Form 10QSB
MEDICAL DISCOVERIES INC
filed 1996-05-20
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

          For the quarterly period ended        March 31, 1996
                                               ----------------


      Transition report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

          For the transition period from _____________ to ______________

     Commission File Number: 0-12627
                             -------

                    MEDICAL DISCOVERIES, INC.
------------------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

            Utah                                87-0407858
------------------------------------------------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)


  2040 East Murray-Holladay Road, Suite 116, Salt Lake City, UT  84117
------------------------------------------------------------------------
              (Address of principal executive offices)

                        (801) 273-7388
-----------------------------------------------------------------------
                  (Issuer's Telephone Number)

                              N/A
-----------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                                            X  Yes     No
                                                        ===     ===

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS


     Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                           Yes     No
                                                        ===     ===
                APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,329,558
                                                             -----------
as of March 29, 1996.
      ---------------

     Transitional Small Business Disclosure Format (check one)

                                                           Yes   X No
                                                        ===     ===

                            PART I
                    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

     Balance Sheets as of March 31, 1996 (unaudited) and March 31, 1995 (unaudited)

     Statements of Operations for the Three-Month Periods ended
     March 31, 1996 (unaudited) and March 31, 1995 (unaudited) and since inception through March 31, 1996 (unaudited)

     Statements of Cash Flows for the Three-Month Periods ended
     March 31, 1996 (unaudited) and March 31, 1995 (unaudited)

     Notes to Unaudited Financial Statements

                    MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET
           AS OF MARCH 31, 1996 AND MARCH 31, 1995
                          (UNAUDITED)

                                       March 31, 1996           March 31, 1995
                                       --------------           --------------
CURRENT ASSETS
        Cash                             $ 329,742               $  60,181
        Accounts Receivable                 43,604                       0
                                          ---------               --------
          Total Current Assets             373,346                  60,181

PROPERTY AND EQUIPMENT
        Equipment                           54,262                  39,092
        Less: Accumulated Depreciation      (6,023)                (15,160)
                                          ---------              ----------
          Net Property and Equipment        48,239                  23,932

OTHER ASSETS
        Deposits                             1,170                       0
        Note receivable                     66,083                       0
        Deferred Federal R&D Tax Credits         0                 118,561
        License Agreement and
        Marketing Rights                         0                  10,000
                                          ---------               ---------
          Total Other Assets                67,253                 128,561
Total Assets                             $ 488,838               $ 212,674
                                          =========               =========

CURRENT LIABILITIES
     Accounts Payable                   $  531,113              $   80,231
     Medical care deposits                       0                       0
     Accrued interest                       16,373                       0
     Current maturities of
        notes payable                        2,520                       0
                                        -----------             -----------
          Total Current Liabilities        550,006                  80,231

LONG TERM LIABILITIES
     Notes payable                         320,590                       0
                                        -----------             -----------
          Total Long Term Liabilities      320,590                       0
                                        -----------             -----------
TOTAL LIABILITIES                          870,596                  80,231
                                        -----------             -----------
STOCKHOLDERS' EQUITY
     Common Stock, no par value,
        authorized 100,000,000           5,638,085               3,414,372
          shares; issued and
          outstanding
          March 31, 1996
          20,329,558
     Retained Deficit                   (5,907,343)             (3,281,929)
     Subscription receivables             (112,500)                      0
                                        -----------             -----------
     Total Stockholders' Equity           (381,758)                132,443
                                        -----------             -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                 $  488,838              $  212,674
                                        ===========             ===========

                           MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
             FOR THE PERIODS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                 (UNAUDITED)

                                                            Cumulative
                              For the three months         Amounts since
                                 ended March 31,           November 20,
                              ---------------------        1991 (date of
                              1996               1995       inception)
                            ----------        --------      -----------
REVENUE
  Clinical Fees             $     -           $             $   108,200
                            ----------        ----------    -----------
    Total Revenue                   0                 0

EXPENSES
  License                                                     1,000,000
  Research and Development     60,730            24,206       2,164,289
  General and Administrative  173,729            73,995       2,648,152
  Depreciation                  2,790             1,88            7,790
                            ----------        ----------    ------------
     Total Expenses           237,249           100,083       5,820,231
                            ----------        ----------    ------------
NET LOSS FROM OPERATION      (237,249)         (100,083)     (5,712,031)

OTHER INCOME / (EXPENSE)       (5,781)                0         (31,270)
                            ----------        ----------    ------------

LOSS BEFORE INCOME TAXES     (243,030)         (100,083)     (5,743,301)
  AND EXTRAORDINARY ITEM

INCOME TAXES                        -              -                  0
                            ----------        ----------    ------------
LOSS BEFORE EXTRAORDINARY    (243,030)         (100,083)     (5,743,301)
  ITEM

FORGIVENESS OF DEBT           673,486              -          1,235,536
                            ----------        ----------    ------------
NET INCOME                  $ 430,456         $(100,083)    $(4,507,765)
                            ==========        ==========    ============

INCOME / (LOSS) PER SHARE
  Loss from continuing
  operation                  $   (0.01)     $    (0.01)          (0.37)
  Gain from debt
  forgiveness                     0.03               -             0.08
                            -----------      -----------    ------------
  Income / (loss) per
  share                     $     0.02      $    (0.01)     $     (0.29)
                            ===========     ============    ============

WEIGHTED AVERAGE NUMBER
  OF SHARES                  20,388,823      17,169,812      15,544,379
                            ===========    ============    ============

                          MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
            FOR THE PERIODS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                 (UNAUDITED)

                                                              Cumulative
                                    For the three months     Amounts since
                                      ended March 31,         November 20,
                                    --------------------     1991 (date of
                                       1996        1995        inception)
                                    ----------  ----------    -------------
OPERATING ACTIVITIES
  Net Income (Loss) for the
    period                         $  430,456  $ (100,083)    $ (4,507,765)
  Add non-cash items
    Depreciation                        2,790       1,882            7,483
    Common stock issued for
      services and license             40,000                    3,056,561
    Loss on disposal of equipment                                    6,330
    Gain on Debt Restructuring       (673,486)                  (1,235,536)
                                    ----------  ----------    -------------
    Net Cash from Operations         (200,240)    (98,201)      (2,672,927)

WORKING CAPITAL CHANGES
  Decrease (increase) in Accounts
     Receivable                        10,275                       76,749
  Decrease (increase) in
     Prepaid Expenses                  65,860                            0
  Decrease (increase) in Other Assets                               (1,170)
  Increase (decrease) in:                                                0
     Advances to shareholders'                                           0
     Accounts payable                  (5,521)    (51,458)         285,606
     Accrued Expenses                  23,326                       51,903
                                    ----------   ----------    ------------
   Net Cash from Working
     Capital Changes                   93,940     (51,458)         413,088

INVESTING ACTIVITIES
  Purchases of Equipment            $  (1,791)                 $   (53,891)
                                    ----------   -----------   ------------
    Net Cash from Investing
      Activities                       (1,791)           0         (53,891)



FINANCING ACTIVITIES
  Payment of notes payable                                            (802)
  Increase in notes payable                                        301,700
  Equity contributed                                               131,374
  Proceeds from issuance of
     common stock                     400,000       193,800      2,211,200
                                    ----------    ----------   ------------
    Net Cash from Financing
      Activities                      400,000       193,800      2,643,472
                                    ----------  ------------   ------------
NET INCREASE / (DECREASE) IN CASH     291,909        44,141        329,742

CASH, BEGINNING PERIOD                 37,833        16,040              0

CASH ENDING PERIOD                  $ 329,742    $   60,181    $   329,742
                                    ==========   ============  ============

                          MEDICAL DISCOVERIES, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 1996

NOTES TO UNAUDITED FINANCIAL STATEMENTS


The unaudited financial statements include the accounts of Medical Discoveries, Inc. and include all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1996 and the results of operations and changes in financial position for the three-month period ended March 31, 1996. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     PATENTS AND PATENT APPLICATIONS.   MDI has filed a patent
application with the U.S. Patent and Trademark Office ("U.S. PTO"), covering the application of MDI-P to a variety of human diseases and ailments, including acquired immune deficiency syndrome ("AIDS"). The U.S. PTO has granted the Company a patent with respect to the application of MDI-P to multiple sclerosis and cardiomyopathy. (Patent No. 5,334,383 for "Electrically Hydrolyzed Salines as In Vivo Microbicides or Treatment of Cardiomyopathy and Multiple Sclerosis"). The Company intends to pursue its current application to expand the scope of its patent protection to include other diseases and ailments, particularly HIV. The Company is also pursuing other United States and foreign applications to provide patent protection for other uses of MDI-P. MDI has also received an official Notice of Allowance of a patent by the United States PTO for the electrolyzer required to generate MDI-P. (Patent No. 5,507,932 for "Apparatus for Electrolyzing Fluids").

     FUTURE RESEARCH EFFORTS. In regard to applications of MDI-P other than the direct treatment of human diseases, MDI intends to actively pursue the potential application of MDI-P as a sterilizing agent for medical, dental, and veterinary fields in the U.S. and overseas. MDI intends, as soon as the necessary studies are completed, to file a 510(k) pre-market notification in this regard with the FDA. In regard to use of MDI-P for human diseases, MDI intends to file an "investigational new drug" application ("IND Application") with the FDA for use of MDI-P on patients in the United States who are HIV-positive or who have AIDS.
The Company has filed a pre-IND submission in this regard. The Company will also seek funding to commence clinical trials on such patients upon approval of the IND Application. Beyond the initial focus on sterilization and on HIV, and as funds will allow, the Company intends to conduct research into the use of MDI-P with respect to multiple sclerosis and cardiomyopathy and with respect to other human diseases and ailments. Additionally, the Company intends to further investigate the ability of MDI-P to kill certain highly resistant and pathogenic bacteria. Also, MDI intends to continue cooperative research efforts with the two major pharmaceutical/biotechnology companies mentioned above with respect to blood-derived products and veterinary diseases. The results of the current preliminary research in these areas will determine the course of future research efforts.

    ADDITIONAL FUNDING IS REQUIRED. Management intends to raise substantial additional funds in private stock offerings in the near future in order to meet its near-term funding requirements. In the future, management anticipates the need to raise substantial additional funds in public stock offerings as well. As additional funds are raised, the Company intends to commence paying salaries to its officers. The Company also intends at that time to hire additional technical and administrative personnel. The bulk of any additional funding will likely be spent on continued research, testing, and patent protection with respect to MDI-P.

                              PART II
                         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the Company's 10-KSB filed April 13, 1996, the Company reported a potential dispute involving Robert A. Spira, John J. Carella, and other parties. On May 9, 1996, Mr. Carella accepted the Company's offer for him to become a director of the Company, subject to certain conditions. The Company anticipates formally appointing him to fill an existing vacancy on the board of directors in the near future.


ITEM 2.  CHANGES IN SECURITIES

     N/A


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     N/A


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A


ITEM 5.  OTHER INFORMATION

  As described in the Company's 10-KSB filed April 13, 1996, the Company raised $475,000 through a private placement. In connection with that transaction, the Company has appointed David Walker as a director of the Company. He has been general manager of Sunheaven Farms in Heaven Hills, Washington (a twelve thousand acre agricultural operation) for twenty years. Mr. Walker has a degree in economics from Brigham Young University.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits required by Item 601 of Regulation S-B.

     The following are exhibits to this Form 10-QSB.

EXHIBIT NUMBER     DESCRIPTION
--------------     -----------

27                 Financial Data Schedule.

     (b)  Reports on Form 8-K

          N/A

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       MEDICAL DISCOVERIES, INC.



Date: May 20, 1996                     /s/ MARLIN TOOMBS
                                       ---------------------------
                                       Vice President