Form 10KSB/A
period 1995-12-31
MEDICAL DISCOVERIES INC
filed 1996-06-14
CIK 748790

The following item
                                                    was the subject of
                                                    a Form 12b-25 and
                                                    is included herein:
                                                    Item 7--Financial
                                                    Statements

              U. S. SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549


                            FORM 10-KSB/A
                          (AMENDMENT NO. 1)
                         (RESTATED ENTIRELY)
(Mark One)
____    Annual Report Under Section 13 or 15(d) of the Securities
        Exchange Act of 1934 (FEE REQUIRED)

        For the fiscal year ended  December 31, 1995
                                   -----------------

____ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED)

For the transition period from ________________ to ___________________.

Commission file number      0-12627
                       ------------------------------------------------


                      Medical Discoveries, Inc.
- ------------------------------------------------------------------------
            (Name of small business issuer in its charter)

               Utah                              87-0407858
- ----------------------------------   -----------------------------------
(State or other Jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

2040 East Murray-Holladay Road, Suite 116, Salt Lake City, UT      84117
- ------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's Telephone Number, Including Area Code:  (801) 273-7388
                                                ------------------------

Securities Registered under Section 12(b) of the Exchange Act:

   Title of Each Class        Name of Each Exchange on Which Registered
   -------------------        -----------------------------------------
          None                                None
- -------------------------     -----------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock
- ------------------------------------------------------------------------
                          (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

     The Company had revenues of $41,288 during the recent fiscal year ended December 31, 1995.

     The aggregate market value of the voting stock held by non affiliates of the registrant (16,676,925 shares) is approximately $14,675,694. The aggregate market value has been computed by reference to the average bid and asked prices of such stock ($0.88 per share) as of May 31, 1996 (which date is within 60 days of the filing of this Form 10-KSB/A).

     The number of shares outstanding of the issuer's Common Stock as of May 31, 1996 was 20,675,555.

                             PART I

ITEM 1.     BUSINESS OVERVIEW

     THE COMPANY. Medical Discoveries, Inc. ("MDI" or the "Company") has developed a product (hereafter "MDI-P") that appears to have the ability to destroy certain human viruses and bacteria. MDI-P may also have the ability to kill other infectious agents, possibly including pathogenic fungi and parasites. MDI-P may possibly be used as a sterilizing agent for medical, dental, and veterinary instruments. MDI P may also potentially be used to remove or inactivate infectious agents in human and animal blood-derived products, such as plasma and gamma globulin.

     MDI-P. MDI-P stands for "Medical Discoveries, Inc. - Pharmaceutical." MDI-P is a saline solution that is electrolyzed to render it a highly effective microbicide. IN VITRO applications, such as the sterilization of surgical instruments, would simply involve the washing and/or submersion of the instrument or material in the MDI-P solution. In the Company's currently proposed protocol for treating human diseases, this electrolyzed solution would be administered intravenously to a patient in a series of injections over a two-week period. MDI-P could also conceivably be administered orally, nasally, or topically.

     PATENTS AND PATENT APPLICATIONS.   MDI has filed a patent
application with the U.S. Patent and Trademark Office ("U.S. PTO"), covering the application of MDI-P to a variety of human diseases and ailments, including "acquired immune deficiency syndrome" ("AIDS"). The U.S. PTO has granted the Company a patent with respect to the application of MDI-P to multiple sclerosis and cardiomyopathy. (Patent No. 5,334,383 for "Electrically Hydrolyzed Salines as In Vivo Microbicides or Treatment of Cardiomyopathy and Multiple Sclerosis"). The Company intends to pursue its current application to expand the scope of its patent protection to include other diseases and ailments, particularly the human immunodeficiency virus ("HIV") that causes AIDS. The Company is also pursuing other United States and foreign applications to provide patent protection for other uses of MDI-P. MDI has also received an official Notice of Allowance of a patent by the United States PTO for the electrolyzer required to generate MDI-P. (Patent No. 5,507,932 for "Apparatus for Electrolyzing Fluids").

     APPLICATION OF MDI-P AS A STERILIZING AGENT. MDI has entered into a preliminary research project with Steril*Med, an affiliate of Cooley & Cooley, Ltd. of Houston, Texas, a distributor of Copalite dental products. Steril*Med has given MDI a $30,000 research grant to determine if MDI-P has potential as a sterilizing agent for medical, dental, and veterinary instruments. This preliminary project was completed on of March 22, 1996 and suggests that potential exists for MDI-P to be used as a sterilizing agent. THE COMPANY HAS ONLY CONDUCTED PRELIMINARY TESTS USING MDI-P AS A STERILIZING AGENT. THE COMPANY HAS NOT YET DEMONSTRATED THE SAFETY OR EFFICACY OF MDI-P AS A STERILIZING

AGENT IN COMPREHENSIVE LABORATORY TESTING OR IN WIDE SPREAD CLINICAL
TRIALS.

     APPLICATION OF MDI-P TO HIV. MDI has data from limited tests using MDI-P against the HIV. HIV is the precursor to AIDS. In preliminary laboratory tests, MDI-P has been shown to destroy HIV. In preliminary studies on five HIV positive patients conducted outside the United States, a significant rise in absolute CD4 counts was observed, without significant adverse side effects. Initial animal toxicity studies have not demonstrated toxicity with MDI-P. THE COMPANY HAS CONDUCTED ONLY PRELIMINARY TESTS USING MDI-P ON A FEW PATIENTS WITH HIV. THE COMPANY HAS NOT YET DEMONSTRATED THE SAFETY OR EFFICACY OF MDI-P FOR HIV POSITIVE PATIENTS IN COMPREHENSIVE LABORATORY TESTING OR IN WIDESPREAD CLINICAL TRIALS.

     APPLICATION OF MDI-P AS AN ANTI-BACTERIAL AGENT. Initial results from the Company's preliminary in vitro studies have shown that MDI-P is able to kill such resistant pathogenic bacteria as methicillin-resistant STAPHYLOCOCCUS AUREUS and vancomycin-resistant ENTEROCOCCUS FAECALIS. THE COMPANY HAS ONLY CONDUCTED PRELIMINARY TESTS USING MDI-P AS AN ANTI BACTERIAL AGENT. THE COMPANY HAS NOT YET DEMONSTRATED THE SAFETY OR EFFICACY OF MDI-P AS AN ANTI-BACTERIAL AGENT IN COMPREHENSIVE LABORATORY TESTING OR IN WIDESPREAD CLINICAL TRIALS.

     OTHER RESEARCH EFFORTS. During the last half of 1994 and early 1995, MDI commenced two separate joint research efforts with two large, United States-based pharmaceutical/biotechnology companies. The primary focus of these preliminary research efforts is the use of MDI-P to remove or inactivate infectious agents in blood-derived products. One company is focusing on product applications for humans while the other company is focusing on the veterinary market. Studies underway have demonstrated killing of the bovine diarrhea virus, a significant viral pathogen in cattle, which is also used as a laboratory model for the hepatitis virus.

     NEW MEMBER OF THE BOARD OF DIRECTORS. The Company has appointed David Walker as a director of the Company. He represents a group of investors who recently invested in the Company in a private stock offering. He has been general manager of Sunheaven Farms in Heaven Hills, Washington (a twelve thousand acre agricultural operation) for twenty years.

     ADVISOR TO THE BOARD OF DIRECTORS.  The Company has engaged Gerald
T. Simmons as an Advisor to the Board of Directors to advise the Board on various strategic management issues. Mr. Simmons has more than twenty years' experience managing pharmaceutical and biotechnology companies.

     THE FUTURE. In regard to applications of MDI-P other than the direct treatment of human diseases, MDI intends to actively pursue the potential application of MDI-P as a sterilizing agent for medical, dental, and veterinary in the U.S. and overseas. MDI intends, as soon as the necessary studies are completed, to file a 510(k) pre-market notification in this regard with the FDA. In regard to use of MDI-P for human diseases, MDI intends to file an "investigational new drug" application ("IND Application") with the FDA for use of MDI-P on patients in the United States who are HIV-positive or who have AIDS.
The Company has filed a pre-IND submission in this regard. The Company will also seek funding to commence clinical trials on such patients upon approval of the IND Application. Beyond the initial focus sterilization and on HIV, and as funds will allow, the Company intends to conduct research into the use of MDI-P with respect to multiple sclerosis and cardiomyopathy and with respect to other human diseases and ailments. Additionally, the Company intends to further investigate the ability of MDI-P to kill certain highly resistant and pathogenic bacteria. Also, MDI intends to continue cooperative research efforts with the two major pharmaceutical/biotechnology companies mentioned above with respect to blood-derived products and veterinary diseases. The results of the current preliminary research in these areas will determine the course of future research efforts.

THE MDI-P PRODUCT

     DESCRIPTION. MDI-P is a saline solution that is chemically changed by electrolysis to form the MDI-P solution, which is then injected into the body intravenously or is applied to the surface of a surgical instrument, for example. Electrolysis is the method whereby a certain type of electric current is passed through a chemical solution. The electrical current causes the chemicals in the saline solution to alter, producing a variety of chemical compounds, such as ozone and hypochlorous acid. Different electrical currents produce different concentrations of these and related products. In previously published scientific literature, electrolyzed saline solutions have been shown to have an intense microbicidal effect.

     RESEARCH AND DEVELOPMENT. MDI is a start-up company with limited resources. During the two fiscal years ended December 31, 1994 and 1995, the Company spent approximately $850,000 and $140,000 respectively on research and development of MDI-P. The Company intends actively to pursue and expand its research efforts as funds will allow. The focus of the initial research will be on the use of MDI-P as a sterilizing agent for medical, dental, and veterinary instruments, as a potential anti-bacterial agent, and as a potential anti-HIV agent. As funds will allow, the Company will also focus its research on the use of MDI-P against multiple sclerosis and cardiomyopathy, the two diseases for which a U.S. patent has been issued. Also, as funds will allow, the Company will expand its research efforts to encompass the use of MDI-P against other diseases and ailments and other applications.

PATENTS, TRADE SECRETS, AND LICENSES

     MORROW LICENSE AGREEMENT. MDI-P was initially developed by Dr. Robert E. Morrow, the founder of the Company. Dr. Morrow filed a patent application for the use of MDI-P in the human body for a variety of diseases and ailments, including AIDS. Initially, Dr. Morrow filed this patent application in his own name. Subsequently, Dr. Morrow licensed MDI-P to MDI in exchange for royalties (the "Morrow License Agreement"). The Morrow License Agreement was subsequently amended to assign all of Dr. Morrow's right, title, and interest in MDI-P to MDI in exchange for continuing royalties. In connection with the amendment and wholesale assignment of MDI-P to the Company, Dr. Morrow also assigned all existing patents and patent applications to the Company with respect to MDI-P. On March 26, 1996, however, Dr. Morrow agreed to terminate any future royalties to him in exchange for $1,500. Consequently, the Company owes no further royalties to Dr. Morrow in connection with the use or sale of MDI-P.

     PATENTS AND PATENT APPLICATIONS. The original patent application for MDI-P, as now owned by MDI, covers IN VIVO and IN VITRO use of MDI-P on a variety of diseases and ailments. The U.S. PTO has granted a patent to the Company for the IN VIVO use of electrically hydrolyzed salines as microbicides and the treatment of multiple sclerosis and cardiomyopathy. (Patent No. 5,334,383 for "Electrically Hydrolyzed Salines as In Vivo Microbicides or Treatment of Cardiomyopathy and Multiple Sclerosis.") Multiple sclerosis is a serious nervous system disorder. Cardiomyopathy is a typically chronic disorder, sometimes of viral origin, of the heart muscle that may involve enlargement and obstructive damage to the heart. MDI will continue to seek patent protection for the other inventions pending in its current application to the U.S. PTO. MDI has also received an official Notice of Allowance of a patent by the U.S. PTO for the electrolyzer required to generate MDI-P. (Patent No. 5,507,932 for "Apparatus for Electrolyzing Fluids"). The Company also has patents pending with the U.S. PTO on electrically hydrolyzed salines as microbicides (covering IN VIVO and IN VITRO uses of MDI-P). The Company plans to file other applications to expand the scope of its patent protection where possible, including other types of microbicide applications. Additionally, MDI has filed foreign patent applications corresponding to the above defined United States applications.

     TECHNOLOGY PROTECTION POLICY AND DISCLAIMERS. It is the Company's policy to protect its technology by, among other means, filing patent applications to protect technology which it considers important to the development of its business. The Company will also rely upon trade secrets and improvements, unpatented know-how, and continuing technological innovation to develop and maintain its competitive position. Despite the Company's policy to seek patent protection wherever appropriate, there can be no assurance that the Company's patent applications will result in further patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. There can also be no assurance that any patent issued to the Company will not be infringed or circumvented by others or that others will not obtain patents that the Company would need to license or circumvent. There can be no assurance that licenses, which might be required for the Company's processes or products, would be available on reasonable terms or that patents issued to others would not prevent the Company from developing and marketing its products. In addition, there can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. To the extent the Company also relies upon unpatented trade secrets, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology.

     CONFIDENTIALITY POLICY AND DISCLAIMERS. MDI, as a matter of policy, requires its employees, consultants, and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The Company also, as a matter of policy, obtains such confidentiality agreements from appropriate independent parties. The agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential and not be disclosed to others except in specified circumstances. In the case of employees and certain consultants, the agreements contain non-competition clauses and provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

APPLICATION OF MDI-P AS A STERILIZING AGENT

     RESULTS OF STERILIZATION TESTS. The Company has entered into a preliminary research project with Steril*Med, an affiliate of Cooley & Cooley, Ltd. of Houston, Texas, a distributor of Copalite dental products. Steril*Med has given MDI a $30,000 research grant to determine if MDI-P has potential as a sterilizing agent for medical, dental, and veterinary instruments. This preliminary project was completed on March 22, 1996 and suggests that potential exists for MDI-P to be used as a sterilizing agent. This preliminary test evaluated the use of MDI-P to sterilize dental handpieces. After a six-minute exposure to MDI-P of a highly resistant bacterial spore "contaminated" dental handpiece, no viable bacterial spores could be detected. The dental handpiece is one of the most difficult health care related instruments on which sterilization can be demonstrated. These tests follow FDA criteria for evaluating the sterilizing ability of new products. It is the intent of the Company, with appropriate funding, to continue with these kinds of studies and use this data for an FDA 510(k) pre-market notification approval for MDI-P as a sterilizing agent for medical, dental, and veterinary instruments. THE COMPANY HAS ONLY CONDUCTED PRELIMINARY TESTS USING MDI-P AS A STERILIZING AGENT. THE COMPANY HAS NOT YET DEMONSTRATED THE SAFETY OR EFFICACY OF MDI-P AS A STERILIZING AGENT IN COMPREHENSIVE LABORATORY TESTING OR IN WIDE SPREAD CLINICAL TRIALS.

APPLICATION OF MDI-P TO HIV

     THE AIDS PANDEMIC. The first officially recognized cases of AIDS were reported in 1981. During 1983 and 1984, various clinical investigators identified HIV as the cause of AIDS. The number of HIV infected individuals is currently estimated at one to two million in the United States, with a worldwide incidence of approximately 20 million. Since HIV-infected individuals ultimately develop AIDS, with a mortality rate believed to be effectively 100 percent, AIDS presents a significant societal threat. There were 401,749 individuals reported with AIDS in the United States through June 1994, of which 243,423 have died. The Center for Disease Control projects that the total number of AIDS cases could reach 500,000 by the end of 1995 in the United States. Certain sources estimate the number of AIDS cases worldwide to reach 12-15 million by the end of 1995. Projections of the number of AIDS cases are based on currently available information and may not reflect the actual number of future cases.

     HIV AND AIDS. Shortly after an individual is infected with HIV, the virus multiplies rapidly and can be detected in the blood. The immune system responds by producing antibodies. While this response is usually sufficient to temporarily arrest the progress of the infection and reduce levels of virus in the blood, the virus continues to actively replicate within certain cells. This latent phase may last from a period of months to several years or longer. During this time, levels of antibodies to HIV remain high and the virus continues to replicate. Other indicators of immune status, however, progressively decline, including cell-mediated immune response (as measured by skin testing) and the number of the certain white blood cells, known as CD4 cells, which are needed to maintain the immune system. The development of certain early clinical symptoms of AIDS is referred to as AIDS-related complex ("ARC") and may occur during the later portion of this latent phase. The latent phase eventually ends, at which time the level of antibodies declines and the concentration of HIV in the blood increases. Thereafter, the disease progresses with the collapse of the immune system, leaving the body susceptible to fatal infections and cancers. AIDS represents the end stage of the infection by HIV and is characterized by dementia, pneumonia, and other infectious diseases of the pulmonary system, central nervous system, gastrointestinal tract and skin, as well as cancers.

     RESULTS OF TESTS ON AIDS PATIENTS. MDI has conducted preliminary tests with MDI-P on AIDS patients outside the United States. Initially, five patients have received MDI-P. Blood specimens were drawn from these five patients prior to the first treatment and at regular intervals during and after these treatments. These blood specimens were sent to independent laboratories for testing. It should be noted that one of these five patients declined to participate in the later blood test. There was a significant rise in absolute CD4 cell count (43%) occurring after two months of treatment. This CD4 cell count increase is important in bolstering the patients' immune response. It is also important to note that a lack of toxicity of MDI-P was observed in the five patients by their normal tests of liver function throughout their treatment. All of the above patients verbally reported that they felt improved, less fatigued, and less depressed through the course of therapy. There were no serious complications during these preliminary treatments. The minor complications were occasional sore arms from the intravenous needles, as well as intestinal cramps and diarrhea. The patient who was not followed by later tests reported verbally that he was feeling better and was working at his occupation. THE COMPANY HAS CONDUCTED ONLY PRELIMINARY TESTS USING MDI-P ON A FEW PATIENTS WITH HIV. THE COMPANY HAS NOT YET DEMONSTRATED THE EFFICACY OR SAFETY OF MDI-P FOR HIV-POSITIVE PATIENTS IN COMPREHENSIVE LABORATORY TESTING OR IN WIDESPREAD CLINICAL TRIALS.

     RESULTS OF LABORATORY TESTS AGAINST HIV. MDI-P has been tested by classical laboratory methods to assess its anti-HIV activity and toxicity toward human lymphocytes. These laboratory experiments were performed by a reputable, independent testing laboratory. Exposure of human lymphocytes infected with HIV (HB-2 cells) to MDI-P results in a five log reduction in HIV after one minute of exposure without significant toxicity to the lymphocytes. Extension of the incubation period to 10 minutes demonstrated similar trends in HIV killing (measured by the ELISA HIV p24 antigen assay) and minimal toxicity. Clinical isolates of HIV (HIV isolated from patients with HIV, in contrast to laboratory isolates such as HB-2 cells) that were subjected to MDI-P were also killed in identical time frames, indicating a lack of resistance to MDI-P from such "field" isolates. THE COMPANY HAS ONLY CONDUCTED PRELIMINARY LABORATORY TESTS OF MDI-P ON HIV. THE COMPANY HAS NOT YET DEMONSTRATED THE EFFICACY OR SAFETY OF MDI-P IN TREATING HIV POSITIVE PATIENTS IN COMPREHENSIVE LABORATORY TESTING OR WIDESPREAD CLINICAL TRIALS.

     ONGOING TESTS AGAINST HIV. Preliminary animal toxicity testing in two animal populations has demonstrated that up to 40 times the recommended dose for human subjects was tolerated without any evidence of toxicity. Additional animal studies provided data sufficient to meet the United States Pharmacopeia requirements for transport of the MDI-P solution in appropriate containers. During 1994, The Company submitted a pre-IND application to the FDA which included the results of initial animal toxicity studies. The FDA responded to the Company's pre-IND submission by letter, dated August 30, 1994, indicating that certain additional information and testing data should be included in the IND Application. The letter also suggested items to assist the Company in designing the proposed initial clinical development plan for a Phase I trial of MDI-P. As funding becomes available, the Company intends to pursue the recommendations of the FDA in conducting further testing and compiling additional information necessary to make its IND Application complete. The Company is currently attempting to raise additional funds for this purpose. THE COMPANY HAS ONLY CONDUCTED PRELIMINARY LABORATORY TESTS OF MDI-P ON HIV. THE COMPANY HAS NOT YET DEMONSTRATED THE EFFICACY OR SAFETY OF MDI-P IN TREATING HIV-POSITIVE PATIENTS IN COMPREHENSIVE LABORATORY TESTING OR WIDESPREAD CLINICAL TRIALS.

APPLICATION OF MDI-P AS AN ANTI-BACTERIAL AGENT

     RESULTS OF ANTI-BACTERIAL TESTS. Initial results from the Company's preliminary in vitro studies have shown that MDI-P is able to kill such resistant pathogenic bacteria as methicillin-resistant STAPHYLOCOCCUS AUREUS and vancomycin-resistant ENTEROCOCCUS FAECALIS. Other clinically important pathogenic bacteria have also been studied, such as PSEUDOMONAS AERUGINOSA and ESCHERICHIA COLI, with comparable results. It is the intent of the Company, with appropriate funding, to continue with these kinds of studies for possible joint venture collaborations with pharmaceutical companies. THE COMPANY HAS ONLY CONDUCTED PRELIMINARY TESTS USING MDI-P AS AN ANTI-BACTERIAL AGENT. THE COMPANY HAS NOT YET DEMONSTRATED THE SAFETY OR EFFICACY OF MDI-P AS AN ANTI-BACTERIAL AGENT IN COMPREHENSIVE LABORATORY TESTING OR IN WIDESPREAD CLINICAL TRIALS.

OTHER POTENTIAL APPLICATIONS OF MDI-P

     In addition to the above tests, in the last half of 1994 and early 1995, the Company commenced cooperative research efforts with two other companies to determine the usefulness of MDI-P for other applications. In one instance, MDI has entered into a confidential joint research effort with a major United States pharmaceutical company to conduct preliminary research into the effectiveness of using MDI-P in removing or inactivating infectious agents in blood-derived products such as gamma globulin. In the other instance, MDI has entered into a confidential joint research effort with a major United States veterinary/pharmaceutical company to conduct preliminary research into the effectiveness of using MDI-P in removing or inactivating infectious agents in animal blood products, such as horse and bovine gamma globulin or plasma, as well as the use of MDI-P in the treatment of important horse and bovine viral diseases. Studies underway have demonstrated killing of the bovine diarrhea virus, a significant viral pathogen in cattle, which is also used as a laboratory model for the hepatitis virus. In both instances, the research will likely be funded completely by the other company involved.

COMPETITION

     COMPETITION WITH RESPECT TO STERILIZATION TECHNIQUES. The most commonly used technique for sterilizing medical and dental instruments is the autoclave apparatus. An autoclave is a chamber in which the instruments or materials to be sterilized are placed. This chamber is then heated to 121 C. and pressurized to 15 psi for 15 to 20 minutes. Autoclaves are manufactured and distributed by a variety of companies, notably Barnstead and Amsco Scientific. Another sterilization technique is the use of ethylene oxide gas, a toxic gas, that requires 18 hours to complete. This technique has primarily been used in the past by large hospitals or clinics, however, its use is currently declining in the United States due to strict controls that have been placed on its use in the United States by the Environmental Protection Agency ("EPA"). In addition to the autoclaving and ethylene oxide techniques, there are several other sterilization processes, which are used on a limited basis. Sterris Corporation manufactures and distributes its "Sterris System I," a chemical sterilant process for immersible medical and surgical instruments. This process requires approximately 30 minutes. Another sterilization technique is the "Sterrad Sterilization System" which is manufactured and distributed by a division of Johnson & Johnson. This technique uses hydrogen peroxide and requires over one hour to complete. Another sterilization technique is the "Plazlyte Sterilization System," which is manufactured and distributed by AbTox, Inc. This process also uses chemical sterilants and requires six hours to complete. Finally, there is the "Karlson Ozone Sterilization System," which is manufactured and distributed by Ozone Sterilization Products. This technique is a gas sterilization system. As of August 1995, this process had not yet been approved by the FDA. MDI's preliminary tests of MDI-P as a sterilizing agent have shown that sterilization of "contaminated" dental handpieces can be accomplished in six minutes or less. Moreover, MDI-P is a non-toxic sterilizing agent, in contrast to some of the techniques currently in the marketplace that use toxic chemicals or toxic gas. Based on these preliminary tests, MDI's management believes that MDI-P has the potential to be competitive in the sterilization marketplace. Nevertheless, future sterilization techniques may be developed that could compete directly with MDI-P.

     COMPETITION WITH RESPECT TO HIV. Competition among companies addressing the treatment and prevention of AIDS and infection by the HIV virus is intense. In general, this competition falls into four categories: (i) drugs designed to chemically inhibit the replication of HIV; (ii) non-specific immune system stimulants; (iii) receptor proteins (such as T4) that inhibit viral binding; and (iv) therapeutic and preventive vaccines. The first category includes Invirase (Saquinavir Mesylate), which is manufactured by Hoffman-LaRoche, Inc., Ritnonavir (ABT-538), which is manufactured by Abbott Laboratories, AZT, which is manufactured by Burroughs Wellcome Co., the United States subsidiary of Wellcome PLC, dideoxyinosine ("ddI"), which is manufactured by Bristol Myers Squibb Company, and dideoxycytidine ("ddC") which is under development by Hoffman-LaRoche, Inc. AZT, ddC in combination with AZT, and ddI have been approved by the FDA for use in certain HIV infected individuals. Although AZT, ddC in combination with AZT, and ddI have been found to be effective, over time patients appear to resume the decline in immune function associated with HIV infection. In addition, AZT, ddC in combination with AZT, and ddI have been associated with significant toxicity in some treated subjects. Although the receptor protein and non-specific immune system stimulant approaches have been shown to be non-toxic in humans, their effectiveness has not been established. As for the fourth approach, a variety of vaccines are under development by pharmaceutical companies and public and private research institutions. It is possible that one or more of these existing anti-HIV agents may be used effectively with MDI-P.
Substantial government funding has been made available to promote AIDS related research at certain public and private institutions. This research could lead to the development of products that would compete directly with MDI-P, and the level of funding made available to promote such research could be significantly increased in the future.

     COMPETITION WITH RESPECT TO ANTI-BACTERIAL AGENTS. There is a large and intense effort in the pharmaceutical industry to develop anti bacterial agents which have activity against the many different kinds of bacteria. These agents are commonly referred to as "broad spectrum anti-bacterial agents." Some of these agents are particularly active against multiple drug-resistant bacteria. The drug of first choice for multiply resistant gram positive bacteria is vancomycin, manufactured by Eli Lilly & Co. Certain bacteria have become resistant to vancomycin, such as vancomycin-resistant ENTEROCOCCUS FAECALIS. There is no currently acceptable alternative to treat such infections caused by this resistant organism. Other available anti-bacterial agents most often have particular areas of efficacy, for example those that are used against certain genera of gram negative bacteria, including urinary tract isolates. Other pharmaceutical companies that are marketing and developing new anti-bacterial agents include Miles Pharmaceuticals (Ciprofloxacin), and Hoffman-LaRoche (Rocephin). The intense research with respect to anti-bacterial agents could lead to the development of additional products that could compete directly with MDI-P.

     COMPETITION GENERALLY. The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. The Company's competitors include major pharmaceutical, chemical, and specialized biotechnology companies, many of which have financial, technical, and marketing resources significantly greater than those of the Company. Fully integrated pharmaceutical companies, due to their expertise in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing, as well as their substantially greater financial and other resources, may be the Company's most formidable competitors. In addition, acquisitions by such pharmaceutical companies could enhance the financial and marketing resources of smaller competitors. Furthermore, colleges, universities, governmental agencies, and other public and private research organizations will continue to conduct research and possibly market competitive commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also will compete with the Company in recruiting and retaining highly qualified scientific personnel. If and when MDI obtains regulatory approval for any of the uses of MDI-P, it must then compete for acceptance in the marketplace. Given that such regulatory approval, especially in the United States, may take a number of years, the timing of the introduction of MDI-P and other products to the market is critical. Other safe and effective drugs and treatments may be introduced into the market prior to the time that the Company is able to obtain approval for the commercialization of MDI-P. In addition, even after such regulatory approval is obtained, competition among products approved for sale may be affected by, among other things, product efficacy, safety, reliability, availability, price, and patent position. There can be no assurance that MDI-P will be competitive if and when introduced into the marketplace for any of its possible uses.

GOVERNMENT REGULATIONS

     REGULATIONS GENERALLY. The Company's use of the MDI-P solution in the treatment of HIV and for other human or IN VITRO uses is subject to extensive regulation by United States and foreign governmental authorities. These regulations apply not only to the use of MDI-P itself, but also to the manufacture of the electrolyzer used to create MDI-P. In particular, pharmaceutical treatments are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA in the United States under the federal Food, Drug and Cosmetic Act and by comparable agencies in most foreign countries. Various federal, state and foreign statutes also govern or influence the manufacture, labeling, storage, record keeping, and marketing of such products. Pharmaceutical manufacturing facilities are also regulated by state, local, and other authorities. Obtaining approval from the FDA and other regulatory authorities for a new drug or treatment may take several years and involve substantial expenditures. Moreover, ongoing compliance with these requirements can require the expenditure of substantial resources. Difficulties or unanticipated costs may be encountered by the Company or marketing partners in their respective efforts to secure necessary governmental approvals, which could delay or preclude the Company or its marketing partners from marketing MDI-P.

           IND APPLICATION TO FDA FOR THE USE OF MDI-P AGAINST HIV OR AS AN ANTI-BACTERIAL AGENT. As an initial step in the FDA regulatory approval process for MDI-P as a treatment of HIV-positive patients or as an anti bacterial agent, preclinical studies are typically conducted in animals to identify potential safety problems. For certain diseases, animal models exist which are believed to be predictive of human efficacy. For such diseases, a drug candidate is tested in such an animal model. The results of the studies are submitted to the FDA as part of an "investigational new drug" application ("IND Application"), which is filed to comply with FDA regulations prior to beginning human clinical testing. As funding is available, the Company will continue the animal studies and other tests required to file IND Applications with the FDA for the use of MDI-P on HIV or as an anti-bacterial agent. If the FDA accepts these IND Applications, the Company would be allowed to commence clinical trials. The Company has filed a pre-IND Application with respect to the use of MDI-P against HIV. The Company has not yet filed a pre-IND Application with respect to the use of MDI-P as an anti bacterial agent, but may do so in the future. There is no assurance that the FDA will approve the Company's future IND Applications for the use of MDI-P against HIV or with respect to the use of MDI-P as an anti bacterial agent.

     FDA CLINICAL TRIALS OF MDI-P AGAINST HIV OR AS AN ANTI-BACTERIAL AGENT. Once FDA approval has been received for the Company's possible future IND Application for the use of MDI-P on HIV-positive patients or as an anti-bacterial agent, human clinical trials may be commenced.

Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, MDI-P will be tested for safety and dosage tolerance. Phase II typically involves studies in a somewhat larger patient population to identify possible adverse side effects and safety risks, to begin gathering preliminary efficacy data, and to investigate potential dose sizes and schedules. Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each clinical study must be evaluated by an independent institutional review board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution. The FDA has recently published guidelines regarding the accelerated approval of drugs and treatments for life-threatening diseases. Given that MDI-P may be used against HIV and that AIDS is a life-threatening disease, the Company will seek accelerated handling of the FDA review process with respect to its use of MDI-P against HIV. There can be no assurance that the FDA will handle this review on an expedited basis.

     NEW DRUG APPLICATION TO FDA FOR THE USE OF MDI-P AGAINST HIV OR AS AN ANTI-BACTERIAL AGENT. Data from preclinical testing and clinical trials of MDI-P against HIV or as an anti-bacterial agent may eventually be submitted to the FDA in a "New Drug Application" ("NDA") for marketing approval. Preparing an NDA involves considerable data collection, verification, analysis, and expense, and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the ability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety of the new drug. Quality control and manufacturing procedures conforming to the FDA's "Good Manufacturing Practices" ("GMP") are conditions for clinical studies and NDA approval. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to insure full technical compliance. After FDA approval of use of MDI-P with respect to HIV or as an anti bacterial agent, further clinical trials would be necessary to gain approval for the use of MDI-P for any additional diseases or uses. Approvals may be withdrawn if compliance with labeling and GMP regulatory standards are not maintained or if unexpected safety problems occur following initial marketing.

     FDA APPROVAL PROCESS FOR USE OF MDI-P AS A STERILIZATION AGENT. Compared to the FDA approval process described above with respect to the approval of a "new drug," the FDA process for the approval of the use of

MDI-P as a sterilizing agent is significantly less complicated and time consuming. Because the use of MDI-P as a sterilizing agent does not require the injection of this "new drug" in a human patient, MDI is required by the FDA regulations only to demonstrate in laboratory tests that MDI-P is an effective sterilizing agent. This data is required to be filed with the FDA by MDI in the form of a "510(k) Application."
This 510(k) Application is subject to FDA approval, but the time required for such approval is considerably less than the time required for the approval of a "new drug" because extensive clinical data is not required. Given appropriate funding, MDI's management believes that MDI will be able to obtain approval from the FDA for the use of MDI-P as a sterilizing agent sometime before June, 1997, although there is no guarantee that such approval can be obtained within that time. In addition to this FDA approval process, MDI will be subject to the GMP regulations noted above in the production of these sterilizers. Again, the FDA's approval may be withdrawn if these GMP regulatory standards are not maintained.

     OTHER GOVERNMENTAL REGULATIONS. In addition to regulations enforced by the FDA, the Company is also subject in the United States to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and potential federal, state and local regulations. Because the Company does not currently produce, use, or otherwise handle hazardous chemicals or produce pollutants in regulated amounts, it is not subject to significant costs of compliance with these environmental laws.

RESEARCH, LICENSING, DISTRIBUTION AND MANUFACTURING

     CONTINUING RESEARCH. MDI has not yet commenced any operations other than research and development with respect to MDI-P. Initially, the Company intends to focus its continuing research on commercializing the use of MDI-P as a sterilizing agent for medical, dental, and veterinary instruments. At the same time, the Company will continue its research with respect to treating HIV-positive patients and with respect to the use of MDI-P as an anti-bacterial agent. In time, the Company intends to conduct research on the use of MDI-P with respect to other diseases and ailments as well, particularly those covered by the Company's patents. Additionally, the Company will continue its joint research efforts into the use of MDI-P to remove or inactivate infectious agents in human and animal blood-derived products, such as plasma and gamma globulin. All these research efforts are contingent upon the availability of funds.

     LICENSING, DISTRIBUTION, AND MANUFACTURING. Given the preliminary nature of the Company's research, and given the uncertainty of regulatory approvals and market viability, management of the Company has not yet determined the best course for commercialization of MDI-P in its various potential applications. MDI may seek to commercialize the potential applications of MDI-P either directly or indirectly in contracts with third parties, including larger, established pharmaceutical companies.

CORPORATE HISTORY

     MDI was incorporated as "Medical Discoveries, Inc." in the State of Utah on November 20, 1991 by Dr. Robert E. Morrow, the inventor of the product now known as MDI-P. The Company was organized for the purpose of developing MDI-P. Dr. Morrow thereafter licensed the exclusive use of MDI-P to the Company in exchange for royalties, which have since been terminated. On August 6, 1992, the Company merged with and into WPI Pharmaceutical, Inc., a Utah corporation that had no significant business operations. Upon the merger, WPI Pharmaceutical, Inc. changed its name to "Medical Discoveries, Inc." At the time it ceased operations, WPI Pharmaceutical, Inc. did have a number of shareholders and was a reporting company with the U.S. Securities and Exchange Commission ("SEC").

EMPLOYEES AND OFFICERS

     MDI is currently a development stage company that conducts research primarily through third parties. It currently has one full-time, paid employee who is not an officer. The officers of the Company are Mr. Alvin Zidell, Interim President, Dr. William Welch, Vice President of Research and Development, and Mr. Marlin Toombs, Vice President of Corporate Affairs and Secretary. Dr. Welch and Mr. Toombs each devote their full time to MDI's affairs. Mr. Zidell currently works on a part time basis. Generally, the officers of the Company have not drawn any regular salaries or bonuses, although the Company occasionally has authorized compensation to certain officers for services rendered and expenses personally incurred on the Company's behalf. This compensation has generally taken the form of a waiver of the cash exercise price for outstanding stock options to these individuals (see "Executive Compensation" below). It is anticipated that in 1996, given an appropriate level of funding, the Company will begin to pay appropriate salaries to its officers.

NEW MEMBER OF THE BOARD OF DIRECTORS

     The Company has appointed David Walker as a director of the Company. He represents a group of investors who recently invested in the Company in a private stock offering. He has been general manager of Sunheaven Farms in Heaven Hills, Washington (a twenty thousand acre agricultural operation) for twenty years. Mr. Walker has a degree in economics from Brigham Young University.

ADVISOR TO THE BOARD

     On April 8, 1996, the Company engaged Mr. Gerald T. Simmons to serve as an Advisor to the Board of Directors. Mr. Simmons is a seasoned pharmaceutical and biotechnology executive with over twenty years of marketing and senior management experience. He began his career managing new product development and introduction for Pharmacraft Consumer Products, a subsidiary of Ciba-Geigy, and then for Schering Plough Consumer Products. He later served as Vice President of Marketing and Sales for NPI Biotechnology Corporation (now Agridyne Corp.) and for Escagenetics Biotechnology Corporation. Most recently, he was President and CEO of Cellegy Pharmaceuticals, Inc., a pharmaceutical company, and he remains a director of that company. He is currently providing consulting services to development stage companies. Mr. Simmons has an MBA degree. Mr. Simmons has also received advanced marketing and acquisition training from Harvard Business School and Northwestern University.

SCIENTIFIC ADVISORY BOARD

     The Company has recently formed a Scientific Advisory Board for the purpose of obtaining expert advice and guidance with respect to the Company's research, FDA submissions, and the commercialization of MDI-P. The members of this Scientific Advisory Board are as follows: Dr. Bruce
J. Dezube, M.D., who is an Assistant Professor of Medicine at the Harvard Medical School, Director of AIDS Oncology at Beth Israel Hospital in Boston, and a member of the AIDS Clinical Trial Group; Dr. Peter R. Kerndt, M.D., who is the Director of HIV Epidemiology for the Los Angeles County Department of Health Services; and Dr. William J. Novick, Ph.D., who held various senior positions at Smith Kline and French, Rorer and Hoechst-Roussel, where he was Vice President for International Drug Development for ten years.

ITEM 2.     PROPERTIES

     The Company's principal place of business is located in a small commercial office space at 2040 East Murray-Holladay Road, Suite 116, Salt Lake City, Utah 84117. The Company currently leases such space pursuant to a three-year lease, with a total rental obligation of $33,840. This space is currently used primarily by Marlin Toombs and the Company's one staff employee. This space is currently adequate for the Company's needs, but the Company will likely need to acquire additional space in the near future.

ITEM 3.     LEGAL PROCEEDINGS

     NO LEGAL PROCEEDINGS. The Company is not currently involved in any legal proceedings.

     SETTLEMENT OF ALI LAWSUIT. On March 29, 1996, Mark Del Rocco, a former director of the Company, paid to ALI, Inc. $290,000 in complete settlement of all of MDI's claims against Mr. Del Rocco and MDI and its predecessor, WPI Pharmaceutical, Inc. This settlement will allow the Company to write off a debt and accrued interest of approximately $321,000 from its balance sheet beginning March 31, 1996. The claims by ALI against MDI have been previously reported in the Company's Form 10-QSB/A

(No. 1), for the quarter ended June 30, 1996.

     SETTLEMENT OF DEL ROCCO LAWSUIT. In connection with the ALI lawsuit described above, a former director of the Company, Mark Del Rocco, had filed a cross-claim against MDI. Mr. Del Rocco had personally guaranteed MDI's debt to ALI. Effective December 31, 1995, MDI and Mr. Del Rocco entered into a settlement agreement pursuant to which MDI granted Mr. Del Rocco a two-year option to purchase 100,000 shares of MDI stock at $0.25 per share in exchange for a complete settlement and withdrawal of Mr. Del Rocco's claims. In addition, Mr. Del Rocco agreed to forgive the Company for approximately $284,000 that he claimed was due to him by MDI.

     SETTLEMENT OF DR. MORROW LAWSUIT. On October 12, 1995, the Company settled its lawsuit against Dr. Robert E. Morrow, founder of MDI. The terms of this settlement have been previously reported by the Company in its Form 8-K, dated October 12, 1995. Beyond that settlement, on March 26, 1996, Dr. Morrow entered into a settlement agreement with the Company in which Dr. Morrow relinquished all further royalties with respect to MDI-P in exchange for $1,500.

     SETTLEMENT OF ANTI-VIRAL LAWSUIT. In January 1996, the Company entered into a Settlement Agreement with Anti-Viral of America, Inc., the company with which MDI had previously signed a Letter of Intent for the use of MDI-P in Mexico. The Company's claims against Anti-Viral have been previously reported in the Company's Form 10-QSB for the quarter ended June 30, 1995. In connection with the Settlement Agreement, a Permanent Injunction was entered against Anti-Viral of America, Inc., its principals, and others permanently enjoining them from using the MDI-P treatment or the technology concerning the MDI-P treatment in any manner, from disclosing the technology or any other trade secrets of the Company, from providing the MDI-P treatment to patients or others, and from having possession or control, directly or indirectly, of any machines which produce the treatment. The claims against the Company were also dismissed with prejudice.

     POTENTIAL DISPUTE. On June 15, 1995, MDI engaged Spira and Associates, of which Robert A. Spira is the managing partner, to assist the Company in raising money. Spira and Associates did assist the Company in raising $332,000 through the MDI Investors Trust (the "Trust"), of which Jonathan D. Deily, an attorney, is Trustee. To date, of this $332,000, MDI has received $281,000 pursuant to a budget for disbursement of Trust funds. Pursuant to the Engagement Agreement, Spira and Associates nominated Mr. Spira to be its director on the MDI Board of Directors, and Mr. Spira was duly appointed to that position. Mr. Spira also nominated Mr. John J. Carella to be MDI's Chief Financial Officer, and he too was duly appointed to that position. Subsequently, however, due to disagreements with management, Mr. Spira resigned as a director on March 7, 1996 and he and Spira and Associates resigned from providing any further services to MDI since that date. The day after, on March 8, 1996, Mr. Carella also resigned as Chief Financial Officer, also citing disagreements with management. Among numerous allegations, Messrs. Spira and Carella alleged that MDI had expended funds from the MDI Investors Trust outside the bounds of the Trust budget. Subsequently, Mr. Deily too, as Trustee of the MDI Investors Trust, has requested that the Trust funds disbursed to MDI by the Trust be placed in escrow pending a review of MDI's expenditures. The Board of Directors of MDI commissioned an independent review of the Company's expenditures which were approved by Mr. Carella. The results of this review show that the funds were expended in accordance with the budget, and the Company has provided the results of its review to Mr. Deily. Furthermore, the Engagement Agreement with Spira and Associates provided for the issuance of 3,100,000 shares of MDI stock to Spira and Associates for its services. These shares were issued in two installments, one for 1,860,000 shares upon execution, and the second for 1,240,000 shares. The second installment has been held in escrow by the Company and is subject to forfeiture. MDI has terminated the Engagement Agreement with Spira. Mr. Spira, on behalf of Spira and Associates, is now claiming rights to the additional 1,240,000 shares. MDI is currently consulting with its legal counsel concerning MDI's rights and obligations under the terminated Engagement Agreement. On May 9, 1996, Mr. Carella accepted the Company's offer for him to become a director of the Company, subject to certain conditions. The Company anticipates formally appointing him to fill an existing vacancy on the board of directors in the near future.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                           PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the over-the-counter ("OTC") system under the symbol "MLSC". The following table sets forth, for the periods indicated, the closing high and low bid prices for the Common Stock. The prices represent inter-dealer prices, without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions. The information has been provided by the National Quotation Bureau, Inc.
                                                              BID PRICE
                                                              ---------

                                                       HIGH        LOW
                                                       ----        ---

Fiscal Year Ended December 31, 1995
- -----------------------------------


     First quarter                                    1 3/4          1/4
     Second quarter                                   1 3/4          1/8
     Third quarter                                    2 --           1/8
     Fourth quarter                                   1 11/16        1/8

Fiscal Year Ended December 31, 1994
- -----------------------------------


     First quarter                                    6 3/4        1 1/2
     Second quarter                                   5 --         2 --
     Third quarter                                    3 7/8        - 1/2
     Fourth quarter                                   1 3/4        - 5/8

     On March 29, 1996, there were approximately 846 record owners of the Company's Common Stock. The Company estimates that the number of beneficial holders is in excess of 2,000.

     The Company has never paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future. Earnings are expected to be retained to finance the Company's growth. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     CONTINUING RESEARCH. The Company is continuing its research and development of MDI-P. The Company's focus in the next twelve months will be to seek commercialization of MDI-P as a sterilizing agent.

Beyond that, the Company will continue its research into the use of MDI P against HIV and as an anti-bacterial agent. At the same time, the Company will continue its joint research into removing or inactivating infectious agents in blood-derived products and in treating livestock diseases. Each of these objectives is discussed separately below.

     MDI-P AS A STERILIZING AGENT. Management of the Company intends to seek commercialization of MDI-P as a sterilizing agent. The reason for this priority, as discussed above under "BUSINESS--GOVERNMENTAL REGULATIONS," is that such use can be approved by the FDA relatively quickly. The Company will likely seek an alliance with a large pharmaceutical company in this regard to assist MDI in the manufacturing and marketing of these sterilizers. Steril*Med, an affiliate of Cooley & Cooley and the company who originally financed the initial research into the use of MDI-P as a sterilizing agent, has a first right of negotiation in this regard. How these sterilizers will be marketed is still undecided, but will be determined once a marketing partner is identified. Management believes that this use can be commercialized in the near future, but given that the FDA must approve the application, there is no guarantee that such approval will be obtained soon, if at all.

     MDI-P AGAINST HIV. The Company is in the early stages of seeking FDA approval for the use of MDI-P on patients with HIV and AIDS. The Company is currently in the process of completing its IND Application with the FDA for such use. The Company submitted a pre-IND information package to the FDA, to which the FDA responded by letter, dated August 30, 1994, indicating that certain additional information and testing data should be included in the IND Application. The letter also suggests items to assist the Company in designing the proposed initial clinical development plan for a Phase I trial. The Company intends to pursue the recommendations of the FDA in making its IND Application. Once the IND Application is approved, the Company plans to seek acceleration of these clinical trials under the recently published FDA guidelines for drugs and treatments for life-threatening diseases. The Company expects such acceleration will be allowed by the FDA, but there is no assurance that this will occur. In any event, the Company expects the clinical trials for the use of MDI-P on patients with HIV and AIDS to take a substantial amount of time to complete. The Company expects that a New Drug Application ("NDA") to the FDA will be approved, if at all, in a number of years.

     MDI-P AS AN ANTI-BACTERIAL AGENT. The Company has conducted preliminary tests on the use of MDI as a potential broad spectrum anti bacterial agent. The Company's management will likely seek an alliance with a major pharmaceutical company in this regard to market and distribute MDI-P for this purpose. That partner would also assist the Company in obtaining FDA approval for such use. The Company expects that an NDA to the FDA will be approved, if at all, in a number of years.

     OTHER RESEARCH EFFORTS. The Company intends to pursue its cooperative research efforts with two major United Stated based pharmaceutical/biotechnology companies to evaluate the use of MDI-P in treating certain livestock diseases and removing or inactivating infectious agents in blood-derived products. While preliminary research has been sufficiently positive to encourage continued joint research efforts in this area, the Company does not know whether such research will lead to commercialization of such uses. If the joint research efforts are ultimately successful in establishing that such uses of MDI-P are commercially viable, MDI intends to fully cooperate with the pharmaceutical companies' efforts at commercialization and derive revenues from the sale of MDI-P to these companies. Beside the objectives described above, the Company intends to conduct further research and to seek regulatory approval in the United States and abroad for the testing and commercial use of MDI-P on other human diseases and ailments.

     PATENT APPLICATIONS. During the next twelve months, the Company will continue to seek expanded patent protection for the use of MDI-P on a variety of diseases and ailments. The Company intends to seek patent protection both in the United States and abroad.

     PRIVATE PLACEMENT CLOSED. On March 20, 1996, the Company closed a private placement of the Company's common stock. Pursuant to this offering to sophisticated investors, the Company sold 730,770 shares of stock for $475,000 or $0.65 per share. Each investor in this offering also received a warrant to acquire three shares in the future for every one share acquired currently. Accordingly, the Company issued warrants to these investors, allowing them to acquire an aggregate of 2,192,310 shares at $3.00 per share over the next three years. Also, in connection with this investment, the investors as a group were granted the right to appoint one director to the Company's board of directors for two years.

     ADDITIONAL FUNDING IS REQUIRED. The Company's planned research and testing will require substantial additional funds. At this time, the Company does not have sufficient cash to support all the required testing for the project described above. Management intends to raise substantial additional funds in both private and possibly public stock offerings in the future in order to meet its future funding requirements. Additionally, MDI will seek licensing and research funds from the companies with whom MDI may establish a relationship. As additional funds are raised or revenues received, the Company intends to commence paying salaries to its officers and to lease appropriate office space. The Company also intends at that time to hire additional technical and administrative personnel. The bulk of any additional funding will likely be spent on continued research, testing, and patent protection with respect to MDI-P.

ITEM 7.     FINANCIAL STATEMENTS

     The financial statements are filed at the end of this report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective July 27, 1995, the Company's accountant, Duane V. Midgely, was dismissed by the Company. The accountant's report on the financial statements for either of the past two years of the Company did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. The decision to change the accountant has been approved by the Board of Directors. There were no disagreements with the former accountant on any matters of accounting principals or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the former accountant's satisfaction, would have caused him to make reference to the subject matter of such disagreements in connection with his report.

     On November 10, 1995, the Company engaged Tanner + Co. as the Company's accountant to audit the Company's financial statements.
Tanner & Co. is located in Salt Lake City, Utah.

                          PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


ADVISOR TO THE BOARD OF DIRECTORS

     On April 8, 1996, the Company engaged Mr. Gerald T. Simmons to serve as an Advisor to the Board of Directors. Mr. Simmons is a seasoned pharmaceutical and biotechnology executive with over twenty years of marketing and senior management experience. He began his career managing new product development and introduction for Pharmacraft Consumer Products, a subsidiary of Ciba-Geigy, and then for Schering Plough Consumer Products. He later served as Vice President of Marketing and Sales for NPI Biotechnology Corporation (now Agridyne Corp.) and for Escagenetics Biotechnology Corporation. Most recently, he was President and CEO of Cellegy Pharmaceuticals, Inc., a pharmaceutical company, and he remains a director of that company. He is currently providing consulting services to development stage companies. Mr. Simmons has an MBA degree. Mr. Simmons has also received advanced marketing and acquisition training from Harvard Business School and Northwestern University.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table identifies the name, ages, and positions of all directors, officers, and persons nominated by management to become a director.


      NAME              AGE                POSITION

Alvin Zidell            67           Director and Interim President
William D. Welch        45           Director and Vice President of
                                     Research and Development
Marlin N. Toombs        65           Director, Vice President of
                                     Corporate Affairs, and Secretary
David Walker            49           Director

     All current directors are serving one-year terms and are subject to re-election at the annual meeting of shareholders. Officers are elected to serve, subject to the discretion of the Board, until their successors are appointed.

     Alvin Zidell has been a Director of the Company since December 1, 1993. On February 1, 1996, Mr. Zidell accepted the position as Interim President of the Company and will serve in such capacity until a suitable candidate is found to replace him. Since April 1, 1989, Mr. Zidell has acted a President of AZ Healthcare Group, a company which develops and sells laser machines. Since April 1, 1992, Mr. Zidell has also acted as a vice president of Dal-Tex Recycling, a paper recycling company which employs approximately 48 people.

     William Welch has been a Director and the Vice President of Research for the Company since December 2, 1993. He was appointed as Interim President on March 7, 1995, but relinquished this position on February 1, 1996 so that he can focus on his duties as Vice President of Research and Development. Since 1987, Dr. Welch has been the sole owner and President of WMCL, Inc., a California corporation that provides biotechnology consulting services. Dr. Welch has also served as a consultant for Kaiser Permanente Regional Laboratory in Southern California from 1990 to April 1996. From 1987 to 1990, Dr. Welch served as the Chief of Microbiology of the Kaiser Laboratory. Dr. Welch earned his Bachelor of Science degree in biology in 1973 and his Masters of Arts degree in Immunology in 1974, both from California State University, Fullerton. Dr. Welch earned his Ph.D in Microbiology and Immunology in 1978 from the University of California, Los Angeles.

     Marlin Toombs has been a Director and the Secretary for the Company since August 6, 1992. He has served as Vice President for Corporate Affairs since February 21, 1994. Mr. Toombs has also served as marketing director for International Marketing, Inc. from 1985 to 1989. He managed personal real estate from 1990 until 1992.

     David Walker was appointed to the board of directors on May 2,

1996. He represents a group of investors who recently invested in the Company in a private stock offering. He has been general manager of Sunheaven Farms in Heaven Hills, Washington (a twenty thousand acre agricultural operation) for twenty years. Mr. Walker has a degree in economics from Brigham Young University.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on a review of the copies of such forms furnished to the Company or written representations from certain persons, the Company believes that during the 1995 fiscal year all filing requirements applicable to its current officers and directors were complied with except as described below. Messrs. Zidell, Welch, and Waters each filed one form late. Mr. Toombs filed three forms late.

     Additionally, based solely on the lack of any copies of the Section 16(a) forms or other written representations being furnished to the Company, the Company believes that, during the 1995 fiscal year, certain beneficial holders of more than 10% of the Company's stock, failed fully to comply with the applicable requirements.

ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation for services rendered by certain officers for the fiscal years indicated.

                      SUMMARY COMPENSATION TABLE
                         ANNUAL COMPENSATION



Name and Position          Year     Salary     Bonus     Other Annual
                                                         Compensation

William Welch*          Fiscal 95    -0-        -0-          -0-
Interim President and
Vice President of R&D   Fiscal 94    -0-        -0-        $75,000**

                        Fiscal 93    -0-        -0-          -0-


Marlin Toombs           Fiscal 95    -0-        -0-        $60,000***
Vice President of
Corporate Affairs       Fiscal 94    -0-        -0-       $135,000****
and Secretary
                        Fiscal 93    -0-        -0-           -0-

John J. Carella*****    Fiscal 95    -0-        -0-         $4,687******
CFO (resigned)
                        Fiscal 94    N/A        N/A            N/A

                        Fiscal 93    N/A        N/A            N/A


Ken Brennen*******      Fiscal 95    -0-        -0-            -0-
Vice President of
Financial Affairs       Fiscal 94    N/A        N/A            N/A
(resigned)

*       Interim President from March 7, 1995 to February 1, 1996.

** On February 17, 1995, Dr. Welch was allowed to exercise a stock option for 75,000 shares at $1.00 per share, without the payment of the $75,000 exercise price. This compensation was for services rendered in 1994.

*** During 1995, Mr. Toombs was given the right to exercise stock options for 60,000 shares (accruing at 5,000 shares per month) at $1.00 per share, without the payment of the $60,000 exercise price. To date, Mr. Toombs has only exercised stock options for 30,000 shares, although he has the right to acquire an additional 30,000 shares.

**** During 1995, Mr. Carella earned 1,500 shares per month for five months ended December 31, 1995 for an aggregate of 7,500 shares. Assuming that these shares are issued as of December 31, 1995 at an the fair market value at that date of $0.625 per share, Mr. Carella's total compensation is $4,687.

***** On February 17, 1995, Mr. Toombs was allowed to exercise a stock option for 75,000 shares at $1.00 per share, without the payment of the $75,000 exercise price. During 1994, Mr. Toombs was given the right to exercise stock options for 60,000 shares (accruing at 5,000 shares per month) at $1.00 per share, without the payment of the $60,000 exercise price.

******  CFO from June 1995 to March 9, 1996.

******* V.P. of Financial Affairs from June 1995 to March 20, 1996.

     The following table sets forth all long-term compensation and all other compensation for the above-named executive officers for the fiscal years indicated.

                  SUMMARY COMPENSATION TABLE CONTINUED
          LONG-TERM (OPTIONS/SARS) AND ALL OTHER COMPENSATION

Name and Position            Year        Options/SARS      All Other
                                                           Compensation

William Welch*             Fiscal 95         None             None
Interim President and
Vice President of R&D      Fiscal 94         None             None

                           Fiscal 93        400,000           None

Marlin Toombs              Fiscal 95         None             None
Vice President of
Corporate Affairs          Fiscal 94         None             None
and Secretary
                           Fiscal 93        500,000           None

John J. Carella**          Fiscal 95         None             None
CFO (resigned)
                           Fiscal 94          N/A              N/A

Ken Brennen***             Fiscal 95         None             None
Vice President of
Financial Affairs          Fiscal 94          N/A              N/A
(resigned)


*     Interim President from March 7, 1995 to February 1, 1996.
**    CFO from June 1995 to March 9, 1996.
***   V.P. of Financial Affairs from June 1995 to March 20, 1996.

     The Company granted no stock options/SARs to its officers or directors during fiscal year 1995.


       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
             AND FISCAL YEAR END OPTION/SAR VALUES

                                     NUMBER OF
                                     SECURITIES          VALUE
                                     UNDERLYING       UNEXERCISED
                                    UNEXCERCISED     IN-THE-MONEY
                                   OPTIONS/SARS AT  OPTIONS/SARS AT
                                       FY-END
              SHARES      VALUE                          FY-END
             ACQUIRED    REALIZED    EXERCISABLE/     EXERCISABLE/
NAME        ON EXERCISE    ($)       UNERERCISABLE    UNEXERCISABLE
- ----        -----------  --------    -------------    -------------
William Welch*
Interim Presi-   75,000   $7,500        275,000/0          $0/$0
dent and Vice
President of R&D

Marlin Toombs
Vice President  105,000   $7,500        335,000/0          $0/$0
of Corporate
Affairs and
Secretary

John J. Carella**
CFO                None      --            None               --

Ken Brennen***
Vice President     None      --            None               --
of Financial
Affairs

*   Interim President from March 7, 1995 to February 1, 1996.
**  CFO from June 1995 to March 9, 1996.
*** Vice President of Financial Affairs from June 1995 to March 20,
    1996.

COMPENSATION OF DIRECTORS

     The Company has no standard arrangements to compensate directors of the Company.

     The compensation previously described for William Welch and Marlin Toombs in the section captioned "Executive Compensation" includes compensation for their services as directors of the Company.

     On February 17, 1995, Alvin Zidell exercised options to purchase 75,000 shares of the Company's common stock at $1.00 per share.

     As previously described above, in footnote 2 to the Summary Compensation Table in the section "Executive Compensation," the Company has granted to Mr. Toombs the right to exercise Company stock options that were previously granted to him at the rate of 5,000 shares per month without the payment of the $1.00 exercise price in consideration for services rendered and expenses he personally incurred as an officer on behalf of the Company. Pursuant to this arrangement, Mr. Toombs acquired 60,000 shares in 1994 and 30,000 shares in 1995. Mr. Toombs has the right to acquire an additional 30,000 shares for 1995.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

PRINCIPAL SHAREHOLDERS

     The following table sets forth the holdings of Common Stock (the Company's sole class of stock) as of March 29, 1996 by (i) each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding Common Stock of the Company,
(ii) each director, (iii) each director nominee, and (iv) all directors and officers as a group. Unless otherwise indicated, all shares are owned directly. Common Stock that is "beneficially owned" includes all the Common Stock that the person has the right to acquire within 60 days of March 29, 1996, and stock for which the person has voting rights alone. The percentage ownership for any person assumes that all the stock that could be acquired by that person, by option exercise or otherwise, is in fact outstanding and that no other stockholder has exercised a similar right to acquire additional shares. The number of shares representing 100% of the outstanding stock in this table is 20,329,558, the number outstanding on March 29, 1996.

                BENEFICIAL OWNERS OF COMMON STOCK


Names and Addresses                Amount of           Percentage
of Certain Beneficial Owners  Beneficial Ownership      of Class
- ----------------------------  --------------------     -----------

Marlin Toombs
Director/Vice President
c/o Medical Discoveries, Inc.       1,782,630*#             8.7%

Dr. William Welch
Director/Vice President
6010 Sadring Avenue
Woodland Hills, CA  91367             985,000**#            4.8%

Alvin Zidell
Director/Interim President
10501 N. Central
Expressway, Suite 316-13
Dallas, TX  75231                     963,000***#           4.7%

David Walker
Director
30103 West Gwinn Road
Prosser, WA 99350                     160,000                .8%

Directors and Executive Officers
 as a Group (4 persons)             3,890,630*,**,***#     18.9%


# Includes shares to which the shareholder has voting rights under a Stock Purchase Agreement ("SPA") with a former director of the Company. The SPA is for 2,800,000 shares purchased in 40 quarterly installments by buyers (including a fourth individual not on table). Each buyer receives 1/4 of shares. Shares are held by an escrow agent. Shares are released in groups of 70,000 on payment of each installment. Voting proxy for balance of shares held by escrow agent has been granted to the buyers. If buyers default any shares with the escrow agent revert to the seller and proxy for those shares is cancelled.

* Includes: 305,130 shares owned directly; 600,000 shares owned in a family partnership in which Mr. Toombs is a general partner; 542,500 shares for which Mr. Toombs has voting rights under the SPA referred to in footnote # above; and options to purchase 335,000 shares that are currently exercisable. Excludes: all shares owned by Mr. Toombs' children (other than through the family partnership noted above), for which Mr. Toombs disclaims beneficial ownership.

** Includes: 167,000 shares owned directly; 542,500 shares for which Mr. Welch has voting rights under the SPA referred to in footnote # above; and options to purchase 275,000 shares that are currently exercisable.

*** Includes: 247,000 shares owned directly; 542,500 shares for which Mr. Zidell has voting rights under the SPA referred to in footnote # above; and options to purchase 173,000 shares that are currently exercisable. Excludes: all shares held by children and other relatives of Mr. Zidell, for which Mr. Zidell disclaims beneficial ownership.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Dr. William Welch, who is a director and Vice President of Research and Development of the Company, is the sole owner and the President of WMCL, Inc., a business that performs certain IN VITRO and IN VIVO testing services for the Company. The Company paid to WMCL, Inc. $79,877 for such services in 1995 and $612,075 for such services in 1994. Additionally, during 1995, the Company made a prepaid advance to WMCL, Inc. of $65,860 relating to testing services.

     Mr. David Walker, a director of the Company received 61,538 shares of the Company's stock in April 1996, valued in the aggregate at $40,000 or $0.65 per share. These shares were paid to Mr. Walker as compensation for his services in assisting the Company in raising money in connection with a recent private stock offering.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits Required by Item 601 of Regulation S-B.

     The following are exhibits to this Form 10-KSB

EXHIBIT
NUMBER     DESCRIPTION
- -------    -----------

3.1     Articles of Incorporation, as amended June 14, 1994.*

3.2     Bylaws, as amended June 14, 1994.*

10.1     1993 Incentive Plan, effective April 1, 1993.*#

10.2     Form of Stock Option Grant under 1993 Incentive Plan.*#

10.3 Settlement Agreement, dated October 12, 1995, between Dr. Robert E. Morrow and the Company re settlement of lawsuit.**

10.4 Agreement, dated March 26, 1996, between Dr. Robert E. Morrow and the Company re termination of royalties.***

10.5     Engagement Agreement, dated June 15, 1995, between Robert
         A. Spira and the Company re financial advisory services.***

* These exhibits are incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1994, to which these exhibits were filed as exhibits with the same exhibit numbers as shown above.

** This exhibit is incorporated by reference to the Company's Form 8-K, dated October 12, 1995, to which it was originally filed as "Exhibit 10.1."

# These exhibits are management or compensatory plans, contracts or arrangements required to be filed as exhibits.

     (b)     Reports on Form 8-K

          The Company filed one report on Form 8-K during the latest fiscal quarter of the last fiscal year, ended December 31, 1995. The report, dated October 12, 1995, discussed under Item 5, "Other Events," the entering of a Settlement Agreement with Dr. Robert E. Morrow, the founder of the Company, for the settlement of MDI's lawsuit against Dr. Morrow.

***    These exhibits are incorporated by reference to the Company's original filing of Form 10-KSB for the Fiscal Year ended December 31, 1995, to which these exhibits were filed as exhibits with the same exhibit numbers shown above.

                        MEDICAL
                    DISCOVERIES, INC.

              December 31, 1995 and 1994

                 Financial Statements

                         MEDICAL DISCOVERIES, INC.
                       (A Development Stage Company)


                        Index to Financial Statements


Independent Auditors' Report                         36

Balance Sheet                                        37

Statement of Operations                              38

Statement of Stockholders (Deficit)                  39-42

Statement of Cash Flows                              43-45

Notes to Financial Statements                        46-53

INDEPENDENT AUDITORS' REPORT






THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF MEDICAL DISCOVERIES, INC.



     We have audited the accompanying balance sheet of Medical Discoveries, Inc., (a development stage company) as of December 31, 1995, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended December 31, 1995 and cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Discoveries, Inc., (a development stage company) as of December 31, 1995, and the results of its operations and its cash flows for the two years then ended and cumulative amounts since inception in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company's significant losses, lack of significant revenue and a stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
May 10, 1996

                      MEDICAL DISCOVERIES, INC.
                    (A Development Stage Company)

                           Balance Sheet

                          December 31, 1995

ASSETS                                                          1995
- ------                                                          ----
Current assets
    Cash                                                     $   37,833
    Current portion of note receivable - related party           20,796
    Prepaid expenses                                             65,860
                                                             ----------
        Total current assets                                    124,489
                                                             ----------
Note receivable - related party                                  99,166
Furniture and equipment                                          52,471
    Less accumulated depreciation                                (3,233)
                                                              ---------
        Net furniture and equipment                              49,238
Other assets                                                      1,170
                                                              ---------
        Total assets                                         $  274,063
                                                             ==========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
- ---------------------------------------
Current liabilities
    Accounts payable                                         $  536,494
    Accrued interest                                             30,583
    Current maturities of notes payable                         652,556
                                                              ---------
        Total current liabilities                             1,219,633
                                                              ---------
Notes payable                                                     4,803
Convertible notes payable                                       301,700
Commitments and contingencies                                      -
Stockholders' (deficit)
        Common stock - no par value,
        authorized 100,000,000 shares,
        21,699,558 shares issued and outstanding              5,670,585

        Accumulated (deficit)                                (6,337,798)
        Subscription receivables                               (584,860)
                                                             ----------
             Total stockholders' (deficit)                   (1,252,073)
                                                             ----------
                                                             $  274,063
                                                             ==========
See accompanying notes to financial statements.

                    MEDICAL DISCOVERIES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                     STATEMENT OF OPERATIONS

                                                           CUMULATIVE
                                                          AMOUNTS SINCE
                                   YEAR ENDED              NOVEMBER 20,
                                  DECEMBER 31,                1991
                                  ------------             1991 (DATE
                               1995         1994          OF INCEPTION)
                               ----         ----          -------------

Revenues
    Medical care and fees   $ 38,200       70,000            108,200
    Interest                   3,088         -                 3,088
                            --------       ------            -------
    Total revenue             41,288       70,000            111,288
                            --------       ------            -------
Expenses
    License                     -            -             1,000,000
    Research and
     development             140,481      850,343          1,420,198
    General and
     administrative        1,463,282      442,819          3,162,784
    Interest                   7,097          -               28,577
                           ---------     ---------        ----------
    Total expenses         1,610,860    1,293,162          5,611,559
                           ---------     ---------        ----------
Loss before income taxes and
    extraordinary item    (1,569,572)  (1,223,162)        (5,500,271)

   Income taxes                 -              -                -

Forgiveness of debt net of
 income taxes                562,050            -            562,050
                            --------      ---------        ---------
Net loss                 $(1,007,522)   (1,223,162)       (4,938,221)
                         ============     ==========      ==========
Gain (loss) per share
 Continuing operations         $(.08)         (.07)             (.36)
    Extraordinary item           .03              -              .04
                          -----------      -----------     ----------

Net (loss) per share           $(.05)         (.07)             (.32)

Weighted average number
     of shares            19,064,000      16,578,000        15,504,000
                         ===========     ===========        ==========

See accompanying notes to financial statements.

                       MEDICAL DISCOVERIES, INC.
                     (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF STOCKHOLDERS (DEFICIT)


                      COMMON STOCK
                    ---------------  ACCUMULATED  SUBSCRIPTION
                    SHARES   AMOUNT   (DEFICIT)   RECEIVABLES     TOTAL
                    ------   ------  -----------  -----------     -----

Balance,
 October 31, 1991 3,500,000  $252,997 (1,482,514)       -     (1,229,517)

Reverse stock
 split (1 for 2) (1,750,000)     -         -             -         -

Restatement
 for reverse
 acquisition
 of WPI
 Pharmaceutical,
 Inc. by Medical
 Discoveries, Inc.     -     (252,997)   252,997         -         -

Shares issued in
 merger of WPI
 Pharmaceutical
 and Medical
 Discoveries,
 Inc.            10,000,000   135,000   (170,060)        -      (35,060)

Balance at
 November 20,
 1991 (Date of
 Inception)      11,750,000   135,000 (1,399,577)        -   (1,264,577)

Common stock
 issued for cash    200,000   100,000      -             -      100,000

Common stock
 issued for
 services           500,000    250,000     -             -      250,000

Common stock
 issued for
 cash               40,000      60,000     -             -       60,000

Net loss
 October 31,
 1992                  -         -      (370,398)        -     (370,398)
                 ----------  ---------  ---------  --------- ----------


Balance,
October 31,
1992             12,490,000   545,000  (1,769,975)       -   (1,224,975)

Net loss two
 months ended
 December 31,
 1992                  -         -        (65,140)        -     (65,140)
                  ---------  ---------  ----------   -------- ---------

Balance,
 December 31,
 1992            12,490,000   545,000  (1,835,115)       -   (1,290,115)

Common stock
 issued for
 license          2,000,000 1,000,000          -         -    1,000,000

Common stock
 issued for
 cash at
 prices of
 $.50 to
 $2.00 per
 share             542,917    528,500      -             -      528,500

                    MEDICAL DISCOVERIES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

          STATEMENT OF STOCKHOLDERS (DEFICIT) - CONTINUED

                      COMMON STOCK
                    ---------------  ACCUMULATED  SUBSCRIPTION
                    SHARES   AMOUNT   (DEFICIT)   RECEIVABLES     TOTAL
                    ------   ------  -----------  -----------     -----

Common stock
 issued for
 services           251,450   127,900      -             -      127,900

Common stock
 issued for
 $100,000
 cash plus
 services           800,000   400,000      -             -      400,000

Net loss
 year ended
 December 31,
 1993                  -         -    (2,271,999)         -  (2,271,999)

Balance,
 December 31,
 1993            16,084,367 2,601,400 (4,107,114)         -  (1,505,714)

Common stock
 issued for
 cash at
 prices of
 $.75 to
 $2.00 per
 share              617,237   739,500      -             -      739,500

Common stock
 issued for
 services           239,675   239,675      -             -      239,675

Cash contributed       -      102,964      -             -      102,964

Net loss
 year ended
 December 31,
 1994                  -         -    (1,223,162)        -   (1,223,162)

Balance,
 December 31,
 1994            16,941,279 3,683,539 (5,330,276)        -   (1,646,737)
                 ---------- --------- ----------    --------  ---------

Common stock
 issued for
 cash at
 prices of
 $.45 to
 $1.00 per
 share              424,732   283,200      -             -      283,200

Common stock
 issued for
 services at
 prices of
 $.33 to
 $1.00 per
 share            4,333,547 1,683,846      -       (584,860)  1,098,986

Common stock
 option issued
 below market
 value to
 satisfy debt
 restructuring         -       20,000      -             -       20,000

Net loss               -         -    (1,007,522)        -   (1,007,522)
                  ----------  -------- ----------   --------- ---------

Balance,
 December 31,
 1995           21,699,558 $5,670,585 (6,337,798)  (584,860) (1,252,073)
                ==========  =========  =========    =======   =========

See accompanying notes to financial statements.

                    MEDICAL DISCOVERIES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                     STATEMENT OF CASH FLOWS

                                                              CUMULATIVE
                               YEAR ENDED                  AMOUNTS SINCE
                               DECEMBER 31,                 NOVEMBER 20,
                       ----------------------------          1991 (DATE
                          1995           1994             OF INCEPTION)
                       -----------     ---------        ---------------

CASH FLOWS FROM
 OPERATING
 ACTIVITIES:
     Net loss       $(1,007,522)      (1,223,162)            (4,938,221)
Adjustments to
 reconcile net
 loss to net
 cash used in
 operating
 activities:
Common stock
 issued for
 services
 and license          1,098,986          239,675              3,016,561
Reduction of
 legal costs           (130,000)            -                  (130,000)
Depreciation              3,233             -                     4,693
Loss on
 disposal of
 property and
 equipment                  -               -                     6,330
Gain on debt
 restructuring         (562,050)            -                  (562,050)
Write-off of
 receivables               -                -                   193,965
Increase in
 receivables               -                -                    (7,529)
Increase in
 prepaid expenses       (65,860)            -                   (65,860)
Increase in
 other assets            (1,170)            -                    (1,170)
Increase (decrease)
 in:
   Advance to
    shareholders'        (2,660)             -                      -
   Accounts payable     131,913          123,860                291,127
   Accrued expenses       7,097              -                   28,577
                       ---------         --------              --------

Net cash used in
 operating
 activities            (528,033)        (859,627)            (2,163,577)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES:
 Purchase of property
  and equipment         (44,310)              -                 (52,100)
 Payments received
 on note receivable      10,038               -                  10,038
                       ---------        -----------            ---------
Net cash used in
 investing activities   (34,272)              -                 (42,062)
                       ---------        -----------            ---------
CASH FLOWS FROM
 FINANCING
 ACTIVITIES:
Payment of notes
 payable                   (802)              -                    (802)
Increase in convertible
 note payable           301,700               -                 301,700
Equity contributed          -              102,964              131,374
Common stock issued
 for cash               283,200            739,500            1,811,200
                       --------          ---------           ----------
Net cash provided by
 financing activities   584,098            842,464            2,243,472
                       --------          ---------           -----------

Net (decrease)
 increase in cash        21,793            (17,163)              37,833

Cash, beginning
 of period               16,040             33,203                 -
                       --------          ---------            ----------
Cash, end of period  $   37,833             16,040               37,833
                     ==========          =========            ==========

                       MEDICAL DISCOVERIES, INC.
                     (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CASH FLOWS - CONTINUED



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     In 1995, the Company acquired furniture and equipment with a cost of $8,161 for notes payable.

     On August 6, 1992 the Company and WPI Pharmaceutical, Inc. (WPI) entered into an agreement which has been accounted for as if the Company acquired WPI. At the time of the acquisition WPI had the following balance sheet:

          Receivables                      $   186,436
          Accounts payable                    (245,367)
          Accrued interest                     (49,826)
          Advances shareholders               (284,230)
          Notes Payable                       (900,000)
                                           ------------
          Stockholders' (Deficit)          $(1,292,987)
                                           ============

                                                           CUMULATIVE
                                                          AMOUNTS SINCE
                                                           NOVEMBER 20,
                                                            1991 (DATE
                        1995            1994               OF INCEPTION)
                     ----------      ----------           --------------

ACTUAL AMOUNTS
PAID FOR
INTEREST AND
INCOME TAXES
ARE AS FOLLOWS:

  Interest             $236              -                        236
                      ======           =====                    ======

  Income taxes         $  -              -                         -
                      ======           =====                    ======





See accompanying notes to financial statements.

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 1995 AND 1994



(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

     ORGANIZATION
          Medical Discoveries, Inc. (the Company) was organized under the laws of the state of Utah on November 20, 1991, date of inception. On August 6, 1992, the Company entered into an agreement whereby the shareholders of the Company exchanged 100 percent of their common stock for 10,000,000 shares of common stock of WPI Pharmaceutical, Inc. (WPI). The WPI shareholders had 1,750,000 shares following a reverse stock split of one share for two shares. At the time of the transaction the name of WPI was changed to Medical Discoveries, Inc. (MDI). Inasmuch as the 10,000,000 shares of common stock are in excess of 80 percent of the total outstanding common stock of WPI, the transaction is accounted for as a reverse acquisition. The Company is, therefore, deemed to have acquired WPI. At the time of the merger the entity previously known as Medical Discoveries, Inc., ceased. The development stage commenced on November 20, 1991 which is the date of the inception of MDI.

          The Company has not generated any significant revenue and is, therefore, considered a development stage company as defined in SFAS No.
7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     CASH AND CASH EQUIVALENTS
          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     FURNITURE AND EQUIPMENT
          Furniture and equipment are carried at cost. Depreciation is computed using the straight-line method over 3 to 7 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

     INCOME (LOSS) PER COMMON SHARE
          Income (loss) per share of common stock is calculated based on the weighted average number of shares outstanding during the periods.

Common stock equivalents and stock options have not been included as they are antidilutive.

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
- --------------------------------------------------------------

     CONCENTRATION OF CREDIT
          The primary purpose of the business is the research and development of an anti-viral treatment for infectious diseases and the sterilization of medical equipment. The Company has no significant revenues and, therefore, no trade receivables or extensions of credit.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
          The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Financial instruments subject to possible material market variations from the recorded book value are notes payable to related parties and advances from related parties. There are no material differences in these financial instruments from the recorded book value as of December 31, 1995.

     USE OF ESTIMATES
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS
          Certain amounts in the prior period financial statements have been reclassified in order to conform to the 1995 presentation.

(2)     GOING CONCERN
- ---------------------

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenues and is still in the process of developing anti-viral treatments for infectious diseases and the sterilization of medical equipment. The Company is hopeful but there is no assurance that the current product development and research will be economically viable. The Company has incurred substantial operating losses in the development of the product.

          The Company is dependent upon the sale of its common stock to satisfy its current cash operating needs. The Company is also looking into the possibility of licensing its technology to an outside unrelated party. Although, management has been successful thus far in raising the needed capital there can be no assurance that the Company and its management will be able to continue to sell sufficient amounts of common stock or enter into license agreements to bring the current product development to a point where it is economically viable. Management intends to meet its cash needs through the issuance of additional shares of common stock and licensing its technology.

(3)     NOTE RECEIVABLE RELATED PARTY
- -------------------------------------

          In 1995, the Company entered into an agreement to recover costs which had been expended in a dispute with a former officer. The Company received a 0% interest rate note in the amount of $150,000. The note was discounted to $130,000 to realize a 9.5% return for financial statements. The note requires quarterly payments of $13,125.


(4)     LICENSE AGREEMENT
- -------------------------

          In July 1992, the Company entered into an agreement to acquire the license for the exclusive rights to certain technology and patents. The agreement was amended in January 1993 and October 1995. The amended agreement called for the Company to make royalty payments of 1% for all sales made by the Company using the technology, and should the Company sublicense the technology, the Company will make royalty payments of 3% for all sublicense sales. The term of the licensing agreement was ten years. The Company issued 2,000,000 shares of its restricted common stock as consideration for the exclusive world wide licensing agreement. The Company has not had any revenues which are applicable to the license agreement. In March 1996, the Company entered into an agreement which terminated the licensing agreement. The Company has paid cash of $1,500 for the termination of the licensing agreement.


(5)     ADVANCES PAYABLE TO SHAREHOLDERS
- ----------------------------------------

          The Company had advances payable to two shareholders totaling $286,890 at December 31, 1994. The advances were non interest bearing. Effective December 31, 1995, the Company entered into an agreement which resolved litigation relating to the advances and other matters. As part of the settlement agreement the shareholder forgave $284,230 of the advances payable from the Company and received an option to purchase 100,000 shares of the Company's common stock for $.25 per share.

(6)     NOTES PAYABLE
- ---------------------

       The Company has the following notes payable at December 31, 1995:

          Note payable to a financial institution
          which is in default and currently due.
          At the time of the merger with WPI, the
          Company was unaware of the debt.  Subsequent
          to December 31, 1995, the Company resolved
          litigation relating to the note payable
          where in the Company was forgiven of the note
          payable and related accrued interest.  The
          Company did not accrue interest in 1995
          and 1994 as the contention of the Company
          was that it did not owe the amount.                  $650,000

          Note payable to a company requiring monthly
          payments of $260 including interest at an
          implied rate of 9% secured by equipment                 7,359
                                                               --------
                                                                657,359

          Less current maturity                                 652,556
                                                               --------
          Total long-term                                     $   4,803
                                                              =========

          Current maturities are as follows:
               YEAR                                             AMOUNT
            ----------                                         --------
               1996                                            $652,556
               1997                                               2,795
               1998                                               2,008
                                                               --------
                                                               $657,359
                                                              =========

  (7)     CONVERTIBLE NOTES PAYABLE
- ---------------------------------

          The Company has $301,700 of notes payable to a trust. The notes have an interest rate of 12%, and have a term of three years. Each $1,000 note is convertible into 667 shares of the Company's common stock.


(8)     RELATED PARTY TRANSACTIONS
- -----------------------------------

          During 1995, the Company settled litigation relating to a former officer of the Company where in the officer forgave the Company of advances payable of $284,230 and assumed the liability for notes payable of $250,000 plus related accrued interest in exchange for an option to purchase 100,000 shares of the Company's common stock for $.25 per share. The Company incurred a $20,000 expense from the option as it was issued for less than the market value of the stock. The expense was offset against the gain on the forgiveness of debt.

          The Company has at December 31, 1995 made a prepaid advance of $65,860 to an officer shareholder and his entity relating to development of the technology and at December 31, 1994, has an account payable to the officer shareholder and his entity of $63,718. During 1995 and 1994, the Company incurred costs relating primarily to the development of the technology of $79,877 and $612,075, respectively, from the officer shareholder and his related entity.

          The Company has agreed to make the payments on a vehicle lease for an officer of the Company. The annual payments totalled $4,320 during 1995 and 1994, and future payments total $2,680.

(9)     INCOME TAXES
- -----------------------------------

          The provision for income taxes for the year ended December 31, 1995 and 1994, is different than amounts which would be provided by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:

                                               YEAR ENDED
                                               DECEMBER 31,
                                           1995           1994
                                          -------        -------
Federal income tax
benefit (provision) at statutory rate    $ 342,000        416,000
Change in valuation allowance             (342,000)      (416,000)
                                         ---------        -------
                                         $    -              -
                                         =========        =======

          The net timing differences for deferred income tax assets are as follows:

     Net operating loss carry forward                  $1,645,000
     Valuation allowance                               (1,645,000)

     Net deferred tax asset                            $     -
                                                       ===========


(9)     INCOME TAXES - CONTINUED
- ---------------------------------

          Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

          The Company has available net operating losses of approximately $4,938,000 which can be utilized to offset future earnings of the Company. The Company also has available approximately $43,000 in research and development credits which expire in 2008. The utilization of the net operating losses and research and development credits are dependent upon the tax laws in effect at the time such losses can be utilized. The losses expire between the years 2007 and 2010.


(10)     GAIN ON DEBT FORGIVENESS
- ---------------------------------

          At December 31, 1994, the Company was involved in litigation regarding notes payable of $900,000 and corresponding related accrued interest. In 1995, the litigation was partially resolved and the Company was relieved of $250,000 principal portion of its obligation on the notes payable and accrued interest. In March, 1996, the Company was notified that it had been released from all obligations relating to the debt and related accrued interest. To resolve the litigation including repayment of the advances payable of $284,230, the Company agreed to issue options to a former officer to purchase 100,000 shares of Company stock at $.25 per share. The Company did not accrue interest for the notes payable in 1995 and 1994 as its contention that it was not liable was up held and the $900,000 of notes payable and accrued interest of $71,306 were written off as an extraordinary gain on debt forgiveness in 1995 and 1996. The gain on the debt forgiveness in 1995 was $562,050 and approximately $673,000 in 1996.

(11)     STOCK OPTIONS
- ----------------------

          The Company has an incentive stock option plan wherein 4,000,000 shares of the Company's common stock can be issued. The Company has granted stock options to certain officers and shareholders of the Company to purchase shares of the Company's restricted common stock. A schedule of the options at December 31, 1995 is as follows:

           NUMBER OF           OPTION     YEARS    NUMBER OF  NUMBER OF
 DATE       OPTIONS   OPTION  EXPIRATION  OPTION    OPTIONS    OPTIONS
GRANTED     GRANTED    PRICE    DATE    EXERCISED  EXERCISED  AVAILABLE
- -------    --------   ------  --------- ---------  ---------  ---------
 1-1-93   2,301,000   $1.00   12-31-96    1994       657,000

                                          1995       655,000    989,000

 9-1-94     100,000    1.00   12-31-96    1995        25,000     75,000

12-31-95    100,000     .25   12-31-97      -            -      100,000
           --------                                 --------    -------
          2,501,000                                1,337,000  1,164,000
          =========                                =========  =========

(12)     COMMITMENTS
- --------------------

          The Company leases its office facility under an operating lease. The lease requires monthly payments of $895 through the year 1998. Approximate future commitments under this lease are as follows:

                    YEAR                    AMOUNT
                   ------                  --------

                    1996                    $11,000
                    1997                     11,600
                    1998                      6,900
                   ------                   -------
                                            $29,500
                                            =======

          Annual rent expense totaled approximately $10,000 for the years ended December 31, 1995 and 1994.

(13)     RECENT ACCOUNTING PRONOUNCEMENTS
- ------------------------------------------

          The Financial Accounting Standards Board has issued Statements of Financial Accounting Standard Statement No. 121, "Accounting for Long Lived Assets" and No. 123, "Accounting and Disclosure of Stock-Based Compensation." Statement No. 121 is effective for years beginning after December 15, 1995. The effect of adoption of Statement No. 121 will not have a material effect on the Company's financial statements. Statement No. 123 is effective for awards granted after December 31, 1994, and has required financial presentation for the years beginning after December 15, 1995. The effect of adoption of Statement No. 123 is not expected to have a material effect on the Company's financial statements.


(14)     SUBSEQUENT EVENTS
- --------------------------

          Litigation
              The Company resolved its litigation relating to the liabilities of its note payable, accrued interest, and advances payable. The Company in 1996, realized an aggregate extraordinary gain of approximately $673,000.

          Potential Dispute
              The Company in 1995, engaged an entity to raise capital. As part of the agreement the Company issued shares of its stock to the entity, placed an officer of the other entity on the Company's Board of Directors and appointed another individual related to the entity to be the Company's Chief Financial Officer. In 1996, both individuals resigned from their positions with the Company and have made numerous allegations. The Company is in discussion with the entity and these individuals to determine the extent and validity of these allegations. The Company is unable at this time to determine the validity, extent or financial importance these items may or will have on the financial condition of the Company, no adjustment has been made in these financial statements for this item.

           Issuance of Stock
              The Company has continued to issue its restricted common stock to generate working capital. Subsequent to December 31, 1995, the Company has issued 830,770 shares of its restricted common stock.

           Licensing Agreement
              In March 1996, the Company entered into an agreement which terminated the licensing agreement by paying
              $1,500.

                          SIGNATURES
                          ----------



     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MEDICAL DISCOVERIES, INC.



May 31, 1996             By:/s/ Alvin Zidell
                            -----------------------------------------
                            Alvin Zidell
                            Interim President (principal executive and
                            financial officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                        POWER OF ATTORNEY
                        -----------------



     Know all men by these presents, that each person whose signature appears below constitutes and appoints each of Alvin Zidell and Marlin Toombs, jointly and severally, his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney in fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature                         Title                     Date
_________                         _____                     ____


/s/ Alvin Zidell
- -----------------------------     Director and Interim      May 31, 1996
Alvin Zidell                      President



/s/ Marlin Toombs
- -----------------------------    Director, Vice Presi-      May 31, 1996
Marlin Toombs                    dent of Corporate Affairs,
                                 and Secretary

/s/ David Walker
- -----------------------------    Director                   May 31, 1996
David Walker