Form 10KSB/A
period 1994-12-31
MEDICAL DISCOVERIES INC
filed 1996-06-21
CIK 748790

U. S. SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                           FORM  10-KSB/A
                          (AMENDMENT NO. 1)

(Mark One)
 X   Annual Report Under Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934
(Fee Required)

     For the fiscal year ended  December 31, 1994
                                -----------------

     Transition Report Under Section 13 or 15(d) of the Securities
- ---   Exchange Act of 1934
(No Fee Required)

     For the transition period from ------------ to --------------.

     Commission file number      0-12627
                            --------------------------------------------

          Medical Discoveries, Inc. (dba Viral Control, Inc.)
- ------------------------------------------------------------------------
             (Name of Small Business Issuer in Its Charter)

            Utah                                  87-0407858
- ----------------------------------   -----------------------------------
(State or other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)               Identification No.)

   P. O. Box 4029, Logan, Utah                    84323-4029
- -----------------------------------  -----------------------------------
(Address of Principal Executive                   (Zip Code)
 Offices)

                             (801) 755-7686
- ------------------------------------------------------------------------
             Issuer's Telephone Number, Including Area Code

     Securities Registered under Section 12(b) of the Exchange Act:

Title of Each Class            Name of Each Exchange on Which Registered
- -------------------            -----------------------------------------
     None                                           None

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
Yes   X     No
     ---       ----

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. --------

     The Company had $70,000 in revenues during the recent fiscal year ended December 31, 1994.

     The aggregate market value of the voting stock held by non affiliates of the registrant (16,676,925 shares) is approximately $14,675,694. The aggregate market value has been computed by reference to the average bid and asked prices of such stock ($0.88 per share) as of May 31, 1996 (WHICH DATE IS WITHIN 60 DAYS OF THE FILING OF THIS FORM 10-KSB/A).

     The number of shares outstanding of the issuer's Common Stock as of May 31, 1996 was 20,887,555.

     Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ---     ---

                          PART I

ITEM 1.   BUSINESS

EXPLANATORY NOTE: PURSUANT TO SECURITIES AND EXCHANGE COMMISSION RULES, THE COMPANY IS RESTATING THIS ITEM 1 IN ITS ENTIRETY ALTHOUGH THE ONLY CHANGES MADE TO ITEM 1 ARE REGARDING RESEARCH AND DEVELOPMENT
EXPENDITURES AS AMENDED BY THE 1994 FINANCIAL STATEMENTS ATTACHED HERETO.

OVERVIEW

     THE COMPANY. Medical Discoveries, Inc. (dba "Viral Control") has developed a treatment that appears to have the ability to destroy certain human viruses. Medical Discoveries, Inc. is hereafter referred to as "Viral Control" or the "Company". The Company intends to change its corporate name to "Viral Control, Inc." at its next annual meeting of shareholders. The Company's antiviral treatment also has the potential to be able to kill certain bacteria and fungi. Further, the solution used in the treatment may be to be able to remove or inactivate infectious agents in human and animal blood-derived products such as plasma and gamma globulin. The Company's treatment using the electrolyzed solution and the related processes and technology is hereafter referred to as "MDI-P".

     THE MDI-P TREATMENT. The treatment developed by the Company uses a saline solution that is electrolyzed to render it a highly effective microbicide. In the Company's current protocol for treating human diseases, the electrolyzed solution is administered intravenously to a patient in a series of injections over several weeks.

     JOINT RESEARCH EFFORTS. During the last half of 1994 and early 1995, Viral Control commenced two separate joint research efforts with two large, United States-based pharmaceutical/biotechnology companies. The primary focus of these preliminary research efforts is the use of MDI-P to remove or inactivate infectious agents in blood-derived products. One company is focusing on product applications for humans while the other company is focusing on the veterinary market. Studies underway have demonstrated killing of the bovine diarrhea virus, a significant viral pathogen in cattle which is also used as a laboratory model for the hepatitis virus.

     THE PATENT AND PATENT APPLICATIONS.   Viral Control has filed a
patent application with the U.S. Patent and Trademark Office ("U.S. PTO"), covering the application of MDI-P to a variety of human diseases and ailments, including "acquired immune deficiency syndrome ("AIDS"). The U.S. PTO has granted the Company a patent with respect to the application of MDI-P to multiple sclerosis and cardiomyopathy. (Patent No. 5,334,383 for "Electrically Hydrolyzed Salines as In Vivo Microbicides or Treatment of Cardiomyopathy and Multiple Sclerosis"). The Company intends to pursue its current application to expand the scope of its patent protection to include other diseases and ailments, particularly the human immunodeficiency virus ("HIV") that causes AIDS. The Company is also pursuing other United States and foreign applications to provide patent protection for other uses of MDI-P.

     THE DISCOVERY. MDI-P was discovered by Dr. Robert E. Morrow, an experienced orthopedic surgeon and the founder of the Company. Dr. Morrow was concerned about the AIDS epidemic. He investigated methods to sterilize surgical instruments without the intense heat and pressure of customary sterilization techniques. After learning of the microbicidal effect of electrolyzed saline solutions on surgical instruments, he thought to apply this technology within the human body.

     APPLICATION OF MDI-P TO THE HIV VIRUS. Viral Control has now conducted limited tests using MDI-P in the treatment of HIV. HIV is the precursor to AIDS. In preliminary laboratory tests, the MDI-P has been shown to destroy HIV. In preliminary tests on AIDS patients, conducted outside of the United States, MDI-P appears to be effective in reducing or eliminating HIV in the patient's body, without significant adverse side effects. These tests are only preliminary. The Company has not yet conducted any widespread clinical trials. Although these preliminary results are encouraging, MDI-P has not yet been demonstrated to be effective or safe in widespread studies. The results of these preliminary tests have encouraged the Company to conduct further tests. These further tests will include tests within the United States, after appropriate application is made to the U.S. Food and Drug Administration ("FDA").

     THE FUTURE. In regard to use of MDI-P for human diseases, Viral Control intends soon to file an "investigational new drug" application ("IND Application") with the FDA for use of MDI-P on patients in the United States who are HIV positive or who have AIDS. The Company has filed a pre-IND submission in this regard. The Company will also seek funding to continue clinical trials on such patients pursuant to approval of the IND Application. If MDI-P proves to be safe and effective, Viral Control will seek to use MDI-P through Company-owned clinics or will seek to distribute MDI-P solution directly to medical practitioners. Beyond the initial focus on HIV, and as funds will allow, the Company intends to conduct research into the use of MDI-P with respect to multiple sclerosis and cardiomyopathy and with respect to other human diseases and ailments. In regard to applications of MDI-P other than direct treatment of human diseases, Viral Control intends to continue cooperative research efforts with the two major pharmaceutical/biotechnology companies mentioned above. The results of the current preliminary joint research will determine the course of future research efforts.

THE TREATMENT AND MDI-P

     DESCRIPTION. The treatment process developed by Viral Control does use a "drug" in the common sense of the word, but is rather a treatment process using sterile saline solution. This solution is chemically changed by electrolysis to form the MDI-P solution, which is then injected into the body intravenously. The solution injected into patients is regulated as a drug by the FDA. Electrolysis is the method whereby a certain type of electric current is passed through a chemical solution. The electrical current causes the chemicals in the saline solution to alter, producing a variety of chemical compounds, such as ozone and hydrochlorous. Different electrical currents produce different concentrations of these and related products. In previously published scientific literature, electrolyzed saline solutions have been shown to have an intense microbicidal effect. Dr. Robert E. Morrow of Viral Control appears to be the first to attempt to apply this technology within the human body. In the Company's current protocol, a patient will receive a series of weekly injections of the MDI-P solution over the course of 30 days. In preliminary tests, MDI-P appears to be able to destroy certain viruses (and notably, HIV), without significant adverse side effects to the patient. Further tests, however, must be done to demonstrate the efficacy and safety of MDI-P in further laboratory testing and in widespread clinical trials. Significantly, MDI-P appears to have an effect on a variety of viruses and, indeed, on certain bacteria and fungi as well. Preliminary research in cooperation with a major veterinary/pharmaceutical company also indicates that MDI-P may be useful in treating viruses in livestock. Additionally, preliminary testing indicates that MDI-P might be used to reduce, remove, or inactivate infectious agents in blood-derived products for humans and animals.

     RESEARCH AND DEVELOPMENT. Viral Control is a start-up company with limited resources. (AMENDED IN ACCORDANCE WITH THE EXPLANATORY NOTE AT THE OUTSET OF THIS ITEM.) During the two fiscal years ended December
31, 1993 and 1994, the Company spent $429,374 and $850,343 respectively on research and development of MDI-P. The Company intends to actively pursue and expand its research efforts as funds will allow. The focus of the initial research will be on the use of MDI-P with respect to HIV.
As funds will allow, the Company will also focus its research on multiple sclerosis and cardiomyopathy, the two diseases for which a U.S. patent has been issued. Also, as funds will allow, the Company will expand its research efforts to encompass the use of MDI-P on other diseases and ailments and other applications as a commercial microbicide.

THE DISCOVERY

     MDI-P was developed by Dr. Robert E. Morrow, an orthopedic surgeon and the founder of the Company. Dr. Morrow was previously a full time and thereafter a part time faculty instructor in the Department of Surgery, University of Utah Medical Center, Department of Orthopedic Surgery. From 1961 to the present, Dr. Morrow has been engaged in the private practice of orthopedic surgery in Salt Lake City, Utah. He is now 65 years old. In the 1980's, Dr. Morrow became concerned about the growing epidemic of AIDS. He feared that HIV might be transmitted from one patient to the next through contaminated surgical instruments. He saw the need to sterilize delicate optical instruments used in orthoscopic surgery. The difficulty was that these instruments were unable to withstand the intense heat and pressure of the traditional autoclave sterilization technique because they contained sensitive electrical components. Beginning in about 1986, Dr. Morrow began to investigate alternative sterilization techniques. Dr. Morrow noted that electrolyzed saline solution had been shown to be an effective microbicide. He began to experiment in the use of electrolyzed saline solutions to sterilize his surgical instruments. From this investigation, Dr. Morrow thought to apply the same technology within the human body.

PATENTS, TRADE SECRETS, AND LICENSES

     MORROW LICENSE AGREEMENT. MDI-P was initially developed by Dr. Robert E. Morrow, the founder of the Company. Dr. Morrow filed a patent application for the use of MDI-P in the human body for a variety of diseases and ailments, including AIDS. Initially, Dr. Morrow filed this patent application in his own name. Subsequently, Dr. Morrow licensed MDI-P to Viral Control in exchange for royalties (the "Morrow License Agreement"). The Morrow License Agreement was subsequently amended to assign all right, title, and interest in MDI-P and to Viral Control in exchange for continuing royalties. In connection with the amendment and wholesale assignment of MDI-P to the Company, Dr. Morrow has also assigned all existing patents and patent applications to the Company. Pursuant to the Morrow License Agreement, Dr. Morrow is owed a three percent royalty on net proceeds from the use of MDI-P or the sale of related products (so-called "earned royalties"). A ten percent royalty applies to any license fees or minimum royalties that are not otherwise offset by earned royalties. The Company's obligation to pay royalties to Dr. Morrow continues until the last to expire of any patent issued anywhere in the world. If no patent is obtained, the Company's obligation to pay royalties expires on the abandonment of all patent applications or on July 31, 2002, whichever occurs later.

     THE PATENT AND PATENT APPLICATIONS. The original patent application for MDI-P, as now owned by Viral Control, covers in vivo and in vitro use of MDI-P on a variety of diseases and ailments. The U.S. PTO has granted a patent to the Company for the in vivo use of electrically hydrolyzed salines as microbicides and the treatment of multiple sclerosis and cardiomyopathy. (Patent No. 5,334,383 for "Electrically Hydrolyzed Salines as In Vivo Microbicides or Treatment of

Cardiomyopathy and Multiple Sclerosis.") Multiple sclerosis is a serious nervous system disorder. Cardiomyopathy is a typically chronic disorder, sometimes of viral origin, of the heart muscle that may involve enlargement and obstructive damage to the heart. Viral Control will continue to seek patent protection for the other inventions pending in its current application to the U.S. PTO. The Company also has patents pending with the U.S. PTO on the apparatus for electrolyzing fluids and electrically hydrolyzed salines as microbicides (covering in vivo and in vitro uses of MDI-P). The Company plans to file other applications to expand the scope of its patent protection where possible, including other types of microbicide applications. Additionally, Viral Control has filed foreign patent applications corresponding to the above defined United States applications.

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

     CONFIDENTIALITY POLICY AND DISCLAIMERS. Viral Control, as a matter of policy, requires its employees, consultants, and advisors to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with the Company. The Company also, as a matter of policy, obtains such confidentiality agreements from appropriate independent parties. The agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential and not be disclosed to others except in specified circumstances. In the case of employees and certain consultants, the agreements contain non-competition clauses and provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

APPLICATION OF MDI-P TO THE HIV VIRUS

     THE AIDS PANDEMIC. The first officially recognized cases of AIDS were reported in 1981. During 1983 and 1984, various clinical investigators identified HIV as the cause of AIDS. The number of HIV infected individuals is currently estimated at one to two million in the United States, with a worldwide incidence of more than 20 million.
Since HIV-infected individuals ultimately develop AIDS, with a mortality rate believed to be effectively 100 percent, AIDS presents a significant societal threat. There were 401,749 individuals reported with AIDS in the United States through June 1994, of which 243,423 have died. The Center for Disease Control projects that the total number of AIDS cases could reach 500,000 by the end of 1995 in the United States. Certain sources estimate the number of AIDS cases worldwide to reach 12-15 million by the end of 1995. Projections of the number of AIDS cases are based on currently available information and may not reflect the actual number of future cases.

     THE HIV VIRUS AND AIDS. Shortly after an individual is infected with HIV, the virus multiplies rapidly and can be detected in the blood. The immune system responds by producing antibodies. While this response is usually sufficient to temporarily arrest the progress of the infection and reduce levels of virus in the blood, the virus remains sequestered within certain cells. This latent phase may last from a period of months to several years or longer. During this time, levels of antibodies to HIV remain high. Other indicators of immune status, however, progressively decline, including cell-mediated immune response (as measured by skin testing) and the number of the certain white blood cells, known as T4 cells, which are needed to maintain the immune system. The development of certain early clinical symptoms of AIDS is referred to as AIDS-related complex ("ARC") and may occur during the later portion of this latent phase. The latent phase eventually ends, at which time the level of antibodies declines and the concentration of HIV in the blood increases. Thereafter, the disease progresses with the collapse of the immune system, leaving the body susceptible to fatal infections and cancers. AIDS represents the end stage of the infection by HIV and is characterized by dementia, pneumonia, and other infectious diseases of the pulmonary system, central nervous system, gastrointestinal tract and skin, as well as cancers.

     RESULTS OF TESTS ON AIDS PATIENTS. Viral Control has conducted preliminary tests of MDI-P on AIDS patients outside the United States. Initially, five patients have received MDI-P. Each of these five terminal AIDS patients underwent treatment. Blood specimens were drawn from these five patients prior to the first treatment and at regular intervals during and after these treatments. These blood specimens were sent to independent laboratories for testing. Approximately five months following completion of the second treatment, blood specimens from four of the five patients were tested by an independent laboratory for the presence of HIV. It should be noted that the fifth patient declined to participate in the later blood test. He, like to other four AIDS patients, was a volunteer, and could not be compelled to be tested. The further tests on the four patients were performed using a standard HIV culture method performed by the Nichols Institute. The result of this independent test was: "No virus isolated." Additionally, there was a dramatic rise in absolute T4 cell count (43%) occurring after two months of treatment cycles. This T4 cell count increase is highly significant in bolstering the patients' immune response. It is also important to note that a lack of toxicity of MDI-P was observed in the five patients by their normal tests of liver function throughout their treatment. All of the above patients verbally reported that they felt improved, less fatigued, and less depressed through the course of therapy. There were no serious complications during these preliminary treatments. The minor complications were occasional sore arms from the intravenous needles, as well as intestinal cramps and diarrhea. The patient who was not followed by later tests reported verbally that he was feeling better and was working at his occupation. Subsequently, three additional AIDS patients were treated outside the United States in 1994. The tests of these three patients have again shown these patients to be HIV negative following treatment, meaning that no virus has been detected from their blood. THE COMPANY HAS CONDUCTED ONLY PRELIMINARY TESTS ON A FEW PATIENTS. THE COMPANY HAS NOT YET DEMONSTRATED THE LONG-TERM EFFICACY OR SAFETY OF MDI-P IN COMPREHENSIVE LABORATORY TESTING OR IN WIDESPREAD CLINICAL TRIALS.

     LABORATORY TESTS ON HIV. MDI-P has been tested by classical laboratory methods to assess its anti-HIV activity and toxicity toward human lymphocytes. These laboratory experiments were performed by a reputable, independent testing laboratory. Exposure of human lymphocytes infected with HIV (HB-2 cells) to MDI-P results in a five log reduction in HIV after one minute of exposure without significant toxicity to the lymphocytes. Extension of the incubation period to 10 minutes demonstrated similar trends in HIV killing (measured by the ELISA HIV p24 antigen assay) and minimal toxicity. Clinical isolates of HIV (HIV isolated from patients with HIV, in contrast to laboratory isolates such as HB-2 cells) that were subjected to MDI-P, were also killed in identical time frames, indicating a lack of resistance to MDI-P from such "field" isolates. THE COMPANY HAS ONLY CONDUCTED PRELIMINARY LABORATORY TESTS. THE COMPANY HAS NOT YET DEMONSTRATED THE LONG-TERM EFFICACY OR SAFETY OF MDI-P IN COMPREHENSIVE LABORATORY TESTING OR WIDESPREAD CLINICAL TRIALS.

     ONGOING TESTS. Animal toxicity testing in two canine populations has demonstrated that up to 40 times the recommended dose for human subjects was tolerated without any evidence of toxicity. Additional animal studies provided data sufficient to meet the United States Pharmacopeia requirements for transport of the MDI-P solution in appropriate containers. During 1994, The Company submitted a pre-IND application to the FDA which included the results of initial animal toxicity studies. The FDA responded to the Company's pre-IND submission by letter, dated August 30, 1994, indicating that certain additional information and testing data should be included in the IND Application. The letter also suggested items to assist the Company in designing the proposed initial clinical development plan for a Phase I trial of MDI-P. As funding becomes available, the Company intends to pursue the recommendations of the FDA in conducting further testing and compiling additional information necessary to make its IND Application complete. The Company is currently attempting to raise additional funds for this purpose. THE COMPANY HAS ONLY CONDUCTED PRELIMINARY LABORATORY TESTS. THE COMPANY HAS NOT YET DEMONSTRATED THE LONG-TERM EFFICACY OR SAFETY OF MDI-P IN COMPREHENSIVE LABORATORY TESTING OR WIDESPREAD CLINICAL TRIALS.

OTHER APPLICATIONS OF MDI-P

     As funds become available, Viral Control intends to conduct tests in the application of MDI-P to other viruses, bacteria, and fungi. The Company also intends in time to pursue research in the application of MDI-P to other microbicide applications. In this regard, the Company has entered into cooperative research efforts with two other companies to determine the usefulness of MDI-P for applications other than direct treatment of diseases in humans. In one instance, Viral Control has entered into a confidential joint research effort with a major United States pharmaceutical company to conduct preliminary research into the effectiveness of using MDI-P in removing or inactivating infection agents in blood-derived products such as gamma globulin. In the other instance, Viral Control has entered into a confidential joint research effort with a major United States veterinary/pharmaceutical company to conduct preliminary research into the effectiveness of using MDI-P in removing or inactivating infection agents in animal blood products such as horse and bovine gamma globulin or plasma, as well as the use of MDI-P in the treatment of important horse and bovine viral diseases. In both instances, the research will be funded completely by the other company involved. The results of the preliminary research will determine whether the joint research efforts will be continued.

COMPETITION

     COMPETITION WITH RESPECT TO HIV. Competition among companies addressing the treatment and prevention of AIDS and infection by the HIV virus is intense. In general, this competition falls into four categories: drugs designed to chemically inhibit the replication of HIV, non-specific immune system stimulants, receptor proteins (such as T4) that inhibit viral binding, and therapeutic and preventive vaccines. The first category includes AZT, which is manufactured by Burroughs

Wellcome Co., the United States subsidiary of Wellcome PLC, dideoxyinosine ("ddI"), which is manufactured by Bristol-Myers Squibb Company, and dideoxycytidine ("ddC") which is under development by Hoffman LaRoche, Inc. AZT, ddC in combination with AZT, and ddI have been approved by the FDA for use in certain HIV infected individuals. Although AZT, ddC in combination with AZT, and ddI have been found to be effective, over time patients appear to resume the decline in immune function associated with HIV infection. In addition, AZT, ddC in combination with AZT, and ddI have been associated with significant toxicity in some treated subjects. Although the receptor protein and non-specific immune system stimulant approaches have been shown to be non-toxic in humans, their effectiveness has not been established. As for the fourth approach, a variety of vaccines are under development by pharmaceutical companies and public and private research institutions. It is possible that one or more of these existing anti-HIV agents may be used effectively with MDI-P. Substantial government funding has been made available to promote AIDS-related research at certain public and private institutions. This research could lead to the development of products that would compete directly with MDI-P, and the level of funding made available to promote such research could be significantly increased in the future.

     COMPETITION GENERALLY. The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. The Company's competitors include major pharmaceutical, chemical, and specialized biotechnology companies, many of which have financial, technical, and marketing resources significantly greater than those of the Company. Fully integrated pharmaceutical companies, due to their expertise in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing, as well as their substantially greater financial and other resources, may be the Company's most formidable competitors. In addition, acquisitions by such pharmaceutical companies could enhance the financial and marketing resources of smaller competitors. Furthermore, colleges, universities, governmental agencies, and other public and private research organizations will continue to conduct research and possibly market competitive commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also will compete with the Company in recruiting and retaining highly qualified scientific personnel. If and when Viral Control obtains regulatory approval for any of the uses of MDI-P, it must then compete for acceptance in the marketplace. Given that such regulatory approval, especially in the United States, may take a number of years, the timing of the introduction of MDI-P and other products to the market is critical. Other safe and effective drugs and treatments may be introduced into the market prior to the time that the Company is able to obtain approval for the commercialization of MDI-P. In addition, even after such regulatory approval is obtained, competition among products approved for sale may be affected by, among other things, product efficacy, safety, reliability, availability, price, and patent position. There can be no assurance that MDI-P will be competitive if and when introduced into the marketplace for any of its possible uses.

GOVERNMENT REGULATION

     REGULATION GENERALLY. The Company's use of the MDI-P solution in the treatment of HIV and for other human uses is subject to extensive regulation by United States and foreign governmental authorities. These regulations apply not only to the use of the MDI-P solution itself, but also to the manufacture of the electrolyzer used to create the MDI-P solutions, and related items. In particular, pharmaceutical treatments are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA in the United States under the federal Food, Drug and Cosmetic Act and by comparable agencies in most foreign countries. Various federal, state and foreign statutes also govern or influence the manufacture, labeling, storage, record keeping, and marketing of such products. Pharmaceutical manufacturing facilities are also regulated by state, local, and other authorities. Obtaining approval from the FDA and other regulatory authorities for a new drug or treatment may take several years and involve substantial expenditures. Moreover, ongoing compliance with these requirements can require the expenditure of substantial resources. Difficulties or unanticipated costs may be encountered by the Company or marketing partners in their respective efforts to secure necessary governmental approvals, which could delay or preclude the Company or its marketing partners from marketing MDI-P.

     IND APPLICATION TO FDA FOR THE USE OF MDI-P FOR HIV. As an initial step in the FDA regulatory approval process for MDI-P, preclinical studies are typically conducted in animals to identify potential safety problems. For certain diseases, animal models exist which are believed to be predictive of human efficacy. For such diseases, a drug candidate is tested in such an animal model. The results of the studies are submitted to the FDA as part of an "investigational new drug" application ("IND") which is filed to comply with FDA regulations prior to beginning human clinical testing. As funding is available, the Company will continue the animal studies and other tests required to file the IND Application with the FDA. The Company initially intends to complete and file an IND Application for the use of MDI-P with respect to HIV. If the FDA accepts the IND application, the Company would be allowed to commence clinical trials. There is no assurance that the FDA will approve the Company's IND Application for the use of MDI-P with respect to HIV.

     FDA CLINICAL TRIALS. Once FDA approval has been received for the Company's IND Application, human clinical trials may be commenced. Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, MDI-P will be tested for safety and dosage tolerance. Phase II typically involves studies in a somewhat larger patient population to identify possible adverse side effects and safety risks, to begin gathering preliminary efficacy data, and to investigate potential dose sizes and schedules. Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each clinical study must be evaluated by an independent institutional review board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution. The FDA has recently published guidelines regarding the accelerated approval of drugs and treatments for life threatening diseases. Given that MDI-P may be applied to HIV, the Company will seek accelerated handling of the FDA review process. There can be no assurance that the FDA will handle its review on an expedited basis.

     NEW DRUG APPLICATION TO FDA. Data from preclinical testing and clinical trials of MDI-P for HIV will eventually be submitted to the FDA in a "New Drug Application" ("NDA") for marketing approval. Preparing an NDA involves considerable data collection, verification, analysis, and expense, and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the ability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety of MDI-P. Quality control and manufacturing procedures conforming to the FDA's "Good Manufacturing Practices" ("GMP") are conditions for clinical studies and NDA approval. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to insure full technical compliance. After FDA approval of use of MDI-P with respect to HIV, further clinical trials would be necessary to gain approval for the use of MDI-P for any additional diseases. Approvals may be withdrawn if compliance with labeling and GNP regulatory standards are not maintained or if unexpected safety problems occur following initial marketing.

     OTHER GOVERNMENTAL REGULATIONS. In addition to regulations enforced by the FDA, the Company is also subject in the United States to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and potential federal, state and local regulations. Because the Company does not currently produce, use, or otherwise handle hazardous chemicals or produce pollutants in regulated amounts, it is not subject to significant costs of compliance with environmental laws (federal, state, or local).

OPERATIONS, LICENSING AND MANUFACTURING

     OPERATIONS. Viral Control has not yet commenced any operations other than research and development with respect to MDI-P. In time, and as funds will allow, the Company may establish Company-owned clinics, especially in the United States, and/or distribute the MDI-P solution to health care providers, who will in turn administer it to their patients. Initially, if MDI-P is shown to be safe and effective, the Company intends to focus on the treatment of patients with HIV or with AIDS. In time, as proper regulatory approvals are obtained, and if MDI-P is shown to be safe and effective, the Company intends to market MDI-P with respect to other diseases and ailments as well, particularly those covered by the Company's patent.

     DISTRIBUTION. Previously, Viral Control had considered licensing third parties to use MDI-P, subject to the payment of royalties to the Company. In this regard, the Company had executed a preliminary agreement with a proposed licensee for Mexico, but this agreement has been terminated due to the proposed licensee's failure to comply with its terms. The Company had also entered into a preliminary agreement with a proposed licensee for the Caribbean, but this agreement has also been terminated due to the licensee's failure to comply with its terms. The Company is still considering using Company-owned clinics to provide treatment using MDI-P. As an alternative to licensing, however, management is developing plans for the direct distribution of the MDI-P solution to health care providers.

     MANUFACTURING. If and when the Company obtains regulatory approval for the commercial use of MDI-P, the Company will establish manufacturing facilities for the MDI-P solution. To the extent that MDI-P is manufactured and/or sold in the United States, these facilities will be subject to the FDA's "Good Manufacturing Practices" ("GMP") and other state and local regulations.

CORPORATE HISTORY

     Viral Control was incorporated as "Medical Discoveries, Inc." in the State of Utah on November 20, 1991 by Dr. Robert E. Morrow, the inventor of MDI-P. The Company was organized for the purpose of developing MDI-P. Dr. Morrow thereafter licensed the exclusive use of MDI-P to the Company in exchange for royalties. On August 6, 1992, the Company merged with and into WPI Pharmaceutical, Inc., a Utah corporation that had no significant business operations. Upon the merger, WPI Pharmaceutical, Inc. changed its name to "Medical Discoveries, Inc." WPI Pharmaceutical, Inc. had once conducted an active business of supplying pre-packaged prescriptions drugs and other clinical products directly to medical and dental practitioners. In 1987, a bill prohibiting doctors from dispensing prescription medication was submitted to the United States Congress. Although the bill was never sent to the full floor of the House and Senate for a vote, the adverse publicity surrounding the bill made it impossible for WPI Pharmaceutical, Inc. to successfully conduct its business. WPI Pharmaceutical, Inc. eventually ceased operations altogether. At the time it ceased operations, WPI Pharmaceutical, Inc. did have a number of shareholders and was a reporting company with the U.S. Securities and Exchange Commission ("SEC"). It was for the purpose of obtaining these shareholders and the visibility of an SEC reporting company that the merger between Medical Discoveries, Inc. and WPI Pharmaceutical, Inc. was consummated.

ITEM 2.     PROPERTIES

EXPLANATORY NOTE: PURSUANT TO SECURITIES AND EXCHANGE COMMISSION RULES, THE COMPANY IS RESTATING THIS ITEM 2 IN ITS ENTIRETY ALTHOUGH THE
ONLY CHANGES MADE TO ITEM 2 ARE REGARDING RENT EXPENSE AS AMENDED BY THE 1994 FINANCIAL STATEMENTS ATTACHED HERETO.

     The Company's principal place of business is located in commercial office space at 55 North Main Street in Logan, Utah 84321, the same location as the offices of Richard W. Waters & Associates, the accounting firm owned and operated by Richard W. Waters, the Company's Chief Financial Officer. The Company's rent expense totaled approximately $10,000 for the year ended December 31, 1994. The Company intends to lease appropriate office space for the Company's management personnel when funds become available, likely in Salt Lake City, Utah.


                          PART II

ITEM 7.     FINANCIAL STATEMENTS

     The financial statements of the Company required by this item are filed as an attachment at the end of this Form 10-KSB/A and are incorporated herein by reference.

                         PART III


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EXPLANATORY NOTE: PURSUANT TO SECURITIES AND EXCHANGE COMMISSION RULES THE COMPANY IS AMENDING AND RESTATING THIS ITEM 12 IN ITS ENTIRETY.

     Dr. William Welch, who is a director, vice president, and President pro temp of the Company, is the sole owner and the President of WMCL, Inc., a business that performs certain in vitro and in vivo testing services for the Company. The Company paid to WMCL, Inc. $612,075 for such services in 1994 and $368,500 for such services in 1993. The Company is currently indebted to WMCL, Inc. for an additional $230,400. The Company intends to continue to have WMCL, Inc. perform future animal toxicity laboratory testing for the Company, but no specific contracts have been proposed or entered into at this time.

     On July 31, 1993, Dr. Robert Morrow, who was a director and officer of the Company until March 31, 1994, licensed to the Company the technology for the treatment of a variety of human diseases (the "Treatment") and for which he had filed in his own name a patent application for the use of the Treatment in the human body. Dr. Morrow had initially developed the Treatment. He licensed the Treatment to the Company in exchange for royalties (the "Morrow License Agreement"). Pursuant to the Morrow License Agreement, Dr. Morrow is owed a three percent royalty on net proceeds from the use of the Treatment or the sale of related products (so-called "earned royalties"). A ten percent royalty applies to any license fees or minimum royalties that are not otherwise offset by earned royalties. The Company's obligation to pay royalties to Dr. Morrow continues until the last to expire of any patent issued anywhere in the world. If no patent is obtained, the Company's obligation to pay royalties expires 10 years from the date of the Agreement or on July 31, 2002. The Morrow License Agreement was subsequently amended on January 1, 1993, to assign all right, title, and interest in the Treatment to the Company in exchange for 2,000,000 shares in the Company. The Company has a continuing obligation to pay royalties to Dr. Morrow as described above. In connection with the amendment and wholesale assignment of the Treatment to the Company, Dr. Morrow has also assigned all existing patents and patent applications to the Company. Pursuant to the terms of the Morrow License Agreement, the Company paid Dr. Morrow $2,100 in royalties during 1993 and no royalties during 1994.

                   MEDICAL DISCOVERIES, INC.

                  DECEMBER 31, 1994 AND 1993

                     FINANCIAL STATEMENTS

                 INDEPENDENT AUDITORS' REPORT
                  ----------------------------





THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF MEDICAL DISCOVERIES, INC.

     We have audited the accompanying balance sheet of Medical Discoveries, Inc., (a development stage company) as of December 31, 1994 and 1993, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended December 31, 1994 and cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Discoveries, Inc., (a development stage company) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the two years then ended and cumulative amounts since inception in conformity with generally accepted accounting principles.

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



Salt Lake City, Utah
April 26, 1996

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                         BALANCE SHEET

                   DECEMBER 31, 1994 AND 1993

                                           1994             1993
                                           ----             ----

ASSETS
- ------

     Current assets - cash             $   16,040         33,203
                                       ===========       ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
- ---------------------------------------

Current liabilities
  Accounts payable                     $  404,581        280,721
  Accrued interest                         71,306         71,306
  Notes payable                           900,000        900,000
  Advances to shareholders                286,890        286,890
                                       -----------     ----------
            Total current liabilities   1,662,777      1,538,917
                                       -----------     ----------
Commitments and contingencies                -              -
Stockholders' (deficit)
  Common stock - no par value,
  authorized 100,000,000 shares,
  16,941,279 shares and 16,084,367 shares
  issued and outstanding at 1994 and
  1993, respectively                    3,683,539      2,601,400

  Accumulated (deficit)                (5,330,276)    (4,107,114)
                                       -----------    -----------
    Total stockholders' (deficit)      (1,646,737)    (1,505,714)
                                       -----------    -----------
                                       $   16,040         33,203
                                       ===========    ===========


See accompanying notes to financial statements.

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF OPERATIONS



                                                        CUMULATIVE
                                    YEAR ENDED        AMOUNTS SINCE
                                   DECEMBER 31,        NOVEMBER 20,
                                -------------------     1991 (DATE
                                  1994        1993      OF INCEPTION)
                                --------    --------  ---------------

Revenues:                     $    70,000        -           70,000
                              ------------ -----------   -----------
Expenses
  License                            -      1,000,000     1,000,000
  Research and development        850,343     429,374     1,279,717
  General and administrative      442,819     842,625     1,699,502
  Interest                           -           -           21,480
                              ------------ -----------   -----------
  Total expenses                1,293,162   2,271,999     4,000,699
                              ------------ -----------   -----------
  Loss before income taxes     (1,223,162) (2,271,999)   (3,930,699)
     Income taxes                    -           -             -
                              ------------ -----------   -----------

Net loss                      $(1,223,162) (2,271,999)   (3,930,699)

  Loss per share                    $(.07)      $(.15)        $(.27)
                              ============ ===========   ===========

  Weighted average number
   of shares                   16,578,000  15,063,000    14,379,000
                              ============ ===========   ===========



See accompanying notes to financial statements.

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF STOCKHOLDERS' (DEFICIT)



                          COMMON STOCK
                      -------------------     ACCUMULATED
                       SHARES      AMOUNT      (DEFICIT)       TOTAL
                       ------      ------     -----------      ------

Balance,
  October 31, 1991   3,500,000   $252,997      (1,482,514)  (1,229,517)

Reverse stock
  split (1 for 2)   (1,750,000)      -               -            -

Restatement for
  reverse
  acquisition of
  WPI Pharmaceutical,
  Inc. by Medical
  Discoveries, Inc.       -      (252,997)        252,997         -

Shares issued in
  merger of WPI
  Pharmaceutical
  and Medical
  Discoveries Inc.  10,000,000    135,000        (170,060)     (35,060)
                    -----------  ---------       ---------  -----------
Balance at
 November 20,
 1991 (Date of
 Inception)         11,750,000    135,000      (1,399,577)  (1,264,577)

Common stock
 issued for cash       200,000    100,000            -         100,000

Common stock
 issued for
 services              500,000    250,000            -         250,000

Common stock
 issued for cash        40,000     60,000            -          60,000

Net loss October 31,
 1992                     -          -           (370,398)    (370,398)
                     ----------   --------     -----------  -----------

Balance,
 October 31, 1992   12,490,000    545,000      (1,769,975)  (1,224,975)

Net loss two
 months ended
 December 31, 1992        -          -            (65,140)     (65,140)

Balance,
 December 31, 1992  12,490,000    545,000      (1,835,115) $(1,290,115)

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)

        STATEMENT OF STOCKHOLDERS (DEFICIT) - CONTINUED



                          COMMON STOCK
                      -------------------     ACCUMULATED
                       SHARES      AMOUNT      (DEFICIT)       TOTAL
                       ------      ------     -----------      ------

Common stock issued
  for license       2,000,000    1,000,000         -        1,000,000

Common stock issued
  for cash at
  prices of $.50
  to $2.00 per share  542,917      528,500         -          528,500

Common stock issued
  for services        251,450      127,900         -          127,900

Common stock issued
  for $100,000
  cash plus services  800,000      400,000         -          400,000

Net loss year ended
  December 31, 1993      -            -      (2,271,999)   (2,271,999)
                    ---------    ---------   -----------   -----------

Balance,
 December 31,
 1993              16,084,367    2,601,400   (4,107,114)   (1,505,714)

Common stock
 issued for cash
 at prices of
 $.75 to $2.00
 per share            617,237      739,500         -          739,500

Common stock
 issued for
 services             239,675      239,675         -          239,675

Cash contributed         -         102,964         -          102,964

Net loss year ended
  December 31, 1994      -            -      (1,223,162)   (1,223,162)
                   -----------  ----------   -----------   -----------

Balance,
 December 31, 1994 16,941,279   $3,683,539   (5,330,276)   (1,646,737)
                   ===========  ==========    ===========  ===========

See accompanying notes to financial statements.

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                    STATEMENT OF CASH FLOWS

                                                        CUMULATIVE
                                    YEAR ENDED        AMOUNTS SINCE
                                   DECEMBER 31,        NOVEMBER 20,
                                -------------------     1991 (DATE
                                  1994        1993      OF INCEPTION)
                                --------    --------  ---------------

CASH FLOWS FROM OPERATING
     ACTIVITIES:
Net loss                     $(1,223,162)   (2,271,999)   (3,930,699)
Adjustments to reconcile
   net loss to net cash
   used in operating activities:
Stock issued for services
   and license                   239,675     1,427,900     1,917,575
Depreciation                        -             -            1,460
Loss on disposal of
  property and equipment            -            6,330         6,330
Write off of receivables            -          193,965       193,965
(Increase) in receivables           -             -           (7,529)

Increase (decrease) in:
  Advance to shareholders           -             -            2,660
  Accounts payable               123,860        16,306       159,214
  Accrued expense                   -             -           21,480
                             ------------   -----------   -----------
Net cash used in
  operating activities          (859,627)     (627,498)   (1,635,544)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of property and
   equipment                        -             -           (7,790)
                             ------------   -----------   -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Equity contributed               102,964          -          131,374
Common stock issued
  for cash                       739,500       628,500     1,528,000
                             ------------   -----------   -----------

Net cash provided by
     financing activities        842,464       628,500     1,659,374
                             ------------   -----------   -----------

Net (decrease) increase
 in cash                         (17,163)        1,002        16,040

Cash, beginning of period         33,203        32,201          -
                             ------------   -----------  ------------
Cash, end of period          $    16,040        33,203        16,040
                             ============   ===========  ============

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)

               STATEMENT OF CASH FLOWS - CONTINUED





SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     On August 6, 1992 the Company and WPI Pharmaceutical, Inc. (WPI) entered into an agreement which has been accounted for as if the Company acquired WPI. At the time of the acquisition WPI had the following balance sheet:

               Receivables                   $   186,436
               Accounts payable                 (245,367)
               Accrued interest                  (49,826)
               Advances shareholders            (284,230)
               Notes Payable                    (900,000)
                                             ------------
               Stockholder's (Deficit)       $(1,292,987)
                                             ============

                                                        CUMULATIVE
                                    YEAR ENDED        AMOUNTS SINCE
                                   DECEMBER 31,        NOVEMBER 20,
                                -------------------     1991 (DATE
                                  1994        1993      OF INCEPTION)
                                --------    --------  ---------------


SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
     Interest                   $    -          -            -
                                ==========  ==========  =============

     Income taxes               $    -          -            -
                                ==========  ==========  =============


See accompanying notes to financial statements.

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 1994 AND 1993



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- -----------------------------------------------


ORGANIZATION
Medical Discoveries, Inc. (the Company) was organized under the laws of the state of Utah on November 20, 1991, date of inception. On August 6, 1992, the Company entered into an agreement whereby the shareholders of the Company exchanged 100 percent of their common stock for 10,000,000 shares of common stock of WPI Pharmaceutical, Inc. (WPI). The WPI shareholders had 1,750,000 shares following a reverse stock split of one share for two shares. At the time of the transaction the name of WPI was changed to Medical Discoveries, Inc. (MDI). Inasmuch as the 10,000,000 shares of common stock is in excess of 80 percent of the total outstanding common stock of WPI, the transaction is accounted for as a reverse acquisition. The Company is, therefore, deemed to have acquired WPI. At the time of the merger the entity previously known as Medical Discoveries, Inc., ceased. The financial statements are those of MDI for the periods ending December 31, 1993 and cumulative amounts since inception. The operations for WPI are included in the period from August 6, 1992 (date of the transaction) through December 31, 1994. The development stage commenced on November 20, 1991 which is the date of the inception of MDI.

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

CONCENTRATION OF CREDIT
The primary purpose of the business is the research and development of an anti-viral treatment for infectious diseases and the sterilization of medical equipment. The Company has no significant revenues and, therefore, no receivables or extensions of credit.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
- -----------------------------------------------------------

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Financial instruments subject to possible material market variations from the recorded book value are notes payable to related parties and advances from related parties. There are no material differences in these financial instruments from the recorded book value as of December 31, 1994 and 1993.

RECLASSIFICATIONS
Certain amounts in the prior period financial statements have been reclassified in order to conform to the 1994 presentation.


(2)  GOING CONCERN
- ------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenues and is still in the process of developing anti viral treatments for infectious diseases and the sterilization of medical equipment. The Company is hopeful but there is no assurance that the current product development and research will be economically viable. The Company has incurred substantial operating losses in the development of the product.

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

(3)  LICENSE AGREEMENT
- ----------------------

In July 1992, the Company entered into an agreement to acquire the license for the exclusive rights to certain technology and patents. The agreement was amended in January 1993 and October 1995. The amended agreement calls for the Company to make royalty payments of 1% for all sales made by the Company using the technology, and should the Company sublicense the technology the Company will make royalty payments of 3% for all sublicense sales. The term of the licensing agreement is ten years. The Company issued 2,000,000 shares of its restricted common stock as consideration for the exclusive world wide licensing agreement. The Company has not had any revenues which are applicable to the license agreement. In March 1996, the Company entered into an agreement which terminated the licensing agreement. The Company is to pay cash of $1,500 and issue 150,000 shares of free trading stock for the termination of the licensing agreement and for a history of the technology.


(4)  NOTES PAYABLE
- ------------------

The Company has notes payable to two financial institutions totaling $900,000. The notes are in default and currently due. The notes are guaranteed by the same shareholder that $284,230 of advances payable are due too. At the time of the merger with WPI the Company was not aware of WPI's liability of the notes payable and the related interest. The Company is involved in litigation regarding the notes payable of $900,000 and the corresponding related accrued interest. In 1995, the litigation was partially resolved and the Company was relieved of a portion of its obligation on the notes payable and accrued interest. In March, 1996, the Company was notified that it had been released from all obligations relating to the debt. To resolve the litigation the Company agreed to issue options to a former officer to purchase 100,000 shares of company stock at $.25 per share. The Company did not accrue interest for the notes payable in 1994 and 1993 as its contention that it was not liable was up held and the $900,000 of notes payable and accrued interest of $71,306 were written off as an extraordinary gain on debt forgiveness in 1995 and 1996.

(5)  ADVANCES TO SHAREHOLDERS
- -----------------------------


The Company has advances payable to two shareholders totaling $286,890 at December 31, 1994 and 1993. The advances are non interest bearing. Effective December 31, 1995, the Company entered into an agreement which resolved litigation relating to the advances and other matters. As part of the settlement agreement the shareholder forgave $284,230 of the advances payable from the Company and received an option to purchase 100,000 shares of the Company's common stock for $.25 per share.

(6)  RELATED PARTY TRANSACTIONS
- -------------------------------

The Company has advances payable to two shareholders in the amount of $612,075. The Company paid $612,075 and $368,500 in 1994 and 1993, respectively, to a shareholder and entities affiliated with a shareholder of the Company for services related to the research and development of the technology.

The Company has agreed to make the payments on a vehicle lease for an officer of the Company. The payments total $4,320 during 1994, and future payments total $7,800.

(7)  INCOME TAXES
- -----------------

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The statement requires the use of the asset and liability approach for financial accounting and reporting for income taxes. Financial statements for prior years have not been restated and the cumulative effect of the accounting change was not material.

The provision for income taxes for the year ended December 31, 1994 and 1993, is different than amounts which would be provided by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:
                                             YEAR ENDED
                                            DECEMBER 31,
                                         -----------------
                                          1994       1993
                                        ------     ------
     Federal income tax
     benefit (provision) at
     statutory rate                    $ 416,000    772,000
     Change in valuation allowance      (416,000)  (772,000)
                                       ----------  ---------
                                       $    -          -
                                       ==========  =========

       The net timing differences for deferred income tax assets are as follows:

     Net operating loss carry forward             $1,235,000
     Valuation allowance                          (1,235,000)
                                                  -----------
     Net deferred tax asset                       $     -
                                                  ===========


(7)  INCOME TAXES - CONTINUED
- -----------------------------

Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

The Company has available net operating losses of approximately $3,600,000 which can be utilized to offset future earnings of the Company. The Company also has available approximately $43,000 in research and development credits which expire in 2008. The utilization of the net operating losses and research and development credits are dependent upon the tax laws in effect at the time such losses can be utilized. The losses expire between the years 2007 and 2009.

(8)  STOCK OPTIONS
- ------------------

The Company has an incentive stock option plan wherein 4,000,000 shares of the Company common stock can be issued. The Company has granted stock options to certain officers and shareholders of the Company to purchase shares of the Company's restricted common stock. A schedule of the options at December 31, 1994 is as follows:

         NUMBER OF            OPTION     YEARS    NUMBER OF   NUMBER OF
 DATE     OPTIONS   OPTION  EXPIRATION   OPTION    OPTIONS     OPTIONS
GRANTED   GRANTED   PRICE     DATE      EXERCISED EXERCISED   AVAILABLE
- -------  ---------  ------  ----------  --------- ---------   ---------
 1-1-93  2,301,000   $1.00   12-31-96     1994      657,000

                                          1995      655,000     989,000

 9-1-94    100,000    1.00   12-31-96     1995       25,000      75,000
         ---------                                ---------   ---------
         2,401,000                                1,337,000   1,064,000
         =========                                =========   =========

(9)  COMMITMENTS
- ----------------

The Company leases its office facility under an operating lease. The lease requires monthly payments of $895 through the year 1998.
Approximate future commitments under this lease are as follows:

              YEAR                         AMOUNT
              ----                         ------

              1995                        $10,800
              1996                         11,000
              1997                         11,600
              1998                          6,900
                                          -------
                                          $40,300
                                          =======

Rent expense totaled approximately $10,000 and $8,000 for the years ended December 31, 1994 and 1993, respectively.


(10)  LITIGATION
- ----------------

The Company is involved in several pieces of litigation relating to the recorded notes payable, accrued interest and advances payable.

Effective December 1995 and March 1996, the Company reduced the litigation surrounding the Company's obligation on the notes payable, related accrued interest, and the advances payable. To resolve the matter the Company agreed to issue options to purchase 100,000 shares of its common stock for all liabilities relating to the notes payable, accrued interest and advances payable being forgiven.


(11)  RECENT ACCOUNTING PRONOUNCEMENTS
- --------------------------------------

The Financial Accounting Standards Board has issued Statements of Financial Accounting Standard Statement No. 121, "Accounting for Long Lived Assets" and No. 123 "Accounting and Disclosure of Stock-Based Compensation." Statement No. 121 is effective for years beginning after December 15, 1995. The effect of adoption of Statement No. 121 will not have a material effect on the Company's financial statements. Statement No. 123 is effective for awards granted after December 31, 1994, and has required financial presentation for years beginning after December 15, 1995. The effect of adoption of Statement 123 is not expected to have a material effect on the Company's financial statements.

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED



(12)  SUBSEQUENT EVENTS
- -----------------------

     *   Litigation
          The Company resolved its litigation relating to the liabilities of its note payable, accrued interest, and advances payable. The Company in 1995 and 1996, realized an aggregate extraordinary gain of approximately $1,200,000.

     *   Potential Dispute
          The Company in 1995, engaged an entity to raise capital. As part of the agreement the Company issued shares of its stock to the entity, placed an officer of the other entity on the Company's Board of Directors and appointed another individual related to the entity to be the Company's Chief Financial Officer. In 1996, both individuals resigned from their positions with the Company and have made numerous allegations. The Company is in discussion with the entity and these individuals to determine the extent and validity of these allegations. The Company is unable at this time to determine the validity, extent or financial importance these items may or will have on the financial condition of the Company. No adjustment has been made in these financial statements for this item.

     *  Issuance of Stock
          The Company has continued to issue its restricted common stock to generate working capital. Subsequent to December 31, 1994, the Company has issued 5,589,049 shares of its restricted common stock for cash and services.

                           SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MEDICAL DISCOVERIES, INC.



June 14, 1996                     By:/s/ Alvin Zidell
                                  --------------------------------------


                                  Alvin Zidell
                                  Interim President (principal executive
                                  and financial officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                          POWER OF ATTORNEY
                          -----------------


          Know all men by these presents, that each person whose signature appears below constitutes and appoints Alvin Zidell and Marlin Toombs, jointly and severally, his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney in fact or his substitute or substitutes may do or cause to be done by virtue hereof.

       Signature                        Title                     Date
       ---------                        -----                     ----



/s/ Alvin Zidell
- -------------------------------    Director and Interim    June 14, 1996
Alvin Zidell                       President



/s/ Marlin Toombs
- -------------------------------    Director, Vice          June 14, 1996
Marlin Toombs                      President, Corporate
                                   Affairs, and Secretary


/s/ David Walker
- -------------------------------    Director                June 14, 1996
David Walker