Form 10QSB
period 1996-06-30
MEDICAL DISCOVERIES INC
filed 1996-08-14
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

				FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

	  For the quarterly period ended        June 30, 1996
					       ----------------


      Transition report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

	  For the transition period from              to
							   ------------    ------------

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

			       (801) 273-7388
  ------------------------------------------------------------------------
			(Issuer's Telephone Number)

				     N/A
  ------------------------------------------------------------------------
	       (Former Name, Former Address and Former Fiscal Year,
			 if Changed Since Last Report)




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
							===     ===
		APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,361,786
as of July 26, 1996.                                         ----------
      -------------

     Transitional Small Business Disclosure Format (check one)

							   Yes   X No
							===     ===

                            PART I
		    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

     Balance Sheets as of June 30, 1996 (unaudited) and June 30, 1995
     (unaudited)

     Statements of Operations for the Three-Month and Six-Month Periods ended June 30, 1996 (unaudited) and June 30, 1995 (unaudited) and since inception through June 30, 1996 (unaudited)

     Statements of Cash Flows for the Six-Month Periods ended
     June 30, 1996 (unaudited) and June 30, 1995 (unaudited)

     Notes to Unaudited Financial Statements

                    MEDICAL DISCOVERIES, INC.
		 (A DEVELOPMENT STAGE COMPANY)
			 BALANCE SHEET
	     AS OF JUNE 30, 1996 AND JUNE 30, 1995
			  (UNAUDITED)

				      June 30, 1996            June 30, 1995
				      -------------            -------------
CURRENT ASSETS
	Cash                             $ 139,709               $  75,363
	Accounts Receivable                 44,639                  12,500
					 ----------              ----------
	  Total Current Assets             184,348                  87,863

PROPERTY AND EQUIPMENT
	Equipment                           63,129                  42,092
	Less: Accumulated Depreciation      (9,148)                (17,320)
					 ----------              ----------
	  Net Property and Equipment        53,981                  24,772

OTHER ASSETS
	Deposits                             1,170                       0
	Note receivable                     54,527                       0
	Deferred Federal R&D Tax Credits         0                 118,561
	License Agreement and
	Marketing Rights                         0                  10,000
					 ----------              ----------
	  Total Other Assets                55,697                 128,561
Total Assets                             $ 294,026               $ 241,196
					 ==========              ==========


CURRENT LIABILITIES
     Accounts Payable                   $  508,434              $  103,081
     Medical care deposits                       0                   6,833
     Accrued interest                        9,400                       0
     Current maturities of
	notes payable                        2,618                       0
					-----------             -----------
	  Total Current Liabilities        520,452                 109,941

LONG TERM LIABILITIES
     Notes payable                         320,492                 750,000
					-----------             -----------
	  Total Long Term Liabilities      320,492                 750,000
					-----------             -----------
TOTAL LIABILITIES                          840,944                 859,914
					-----------             -----------


STOCKHOLDERS' EQUITY
     Common Stock, no par value,
	authorized 100,000,000           6,444,093               3,503,772
	  shares; issued and
	  outstanding
	  22,831,324 at
	  June 30, 1996
     Retained Deficit                   (6,406,151)             (4,122,490)
     Subscription receivables             (584,860)                      0
					-----------             -----------
     Total Stockholders' Equity           (546,918)               (618,718)
					-----------             -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                 $  294,026              $  214,196
					===========             ===========

                           MEDICAL DISCOVERIES, INC.
			 (A DEVELOPMENT STAGE COMPANY)
			   STATEMENT OF OPERATIONS
	     FOR THE PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1995
				 (UNAUDITED)

								 Cumulative
		  For the three months    For the six months   Amounts since
		     ended June 30,         ended June 30,      November 20,
		  ---------------------    ------------------  1991 (date of
		     1996       1995        1996        1995     inception)
		    ------     ------      ------      ------   ------------

REVENUE
 Clinical Fees $      -    $     1,367   $    -      $     1,367  $   108,200
	      ------------ ------------ ------------ ------------ ------------
  Total Revenue         0        1,367            0        1,367

EXPENSES
  License               0            0            0            0   1,000,000
  Research and
   Development     89,517       15,668      150,248       42,477    2,253,807
  General and
   Administrative 399,881       74,101      573,610      145,492    3,048,033
  Depreciation      3,125        2,161        5,915        4,043       10,915
	      ------------ ------------ ------------ ------------ ------------
 Total
  Expenses        492,523       91,930      729,773      192,012    6,312,755
	      ------------ ------------ ------------ ------------ ------------
NET LOSS FROM
 OPERATION       (492,523)     (90,563)    (729,773)    (190,645)  (6,204,555)

OTHER INCOME/
 (EXPENSE)         (6,285)           0      (12,066)           0      (37,555)
	      ------------ ------------ ------------ ------------ ------------

LOSS BEFORE
 INCOME TAXES    (498,809)     (90,563)    (741,839)    (190,645)  (6,242,110)
  AND EXTRAOR-
  DINARY ITEM

INCOME TAXES         -            -               0            0            0
	      ------------ ------------ ------------ ------------ ------------
LOSS BEFORE
 EXTRAORDI-      (498,809)     (90,563)    (741,839)    (190,645)  (6,242,110)
 NARY ITEM

FORGIVENESS
 OF DEBT             -            -         673,486         -       1,235,536
	      ------------ ------------ ------------ ------------ ------------

NET INCOME    $  (498,809) $   (90,563) $   (68,353) $  (190,645) $(5,006,574)
	      ============ ============ ============ ============ ============

INCOME/(LOSS)
 PER SHARE
  Loss from
   continuing
   operation  $     (0.02) $     (0.01) $     (0.03) $     (0.01) $     (0.37)
  Gain from
   debt for-         -            -            0.03          -           0.07
   giveness
	      ------------ ------------ ------------ ------------ ------------
  Income/(loss)
   per share  $     (0.02) $     (0.01) $     (0.00) $     (0.01) $     (0.30)
	      ============ ============ ============ ============ ============

WEIGHTED
 AVERAGE
 NUMBER OF
 SHARES       $22,603,903  $17,092,498  $22,308,461  $17,414,418  $16,746,028
	      ============ ============ ============ ============ ============

			  MEDICAL DISCOVERIES, INC.
			 (A DEVELOPMENT STAGE COMPANY)
			   STATEMENT OF CASH FLOWS
	    FOR THE PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1995
				 (UNAUDITED)

								Cumulative
				       For the six months     Amounts since
					 ended June 30,        November 20,
				    ------------------------  1991 (date of
				       1996          1995       inception)
				    ----------    ----------  --------------
OPERATING ACTIVITIES
  Net Income (Loss) for the
    period                         $  (68,353)   $ (190,645)  $ (5,006,574)
  Add non-cash items
    Depreciation                        5,915         4,043         10,608
    Common stock issued for
      services and royalty repurchase 199,050                    3,215,611
    Loss on disposal of equipment                                    6,330
    Gain on Debt Restructuring       (673,486)                  (1,235,536)
				   -----------   -----------  -------------
    Net Cash from Operations         (536,874)     (186,602)    (3,009,561)

WORKING CAPITAL CHANGES
  Decrease (increase) in Accounts
     Receivable                        20,796       (12,500)        87,270
  Decrease (increase) in
     Prepaid Expenses                  65,860                            0
  Decrease (increase) in Other Assets                               (1,170)
  Increase (decrease) in:                                                0
     Advances to shareholders'                                           0
     Accounts payable                 (28,060)      (28,607)       263,067
     Accrued Interest                   2,365                        2,365
     Accrued Expenses                                 6,832         28,577
				   -----------   -----------  -------------
  Net Cash from Working
     Capital Changes                   60,961       (34,275)       380,109

INVESTING ACTIVITIES
  Purchases of Equipment            $ (10,685)       (3,000)   $   (62,758)
				   -----------   -----------  -------------
    Net Cash from Investing
      Activities                      (10,685)       (3,000)       (62,758)



FINANCING ACTIVITIES
  Payment of notes payable                                            (802)
  Increase in notes payable            13,989                      315,689
  Equity contributed                                               131,374
  Proceeds from issuance of
     common stock                     574,458       283,200      2,385,658
				   -----------   -----------  -------------
    Net Cash from Financing
      Activities                      588,447       283,200      2,831,919
				   -----------   -----------  -------------
NET INCREASE / (DECREASE) IN CASH     101,876        59,323        139,709

CASH, BEGINNING PERIOD                 37,833        16,040              0

CASH ENDING PERIOD                  $ 139,709    $   75,363    $   139,709
				    ==========   ===========   ============

                          MEDICAL DISCOVERIES, INC.

			NOTES TO FINANCIAL STATEMENTS
			       June 30, 1996

NOTES TO UNAUDITED FINANCIAL STATEMENTS


The unaudited financial statements include the accounts of Medical Discoveries, Inc. and include all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1996 and the results of operations and changes in financial position for the three-month and six-month periods ended June 30, 1996. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

	NON-CASH TRANSACTIONS. The Company had several significant non-cash transactions which were recorded in the second quarter. These events were developed to allow the Company to resolve certain outstanding issues for little or no cash disbursements. A long-standing legal dispute was settled by issuance of stock valued at $97,500 in lieu of cash. The obligation for commissions due on equity raised was paid by issuance of stock valued at $8,000 in lieu of cash. Payment for the organization of and services rendered by the Scientific Advisory Board and others were paid by issuance of stock valued at $87,000 in lieu of cash. Previously existing debt obligations totalling $89,458 were settled by issuance of stock valued in lieu of cash.
Of the loss of $498,809 reported in the second quarter, $192,500 was a result of stock issuances for 245,000 shares of stock (1.07 percent of the outstanding shares) and represents no cash disbursements by the company.

     CONTINUING RESEARCH. The Company is continuing its research and development of MDI-P. The Company's current focus is to seek commercialization of MDI-P as a sterilizing agent. Beyond that, the Company will continue its research into the use of MDI-P against HIV and as an anti-bacterial agent. At the same time, the Company will continue its joint research into removing or inactivating infectious agents in blood-derived products and in treating livestock diseases. Each of these objectives is discussed separately below.

     MDI-P AS A STERILIZING AGENT. Management of the Company intends to seek commercialization of MDI-P as a sterilizing agent. The reason for this priority is that such use can be approved by the FDA relatively quickly. The Company will likely seek an alliance with a large pharmaceutical company in this regard to assist MDI in the manufacturing and marketing of these sterilizers. Steril*Med, an affiliate of Cooley & Cooley and the company who originally financed the initial research into the use of MDI-P as a sterilizing agent, has a first right of negotiation in this regard. How these sterilizers will be marketed is still undecided, but will be determined once a marketing partner is identified. Management believes that this use can be commercialized in the near future, but given that the FDA must approve the application, there is no guarantee that such approval will be obtained soon, if at all.

     MDI-P AGAINST HIV. The Company is in the early stages of seeking FDA approval for the use of MDI-P on patients with HIV and AIDS. The Company submitted a pre-IND information package to the FDA, to which the FDA responded by letter, dated August 30, 1994, indicating that certain additional information and testing data should be included in the IND Application. The letter also suggests items to assist the Company in designing the proposed initial clinical development plan for a Phase I trial. The Company intends to pursue the recommendations of the FDA in making an IND Application. If and when the IND Application is approved, the Company plans to seek acceleration of these clinical trials under the FDA guidelines for drugs and treatments for life-threatening diseases. The Company expects such acceleration will be allowed by the FDA, but there is no assurance that this will occur. In any event, the Company expects the clinical trials for the use of MDI-P on patients with HIV and AIDS to take a substantial amount of time to complete. The Company expects that a New Drug Application ("NDA") to the FDA will be submitted in a number of years.

     MDI-P AS AN ANTI-BACTERIAL AGENT. The Company has conducted preliminary tests on the use of MDI as a potential broad spectrum anti-bacterial agent. The Company's management will likely seek an alliance with a major pharmaceutical company in this regard to market and distribute MDI-P for this purpose. That partner would also assist the Company in obtaining FDA approval for such use. The Company expects that an NDA to the FDA will be submitted in a number of years.

     OTHER RESEARCH EFFORTS. The Company intends to pursue its cooperative research efforts with two major United Stated based pharmaceutical/ biotechnology companies to evaluate the use of MDI-P in treating certain livestock diseases and removing or inactivating infectious agents in blood derived products. While preliminary research has been sufficiently positive to encourage continued joint research efforts in this area, the Company does not know whether such research will lead to commercialization of such uses. If the joint research efforts are ultimately successful in establishing that such uses of MDI-P are commercially viable, MDI intends to fully cooperate with the pharmaceutical companies' efforts at commercialization and derive revenues from the sale of MDI-P to these companies. Beside the objectives described above, the Company intends to conduct further research and to seek regulatory approval in the United States and abroad for the testing and commercial use of MDI-P on other human diseases and ailments.

     PATENT APPLICATIONS. Recently, the Company filed a patent application for a method of treating blood and blood products in vitro to inactivate bacteria and viruses. The Company has received informal indication from the U.S. Patent office that the application is in condition for allowance. Thus, the Company anticipates that a patent will be issued on its application in the next six months. During the next twelve months, the Company will continue to seek expanded patent protection for the use of MDI-P on a variety of diseases and ailments. The Company intends to seek patent protection both in the United States and abroad.

     ADDITIONAL FUNDING IS REQUIRED. The Company's planned research and testing will require substantial additional funds. At this time, the Company does not have sufficient cash to support all the required testing for the projects described above. Management intends to raise substantial additional funds in both private and possibly public stock offerings in the future in order to meet its future funding requirements. Additionally, MDI will seek licensing and research funds from the companies with whom MDI may establish a relationship. As additional funds are raised or revenues received, the Company intends to commence paying salaries to its officers and to lease appropriate office space. The Company also intends at that time to hire additional technical and administrative personnel. The bulk of any additional funding will likely be spent on continued research, testing, and patent protection with respect to MDI-P.

                              PART II
			 OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the Company's 10-KSB filed April 13, 1996, the Company reported a potential dispute involving Robert A. Spira, John J. Carella, and other parties. The Company has had discussions with and has provided extensive information to Jonathan D. Deily, the trustee of the MDI Investors Trust, in response to his allegations that MDI had used the proceeds of the Trust outside the bounds of the Trust budget. The Company's analysis of its use of these proceeds demonstrates that the Trust funds were properly applied. Mr. Deily currently is reviewing the documentation that MDI sent to him. The Company's management is otherwise attempting to cooperate with Mssrs. Spira, Carella, and Deily to resolve any outstanding disputes.

ITEM 2.  CHANGES IN SECURITIES

     N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits required by Item 601 of Regulation S-B.

     The following are exhibits to this Form 10-QSB.

EXHIBIT NUMBER     DESCRIPTION
- --------------     -----------

27                 Financial Data Schedule.

     (b)  Reports on Form 8-K

	  N/A

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				       MEDICAL DISCOVERIES, INC.



Date: August 14, 1996                  MARLIN TOOMBS
				       ---------------------------
				       Vice President
				       (Principal Financial Officer)