Form 10QSB
period 1996-09-30
MEDICAL DISCOVERIES INC
filed 1996-11-14
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)

 X     Quarterly report under Section 13 or 15(d) of the
       Securities Exchange Act of 1934
----


     For the quarterly period ended September 30, 1996
                               -------------------------

     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the transition period from      to
                                     ---    ---

     Commission File Number:  0-12627
                         ----------------

                    MEDICAL DISCOVERIES, INC.
       --------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

     Utah                                      87-0407858
-----------------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


  2040 East Murray-Holladay Road, Suite 116, Salt Lake City, UT 84117
----------------------------------------------------------------------
(Address of principal executive offices)

(801) 273-7388
--------------------------------------------------
(Issuer's Telephone Number)

  N/A
--------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        X  Yes          No
                      ----         ----


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.
    Yes        No
---        ---

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  21,431,324 as of October 31, 1996


Transitional Small Business Disclosure Format (check one)

                         Yes      X  No
                      ---        ---

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

Balance Sheets as of September 30, 1996 (unaudited) and September
30, 1995
(unaudited)

Statements of Operations for the Three-Month and Nine-Month
Periods ended September 30, 1996 (unaudited) and September 30,
1995 (unaudited) and since inception through September 30, 1996
(unaudited).

Statements of Cash Flows for the Nine-Month Periods ended
September 30, 1996 (unaudited) and September 30, 1995 (unaudited) and since inception through September 30, 1996 (unaudited).

Notes to Unaudited Financial Statements

                    Medical Discoveries, Inc.
                  (A Development Stage Company)
                          Balance Sheet
        As of September 30 , 1996 and September 30, 1995
                           (UNAUDITED)
                               Sept. 30, 1996 Sept. 30, 1995
Current Assets
  Cash                                 43,539         13,454
  Accounts Receivable                  45,700        130,350
  Prepaid Expenses                     14,825              0
     Total Current Assets             104,064        143,804

Property, Plant, and Equipment
  Equipment                            72,082         65,989
  Less: Accumulated Depreciation     (12,544)       (19,895)
     Net PP&E                          59,538         46,094

Other Assets
  Deposits                              1,170          1,170
  Note receivable                      42,697              0
  Deferred Federal R&D Tax Credits          0        118,561
  License Agreement and Mkt Rights          0         10,000
     Total Other Assets                43,867        129,731

Total Assets                          207,469        319,629

Current Liabilities
  Accounts Payable                    588,721        233,137
  Medical care deposits                     0          1,367
  Accrued interest                     16,536              0
  Current maturities of Notes Payable   2,795              0
     Total Current Liabilities        608,052        234,504

Long Term Liabilities
  Notes payable                       319,048        750,000
     Total Long Term Liabilities      319,048        750,000
Total Liabilities                     927,101        984,504


Stockholders' Equity
  Common Stock, no par value,
  authorized 1,00,000,000 shares;
  issued and outstanding
  21,431,324 shares at
  September 30, 1996                5,971,733      4,685,022


  Stock subscriptions receivable      (87,500)      (472,360)

  Retained Deficit                 (6,603,865)    (4,877,537)

     Total  Equity                   (719,632)      (664,875)

Total Liabilities and Equity          207,469        319,629

                     Medical Discoveries, Inc.
                  (A Development Stage Company)
                     Statement of Operations
 For the periods ended September 30, 1996 and September 30, 1995
                           (UNAUDITED)

                                           Cumulative
                                           Amts. since
                      for the quarter         Nov. 20,      for the nine months
                       ended Sept. 30,       91 (date           ended Sept. 30,
                       1996      1995       inception)         1996        1995
Revenue
Clinical Fees             0     5,466          108,200            0       6,833
Total Revenue             0     5,466                0            0       6,833

Expenses
License Agreement         0         0        1,000,000            0           0
R&D                  49,794    28,966        2,303,601      200,042      71,443
G&A                 134,298   728,972        3,182,332      707,909     874,464
Depreciation          3,396     2,575           14,311        9,311       6,618
Total Expenses      187,488   760,513        6,500,244      917,262     952,525


Net Oper. Loss     (187,488) (755,047)      (6,392,044)    (917,262)   (945,692)

Other Income
or Exp.             (10,225)        0          (47,781)     (22,292)          0

Loss before income
tax and
extraordinary
item               (197,713) (755,047)      (6,439,824)     (939,553)   (945,692)

Income taxes              0         0                0             0           0

Loss before
extraordinary
item               (197,713) (755,047)      (6,439,824)     (939,533)   (945,692)

Forgiveness of debt       0         0        1,235,536       673,486           0

Net income         (197,713) (755,047)      (5,204,288)     (266,067)   (945,692)




Income / (loss)
per share

Loss from Operations (0.01)     (0.04)           (0.42)       (0.04)      (0.05)

Gain from debt
forgiveness           0.00       0.00             0.08         0.03        0.00

Income/(loss) per
share                (0.01)     (0.04)           (0.34)       (0.01)      (0.05)


Weighted
average number
of shares        1,598,715 21,524,329       15,488,098   22,066,709  18,516,831

                    Medical Discoveries, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
 For the periods ended September 30, 1996 and September 30, 1995
                           (UNAUDITED)
                                                               Cumulative
                                                            Amounts since
                                  For the 9 months            November 20,
                                   ended Sept. 30,          1991 (date of
                               1996              1995           inception)
Operating Activities

Net Income (Loss) for
  the period               (266,067)         (945,692)         (5,204,288)
Add non-cash items
Depreciation                  9,311             6,618              14,004
Common stock for services & 313,508           708,540           3,330,069
royalty repurchase

Disposal of equipment             0                 0               6,330
Gain on Debt Restructure   (673,486)                0          (1,235,536)
Net Cash from Operations   (616,734)         (230,534)         (3,089,421)

Working Capital Changes
Decreases (increases) in:
  Accounts Receivable        31,566          (130,350)             98,040
  Prepaid Expenses           51,035                 0             (14,825)
  Other Assets                    0                 0              (1,170)

Increases (decreases) in:
  Accounts Payable           52,227           100,278             343,354
  Accrued Interest            9,678                 0               9,678
  Accrued Expenses                0             1,367              28,577

Net Cash -
  Working Capital Changes   144,506           (28,705)            463,654

Investing Activities

Purchases of Equipment      (19,611)          (26,897)            (71,711)

Net Cash -
  Investing Activities      (19,611)          (26,897)            (71,711)

Financing Activities

Payment of Notes Payable          0                 0                (802)
Increase in Notes Payable    12,545                 0             314,245
Equity contributed                0                 0             131,374
Proceeds from issuance
   of common stock          485,000           283,200           2,296,200

Net Cash -
  Financing Activities      497,545           283,200           2,741,017

Net Increase / (Decrease)
  in Cash                     5,706            (2,936)             43,539

Cash, Beginning Period       37,833            16,040                   0

Cash Ending Period           43,539            13,104              43,539

                    MEDICAL DISCOVERIES, INC.
                       September 30, 1996

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements include the accounts of Medical Discoveries, Inc. and include all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1996 and the results of operations and changes in financial position for the three-month and nine-month periods ended September 30, 1996. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year. Certain balance sheet items have been reclassified to properly and consistently present account balances.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

CONTINUING RESEARCH. The Company is continuing its research and development of MDI-P. The Company's current focus is to seek commercialization of MDI-P as a sterilizing agent. Beyond that, the Company will continue its research into the use of MDI-P as an anti-microbial agent. At the same time, the Company will continue its joint research into removing or inactivating infectious agents in blood-derived products. These objectives are discussed separately below.

MDI-P AS A STERILIZING AGENT. Management of the Company intends to seek commercialization of MDI-P as a sterilizing agent. The reason for this priority is that such use can be approved by the FDA relatively quickly. The Company will likely seek an alliance with a large pharmaceutical /biotech company in this regard to assist MDI in the manufacturing and marketing of these sterilizers. Steril*Med, an affiliate of Cooley & Cooley and the company who originally financed the initial research into the use of MDI-P as a sterilizing agent, has a first right of refusal to negotiate in this regard. How these sterilizers will be marketed is still undecided, but will be determined once a marketing partner is identified. Management believes that this use can be commercialized in the near future, but given that the FDA must approve the application, there is no guarantee that such approval will be obtained soon, if at all.

MDI-P AS AN ANTI-MICROBIAL AGENT. The Company has conducted preliminary tests on the use of MDI as a potential broad spectrum anti-bacterial agent. The Company's management will likely seek an alliance with a major pharmaceutical/biotech company in this regard to market and distribute MDI-P for this purpose. That partner would also assist the Company in obtaining FDA approval for such use.

PATENT APPLICATIONS. Recently, the Company filed a patent application for a method of treating blood and blood products in vitro to inactivate bacteria and viruses. On August 27, 1996, the Company received a Notice of Allowance from the U.S. Patent office. During the next twelve months, the Company will continue to seek expanded patent protection for the use of MDI-P on a variety of diseases and ailments. The Company intends to seek patent protection both in the United States and abroad.

SCIENTIFIC ADVISORY BOARD. Ned Weinshanker, Ph.D. was named to the Company's Scientific Advisory Board. Dr. Weinshanker is currently president, chief executive officer and a director of IOMED, Inc. (Salt Lake City, Utah). IOMED designs, manufactures, and distributes iontophoretic drug delivery systems, a method of transdermal delivery using electrical current to enhance drug transport. He received his doctorate in organic chemistry from the Massachusetts Institute of Technology (MIT) and pursed postdoctoral research at Harvard University. His background includes tenure with NYSE-listed ALZA Corporation (Palo Alto, California) and ALZA-spinoff, Dynapol (Palo Alto, California).

Thomas Asher, Ph.D., founder and former chairman of HemaCare Corporation (Sherman Oaks, California) was also named to the Company's Scientific Advisory Board. Dr. Asher received his doctorate from the University of London's Imperial College of Science and Technology in "mechanisms of antibiosis," which involves the eradication of microbes in general. Following a distinguished career with the Centers for Disease Control, Dr. Asher served on the executive management teams of Hyland Laboratories, which was then the largest manufacturer of fractionated blood products in the United States, and Immuno-Science, a manufacturer of blood-related biological and diagnostic products.

During his seventeen year tenure with HemaCare, Asher successfully led efforts to provide specialized blood components, such as concentrated platelets and immunoglobulins, to the health care industry. In addition, he has served on the board of directors for a number of national and regional biotechnology organizations, including Alpha Therapeutics Corporation, Souther California Hemophilia Foundation, Steri-Kem Corporation, Association of Personal Blood Services, and the American Blood Resources Association.

ADDITIONAL FUNDING IS REQUIRED. The Company's planned research and testing will require substantial additional funds. At this time, the Company does not have sufficient cash to support all the required testing for the projects described above. MDI has retained two investment banking firms to seek additional capital.

Management intends to raise substantial additional funds in both private and possibly public stock offerings in the future to meet its future funding requirements. The company is technically in default in the payment of interest related to certain notes payable. However, the note holder has not taken any action in this regard. Additionally, MDI will seek licensing and research funds from the companies with whom MDI may establish a relationship. As additional funds are raised or revenues received, the Company intends to commence paying salaries to its officers and to lease appropriate office space. The Company also intends at that time to hire additional technical and administrative personnel. The bulk of any additional funding will likely be spent on continued research, testing, and patent protection with respect to MDI-P.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There has been no change any legal proceedings since the Form
10-QSB filed by the Company for the quarter ended June 30, 1996.

ITEM 2.  CHANGES IN SECURITIES

     N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A



ITEM 5.  OTHER INFORMATION

     N/A



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


MEDICAL DISCOVERIES, INC.
--------------------------------
November 13, 1996
--------------------------------


MARLIN TOOMBS
--------------------------------
Vice President (Principal Financial Officer)