Form 10KSB
period 1996-12-31
MEDICAL DISCOVERIES INC
filed 1997-04-15
CIK 748790

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                          FORM 10-KSB

(Mark One)
  X    Annual Report Under Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934 (FEE REQUIRED)

       For the fiscal year ended     December 31, 1996
                                     -----------------

       Transition Report Under Section 13 or 15(d) of the Securities ------ Exchange Act of 1934 (NO FEE REQUIRED)

For the transition period from                  to                    .
                               ----------------    -------------------

Commission file number      0-12627
                            ------------------------------------------------


                      Medical Discoveries, Inc.
-------------------------------------------------------------------------
            (Name of small business issuer in its charter)

               Utah                              87-0407858
-----------------------------------   -----------------------------------
(State or other Jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

2040 East Murray-Holladay Road, Suite 116, Salt Lake City, UT      84117
-------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's Telephone Number, Including Area Code:  (801) 273-7388
                                                -------------------------

Securities Registered under Section 12(b) of the Exchange Act:

   Title of Each Class        Name of Each Exchange on Which Registered
--------------------------    -------------------------------------------
          None                                None
--------------------------    -------------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock
-------------------------------------------------------------------------
                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                   -----

The Company had no revenues from operations during the fiscal year ended December 31, 1996.

The aggregate market value of the voting stock held by nonaffiliates of the registrant (21,658,423 shares) is approximately $8,663,369. The aggregate market value has been computed by reference to the average bid and asked prices of such stock ($0.40 per share) as of March 31, 1997 (which date is within 60 days of the filing of this Form 10-KSB/A).

The number of shares outstanding of the issuer's Common Stock as of March 31, 1997 was 21,658,423.

                             PART I

ITEM 1.     BUSINESS OVERVIEW

THE COMPANY

Medical Discoveries, Inc. ("MDI" or the "Company")has developed a product (hereafter "MDI-P") that appears to have the ability to destroy certain viruses and bacteria. MDI-P may also have the ability to kill other infectious agents, possibly including pathogenic fungi and parasites. MDI-P may possibly be used as a sterilizing agent for medical and dental instruments. MDI-P may also potentially be used to remove or inactivate infectious agents in human and animal blood-derived products, such as plasma and gamma globulin.

MDI is a development stage company. The Company needs to raise additional funding to continue development of its technology and to submit its technology to the Food and Drug Administration(the "FDA") for approval. FDA approval is required for commercialization of the Company's products.

THE PRODUCT

The Company's product is referred to as MDI-P. MDI-P stands for "Medical Discoveries, Inc.-Pharmaceutical." MDI-P is a saline solution that is chemically changed by electrolysis to form the MDI-P solution, which is then injected into the body intravenously or is applied to the surface of a surgical instrument, for example. Electrolysis is the method whereby a certain type of electric current is passed through a chemical solution. The electrical current causes the chemicals in the saline solution to alter, producing a variety of chemical compounds, such as ozone and hypochlorous acid. Different electrical currents produce different concentrations of these and related products. In previously published scientific literature, electrolyzed saline solutions have been shown to have an intense microbicidal effect.

IN VITRO applications, such as the sterilization of surgical instruments, involve the washing and/or submersion of the instrument or material in the MDI-P solution. In the Company's currently proposed protocol for treating human diseases, this electrolyzed solution would be administered intravenously to a patient in a series of injections over a two-week period. MDI-P could also conceivably be administered orally, nasally, or topically.

PATENTS AND PATENT APPLICATIONS

MDI has been issued the following three patents:

"Electrically Hydrolyzed Salines as in vivo Microbicides for Treatment of Cardiomyopathy and Multiple Sclerosis", issued August 2, 1994, patent 5,334,383. This is the original patent filed by MDI.

"Apparatus for Electrolyzing Fluids", issued April 16, 1996, patent 5,507,932. This allows for patent protection for the device which manufactures MDI-P.

Divisional Application for "Apparatus for Electrolyzing Fluids", issued October 1, 1996, patent 5,560,816. This covers the methods for using the device to generate MDI-P.

MDI has been issued the following two Notice of Allowances ("NOA"; an NOA is the step which precedes the actual issuance of a patent):

"Electrically hydrolyzed salines as microbicides for in vitro treatment of contaminated fluids containing blood", NOA issued August 27, 1996. This covers the use of MDI-P for blood and blood products sterilization.

"Electrically hydrolyzed saline solution comprising reactive species of ozone and chlorine", NOA issued March 28, 1997. This is a patent on the product MDI-P produced by the Company's technology.

MDI has two other patents pending which, if allowed, will provide protection for in vivo treatment of microbial infections and the methods used to prepare MDI-P.

In addition, the Company has made use of the Patent Treaty Cooperative to extend its patent protection to countries in the European Union, Canada, Mexico, and Japan.

RESEARCH AND DEVELOPMENT

MDI is a start-up company with limited resources. During the two fiscal years ended December 31, 1995 and 1996, the Company spent $140,481 and $ 286,858 respectively on research and development of MDI-P. The Company intends actively to pursue and expand its research efforts as funds will allow. The focus of the initial research will be on the use of MDI-P as a sterilizing agent for dental and medical instruments. In the future as funds allow, the Company will also focus its research on the use of MDI-P as a broad spectrum bactericide, anti-fungal agent, human anti-viral agent, and a potential sterilizing agent for blood products.

1996 RESEARCH ACTIVITIES

MDI contracted with the Baylor College of Dentistry to perform preliminary studies on the use of MDI-P as a sterilizing agent for dental instruments. The preliminary studies demonstrated the feasibility of using MDI-P as a sterilizing agent by showing that MDI-P can kill Bacillus subtilis spores on autoclave quality control spore strips and demonstrating that contaminated handpieces have shown no growth after six minutes exposure to MDI-P.

MDI contracted with UCLA to perform preliminary studies on the use of MDI-P as an anti-bacterial agent. Several pathogenic strains of bacteria when tested in-vitro against MDI-P showed no growth after less than a one-minute exposure to MDI-P. Some of the strains include methicillin-resistant Staphylococcus aureus (MRSA) and vancomycin-resistant Enterococcus faecalis.

MDI contracted with the Albany Medical College to perform preliminary studies on the use of MDI-P as an anti-fungal agent. Preliminary in-vitro studies have shown that MDI-P has killed up to 99.6% of the 109 CFU/ml of Candida albicans in less that one minute.

ALL 1996 STUDIES ARE PRELIMINARY IN NATURE AND ADDITIONAL CLINICAL AND LABORATORY TESTS ARE REQUIRED. THE COMPANY HAS NOT YET DEMONSTRATED THE EFFICACY OF MDI-P IN ANY OF ITS USES IN COMPREHENSIVE LABORATORY TESTING OR IN WIDE SPREAD CLINICAL TRIALS.

SCIENTIFIC ADVISORY BOARD

Scientific Advisory Board. In 1996, MDI added two members to its Scientific Advisory Board. The Board is charged with the responsibility of providing expert advice and guidance with respect to the Company's research, FDA submissions, and the commercialization of MDI-P. The members of this Scientific Advisory Board are as follows:

William D. Welch, Ph.D., the Company's Vice President of Research & Development, is the Chairman of the Scientific Advisory Board.

Bruce J. Dezube, M.D., who is an Assistant Professor of Medicine at the Harvard Medical School, Director of AIDS Oncology at Beth Israel Hospital in Boston, and a member of the AIDS Clinical Trial Group.

William J. Novick, Ph.D., who held various senior positions at Smith Kline & French, Rorer and Hoechst-Roussel, where he was Senior Director for International Drug Development for ten years.

Thomas M. Asher Ph.D., who is currently the President of the Southern California Biomedical Council, an organization representing over 70 biotech companies. Dr. Asher has been President and CEO of Hemacare, Inc., a company that provides specialized blood components and therapeutic services to hospitals.

Ned Weinshaker, Ph.D., who is currently President and CEO of IOMED, Inc. a leader in the field of active transport of drugs into and across the skin (iontophresis).

THE FUTURE

In regard to applications of MDI-P other than the direct treatment of human diseases, MDI intends to actively pursue the potential application of MDI-P as a sterilizing agent for medical and dental instruments in the U.S. and overseas. MDI intends, as soon as the necessary studies are completed, to file a 510(k) pre-market notification in this regard with the FDA. In regard to use of MDI-P for human diseases, MDI intends to file appropriate "investigational new drug" applications ("IND Application") with the FDA for use of MDI-P. The Company has filed a pre-IND submission for the possible use of MDI-P as an anti-HIV agent. The Company will also seek funding to commence appropriate clinical trials on such patients upon approval of the IND Application. Additionally, the Company intends to further investigate the ability of MDI-P to kill certain highly resistant and pathogenic bacteria. Also, MDI intends to continue possible cooperative research efforts with the two major pharmaceutical/biotechnology companies mentioned above with respect to blood-derived products and veterinary diseases. The results of the current preliminary research in these areas will determine the course of future research efforts.

MORROW LICENSE AGREEMENT

MDI previously was obligated to pay a royalty on all revenues from sales of MDI-P. This royalty agreement was terminated and all other outstanding items with the holder of the royalty agreement were resolved by a mutual general agreement on March 26, 1996 in exchange for 150,000 shares of MDI stock and cash of $1,500. MDI has no future obligations with regard to royalty payments.

TECHNOLOGY PROTECTION POLICY AND DISCLAIMERS

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

CONFIDENTIALITY POLICY AND DISCLAIMERS

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

COMPETITION

COMPETITION WITH RESPECT TO STERILIZATION TECHNIQUES. The most commonly used technique for sterilizing medical and dental instruments is the autoclave apparatus. An autoclave is a chamber in which the instruments or materials to be sterilized are placed. This chamber is then heated to 121 C. and pressurized to 15 psi for 15 to 20 minutes. Autoclaves are manufactured and distributed by a variety of companies, notably Barnstead and Amsco Scientific. Another sterilization technique is the use of ethylene oxide gas, a toxic gas, that requires 18 hours to complete. This technique has primarily been used in the past by large hospitals or clinics, however, its use is currently declining in the United States due to strict controls that have been placed on its use in the United States by the Environmental Protection Agency ("EPA"). In addition to the autoclaving and ethylene oxide techniques, there are several other sterilization processes, which are used on a limited basis. Sterris Corporation manufactures and distributes its "Sterris System I," a chemical sterilant process for immersible medical and surgical instruments. This process requires approximately 30 minutes. Another sterilization technique is the "Sterrad Sterilization System" which is manufactured and distributed by a division of Johnson & Johnson. This technique uses hydrogen peroxide and requires over one hour to complete. Another sterilization technique is the "Plazlyte Sterilization System," which is manufactured and distributed by AbTox, Inc. This process also uses chemical sterilants and requires approximately six hours to complete.

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

COMPETITION GENERALLY. The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. The Company's competitors include major pharmaceutical, chemical, and specialized biotechnology companies, many of which have financial, technical, and marketing resources significantly greater than those of the Company . Fully integrated pharmaceutical companies, due to their expertise in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing, as well as their substantially greater financial and other resources, may be the Company's most formidable competitors. In addition, acquisitions by such pharmaceutical companies could enhance the financial and marketing resources of smaller competitors. Furthermore, colleges, universities, governmental agencies, and other public and private research organizations will continue to conduct research and possibly market competitive commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also will compete with the Company in recruiting and retaining highly qualified scientific personnel.

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

GOVERNMENT REGULATIONS

REGULATIONS GENERALLY. The Company's use of the MDI-P solution in the treatment of HIV and for other human or IN VITRO uses is subject to extensive regulation by United States and foreign governmental authorities. These regulations apply not only to the use of MDI-P itself, but also to the manufacture of the electrolyzer used to create MDI-P. In particular, pharmaceutical treatments are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA in the United States under the federal Food, Drug and Cosmetic Act and by comparable agencies in most foreign countries. Various federal, state and foreign statutes also govern or influence the manufacture, labeling, storage, record keeping, and marketing of such products. Pharmaceutical manufacturing facilities are also regulated by state, local, and other authorities. Obtaining approval from the FDA and other regulatory authorities for a new drug or treatment may take several years and involve substantial expenditures. Moreover, on going compliance with these requirements can require the expenditure of substantial resources. Difficulties or unanticipated costs may been countered by the Company or marketing partners in their respective efforts to secure necessary governmental approvals, which could delay or preclude the Company or its marketing partners from marketing MDI-P.

GOVERNMENT APPROVALS NEEDED FOR COMMERCIALIZATION. For in vivo uses, MDI must conduct preclinical studies to prepare its IND application. If the FDA accepts the IND application, the Company would be allowed to commence a series of clinical trials. Each clinical study must be evaluated by an independent institutional review board ("IRB"). Data from preclinical testing and clinical trials of MDI-P against HIV or as an anti-bacterial agent may eventually be submitted to the FDA in a "New Drug Application" ("NDA") for marketing approval. After the FDA grants approval for the NDA, initial marketing efforts may begin. Each step of the approval process can involve considerable time, money, and effort. At any point, approvals may be withdrawn if compliance with regulatory standards are not maintained. For in vitro uses, the FDA process is significantly less complicated and time consuming. Because the use of MDI-P as a sterilizing agent does not require the injection of this "new drug" in a human patient, MDI is required by the FDA regulations only to demonstrate in laboratory tests that MDI-P is an effective sterilizing agent. This data is required to be filed with the FDA by MDI in the form of a "510(k) Application." This 510(k) Application is subject to FDA approval, but the time required for such approval is considerably less than the time required for the approval of a "new drug" because extensive clinical data is not required. Given appropriate funding, MDI's management believes that MDI will be able to obtain approval from the FDA for the use of MDI-P as a sterilizing agent possibly before June, 1998, although there is no guarantee that such approval can be obtained within that time. Again, the FDA's approval may be withdrawn if any regulatory standards are not maintained.

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

CONTINUING RESEARCH

MDI has not yet commenced any operations other than research and development with respect to MDI-P. Initially, the Company intends to focus its continuing research on commercializing the use of MDI-P as a sterilizing agent for medical and dental instruments.

LICENSING, DISTRIBUTION, AND MANUFACTURING

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

EMPLOYEES AND OFFICERS

MDI is currently a development stage company that conducts research primarily through third parties. It currently has one full-time, paid employee who is not an officer. The officers of the Company are Mr. Alvin Zidell, Interim President, Dr. William Welch, Vice President of Research and Development, and Mr. Marlin Toombs, Vice President of Corporate Affairs and Secretary. Dr. Welch and Mr. Toombs each devote their full time to MDI's affairs. Mr. Zidell currently works on a parttime basis. Generally, the officers of the Company have not drawn any regular salaries or bonuses, although the Company occasionally has authorized compensation to certain officers for services rendered and expenses personally incurred on the Company's behalf. This compensation has generally taken the form of a waiver of the cash exercise price for outstanding stock options to these individuals (see "Executive Compensation" below). It is anticipated that in 1998, given an appropriate level of funding, the Company will begin to pay appropriate salaries to its officers. The Company has terminated its formal relationship with Gerald T. Simmons who has served as Advisor to the Board since April 8, 1996. Mr. Simmons remains available to advise the Company as needed.

ITEM 2.     PROPERTIES

The Company's principal place of business is located in a small commercial office space at 2040 East Murray-Holladay Road, Suite 116, Salt Lake City, Utah 84117. The lease on the Company's offices expires on July 31, 1998, with a remaining lease obligation of approximately $18,500. This space is currently used primarily by Marlin Toombs and the Company's one staff employee. This space is currently adequate for the Company's needs, but the Company will likely need to acquire additional space in the near future.

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

POTENTIAL DISPUTE. A former advisor to the Company, Spira & Associates, has indicated dissatisfaction with the terms of its separation from MDI and cited various disagreements with management. There has been no communications from Spira & Associates since the second quarter of 1996. An associate of Spira & Associates, Mr. John Carella, who served for a time as the Company's Chief Financial Officer, has also cited various disagreements with management. In subsequent discussions with management, Mr. Carella was offered and he agreed to become a director of the Company. The agreement was not consummated.

MDI raised $332,000 through the MDI Investors Trust ("Trust") in the third quarter of 1995 to be used for research. To date, the Trust has disbursed $281,000 to MDI and has paid commissions of $33,200 on behalf of MDI. The trustee of the Trust has alleged that some of the Trust funds have not been spent in accordance with the Trust's budget. The Board of Directors of MDI commissioned an independent review of the Company's expenditures which were approved by Mr. Carella. The Board of Directors believes the results of this review showed that the funds were expended in accordance with the budget, and the Company has provided the results of its review to the Trustee. The Trustee has noted his disagreement with the review.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                            Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the over-the-counter("OTC") system under the symbol "MLSC". The following table sets forth, for the periods indicated, the closing high and low bid prices for the Common Stock. The prices represent inter-dealer prices, without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions. The information has been provided by the National Quotation Bureau, Inc.

                                                            BID PRICE
                                                      -------------------
                                                      HIGH         LOW
                                                      ----       --------
Fiscal Year Ended December 31, 1996
------------------------------------
     First quarter                                    1 1/8          1/2
     Second quarter                                   1 3/4          5/8
     Third quarter                                    7/8            7/16
     Fourth quarter                                   5/8            1/4


Fiscal Year Ended December 31, 1995
------------------------------------
     First quarter                                    1 3/4          1/4
     Second quarter                                   1 3/4          1/8
     Third quarter                                    2 ---          1/8
     Fourth quarter                                   1 11/16        1/8

On March 31, 1996, there were approximately 1,003 record owners of the Company's Common Stock. The Company estimates that the number of beneficial holders is in excess of 2,000.

The Company has never paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future. Earnings are expected to be retained to finance the Company's growth. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

RESULTS OF OPERATIONS: FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995. The Company had no revenue in 1996 compared to $38,200 of revenue in 1995. In 1995, the Company initiated limited testing in a foreign country which resulted in revenues of $38,200. Testing was abandoned due to regulatory issues. The Company has interest revenue of $11,974 in 1996 compared to $3,088 in 1995 due to capital raised by the Company during the year. Funds raised in equity offerings were placed in low-risk interest-bearing accounts until needed by the Company and resulted in higher interest income in 1996. The Company spent $286,858 on R&D in 1996 compared to $140,481 in 1995, an increase of 104%. The additional funds supported thrid-party research at UCLA, Baylor College of Dentistry, and the Albany Research Institute for anti-microbial, anti-fungal, and dental sterilization studies. G&A Costs were $807,002 in 1996 compared to $1,463,282 in 1995. G&A costs in 1995 included the value of stock paid to investment advisors of approximately $700,000. The Company made interest payments of $46,566 in 1996 compared to $7,097 in 1995. The increase in interest payments is due primarily to interest costs of approximately $38,000 due to the MDI Investors Trust (the "Trust") in 1996. The Company began borrowing money from the Trust in October of 1995 and currently owes the Trust $316,700. During the year, the Company was late in making interest payments to the Trust. At of the date of filing this report, the Company was not in default under the terms of the notes to the Trust.

LIQUIDITY. The Company's net working capital position (current assets less current liabilities) improved to negative $616,129 in 1996 from negative $1,095,144 in 1995, due primarily to debt forgiveness of $673,486 in 1996. Of the Company's $699,000 in current liabilities, approximately $200,000 results from to legal services, approximately $264,000 results from dated payables from a predecessor company, and approximately $181,000 results from accrued liabilities to officers and employees. None of these three groups has made or is expected to make a demand for cash payments until the Company's cash positon improves.

CONTINUING RESEARCH. The Company is continuing its research and development of MDI-P. The Company's focus in the next twelve months will be to seek commercialization of MDI-P as a sterilizing agent. Beyond that, the Company will continue its research into the use of MDI-P as an anti-bacterial agent. At the same time, the Company will continue its joint research into removing or inactivating infectious agents in blood-derived products and in treating livestock diseases. Each of these objectives is discussed separately below.

MDI-P AS A STERILIZING AGENT. Management of the Company intends to seek commercialization of MDI-P as a sterilizing agent. The reason forthis priority, as discussed above under "BUSINESS--GOVERNMENTAL REGULATIONS," is that such use can be approved by the FDA relatively quickly. The Company will likely seek an alliance with a large pharmaceutical company in this regard to assist MDI in the manufacturing and marketing of these sterilizers. Steril*Med, an affiliate of Cooley& Cooley and the Company who originally financed the initial research into the use of MDI-P as a sterilizing agent, has a first right of negotiation in this regard. How these sterilizers will be marketed is still undecided, but will be determined once a marketing partner is identified. Management believes that this use can be commercialized in the near future, but given that the FDA must approve the application, there is no guarantee that such approval will be obtained soon, if at all.

MDI-P AS AN ANTI-BACTERIAL AGENT. The Company has conducted preliminary tests on the use of MDI as a potential broad spectrum anti bacterial agent. The Company's management will likely seek an alliance with a major pharmaceutical company to market and distribute MDI-P. That partner would also assist the Company in obtaining FDA approval for such use. The Company expects that an NDA to the FDA will be approved, if at all, in a number of years.

OTHER RESEARCH EFFORTS. The Company intends to pursue its cooperative research efforts with two major United Stated based pharmaceutical/biotechnology companies to evaluate the use of MDI-P in removing or inactivating infectious agents in blood-derived products. While preliminary research has been sufficiently positive to encourage continued joint research efforts in this area, the Company does not know whether such research will lead to commercialization of such uses. If the joint research efforts are ultimately successful in establishing that such use of MDI-P is commercially viable, MDI intends to fully cooperate with the pharmaceutical companies' efforts at commercialization and derive revenues from the sale of MDI-P to these companies. Beside the objectives described above, the Company intends to conduct further research and to seek regulatory approval in the United States and abroad for the testing and commercial use of MDI-P on other human diseases and ailments.

PATENT APPLICATIONS. During the next twelve months, the Company will continue to seek expanded patent protection for the use of MDI-P on a variety of diseases and ailments. The Company intends to seek patent protection both in the United States and abroad.

PRIVATE PLACEMENTS CLOSED. The Company closed the follwing private placemtns during 1996:

During the first quarter of 1996, the Company sold 676,923 shares of stock to sophistcated investors for $440,000 at $0.65 per share. Each investor in this offering also received a warrant to acquire three shares in the future of every one share acquired currently. Accordingly, the Company issued warrants to these investors allowing them to acquire an aggregate of 2,030,769 shares at $3.00 per share over the next three years.

During the second quarter of 1996, the Company sold 80,000 shares of stock to sophistcated investors for $50,000 at $0.625 per share. Each investor in this offering also received a warrant to acquire two shares in the future of every one share acquired currently. Accordingly, the Company issued warrants to these investors allowing them to acquire an aggregate of 160,000 shares at $3.00 per share over the next three years.

During the third quarter of 1996, the Company sold 25,000 shares of stock to sophistcated investors for $25,000 at $1.00 per share. Also during the thrid quarter, an investor exersized an option to putchase 25,000 shares of stock at $1.00 per share for $25,000. No warrants were associated with either sale of stock.

During the fourth quarter of 1996, the Company sold 63,637 shares of stock to sophistcated investors for $35,000 at $0.55 per share. Each investor in this offering also received a warrant to acquire three shares in the future of every one share acquired currently. Accordingly, the Company issued warrants to these investors allowing them to acquire an aggregate of 190,911 shares at $3.00 per share over the next three years.

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

Not applicable.

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies the name, ages, and positions of all directors, officers, and persons nominated by management to become a director.


      NAME                 AGE       POSITION
------------------------   ---       --------------------------------------
Alvin Zidell               67        Director and Interim President
William D. Welch           45        Director and Vice President of
                                        Research and Development
Marlin N. Toombs           65        Director, Vice President of
                                        Corporate Affairs, and Secretary
David Walker               52        Director

All current directors are serving one-year terms and are subject to re-election at the annual meeting of shareholders. Officers are elected to serve, subject to the discretion of the Board, until their successors are appointed.

Alvin Zidell has been a Director of the Company since December 1, 1993. Since February 1, 1996, Mr. Zidell has served as Interim President of the Company. Since April 1, 1989, Mr. Zidell has acted as President of AZ Healthcare Group, a company which develops and sells laser machines. Since April 1, 1992, Mr. Zidell has also acted as a vice president of Dal-Tex Recycling, a paper recycling company which employs approximately 48 people.

William Welch has been a Director and the Vice President of Research for the Company since December 2, 1993. He was appointed as Interim President on March 7, 1995, but relinquished this position on February 1, 1996 so that he could focus on his duties as Vice President of Research and Development.
Since 1987, Dr. Welch has been the sole owner and President of WMCL, Inc., a California corporation that provides biotechnology consulting services. Dr. Welch has also served as a consultant for Kaiser Permanente Regional Laboratory in Southern California from 1990 to April 1996. From 1987 to 1990, Dr. Welch served as the Chief of Microbiology of the Kaiser Laboratory. Dr. Welch earned his Bachelor of Science degree in biology in 1973 and his Masters of Arts degree in Immunology in 1974, both from California State University, Fullerton. Dr. Welch earned his Ph.D in Microbiology and Immunology in 1978 from the University of California, Los Angeles.

Marlin Toombs has been a Director and the Secretary for the Company since August 6, 1992. He has served as Vice President for Corporate Affairs since February 21, 1994. Mr. Toombs has also served as marketing director for

International Marketing, Inc. from 1985 to 1989. He managed personal real estate from 1990 until 1992.

David Walker was appointed to the board of directors on May 2, 1996. He represents a group of investors who recently invested in the Company in a private stock offering. He has been general manager of Sunheaven Farms in Prosser, Washington (a twelve thousand acre agricultural operation) for twenty years. Mr. Walker has a degree in economics from Brigham Young University.

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

Based solely on a review of the copies of such forms furnished to the Company or written representations from certain persons, the Company believes that during the 1996 fiscal year all filing requirements applicable to its current officers and directors were complied with.

ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the annual compensation for services rendered by certain officers for the fiscal years indicated.

                   SUMMARY COMPENSATION TABLE
                      ANNUAL COMPENSATION

                                                    Other
                                                    Annual
Name and Position          Year           Salary    Bonus          Comp
----------------------     ---------      --------  --------  -------------
William D. Welch (1)       Fiscal 96      -0-       -0-       -0-
Interim President and      Fiscal 95      -0-       -0-       -0-
Vice President of R&D      Fiscal 94      -0-       -0-       $75,000 (2)

Marlin Toombs              Fiscal 96      -0-       -0-       $60,000 (3)
Vice President of          Fiscal 95      -0-       -0-       $60,000 (4)
Corporate Affairs          Fiscal 94      -0-       -0-       $135,000 (5)
and Secretary


John J. Carella (7)        Fiscal 96      N/A       N/A       N/A
CFO (resigned)             Fiscal 95      -0-       -0-       $4,687 (6)
                           Fiscal 94      N/A       N/A       N/A


Ken Brennen (8)            Fiscal 96      N/A       N/A       N/A
Vice President of          Fiscal 95      -0-       -0-       -0-
Financial Affairs          Fiscal 94      N/A       N/A       N/A
(resigned)

(1)    Interim President from March 7, 1995 to February 1, 1996.

(2) On February 17, 1995, Dr. Welch was allowed to exercise a stock option for 75,000 shares at $1.00 per share, without the payment of the $75,000 exercise price. This compensation was for services rendered in 1994.

(3) During 1996, Mr. Toombs was given the right to exercise stock options for 60,000 shares (accruing at 5,000 shares per month) at $1.00 per share, without the payment of the $60,000 exercise price. He has not exercised options for any shares from the 1996 grant.

(4) During 1995, Mr. Toombs was given the right to exercise stock options for 60,000 shares (accruing at 5,000 shares per month) at $1.00 per share, without the payment of the $60,000 exercise price. To date, Mr. Toombs has only exercised stock options for 30,000 shares, although he has the right to acquire an additional 30,000 shares.

(5) On February 17, 1995, Mr. Toombs was allowed to exercise a stock option for 75,000 shares at $1.00 per share, without the payment of the $75,000 exercise price. During 1994, Mr. Toombs was given the right to exercise stock options for 60,000 shares (accruing at 5,000 shares per month) at $1.00 per share, without the payment of the $60,000 exercise price.

(6) During 1995, Mr. Carella earned 1,500 shares per month for five months ended December 31, 1995 for an aggregate of 7,500 shares. Assuming that these shares are issued as of December 31, 1995 at an the fair market value at that date of $0.625 per share, Mr. Carella's total compensation is $4,687.

(7)    CFO from June 1995 to March 9, 1996.

(8)    V.P. of Financial Affairs from June 1995 to March 20, 1996.


The following table sets forth all long-term compensation and all other compensation for the above-named executive officers for the fiscal years indicated.

              SUMMARY COMPENSATION TABLE CONTINUED
      LONG-TERM (OPTIONS/SARS) AND ALL OTHER COMPENSATION

                                                   All Other
Name and Position          Year  Options/SARS      Compensation
--------------------- ---------  ---------------   -------------
William Welch (1)     Fiscal 96  150,000 (2)       None
Vice President of R&D            275,000 (3)
                      Fiscal 95  None              None
                      Fiscal 94  None              None

Marlin Toombs         Fiscal 96  200,000 (2)       None
Vice President of                335,000 (3)
Corporate Affairs     Fiscal 95  None              None
                      Fiscal 94  None              None


Alvin Zidell          Fiscal 96  200,000 (2)       None
                                 173,000 (3)
                      Fiscal 95  None              None
                      Fiscal 94  None              None


John J. Carella (4)   Fiscal 96  None              None
CFO (resigned)        Fiscal 95  None              None
                      Fiscal 94  N/A               N/A


Ken Brennen (5)       Fiscal 96  None              None
Vice President of     Fiscal 95  None              None
Financial Affairs     Fiscal 94  N/A               N/A
(resigned)


(1)    Interim President from March 7, 1995 to February 1, 1996.

(2)    Options granted at $0.25 per share to expire on December 31, 2001

(3) Options previously granted at $1.00 per share which expired on December 31, 1996. The expiration date is extended to December 31, 1999.

(4)    CFO from June 1995 to March 9, 1996.

(5)    V.P. of Financial Affairs from June 1995 to March 20, 1996.

No officers or directors of the Company exercised any options or SARS in fiscal 1996.

COMPENSATION OF DIRECTORS

The Company has no standard arrangements to compensate directors of the Company.

The compensation previously described for William Welch and Marlin Toombs in the section captioned "Executive Compensation" includes compensation for their services as directors of the Company.

As previously described above, in footnote 2 to the Summary Compensation Table in the section "Executive Compensation," the Company has granted to Mr. Toombs the right to exercise Company stock options that were previously granted to him at the rate of 5,000 shares per month without the payment of the $1.00 exercise price in consideration for services rendered and expenses he personally incurred as an officer on behalf of the Company. Pursuant to this arrangement, Mr. Toombs acquired 30,000 shares in 1995 and no shares in 1996. Mr. Toombs has the right to acquire an additional 60,000 shares for 1996.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth the holdings of Common Stock (the Company's sole class of stock) as of March 31, 1997 by (i) each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding Common Stock of the Company, (ii) each director,
(iii) each director nominee, and (iv) all directors and officers as a group. Unless otherwise indicated, all shares are owned directly. Common Stock that is "beneficially owned" includes all the Common Stock that the person has the right to acquire within 60 days of March 31, 1997, and stock for which the person has voting rights alone. The percentage ownership for any person assumes that all the stock that could be acquired by that person, by option exercise or otherwise, is in fact outstanding and that no other stockholder has exercised a similar right to acquire additional shares. The number of shares of stock in this table is 22,804,786 which includes 21,417,786 shares outstanding on March 31, 1997 plus all shares represented by options currently held by the directors listed in the table.

               BENEFICIAL OWNERS OF COMMON STOCK

Names and Addresses                  Amount of                Percentage
of Certain Beneficial Owners         Beneficial Ownership     of Class
-----------------------------        --------------------     ----------
Marlin Toombs
Director/Vice President
c/o Medical Discoveries, Inc.        1,679,600 (1) (2)        7.37%

Dr. William Welch
Director/Vice President
c/o Medical Discoveries, Inc.        1,058,500 (1) (3)        4.64%

Alvin Zidell
Director
c/o Medical Discoveries, Inc.        1,098,000 (1) (4)        4.81%

David Walker
Director
c/o Medical Discoveries, Inc.        91,538                   0.40%

Directors and Executive Officers
as a Group (4 persons)               3,927,638                17.22%


(1) Includes shares to which the shareholder has voting rights under a Stock Purchase Agreement ("SPA") with a former director of the Company. The SPA is for 2,800,000 shares purchased in 40 quarterly installments by buyers (including a fourth individual not on table). Each buyer receives 1/4 of shares. Shares are held by an escrow agent. Shares are released in groups of 70,000 on payment of each installment. Voting proxy for balance of shares held by escrow agent has been granted to the buyers. If buyers default any shares with the escrow agent revert to the seller and proxy for those shares is canceled.

(2) Includes 290,180 shares owned directly; 381,920 shares owned in a family partnership in which Mr. Toombs is a general partner; 472,500 shares for which Mr. Toombs has voting rights under the SPA referred to in footnote

(1) above; and options to purchase 535,000 shares that are currently exercisable. Excludes: all shares owned by Mr. Toombs' children (other than through the family partnership noted above), for which Mr. Toombs disclaims beneficial ownership.

(3) Includes: 161,000 shares owned directly; 472,500 shares for which Mr. Welch has voting rights under the SPA referred to in footnote (1) above; and options to purchase 425,000 shares that are currently exercisable.

(4) Includes: 252,500 shares owned directly; 472,500 shares for which Mr. Zidell has voting rights under the SPA referred to in footnote (1) above; and options to purchase 373,000 shares that are currently exercisable.
Excludes: all shares held by children and other relatives of Mr. Zidell, for which Mr. Zidell disclaims beneficial ownership.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. William Welch, who is a director and Vice President of Research and Development of the Company, is the sole owner and the President of WMCL, Inc., a business that performs consulting and supervisory services for the Company. The Company incurred cash expenses of $91,816 for such services in 1996 and $79,877 for such services in 1995 to WMCL, Inc.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits Required by Item 601 of Regulation S-B.

The following are exhibits to this Form 10-KSB:

EXHIBIT
NUMBER      DESCRIPTION
--------    ----------------------------------------------------------------
3.1         Articles of Incorporation, as amended June 14, 1994. (1)

3.2         Bylaws, as amended June 14, 1994. (1)

10.1        1993 Incentive Plan, effective April 1, 1993. (1) (2)

10.2        Form of Stock Option Grant under 1993 Incentive Plan. (1) (2)

10.3        Settlement Agreement, dated October 12, 1995, between Dr.
Robert E. Morrow and the Company re settlement of lawsuit. (3)

10.4 Agreement, dated March 26, 1996, between Dr. Robert E. Morrow and the Company re termination of royalties. (4)

10.5        Engagement Agreement, dated June 15, 1995, between Robert A.
Spira and the Company re financial advisory services. (4)

27          Financial Data Schedule

(1) These exhibits are incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1994, to which these exhibits were filed as exhibits with the same exhibit numbers as shown above.

(2) These exhibits are management or compensatory plans, contracts or arrangements required to be filed as exhibits.

(3) This exhibit is incorporated by reference to the Company's Form8-K, dated October 12, 1995, to which it was originally filed as "Exhibit 10.1."

(4) These exhibits are incorporated by reference to the Compnay's original filing of Form 10-KSB for the Fiscal Year ended December 31, 1995, to which these exhibits were filed as exhibits with the same exhibit numbers as shown above.

       The Company has filed no 8-k reports during the since the previous 10KSB/a filing.

                                               INDEPENDENT AUDITORS' REPORT





               To the Board of Directors and
               Stockholders of Medical Discoveries, Inc.


               We have audited the accompanying balance sheet of Medical Discoveries, Inc., (a development stage company) as of December 31, 1996, and the related statements of operations, stockholders' deficit and cash flows for the two years ended December 31, 1996 and cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Discoveries, Inc., (a development stage company) as of December 31, 1996, and the results of its operations and its cash flows for the two years then ended and cumulative amounts since inception in conformity with generally accepted accounting principles.

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


                                                      TANNER+CO.

               Salt Lake City, Utah
               February 18, 1997

                                                    MEDICAL DISCOVERIES, INC.
                                                (A Development Stage Company)
                                                                Balance Sheet

                                                                 December 31,

                                                          1996         1995
            Assets                                 --------------------------

Current assets:
   Cash                                              $   25,307 $     37,833
   Current portion of note receivable - related          46,785       20,796
   Prepaid expenses                                      10,780       65,860
                                                    -------------------------
            Total current assets                         82,871      124,489
                                                    -------------------------
Note receivable - related party                          30,586       99,166

Furniture and equipment                                  74,231       52,471
   Less accumulated depreciation                        (16,181)      (3,233)
                                                    -------------------------
            Net furniture and equipment                  58,050       49,238
Other assets                                             1,170         1,170
                                                    -------------------------
            Total assets                            $  172,677 $     274,063
                                                    =========================

            Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                 $  670,166 $     536,494
   Accrued interest                                     26,039        30,583
   Current maturities of notes payable                   2,795       652,556
                                                    -------------------------
            Total current liabilities                  699,000     1,219,633
                                                    -------------------------
Notes payable                                            2,008         4,803
Convertible notes payable                              316,700       301,700
Commitments and contingencies                              -             -
Stockholders' deficit:
   Common stock - no par value, authorized
     100,000,000 shares, 21,658,423 shares and
     21,699,558 shares issued and outstanding
     in 1996 and 1995, respectively                  6,121,733     5,670,585

   Accumulated deficit                              (6,794,264)   (6,337,798)
   Subscription receivables                           (172,500)     (584,860)
                                                    -------------------------
            Total stockholders' deficit               (845,031)   (1,252,073)
                                                    -------------------------
                                                    $  172,677 $     274,063
                                                    =========================

See accompanying notes to financial statements.                           F-2

                                                    MEDICAL DISCOVERIES, INC.
                                                (A Development Stage Company)
                                                      Statement of Operations

                                                                  Cumulative
                                                                   Amounts
                                                                    Since
                                                                 November 20,
                                        Year Ended December 31, 1991 (Date of
                                           1996          1995      Inception)
                                    -----------------------------------------
Revenues
   Medical care and fees            $        -     $    38,200   $   108,200
   Interest                               11,974         3,088        15,062
                                    -----------------------------------------
        Total revenue                     11,974        41,288       123,262
                                    -----------------------------------------
Expenses
   License                                 1,500           -       1,001,500
   Research and development              286,858       140,481     1,707,056
   General and administrative            807,002     1,463,282     3,969,786
   Interest                               46,566         7,097        75,143
                                    -----------------------------------------
        Total expenses                 1,141,926     1,610,860     6,753,485
                                    -----------------------------------------
   Loss before income taxes and
     extraordinary item               (1,129,952)   (1,569,572)   (6,630,223)

   Income taxes                              -             -             -

   Forgiveness of debt net of $-0-
     income taxes                        673,486       562,050     1,235,536
                                    -----------------------------------------
        Net loss                       $(456,466)  $(1,007,522)  $(5,394,687)
                                    =========================================
Gain loss per share
   Continuing operations               $    (.05)  $      (.08)  $      (.39)
   Extraordinary item                        .03           .03           .07
                                    -----------------------------------------
     Net loss per share                $    (.02)  $      (.05)  $      (.32)
                                    =========================================
     Weighed average number of shares  22,549,000   19,064,000    16,862,000
                                    =========================================



See accompanying notes to financial statements.                           F-3

                                                    MEDICAL DISCOVERIES, INC.
                                                (A Development Stage Company)
                                            Statement of Stockholders Deficit

                                                        Accumu-        Sub-
                                     Common Stock       lated       scription
                                  Shares      Amount    Deficit    Receivables    Total
                               ------------------------------------------------------------
Balance, October 31,  1991      3,500,000    252,997 $(1,482,514) $      -     $(1,229,517)

Reverse stock split (1 for 2)  (1,750,000)       -           -           -             -

Restatement for reverse
acquisition of WPI
  Pharmaceutical, Inc. by
  Medical Discoveries, Inc.           -     (252,997)     252,997        -             -

Shares issued in merger of
  WPI Pharmaceutical and
  Medical Discoveries, Inc.    10,000,000    135,000   (170,060)         -         (35,060)
                               ------------------------------------------------------------
Balance at November 20, 1991
  (Date of Inception)          11,750,000    135,000  (1,399,577)        -      (1,264,577)

Common stock issued for cash      200,000    100,000         -           -         100,000

Common stock issued for
  services                        500,000    250,000         -           -         250,000

Common stock issued for cash       40,000     60,000         -           -          60,000

Net loss October 31, 1992             -          -      (370,398)        -        (370,398)
                               ------------------------------------------------------------
Balance, October 31, 1992      12,490,000    545,000  (1,769,975)        -      (1,224,975)

Net loss two months ended
  December 31, 1992                   -          -       (65,140)        -         (65,140)
                               ------------------------------------------------------------
Balance, December 31, 1992     12,490,000    545,000  (1,835,115)        -      (1,290,115)

Common stock issued for
  license                       2,000,000  1,000,000         -           -       1,000,000

Common stock issued for cash      542,917    528,500         -           -         528,500

See accompanying notes to financial statements.                           F-4

                                                      MEDICAL DISCOVERIES, INC.
                                                  (A Development Stage Company)
                                              Statement of Stockholders Deficit
                                                                      Continued

                                                       Accumu-         Sub-
                                     Common Stock       lated       scription
                                  Shares      Amount    Deficit    Receivables     Total
                               ------------------------------------------------------------
Common stock issued for
  services                        251,450    127,900         -           -         127,900

Common stock issued for
 $100,000 cash plus services      800,000    400,000         -           -         400,000

Net loss                              -          -    (2,271,999)        -      (2,271,999)
                               ------------------------------------------------------------
Balance, December 31, 1993     16,084,367  2,601,400  (4,107,114)        -      (1,505,714)

Common stock issued for cash      617,237    739,500         -           -         739,500

Common stock issued for
  services                        239,675    239,675         -           -         239,675

Cash contributed                      -      102,964         -           -         102,964

Net loss                              -          -    (1,223,162)        -      (1,223,162)
                               ------------------------------------------------------------
Balance, December 31, 1994     16,941,279  3,683,539  (5,330,276)        -      (1,646,737)

Common stock issued for cash      424,732    283,200         -           -         283,200

Common stock issued for
services                        4,333,547  1,683,846         -      (584,860)    1,098,986

Common stock option issued
to satisfy debt restructuring         -       20,000         -           -          20,000

Net loss                              -          -    (1,007,522)        -      (1,007,522)
                               ------------------------------------------------------------
Balance, December 31, 1995     21,699,558  5,670,585  (6,337,798)   (584,860)   (1,252,073)

Common stock issued for cash      962,868    635,000         -       (60,000)      575,000

See accompanying notes to financial statements.                            F-5

                                                      MEDICAL DISCOVERIES, INC.
                                                  (A Development Stage Company)
                                              Statement of Stockholders Deficit
                                                                      Continued

                                                       Accumu-         Sub-
                                     Common Stock       lated       scription
                                  Shares     Amount     Deficit    Receivables     Total
                               ------------------------------------------------------------
Common stock issued for
services                          156,539    101,550         -           -         101,550

Common stock canceled          (1,400,000)  (472,360)        -       472,360           -

Common stock issued in
settlement of obligations         239,458    186,958         -           -         186,958

Net loss                              -          -      (456,466)        -        (456,466)
                               ------------------------------------------------------------
Balance, December 31, 1996     21,658,423 $6,121,733 $(6,794,264)  $(172,500)   $ (845,031)
                               ============================================================














See accompanying notes to financial statements.                             F-6

                                                      MEDICAL DISCOVERIES, INC.
                                                  (A Development Stage Company)
                                                        Statement of Cash Flows

                                                                    Cumulative
                                                                     Amounts
                                                                      Since
                                                                   November 20,
                                           Year Ended December 31,1991 (Date of
                                              1996          1995     Inception)
                                           ------------------------------------
Cash flows from operating activities:
   Net loss                               $(456,466)  $(1,007,522) $(5,394,687)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Common stock issued for services,
        license, and litigation             199,050     1,098,986    3,215,611
      Reduction of legal costs                  -        (130,000)    (130,000)
      Depreciation                           12,948         3,233       17,641
      Loss on disposal of property and
        equipment                               -             -          6,330
      Gain on debt restructuring           (673,486)     (562,050)  (1,235,536)
      Write-off of receivables                  -             -        193,965
      Increase in receivables                   -             -         (7,529)
      Decrease (increase) in prepaid
        expenses                             55,080       (65,860)     (10,780)
      Increase in other assets                  -          (1,170)      (1,170)
      Increase (decrease) in:
         Advance to shareholders'               -          (2,660)         -
         Accounts payable                   223,130       131,913      514,257
         Accrued expenses                    18,943         7,097       47,520
                                           ------------------------------------
            Net cash used in
            operating activities           (620,801)     (528,033)  (2,784,378)
                                           ------------------------------------
Cash flows from investing activities:
   Purchase of property and equipment       (21,760)      (44,310)     (73,860)
   Payments received on note receivable      42,591        10,038       52,629
                                           ------------------------------------
            Net cash provided by (used in)
            investing activities             20,831       (34,272)     (21,231)
                                           ------------------------------------
Cash flows from financing activities:
   Payment of notes payable                  (2,556)         (802)      (3,358)
   Increase in convertible note payable      15,000       301,700      316,700
   Contributed equity                           -             -        131,374
   Common stock issued for cash             575,000       283,200    2,386,200
                                           ------------------------------------
            Net cash provided by
            financing activities            587,444       584,098    2,830,916
                                           ------------------------------------

See accompanying notes to financial statements                              F-7

                                                      MEDICAL DISCOVERIES, INC.
                                                  (A Development Stage Company)
                                                        Statement of Cash Flows
                                                                      Continued

                                                                     Cumulative
                                                                      Amounts
                                                                       Since
                                                                   November 20,
                                          Year Ended December 31,1991  (Date of
                                             1996          1995      Inception)
                                          -------------------------------------
Net (decrease) increase in cash             (12,526)       21,793       25,307

Cash, beginning of period                    37,833        16,040          -
                                          -------------------------------------
Cash, end of period                       $  25,307     $  37,833  $    25,307
                                          =====================================

     Supplemental disclosure of non-cash investing and financing activities

     In 1996, the Company issued common stock for settlement of accounts payable totaling $89,458.

     In 1995, the Company acquired furniture and equipment with a cost of $8,161 for notes payable.

     On August 6, 1992, the Company and WPI Pharmaceutical, Inc. (WPI) entered into an agreement which has been accounted for as if the Company acquired WPI. At the time of the acquisition WPI had the following balance sheet:


                Receivables                                         186,436
                Accounts payable                                   (245,367)
                Accrued interest                                    (49,826)
                Advances shareholders                              (284,230)
                Notes payable                                      (900,000)
                                                                ------------
                Stockholders' Deficit                           $(1,292,987)
                                                                ============


See accompanying notes to financial statements                              F-8

                                                      MEDICAL DISCOVERIES, INC.
                                                  (A Development Stage Company)
                                                        Statement of Cash Flows
                                                                      Continued


Actual amounts paid for interest and income taxes are as follows:


                                                                     Cumulative
                                                                      Amounts
                                                                       Since
                                                                   November 20,
                                          Year Ended December 31, 1991 (Date of
                                             1996          1995      Inception)
                                          -------------------------------------

        Interest                          $     -       $     236  $       236
                                          =====================================
        Income taxes                      $     -       $     -    $       -
                                          =====================================















See accompanying notes to financial statement                              F-9

                                                    MEDICAL DISCOVERIES, INC.
                                                (A Development Stage Company)
                                                Notes to Financial Statements

                                                   December 31, 1996 and 1995


     1.  Summary of Significant Accounting Policies

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

                                                    MEDICAL DISCOVERIES, INC.
                                                (A Development Stage Company)
                                                Notes to Financial Statements

                                                   December 31, 1996 and 1995

     1.  Summary of Significant Accounting Policies- Continued

     Business and Concentration of Credit
     The primary purpose of the business is the research and development of the sterilization of medical equipment and an anti-viral treatment for infectious diseases. The Company has no significant revenues and, therefore, no trade receivables or extensions of credit.

     Fair Value of Financial Instruments
     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Financial instruments subject to possible material market variations from the recorded book value are notes payable to related parties and advances from related parties. There are no material differences in these financial instruments from the recorded book value as of December 31, 1996.

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

     Reclassifications
     Certain amounts in the 1995 financial statements have been reclassified in order to conform to the 1996 presentation.

     2.   Going Concern

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

                                                    MEDICAL DISCOVERIES, INC.
                                                (A Development Stage Company)
                                                Notes to Financial Statements

                                                   December 31, 1996 and 1995

     3.   Note Receivable Related Party

     In 1995, the Company entered into an agreement to recover costs which had been expended in a dispute with a former officer. The Company received a 0% interest rate note in the amount of $150,000. The note was discounted to $130,000 to realize a 9.5% return for financial statements. The note requires quarterly payments of $13,125.

     The balance of the note receivable at December 31, 1996 and 1995 are as follows:

                                                         1996        1995
                                                    -----------------------
            Current                                 $   46,785  $   20,796
            Noncurrent                                  30,586      99,166
                                                    -----------------------
               Total                                $   77,371  $  119,962
                                                    =======================

     4.   License Agreement

     In July 1992, the Company entered into an agreement to acquire the license for the exclusive rights to certain technology and patents. The agreement was amended in January 1993 and October 1995. The amended agreement called for the Company to make royalty payments of 1% for all sales made by the Company using the technology, and should the Company sublicense the technology, the Company will make royalty payments of 3% for all sublicense sales. The term of the licensing agreement was ten years. The Company issued 2,000,000 shares of its restricted common stock as consideration for the exclusive world wide licensing agreement. The Company has not had any revenues which are applicable to the license agreement. In March 1996, the Company entered into an agreement which terminated the licensing agreement. In 1996, the Company paid cash of $1,500 for the termination of the licensing agreement.


     5.   Advances Payable to Shareholders

     The Company had advances payable to two shareholders totaling $286,890 at December 31, 1994. The advances were non interest bearing.
     Effective December 31, 1995, the Company entered into an agreement which resolved litigation relating to the advances and other matters. As part of the settlement agreement the shareholder forgave $284,230 of the advances payable from the Company and received an option to purchase 100,000 shares of the Company's common stock for $.25 per share (see note 11).

                                                    MEDICAL DISCOVERIES, INC.
                                                (A Development Stage Company)
                                                Notes to Financial Statements

                                                   December 31, 1996 and 1995


     6.   Notes Payable

     The Company has the following notes payable at December 31, 1995:

                                                      1996        1995
                                               -----------------------

        Note payable to a company
        requiring monthly payments
        of $260 including interest
        at an implied rate of 9%
        secured by equipment                      $    4,803  $    7,359

        Note payable to a financial
        institution which is in
        default and currently due.
        At the time of the merger
        with WPI, the Company was
        unaware of the debt.  In
        1996, the Company resolved
        litigation relating to the
        note payable where in the
        Company was forgiven of the
        note payable and related
        accrued interest.                                -       650,000
                                                  -----------------------
                                                       4,803     657,359
                                                  -----------------------
        Less current maturity                          2,795     652,556
                                                  -----------------------
        Total long-term                           $    2,008   $   4,803
                                                  =======================


     Current maturities are as follows:

        Year                                                     Amount
        ----                                                  ----------
        1997                                                   $   2,795
        1998                                                       2,008
                                                              ----------
                                                               $   4,803
                                                              ==========

     7.   Convertible Notes Payable

     The Company has $316,700 at December 31, 1996 and $301,700 at December 31, 1995 of notes payable to a trust. The notes have an interest rate of 12%, have a term of three years and are due in 1998. Each $1,000 note is convertible into 667 shares of the Company's common stock.

                                                    MEDICAL DISCOVERIES, INC.
                                                (A Development Stage Company)
                                                Notes to Financial Statements

                                                   December 31, 1996 and 1995

     8.   Related Party Transactions

     During 1995, the Company settled litigation relating to a former officer of the Company where in the officer forgave the Company of advances payable of $284,230 and assumed the liability for notes payable of $250,000 plus related accrued interest in exchange for an option to purchase 100,000 shares of the Company's common stock for $.25 per share. The Company recognized a $20,000 expense from the option as it was issued for less than the market value of the stock. The expense was offset against the gain on the forgiveness of debt.

     The Company has at December 31, 1995 made a prepaid advance of $65,860 to an officer shareholder and his entity relating to development of the technology and at December 31, 1996, has an accounts payable to the officer shareholder and his entity of $58,500 and another officer of $102,000. During 1996 and 1995, the Company incurred costs relating primarily to the development of the technology of $91,816 and $79,877, respectively, from the officer shareholder and his related entity.

     The Company has agreed to make the payments on a vehicle lease for an officer of the Company. The annual payments totaled $2,680 and $4,320 during 1996 and 1995, respectively.

                                                    MEDICAL DISCOVERIES, INC.
                                                (A Development Stage Company)
                                                Notes to Financial Statements

                                                   December 31, 1996 and 1995


     9.   Income Taxes

     The provision for income taxes for the years ended December 31, 1996 and 1995, is different than amounts which would be provided by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:

                                                                 Cumulative
                                                                   Amounts
                                                                    Since
                                                                 November 20,
                                      Year Ended December 31,  1991 (Date of
                                           1996        1995      Inception)
                                      --------------------------------------
           Federal income tax
            benefit (provision)
            at statutory rate         $   155,000  $  342,000  $  1,800,000
           Change in valuation
            allowance                    (155,000)   (342,000)   (1,800,000)
                                      --------------------------------------
                                      $       -    $      -    $        -
                                      ======================================


     The net timing differences for deferred income tax assets are as follows:

           Net operating loss carryforward                     $ 1,800,000
           Valuation allowance                                  (1,800,000)
                                                               ------------
           Net deferred tax asset                              $       -
                                                               ============


     Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

     The Company has available net operating losses of approximately $5,394,000 which can be utilized to offset future earnings of the Company. The Company also has available approximately $43,000 in research and development credits which expire in 2008. The utilization of the net operating losses and research and development credits are dependent upon the tax laws in effect at the time such losses can be utilized. The losses expire between the years 2007 and 2011. Should the Company experience a change of ownership the utilization of net operating losses could be reduced.

                                                    MEDICAL DISCOVERIES, INC.
                                                (A Development Stage Company)
                                                Notes to Financial Statements

                                                   December 31, 1996 and 1995

     10.  Gain on Debt Forgiveness

     At December 31, 1994, the Company was involved in litigation regarding notes payable of $900,000 and corresponding related accrued interest.
     In 1995, the litigation was partially resolved and the Company was relieved of $250,000 principal portion of its obligation on the notes payable and accrued interest. In March 1996, the Company was notified that it had been released from all obligations relating to the debt and related accrued interest. To resolve the litigation including repayment of the advances payable of $284,230, the Company agreed to issue options to a former officer to purchase 100,000 shares of Company stock at $.25 per share. The Company did not accrue interest for the notes payable in 1995 as its contention that it was not liable was up held and the $900,000 of notes payable and accrued interest of $71,306 were written off as an extraordinary gain on debt forgiveness in 1995 and 1996. The gain on the debt forgiveness in 1995 was $562,050 and $673,486 in 1996.


     11.  Stock Options

     The Company has an incentive stock option plan wherein 4,000,000 shares of the Company's common stock can be issued. The Company has granted stock options to certain officers and shareholders of the Company to purchase shares of the Company's common stock. In addition, the Company granted 2,658,604 warrants to individuals who had purchased shares of the Company's common stock. The warrants have a purchase price of $3.00 per share. A schedule of the options at December 31, 1996 is as follows:

                                               Number of    Option Price
                                                Options       Per Share
                                             -----------------------------
       Outstanding at December 31, 1995         1,454,000  $  .25 TO 1.00
         Granted                                3,602,604     .25 to 3.00
         Exercised                                (25,000)           1.00
         Expired                                 (425,000)           1.00
                                             -----------------------------
       Outstanding at December 31, 1996         4,606,604  $  .25 TO 3.00
                                             =============================

                                                    MEDICAL DISCOVERIES, INC.
                                                (A Development Stage Company)
                                                Notes to Financial Statements

                                                   December 31, 1996 and 1995


     11.  Stock Options - Continued

     Options exercisable and shares available for future grant are as follows:

                                                      December 31,
                                                   1996        1995
                                                ---------    ---------

       Options exercisable                      4,596,604    1,484,000
       Shares available for grant               2,052,000    2,546,000


     In October 1995, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
     (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Corporation has opted for the latter approach. Had compensation expense for the Corporation's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of FAS No. 123, the Corporation's results of operations would have been reduced to the pro forma amounts indicated below:


                                                        December 31,
                                                     1996         1995
                                               ----------------------------
       Net loss - as reported                  $   (456,466)  $ (1,007,522)
       Net loss - pro forma                    $ (1,622,499)  $ (1,021,255)
       Loss per share - as reported            $       (.02)  $       (.05)
       Loss per share - pro forma              $       (.07)  $       (.05)

                                                    MEDICAL DISCOVERIES, INC.
                                                (A Development Stage Company)
                                                Notes to Financial Statements

                                                   December 31, 1996 and 1995


     11.  Stock Options - Continued

     The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                       December 31,
                                                   1996            1995
                                               --------------------------
       Expected dividend yield                 $      -       $       -
       Expected stock price volatility              97.5%           97.5%
       Risk-free interest rate                       5.5%            5.5%
       Expected life of options                 1-5 years       2-3 years
                                               ===========================

     The weighted average fair value of options granted during 1996 and 1995 are $.32 and $.83, respectively.

     The following table summarized information about fixed stock options outstanding at December 31, 1996:

                           Options Outstanding             Options Exercisable
                      ---------------------------------------------------------
                                   Weighted
                                   Average
                       Number     Remaining    Weighted     Number     Weighted
          Range of    Outstanding  Contractual  Average   Exercisable   Average
          Exercise         at        Life      Exercise       at       Exercise
           Prices       12/31/96    (Years)     Price     12/31/96       Price
        -----------------------------------------------------------------------
        $ .25 to  .65  1,034,000     3.30  $    0.39     1,024,000  $    0.39
                 1.00    914,000     3.00       1.00       914,000       1.00
                 3.00  2,658,604     2.30       3.00     2,658,604       3.00
        -----------------------------------------------------------------------
        $ .25 to 3.00  4,606,604     2.70  $    2.02     4,596,604  $    2.02
        =======================================================================

     12.  Commitments

     The Company leases its office facility under an operating lease. The lease requires monthly payments of $895 through the year 1998. Approximate future commitments under this lease are as follows:

              Year                                   Amount
             ------                                ----------
              1997                                 $  11,600
              1998                                     6,900
                                                   ----------
                                                   $  18,500
                                                   ==========

     Annual rent expense totaled approximately $10,000 for the years ended December 31, 1996 and 1995.

     13.  Contingency

     The Company in 1995, engaged an entity to raise capital. As part of the agreement the Company issued shares of its stock to the entity, placed an officer of the other entity on the Company's Board of Directors and appointed another individual related to the entity to be the Company's Chief Financial Officer. In 1996, both individuals resigned from their positions with the Company and have made numerous allegations. The Company is in discussion with the entity and these individuals to determine the extent and validity of these allegations. The Company has canceled 1,400,000 shares of the common stock issued as a fee for to raise the capital. The corresponding subscription receivable was also canceled. The Company is unable at this time to determine the validity, extent or financial importance these items may or will have on the financial condition of the Company, no adjustment has been made in these financial statements for this item.