Form 10QSB
period 1997-03-31
MEDICAL DISCOVERIES INC
filed 1997-05-15
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

          For the quarterly period ended        March 31, 1997
                                               ----------------

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,796,259
                                                             -----------
as of April 30, 1997
      ---------------

     Transitional Small Business Disclosure Format (check one)

                                                           Yes   X No
                                                        ===     ===

                            PART I
                    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

     Balance Sheets as of March 31, 1997 (unaudited) and March 31, 1996 (unaudited)

     Statements of Operations for the Three-Month Periods ended
     March 31, 1997 (unaudited) and March 31, 1996 (unaudited) and since inception through March 31, 1997 (unaudited)

     Statements of Cash Flows for the Three-Month Periods ended
     March 31, 1997 (unaudited) and March 31, 1996 (unaudited)

     Notes to Unaudited Financial Statements

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET
           AS OF MARCH 31, 1997 AND MARCH 31, 1996
                          (UNAUDITED)

                                       March 31, 1997         March 31, 1996
                                       --------------         --------------
CURRENT ASSETS
        Cash                             $  23,911               $ 329,742
        Accounts receivable                 47,896                  43,604
        Prepaid expenses                     6,736                       0
                                         ----------              ----------
          Total Current Assets              78,543                 373,346

PROPERTY AND EQUIPMENT
        Equipment                           75,217                  54,262
        Less: Accumulated depreciation     (19,913)                 (6,023)
                                         ----------              ----------
          Net Property and Equipment        55,304                  48,239

OTHER ASSETS
        Deposits                             1,170                   1,170
        Note receivable                     18,186                  66,083
                                         ----------              ----------
          Total Other Assets                19,356                  67,253

Total Assets                             $ 153,203               $ 488,838
                                         ==========              ==========
CURRENT LIABILITIES
     Accounts payable                    $ 692,496               $ 531,133
     Accrued interest                       17,288                  16,373
     Short term notes payable               61,000                       0
     Current maturities of
        notes payable                        2,859                   2,520
                                         ----------              ----------
          Total Current Liabilities        773,643                 550,006

LONG TERM LIABILITIES
     Notes payable                         317,969                 320,590
                                         ----------              ----------
          Total Long Term Liabilities      317,969                 320,590
                                         ----------              ----------
TOTAL LIABILITIES                        1,091,612                 870,596
                                         ----------              ----------
STOCKHOLDERS' EQUITY
     Common Stock, no par value,
        authorized 100,000,000           6,166,867               5,638,085
        shares; 21,796,259 shares
        issued and outstanding at
        March 31, 1997
     Retained deficit                   (6,967,776)             (5,907,343)
     Subscription receivables             (137,500)                112,500
                                        -----------             -----------
     Total Stockholders' Equity           (938,409)               (381,618)
                                        -----------             -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                 $  153,203              $  488,838
                                        ===========             ===========

                           MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
             FOR THE PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                 (UNAUDITED)

                                                               Cumulative
                                For the three months          Amounts since
                                   ended March 31,            November 20,
                              --------------------------      1991 (date of
                                 1997             1996          inception)
                              ----------        ---------     -------------
REVENUE
  Clinical fees               $       0         $       0     $    108,200
                              ----------        ----------    -------------
    Total Revenue                     0                 0          108,200

EXPENSES
  License                             0                 0        1,001,500
  Research and development          301            60,730        2,707,357
  General and administrative    161,684           173,729        4,131,470
                              ----------        ----------    -------------
     Total Expenses             161,985           237,249        6,840,327
                              ----------        ----------    -------------
NET LOSS FROM OPERATION        (161,985)         (237,249)      (6,732,127)

OTHER INCOME / (EXPENSE)        (11,527)           (5,781)         (71,608)
                              ----------        ----------    -------------

LOSS BEFORE INCOME TAXES       (173,512)         (243,030)      (6,803,735)
  AND EXTRAORDINARY ITEM

INCOME TAXES                          0                 0                0
                              ----------        ----------    -------------
LOSS BEFORE EXTRAORDINARY      (173,512)         (243,030)      (5,743,301)
  ITEM

FORGIVENESS OF DEBT                   0           673,486        1,235,536
                              ----------        ----------    -------------
NET INCOME                    $(173,512)        $ 430,456     $ (5,568,199)
                              ==========        ==========    =============

INCOME / (LOSS) PER SHARE
  Loss from continuing
  operations                  $   (0.01)        $   (0.01)    $      (0.42)
  Gain from debt
  forgiveness                      0.00              0.03             0.08
                              ----------        -----------   -------------
  Income / (loss) per
  share                      $    (0.01)        $    0.02     $      (0.35)
                             ===========        ============  =============

WEIGHTED AVERAGE NUMBER
  OF SHARES                  21,675,645        20,388,823       16,050,971
                            ============      ==============  =============

                           MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
            FOR THE PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                 (UNAUDITED)

                                                                 Cumulative
                                    For the three months        Amounts since
                                      ended March 31,            November 20,
                                    --------------------        1991 (date of
                                       1997         1996         inception)
                                   -----------   -----------    -------------
OPERATING ACTIVITIES
  Net income (loss) for the
    period                         $ (173,512)   $  430,456     $ (5,568,199)
  Add non-cash items
    Common stock issued for
      services and license                  0        40,000        3,215,611
    Reduction of legal costs                0             0         (130,000)
    Depreciation                        3,372         2,790           21,373
    Loss on disposal of equipment           0            0            6,330
    Gain on debt restructuring              0      (673,486)      (1,235,536)
    Write-off receivables                   0             0          193,965
    Decrease (increase) in:
      Receivables                      11,289        10,275            3,760
      Prepaid Expenses                  4,044        65,860           (6,736)
      Other assets                          0             0           (1,170)
    Increase (decrease) in:
     Accounts payable                 (22,329)       (5,521)         536,586
     Accrued expenses                  (8,751)       23,326           38,769
     Short term notes payable          61,000             0           61,000
                                    ----------   -----------    ------------
Net Cash from Operations              (79,869)     (106,300)      (2,864,247)

INVESTING ACTIVITIES
  Purchases of equipment                 (986)       (1,791)    $    (74,846)
  Payments received on note
    receivable                              0             0           52,629
                                    ----------   -----------    ------------
Net Cash from Investing Activities       (986)       (1,791)         (22,217)

FINANCING ACTIVITIES
  Payment of notes payable               (675)            0           (4,033)
  Increase in notes payable                 0             0          316,700
  Equity contributed                        0             0          131,374
  Proceeds from issuance of
     common stock                      80,134       400,000        2,466,334
                                    ----------   -----------    ------------
    Net Cash from Financing
      Activities                       79,459       400,000        2,910,375
                                    ----------   -----------    ------------
NET INCREASE / (DECREASE) IN CASH      (1,396)      291,909           23,911

CASH, BEGINNING PERIOD                 25,307        37,833                0
                                    ----------   -----------    ------------
CASH ENDING PERIOD                  $  23,911    $  329,742     $     23,911
                                    ==========   ===========    ============

                          MEDICAL DISCOVERIES, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 1997

NOTES TO UNAUDITED FINANCIAL STATEMENTS


The unaudited financial statements include the accounts of Medical Discoveries, Inc. and include all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in financial position for the three-month period ended March 31, 1997. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT AND DIRECTOR CHANGES. MDI announced the appointment of Lee F. Kulas as President, Chief Executive Officer and Director. Mr. Kulas has over 20 years' of broad-based experience in management, marketing, sales and international business development, and has served as chief executive of two medical device start-up companies. He was most recently associated with K. K. Adachi (Osaka, Japan) as president and chief executive officer of Adachi's U.S. operations. Founder and former CEO of Applied Vascular Engineering, Inc. (Nasdaq: AVEI), Kulas has also held marketing and sales positions with the Cordis Corporation (now a division of Johnson & Johnson), Mallinckrodt Interventional Cardiology, the Puritan Bennett Corp. and C.R. Bard.

As an international business development consultant with special emphasis on Europe and Japan, Kulas spearheaded the establishment of United States operations for two foreign medical products companies. The driving force behind 23 major product introductions, Kulas piloted the "user design team" concept and has supervised clinical research, regulatory submissions and product development activities domestically and in Canada, Europe and Japan. He is named on one patent and two patents pending.

Concurrent with the appointment of Mr. Kulas as Presdient and CEO, Mr. Alvin Zidell, who had been serving as Interim President during the company's search for a President and CEO, resigned his position as Interim President. Mr. Zidell remains as a member of the Board of Directors.

MDI also announced the appointment of David Walker, also a director, to the position of Chairman of the board.

Dr. William J. Novick, Ph.D. has accepted the appointment of the company as Chairman of the Scientific Advisory Board. Dr. Novick brings over 30 years experience in technology and product development in the pharmaceutical industry, most recently as Senior Director of International Product Development for Hoechst-Roussel Pharmaceuticals, Inc. In this latter position, Dr. Novick has been responsible for the development and FDA approval of over 20 chemotherapeutic agents including antibiotics and anti-HIV drugs. Dr. Novick is currently a member of several national and federal committees which determine guidelines for use and testing (clinical and in-vitro) of anti-microbial agents.

The Board of Directors announced the resignation of William Welch, Ph.D. Now that the MDI technology (MDI-P) has progressed from basic research and development into the pre-clinical and commercialization phase, Dr. Welch has decided to pursue other interests more closely aligned with his expertise.

Mr. Paul Griesgraber has been appointed Director of Licensing and Development, and as a member of the Board. Mr. Griesgraber brings to the company experience in development and negotiating sponsorship agreements in Japan, Europe and the United States.

JAPANESE CHAPTER OF THE SCIENTIFIC ADVISORY BOARD. MDI announced the establishment of a Japanese Chapter on the Scientific Advisory Board. The following internationally renowned physicians and scientists have accepted appointments: Dr. Akito Ohmura, M.D., Professor of Anesthesiology, Teikyo University of Medicine, Tokyo, Japan, and Professor Kitamoto, Ph.D., Chairman, Tokyo Industrial University, Tokyo, Japan. The Japanese Chapter of MDI'S Scientific Advisory Board will assist the company in an advisory capacity as the company prepares necessary regulatory and scientific applications in preparation for entering Japanese markets.

PATENTS AND PATENT APPLICATIONS. MDI announced the issuance of a receipt of a Notice of Allowance, ("NOA"), from the U.S. Patent and Trademark Office regarding the patent titled "Electrically Hydrolyzed Salines as Microbicides." This patent is a follow-on to previously issued patents covering the instrument that manufactures the company's proprietary antimicrobial agent called MDI-P. The aforementioned NOA refers to patent protection for the solution itself. As provided by the patent, not only must all future producers of MDI-P utilize the MDI electyrolyzer machine, but the solution produced from that machine and any application for that solution is also protected by this latest patent.

CORPORATE HEADQUARTERS RELOCATION. MDI announced the relocation of its corporate headquarters to larger, more cost efficient space, wherein a research laboratory can be fully equipped. The move is part of a necessary plan as the company prepares for pre-clinical and pre-commercialization phases of its technologies.

ADDITIONAL FUNDING IS REQUIRED. Management intends to raise substantial additional funds in private stock offerings in the near future in order to meet its near-term funding requirements with a special emphasis in Japan. In the future, management anticipates the need to raise substantial additional funds in publicstock offerings as well. As additional funds are raised, the Company intends to commence paying salaries to its officers. The Company also intends at that time to hire additional technical and administrative personnel. The bulk of any additional funding will likely be spent on continued research, testing, and patent protection with respect to MDI-P.

SUBSEQUENT EVENTS, ADDITIONAL FUNDING. In May 1997, The Company raised $100,000 in exchange for 200,000 shares of common stock at $0.50 per share and warrants to purchase 200,000 shares of stock at $1.00 per share.

                             PART II
                         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation and there has been no change in any with regard to any potential legal dispute since the filing of the Company's 10KSB for the year ended December 31, 1996.


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



                                       MEDICAL DISCOVERIES, INC.



Date: May 15, 1997                     /s/ Lee F. Kulas
                                       ---------------------------
                                       President and Chief Executive
Officer