Form 10QSB
period 1997-06-30
MEDICAL DISCOVERIES INC
filed 1997-08-13
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

          For the quarterly period ended        June 30, 1997
                                               ----------------

      Transition report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

          For the transition period from _____________ to ______________

     Commission File Number: 0-12627
                             -------

                    MEDICAL DISCOVERIES, INC.
------------------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

            Utah                                87-0407858
------------------------------------------------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)


           2985 North 935 East, Suite 9, Layton, UT  84041
------------------------------------------------------------------------
              (Address of principal executive offices)


                        (801) 771-0523
-----------------------------------------------------------------------
                  (Issuer's Telephone Number)

  2040 East Murray-Holladay Road, Suite 116, Salt Lake City, UT  84117
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

                APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,050,150
                                                             -----------
as of July 31, 1997
      ---------------

     Transitional Small Business Disclosure Format (check one)

                                                           Yes   X No
                                                        ===     ===

                            PART I
                    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

     Balance Sheets as of June 30, 1997 (unaudited) and June 30, 1996
     (unaudited)

     Statements of Operations for the Three-Month Periods ended June 30, 1997 (unaudited) and June 30, 1996 (unaudited) and the Six-Month Periods ended June 30, 1997 (unaudited) and June 30, 1996 and since inception through June 30, 1997 (unaudited).

     Statements of Cash Flows for the Six-Month Periods ended
     June 30, 1997 (unaudited) and June 30, 1996 (unaudited)

     Notes to Unaudited Financial Statements

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET
           AS OF JUNE 30, 1997 AND JUNE 30, 1996
                          (UNAUDITED)

                                       June 30, 1997         June 30, 1996
                                       --------------        --------------
CURRENT ASSETS
        Cash                            $   20,515            $    25,307
        Accounts receivable                 49,033                 46,784
        Prepaid expenses                     2,692                 10,780
                                          ---------              ----------
          Total Current Assets              72,240                 82,871

PROPERTY AND EQUIPMENT
        Equipment                           79,313                 74,231
        Less: Accumulated depreciation     (23,809)               (16,181)
                                          ---------              ----------
          Net Property and Equipment        55,504                 58,050

OTHER ASSETS
        Deposits                             2,260                  1,170
        Note receivable                      5,493                 30,586
                                          ---------              ----------
          Total Other Assets                 7,753                 31,756

Total Assets                            $  135,497            $   172,677
                                        ===========           =============
CURRENT LIABILITIES
     Accounts payable                   $  731,552            $   670,166
     Accrued interest                        9,973                 26,039
     Short term notes payable               51,000                      0
     Current maturities of
        notes payable                        2,924                  2,795
                                        -----------             -----------
          Total Current Liabilities        795,449                699,000

LONG TERM LIABILITIES
     Notes payable                         317,194                318,708
                                        -----------             -----------
          Total Long Term Liabilities      317,194                318,708

                                        -----------             -----------
TOTAL LIABILITIES                        1,112,643              1,017,708
                                        -----------             -----------
STOCKHOLDERS' EQUITY
     Common Stock, no par value,
        authorized 100,000,000           6,269,233              6,121,733
        shares; 22,050,150 shares
        issued and outstanding at
        June 30, 1997
     Retained deficit                   (7,073,879)            (6,794,264)
     Subscription receivables             (172,500)               172,500
                                        -----------             -----------
     Total Stockholders' Equity           (977,146)              (845,031)
                                        -----------             -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                 $  135,497            $   172,677
                                        ===========            ============

                           MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
             FOR THE PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                 (UNAUDITED)

                                                                                           Cumulative
                              For the three months             For the six months          Amounts since
                                 ended June 30,                  ended June 30,            November 20,
                            --------------------------     --------------------------      1991 (date of
                              1997               1996        1997               1996       inception)
                            ----------        --------      ----------        --------     -----------
REVENUE
  Clinical fees             $       0         $       0     $       0         $      0     $   108,200
                            ----------        ----------    ----------        ----------   ------------
    Total Revenue                   0                 0             0                0         108,200

EXPENSES
  License                           0                 0             0                0       1,001,500
  Research and development     29,363            89,517        29,664           150,248      1,736,720
  General and administrative   57,037           403,007       218,721           579,525      4,188,507
                            ----------        ----------    ----------        ----------   ------------
     Total Expenses            86,400           492,524       248,385           729,773      6,926,727
                            ----------        ----------    ----------        ----------   ------------
NET LOSS FROM OPERATIONS      (86,400)         (492,524)     (248,385)         (729,773)    (6,818,527)

OTHER INCOME / (EXPENSE)      (19,703)           (6,285)      (31,230)          (12,066)       (91,311)
                            ----------        ----------    ----------        ----------   ------------

LOSS BEFORE INCOME TAXES     (106,103)         (498,809)     (279,615)         (741,839)    (6,909,838)
  AND EXTRAORDINARY ITEM

INCOME TAXES                        0                 0             0                0              0
                            ----------        ----------    ----------        ----------   ------------
LOSS BEFORE EXTRAORDINARY    (106,103)         (498,809)     (279,615)         (741,839)    (6,909,838)
  ITEM

FORGIVENESS OF DEBT                 0                 0             0           673,486      1,235,536
                            ----------        ----------    ----------        ----------   ------------
NET INCOME                  $(106,103)        $ 498,809     $(279,615)        $(68,353)    $(5,674,302)
                            ==========        ==========    ==========        ==========   ============

INCOME / (LOSS) PER SHARE
  Loss from continuing
  operations                $  (0.00)         $    (0.02)   $   (0.01)       $    (0.03)     $   (0.36)
  Gain from debt
  forgiveness                   0.00                0.00         0.00              0.03           0.06
                            -----------       -----------   ------------      -----------    ------------
  Income / (loss) per
  share                     $  (0.00)         $    (0.02)   $   (0.01)        $    0.00      $   (0.29)
                            ===========       ============  ============      ===========    ============

WEIGHTED AVERAGE NUMBER
  OF SHARES                  21,879,944        22,603,903     21,778,359       22,308,461     19,267,551
                            ===========       ============   ============     ===========    ============

                            MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
            FOR THE PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                 (UNAUDITED)


                                                                 Cumulative
                                     For the six months        Amounts since
                                      ended June 30,           November 20,
                                    --------------------       1991 (date of
                                       1997        1996          inception)
                                    ----------  ----------    -------------
OPERATING ACTIVITIES
  Net income (loss) for the
    period                         $ (279,615) $  (68,353)    $ (5,674,302)
  Add non-cash items
    Common stock issued for
      services and license                  0     199,050        3,215,611
    Reduction of legal costs                0           0         (130,000)
    Depreciation                        7,628       5,915           25,269
    Loss on disposal of equipment           0           0            6,330
    Gain on debt restructuring              0    (673,486)      (1,235,536)
    Write-off receivables                   0           0          193,965
    Decrease (increase) in:
      Receivables                      22,485      20,796           15,316
      Prepaid Expenses                  8,088      65,860           (2,692)
      Other assets                     (1,090)          0           (2,260)
    Increase (decrease) in:
     Accounts payable                  61,386     (28,060)         575,642
     Accrued expenses                 (16,066)      2,365           31,454
     Short term notes payable          51,000           0           51,000
                                    ----------  ----------      -----------
Net Cash from Operations             (145,824)   (475,913)      (2,930,203)

INVESTING ACTIVITIES
  Purchases of equipment               (5,082)    (10,685)     $   (78,942)
  Payments received on note
    receivable                              0           0           52,629
                                    ----------   -----------   ------------
Net Cash from Investing Activities     (5,082)    (10,685)         (26,313)



FINANCING ACTIVITIES
  Payment of notes payable             (1,385)          0           (4,743)
  Increase in notes payable                 0      13,989          316,700
  Equity contributed                        0           0          131,374
  Proceeds from issuance of
     common stock                     147,500     574,485        2,533,700
                                    ----------  ----------     ------------
    Net Cash from Financing
      Activities                      146,115     588,474        2,977,031
                                    ----------  ----------     ------------
NET INCREASE / (DECREASE) IN CASH      (4,791)    101,876           20,515

CASH, BEGINNING PERIOD                 25,306      37,833                0

CASH ENDING PERIOD                  $  20,515   $ 139,709       $   20,515
                                    ==========  ==========      ===========

                          MEDICAL DISCOVERIES, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               June 30, 1997

NOTES TO UNAUDITED FINANCIAL STATEMENTS


The unaudited financial statements include the accounts of Medical Discoveries, Inc. and include all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1997 and the results of operations and changes in financial position for the six-month period ended June 30, 1997. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

DIRECTOR OF APPLICATIONS RESEARCH.
As MDI moves into the pre-clinical, pre-commercialization phase of its product development, it is an absolute necessity that the company establishes a well organized, thoroughly documented approach to investigating research applications, identifying research sites, and effectively monitoring progress. This requires that the company hire a proven scientist with a strong background in biochemical and bacteriological research; someone who is adept in the clinical research setting, as well as possessing an astute scientific mind. MDI is pleased to announce that John Griesgraber has accepted the newly created position of Director of Applications Research. Mr. Griesgraber brings experience in the fields of scientific research, product development and biochemical research as related to metabolic disease states. He was formerly
President, Founder and co-owner of Terra Marine Bio-chemical. Bio-organics and chemical processes for international distribution.
Previously, he held positions as a Research Associate at the University of California, San Diego, the Salk Institute, La Jolla, California, and was an Applications Engineer at IVAC Corporation during its early stages of development and growth. Mr. Griesgraber's knowledge,experience and familiarity with wound planning, organization and implementation brings renewed vigor to Dr. Novick's USA Scientific Research Team.

SCIENTIFIC RESEARCH AND DEVELOPMENT PROGRAM IN JAPAN.
"Electrically hydrolyzed saline" ("Function Water" as it is known in Japan) has received rapid and intense attention in Japan. In support of this technology, the Japanese government has established a special organization to study the applications for this technology. The name for this organization is the Function Water Foundation. Japan currently has as many as 35 separate companies developing products to make the benefits of "Function Water" available for a wide variety of applications. The activity in Japan is an excellent opportunity to develop key relationships that will enhance the company's understanding and development of these technologies as MDI prepares to enter worldwide markets in the future. MDI must be aware, active and involved with respect to this technological development. The company has therefore appointed Shouji Kubota, Ph.D., to head up MDI's Scientific Research and Development program in Japan. Dr. Kubota's reputation is well established and widely respected. He is a specialist in the understanding and development of electrically hydrolyzed saline solutions (Function
Water"), and has published an authoritative text on this subject.  Dr.
Kubota is currently the president of The Society for the Study of water
Design. This Society was established in 1987, for the purpose of investigating and developing the potential and future applications of Function Water. Dr. Kubota has been president of this Society since 1995. Previously, Dr. Kubota was with the Hitachi Institute of Hitachi
Seisakusyo where he had a distinguished 25 year career.  He is also
Adjunct Professor in the Engineering Department at Ibaragi University, and serves as vice-president of the Society of Subtle Energy Institute.

ADDITION TO MDI'S MEDICAL SCIENTIFIC ADVISORY BOARD.
MDI has added Dr. Dennis E. Winson, DDS to MDI's Medical Scientific
Advisory Board. Dr. Winson is Associate Professor in the Department of Periodontics at the University of Maryland, and maintains his clinical
practice in Bethesda.   Dr. Winson is an Officer in the American Academy
of Periodontology, and has been on its Board of Trustees since 1990. Dr. Winson's Expertise in the field of periodontal disease and dentistry is a valuable addition to our scientific and research efforts as MDI investigates potential applications of its technologies in the dental area of medicine.

APPOINTMENT OF REGULATORY AFFAIRS CONSULTANT.
The strength of MDI will, undoubtedly, be based not only on its abilities to further develop and refine its core technologies, but also to produce revenue generating opportunities for the company. In order to achieve revenues, MDI must chart a timely and an effective course in order to obtain FDA approval for the sales of its products in the United States.
To this end, the company has engaged the services of Dr. Jur Strobos, MD, Esquire, of the law firm of Greenberg and Traurig, Washington, DC, to assist MDI as its Regulatory Affairs consult. Dr. Strobos received his medical degree from the University of Chicago, and has over twenty years experience in Medicine at both Georgetown University and George Washington University School of Medicine. In 1987, Dr. Strobos received his Juris Doctorate from the University of Pennsylvania and insurance litigation, and Food And Drug Administrative Law. From 1992 to 1995
Dr. Strobos was Director, Policy Research Staff, Office of Policy for the US Food and Drug Administration. At Greenberg and Traurig, Dr. Strobos' expertise is in the area of regulatory approvals as it pertains to biotechnology and pharmaceutical applications.

These new appointment s and changes in MDI'S science and technology group will strengthen and advance the company's core technologies with a strong, effective and focused professional program under the overall leadership and guidance of Dr. Novick and his USA and Japanese teams.

PATENT ACTIVITY.
Recently MDI received notification from the United States Patent Office that yet another patent is pending on the company's core technologies. The latest Continuation In Part (CIP) is entitled: "System and Method For Electrolyzing Fluids for Use as Anti-Microbial Agents". This latest news brings a total of 3 patents to the company, adding strength on which MDI can build and protect its business.

ADDITIONAL FUNDING IS REQUIRED.

It is clear that MDI will need to raise additional capital to fund our FDA and international regulatory approvals process. Additionally, each of the research and testing programs in progress continues to show promise and generate valuable scientific data, and therefore, requires appropriate levels of funding. Management intends to raise substantial additional funds in private stock offerings in the near future in order to meet its near-term funding requirements with a special emphasis in Japan. In the future, management anticipates the need to raise substantial additional funds in public stock offerings as well. As additional funds are raised, the Company intends to commence paying salaries to its officers. The Company also intends at that time to hire additional technical and administrative personnel. The bulk of any additional funding will likely be spent on continued research, testing, and patent protection with respect to MDI-P.

                              PART II
                         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation and there has been no change in any with regard to any potential legal dispute since the filing of the Company's 10QSB for the period ended June 30, 1996.


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



                                       MEDICAL DISCOVERIES, INC.



Date: August 14, 1997                     /s/ Lee F. Kulas
                                       ---------------------------
                                       President and Chief Executive Officer