Form 10QSB
period 1997-09-30
MEDICAL DISCOVERIES INC
filed 1997-11-14
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

          For the quarterly period ended       September 30, 1997
                                               ------------------

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

                                                           Yes   X No
                                                        ===     ===

                            PART I
                    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

     Balance Sheets as of Sept. 30, 1997 (unaudited) and December 31, 1996.

     Statements of Operations for the Three-Month Periods ended
     Sept. 30, 1997 (unaudited) and Sept. 30, 1996 (unaudited) and the Nine-Month Periods ended Sept. 30, 1997 (unaudited) and Sept. 30, 1996 (unaudited) and since inception through Sept. 30, 1997 (unaudited).

     Statements of Cash Flows for the Nine-Month Periods ended
     Sept. 30, 1997 (unaudited) and Sept. 30, 1996 (unaudited).

     Notes to Unaudited Financial Statements

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET
           AS OF SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                          (UNAUDITED)

                                       Sept. 30, 1997         Dec. 31, 1996
                                       --------------         --------------
CURRENT ASSETS
        Cash                              $ 45,840               $  25,307
        Accounts receivable                 42,696                  46,784
        Prepaid expenses                    14,946                  10,780
                                          ---------               ---------
          Total Current Assets             103,482                  82,871

PROPERTY AND EQUIPMENT
        Equipment                           95,862                  74,231
        Less: Accumulated depreciation     (28,449)                (16,181)
                                          ---------              ----------
          Net Property and Equipment        67,413                  58,050

OTHER ASSETS
        Deposits                             2,220                   1,170
        Note receivable                          0                  30,586
                                          ---------               ---------
          Total Other Assets                 2,220                  31,756

Total Assets                             $ 173,115               $ 172,677
                                          =========               =========
CURRENT LIABILITIES
     Accounts payable                   $  800,276              $  670,166
     Accrued interest                       20,695                  26,039
     Short term notes payable              103,349                       0
     Current maturities of
        notes payable                            0                   2,795
                                        -----------             -----------
          Total Current Liabilities        924,320                 699,000

LONG TERM LIABILITIES
     Notes payable                         316,700                 318,708
                                        -----------             -----------
          Total Long Term Liabilities      316,700                 318,708

                                        -----------             -----------
TOTAL LIABILITIES                        1,241,020               1,017,708
                                        -----------             -----------
STOCKHOLDERS' EQUITY
     Common Stock, no par value,
        authorized 100,000,000           6,319,233               6,121,733
        shares; 22,050,150 shares
        issued and outstanding at
        Sept. 30, 1997
     Retained deficit                   (7,214,638)             (6,794,264)
     Subscription receivables             (172,500)                172,500
                                        -----------             -----------
     Total Stockholders' Equity         (1,067,905)               (845,031)
                                        -----------             -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                 $  173,115              $  172,677
                                        ===========             ===========

                           MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
             FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                 (UNAUDITED)

                                                                                            Cumulative
                                For the three months             For the nine months       Amounts since
                                   ended Sept. 30,                  ended Sept. 30,         November 20,
                            ----------------------------    ----------------------------   1991 (date of
                                 1997              1996          1997           1996         inception)
                            ----------          --------    ----------        ----------    -----------
REVENUE
  Clinical fees             $       0         $       0     $       0         $       0     $   108,200
                            ----------        ----------    ----------        ----------    ------------
    Total Revenue                   0                 0             0                 0         108,200

EXPENSES
  License                           0                 0             0                 0       1,001,500
  Research and development     50,407            49,794        80,071           200,042       1,737,127
  General and administrative   79,577           137,694       298,298           717,220       4,268,084
                            ----------        ----------    ----------        ----------    ------------
     Total Expenses           129,984           187,488       378,369           917,262       7,006,711
                            ----------        ----------    ----------        ----------    ------------
NET LOSS FROM OPERATIONS     (129,984)         (187,488)     (378,369)         (917,262)     (6,898,511)

OTHER INCOME / (EXPENSE)      (10,775)          (10,225)      (42,005)          (22,292)       (102,086)
                            ----------        ----------    ----------        ----------    ------------

LOSS BEFORE INCOME TAXES     (140,759)         (197,713)     (420,374)         (939,554)     (7,000,597)
  AND EXTRAORDINARY ITEM

INCOME TAXES                        0                 0             0                 0               0
                            ----------        ----------    ----------        ----------    ------------
LOSS BEFORE EXTRAORDINARY    (140,759)         (197,713)     (420,374)         (939,554)     (7,000,597)
  ITEM

FORGIVENESS OF DEBT                 0                 0             0           673,486       1,235,536
                            ----------        ----------    ----------        ----------    ------------
NET LOSS                    $(140,759)        $(197,713)    $(420,374)        $(266,067)    $(5,765,061)
                            ==========        ==========    ==========        ==========    ============

INCOME / (LOSS) PER SHARE
  Loss from continuing
  operations                $   (0.01)        $   (0.01)    $   (0.02)        $   (0.04)    $     (0.40)
  Gain from debt
  forgiveness                    0.00              0.00          0.00              0.03            0.07
                            -----------       -----------   -----------       -----------   ------------
  Income / (loss) per
  share                     $   (0.01)        $   (0.01)    $   (0.02)        $   (0.01)    $     (0.33)
                            ===========       ===========   ===========       ===========   ============

WEIGHTED AVERAGE NUMBER
  OF SHARES                  22,060,975      21,593,715      21,873,600         22,066,709      17,296,568
                            ===========     ============    ============        ===========     ===========

                           MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                 (UNAUDITED)

                                                              Cumulative
                                     For the nine months      Amounts since
                                      ended Sept. 30,         November 20,
                                    --------------------     1991 (date of
                                       1997        1996        inception)
                                    ----------  ----------    -------------
OPERATING ACTIVITIES
  Net income (loss) for the
    period                         $ (420,374) $ (266,067)    $ (5,765,061)
  Add non-cash items
    Common stock issued for
      services and license                  0     313,508        3,215,611
    Reduction of legal costs                0           0         (130,000)
    Depreciation                       12,268       9,311           29,909
    Loss on disposal of equipment           0           0            6,330
    Gain on debt restructuring              0    (673,486)      (1,235,536)
    Write-off receivables                   0           0          193,965
    Decrease (increase) in:
      Receivables                      34,675      31,566           27,146
      Prepaid Expenses                 (4,166)     51,035          (14,946)
      Other assets                     (1,050)          0           (2,220)
    Increase (decrease) in:
     Accounts payable                 130,110      52,227)         594,366
     Accrued expenses                  (5,344)      9,678           42,176
     Short term notes payable         103,349           0          103,349
                                    ----------  ----------      -----------
Net Cash from Operations             (150,532)   (472,228)      (2,934,911)

INVESTING ACTIVITIES
  Purchases of equipment              (21,631)    (19,611)         (95,491)
  Payments received on note
    receivable                              0           0           52,629
                                    ----------   -----------   ------------
Net Cash from Investing Activities    (21,631)    (19,611)         (42,862)



FINANCING ACTIVITIES
  Payment of notes payable             (4,803)          0           (8,161)
  Increase in notes payable                 0      12,545          316,700
  Equity contributed                        0           0          131,374
  Proceeds from issuance of
     common stock                     197,500     485,000        2,583,700
                                    ----------  ----------     ------------
    Net Cash from Financing
      Activities                      192,697     497,545        3,023,613
                                    ----------  ----------     ------------
NET INCREASE / (DECREASE) IN CASH      20,534       5,706           45,840

CASH, BEGINNING PERIOD                 25,306      37,833                0

CASH ENDING PERIOD                  $  45,840   $  43,539        $  45,840
                                    ==========  ==========      ===========

                          MEDICAL DISCOVERIES, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

NOTES TO UNAUDITED FINANCIAL STATEMENTS


The unaudited financial statements include the accounts of Medical Discoveries, Inc. and include all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1997 and the results of operations and changes in financial position for the nine-month period ended September 30, 1997. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OPERATIONS AND LIQUIDITY.

MDI had no revenue for the period from January 1, 1997 to Septemer 30, 1997 compared to no revenue for the same period in 1996. The company is in the process of developing its technology for commercialization. MDI reduced its year-to-date general and administrative expense to $79,577 from $137,694 in 1997 compared to 1996 by increased efficiencies in its operations. Funding for on-going operations is discussed in the "Additional Funding is Required" section below.

DEVELOPMENT OF NEW/IMPROVED TECHNOLOGY.

During the last quarter, the Company has developed significant improvements to its core technologies. Among these improvements (which are in the process of patent applications) is the capability to develop a wide variety of "functional water" solutions in addition to the original MDI-P solution.

These new classes of "functional waters" enable the Company to aggressively pursue several new markets with a wide variety of applications. Included among these new target markets are applications in the cosmetic industry, home water purification, and "bottled waters".

These new markets represent significant revenue generating opportunities for the Company in the near term, and the Company is presently developing the appropriate infrastructure to aggressively pursue these markets.

The Company remains committed to its pursuit of establishing MDI-P as an effective liquid chemical sterilant for the sterilization of surgical instruments, and developing MDI-P as an effective anti-bacterial, anti-viral and anti-fungal pharmaceutical.

STRATEGIC ALLIANCE.

MDI has agreed in principle and signed a letter of intent to enter into a strategic alliance with Advanced H2O of San Francisco, California. Advanced H2O is a privately held company specializing in the commercialization of systems which produce varying types of "functional water".

MANAGEMENT AND SCIENTIFIC BOARD CHANGES

Mr. Aaron Etra, Esq. has agreed to accept appointment to the Company's Board of Directors. Since 1981, Mr. Etra has been President of Investors & Developers Associates, Inc., a corporation engaged in the following activties: merchant developers of commercial, residential and industrial property in the U.S.; brokerage and property management; managing and financing ventures internationally; domestic and international trading and commerce; technology transfer; business advisors and counselors. Previously, Mr. Etra was an attorney with Fried, Harris, Shriver & Jacobson (New York and London), and Etra & Etra (New York). Additionally, he has served as Managing Director, International Advisory Group-New York and London; Hollander Concern-Stockholm, Paris, London. Mr. Etra also served in the Cabinet of Director-General, International Labor Organization, Geneva, Switzerland. Mr. Etra has been a lecturer at Columbia University (New York), University of Malawi (Blantrye, Malawi) and the Center for International Studies (New York University). Mr. Etra received his Juris Doctorate in law from Columbia University, his LL.M. from New York University, and his B.A. for Yale University, and studied at the Hague Academy of International Law. Mr. Etra also serves as a director and officer of several U.S., Dutch, U.K., and Australian companies engaged in industrial, retailing, trading, licensing, property and financial services.

The Company has agreed to terms with Edward Alexander, Principle of Advanced H2O, to join MDI as Vice President, and to serve on the Board of Directors. Mr. Alexander will provide the Company with expertise in the areas of product, market applications and technology development in the consumer products applications of "Functional waters".

The Company has engaged the services of Augostino Vittadini as a consultant in the areas of Market Development, specifically focusing on commercializing opportunities in the consumer products areas. In addition, Mr. Vittadini has agreed to server on the Company's Board of Directors.
Mr. Vittadini will focus his expertise and efforts in assisting the Company in commercializing its "functional waters' in the areas of cosmetic and other consumer applications.

PATENT ACTIVITY.

The Company was notified by the US Patent Office that another patent for its MDI-P technology was issued. This latest patent is No. 5,674,537:
"Electrolyzed Saline Solution Containing Concentrated Amounts of Ozone and Chlorine Species". This brings to five the current number of patents issued for the Company's core technologies. Additionally, the Company received notice of allowance of another patent from the US Patent Office for the use of MDI-P "Electrically Hydrolyzed Salines as Microbicides".

JAPANESE MARKET OPPORTUNITIES AND ANALYSIS.

MDI has initiated discussions regarding licensing and other business development relationships with several Japanese companies. The Japanese market is in already in full scale commercialization of "functional waters" for a wide variety of applications including: water purification, waste water treatment, food processing and sterilization, and agricultural applications. To date, there has been limited activity in the area of medical applications of "functional waters". MDI is actively discussing potential alliances with several Japanese companies to jointly collaborate in this area using the Company's patented technologies and drawing on its experience in the medical area with its Scientific Advisory Board.

Recently, MDI was invited to present an update of its research activities at the Society for Water Design in Tokyo, Japan. As a result of the material presented at this meeting, MDI has been invited to meet with several Japanese companies in December to discuss possible areas of mutual interest and collaboration.

In December, the Company will present additional scientific research at the Functional Water Foundation Annual Congress to be held in Tokyo.

FUNCTIONAL WATER SOCIETY OF NORTH AMERICA/FOUNDING MEMBER.

In late October, MDI agreed to become a founding member of the newly created Functional Water Society of North America. The Functional Water Society of North America is a non-profit organization for research in the science of electrolyzed water. This organization is dedicated to contributing to the scientific exploration of "functional water" for the benefit of health and the environment. As a founding member, MDI will play an active role in the investigation, understanding, and promotion of the benefits of "functional waters". The Advisory Committee is focused on the development of "functional waters" in the following areas: Agriculture, Chemistry, Dentistry, Environmental, Food Science, Geriatrics, Immunobiology, Hydrotherapy, Japan and Russian Issues, Medical, Systems Engineering, Water and Life, Water Physics, and Veterinary Medicine.

ADDITIONAL FUNDING IS REQUIRED.

MDI needs to raise additional capital to fund its FDA and international regulatory approvals process. Additionally, each of the research and testing programs in progress continues to show promise and generate valuable scientific data, and therefore, requires appropriate levels of funding. Management intends to raise substantial additional funds in private stock offerings in the near future in order to meet its near-term funding requirements with a special emphasis in Japan. In the future, management anticipates the need to raise substantial additional funds in public stock offerings as well. As additional funds are raised, the
Company intends to commence paying salaries to its officers.  The
Company also intends at that time to hire additional technical and administrative personnel. The bulk of any additional funding will likely be spent on continued research, testing, and patent protection with respect to MDI-P.


                              PART II
                         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation. On November 1997, MDI negotiated a general release with Spira and Associates in exchange for 800,000 shares of common stock. The Company had retained Spira and Associates in 1995 to assist in funding and to provide general consulting in exchange for two issuances of stock (the first issuance due upon execution of the agreement and the second due in the future based on certain criteria). The Company and Spira and Associates had terminated their relationship in 1996 and the second stock issuance of 1,240,000 shares was voided. Spira and Associates has agreed to accept 800,000 shares of common stock in lieu of the second issuance of stock due under the original agreement.

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