Form 10KSB
period 1997-12-31
MEDICAL DISCOVERIES INC
filed 1998-03-31
CIK 748790

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
X               Annual Report Under Section 13 or 15(d) of the Securities
-----           Exchange Act of 1934 (FEE REQUIRED)


                For the fiscal year ended December 31, 1997
                                                              -----------------

                Transition Report Under Section 13 or 15(d) of the Securities
------          Exchange Act of 1934 (NO FEE REQUIRED)

For the transition period from                  to                    .
                               ----------------    -------------------

Commission file number      0-12627
                       ------------------------------------------------


                      Medical Discoveries, Inc.
-------------------------------------------------------------------------
            (Name of small business issuer in its charter)

               Utah                              87-0407858
-----------------------------------   -----------------------------------
(State or other Jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

              2985 North 935 East, Suite 9, Layton, UT  84041
-------------------------------------------------------------------------
         (Address of Principal Executive Offices)      (Zip Code)

Issuer's Telephone Number, Including Area Code:  (801) 771-0523
                                                -------------------------

Securities Registered under Section 12(b) of the Exchange Act:

   Title of Each Class        Name of Each Exchange on Which Registered
--------------------------    -------------------------------------------
          None                                None
--------------------------    -------------------------------------------


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

Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                           -----

The Company had no revenues from operations during the fiscal year ended December 31, 1997.

The aggregate market value of the voting stock held by nonaffiliates of the registrant (22,236,580 shares) is approximately $3,780,219. The aggregate market value has been computed by reference to the average bid and asked prices of such stock ($0.17 per share) as of February 28, 1998 (which date is within 60 days of the filing of this Form 10-KSB/A).

The number of shares outstanding of the issuer's Common Stock as of March 17, 1998 was 23,303,630.

                                     PART I

ITEM 1.  BUSINESS OVERVIEW

THE COMPANY

Medical Discoveries, Inc. ("MDI" or the "Company")has developed a product (hereafter "MDI-P") that appears to have the ability to destroy certain viruses and bacteria. MDI-P may also have the ability to kill other infectious agents, possibly including pathogenic fungi and parasites. MDI-P may possibly be used as a sterilizing agent for medical and dental instruments. MDI-P may also potentially be used to remove or inactivate infectious agents in human and animal blood-derived products, such as plasma and gamma globulin. The Company has extended its core technology to preliminary investigations of a wide variety of "functional waters" which may have applications in the cosmetic, home water purification and skin care markets.

The year 1997 was a year of transition for the company. It has expanded the Board of Directors, reformed the Scientific Advisory Board, become a founding member of the newly created Function Water Society of North America, developed strategic alliances with key individuals in the Japanese function water industry, become a participating member of the Japanese Functional Water Foundation, and is preparing to enter selected target markets in the consumer products market.

The Company remains committed to its pursuit of establishing MDI-P as an effective liquid chemical sterilant for the sterilization of surgical instruments, and developing MDI-P as an effective anti-bacterial, anti-viral and anti-fungal pharmaceutical for in-vitro and in-vivo applications as its base business.

MDI is a development stage company. The Company needs to raise additional funding to continue development of its technology and to submit its technology to the Food and Drug Administration(the "FDA") for approval. FDA approval is required for commercialization of the Company's core technology.


THE PRODUCT

The Company's product is referred to as MDI-P. MDI-P stands for "Medical Discoveries, Inc.-Pharmaceutical." In the in-vivo applications, targeted at treating certain human diseases, the MDI-P compound would be administered either intravenously, orally, nasally or topically as required. Electrolysis is the method whereby a certain type of electric current is passed through a chemical solution. The electrical current causes the chemicals in the saline solution to alter, producing a variety of chemical compounds, such as ozone and hypochlorous acid. Different electrical currents produce different concentrations of these and related products. In previously published scientific literature, electrolyzed saline solutions have been shown to have an intense microbicidal effect.

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

Function water has received rapid and intense attention in Japan. In support of this technology, the Japanese government has established a special organization to study the applications for this technology. The name for this organization is the Function Water Foundation. Japan currently has as many as 35 separate companies developing products to make the benefits of function water available for a wide variety of applications. The activity in Japan is an excellent opportunity to develop key relationships that will enhance the company's understanding and development of these technologies as MDI prepares to enter worldwide markets in the future, either separately or in strategic alliance with several of these companies.


PATENTS AND PATENT APPLICATIONS

MDI has been issued the following five patents:

"Electrically Hydrolyzed Salines as In Vivo Microbicides for Treatment of Cardiomyopathy and Multiple Sclerosis", issued August 2, 1994. This is the original patent filed by MDI.

"Apparatus for Electrolyzing Fluids", issued April 16, 1996. This allows for patent protection for the device which manufactures MDI-P.

"Apparatus for Electrolyzing Fluids", issued October 1, 1996. This covers the methods for using the device to generate MDI-P.

"Electrically Hydrolyzed Salines as Microbicides for In Vitro Treatment of Contaminated Fluids Containing Blood", issued April 22, 1997. This covers the use of MDI-P for blood and blood products sterilization.

"Electrically Hydrolyzed Saline Solution Comprising Reactive Species of Ozone and Chlorine", issued October 7, 1997. This is a patent on the product MDI-P produced by the Company's technology.

MDI has two other patents pending which, if allowed, will provide protection for in vivo treatment of microbial infections and the methods used to prepare MDI-P.

In addition, the Company has made use of the Patent Treaty Cooperative to extend its patent protection to countries in the European Union, Canada, Mexico, and Japan.


RESEARCH AND DEVELOPMENT

MDI is a start-up company with limited resources. During the two fiscal years ended December 31, 1996 and 1997, the Company spent $ 286,858 and $ 149,820 respectively on research and development of MDI-P. The Company intends actively to pursue and expand its research efforts as funds will allow. The focus of the initial research is on the use of MDI-P as a sterilizing agent for dental and medical instruments. In the future as funds allow, the Company will also focus its research on the use of MDI-P as a broad spectrum bactericide, anti-fungal agent, human anti-viral agent, and a potential sterilizing agent for blood products.


1997 RESEARCH ACTIVITIES

In spite of limited funds, the Company has conducted the following studies in 1997:

At the Company's request, The University of Nevada at Reno conducted a series of tests comparing MDI's redesigned electrolyzer to the old electrolyzer. The test demonstrated that the new design effectively separated the acid and alkaline water. There was very good reproducibility from run to run. The tests also allowed the company to develop data on the effects of time and different levels of charge.

An independent lab conducted a large series of studies to support the effectiveness of MDI-P on sterilizing dental equipment. Work continues on understanding the effect of MDI-P on Candida Albacans. This work has been very successful and has resulted in abstracts published in trande journals and a paper published in Japan.

Work in 1998 will be dictated by the availability of funds. In vitro studies defining the effect of MDI-P on killing various viruses are planned. If the results are positive, the Company will commence the necessary toxicity studies to prepare for an "investigational new drug" applications ("IND Application"). MDI will also start chemical work for MDI-P for the IND. Studies will be continued to further define the effect of MDI-P as an antifungal and antibaterial agent.


SCIENTIFIC ADVISORY BOARD

MDI's Scientific Advisory Board is chaired by Dr. Novick with members Bruce DeZube, M.D. (Harvard Medical School), Dennis Winson, D.M.D. (University of Maryland Dental School) and Thomas Asher, Ph.D. MDI's Scientific Advisory Board in Japan, under the direction of Dr. Novick, is chaired by Shoji Kubota, Ph.D. (The Society of Water Design), with members Asao Sumita, Ph.D. (Coherent Technologies), Asahi Kimtamoto Ph.D. (Tokyo Institute of Technology), and Akito Ohmura, M.D. (Teikyo University School of Medicine).

THE FUTURE

In regard to applications of MDI-P other than the direct treatment of human diseases, MDI intends to actively pursue the potential application of MDI-P as a sterilizing agent for medical and dental instruments in the U.S. and overseas. MDI intends, as soon as the necessary studies are completed, to file a 510(k) pre-market notification in this regard with the FDA. In regard to use of MDI-P for human diseases, MDI intends to file appropriate IND Application with the FDA for use of MDI-P. The Company has filed a pre-IND submission for the possible use of MDI-P as an anti-HIV agent. Due to uncertainties in the development process, a time for such filings cannot be predicted. The Company will also seek funding to commence appropriate clinical trials on such patients upon approval of the IND Application. Additionally, the Company intends to further investigate the ability of MDI-P to kill certain highly resistant and pathogenic bacteria. Also, MDI intends to continue possible cooperative research efforts with the major pharmaceutical/biotechnology companies with respect to blood-derived products and veterinary diseases. The results of the current preliminary research in these areas will determine the course of future research efforts.


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

GOVERNMENT APPROVALS NEEDED FOR COMMERCIALIZATION. For in vivo uses, MDI must conduct preclinical studies to prepare its IND application. If the FDA accepts the IND application, the Company would be allowed to commence a series of clinical trials. Each clinical study must be evaluated by an independent institutional review board ("IRB"). Data from preclinical testing and clinical trials of MDI-P against HIV or as an anti-bacterial agent may eventually be submitted to the FDA in a "New Drug Application" ("NDA") for marketing approval. After the FDA grants approval for the NDA, initial marketing efforts may begin. Each step of the approval process can involve considerable time, money, and effort. At any point, approvals may be withdrawn if compliance with regulatory standards are not maintained. For in vitro uses, the FDA process is significantly less complicated and time consuming. Because the use of MDI-P as a sterilizing agent does not require the injection of this "new drug" in a human patient, MDI is required by the FDA regulations only to demonstrate in laboratory tests that MDI-P is an effective sterilizing agent. This data is required to be filed with the FDA by MDI in the form of a "510(k) Application." This 510(k) Application is subject to FDA approval, but the time required for such approval is considerably less than the time required for the approval of a "new drug" because extensive clinical data is not required. Given appropriate funding, MDI's management believes that MDI will be able to obtain approval from the FDA for the use of MDI-P as a sterilizing agent possibly before June, 1999, although there is no guarantee that such approval can be obtained within that time. Again, the FDA's approval may be withdrawn if any regulatory standards are not maintained.

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


CONTINUING RESEARCH

For its core technologies, MDI has not yet commenced any operations other than research and development with respect to MDI-P. Initially, the Company intends to focus its continuing research on commercializing the use of MDI-P as a sterilizing agent for medical and dental instruments.


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


EMPLOYEES AND OFFICERS

MDI is currently a development stage company that conducts research primarily through third parties. It currently has one full-time paid employee who is not an officer. The officers of the Company are Lee F. Kulas, President and Chief Executive Officer, William J. Novick, Ph.D., Vice President and Chief Technical Officer, and Mr. Marlin Toombs, Vice President of Investor Relations and Secretary. Mr. Kulas and Mr. Toombs each devote their full time to MDI's affairs. Generally, the officers of the Company have not been paid any regular salaries or bonuses, although the Company occasionally has authorized compensation to certain officers for services rendered and expenses personally incurred on the Company's behalf. The Company accrues amounts due these officers under agreements with the officers. This compensation has generally taken the form of a waiver of the cash exercise price for outstanding stock options to these individuals (see "Executive Compensation" below). It is anticipated that in 1998, given an appropriate level of funding, the Company will begin to pay appropriate current and accrued salaries to its officers.


ITEM 2.  PROPERTIES

The Company's principal place of business is located in a small commercial office space at 2985 North 935 East, Suite 9, Layton, Utah 84041. The lease on the Company's offices expires on April 30, 2000, with a remaining lease obligation of approximately $25,200. This space is currently used as corporate headquarters and starting in the first quarter of 1998, will serve as the company's base of operations as the company enters consumer markets.


ITEM 3.     LEGAL PROCEEDINGS

NO LEGAL PROCEEDINGS. The Company is not currently involved in any legal proceedings. In November 1997, MDI negotiated a general release with Spira and Associates in exchange for 800,000 shares of common stock. The Company had retained Spira and Associates in 1995 to assist in funding and to provide general consulting in exchange for two issuances of stock (the first issuance due upon execution of the agreement and the second due in the future based on certain criteria). The Company and Spira and Associates had terminated their relationship in 1996 and the second stock issuance of 1,240,000 shares was voided. Spira and Associates has agreed to accept 800,000 shares of common stock in lieu of the second issuance of stock due under the original agreement.


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


                                                        BID PRICE
                                                      ---------------
                                                       HIGH      LOW
                                                       -----    -----
Fiscal Year Ended December 31, 1997
------------------------------------
     First quarter                                     0.600    0.210
     Second quarter                                    0.470    0.200
     Third quarter                                     0.400    0.180
     Fourth quarter                                    0.330    0.140

Fiscal Year Ended December 31, 1996
------------------------------------
     First quarter                                     1.125    0.500
     Second quarter                                    1.750    0.625
     Third quarter                                     0.875    0.438
     Fourth quarter                                    0.625    0.250

On December 31, 1997, there were approximately 1,061 record owners of the Company's Common Stock. The Company estimates that the number of beneficial holders is in excess of 2,000.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

RESULTS OF OPERATIONS: FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996. The Company had no revenue in either 1997 or 1996. The Company has interest revenue of $ 5,829 in 1997 compared to $11,974 in 1996 due to capital raised by the Company in 1996. Funds raised in equity offerings were placed in low-risk interest-bearing accounts until needed by the Company and resulted in higher interest income in 1996. The Company spent $149,820 on R&D in 1997 compared to $286,858 in 1996, a decrease of 48%. Most research funds were expended in identifying, establishing, and developing scientific and engineering expertise in Japan, and securing distribution relationships with selected Japanese manufacturers. G&A Costs were $619,671 in 1997 compared to $807,002 in 1996. G&A costs in 1997 included the value of stock paid to investment advisors of approximately $200,000. The Company interest expense of $68,100 compared to $46,566 in 1996. The increased interest expense resulted from increased debt incurred by the Company in 1997.

LIQUIDITY. The Company's net working capital position (current assets less current liabilities) decreased to negative $1,283,166 in 1997 from negative
$616,129 in 1996, due primarily to increased short-term borrowings and accrued expenses. Of the Company's $1,325,385 in current liabilities, approximately $250,000 results from legal services, approximately $264,000 results from dated payables from a predecessor company, $101,000 results from short-term borrowings from shareholders, and approximately $378,000 results from accrued liabilities to officers and employees. None of these four groups (holding a total of approximately $993,000 in current liabilities) has made or is expected to make a demand for cash payments until the Company's cash position improves.

PRIVATE PLACEMENTS CLOSED. The Company closed the following private placements during 1997:

During the first quarter of 1997, the Company sold 53,846 shares of stock for $35,000 at $0.65 per share. The investor in this offering also received a warrant to acquire three shares in the future of every one share acquired currently. Accordingly, the Company issued warrants to these investors allowing them to acquire an aggregate of 161,538 shares at $3.00 per share over the next three years. This purchase completed an equity investment approved by the Board in the first quarter of 1996.

During the first quarter of 1997, The Company sold 50,000 shares of stock for $10,000 at $0.20 per share. The investor in this offering received no warrants.

During the second and third quarters of 1997, the Company sold 300,000 shares of stock for $150,000 at $0.50 per share. Each investor in this offering also received a warrant to acquire two shares in the future of every one share acquired currently. Accordingly, the Company issued warrants to these investors allowing them to acquire an aggregate of 600,000 shares at a price to be determined per share over the next three years.

During the fourth quarter of 1997, a beneficiary of the MDI Investors Trust (the "Trust") elected to convert a note for $25,000 to the Trust to common stock at $0.25 per share. The investor received 100,000 shares of stock for the conversion of the note to equity.

ADDITIONAL FUNDING IS REQUIRED. The Company's planned research and testing will require substantial additional funds. At this time, the Company does not have sufficient cash to support all the required testing for the projects described above. As part of its plan to meet future cash needs, the company intends in the first and second quarters of 1998 to establish a consumer products division called "MDI Healthcare Systems" to sell a variety of cosmetic, skin care and water purification systems. Management intends to raise substantial additional funds in both private and possibly public stock offerings in the future in order to meet its future funding requirements. Additionally, MDI will seek licensing and research funds from the companies with whom MDI may establish a relationship. As additional funds are raised or revenues received, the Company intends to progress FDA-required compliance testing for submission of certain FDA applications for pharmaceutical products and initiate commercialization of non-regulated consumer products in the cosmetics, skin care and consumer water purification systems, and to commence paying salaries to its officers. The
Company  also   intends  at  that  time  to  hire   additional   technical   and
administrative personnel. The bulk of any additional funding will likely be spent on continued research, testing, and patent protection with respect to MDI-P.


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


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies the name, ages, and positions of all directors, officers, and persons nominated by management to become a director.


      NAME                 AGE      POSITION
------------------------   ---      --------------------------------------------
David Walker                53      Director, Chairman of the Board
Lee F. Kulas                44      Director, President and Chief
                                    Executive Officer
Marlin N. Toombs            66      Director, Vice President of
                                    Investor Relations, and Secretary
Dr. William J. Novick, Jr.  66      Director, Vice President,Chief Technical
                                    Officer
Alvin Zidell                68      Director
Paul Griesgraber            46      Director
Aaron Etra                  52      Director
Agostino Vittadini          49      Director (nominated)

All current directors are serving one-year terms and are subject to re-election at the annual meeting of shareholders. Officers are elected to serve, subject to the discretion of the Board, until their successors are appointed.

David Walker was appointed to the Board of Directors on May 2, 1996 and was appointed Chairman of the Board on May 10, 1997. He represents a group of investors who recently invested in the Company in a private stock offering. He has been general manager of Sunheaven Farms in Prosser, Washington (a twelve thousand acre agricultural operation) for twenty years. Mr. Walker has a degree in economics from Brigham Young University.

Lee F. Kulas has been President, Chief Executive Officer, and a Director since April 1997. Mr. Kulas was formerly President and CEO of BioWave Research, Inc., a development stage biotechnology corporation involved in medical sterilization. Previously, Mr. Kulas had been President, CEO and Director of ADACHI (USA), Inc., a USA based trading company engaged in developing distribution relationships, product development and acquisitions for its Japanese parent company. Prior to joining ADACHI (USA), Mr. Kulas was the founder, President and CEO of Applied Vascular Engineering, (NASDAQ:AVEI), a start-up medical production venture located in Santa Rosa, California. Mr. Kulas has over twenty years' experience in management, marketing, sales, business development, and start-up ventures, and has broad based experience in medical technology and business domestically and internationally.

Marlin Toombs has been a Director and the Secretary for the Company since August 6, 1992. He has served as Vice President for Investor Relations since February 21, 1994. Mr. Toombs has also served as marketing director for International Marketing, Inc.
from 1985 to 1989.

Dr. William J. Novick, Jr. has over thirty years' experience in the pharmaceutical industry. Dr. Novick received his doctoral degree from Duke University in Physiology-Pharmacology with a minor in Biochemistry. For 23 years, Dr. Novick has held position of increasing responsibility with Hoechst-Roussel Pharmaceuticals, Inc. Prior to his retirement in 1993, Dr. Novick was Senior Director, International Products Development for ten years. He has been cited in 64 publications, where he was named as principal author in 12 of these. Additionally, Dr. Novick is named in 11 patents. Dr. Novick has lectured in various medical schools throughout the United States and Puerto Rico, and internationally in the Soviet Union, India, Italy, France, Germany, and England. Dr. Novick has also consulted on various projects and research for Johnson & Johnson, Fuji Pharmaceuticals, Forrest Labs, Roussel-UCLAF, Paris, Park Davis, Apex Pharmaceuticals, and Pfizer. In addition to his duties as the Company's Chief Technical Officer, Dr. Novick chairs the Medical Scientific Advisory Board.

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

Paul Griesgraber has studied at the University of Southern California and the London School of Economics and University College. In his academic pursuits, his area of specialization was in the field of international business relations. He has worked as a consultant partner, and agent and as a business negotiator in sponsorship agreement in Japan, Europe, and the United States.

Aaron Etra, Esq. has been, President of Investors & Developers Associates, Inc., a corporation engaged in the following activities: merchant developers of commercial, residential and industrial property in the U.S.; brokerage and property management; managing and financing ventures internationally; domestic and international trading and commerce; technology transfer; business advisors and counselors. Previously, Mr. Etra was an attorney with Fried, Harris, Shriver & Jacobson (New York and London), and Etra & Etra (New York). Additionally, he has served as Managing Director, International Advisory Group-New York and London; Hollander Concern-Stockholm, Paris, London. Mr. Etra also served in the Cabinet of Director-General, International Labor Organization, Geneva,
Switzerland. Mr. Etra has been a lecturer at Columbia University (New York), University of Malawi (Blantrye, Malawi) and the Center for International Studies (New York University). Mr. Etra received his Juris Doctorate in law from Columbia University, his LL.M. from New York University, and his B.A. for Yale University, and studied at the Hague Academy of International Law. Mr. Etra also serves as a director and officer of several U.S., Dutch, U.K., and Australian companies engaged in industrial, retailing, trading, licensing, property and financial services.

Agostino Vittadini has over twenty-five years experience in all phases of international marketing, including product research and development, advertising, merchandising, distribution and market development. Mr. Vittadini brings a unique combination of engineering expertise and understanding of the Company's technologies, as well as demonstrated success in the consumer products marketing for over-the-counter health and beauty products. Mr. Vittadini has also been associated with Adrienne Vittadini cosmetics and fashion company.


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

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                             Other
                                                             Annual
Name and Position          Year          Salary   Bonus       Comp
----------------------     ---------    -------- -------- -------------
Lee F. Kulas               Fiscal 97        -0-      -0-   $90,000 (1)
President and Chief        Fiscal 96        N/A      N/A       N/A
Executive Officer          Fiscal 95        N/A      N/A       N/A


Marlin Toombs              Fiscal 97        -0-      -0-   $60,000 (2)
Vice President of          Fiscal 96        -0-      -0-   $60,000 (2)
Investor Relations         Fiscal 95        -0-      -0-   $60,000 (2)
and Secretary


William Novick             Fiscal 97        -0-      -0-   $40,000 (3)
Chief Technical            Fiscal 96        N/A      N/A       N/A
Officer                    Fiscal 95        N/A      N/A       N/A


William D. Welch           Fiscal 97        -0-      -0-       -0-
Interim President and      Fiscal 96        -0-      -0-       -0-
Vice President of R&D      Fiscal 95        -0-      -0-       -0-
(resigned)


John J. Carella (4)        Fiscal 97        N/A      N/A       N/A
CFO                        Fiscal 96        N/A      N/A       N/A
(resigned)                 Fiscal 95        -0-      -0-   $ 4,687 (5)


(1) During 1997, Mr. Kulas accrued salary of $90,000 which was not paid by the company.

(2) During each of the years of 1997, 1996, and 1995, Mr. Toombs was given the right to exercise stock options for 60,000 shares (accruing at 5,000 shares per month) at $1.00 per share, without the payment of the $60,000 exercise price. He has not exercised options for any shares from the 1996 grant.

(3) During 1997, Dr. Novick accrued salary of $40,000 which was not paid by the company.

(4) CFO from June 1995 to March 9, 1996.

(5) During 1995, Mr. Carella earned 1,500 shares per month for five months ended December 31, 1995 for an aggregate of 7,500 shares. Assuming that these shares are issued as of December 31, 1995 at an the fair market value at that date of $0.625 per share, Mr. Carella's total compensation is $4,687.

The following table sets forth all long-term compensation and all other compensation for the above-named executive officers for the fiscal years indicated.

                      SUMMARY COMPENSATION TABLE CONTINUED
               LONG-TERM (OPTIONS/SARS) AND ALL OTHER COMPENSATION

                                                               All other
Name and Position          Year             Options/SARS      Compensation
---------------------      ---------        ---------------   ------------------
Lee F. Kulas               Fiscal 97        (1)
President and Chief        Fiscal 96        N/A
Executive Officer          Fiscal 95        N/A


Marlin Toombs              Fiscal 96        200,000 (2)         None
Vice President of                           335,000 (3)
Investor Relations         Fiscal 95        None                None
                           Fiscal 94        None                None


William Novick             Fiscal 97        150,000 (4)
Chief Technical            Fiscal 96        N/A
Officer                    Fiscal 95        N/A


William Welch              Fiscal 97        None                None
Vice President of R&D      Fiscal 96        Expired (5)         None
(resigned)                 Fiscal 95        None                None


John J. Carella (6)        Fiscal 97        N/A                 N/A
CFO (resigned)             Fiscal 96        None                None
                           Fiscal 95        None                None

(1) A stock option grant is currently being negotiating which will result in options granted for an as-yet undetermined number of shares.

(2) Options granted at $0.25 per share to expire on December 31, 2001

(3) Options previously granted at $1.00 per share which expired on December 31, 1996. The expiration date is extended to December 31, 1999.

(4) Options granted at $0.25 per share to expire on April 30, 2002

(5) Options previously granted to Dr. Welch were not exercised upon his resignation and have therefore expired.

(6) CFO from June 1995 to March 9, 1996.

No officers or directors of the Company exercised any options or SARS in fiscal 1997.


COMPENSATION OF DIRECTORS

The Company has no standard arrangements to compensate directors of the Company.

The compensation previously described for Marlin Toombs in the section captioned "Executive Compensation" includes compensation for his services as a director of the Company.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth the holdings of Common Stock (the Company's sole class of stock) as of March 31, 1998 by (i) each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding Common Stock of the Company, (ii) each director, (iii) each director nominee, and (iv) all directors and officers as a group. Unless otherwise indicated, all shares are owned directly. Common Stock that is "beneficially owned" includes all the Common Stock that the person has the right to acquire within 60 days of March 31, 1998, and stock for which the person has voting rights alone. The percentage ownership for any person assumes that all the stock that could be acquired by that person, by option or warrant exercise or otherwise, is in fact outstanding and that no other stockholder has exercised a similar right to acquire additional shares. The number of shares of stock in this table is 29,138,297 which includes 22,970,297 shares outstanding on March 31, 1998 plus all shares represented by options or warrants currently held by the directors listed in the table.

                        BENEFICIAL OWNERS OF COMMON STOCK

Names and Addresses                              Amount of           Percentage
of Certain Beneficial Owners                Beneficial Ownership      of Class
-----------------------------               --------------------     ----------
David Walker
Director
c/o Medical Discoveries, Inc.                 91,538                     0.31%

Lee Kulas
Director/President
c/o Medical Discoveries, Inc.                 0 (1)                      0.00%

Marlin Toombs
Director/Vice President
c/o Medical Discoveries, Inc.                 1,643,100 (2) (3)          5.64%

Alvin Zidell
Director
c/o Medical Discoveries, Inc.                 1,107,000 (2) (4)          3.80%

Paul Griesgraber
Director
c/o Medical Discoveries, Inc.                 5,008,412 (5)              17.19%

William Novick, Jr.
Director/Vice President
c/o Medical Discoveries, Inc.                 160,000                    0.55%

Agostino Vittadini
Director/Director of Marketing
c/o Medical Discoveries, Inc.                 100,000                    0.34%

Aaron Etra
Director
c/o Medical Discoveries, Inc.                 0                          0.00%

Directors and Executive Officers
as a Group (8 persons)                        8,110,050                  27.83%


(1) As noted in the compensation section above, a stock option grant is currently being negotiating which will result in options granted for an as-yet undetermined number of shares.

(2) Includes shares to which the shareholder has voting rights under a Stock Purchase Agreement ("SPA") with a former director of the Company. The SPA is for 2,800,000 shares purchased in 40 quarterly installments by buyers (including two individuals not on table). Each buyer receives 1/4 of shares. Shares are held by an escrow agent. Shares are released in groups of 70,000 on payment of each installment. Voting proxy for balance of shares held by escrow agent has been granted to the buyers. If buyers default any shares with the escrow agent revert to the seller and proxy for those shares is canceled.

(3) Includes 338,680 shares owned directly; 331,920 shares owned in a family partnership in which Mr. Toombs is a general partner; 437,500 shares for which Mr. Toombs has voting rights under the SPA referred to in footnote (2) above; and options to purchase 535,000 shares that are currently exercisable. Excludes: all shares owned by Mr. Toombs' children (other than through the family partnership noted above), for which Mr. Toombs disclaims beneficial ownership.

(4) Includes: 296,500 shares owned directly; 437,500 shares for which Mr. Zidell has voting rights under the SPA referred to in footnote (2) above; and options to purchase 373,000 shares that are currently exercisable. Excludes: all shares held by children and other relatives of Mr. Zidell, for which Mr. Zidell disclaims beneficial ownership.

(5) Includes: warrants to purchase 5,000,000 at $5.00 per share. Excluding these warrants would result in beneficial ownership to Mr. Griesgraber of 0.03% and beneficial ownership for Directors and Executive Officers as a group of 10.67%.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

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

(3) This exhibit is incorporated by reference to the Company's Form 8-K, dated October 12, 1995, to which it was originally filed as "Exhibit 10.1."

(4) These exhibits are incorporated by reference to the Company's original filing of Form 10-KSB for the Fiscal Year ended December 31, 1995, to which these exhibits were filed as exhibits with the same exhibit numbers as shown above.

The Company has filed no 8-k reports during the since the previous 10KSB/a filing.

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       MEDICAL DISCOVERIES, INC.



Date: March 30, 1998                    /s/ Lee F. Kulas
                                       ---------------------------
                                       President and Chief Executive Officer

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and
Stockholders of Medical Discoveries, Inc.


We have audited the accompanying balance sheet of Medical Discoveries, Inc., (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' deficit and cash flows for the two years ended December 31, 1997 and cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Discoveries, Inc., (a development stage company) as of December 31, 1997, and the results of its operations and its cash flows for the two years then ended and cumulative amounts since inception in conformity with generally accepted accounting principles.

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


                                                  TANNER+Co.

Salt Lake City, Utah
March 13, 1998

                                                                                 MEDICAL DISCOVERIES, INC.
                                                                             (A Development Stage Company)

                                                                                             Balance Sheet

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------


                                                                              1997             1996
                                                                        ----------------------------------
              Assets

Current assets:
     Cash                                                               $            764 $          25,307
     Current portion of note receivable - related party                           30,586            46,785
     Prepaid expenses                                                             10,869            10,779
                                                                        ----------------------------------

                  Total current assets                                            42,219            82,871
                                                                        ----------------------------------

Note receivable - related party                                                        -            30,586

Furniture and equipment                                                           72,304            74,231
     Less accumulated depreciation                                               (23,507)          (16,181)
                                                                        ----------------------------------

                  Net furniture and equipment                                     48,797            58,050
Other assets                                                                       3,160             1,170
                                                                        ----------------------------------

                  Total assets                                          $         94,176 $         172,677
                                                                        ==================================

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                   $        916,734 $         670,166
     Accrued interest                                                             14,360            26,039
     Current maturities of notes payable                                         102,591             2,795
     Current maturities of convertible notes payable                             291,700                 -
                                                                        ----------------------------------

                  Total current liabilities                                    1,325,385           699,000
                                                                        ----------------------------------

Notes payable                                                                          -             2,008
Convertible notes payable                                                              -           316,700
Commitments and contingencies                                                          -                 -
Stockholders' deficit:
     Common  stock - no par value,  authorized  100,000,000  shares,
       22,970,297 shares and 21,658,423 shares issued
       and outstanding in 1997 and 1996, respectively                          6,507,317         6,121,733
     Accumulated deficit                                                      (7,626,026)       (6,794,264)
     Subscription receivables                                                   (112,500)         (172,500)
                                                                        ----------------------------------

                  Total stockholders' deficit                                 (1,231,209)         (845,031)
                                                                        ----------------------------------

                                                                        $         94,176 $         172,677
                                                                        ==================================


----------------------------------------------------------------------------------------------------------
                                                                                                         1


                                                                                 MEDICAL DISCOVERIES, INC.
                                                                             (A Development Stage Company)

                                                                                   Statement of Operations

----------------------------------------------------------------------------------------------------------





                                                                                            Cumulative
                                                                                             Amounts
                                                                                              Since
                                                                                           November 20,
                                                           Year Ended December 31,        1991 (Date of
                                                     -----------------------------------
                                                            1997             1996           Inception)
                                                     -----------------------------------------------------

Revenues
     Medical care and fees                           $                - $              - $         108,200
     Interest                                                     5,829           11,974            20,891
                                                     -----------------------------------------------------

         Total revenue                                            5,829           11,974           129,091
                                                     -----------------------------------------------------

Expenses
     License                                                          -            1,500         1,001,500
     Research and development                                   149,820          286,858         1,856,876
     General and administrative                                 619,671          807,002         4,589,457
     Interest                                                    68,100           46,566           143,243
                                                     -----------------------------------------------------

         Total expenses                                         837,591        1,141,926         7,591,076
                                                     -----------------------------------------------------

     Loss before income taxes and
       extraordinary item                                      (831,762)      (1,129,952)       (7,461,985)

     Income taxes                                                     -                -                 -

     Forgiveness of debt net of $-0-, $-0-,
       income taxes                                                   -          673,486         1,235,536
                                                     -----------------------------------------------------

         Net loss                                    $         (831,762) $      (456,466) $     (6,226,449)
                                                     =====================================================

Gain loss per share
     Continuing operations                            $            (.04) $          (.05) $           (.42)
     Extraordinary item                                             .00              .03               .07
                                                     -----------------------------------------------------

         Net loss per share                           $            (.04) $          (.02) $           (.35)
                                                     =====================================================



----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                         2

                                                                                 MEDICAL DISCOVERIES, INC.
                                                                             (A Development Stage Company)

                                                                         Statement of Stockholders Deficit

----------------------------------------------------------------------------------------------------------



                                                                     Accumu-         Sub-
                                            Common Stock              lated        scription
                                    -----------------------------
                                        Shares         Amount        Deficit      Receivables       Total
                                    --------------------------------------------------------------------------

Balance, October 31,  1991                3,500,000 $     252,997 $   (1,482,514) $           -   $ (1,229,517)

Reverse stock split (1 for 2)            (1,750,000)            -              -              -              -

Restatement for reverse
  acquisition of WPI
  Pharmaceutical, Inc. by
  Medical Discoveries, Inc.                       -      (252,997)       252,997              -              -

Shares issued in merger of
  WPI Pharmaceutical and
  Medical Discoveries, Inc.              10,000,000       135,000       (170,060)             -        (35,060)
                                    --------------------------------------------------------------------------

Balance at November 20, 1991
  (Date of Inception)                    11,750,000       135,000     (1,399,577)             -     (1,264,577)

Common stock issued for cash                200,000       100,000              -              -        100,000

Common stock issued for
  services                                  500,000       250,000              -              -        250,000

Common stock issued for cash                 40,000        60,000              -              -         60,000

Net loss October 31, 1992                         -             -       (370,398)             -       (370,398)
                                    --------------------------------------------------------------------------

Balance, October 31, 1992                12,490,000       545,000     (1,769,975)             -     (1,224,975)

Net loss two months ended
  December 31, 1992                               -             -        (65,140)             -        (65,140)
                                    --------------------------------------------------------------------------

Balance, December 31, 1992               12,490,000       545,000     (1,835,115)             -     (1,290,115)

Common stock issued for
  license                                 2,000,000     1,000,000              -              -      1,000,000

Common stock issued for cash                542,917       528,500              -              -        528,500



--------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                             3


                                                                                 MEDICAL DISCOVERIES, INC.
                                                                             (A Development Stage Company)

                                                                         Statement of Stockholders Deficit
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------



                                                                     Accumu-         Sub-
                                            Common Stock              lated        scription
                                    -----------------------------
                                        Shares         Amount        Deficit      Receivables       Total
                                    --------------------------------------------------------------------------

Common stock issued for
  services                                  251,450       127,900              -              -        127,900

Common stock issued for
 $100,000 cash plus services                800,000       400,000              -              -        400,000

Net loss                                          -             -     (2,271,999)             -     (2,271,999)
                                    --------------------------------------------------------------------------

Balance, December 31, 1993               16,084,367     2,601,400     (4,107,114)             -     (1,505,714)

Common stock issued for cash                617,237       739,500              -              -        739,500

Common stock issued for
  services                                  239,675       239,675              -              -        239,675

Cash contributed                                  -       102,964              -              -        102,964

Net loss                                          -             -     (1,223,162)             -     (1,223,162)
                                    --------------------------------------------------------------------------

Balance, December 31, 1994               16,941,279     3,683,539     (5,330,276)             -     (1,646,737)

Common stock issued for cash                424,732       283,200              -              -        283,200

Common stock issued for
services                                  4,333,547     1,683,846              -       (584,860)     1,098,986

Common stock option issued
to satisfy debt restructuring                     -        20,000              -              -         20,000

Net loss                                          -             -     (1,007,522)             -     (1,007,522)
                                    --------------------------------------------------------------------------

Balance, December 31, 1995               21,699,558     5,670,585     (6,337,798)      (584,860)    (1,252,073)

Common stock issued for cash                962,868       635,000              -        (60,000)       575,000




--------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                             4


                                                                                 MEDICAL DISCOVERIES, INC.
                                                                             (A Development Stage Company)

                                                                         Statement of Stockholders Deficit
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------



                                                                     Accumu-         Sub-
                                            Common Stock              lated        scription
                                    -----------------------------
                                        Shares         Amount        Deficit      Receivables       Total
                                    --------------------------------------------------------------------------

Common stock issued for
services                                    156,539       101,550              -              -        101,550

Common stock canceled                    (1,400,000)     (472,360)             -        472,360              -

Common stock issued in
settlement of obligations                   239,458       186,958              -              -        186,958

Net loss                                          -             -       (456,466)             -       (456,466)
                                    --------------------------------------------------------------------------

Balance, December 31, 1996               21,658,423     6,121,733     (6,794,264)      (172,500)      (845,031)

Common stock issued for
services and interest                         8,028        45,584              -              -         45,584

Common stock issued for cash                403,846       195,000              -         60,000        255,000

Common stock issued in
settlement of contract                      800,000       120,000              -              -        120,000

Common stock issued for
conversion of notes payable                 100,000        25,000              -              -         25,000

Net loss                                          -             -       (831,762)             -       (831,762)
                                    --------------------------------------------------------------------------

Balance, December 31, 1997               22,970,297 $   6,507,317 $   (7,626,026) $     (112,500) $ (1,231,209)
                                    --------------------------------------------------------------------------




--------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                             5


                                                                                 MEDICAL DISCOVERIES, INC.
                                                                             (A Development Stage Company)

                                                                                   Statement of Cash Flows

----------------------------------------------------------------------------------------------------------



                                                                                             Cumulative
                                                                                               Amounts
                                                                                                since
                                                                                             November 20,
                                                           Year Ended December 31,          1991 (Date of
                                                     -----------------------------------
                                                              1997             1996           Inception)
                                                     -----------------------------------------------------
Cash flows from operating activities:
     Net loss                                        $         (831,762) $       (456,466) $    (6,226,449)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Common stock issued for services,
           license, and litigation                              420,584          199,050         3,636,195
         Reduction of legal costs                                                      -          (130,000)
         Depreciation                                             7,326           12,948            24,966
         Loss on disposal of property and
           equipment                                             24,034                -            30,364
         Gain on debt restructuring                                   -         (673,486)       (1,235,536)
         Write-off of receivables                                     -                -           193,965
         Increase in receivables                                      -                -            (7,529)
         Decrease (increase) in prepaid
           expenses                                                 (90)          55,080           (10,869)
         Increase in other assets                                (1,990)               -            (3,160)
         Increase (decrease) in:
              Accounts payable                                  246,568          223,130           760,825
              Accrued expenses                                  (11,679)          18,943            35,841
                                                     -----------------------------------------------------
                  Net cash used in
                  operating activities                         (147,009)        (620,801)       (2,931,387)
                                                     -----------------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                         (22,107)         (21,760)          (95,967)
     Payments received on note receivable                        46,785           42,591            99,414
                                                     -----------------------------------------------------
                  Net cash provided by
                  investing activities                           24,678           20,831             3,447
                                                     -----------------------------------------------------

Cash flows from financing activities:
     Increase in notes payable                                  101,000                -           101,000
     Payment of notes payable                                    (3,212)          (2,556)           (6,570)
     Increase in convertible note payable                             -           15,000           316,700
     Contributed equity                                               -                -           131,374
     Common stock issued for cash                                     -          575,000         2,386,200
                                                     -----------------------------------------------------
                  Net cash provided by
                  financing activities                           97,788          587,444         2,928,704
                                                     -----------------------------------------------------

See accompanying notes to financial statements.


                                                                                 MEDICAL DISCOVERIES, INC.
                                                                                   Statement of Cash Flows
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                                                             Amounts
                                                                                              since
                                                                                           November 20,
                                                           Year Ended December 31,        1991 (Date of
                                                     -----------------------------------
                                                            1997             1996           Inception)
                                                     -----------------------------------------------------

Net (decrease) increase in cash                                 (24,543)         (12,526)              764

Cash, beginning of period                                        25,307           37,833                 -
                                                     -----------------------------------------------------

Cash, end of period                                  $              764 $         25,307 $             764
                                                     =====================================================

Supplemental disclosure of non-cash investing and financing activities:

In 1997, the Company converted a $25,000 note into 100,000 shares of common stock.

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

On August 6, 1992, the Company and WPI Pharmaceutical, Inc. (WPI) entered into an agreement which has been accounted for as if the Company acquired WPI. At the time of the acquisition WPI had the following balance sheet:


Receivables                                                           186,436
Accounts payable                                                     (245,367)
Accrued interest                                                      (49,826)
Advances shareholders                                                (284,230)
Notes payable                                                        (900,000)
                                                               -----------------

Stockholders' Deficit                                          $   (1,292,987)
                                                               -----------------





--------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                               7

                                                       MEDICAL DISCOVERIES, INC.
                                                   (A Development Stage Company)

                                                         Statement of Cash Flows
                                                                       Continued

--------------------------------------------------------------------------------




Actual amounts paid for interest and income taxes are as follows:


                                                                     Cumulative
                                                                       Amounts
                                                                        since
                                                                    November 20,
                                                                   1991 (Date of
                                     1997             1996           Inception)
                           -----------------------------------------------------

         Interest          $           38,606 $              - $          37,042
                           =====================================================

         Income taxes      $                - $              - $               -
                           =====================================================






--------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                                       MEDICAL DISCOVERIES, INC.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

                                                      December 31, 1997 and 1996
--------------------------------------------------------------------------------



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


--------------------------------------------------------------------------------

                                                       MEDICAL DISCOVERIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Summary of Significant Accounting Policies Continued
Income (Loss) Per Common Share
Income  (loss) per share of common  stock is  calculated  based on the  weighted
average  number  of  shares  outstanding   during  the  periods.   Common  stock
equivalents and stock options have not been included as they are antidilutive.


Business and Concentration of Credit
The primary purpose of the business is the research and development of the sterilization of medical equipment and an anti-viral treatment for infectious diseases. The Company has no significant revenues and, therefore, no trade receivables or extensions of credit.


Fair Value of Financial Instruments
The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Financial instruments subject to possible material market variations from the recorded book value are notes payable to related parties and advances from related parties. There are no material differences in these financial instruments from the recorded book value as of December 31, 1997.


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


Reclassifications
Certain amounts in the 1996 financial statements have been reclassified in order to conform to the 1997 presentation.



--------------------------------------------------------------------------------

                                                       MEDICAL DISCOVERIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenues and is still in the process of developing anti- viral treatments for infectious diseases and the sterilization of medical equipment. The Company is hopeful but there is no assurance that the current product development and research will be economically viable. The Company has incurred substantial losses in the development of the product.


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


The balance of the note receivable at December 31, 1997 and 1996 are as follows:


                                               1997             1996
                                        -----------------------------------

Current                                 $           30,586 $         46,785
Noncurrent                                               -           30,586
                                        -----------------------------------

     Total                              $           30,586 $         77,371
                                        ===================================





--------------------------------------------------------------------------------

                                                       MEDICAL DISCOVERIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



4.   Notes Payable
The Company has the following notes payable at December 31, 1997:


                                               1997             1996
                                        -----------------------------------

Note payable to a company requiring
monthly payments of $260 including
interest at an implied rate of 9%
secured by equipment                    $            1,591 $          4,803

Notes payable to shareholders which
are currently due and in default.
Interest is at 12%.  The notes are
unsecured                                          101,000                -
                                        -----------------------------------

                                                   102,591            4,803
                                        -----------------------------------

Less current maturity                              102,591            2,795
                                        -----------------------------------

Total long-term                         $          -       $          2,008
                                        ===================================



Current maturities are as follows:


Year                                                           Amount
                                                          -----------------

1998                                                      $         102,591
                                                          =================



5.   Convertible Notes Payable
The Company has $291,700 at December 31, 1997 and $316,700 at December 31, 1996 of notes payable to a trust. The notes have an interest rate of 12%, have a term of three years and are due in 1998. Each $1,000 note is convertible into 667 shares of the Company's common stock.



--------------------------------------------------------------------------------

                                                       MEDICAL DISCOVERIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




6.   Related Party Transactions
During 1997, the Company settled allegations made by a former officer of the Company where in the Company issued 800,000 shares of the Company's common stock to settle the allegations. (see Note 12).

At December 31, 1997, the company had accounts payable to officers and directors totaling $218,500 for services performed.


At December 31, 1996, the Company had an accounts payable to an officer shareholder and an entity with common ownership of $58,500 and another officer of $102,000. During 1996, the Company incurred costs relating primarily to the development of the technology of $91,816 from the officer shareholder and his related entity.

The Company has agreed to make the payments on a vehicle lease for an officer of the Company. The annual payments totaled $-0- and $2,680 during 1997 and 1996, respectively.


7.   Income Taxes
The provision for income taxes for the years ended December 31, 1997 and 1996, is different than amounts which would be provided by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:


                                                             Cumulative
                                                               Amounts
                                                                Since
                                                            November 20,
                              Year Ended December 31,       1991 (Date of
                         --------------------------------------------------
                               1997            1996          Inception)
                         --------------------------------------------------

Federal income tax
  benefit at statutory
  rate                   $        274,000 $        155,000 $      2,074,000
Change in valuation
  allowance                      (274,000)        (155,000)      (2,074,000)
                         --------------------------------------------------

                         $              - $              - $              -
                         ==================================================



--------------------------------------------------------------------------------

                                                       MEDICAL DISCOVERIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Income Taxes Continued
The net timing differences for deferred income tax assets are as follows:

                                              1996               1997
                                       ------------------ -----------------
Net operating loss carryforward        $        1,800,000 $       2,074,000
Valuation allowance                            (1,800,000)       (2,074,000)
                                       ------------------ -----------------

Net deferred tax asset                 $                - $               -
                                       ================== =================



Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.


The Company has available net operating losses of approximately $6,202,000 which can be utilized to offset future earnings of the Company. The Company also has available approximately $43,000 in research and development credits which expire in 2008. The utilization of the net operating losses and research and development credits are dependent upon the tax laws in effect at the time such losses can be utilized. The losses expire between the years 2007 and 2011. Should the Company experience a change of ownership the utilization of net operating losses could be reduced.


8.   Gain on Debt Forgiveness
At December 31, 1994, the Company was involved in litigation regarding notes payable of $900,000 and corresponding related accrued interest. In 1995, the litigation was partially resolved and the Company was relieved of $250,000 principal portion of its obligation on the notes payable and accrued interest. In March 1996, the Company was notified that it had been released from all obligations relating to the debt and related accrued interest. To resolve the litigation including repayment of the advances payable of $284,230, the Company agreed to issue options to a former officer to purchase 100,000 shares of Company stock at $.25 per share. The Company did not accrue interest for the notes payable in 1995 as its contention that it was not liable was up held and the $900,000 of notes payable and accrued interest of $71,306 were written off as an extraordinary gain on debt forgiveness in 1995 and 1996. The gain on the debt forgiveness in 1996 was $673,486 with the aggregate gain totaling $1,235,536.



--------------------------------------------------------------------------------

                                                       MEDICAL DISCOVERIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Stock Options
The Company has an incentive stock option plan wherein 4,000,000 shares of the Company's common stock can be issued. The Company has granted stock options and warrants to certain officers and shareholders of the Company to purchase shares of the Company's common stock. A schedule of the options and warrants is as follows:


                                            Number of        Warrant and
                                           Warrants and     Option Price
                                             Options          Per Share
                                        -----------------------------------

Outstanding at December 31, 1995                 1,209,778 $    .25 to 1.00
  Granted                                        3,602,604      .25 to 3.00
  Exercised                                        (25,000)            1.00
  Expired                                         (425,000)            1.00
                                        -----------------------------------

Outstanding at December 31, 1996                 4,362,382      .25 to 3.00
  Granted                                        6,075,000      .25 to 5.00
  Exercised                                              -                -
  Expired                                         (657,164)     .25 to 1.00
                                        -----------------------------------

Outstanding at December 31, 1997                 9,780,218 $    .25 to 3.00
                                        ===================================



--------------------------------------------------------------------------------

                                                       MEDICAL DISCOVERIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Stock Options Continued
In October 1995, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Corporation has opted for the latter approach. Had compensation expense for the Corporation's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of FAS No. 123, the Corporation's results of operations would have been reduced to the pro forma amounts indicated below:


                                                   December 31,
                                        -----------------------------------
                                               1997             1996
                                        -----------------------------------

Net loss - as reported                  $         (831,762) $       (456,466)
Net loss - pro forma                    $       (2,600,339) $     (1,622,499)
Loss per share - as reported            $             (.04) $           (.02)
Loss per share - pro forma              $             (.02) $           (.07)



The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                   December 31,
                                        -----------------------------------
                                               1997             1996
                                        -----------------------------------

Expected dividend yield                 $               - $              -
Expected stock price volatility                     142.5%            97.5%
Risk-free interest rate                               5.5%             5.5%
Expected life of options                        3-10 years        1-5 years
                                        ===================================



The weighted average fair value of options granted during 1997 and 1996 are $.30 and $.32, respectively.


--------------------------------------------------------------------------------

                                                       MEDICAL DISCOVERIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Stock Options Continued
The following table summarized information about fixed stock options outstanding at December 31, 1997:


                        Options Outstanding              Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices      12/31/97      (Years)       Price      12/31/97       Price
--------------------------------------------------------------------------------

$ .25 to  .50    859,000       3.7  $       .29          776,500  $        .29
  .65 to 1.00  1,328,000       2.0          .97        1,253,000           .97
 3.00 to 5.00  7,593,218       1.3         4.32        7,593,218          4.32
--------------------------------------------------------------------------------

$ .25 to 5.00  9,780,218       1.9  $      3.51        9,622,718  $       3.56
--------------------------------------------------------------------------------


10.  Loss Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS that was previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. During the year ended December 31, 1997, the Company adopted this standard.


--------------------------------------------------------------------------------

                                                       MEDICAL DISCOVERIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Loss Per Share Continued
Loss per share information in accordance with SFAS 128 is as follows:


                                          Year Ended December 31, 1997
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $       (831,762)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                    (831,762)      22,206,000 $       (.04)
                                                                  ==============
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $       (831,762)      22,206,000 $       (.04)
                                 ===============================================





                                          Year Ended December 31, 1996
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $       (456,466)
Less preferred stock
  dividends
                                 ----------------
Basic EPS
Loss available to
  common stockholders                    (456,466)      22,549,000 $       (.02)
                                                                  ==============
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $       (456,466)      22,549,000 $       (.02)
                                 ===============================================



--------------------------------------------------------------------------------

                                                       MEDICAL DISCOVERIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Loss Per Share Continued

                                              Cumulative Amounts Since
                                                  November 20, 1991
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $     (6,226,449)
Less preferred stock
  dividends
                                 ----------------
Basic EPS
Loss available to
  common stockholders                  (6,226,449)      17,931,000 $       (.35)
                                                                  ==============
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $     (6,229,449)      17,931,000 $       (.35)
                                 ===============================================



11.  Commitments
The Company leases its office facility and previous office facility under operating leases The leases require monthly payments of $900 and $895 through April 2000 and the year 1998, respectively. The Company as entered into an agreement to sublease its previous office to another unrelated entity for a monthly rent of $940 for the duration of the lease.


Approximate future commitments under these leases are as follows:


Year                                                           Amount
                                                          -----------------

1998                                                      $          10,260
1999                                                                 10,800
2000                                                                  3,600
                                                          -----------------

                                                          $          24,660
                                                          =================

Annual rent expense totaled approximately $10,000 for the years ended December 31, 1997 and 1996.



--------------------------------------------------------------------------------

                                                       MEDICAL DISCOVERIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Contingency
The Company in 1995, engaged an entity to raise capital. As part of the agreement the Company issued shares of its stock to the entity, placed an officer of the other entity on the Company's Board of Directors and appointed another individual related to the entity to be the Company's Chief Financial Officer. In 1996, both individuals resigned from their positions with the Company and have made numerous allegations. The Company is in discussion with the entity and these individuals to determine the extent and validity of these allegations. The Company has canceled 1,400,000 shares of the common stock issued as a fee to raise the capital. The corresponding subscription receivable was also canceled. The Company, in 1997, resolved the dispute with the former officer and issued 800,000 shares of the Company's common stock in full satisfaction.


13.  Recently Issued Accounting Statements
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income consists of net income or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. This statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior period financial statements presented for comparative purposes.

--------------------------------------------------------------------------------