Form 10QSB
period 1998-03-31
MEDICAL DISCOVERIES INC
filed 1998-05-14
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

          For the quarterly period ended        March 31, 1998
                                               ----------------

      Transition report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

          For the transition period from _____________ to ______________

                         Commission File Number: 0-12627
                                                 -------

                            MEDICAL DISCOVERIES, INC.
   -------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

            Utah                                87-0407858
-------------------------------------------------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

                 2985 North 935 East, Suite 9, Layton, UT 84041
   -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 771-0523
   -------------------------------------------------------------------------
                           (Issuer's Telephone Number)

                                       N/A
   -------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,240,567
                                                             -----------
as of April 30, 1998
      ---------------

     Transitional Small Business Disclosure Format (check one)

                                                           Yes   X No
                                                        ===     ===

                            PART I
                    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

     Balance Sheets as of March 31, 1998 (unaudited) and March 31, 1997 (unaudited)

     Statements of Operations for the Three-Month Periods ended March 31, 1998 (unaudited) and March 31, 1997 (unaudited) and since inception through March 31, 1998 (unaudited)

     Statements of Cash Flows for the Three-Month Periods ended March 31, 1998 (unaudited) and March 31, 1997 (unaudited)

     Notes to Unaudited Financial Statements

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                       March 31, 1998      December 31, 1997
                                       --------------         --------------
CURRENT ASSETS
        Cash                             $   3,033               $     764
        Accounts receivable                 19,187                  30,585
        Inventory                           10,500                       0
        Prepaid expenses                     6,792                  10,869
                                         ----------              ----------
          Total Current Assets              39,511                  42,219

PROPERTY AND EQUIPMENT
        Equipment                           72,304                  72,304
        Less: Accumulated depreciation     (27,233)                (23,507)
                                         ----------              ----------
          Net Property and Equipment        45,071                  48,797

OTHER ASSETS                                 2,220                   3,160

Total Assets                             $  86,803               $  94,176
                                         ==========              ==========
CURRENT LIABILITIES
     Accounts payable                   $1,047,764               $ 916,734
     Accrued interest                       25,906                  14,360
     Current maturities of:
        Notes payable                      101,809                 102,591
        Convertible notes payable          291,700                 291,700
                                         ----------              ----------
          Total Current Liabilities      1,467,179               1,325,385

STOCKHOLDERS' EQUITY
     Common Stock, no par value,
        authorized 100,000,000           6,557,317               6,507,317
        shares; 23,240,567 shares
        issued and outstanding at
        March 31, 1998
     Retained deficit                   (7,825,193)             (7,626,026)
     Subscription receivables             (112,500)                112,500
                                        -----------             -----------
     Total Stockholders' Equity         (1,380,376)             (1,231,209)
                                        -----------             -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                 $   86,803              $   94,176
                                        ===========             ===========

                           MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
             FOR THE PERIODS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                 (UNAUDITED)

                                                               Cumulative
                                For the three months          Amounts since
                                   ended March 31,            November 20,
                              --------------------------      1991 (date of
                                 1998             1997          inception)
                              ----------        ---------     -------------
REVENUE
  Revenue and fees            $   2,273         $       0     $    110,473
  Interest                          726                 0           21,617
                              ----------        ----------    -------------
    Total Revenue                 2,999                 0          132,090

COST OF GOODS SOLD                1,250                 0            1,250
                              ----------        ----------    -------------

MARGIN                            1,749                 0          130,840

EXPENSES
  License                             0                 0        1,001,500
  Research and development       73,825               301        1,930,701
  General and administrative    112,923           161,684        4,702,380
  Interest                       14,168                 0 (1)      157,411
                              ----------        ----------    -------------
     Total Expenses             200,916           161,985        7,791,992
                              ----------        ----------    -------------
NET LOSS FROM OPERATIONS       (199,167)         (161,985)      (7,661,152)

OTHER INCOME / (EXPENSE)              0           (11,527)               0
                              ----------        ----------    -------------

LOSS BEFORE INCOME TAXES       (199,167)         (173,512)      (7,661,152)
  AND EXTRAORDINARY ITEM

INCOME TAXES                          0                 0                0
                              ----------        ----------    -------------
LOSS BEFORE EXTRAORDINARY      (199,167)         (175,512)      (7,661,152)
  ITEM

FORGIVENESS OF DEBT                   0                 0        1,235,536
                              ----------        ----------    -------------
NET INCOME                    $(199,167)        $(173,512)    $ (6,425,616)
                              ==========        ==========    =============

INCOME / (LOSS) PER SHARE
  Loss from continuing
  operations                  $   (0.01)        $   (0.01)    $      (0.43)
  Gain from debt
  forgiveness                      0.00              0.00             0.07
                              ----------        -----------   -------------
  Income / (loss) per
  share                      $    (0.01)        $   (0.01)    $      (0.36)
                             ===========        ===========   =============

WEIGHTED AVERAGE NUMBER
  OF SHARES                  23,192,519        21,675,645       17,735,587
                            ============      ==============  =============


(1) Interest expense is included as Other Income / (Expense) in 1Q97.

                           MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
            FOR THE PERIODS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                 (UNAUDITED)

                                                                 Cumulative
                                    For the three months        Amounts since
                                      ended March 31,            November 20,
                                    --------------------        1991 (date of
                                       1998         1997         inception)
                                   -----------   -----------    -------------
OPERATING ACTIVITIES
  Net income (loss) for the
    period                         $ (199,167)   $ (173,512)    $ (6,425,616)
  Add non-cash items
    Common stock issued for
      services and license                  0             0        3,419,236
    Reduction of legal costs                0             0         (130,000)
    Depreciation                        3,726         3,372           28,692
    Loss on disposal of equipment           0             0           30,364
    Gain on debt restructuring              0             0       (1,235,536)
    Write-off receivables                   0             0          193,965
    Decrease (increase) in:
      Receivables                      11,399        11,289            3,870
      Inventory                       (10,500)            0          (10,500)
      Prepaid Expenses                  4,077         4,044           (6,792)
      Other assets                        940             0           (2,220)
    Increase (decrease) in:
      Accounts payable                131,030       (22,329)         891,855
      Accrued expenses                 11,546        (8,751)          47,387
                                    ----------   -----------    ------------
Net Cash from Operations              (46,949)     (140,869)      (3,195,295)

INVESTING ACTIVITIES
  Purchases of equipment                    0          (986)         (95,967)
  Payments received on note
    receivable                              0             0           99,414
                                    ----------   -----------    ------------
Net Cash from Investing Activities       (986)         (986)           3,447

FINANCING ACTIVITIES
  Increase in notes payable                 0        61,000          101,000
  Payment of notes payable               (782)         (675)          (6,570)
  Increase in notes payable                 0             0          316,700
  Equity contributed                        0             0          131,374
  Proceeds from issuance of
     common stock                      50,000        80,134        2,603,159
                                    ----------   -----------    ------------
    Net Cash from Financing
      Activities                       49,218       140,459        3,145,663
                                    ----------   -----------    ------------
NET INCREASE / (DECREASE) IN CASH       2,269        (1,396)             764

CASH, BEGINNING PERIOD                    764        25,307                0
                                    ----------   -----------    ------------
CASH ENDING PERIOD                  $   3,033    $   23,911     $        764
                                    ==========   ===========    ============

                          MEDICAL DISCOVERIES, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 1998

NOTES TO UNAUDITED FINANCIAL STATEMENTS


The unaudited financial statements include the accounts of Medical Discoveries, Inc. and include all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1998 and the results of operations and changes in financial position for the three-month period ended March 31, 1998. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company is in the process of establishing a "consumer products" division (MDI Healthcare Systems) as part of its strategy of developing certain aspects of its core technologies for commercialization. MDI recorded its first revenues from its consumer products division for the period from April 1, 1998 to May 15, 1998. MDI reduced its year-to-date general and administrative expense to $112,923 from $161,684 in 1Q1998 compared to 1Q1997 by increased efficiencies in its operations. Funding for on-going operations is discussed in the "Additional Funding is Required" section below.

DEVELOPMENT OF NEW/IMPROVED TECHNOLOGY. During the last quarter, the Company has continued to focus its research and development activities to further enhancing its core technologies. Chief among these efforts (which are in the process of patent applications) is the capability of developing a new generation of consumer products utilizing its "electrolyzed saline waters". These variations of the Company's patented core technologies, and resultant commercially viable products, better enable the Company to aggressively pursue new markets outside of its traditional "pharmaceutical research and development operations" with a wide variety of applications. Included among these new target markets are applications in the newly evolving skin care "cosmeceutical" industry, home water purification, and "bottled waters".

These new markets represent significant revenue generating opportunities for the Company in the near term, and the Company is presently developing the appropriate infrastructure to aggressively pursue these markets.

The Company remains committed to the pursuit of establishing MDI-P as an effective liquid chemical sterilant for the sterilization of surgical instruments, and developing MDI-P as an effective anti-bacterial, anti-viral and anti-fungal pharmaceutical.

PLANS TO FORM A NEW CONSUMER PRODUCTS DIVISION. MDI is in the final stages of establislihig a new operating division focused on the commercialization of products targeted at the health and wellness, cosmetic, home water purification systems and "bottled waters" markets. The products to be marketed by this new division will be a combination of proprietary products internally developed as well as unique products sourced from strategic partners located in the United States and certain international markets.

STRATEGIC ALLIANCE. MDI has initiated discussions with a privately held company specializing in the research, development, and commercialization of proprietary products in the health care industry. It is anticipated that these discussions will conclude in the establishment of "joint venture" health care company focused on the identification, exploration, validation, development and commercialization of new innovative solutions to existing and newly emerging health care problems and opportunities.

MANAGENIENT AND SCIENTIFIC BOARD ADDITIONS. William J. Novick, Jr., Ph.D., Chief Technical Officer was promoted to the position of Vice President, and will serve as an Officer of the Corporation.

Osao Sumita, Ph.D., has joined the Company as Sr. Director, Engineering and Technology Development. Dr. Sumita has spent nearly 20 years in research and development in the field of electrolysis and related technologies. Since 1992 he has been president and founder of Coherent Technologies (Tokyo, Japan) a research and development firm specializing in the development of proprietary electrolysis technology systems. Dr. Sumita received his Doctorate from the Tokyo Institute of Technology, Tokyo, Japan, and is the holder of several patents in the field of electrolysis. In this newly created position, Dr. Sumita will be responsible for technology development and related research activities.

Mr. Neal G. Ofiesh has recently joined the company as National Sales Director, Consumer Products. Mr. Ofiesh has been actively engaged in the sales, distribution and management of sales activities for a number of companies in the field of water purification systems, cosmetics and related consumer products. In this newly created position, Mr. Ofiesh will provide the Company with proven expertise in establishing a national distribution network for the Company's consumer products. Prior to joining the Company, Mr. Ofiesh was affiliated with the MeLaLeuca, Natural World and NSA corporations.


PATENT ACTIVITY. The Company was notified by the US Patent Office that another patent for its MDI-P technology was issued. The patent number is titled "Electrically Hydrolyzed Salines as Microbicides" and is for a microbiocidal solution for in vivo and in vitro treatment of microbial infections. This brings to six the current number of patents issued for the Company's core technologies. Additionally, the Company received notice of allowance of another patent from the US Patent Office for the use of MDI-P "Electrically Hydrolyzed Salines as Microbicides".


JAPANESE MARKET OPPORTUNITIES AND ANALYSIS. MDI is continuing discussions regarding licensing and other business development relationships with several Japanese companies. There is strong interest in the medical pharmaceutical market applications of the Company's proprietary compound, MDT-P. MDI is actively discussing potential alliances with several Japanese companies to jointly collaborate in this area using the Company's patented technologies and drawing on its experience in the medical area with its Scientific Advisory Board.

In December of 1997, MDI was invited to present an update of its research activities at the annual Functional Water Society Foundation in Tokyo, Japan. Dr. Novick, the Company's Chief Technical Officer, presented the results of the research work of Aldonna Baltch, MD and her colleagues at the Stratton VA Medical Center, Albany, New York. Dr. Baltch's in-vitro research activities have confirmed the effectiveness of MDI-P as an efficient anti-fungal compound through the complete destruction of the fungus Candida Albicans.


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

FUNDING. In January 1998, the Company raied $50,000 in exchage for 270,270 shares of common stock at $0.1875 per share and warrants to purchase 540,540 shares of stock at $1.00 per share.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation and there has been no change in any with regard to any potential legal dispute since the filing of the Company's 10KSB for the year ended December 31, 1997.


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



                                       MEDICAL DISCOVERIES, INC.



Date: May 15, 1998                     /s/ Lee F. Kulas
                                       ---------------------------
                                       President and Chief Executive Officer