Form 10QSB
period 1998-06-30
MEDICAL DISCOVERIES INC
filed 1998-08-13
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

          For the quarterly period ended        June 30, 1998
                                               ----------------

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


                                 (801) 771-0523
    -----------------------------------------------------------------------
                           (Issuer's Telephone Number)

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


     State the number of shares  outstanding of each of the issuer's  classes of
common equity, as of the latest practicable date:   as of July 31, 1998
                                                    -------------------

     Transitional Small Business Disclosure Format (check one)

                                                           Yes   X No
                                                        ===     ===

                            PART I
                    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

     Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997 (unaudited)

     Statements of Operations for the Three-Month Periods ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited) and the Six-Month Periods ended June 30, 1998 (unaudited) and June 30, 1997 and since inception through June 30, 1997 (unaudited).

     Statements of Cash Flows for the Six-Month Periods ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited) Notes to Unaudited Financial Statements

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                       June 30, 1998       December 31, 1997
                                      --------------      ------------------
CURRENT ASSETS
        Cash                            $  205,949              $      765
        Accounts receivable                 11,477                  30,585
        Inventory                            6,750                       0
        Prepaid expenses                     2,715                  10,869
                                        -----------             -----------
          Total Current Assets             226,891                  42,219

PROPERTY AND EQUIPMENT
        Equipment                           76,304                  72,304
        Less: Accumulated depreciation     (31,027)                (23,507)
                                        -----------             -----------
          Net Property and Equipment        45,277                  48,797

OTHER ASSETS
        Investment in Regenere, Inc.        75,000                       0
        Deposits                             2,220                   3,160

Total Assets                            $  349,388              $   94,176
                                        ===========             ===========
CURRENT LIABILITIES
     Accounts payable                   $1,107,679              $  916,734
     Accrued interest                       20,271                  14,360
     Current maturities of:
        Notes payable                      101,000                 102,591
        Convertible notes payable          291,700                 291,700
                                         ----------             -----------
          Total Current Liabilities      1,520,650               1,325,385

STOCKHOLDERS' EQUITY
     Common Stock, no par value,
        authorized 100,000,000           6,938,997               6,507,317
        shares; 23,240,567 shares
        issued and outstanding at
        June 30, 1998
     Retained deficit                   (7,997,759)             (7,626,026)
     Subscription receivables             (112,500)               (112,500)
                                        -----------             -----------
     Total Stockholders' Equity         (1,171,262)             (1,231,209)
                                        -----------             -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                 $  349,388              $   94,176
                                        ===========             ===========


                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
              FOR THE PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


                                                                                              Cumulative
                              For the three months             For the six months          Amounts since
                                 ended June 30,                  ended June 30,             November 20,
                            ------------------------------   -----------------------------   1991 (date of
                                  1998               1997          1998              1997       inception)
                            -----------        -----------   -----------       -----------   -------------
REVENUE
  Product sales             $   10,574         $        0    $   12,847        $        0    $     12,847
  Clinical fees                      0                  0             0                 0         108,200
  Interest                         432                  0         1,158                 0          22,049
                            -----------        -----------   -----------       -----------   -------------
    Total Revenue               11,006                  0        14,005                 0         143,096

COST OF GOODS SOLD               3,750                  0         5,000                 0           5,000
                            -----------        -----------   -----------       -----------   -------------
GROSS MARGIN                     7,256                  0         9,005                 0         138,096

EXPENSES
  License                            0                  0             0                 0       1,001,500
  Research and development      71,662             29,363       145,487            29,664       2,002,363
  General and administrative    96,109             57,037       209,032           218,721       4,798,489
                            -----------        -----------   -----------       -----------   -------------
     Total Expenses            167,771             86,400       354,519           248,385       7,802,352
                            -----------        -----------   -----------       -----------   -------------
NET LOSS FROM OPERATIONS      (160,515)          (187,488)     (345,514)         (248,385)     (7,664,256)

OTHER INCOME / (EXPENSE)        12,051            (19,703)       26,219           (31,230)        117,024
                            -----------        -----------   -----------       -----------   -------------

LOSS BEFORE INCOME TAXES      (172,566)          (106,103)     (371,733)         (279,615)     (7,547,232)
  AND EXTRAORDINARY ITEM

INCOME TAXES                         0                  0             0                 0               0
                            -----------        -----------   -----------       -----------   -------------
LOSS BEFORE EXTRAORDINARY     (172,566)          (106,103)     (371,733)         (279,615)     (7,547,232)
  ITEM

FORGIVENESS OF DEBT                  0                  0             0                 0       1,235,536
                            -----------        -----------   -----------       -----------   -------------
NET INCOME                  $ (172,566)        $ (106,103)   $ (371,733)       $ (279,615)   $ (6,311,696)
                            ===========        ===========   ===========       ===========   =============

INCOME / (LOSS) PER SHARE
  Loss from continuing
  operations                $    (0.01)        $    (0.00)   $    (0.02)       $    (0.01)   $      (0.42)
  Gain from debt
  forgiveness                     0.00               0.00          0.00              0.00            0.07
                            -----------        -----------   -----------       -----------   -------------
  Income / (loss) per
  share                     $    (0.01)        $    (0.00)   $    (0.02)       $    (0.01)   $      (0.35)
                            ===========        ===========   ===========       ===========   =============

WEIGHTED AVERAGE NUMBER
  OF SHARES                  23,577,472         21,879,944    23,376,004        21,778,359      17,963,338
                            ===========        ===========   ===========       ===========   =============

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE PERIODS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)

                                                                  Cumulative
                                    For the three months         Amounts since
                                      ended June 30,              November 20,
                                   --------------------------    1991 (date of
                                        1998         1997          inception)
                                   ------------   -----------    -------------
OPERATING ACTIVITIES
  Net income (loss) for the
    period                         $  (371,733)   $ (279,615)    $ (6,598,182)
  Add non-cash items
    Common stock issued for
      services and license                   0             0        3,419,236
    Reduction of legal costs                 0             0         (130,000)
    Depreciation                         7,520         7,628           32,489
    Loss on disposal of equipment            0             0           30,364
    Gain on debt restructuring               0             0       (1,235,536)
    Write-off receivables                    0             0          193,965
    Decrease (increase) in:
      Receivables                       19,109        22,485           11,580
      Inventory                         (6,750)            0           (6,750)
      Prepaid Expenses                   8,154         8,088           (2,715)
      Other assets                         940        (1,090)          (2,220)
    Increase (decrease) in:
      Accounts payable                 190,945       112,386          951,770
      Accrued expenses                   5,911       (16,066)          41,752
                                    -----------   -----------    -------------
Net Cash from Operations              (145,904)     (145,824)      (3,294,250)

INVESTING ACTIVITIES
  Purchases of equipment                (4,000)       (5,082)         (99,967)
  Payments received on note
    receivable                               0             0           99,414
  Investment in Regenere               (75,000)            0           75,000
                                    -----------   -----------    -------------
Net Cash from Investing Activities     (79,000)       (5,082)         (75,553)

FINANCING ACTIVITIES
  Increase in notes payable                  0             0          101,000
  Payment of notes payable              (1,591)       (1,385)          (8,161)
  Increase in notes payable                  0             0          316,700
  Equity contributed                         0             0          131,374
  Proceeds from issuance of
     common stock                      431,680       147,500        3,034,839
                                    -----------   -----------    -------------
    Net Cash from Financing
      Activities                       430,089       146,115        3,575,752
                                    -----------   -----------    -------------
NET INCREASE / (DECREASE) IN CASH      205,185        (4,791)         205,949

CASH, BEGINNING PERIOD                     764        25,306                0
                                    -----------   -----------    -------------
CASH ENDING PERIOD                  $  205,949    $   20,515     $    205,949
                                    ===========   ===========    =============

                            MEDICAL DISCOVERIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

NOTES TO UNAUDITED FINANCIAL STATEMENTS


The unaudited financial statements include the accounts of Medical Discoveries, Inc. and include all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1998 and the results of operations and changes in financial position for the three-month period ended June 30, 1998. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OPERATIONS AND LIQUIDITY.

MDI had booked revenue of $12,847 for the period from January 1, 1998 to June 30, 1998 compared to no revenue for the same period in 1997. The revenue results from initial sales of imported functional water machines. The company spent $145,487 in research and development costs during the first six months of 1998 compared to $29,664 for the same period in last year. The increased spending reflects the additional testing the Company is conducting on MDI-P to progress the FDA application process. MDI reduced its General and Administrative expense by 4 percent to $209,032 from $218,721. Funding for on-going operations is discussed in the "Additional Funding is Required" section below. The company has established a "consumer products" division (MDI HealthCare Systems) as part of its strategy of developing certain aspects of its core technologies for commercialization.

DEVELOPMENT OF NEW/IMPROVED TECHNOLOGY

During the last quarter, the Company has continued to focus its research and development activities to further enhancing its core technologies. Chief among these efforts (which are in the process of patent applications) is the capability of developing a new generation of consumer products utilizing its "e1ectrclyzed saline water". These variations of the Company's patented core technologies and resultant commercially viable products better enable the Company to aggressively pursue markets outside of its traditional pharmaceutical research and development operations. Included among these new target markets are applications; in the newly evolving skin care "Cosmeceuticals (tm)" industry, home water purification, and bottled waters.

These markets represent  significant revenue opportunities in the near term, and
the  Company  is  presently   developing  the  appropriate   infrastructure   to
aggressively pursue this business.

The Company remains committed to its pursuit of establishing MDI-P as an effective compound targeted against the HIV/AIDS virus, developing MDI-P as an effective anti-bacterial, and anti-fungal pharmaceutical, and other applications such as the sterilization of surgical and dental instruments.

FORMATION OF A NEW CONSUMER PRODUCTS DIVISION

MDI has established a new operating division: MDI HealthCare Systems, focused on the commercialization of products targeted at the health and wellness, cosmetic, home water-purification systems and bottled water markets. The products being marketed by this new division will be a combination of proprietary products internally developed as well as unique products sourced from strategic partners located in the United States and certain international markets. The focus of MDI HealthCare Systems will be the marketing and sales of water purification systems targeted at the home, food industry and industrial applications. The electrolysis based Ionizer systems are sourced under agreements with various manufacturers in Japan and Korea.

This   is   a   first   stage   in   a   plan   to   eventually   establish   an
assembly/manufacturing operation within the United States in the area of product development, manufacturing, and after sales service.

JOINT VENTURE.

MDI has completed a joint venture agreement with Advanced Bio-Technologies, Inc., a privately held company specializing in the research, development, and commercialization of proprietary products in the wound treatment, scar therapy and skin care industry. The new company, Regenere, Inc. ("Regenere"), was established on July 6, 1998 as a Cosmeceuticals health care company focused on the identification, exploration, validation, development and commercialization of innovative solutions for scar therapy, wound healing, and skin care and repair.

Medical Discoveries, Inc. owns a 50% interest in Regenere. Lee F. Kulas, MDI President and CEO has been named a Director and Chairman of the Board of Regenere. Mr. Alvin Zidell, also a Director of MDI, has also been named a Director of Regenere.

EXCLUSIVE DISTRIBUTION AGREEMENT AWARDED TO MDI

On July 31, 1998, Medical Discoveries, Inc. entered into an exclusive distribution agreement with Hattori Seshi Company for distribution of its products in the following markets: United States, Europe, South America, India, and Canada.

Hattori Seshi Company, located in Japan, is a proprietary manufacturer of certain cosmetic and skin care products targeted at the scar therapy and wound healing markets. These products will play an integral role in the new joint venture, Regenere, as well as MDI HealthCare System division.

In addition, both MDI and Hatori Seshi have initiated joint development activities using the combined proprietary technologies of each company in developing a new generation of products aimed at the Cosmeceuticals markets.

MANAGEMENT ADDITIONS

Scott Wood was named to the position of Chief Financial Officer and will serve as an Officer of the Corporation. Mr. Wood has extensive experience in emerging companies and has a background in distribution, manufacturing, and technology development.

PATENT ACTIVITY

The Company has announced the filing of a new patent in Japan covering a broad range of claims for its core technologies. The Company will file similar patents in the USA in the near future.

JAPANESE MARKET OPPORTUNITES AND ANALYSIS.

MDI is continuing discussions regarding licensing and other business development relationships with several Japanese and Korean companies.

There continues to be strong interest in the medical pharmaceutical market applications of the Company's proprietary compound, MDI-P for applications in Japanese and other foreign markets. MDI is actively discussing potential alliances with several of these companies to jointly collaborate in this area using the Company's patented technologies and drawing on its experience in thc medical area with its Scientific Advisory Board

FUNDING

In June 1998, the Company raised $300,000 in exchange for 400,000 shares of common stock at a price of $0.75 per share, warrants to purchase 800,000 shares of stock at prices ranging from $0.75 to $1.50 per share, and certain exclusive limited distribution rights for the Company's own products as well as products from Regenere. A private financial group consisting of USA-based medical doctors representing a variety of specialties provided the funding. Upon completion of the entire funding package contemplated by the funding arrangement, MDI would raise up to $3.5 million from the private financial group. In connection with this funding, MDI will receive additional investment consulting services from an investment banking concern in exchange for 120,000 warrants to purchase the Company's common stock at $0.001 per share, and 500,000 warrants to purchase the Company's common stock at prices ranging from $0.50 to $0.75 per share. The bulk of this funding will be spent on validation testing required for submission to the FDA of an Investigational New Drug application (IND) for MDI-P targeted against the HIV/AIDS virus.

Additionally, the Company is continuing a rigorous approach in each of its research and testing programs that continue to show promise and generate valuable scientific data for eventual FDA approvals submission.

ADDITIONAL FUNDING IS REQUIRED. Management intends to raise substantial additional funds in private stock offerings in the near future in order to meet its near-term funding requirements with a special emphasis in Japan. In the future, management anticipates the need to raise substantial additional bands in public stock offerings as well. As additional funds are raised, the Company intends to commence paying salaries to its officers. The Company also intends at that time to hire additional technical and administrative personnel.

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



                                       MEDICAL DISCOVERIES, INC.



Date: August 13, 1998                  /s/ Lee F. Kulas
                                       ---------------------------
                                       President and Chief Executive Officer