Form 10QSB
period 1998-09-30
MEDICAL DISCOVERIES INC
filed 1998-11-16
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

          For the quarterly period ended        Sept. 30, 1998
                                               --------------------

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


                        (801) 771-0523
------------------------------------------------------------------------
                  (Issuer's Telephone Number)

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,240,634
                                                             -----------
as of October 31, 1998
      ----------------

     Transitional Small Business Disclosure Format (check one)

                                                           Yes   X No
                                                        ===     ===

                            PART I
                    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

     Balance Sheets as of Sept. 30, 1998 (unaudited) and December 31, 1997 (unaudited).

     Statements of Operations for the Three-Month Periods ended Sept. 30, 1998 (unaudited) and Sept. 30, 1997 (unaudited) and the Nine-Month Periods ended Sept. 30, 1998 (unaudited) and Sept. 30, 1997 and since inception through Sept. 30, 1997 (unaudited).

     Statements of Cash Flows for the Nine-Month Periods ended
     Sept. 30, 1998 (unaudited) and Sept. 30, 1997 (unaudited).

     Notes to Unaudited Financial Statements.

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEET
           AS OF SEPT. 30, 1998 AND DECEMBER 31, 1997
                          (UNAUDITED)

                                       Sept. 30, 1998      December 31, 1997
                                       --------------     ------------------
CURRENT ASSETS
        Cash                             $ 151,858               $     765
        Accounts receivable                  3,761                  30,585
        Inventory                          134,500                       0
        Prepaid expenses                    15,089                  10,869
                                         ----------              ----------
          Total Current Assets             305,208                  42,219

PROPERTY AND EQUIPMENT
        Equipment                          105,248                  72,304
        Less: Accumulated depreciation     (34,492)                (23,507)
                                         ----------              ----------
          Net Property and Equipment        70,756                  48,797

OTHER ASSETS
        Deposits                               900                   3,160

Total Assets                             $ 376,864               $  94,176
                                         ==========              ==========
CURRENT LIABILITIES
     Accounts payable                   $1,302,858               $ 916,734
     Accrued interest                       32,072                  14,360
     Current maturities of:
        Notes payable                      106,000                 102,591
        Convertible notes payable          291,700                 291,700
                                         ----------              ----------
          Total Current Liabilities      1,732,630               1,325,385

STOCKHOLDERS' EQUITY
     Common Stock, no par value,
        authorized 100,000,000           7,138,997               6,507,317
        shares; 24,240,634 shares
        issued and outstanding at
        Sept. 30, 1998
     Retained deficit                   (8,382,263)             (7,626,026)
     Subscription receivables             (112,500)               (112,500)
                                        -----------             -----------
     Total Stockholders' Equity         (1,355,766)             (1,231,209)
                                        -----------             -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                 $  376,864              $   94,176
                                        ===========             ===========


                           MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE PERIODS ENDED SEPT. 30, 1998 AND SEPT. 30, 1997
                                 (UNAUDITED)

                                                                                              Cumulative
                              For the three months             For the nine month           Amounts since
                                 ended Sept. 30,                  ended Sept. 30,             November 20,
                            ----------------------------    ----------------------------   1991 (date of
                                 1998              1997          1998              1997       inception)
                            ----------          --------    ----------        ----------     -----------

REVENUE
  Product sales             $   4,837         $       0     $  17,684        $        0     $    17,684
  Clinical fees                     0                 0             0                 0         108,200
  Interest                      1,357                 0         2,515                 0          23,406
                            ----------        ----------    ----------        ----------    ------------
    Total Revenue               6,194                 0        20,199                 0         149,290

COST OF GOODS SOLD              2,250                 0         7,250                 0           7,250
                            ----------        ----------    ----------        ----------    ------------
GROSS MARGIN                    3,944                 0        12,949                 0         142,040

EXPENSES
  License                           0                 0             0                 0       1,001,500
  Research and development    131,530            50,407       277,017            30,071       2,133,893
  General and administrative  243,679            79,577       452,711           298,298       5,042,168
                            ----------        ----------    ----------        ----------    ------------
     Total Expenses           375,209           129,984       729,728           328,369       8,177,561
                            ----------        ----------    ----------        ----------    ------------
NET LOSS FROM OPERATIONS     (371,265)         (129,984)     (716,779)         (328,369)     (8,035,521)

OTHER INCOME / (EXPENSE)     ( 13,237)          (10,775)      (39,459)          (42,005)        103,787
                            ----------        ----------    ----------        ----------    ------------

LOSS BEFORE INCOME TAXES     (384,502)         (140,759)     (756,238)         (370,374)     (7,931,734)
  AND EXTRAORDINARY ITEM

INCOME TAXES                        0                 0             0                 0               0
                            ----------        ----------    ----------        ----------    ------------
LOSS BEFORE EXTRAORDINARY    (384,502)         (140,759)     (756,235)         (370,374)     (7,931,734)
  ITEM

FORGIVENESS OF DEBT                 0                 0             0                 0       1,235,536
                            ----------        ----------    ----------        ----------    ------------
NET INCOME                  $(384,502)        $(140,759)    $(756,235)        $(370,374)    $(6,696,198)
                            ==========        ==========    ==========        ==========    ============

INCOME / (LOSS) PER SHARE
  Loss from continuing
  operations                 $   (0.02)     $    (0.01)      $  (0.03)       $    (0.01)     $   (0.44)
  Gain from debt
  forgiveness                     0.00            0.00           0.00              0.00           0.07
                            -----------      -----------    ------------      -----------    ------------
  Income / (loss) per
  share                     $    (0.02)      $   (0.01)    $    (0.03)        $   (0.01)     $   (0.37)
                            ===========     ============    ============      ===========     ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES                  23,997,410      22,060,975      23,897,943        21,873,600      18,184,851
                            ===========     ============    ============      ===========     ===========

                           MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE PERIODS ENDED SEPT. 30, 1998 AND SEPT. 30, 1997
                                 (UNAUDITED)

                                                                 Cumulative
                                    For the nine months         amounts since
                                      ended June 30,            November 20,
                                   -------------------------    1991 (date of
                                       1998         1997         inception)
                                   -----------   -----------    -------------
OPERATING ACTIVITIES
  Net income (loss) for the
    period                         $ (756,237)   $ (266,067)    $ (6,982,686)
  Add non-cash items
    Common stock issued for
      services and license                  0       313,508        3,419,236
    Reduction of legal costs                0             0         (130,000)
    Depreciation                       10,985         9,311           35,951
    Loss on disposal of equipment           0             0           30,364
    Gain on debt restructuring              0      (673,486)      (1,235,536)
    Write-off receivables                   0             0          193,965
    Decrease (increase) in:
      Receivables                      26,825        31,566           19,296
      Inventory                      (134,500)            0         (134,500)
      Prepaid Expenses                 (4,220)       51,035          (15,089)
      Other assets                      2,260             0             (900)
    Increase (decrease) in:
      Accounts payable                386,124        52,227        1,146,949
      Accrued expenses                 17,712         9,678           53,553
                                    ----------   -----------    ------------
Net Cash from Operations             (222,172)     (472,228)      (3,599,397)

INVESTING ACTIVITIES
  Purchases of equipment              (32,944)      (19,611)        (128,911)
  Payments received on note
    receivable                              0             0           99,414
                                    ----------   -----------    ------------
Net Cash from Investing Activities    (32,944)      (19,611)         (29,497)

FINANCING ACTIVITIES
  Increase in notes payable                 0        12,545          101,000
  Payment of notes payable             (3,409)            0           (3,161)
  Increase in notes payable                 0             0          316,700
  Equity contributed                        0             0          131,374
  Proceeds from issuance of
     common stock                     631,680       485,000        3,234,839
                                    ----------   -----------    ------------
    Net Cash from Financing
      Activities                      635,089       497,545        3,780,752
                                    ----------   -----------    ------------
NET INCREASE / (DECREASE) IN CASH     151,094         5,706)         151,858

CASH, BEGINNING PERIOD                    764        37,833                0
                                    ----------   -----------    ------------
CASH ENDING PERIOD                  $ 151,858    $   43,539     $    151,858
                                    ==========   ===========    ============

                          MEDICAL DISCOVERIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               Sept. 30, 1998

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The unaudited financial statements include the accounts of Medical Discoveries, Inc. and its subsidiary, MDI HealthCare Systems, Inc.
and include all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of Sept. 30, 1998 and the results of operations and changes in financial position for the three-month period ended Sept. 30, 1998. The results of operations for the three months ended Sept. 30, 1998 are not necessarily indicative of the results to be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


OPERATIONS AND LIQUIDITY.

MDI had booked revenue of $17,684 for the period from January 1, 1998 to Sept. 30, 1998 compared to no revenue for the same period in 1997. The revenue results from preliminary market preference testing of Electrolyzed Ionizer Water purification devices targeted at the home health care markets. The company spent $277,017 in research and development costs during the first nine months of 1998 compared to $30,071 for the same period in last year. The increased spending reflects the final stage testing of the Company's novel drug "MDI-P" targeted at the HIV/AIDS disease in preparation for filing an Investigational New Drug Application ("IND") with the Food and Drug Administration ("FDA"). MDI increased its General and Administrative expense by 52 percent to $452,711 from $298,298. This increase is mainly a result of the launch of the MDI HealthCare Systems, Inc. subsidiary. In addition to the start-up expenses, the company has purchased inventory valued at $130,000 and production equipment for $24,855 for the new company. The company is currently in negotiations related to convertible notes payables totaling $291,700 which mature at various dates from October 12, 1998 to February 12, 1998. MDI seeks to extend payment terms on these notes. Funding for on-going operations and current maturities of notes payable is discussed in the "Additional Funding is Required" section below.


TECHNOLOGY UPDATE

MDI continues validation testing of its novel drug "MDI-P" targeted at the HIV/AIDS disease. In testing during the last quarter, MDI-P was shown to be capable of killing HIV in cell cultures without mortality to the cells. In addition, toxicity studies have been initiated and a final report will be available by the second quarter 1999. As a pre-cursor to an IND application at the FDA, MDI has also initiated microbiology studies. These studies should be completed by February 1999. Before an IND can be progressed, the Company will need to complete more in-vitro HIV studies and chemical characterization studies. The Company anticipates these studies will completed and that an IND can be filed during the second quarter of 1999. If the FDA accepts the IND, MDI will be able to begin clinical trials in the third quarter of 1999. Progress of the Company's plan for submission to the FDA of an IND Application depends on the continued success of the toxicity, microbiology, studies and the completion of the chemical characterization work and sufficient funding to complete testing. See "Additional Funding Required" section below. While results to date continue to show promise, the Company can provide no assurance the technology will eventually be proven.

JOINT VENTURE ACTIVITIES

MDI entered into a Joint Venture Agreement in July 1998 with Advanced Bio-Technologies, Inc. ("ABT"). MDI and ABT formed a joint venture company named Regenere, Inc. to pursue certain targeted markets in the skin care cosmeceuticals area.

Regenere, Inc., a subsidiary of Medical Discoveries, Inc. has retained Nevada counsel to enforce its rights under the Joint Venture Agreement with Advanced BioTechnologies, Inc. to account for proceeds delivered to former officers and directors and for a declaration from the courts to its rights in the matter.

Existing management of Regenere Inc. does not believe that the lawsuit will affect the Company's ability to achieve its Business Plan, and that this lawsuit will not affect the ongoing activities of Medical Discoveries, Inc., which is not a party to the action.


NEW CONSUMER PRODUCTS SUBSIDIARY

MDI's new operating division, MDI HealthCare Systems, has been established as a separate corporation named MDI HealthCare Systems, Inc. ("MDI-HCS"). MDI-HCS is a wholly owned subsidiary of MDI. The establishment of MDI-HCS as a separate corporation allows MDI-HCS to develop a separate corporate identity consistent with the needs of the cosmeceuticals health care industry focused on the identification, exploration, validation, development and commercialization of innovative solutions for scar therapy, wound healing, and skin care and repair. This strategy is consistent with the Company's intention to utilize certain of its proprietary technologies, intellectual property and key personnel resources to enter less restrictive consumer markets which offer rapid revenue producing opportunities. MDI-HCS anticipates a first quarter 1999 product launch of its InvisiScar (tm), Aqua-Cleanse (tm), and Beautification Face Mask (tm) product lines.

Jack Kushner has joined MDI-HCS as Vice-President, Research & Development. Mr. Kushner is responsible for the development of a number of wound care products and provides a new dimension to the Company's consumer products subsidiary. MDI-HCS is negotiating various distribution agreements for its products that should be completed during the fourth quarter of 1998 and the first quarter of 1999. The Company is developing production capacity and a distribution channel. The success of MDI-HCS depends on the Company's ability to properly finance the product launch and the response of competitive products. See "Additional Funding Required" section below.


PATENT ACTIVITY

The Company has filed an additional patent with the US Patent and Trademark Office on newly developed electrolysis technology that has been developed by the Japan-based research and development team.


FUNDING

In September 1998, the Company raised $200,000 in exchange for 266,667 shares of common stock at a price of $0.75 per share, warrants to purchase 533,334 shares of stock at prices ranging from $0.75 to $1.50 per share, and certain exclusive limited distribution rights for the Company's own products as well as products from MDI-HCS. A private financial group consisting of USA-based medical doctors representing a variety of specialties provided the funding. In connection with this funding, MDI will receive additional investment consulting services from an investment banking concern in exchange for 80,000 warrants to purchase the Company's common stock at $0.001 per share, and 333,333 warrants to purchase the Company's common stock at prices ranging from $0.50 to $0.75 per share. The bulk of this funding will be spent on validation testing required for submission to the FDA of an IND application for MDI-P targeted against the HIV/AIDS virus and to meet the cash requirements of MDI-HCS.

MDI TRUST FUND NOTES. The company has various notes totaling $289,200 with due dates ranging from October 11, 1998 to February 11, 1999due to the MDI Investment Trust. At the request of the beneficiaries of the Trust, MDI has arranged for extended payment terms of the notes to be paid directly to the beneficiaries of the Trust. MDI will need to raise an additional $289,200 to repay the beneficiaries over the next three months.

ADDITIONAL FUNDING IS REQUIRED. Management intends to raise substantial additional funds in private stock offerings in the near future in order to meet its near-term funding requirements. In the future, management anticipates the need to raise substantial additional funds in public stock offerings as well. The funds to be raised will be used in the following areas: 1) submission of an IND Application with the FDA for it novel Anti-HIV/AIDS drug, 2) the launch of MDI-HCS, 3) payment of the MDI Trust Fund obligations, 4) commencement of payment of salaries to Company personnel, and 5) at such time as funds become available, the prior debts of the company.

                             PART II
                         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Regenere, Inc., a subsidiary of Medical Discoveries, Inc. has commenced legal action against Advanced Bio-Technologies, Inc. its former Joint Venture partner in order to enforce its rights under the Joint Venture Agreement with Advanced Bio-Technologies, Inc. to account for proceeds delivered to former officers and directors and for a declaration from the courts to its rights in the matter. Medical Discoveries, Inc, is not a party to the action.

The company anticipates no other litigation and no other litigation is pending.


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



                             MEDICAL DISCOVERIES, INC.



Date: November 13, 1998      /s/ Lee F. Kulas
                             ---------------------------
                             President and Chief Executive Officer