Form 10KSB
period 1998-12-31
MEDICAL DISCOVERIES INC
filed 1999-04-16
CIK 748790

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
  X      Annual Report Under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1998
                                   -----------------

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

The Company had revenues totaling $18,409 from operations during the fiscal year ended December 31, 1998.

The aggregate market value of the voting stock held by nonaffiliates of the registrant (24,807,921 shares) is approximately $8,062,574. The aggregate market value has been computed by reference to the average bid and asked prices of such stock ($0.325 per share) as of March 31, 1999 (which date is within 60 days of the filing of this Form 10-KSB/A).

The number of shares outstanding of the issuer's Common Stock as of March 31, 1999 was 26,473,625.

                                     PART I

ITEM 1.  BUSINESS OVERVIEW


THE COMPANY

Medical Discoveries, Inc. ("MDI" or the "Company") has developed a technology (hereafter "MDI-P") that appears to have the ability to destroy certain viruses and bacteria. This technology may also have the ability to kill other infectious agents, possibly including pathogenic fungi and parasites, and may possibly be used as a sterilizing agent for medical and dental instruments. This technology may also potentially be used to remove or inactivate infectious agents in human and animal blood-derived products, such as plasma and gamma globulin. The Company has extended this core technology to preliminary investigations of a wide variety of "electrolysis technologies" which may have applications in the cosmetic, home water purification and skin care markets.

In addition to its base business, the Company expanded into related technologies in 1998 by forming MDI HealthCare Systems, Inc. ("MDI-HCS"), a wholly-owned subsidiary. MDI-HCS seeks to take advantage of various products it has developed in the skin care industry for scar therapy, wound care and skin repair.

The Company remains committed to its pursuit of establishing its electrolysis technologies and patents as an effective anti-bacterial, anti-viral and anti-fungal products for in-vitro and in-vivo applications and to developing an effective liquid chemical sterilant for the sterilization of surgical instruments.

MDI is a development stage company. The Company needs to raise additional funding to continue development of its technology and to submit its technology to the Food and Drug Administration(the "FDA") for approval. FDA approval is required for commercialization of the Company's core technology.


THE PRODUCT

The  Company's  product is  referred  to as MDI-P.  MDI-P  stands  for  "Medical
Discoveries, Inc.-Pharmaceutical." In the potential IN-VIVO applications, targeted at treating certain human diseases, the MDI-P compound would be administered either intravenously, orally, nasally or topically as required. Electrolysis is the method whereby a certain type of electric current is passed through a saline solution. The electrical current causes the chemicals in the saline solution to alter, producing a variety of chemical compounds. Different electrical currents produce different concentrations of these and related products. In previously published scientific literature, electrolyzed saline solutions have been shown to have an intense microbicidal effect.

In the potential IN-VITRO applications, such as the sterilization of surgical instruments, will require washing and/or submersion of the surgical instruments into the electrolysis solution.

Electrolysis technology such as that which has been developed and is in development by the Company, has received rapid and intense attention in Japan. In support of this technology, the Japanese government has established a special organization to study the applications for this technology. The name for this organization is the Function Water Foundation. Japan currently has as many as 35 separate companies developing products to make the benefits of function water available for a wide variety of applications. The activity in Japan is an excellent opportunity to develop key relationships that will enhance the company's understanding and development of these technologies as MDI prepares to enter worldwide markets in the future, either separately or in strategic alliance with several of these companies.


PATENTS AND PATENT APPLICATIONS

MDI has been issued the following six patents:

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

"Electrically Hydrolyzed Salines as Microbicides", issued March 24, 1998. This is a patent on the product MDI-P produced by the Company's technology.

MDI has other patent applications pending which, if allowed, will provide protection for the technologies described in said patents.

In addition, the Company has made use of the Patent Treaty Cooperative to extend its patent protection to countries in the European Union, Canada, Mexico, and Japan.


RESEARCH AND DEVELOPMENT

MDI is a development stage company with limited resources. During the two fiscal years ended December 31, 1997 and 1998 the Company spent $ 149,820 and $ 415,415 respectively on research and development. The Company intends actively to pursue and expand its research efforts as funds will allow. The focus of the initial research was on the use of MDI-P as a broad-spectrum bactericide, anti-fungal agent, human anti-viral agent, and a potential sterilizing agent for blood products. Current research activities include the discovery and development of additional market applications based upon a variety of electrolysis based technologies and in the cosmeceuticals market.


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

If and when MDI obtains regulatory approval for any of the uses of its technologies, it must then compete for acceptance in the marketplace. Given that such regulatory approval, especially in the United States, may take a number of years, the timing of the introduction of its products and to the market is critical. Other safe and effective drugs and treatments may be introduced into the market prior to the time that the Company is able to obtain approval for the commercialization of its products. In addition, even after such regulatory approval is obtained, competition among products approved for sale may be affected by, among other things, product efficacy, safety, reliability, availability, price, and patent position. There can be no assurance that its products will be competitive if and when introduced into the marketplace for any of their possible uses.


GOVERNMENT REGULATIONS

REGULATIONS GENERALLY. The Company's use of the MDI-P solution in the treatment of HIV, and any other products in discovery and development for other human or IN VITRO uses is subject to extensive regulation by United States and foreign governmental authorities. These regulations apply not only to the use of the product itself, but also to the manufacture of any device (such as the electrolyzer) used to create said products. In particular, pharmaceutical treatments are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA in the United States under the federal Food, Drug and Cosmetic Act and by comparable agencies in most foreign countries. Various federal, state and foreign statutes also govern or influence the manufacture, labeling, storage, record keeping, and marketing of such products. Pharmaceutical manufacturing facilities are also regulated by state, local, and other authorities. Obtaining approval from the FDA and other regulatory authorities for a new drug or treatment may take several years and involve substantial expenditures. Moreover, on going compliance with these requirements can require the expenditure of substantial resources. Difficulties or unanticipated costs may be encountered by the Company or marketing partners in their respective efforts to secure necessary governmental approvals, which could delay or preclude the Company or its marketing partners from marketing the companies products.

GOVERNMENT APPROVALS NEEDED FOR COMMERCIALIZATION. For IN VIVO uses, MDI must conduct preclinical studies to prepare its IND application. If the FDA accepts the IND application, the Company would be allowed to commence a series of clinical trials: However, the granting of approval to initiate human clinical trials is not presumptive of eventual product approval. Each clinical study must be evaluated by an independent institutional review board ("IRB"). Data from preclinical testing and clinical trials may eventually be submitted to the FDA in a "New Drug Application" ("NDA") for marketing approval: However the submission of an "NDA" is in no way to be presumptive of eventual approval. After the FDA grants approval for the NDA, initial marketing efforts may begin. Each step of the approval process can involve considerable time, money, and effort. At any point, approvals may be withdrawn if compliance with regulatory standards are not maintained. For IN VITRO uses, the FDA process is less complicated and time consuming primarily due to the fact that such in vitro use of the Companies products would not intail the same clinical trial requirements as are indicated by in vivo use. For IN VITRO applications the Company would be required to provide evidence of safety and efficacy. This data is required to be filed with the FDA by in the form of a "510(k) Application." This 510(k) Application is subject to FDA approval, but the time required for such approval is considerably less than the time required for the approval of a "new drug" because extensive clinical data is not required. Again, the FDA's approval may be withdrawn if any regulatory standards are not maintained.

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


CONTINUING RESEARCH

For its core technologies, MDI has not yet commenced any operations other than discovery development and testing with respect to MDI-P. Initially, the Company intends to focus its continuing research in IN VIVO applications targeted against the HIV virus. The Company is also developing several innovative applications of its InvisiScar technology.


LICENSING, DISTRIBUTION, AND MANUFACTURING

Given the preliminary nature of the Company's discovery, research and development of its pharmaceutical technologies, and given the uncertainty of regulatory approvals and market viability, management of the Company has determined that the best course for commercialization of these potential products ant their various potential applications may be through contracts with third parties including larger, established pharmaceutical companies. However, for the Companies consumer product technology and resultant products management has determined that the best course for commercialization is through it's wholly owned subsidiary MDI HealthCare Systems Inc., either directly or indirectly through various domestic and international distribution agreements. To this end the Company will continue its product manufacturing through strategic alliances with approved contract manufacturing companies.


EMPLOYEES AND OFFICERS

MDI is currently a development stage company that conducts research primarily through third parties. The officers of the Company are Lee F. Kulas, President and Chief Executive Officer, William J. Novick, Ph.D., Vice President and Chief Technical Officer, and Mr. Scott Wood, Chief Financial Officer. Mr. Kulas devotes his full time to MDI's affairs. Generally, the officers of the Company have not been paid any regular salaries or bonuses, although the Company occasionally has authorized compensation to certain officers for services rendered and expenses personally incurred on the Company's behalf. The Company accrues amounts due these officers under agreements with the officers. This compensation has generally taken the form of a waiver of the cash exercise price for outstanding stock options to these individuals (see "Executive Compensation" below). It is anticipated that in 1999, given an appropriate level of funding, the Company will begin to pay appropriate current and accrued salaries to its officers.

During the third quarter of 1998, Directors Aaron Etra and Paul Griesgraber, advised management of their desire to form a non-competitive company focusing on non-competitive applications for technologies which may be complementary to MDI and its subsidiary. Mr. Etra and Mr. Griesgraber advised management of their intention to resign from MDI's Board of Directors and Mr. Griesgraber's intention to resign from his position as Director of Licensing and Development to allow them to devote their full attention to their new venture without any appearance of conflict. The Company and its Board of Directors approved and agreed with the request and resignations. MDI maintains business relationships with Mr. Etra and Mr. Griesgraber and is evaluating potential strategic partnerships.

In December 1998, Mr. Marlin Toombs, a director of the Company since its inception, advised Management and the Board of his desire to retire from day-to-day activities as Vice President, Investor Relations and a member of the Board of Directors to allow him more time for personal interests. The Company requested and Mr. Toombs agreed to continue to make his services available via a consultancy agreement.



ITEM 2.  PROPERTIES

The Company's principal place of business is located in a small commercial office space at 2985 North 935 East, Suite 9, Layton, Utah 84041. The lease on the Company's offices expires on April 30, 2000, with a remaining lease obligation of approximately $14,400. This space is currently used as corporate headquarters and since the first quarter of 1998 has served as the company's base of operations as the company enters consumer markets.


ITEM 3.     LEGAL PROCEEDINGS

LEGAL PROCEEDINGS. The Company may, on advice from counsel, become a plaintiff on a legal action commenced by its wholly owned subsidiary Regenere, Inc., to enforce its rights under the Joint Venture Agreement with Advanced BioTechnologies, Inc., to account for proceeds delivered to former officers and directors and for a declaration from the courts to its rights in the matter. Management does not believe that the lawsuit will affect the Company's ability to achieve its Business Plan, and that this lawsuit will not affect the ongoing activities of Medical Discoveries, Inc.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the over-the-counter ("OTC") system under the symbol "MLSC". The following table sets forth, for the periods indicated, the closing high and low bid prices for the Common Stock. The prices represent inter-dealer prices, without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions. The National Quotation Bureau, Inc has provided the information.


                                    BID PRICE
                                                      ---------------------
                                                      HIGH             LOW
                                                      ----             ----
Fiscal Year Ended December 31, 1998
------------------------------------
     First quarter                                 $  0.25          $  0.15
     Second quarter                                   0.94             0.15
     Third quarter                                    1.03             0.41
     Fourth quarter                                   0.68             0.31

Fiscal Year Ended December 31, 1997
------------------------------------
     First quarter                                 $  0.60          $  0.21
     Second quarter                                   0.47             0.20
     Third quarter                                    0.40             0.18
     Fourth quarter                                   0.33             0.14

On December 31, 1998, there were approximately 1,209 record owners of the Company's Common Stock. The Company estimates that the number of beneficial holders is in excess of 2,000.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

RESULTS OF OPERATIONS: FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997.

The Company had revenue of $18,409, as the result of initial commercialization of selected products from its newly formed, wholly-owned, consumer products subsidiary MDI HealthCare Systems, Inc in 1998 compared to no revenue in 1997. The Company had interest revenue of $2,515 in 1998 compared to $5,829 in 1997 due to capital raised by the Company in 1997. Funds raised in equity offerings were placed in low-risk interest-bearing accounts until needed by the Company and resulted in higher interest income in 1997. The Company spent $415,415 on R&D in 1998 compared to $149,820 in 1997. The majority of research funds were expended in initiating certain US Food and Drug Administration (FDA) required testing for the filing on an Investigational New Drug Application (IDE). G&A costs were $3,028,063 in 1998 compared to $619,671 in 1997. Of the $3,028,062 in
G&A costs, $2,341,046 resulted from non-cash expenses attributed to the issuance of stock options to investors as part of the 1998 private placement issues (see "Private Placements Closed" below). The balance of the increase in G&A costs resulted from the initial expense of forming the MDI-HCS subsidiary. The Company had interest expense of $51,585 compared to $68,100 in 1997.


LIQUIDITY. The Company's net working capital position (current assets less current liabilities) decreased to negative $1,629,485 in 1998 from negative $1,283,166, due primarily to increased short-term borrowings and accrued expenses. Of the Company's $1,886,320 in current liabilities, approximately $250,000 results from legal services, approximately $264,000 results from dated payables from a predecessor company, $162,000 results from short-term borrowings from shareholders, and approximately $820,000 results from accrued liabilities to officers and employees. None of these four groups (holding a total of approximately $1,496,000 in current liabilities) has made or is expected to make a demand for cash payments until the Company's cash position improves.


PRIVATE PLACEMENTS CLOSED. The Company closed the following private placements during 1998:

During the first quarter of 1998, the Company sold 270,270 shares of stock for $ 50,000 at $0.185 per share.

During the second quarter of 1998, the Company sold 50,000 shares of stock for $ 25,000 at $0.50 per share.

During the second and third quarters of 1998, the Company sold 1,666,658 shares of stock for $500,000 at $0.30 per share and certain exclusive limited distribution rights for the Company's own products as well as products from MDI-HCS. to an investor group. For every one share acquired, each investor in this offering received warrants to acquire 0.20 shares at $0.50 per share, 0.40 shares at $0.75 per share, and 0.20 shares at $1.00 per share. Accordingly, the Company issued warrants to these investors allowing them to acquire an aggregate of 1,333,326 shares at various prices share over the next three years. This investment was originally placed at $0.75 per share with warrants issued at to each investor to acquire 0.50 shares at $0.75 per share, 1.00 share at $1.00 per share, and 0.50 shares at $1.50 per share. In December 1998, the pricing was reevaluated to more accurately reflect current valuation and stock pricing in the public markets. In addition to the investment, the Company awarded warrants to purchase common stock to a consulting firm who assisted in the placement of funding as follows: 333,000 warrants at $0.50 per share, 333,000 warrants at $0.75 per share, and 200,000 warrants at $0.001 per share. The investor group made an additional investments of $75,000 in December 1998 under the revised terms of the offering (shares priced at $0.30 and warrants to acquire 0.20 shares at $0.50 per share, 0.40 shares at $0.75 per share, and 0.20 shares at $1.00 per share).


MDI TRUST FUND NOTES. The company has various notes totaling approximately $290,000 plus accrued interest due to the MDI Investors Trust, against which, at the request of certain beneficiaries of the Trust and in exchange for indemnification by those beneficiaries, MDI has paid approximately $40,000 in the fourth quarter of 1998 and an additional $50,000 in the first quarter of 1999 directly to the beneficiaries of the Trust. MDI will need to raise an additional $200,000 to repay the beneficiaries plus in accrued interest. As of December 31, 1998, accrued interest is estimated at approximately $24,000.


TECHNOLOGY UPDATE

Pharmaceutical Drug Discovery and Development Activities

MDI  continues  validation  testing of its novel drug  "MDI-P"  targeted  at the
HIV/AIDS  disease,   in  preparation  of  filing  an  Investigational  New  Drug
Application (IND) with the US Food and Drug Administration (FDA).

In 1998, MDI initiated a series of validation testing at the Dana-Farber Cancer Institute, a Harvard Medical School teaching Affiliate and National Institute of Health (NIH) approved HIV/AIDS Testing Laboratory. These tests confirmed and extended previous research and testing which demonstrated that MDI-P is shown to be capable of killing HIV in cell cultures without mortality to the cells.

These encouraging test results led to the initiation of the following strategic pre-IND activities and resultant expenditures:

1. Signing a six-month Research Grant with the Dana-Farber Cancer Institute to further extend and confirm the anti-HIV/AIDS activity of MDI-P. ($76,250)

In this Research, MDI-P is being analyzed for effectiveness in killing: laboratory strains of HIV-1; clinical specimens of HIV; and resistant strains of HIV-1.

2. Initiation of Toxicology Analysis at Wil Research Laboratories, Ashland, Ohio. ($225,000)

This work comprises: Acute Toxicity Study of the Oral and Intravenous administration route in rats; Acute Intravenous toxicity in dogs, including cardiovascular evaluation; 28-day intravenous toxicity in rats and dogs; and pathological evaluation.

3.      Initiation  of   Microbiology   Evaluation   at  Clinical   Microbiology
Institute, Wilsonville, Oregon. ($56,000)

This study will demonstrate the spectrum of antibacterial and anti-fungal activity of MDI-P.

4.      Initiation  of  Chemical   Characterization   study  at  RICERCA,  Inc.,
Wilsonville, Ohio. (Estimated to be $80,000)

This work will provide a comprehensive analysis on the formula of MDI-P.
These studies, required by FDA for IND submission represent a substantial and ongoing commitment by the Company to progress its novel drug, MDI-P, toward eventual clinical investigation.

Over-the-counter, Cosmeceuticals Product Development Activities

In 1998 MDI expanded its technology base to position the Company for revenue producing opportunities in the less regulatory restrictive yet highly profitable fields of scar treatment, wound care and skin repair. Through technologies developed both within the Company through its wholly owned subsidiary, MDI HealthCare Systems, Inc., and outside the Company through a licensing distribution agreement with Hattori-Seishi, Ltd, Japan, MDI was able to realize the first commercial products since its inception. These products are proprietary to the Company, utilize a variety of its core technologies and position the Company for strong revenue potential in 1999 and the next millennium.

InvisiScar(TM), an innovative topical silicone gel, and Aqua-Cleanse(TM), an electrolysis technology based disinfecting cleansing pad, have enabled the Company to enter the worldwide $3.5 Billion Skin Care market. In addition, a third product, the Beautification FaceMask(TM), enables the Company to enter the anti-aging, facial beautification market.

Research and Development Activities, Japan

In addition to its novel drug, MDI-P, and Cosmeceuticals product development and commercialization accomplishments, the Company continues its discovery and development activities for electrolysis technologies in its Tokyo, Japan based Research and Development Group. MDIs Team Japan is to identify additional applications for the Company's electrolysis based technologies, and develop appropriate technological innovations for rapid market entry. Currently, the Company is investigating several resultant product development activities which, if proven, may lead to additional revenue producing opportunities.


JOINT VENTURE ACTIVITIES

Regenere, Inc.

Regenere, Inc., a subsidiary of Medical Discoveries, Inc. retained Nevada counsel to enforce its rights under the Joint Venture Agreement with Advanced BioTechnologies, Inc. to account for proceeds delivered to former officers and directors and for a declaration from the courts to its rights in the matter. In March of this year, MDI, acting on advice of counsel elected to become a party to this suit. Management does not believe that the lawsuit will affect the Company's ability to achieve its Business Plan, and that this lawsuit will not affect the ongoing activities of Medical Discoveries, Inc. The Company's consolidated Balance Sheet does not reflect any assets for this investment.


MDI HealthCare Systems, Inc.

In October of 1998 Medical Discoveries, Inc. formed a wholly owned subsidiary, MDI HealthCare Systems, Inc. in order to pursue commercialization of certain of it proprietary product developments in the fields of scar treatment, wound care and skin repair. The establishment of MDI-HCS as a separate corporation allowed MDI-HCS to develop a separate corporate identity consistent with the needs of the Cosmeceuticals health care industry. The Mission Statement for MDI HealthCare Systems, Inc. is the identification, exploration, validation, development and commercialization of innovative solutions for scar therapy, wound healing, and skin care and repair.

This strategy of MDI HealthCare Systems, Inc. demonstrates the Company's program of utilizing variations its proprietary technologies, intellectual property and key personnel resources both in the United States, Japan and Canada, to enter less restrictive consumer markets which offer rapid revenue producing opportunities.


PATENT ACTIVITY

The Company filed an additional patent with the US Patent and Trademark Office on newly developed electrolysis technology that has been developed by the Japan-based research and development team. It is believed that this patent, if issued, will provide the Company with a wide variety of additional market applications in the field of sterilization for both the medical products industry as well as non-medical applications where sterilization is a critical part of the manufacturing/production process.


ADDITIONAL FUNDING IS REQUIRED. The Company's current FDA required testing in pursuit of an eventual filing of an IDE will require additional funds estimated to be in the range of $500,000. In addition, the Company's wholly owned subsidiary, MDI HealthCare Systems, Inc. is currently offering a Private Placement in the amount of $2,500,000 to fund the worldwide launching of certain consumer products targeted at scar therapy, wound care and skin repair.

The funds to be raised will be used in the following areas: 1) submission of an IND Application with the FDA for its novel Anti-HIV/AIDS drug, 2) the launch of MDI-HCS, 3) payment of the MDI Trust Fund obligations, 4), the prior debts of the company, and 5) at such time as funds become available, commencement of payment of salaries to Company personnel.

At this time, the Company does not have sufficient cash to support all the required testing for the projects described above. The Company's wholly owned subsidiary, MDI-HCS, has been established to generate revenue through the sales of a variety of products targeted at scar therapy, wound care and skin repair. Management is aggressively pursuing a variety of mechanisms, both private and possibly public stock offerings in order to meet its funding requirements. Additionally, MDI is presently seeking licensing and research funds from companies and private institutions with whom MDI seeks to establish cooperative alliances.

YEAR 2000 ISSUE. The Company is aware of the issues associated with programming codes in existing computer systems as the millennium (year 2000) approaches. The Company has completed the upgrading of its design engineering software and believes, but can give no assurance, that this software is year 2000 compliant. However, the accounting and material management system is not compliant. The Company has conducted preliminary research into replacement accounting and material management system. The Company plans to acquire and implement a new system in the third quarter 1999. If the new accounting and material management system is not implemented as planned, the Company could be adversely affected beginning in the year 2000 since many computer applications could fail.

FORWARD-LOOKING STATEMENTS. Certain matters discussed in this Annual Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenues and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

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




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies the name, ages, and positions of all directors, officers, and persons nominated by management to become a director.


      NAME                 AGE      POSITION
------------------------   ---      --------------------------------------------
David Walker                        48      Director, Chairman of the Board
Lee F. Kulas                        45      Director, President and Chief
                                            Executive Officer
Dr. William J. Novick, Jr.          66      Director, Vice President, Chief
                                            Technical Officer
Alvin Zidell                        70      Director
Neal Desai, M.D.                    50      Director

All current directors are serving one-year terms and are subject to re-election at the annual meeting of shareholders. Officers are elected to serve, subject to the discretion of the Board, until their successors are appointed.

David Walker was appointed to the Board of Directors on May 2, 1996 and was appointed Chairman of the Board on May 10, 1997. He represents a group of investors who have invested in the Company in a private stock offering. He has been general manager of Sunhaven Farms in Prosser, Washington (a twelve thousand-acre agricultural operation) for twenty years. Mr. Walker has a degree in economics from Brigham Young University.

Lee F. Kulas has been President, Chief Executive Officer, and a Director since April 1997. Mr. Kulas was formerly President and CEO of BioWave Research, Inc., a development stage biotechnology corporation involved in medical sterilization. Previously, Mr. Kulas had been President, CEO and Director of ADACHI (USA), Inc., a USA based trading company engaged in developing distribution relationships, product development and acquisitions for its Japanese parent company. Prior to joining ADACHI (USA), Mr. Kulas was the founder, President and CEO of Arterial Vascular Engineering, (NASDAQ:AVEI), a start-up medical production venture located in Santa Rosa, California, which was recently acquired by Medtronic Inc. Mr. Kulas has over twenty years' experience in management, marketing, sales, business development, and start-up ventures, and has broad based experience in medical technology and business domestically and internationally.

Dr. William J. Novick, Jr. has over thirty years' experience in the pharmaceutical industry. Dr. Novick received his doctoral degree from Duke University in Physiology-Pharmacology with a minor in Biochemistry. For 23 years, Dr. Novick has held position of increasing responsibility with Hoechst-Roussel Pharmaceuticals, Inc. Prior to his retirement in 1993, Dr. Novick was Senior Director, International Products Development for ten years. He has been cited in 64 publications, where he was named as principal author in 12 of these. Additionally, Dr. Novick is named in 11 patens. Dr. Novick has lectured in various medical schools throughout the United States and Puerto Rico, and internationally in the Soviet Union, India, Italy, France, Germany, and England. Dr. Novick has also consulted on various projects and research for Johnson & Johnson, Fuji Pharmaceuticals, Forrest Labs, Roussel-UCLAF, Paris, Park Davis, Apex Pharmaceuticals, and Pfizer. In addition to his duties as the Company's Chief Technical Officer, Dr. Novick chairs the Medical Scientific Advisory Board.

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

Neal Desai, M.D., is an internist in private practice in Burbank, California. Dr Desai is a diplomat on the American Board of Internal Medicine and is affiliated with several local hospitals in the Burbank California area. Dr. Desai has served as a Director on several hospital Boards and review committees during his medical career of 25 years. Dr. Desai brings to the Board medical expertise as the Company progresses toward human clinical trials of its technologies and resultant products.

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

Based solely on a review of the copies of such forms furnished to the Company or written representations from certain persons, the Company believes that during the 1998 fiscal year all filing requirements applicable to its current officers and directors were complied with.


ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the annual compensation for services rendered by certain officers for the fiscal years indicated.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                             Other
                                                             Annual
Name and Position          Year             Salary  Bonus    Comp
----------------------     ---------       -------- -------- -------------
Lee F. Kulas               Fiscal 98        -0-     -0-      $120,000 (1)
President and Chief        Fiscal 97        -0-     -0-      $90,000 (1)
Executive Officer          Fiscal 96        N/A     N/A      N/A


William Novick             Fiscal 98        -0-     -0-      $60,000 (2)
Chief Technical            Fiscal 97        -0-     -0-      $40,000 (2)
Officer                    Fiscal 96        N/A     N/A      N/A


Marlin Toombs              Fiscal 98        -0-     -0-      $60,000 (3)
Vice President of          Fiscal 97        -0-     -0-      $60,000 (3)
Investor Relations         Fiscal 96        -0-     -0-      $60,000 (3)
and Secretary
(resigned)



(1) During 1997 and 1998, Mr. Kulas accrued salary of $90,000 and $120,000 respectively which was not paid by the company.

(2) During 1997 and 1998, Dr. Novick accrued salary of $40,000 and $60,000 respectively which was not paid by the company.

(3) During each of the years of 1996, 1997, and 1998, Mr. Toombs was given the right to exercise stock options for 60,000 shares (accruing at 5,000 shares per month) at $1.00 per share, without the payment of the $60,000 exercise price. He has not exercised options for any shares from the 1996 grant.


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

                      SUMMARY COMPENSATION TABLE CONTINUED
               LONG-TERM (OPTIONS/SARS) AND ALL OTHER COMPENSATION

                                                              All Other
Name and Position          Year             Options/SARS      Compensation
---------------------      ---------        ---------------   ------------------
Lee F. Kulas               Fiscal 98        2,000,000         None (1)
President and Chief        Fiscal 97        0                 None
Executive Officer          Fiscal 96        N/A               None


William Novick             Fiscal 98        200,000           None
Chief Technical            Fiscal 97        150,000           None
Officer                    Fiscal 96        N/A


Marlin Toombs              Fiscal 98        0                 None
Vice President of          Fiscal 97        0                 None
Investor Relations         Fiscal 96        535,000           None
(resigned)


(1) In addition to the options granted above to Mr. Kulas, the Company has granted Mr. Kulas an option for 600,000 shares of stock and agreed to waive the option price to compensate Mr. Kulas for expenses he incurred on behalf of the Company. Mr. Kulas exercised these options in December 1998.

COMPENSATION OF DIRECTORS

The Company has no standard arrangements to compensate directors of the Company.

The compensation previously described for Marlin Toombs in the section captioned "Executive Compensation" includes compensation for his services as a director of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth the holdings of Common Stock (the Company's sole class of stock) as of March 31, 1999 by (i) each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding Common Stock of the Company, (ii) each director, (iii) each director nominee, and (iv) all directors and officers as a group. Unless otherwise indicated, all shares are owned directly. Common Stock that is "beneficially owned" includes all the Common Stock that the person has the right to acquire within 60 days of March 31, 1998, and stock for which the person has voting rights alone. The percentage ownership for any person assumes that all the stock that could be acquired by that person, by option or warrant exercise or otherwise, is in fact outstanding and that no other stockholder has exercised a similar right to acquire additional shares. The number of shares of stock in this table is 29,320,625 which includes 26,373,625 shares outstanding on March 31, 1998 plus all shares represented by options or warrants currently held by the directors listed in the table.

                        BENEFICIAL OWNERS OF COMMON STOCK

Names and Addresses                    Amount of                  Percentage
of Certain Beneficial Owners           Beneficial Ownership       of Class
-----------------------------          --------------------       ----------
David Walker
Director
c/o Medical Discoveries, Inc.             91,538                    0.31%

Lee Kulas
Director/President
c/o Medical Discoveries, Inc.          2,600,000                    8.87%

Alvin Zidell
Director
c/o Medical Discoveries, Inc.          1,377,000  (1) (2)           3.54%

William Novick, Jr.
Director/Vice President
c/o Medical Discoveries, Inc.            350,000                    1.19%

Neal Desai, M.D.
Director
c/o Medical Discoveries, Inc.            166,666                    0.57%

Directors and Executive Officers
as a Group (7 persons)                 4,605,704                   15.71%


(1) Includes shares to which the shareholder has voting rights under a Stock Purchase Agreement ("SPA") with a former director of the Company. The SPA is for 2,800,000 shares purchased in 40 quarterly installments by buyers (including three individuals not on table). Each buyer receives 1/4 of shares. Shares are held by an escrow agent. Shares are released in groups of 70,000 on payment of each installment. Voting proxy for balance of shares held by escrow agent has been granted to the buyers. If buyers default any shares with the escrow agent revert to the seller and proxy for those shares is canceled.

(2) Includes: 296,500 shares owned directly; 437,500 shares for which Mr. Zidell has voting rights under the SPA referred to in footnote (1) above; and options to purchase 373,000 shares that are currently exercisable. Excludes: all shares held by children and other relatives of Mr. Zidell, for which Mr. Zidell disclaims beneficial ownership.


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

10.1              1993 Incentive Plan, effective April 1, 1993. (1) (2)

10.2              Form of Stock Option Grant under 1993 Incentive Plan. (1) (2)

10.3              Settlement  Agreement,  dated  October 12,  1995,  between Dr.
                  Robert E. Morrow and the Company re settlement of lawsuit. (3)

10.4 Agreement, dated March 26, 1996, between Dr. Robert E. Morrow and the Company re termination of royalties. (4)

10.5              Engagement  Agreement  dated June 15, 1995,  between Robert A.
                  Spira and the Company re financial advisory services. (4)

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

The  Company  has  filed no 8-k  reports  since  the  previous 10KSB/a filing.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Medical Discoveries, Inc.



                                                /s/ Lee Kulas
                                                ----------------------
                                                Lee Kulas, President


                                                Date:  April 16, 1999


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signatures               Capacity in Which Signed                 Date
------------------------- ----------------------------------- ------------------


/s/ Scott Wood                Chief Financial Officer            April 16, 1999
----------------------
Scott Wood

MEDICAL DISCOVERIES, INC.
Consolidated Financial Statements
December 31, 1998 and 1997

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and
Stockholders of Medical Discoveries, Inc.


We have audited the accompanying consolidated balance sheet of Medical Discoveries, Inc. and Subsidiary, (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' deficit and cash flows for the two years ended December 31, 1998 and cumulative amounts since inception. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Discoveries, Inc. and Subsidiary, (a development stage company) as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the two years then ended and cumulative amounts since inception in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company's significant losses, lack of significant revenue and a stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                       TANNER + Co.


Salt Lake City, Utah
March 6, 1999

                                                                  MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                             (A Development Stage Company)
                                                                                Consolidated Balance Sheet

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------
                                                                              1998             1997
                                                                        ----------------------------------
              Assets
Current assets:
     Cash                                                               $         84,847  $            764
     Accounts receivable                                                           2,716                 -
     Inventory                                                                   158,225                 -
     Current portion of note receivable - related party                                -            30,586
     Prepaid expenses                                                             10,973            10,869
                                                                        ----------------------------------

                  Total current assets                                           256,761            42,219
                                                                        ----------------------------------

Furniture and equipment                                                          108,521            72,304
     Less accumulated depreciation                                               (39,610)          (23,507)
                                                                        ----------------------------------

                  Net furniture and equipment                                     68,911            48,797
Other assets                                                                       1,409             3,160
                                                                        ----------------------------------

                  Total assets                                          $        327,081  $         94,176
                                                                        ----------------------------------

----------------------------------------------------------------------------------------------------------


              Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                   $      1,368,392  $        916,734
     Accrued expenses                                                             75,154            14,360
     Current maturities of notes payable                                         191,717           102,591
     Current maturities of convertible notes payable                             250,983           291,700
                                                                        ----------------------------------

                  Total current liabilities                                    1,886,246         1,325,385
                                                                        ----------------------------------

Commitments and contingencies                                                          -                 -
Stockholders' deficit:
     Common  stock - no par value,  authorized  100,000,000  shares,  26,373,625 shares and 22,970,297 shares issued
       and outstanding in 1998 and 1997, respectively                          9,661,250         6,507,317
     Accumulated deficit                                                     (11,107,915)       (7,626,026)
     Subscription receivables                                                   (112,500)         (112,500)
                                                                        ----------------------------------

                  Total stockholders' deficit                                 (1,559,165)       (1,231,209)
                                                                        ----------------------------------

                                                                        $        327,081  $         94,176
                                                                        ----------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements
                                                                                                         1

                                                                  MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                             (A Development Stage Company)
                                                                      Consolidated Statement of Operations
----------------------------------------------------------------------------------------------------------
                                                                                              Cumulative
                                                                                               Amounts
                                                                                                Since
                                                                                             November 20,
                                                          Years Ended December 31,          1991 (Date of
                                                     -----------------------------------
                                                            1998             1997             Inception)
                                                     -----------------------------------------------------

Revenues
     Product revenue and fees                        $           18,409  $             -  $        126,609
     Interest                                                     2,515            5,829            23,406
                                                     -----------------------------------------------------

         Total revenue                                           20,924            5,829           150,015
                                                     -----------------------------------------------------

Expenses
     Cost of sales                                                7,750                -             7,750
     License                                                          -                -         1,001,500
     Research and development                                   415,415          149,820         2,272,291
     General and administrative                               3,028,063          619,671         7,617,520
     Interest                                                    51,585           68,100           194,828
                                                     -----------------------------------------------------

         Total expenses                                       3,502,813          837,591        11,093,889
                                                     -----------------------------------------------------

     Loss before income taxes and
       extraordinary item                                    (3,481,889)        (831,762)      (10,943,874)

     Income taxes                                                     -                -                 -

     Forgiveness of debt net of $-0-,
       income taxes                                                   -                -         1,235,536
                                                     -----------------------------------------------------

         Net  loss                                   $       (3,481,889) $      (831,762) $     (9,708,338)
                                                     -----------------------------------------------------

Gain  loss  per share
     Continuing operations                           $             (.14) $          (.04) $          (.58)
     Extraordinary item                                              -               .00              .06
                                                     -----------------------------------------------------

         Net  loss  per share                        $             (.14) $          (.04) $          (.52)
                                                     -----------------------------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements
                                                                                                         2

                                                                      MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                                 (A Development Stage Company)
                                                                  Consolidated Stement of Stockholders Deficit
--------------------------------------------------------------------------------------------------------------



                                                                     Accumu-         Sub-
                                            Common Stock              lated        scription
                                    -----------------------------
                                        Shares         Amount        Deficit      Receivables       Total
                                    --------------------------------------------------------------------------

Balance, October 31,  1991                3,500,000  $    252,997  $  (1,482,514) $              $  (1,229,517)

Reverse stock split (1 for 2)            (1,750,000)            -              -              -              -

Restatement for reverse
  acquisition of WPI
  Pharmaceutical, Inc. by
  Medical Discoveries, Inc.                       -      (252,997)       252,997              -              -

Shares issued in merger of
  WPI Pharmaceutical and
  Medical Discoveries, Inc.              10,000,000       135,000       (170,060)             -        (35,060)
                                    --------------------------------------------------------------------------

Balance at November 20, 1991
  (Date of Inception)                    11,750,000       135,000     (1,399,577)             -     (1,264,577)

Common stock issued for cash                200,000       100,000              -              -        100,000

Common stock issued for
  services                                  500,000       250,000              -              -        250,000

Common stock issued for cash                 40,000        60,000              -              -         60,000

Net loss October 31, 1992                         -             -       (370,398)             -       (370,398)
                                    --------------------------------------------------------------------------

Balance, October 31, 1992                12,490,000       545,000     (1,769,975)             -     (1,224,975)

Net loss two months ended
  December 31, 1992                               -             -        (65,140)             -        (65,140)
                                    --------------------------------------------------------------------------

Balance, December 31, 1992               12,490,000       545,000     (1,835,115)             -     (1,290,115)

Common stock issued for
  license                                 2,000,000     1,000,000              -              -      1,000,000

Common stock issued for cash                542,917       528,500              -              -        528,500

--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                             3

                                                                      MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                                 (A Development Stage Company)
                                                                  Consolidated Stement of Stockholders Deficit
                                                                                                     Continued
--------------------------------------------------------------------------------------------------------------



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




--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                             4

                                                                      MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                                 (A Development Stage Company)
                                                                  Consolidated Stement of Stockholders Deficit
                                                                                                     Continued
--------------------------------------------------------------------------------------------------------------
                                                                     Accumu-         Sub-
                                            Common Stock              lated        scription
                                    -----------------------------
                                        Shares         Amount        Deficit      Receivables       Total
                                    --------------------------------------------------------------------------
Common stock issued for
services                                    156,539       101,550              -              -        101,550

Common stock canceled                    (1,400,000)     (472,360)             -        472,360              -

Common stock issued in
settlement of obligations                   239,458       186,958              -              -        186,958

Net loss                                          -             -       (456,466)             -       (456,466)
                                    --------------------------------------------------------------------------

Balance, December 31, 1996               21,658,423     6,121,733     (6,794,264)      (172,500)      (845,031)

Common stock issued for
services and interest                        12,500         3,625              -              -          3,625

Common stock issued for cash                311,538       135,000              -         60,000        195,000

Common stock issued in
settlement of contract                      800,000       200,000              -              -        200,000

Common stock issued from
exercise of options                          87,836        21,959              -              -         21,959

Common stock issued for
conversion of notes payable                 100,000        25,000              -              -         25,000

Net loss                                          -             -       (831,762)             -       (831,762)
                                    --------------------------------------------------------------------------

Balance, December 31, 1997               22,970,297     6,507,317     (7,626,026)      (112,500)    (1,231,209)

Common stock issued for cash              2,236,928       650,000              -              -        650,000

Common stock issued for debt                283,400        56,680              -              -         56,680



--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                             5

                                                                      MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                                 (A Development Stage Company)
                                                                  Consolidated Stement of Stockholders Deficit
                                                                                                     Continued
--------------------------------------------------------------------------------------------------------------
                                                                    Accumu-          Sub-
                                            Common Stock             lated         scription
                                    ----------------------------
                                        Shares        Amount        Deficit       Receivables       Total
                                    --------------------------------------------------------------------------

Common stock options issued                      -     2,336,303               -              -      2,336,303
for services

Common stock issued for
services                                   683,000       110,750               -              -        110,750

Common stock issued from
exercise of warrants                       200,000           200               -              -            200

Net loss                                         -             -      (3,481,889)             -     (3,481,889)
                                    --------------------------------------------------------------------------

Balance, December 31, 1998              26,373,625  $  9,661,250  $  (11,107,915)  $   (112,500)  $ (1,559,165)
                                    --------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                             6

                                                                  MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                             (A Development Stage Company)
                                                                      Consolidated Statement of Cash Flows
----------------------------------------------------------------------------------------------------------


                                                                                            Cumulative
                                                                                             Amounts
                                                                                              since
                                                                                           November 20,
                                                          Years Ended December 31,        1991 (Date of
                                                     -----------------------------------
                                                            1998             1997           Inception)
                                                     -----------------------------------------------------
Cash flows from operating activities:
     Net loss                                        $       (3,481,889) $      (831,762) $     (9,708,338)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Common stock options issued for
           services                                           2,336,303                -         2,336,303
         Common stock issued for services,
           license, and litigation                              110,750          203,625         3,529,986
         Reduction of legal costs                                     -                -          (130,000)
         Depreciation                                            16,103            7,326            41,069
         Loss on disposal of property and
           equipment                                                  -           24,034            30,364
         Gain on debt restructuring                                   -                -        (1,235,536)
         Write-off of receivables                                (2,716)               -           193,965
         Increase in receivables                                   (104)               -           (10,245)
         Increase in inventory                                 (158,225)               -          (158,225)
         Increase in prepaid
           expenses                                                                  (90)          (10,973)
         (Increase) decrease in other assets                      1,751           (1,990)           (1,409)
         Increase (decrease) in:
              Accounts payable                                  451,658          246,568         1,212,483
              Accrued expenses                                   60,794          (11,679)           96,635
                                                     -----------------------------------------------------
                  Net cash used in
                  operating activities                         (665,575)        (363,968)       (3,813,921)
                                                     -----------------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                         (36,217)         (22,107)         (132,184)
     Payments received on note receivable                        30,586           46,785           130,000
                                                     -----------------------------------------------------
                  Net cash provided by (used in)
                  investing activities                           (5,631)          24,678            (2,184)
                                                     -----------------------------------------------------

Cash flows from financing activities:
     Payments of convertible notes payable                      (40,717)               -           (40,717)
     Increase in notes payable                                  145,806          101,000           246,806
     Payments of notes payable                                        -           (3,212)           (6,570)
     Increase in convertible note payable                             -                -           316,700
     Contributed equity                                               -                -           131,374
     Common stock issued for cash                               650,200          216,959         3,253,359
                                                     -----------------------------------------------------
                  Net cash provided by
                  financing activities                          755,289          314,747         3,900,952
                                                     -----------------------------------------------------
                                                                                                         7
----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                                  MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                             (A Development Stage Company)
                                                                      Consolidated Statement of Cash Flows
                                                                                                 Continued
----------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                                                             Amounts
                                                                                              since
                                                                                           November 20,
                                                          Years Ended December 31,        1991 (Date of
                                                     -----------------------------------
                                                            1998             1997           Inception)
                                                     -----------------------------------------------------

Net (decrease) increase in cash                                  84,083          (24,543)           84,847

Cash, beginning of period                                           764           25,307                 -
                                                     -----------------------------------------------------

Cash, end of period                                  $           84,847  $           764  $         84,847
                                                     -----------------------------------------------------

Supplemental disclosure of non-cash investing and financing activities:

In 1998, the Company converted $56,680 of obligations into 283,400 shares of common stock.

In 1997, the Company converted a $25,000 note into 100,000 shares of common stock.

In 1996, the Company issued common stock for settlement of accounts payable totaling $89,458.

In 1995, the Company acquired furniture and equipment with a cost of $8,161 for notes payable.






--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                               8

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                            Consolidated Statement of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------




Actual amounts paid for interest and income taxes are as follows:


                                                                 Cumulative
                                                                  Amounts
                                                                   since
                                                                November 20,
                                                               1991 (Date of
                                 1998             1997           Inception)
                          -----------------------------------------------------

Interest                  $           21,816  $        36,806  $         58,858
                          -----------------------------------------------------

Income taxes              $                -  $             -  $              -
                          -----------------------------------------------------



--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                               9

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements

                                                      December 31, 1998 and 1997
--------------------------------------------------------------------------------



1.   Summary of Significant Accounting Policies

Organization and Presentation
Medical Discoveries, Inc. (the Company) was organized under the laws of the state of Utah on November 20, 1991, date of inception. On August 6, 1992, the Company entered into an agreement whereby the shareholders of the Company exchanged 100 percent of their common stock for 10,000,000 shares of common stock of WPI Pharmaceutical, Inc. (WPI). The WPI shareholders had 1,750,000 shares following a reverse stock split of one share for two shares. At the time of the transaction the name of WPI was changed to Medical Discoveries, Inc.
(MDI). Inasmuch as the 10,000,000 shares of common stock are in excess of 80 percent of the total outstanding common stock of WPI, the transaction is accounted for as a reverse acquisition. The Company is, therefore, deemed to have acquired WPI. At the time of the merger the entity previously known as Medical Discoveries, Inc., ceased. The development stage commenced on November 20, 1991 which is the date of the inception of MDI.

On October 22, 1998 the Company formed a wholly-owned subsidiary MDI HealthCare Systems, Inc. (MDIHC). The financial statements reflect MDI for all periods presented and MDIHC since October 22, 1998. All material intercompany transactions have been eliminated.


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

Inventory
Inventory is recorded at cost on the first in first out (FIFO) method.

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


--------------------------------------------------------------------------------

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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


Business and Concentration of Credit
The primary purpose of the business is the research and development of the sterilization of medical equipment and an anti-viral treatment for infectious diseases. The Company has no significant revenues and, therefore, no significant trade receivables or extensions of credit.


Fair Value of Financial Instruments
The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Financial instruments subject to possible material market variations from the recorded book value are notes payable to related parties and advances from related parties. There are no material differences in these financial instruments from the recorded book value as of December 31, 1998.


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


Reclassifications
Certain amounts in the 1997 financial statements have been reclassified in order to conform to the 1998 presentation.


2.   Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenues and is still in the process of developing antiviral treatments for infectious diseases, skin cleansing products and the sterilization of medical equipment. The Company is hopeful but there is no assurance that the current product development and research will be economically viable. The Company has incurred substantial losses in the development of the product.


--------------------------------------------------------------------------------

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Going Concern
     Continued

The Company is dependent upon the sale of its common stock to satisfy its current cash operating needs. The Company is also looking into the possibility of licensing its technology to an outside unrelated party. Although, management has been successful thus far in raising the needed capital there can be no assurance that the Company and its management will be able to continue to sell sufficient amounts of common stock or enter into license agreements to bring the current product development to a point where it is economically viable. Management intends to meet its cash needs through the issuance of additional shares of common stock, sales of product from its technology and licensing its technology.


3.   Note Receivable Related Party

In 1995, the Company entered into an agreement to recover costs which had been expended in a dispute with a former officer. The Company received a 0% interest rate note in the amount of $150,000. The note was discounted to $130,000 to realize a 9.5% return for financial statements. The note requires quarterly payments of $13,125. The note had a balance of $30,586 at December 31, 1997 and was paid in full during 1998.



--------------------------------------------------------------------------------

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



4.   Notes Payable

The Company has the following notes payable at December 31,:


                                               1998             1997
                                        -----------------------------------

Notes payable to shareholders
which are currently due and in
default.  Interest is at 12%.  The
notes are unsecured                     $          101,000$         101,000

Notes payable to officer of the
Company which are due on
demand.  Interest is at 12%.  The
notes are unsecured                                 90,717                -

Note payable to a company requiring
monthly payments of $260 including
interest at an implied rate of
9% secured by equipment                                  -            1,591
                                        -----------------------------------


                                        $          191,717$         102,591
                                        -----------------------------------


5.   Convertiblec Notes Payable

The Company has $291,700 at December 31, 1998 and 1997 of notes payable to a trust. The notes have an interest rate of 12%, have a term of three years and are due in 1998. Each $1,000 note is convertible into 667 shares of the Company's common stock.


--------------------------------------------------------------------------------

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Convertible Notes Payable
     Continued

During 1998, the Company made payments directly to certain beneficiaries of the Trust. Those payments aggregate $40,717 during 1998 and have been presented in the consolidated financial statements as a reduction of the convertible notes payable.


6.   Related Party Transactions

During 1997, the Company settled allegations made by a former officer of the Company where in the Company issued 800,000 shares of the Company's common stock to settle the allegations. (see Note 12).


At December 31, 1998 and 1997, the Company had accounts payable to officers and directors totaling $766,750 and $218,500 for services performed and cost incurred in behalf of the Company, respectively.


7.   Income Taxes

The provision for income taxes for the years ended December 31, 1998 and 1997, is different than amounts which would be provided by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:


                                                             Cumulative
                                                               Amounts
                                                                Since
                                                            November 20,
                              Year Ended December 31,       1991 (Date of
                         ---------------------------------
                               1998            1997          Inception)
                         --------------------------------------------------

Federal income tax
  benefit at statutory
  rate                   $      1,184,000  $       274,000  $     3,260,000
Change in valuation
  allowance                    (1,184,000)        (274,000)      (3,260,000)
                         --------------------------------------------------

                         $              -  $             -  $             -
                         --------------------------------------------------



--------------------------------------------------------------------------------

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Income Taxes
     Continued

The net timing differences for deferred income tax assets are as follows:


                                               1998             1997
                                        -----------------------------------

Net operating loss carryforward         $        2,290,000  $     2,086,000
Stock options                                      794,000                -
Accrued compensation                               261,000           75,000
Valuation allowance                             (3,345,000)      (2,161,000)
                                        -----------------------------------

Net deferred tax asset                  $                -  $             -
                                        -----------------------------------



Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.


The Company has available net operating losses of approximately $6,735,000 which can be utilized to offset future earnings of the Company. The Company also has available approximately $80,000 in research and development credits which expire in 2008. The utilization of the net operating losses and research and development credits are dependent upon the tax laws in effect at the time such losses can be utilized. The losses expire between the years 2007 and 2012. Should the Company experience a change of ownership the utilization of net operating losses could be reduced.


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



--------------------------------------------------------------------------------

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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


                                            Number of        Warrant and
                                           Warrants and     Option Price
                                             Options          Per Share
                                        -----------------------------------

Outstanding at January 1, 1997                   4,362,382  $   .25 to 3.00
  Granted                                        6,075,000  $   .25 to 5.00
  Exercised                                        (87,836) $           .25
  Expired                                         (569,328) $   .25 to 1.00
                                        -----------------------------------

Outstanding at December 31, 1997                 9,780,218
  Granted                                        5,943,741  $    .15 to .75
  Exercised                                     (1,166,400  $    .20 to .25
  Expired                                       (5,120,000  $   .25 to 5.00
                                        -----------------------------------

Outstanding at December 31, 1998                 9,437,559  $   .15 to 3.00
                                        -----------------------------------

--------------------------------------------------------------------------------

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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


                                                   December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Net loss - as reported                  $       (3,481,889) $     (831,762)
Net loss - pro forma                    $       (4,236,225) $   (2,600,339)
Loss per share - as reported            $             (.14) $         (.04)
Loss per share - pro forma              $             (.17) $         (.12)



The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                    December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Expected dividend yield                 $                -  $             -
Expected stock price volatility                     142.2%           142.5%
Risk-free interest rate                               5.0%             5.5%
Expected life of options                          10 years       3-10 years
                                        -----------------------------------



The weighted average fair value of options granted during 1998 and 1997 are $.52 and $.30, respectively.




--------------------------------------------------------------------------------

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Stock Options
     Continued

The following table summarized information about fixed stock options outstanding at December 31, 1998 :


                        Options Outstanding              Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices      12/31/98      (Years)       Price      12/31/98       Price
--------------------------------------------------------------------------------

$.15 to  .25   3,398,000          2.4  $       .26    3,398,000  $        .26
 .50 to 1.00   3,446,341          1.0          .79    3,446,341           .79
        3.00   2,593,218          0.3         3.00    2,593,218          3.00
--------------------------------------------------------------------------------

$.15 to 3.00   9,437,559         0.78  $      1.20    9,437,559  $       1.20
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



--------------------------------------------------------------------------------

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Loss Per Share
     Continued

Loss per share information in accordance with SFAS 128 is as follows:


                          Year Ended December 31, 1998
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $     (3,481,889)
Less preferred stock
  dividends
                                 ----------------
Basic EPS
Loss available to
  common stockholders                  (3,481,889)      24,283,000  $      (.14)
                                                                  --------------
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $     (3,481,889)      24,283,000  $      (.14)
                                 -----------------------------------------------




                                            Year Ended December 31, 1997
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $       (831,762)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Loss available to
  common stockholders                    (831,762)      22,206,000  $      (.04)
                                                                  --------------
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $       (831,762)      22,206,000  $      (.04)
                                 -----------------------------------------------



--------------------------------------------------------------------------------

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Loss Per Share
     Continued

                                              Cumulative Amounts Since
                                                November 20, 1991
                                 -----------------------------------------------
                                       Loss           Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $     (9,708,338)
Less preferred stock
  dividends
                                 ----------------
Basic EPS
Loss available to
  common stockholders                  (9,708,338)      18,817,000  $      (.52)
                                                                  --------------
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $     (9,708,338)      18,817,000  $      (.52)
                                 -----------------------------------------------



11.  Commitments

The Company leases its office facility and previous office facility under operating leases The leases require monthly payments of $900 through April 2000.


Approximate future commitments under these leases are as follows:


Year                                                           Amount
                                                          -----------------

1999                                                      $          10,800
2000                                                                  3,600
                                                          -----------------

                                                          $          14,400
                                                          -----------------

Annual rent expense totaled approximately $10,000 for the years ended December 31, 1998 and 1997.



--------------------------------------------------------------------------------

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


12.  Settlement of Contract

The Company in 1995, engaged an entity to raise capital. As part of the agreement the Company issued shares of its stock to the entity, placed an officer of the other entity on the Company's Board of Directors and appointed another individual related to the entity to be the Company's Chief Financial Officer. In 1996, both individuals resigned from their positions with the Company and have made numerous allegations. The Company is in discussion with the entity and these individuals to determine the extent and validity of these allegations. The Company has canceled 1,400,000 shares of the common stock issued as a fee to raise capital. The corresponding subscription receivable was also canceled. The Company, in 1997, resolved the dispute with the former officer and issued 800,000 shares of the Company's common stock in full satisfaction.


13.  Recently Issued Accounting Statements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

--------------------------------------------------------------------------------