Form 10QSB
period 1999-03-31
MEDICAL DISCOVERIES INC
filed 1999-05-17
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

          For the quarterly period ended        March 31, 1999
                                               ----------------

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,473,625
                                                             -----------
as of April 30, 1999
      ---------------

            Transitional Small Business Disclosure Format (check one)

                                                           Yes   X No
                                                        ===     ===

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

     Balance Sheet as of March 31, 1999 (unaudited) and December 31, 1998 (unaudited)

     Statements of Operations for the Three-Month Periods ended March 31, 1999 (unaudited) and March 31, 1998 (unaudited) and since inception through March 31, 1999 (unaudited)

     Statements of Cash Flows for the Three-Month Periods ended March 31, 1999 (unaudited) and March 31, 1998 (unaudited) and since inception through March 31, 1999 (unaudited)

     Notes to Unaudited Financial Statements

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     AS OF MARCH 31, 1999 AND MARCH 31, 1998
                                   (UNAUDITED)

                                    March 31, 1999         December 31, 1998
                                     -------------           -------------
CURRENT ASSETS
        Cash                         $      32,702           $      84,847
        Accounts receivable                  2,921                   2,716
        Inventory                          165,698                 158,225
        Prepaid expenses                     6,862                  10,973
                                     -------------           -------------
          Total Current Assets             208,183                 256,761

PROPERTY AND EQUIPMENT
        Equipment                          108,521                 108,521
        Less: Accumulated depreciation     (43,222)                (39,610)
                                     -------------           -------------
          Net Property and Equipment        65,299                  68,911

OTHER ASSETS                                   900                   1,409
                                     -------------           -------------
Total Assets                         $     274,382           $     327,081
                                     =============           =============
CURRENT LIABILITIES
     Accounts payable                $   1,454,165           $   1,399,414
     Accrued interest                       58,361                  44,129
     Current maturities of:
        Notes payable                      296,717                 191,717
        Convertible notes payable          200,983                 250,983
                                     -------------           -------------
          Total Current Liabilities      2,010,226               1,886,246

STOCKHOLDERS' EQUITY
     Common Stock, no par value,
        authorized 100,000,000           9,761,250               9,661,250
        shares; 26,473,625 shares
        and 26,373,625 shares
        issued and outstanding at
        March 31, 1999 and December
        31, 1998, respectively
     Retained deficit                  (11,314,594)            (11,107,915)
     Subscription receivables             (112,500)                112,500
                                     -------------           -------------
     Total Stockholders' Equity         (1,735,844)             (1,559,165)
                                     -------------           -------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY              $     274,382           $     327,081
                                     =============           =============

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                   (UNAUDITED)

                                                               Cumulative
                                For the three months          Amounts since
                                   ended March 31,            November 20,
                              --------------------------      1991 (date of
                                 1999             1998          inception)
                              ----------        ---------     -------------
REVENUE
  Revenue and fees            $       0         $   2,273     $    126,609
  Interest                            0               726           23,406
                              ----------        ----------    -------------
    Total Revenue                     0             2,999          150,015

EXPENSES
  Cost of Sales               $       0         $   1,250     $      7,750
  License                             0                 0        1,001,500
  Research and development       58,637            73 825        2,330,928
  General and administrative    103,647           112,923        7,721,167
  Interest                       44,394            14,168          239,222
                              ----------        ----------    -------------
     Total Expenses             206,678           202,166       11,300,567
                              ----------        ----------    -------------
LOSS BEFORE INCOME TAXES       (206,678)         (199,167)     (11,150,552)
  AND EXTRAORDINARY ITEM

INCOME TAXES                          0                 0                0
                              ----------        ----------    -------------
LOSS BEFORE EXTRAORDINARY      (206,678)         (199,167)     (11,150,552)
  ITEM

FORGIVENESS OF DEBT                   0                 0        1,235,536
                              ----------        ----------    -------------
NET INCOME                    $(206,678)        $(199,167)    $ (9,915,016)
                              ==========        ==========    =============

INCOME / (LOSS) PER SHARE
  Loss from continuing
  operations                  $   (0.01)        $   (0.01)    $      (0.60)
  Gain from debt
  forgiveness                      0.00              0.00             0.07
                              ----------        -----------   -------------
  Income / (loss) per
  share                      $    (0.01)        $   (0.01)    $      (0.53)
                             ===========        ===========   =============

WEIGHTED AVERAGE NUMBER
  OF SHARES                  26,395,847        23,192,519       18,734,836
                            ============      =============   =============

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE PERIODS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                   (UNAUDITED)

                                                                 Cumulative
                                    For the three months        Amounts since
                                      ended March 31,            November 20,
                                    --------------------        1991 (date of
                                       1999         1998         inception)
                                   -----------   -----------    -------------
OPERATING ACTIVITIES
  Net income (loss) for the
    period                         $ (206,679)   $ (199,167)    $ (9,915,017)
  Add non-cash items
    Common stock options issued
      for services                                                 2,336,303
    Common stock issued for
      services and license             30,000             0        3,559,986
    Reduction of legal costs                0             0         (130,000)
    Depreciation                        3,612         3,726           44,681
    Loss on disposal of equipment           0             0           30,364
    Gain on debt restructuring              0             0       (1,235,536)
    Write-off receivables                   0             0          193,965
    Decrease (increase) in:
      Receivables                        (205)       11,289           10,450
      Inventory                        (7,473)      (10,500)        (165,698)
      Prepaid Expenses                  4,111         4,077           (6,862)
      Other assets                        509           940             (900)
    Increase (decrease) in:
      Accounts payable                 85,773      (131,030)       1,298,256
      Accrued expenses                (16,793)       11,546           79,842
                                   -----------   -----------    -------------
Net Cash from Operations             (107,145)      (46,949)      (3,921,066)

INVESTING ACTIVITIES
  Purchases of equipment                    0             0         (132,184)
  Payments received on note
    receivable                              0             0          130,000
                                   -----------   -----------    -------------
Net Cash from Investing Activities          0             0           (2,184)

FINANCING ACTIVITIES
  Increase in notes payable           105,000             0          351,806
  Payment of notes payable             50,000          (782)         (97,287)
  Increase in notes payable                 0             0          316,700
  Equity contributed                        0             0          131,374
  Proceeds from issuance of
     common stock                           0        50,000        3,253,359
                                   -----------   -----------    -------------
    Net Cash from Financing
      Activities                       55,000        49,218        3,955,952
                                   -----------   -----------    -------------
NET INCREASE / (DECREASE) IN CASH     (52,145)        2,269           32,702

CASH, BEGINNING PERIOD                 84,847           764                0
                                   -----------   -----------    -------------
CASH ENDING PERIOD                  $  32,702    $    3,033     $     32,702
                                   ===========   ===========    =============

                            MEDICAL DISCOVERIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

NOTES TO UNAUDITED FINANCIAL STATEMENTS


The unaudited financial statements include the accounts of Medical Discoveries, Inc. and include all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1999 and the results of operations and changes in financial position for the three-month period ended March 31, 1999. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OPERATIONS AND LIQUIDITY.

MDI has no revenue for the period from January 1, 1999 to March 31, 1999 compared to $2,278 in revenue for the same period in 1998. The revenue in 1Q 1998 results from initial sales of imported functional water machines, which product line was subsequently discontinued by the Company. MDI spent $ 58,637 in research and development costs during the first three months of 1999 compared to $73,825 for the same period in last year. The decreased spending reflects the reduced level of testing the Company is conducting while awaiting additional funds. MDI reduced its General and Administrative expense by 8 percent to $103,647 from $112,923. Funding for on-going operations is discussed in the "Additional Funding is Required" section below.

PHARMACEUTICAL DRUG DISCOVERY AND DEVELOPMENT ACTIVITIES

MDI has completed a series of validation testing at the Dana-Faber Cancer Institute, a Harvard Medical School teaching Affiliate and National Institute of Health (NIH) approved HIV/AIDS Testing Laboratory.

These  tests  confirmed  and  extended   previous  research  and  testing  which
demonstrated that MDI-P is shown to be capable of killing HIV in cell cultures without mortality to the cells.

A six-month Research Grant with the Dana-Farber Cancer Institute to further extend and confirm the anti -HIV/AIDS activity of MDI-P is in progress. In this Research, MDI-P is being analyzed for effectiveness in killing laboratory strains of HIV-1; clinical specimens of HIV; and resistant strains of HIV-1. These test results continue to support the effectiveness or MDI-P in killing the HIV Virus.

During its current research testing, the Company has become aware of the need to address certain technical issues regarding the electrolysis equipment used to produce MDI-P during initial manufacture.

MDI has temporarily suspended validation testing at the Dana-Farber Cancer Institute of its novel drug "MDI-P" targeted at the HIV/AIDS disease due to certain technical issues. Although the testing performed during the last quarter, which demonstrated MDI-P to be capable of killing HIV in cell cultures without mortality to the cells, remains valid, the Company has decided to temporarily suspend further investigation until such time as these technical issues are resolved. Work is already in progress to develop a permanent solution to these minor technical issues.

Toxicology studies initiated in October of 1998 were completed during the first quarter. A final report will be available upon completion by the Company of final payments to the testing Laboratory. MDI has also initiated microbiology studies during the first quarter; however, these studies have been suspended pending availability of appropriate levels of funding.

Progress of the Company's plan for submission to the FDA of an IND Application has been delayed, and continuation depends on the ability of the Company to successfully address certain technical issues, and the ability of the Company to obtain sufficient funding enabling the completion of the toxicity, microbiology, and chemical characterization studies in various stages of progress. See "Additional Funding is Required" section below. While results to date continue to show promise, the Company can provide no assurance the technology will eventually be proven.

MDI HEALTHCARE SYSTEMS, INC. CONSUMER PRODUCTS SUBSIDIARY

MDI's operating division, MDI HealthCare Systems, Inc., (MDI-HCS) is focused on the identification, exploration, validation, development, and commercialization of innovative solutions for scar therapy, wound healing, and skin care and repair.

InvisiScar(TM), an innovative topical silicone gel, and AquaCleanse (TM), an electrolysis technology based disinfecting cleansing pad, have enabled the Company to enter the worldwide $3.5 billion skin care market. In addition, a third product, the Beautification Facemask (TM), enables the Company to enter the anti-aging, facial beautification market. These products are proprietary to the Company, utilize a variety of its core technologies and position the Company for strong revenue potential in 1999 and the next millennium.

During the first quarter, MDI-HCS launched its innovative scar treatment products InvisiScar and AquaCleanse, into the very large and potentially lucrative Brazilian market. The Company has entered into an exclusive distribution agreement. This exclusive distribution agreement calls for minimum purchases of the MDI-HCS in the range of $1 million.

The success of MDT-HCS depends on the Company's ability to properly finance the product launch and the response of competitive products. See "Additional Funding is Required" section below.

RESEARCH AND DEVELOPMENT ACTIVITIES, JAPAN

In addition to its novel drug, MDI-P, and Cosmeceuticals product development and commercialization accomplishments, the Company continues its discovery and development activities for electrolysis technologies in its Tokyo, Japan based Research and Development Group. MDI's Team Japan is to identity additional applications for the Company's electrolysis based technologies, and develop appropriate technological innovations for rapid market entry. Currently, the Company is investigating several resultant product development activities which, if proven, may lead to additional revenue producing opportunities.

LIQUIDITY AND FINANCIAL RESOURCES

ADDITIONAL FUNDING IS REQUIRED. Management intends to raise substantial additional funds in private stock offerings in the near future in order to meet its near-term funding requirements. In the future, management anticipates the need to raise substantial additional funds in public stock offerings as well. The funds to be raised will be used in the following areas: 1) submission of an IND Application with the FDA for it novel Anti-HIV/AIDS drug, 2) the launch of MDl-HCS. 3) payment of the MDI Trust Fund obligations, 4) commencement of payment of salaries to Company personnel, and 5) at such time as funds become available, the prior debts of the Company.

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

FORWARD-LOOKING STATEMENTS. Certain matters discussed in this Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenues and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

PART II
                         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation and there has been no change in any with regard to any potential legal dispute since the filing of the Company's 10KSB for the year ended December 31, 1998.


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