Form 10QSB
period 1999-06-30
MEDICAL DISCOVERIES INC
filed 1999-12-20
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

                  For the quarterly period ended June 30, 1999
                                               ----------------

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

                                  X Yes     No
                                ====    ====

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


     Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                    Yes     No
                                ====    ====

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,656,959 as of November 16, 1999.

     Transitional Small Business Disclosure Format (check one)

                                    Yes   X No
                                ====    ====

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

     Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998 (unaudited)

     Statements of Operations for the Three-Month Periods ended June 30, 1999 (unaudited) and June 30, 1998 (unaudited) and since inception through June 30, 1999 (unaudited)

     Statements of Cash Flows for the Three-Month Periods ended June 30, 1999 (unaudited) and June 30, 1998 (unaudited)

     Notes to Unaudited Financial Statements

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                       June 30, 1999          December 31, 1998
                                       --------------         ------------------
CURRENT ASSETS
        Cash                          $        719            $     84,847
        Accounts receivable                  2,822                   2,716
        Inventory                          160,820                 158,225
        Prepaid expenses                     2,741                  10,973
                                      -------------           -------------
          Total Current Assets             167,102                 256,761

PROPERTY AND EQUIPMENT
        Equipment                          108,521                 108,521
        Less: Accumulated depreciation     (45,591)                (39,610)
                                      -------------           -------------
          Net Property and Equipment        62,930                  68,911

OTHER ASSETS                                   900                   1,409

Total Assets                          $    230,932            $    327,081
                                      =============           =============
CURRENT LIABILITIES
     Accounts payable                 $  1,741,726            $  1,399,414
     Accrued interest                       72,593                  44,129
     Current maturities of:
        Notes payable                      351,717                 191,717
        Convertible notes payable          200,983                 250,983
                                      -------------           -------------
          Total Current Liabilities      2,367,019               1,886,246

STOCKHOLDERS' EQUITY
     Common Stock, no par value,
        authorized 100,000,000           9,691,250               9,661,250
        shares; 26,543,625 shares
        issued and outstanding at
        June 30, 1999
     Retained deficit                  (11,714,837)            (11,107,915)
     Subscription receivables             (112,500)                112,500
                                      -------------           -------------
     Total Stockholders' Equity         (2,136,087)             (1,559,165)
                                      -------------           -------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY               $    230,932            $    327,081
                                      =============           =============

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
              FOR THE PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                   (UNAUDITED)



                                                                                              Cumulative
                              For the three months             For the six months            Amounts since
                                 ended June 30,                  ended June 30,               November 20,
                            ------------------------------   -----------------------------   1991 (date of
                                  1999               1998          1999              1998       inception)
                            -----------        -----------   -----------       -----------   -------------
REVENUE
  Revenue and fees          $        0         $   10,574    $        0        $   12,847    $    126 609
  Interest                           0                432             0             1,158          23,406
                            -----------        -----------   -----------       -----------   -------------
    Total Revenue                    0             11,006             0            14,005         150,015

COST OF GOODS SOLD                   0              3,750             0             5,000           7,750
                            -----------        -----------   -----------       -----------   -------------
GROSS MARGIN                         0              7,256             0             9,005         142,265

EXPENSES
  License                            0                  0             0                 0       1,001,500
  Research and development     306,736             71,662       365,373           145,487       2,637,664
  General and administrative    79,144             96,109       182,791           209,032       7,800,311
                            -----------        -----------   -----------       -----------   -------------
     Total Expenses            385,880            167,771       548,164           354,519      11,439,475
                            -----------        -----------   -----------       -----------   -------------
NET LOSS FROM OPERATIONS      (385,880)          (160,515)     (548,164)         (345,514)    (11,297,210)

OTHER INCOME / (EXPENSE)       (14,364)           (12,051)      (58,758)          (26,219)       (253,586)
                            -----------        -----------   -----------       -----------   -------------

LOSS BEFORE INCOME TAXES      (400,244)          (172,566)     (606,922)         (371,733)    (11,550,796)
  AND EXTRAORDINARY ITEM

INCOME TAXES                         0                  0             0                 0               0
                            -----------        -----------   -----------       -----------   -------------
LOSS BEFORE EXTRAORDINARY     (400,244)          (172,566)     (606,922)         (371,733)    (11,550,796)
  ITEM

FORGIVENESS OF DEBT                  0                  0             0                 0       1,235,536
                            -----------        -----------   -----------       -----------   -------------
NET INCOME                  $ (400,244)        $ (172,566)   $ (606,622)       $ (371,733)   $(10,315,260)
                            ===========        ===========   ===========       ===========   =============

INCOME / (LOSS) PER SHARE
  Loss from continuing
  operations                $    (0.02)        $    (0.01)   $    (0.02)       $    (0.02)   $      (0.61)
  Gain from debt
  forgiveness                     0.00               0.00          0.00              0.00            0.07
                            -----------        -----------   -----------       -----------   -------------
  Income / (loss) per
  share                     $    (0.02)        $    (0.01)   $    (0.02)       $    (0.02)   $      (0.54)
                            ===========        ===========   ===========       ===========   =============

WEIGHTED AVERAGE NUMBER
  OF SHARES                  26,479,559         23,577,472    26,476,608        23,376,004      18,988,442
                            ===========        ===========   ===========       ===========   =============


                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                   (UNAUDITED)

                                                                 Cumulative
                                    For the six months          Amounts since
                                      ended June 30,            November 20,
                                   -------------------------    1991 (date of
                                       1999         1998         inception)
                                   -----------   -----------    -------------
OPERATING ACTIVITIES
  Net income (loss) for the
    period                         $ (606,922)   $ (371,733)    $(10,314,019)
  Add non-cash items
    Common stock options issued
      for services                                                 2,336,303
    Common stock issued for
      services and license             30,000             0        3,559,986
    Reduction of legal costs                0             0         (130,000)
    Depreciation                        5,981         7,520           47,050
    Loss on disposal of equipment           0             0           30,364
    Gain on debt restructuring              0             0       (1,235,536)
    Write-off receivables                   0             0          193,965
    Decrease (increase) in:
      Receivables                        (106)       19,109           10,351
      Inventory                        (2,595)       (6,750)        (160,820)
      Prepaid Expenses                  8,232         8,154           (2,741)
      Other assets                        509           940             (900)
    Increase (decrease) in:
      Accounts payable                373,334       190,945        1,584,576
      Accrued expenses                 (2,561)        5,911           94,074
                                    ----------   -----------    ------------
Net Cash from Operations             (194,128)     (145,904)      (4,008,049)

INVESTING ACTIVITIES
  Purchases of equipment                    0        (4,000)        (132,184)
  Payments received on note
    receivable                              0             0          130,000
  Investment in Regenere                    0       (75,000)         (75,000)
                                    ----------   -----------    ------------
Net Cash from Investing Activities          0       (79,000)          (2,184)

FINANCING ACTIVITIES
  Increase in notes payable           160,000             0          406,806
  Payment of notes payable            (50,000)       (1,591)         (97,287)
  Increase in notes payable                 0             0          316,700
  Equity contributed                        0             0          131,374
  Proceeds from issuance of
     common stock                           0       431,680        3,253,359
                                    ----------   -----------    ------------
    Net Cash from Financing
      Activities                      110,000       430,089        4,010,952
                                    ----------   -----------    ------------
NET INCREASE / (DECREASE) IN CASH     (84,128)      205,185              719

CASH, BEGINNING PERIOD                 84,847           764                0
                                    ----------   -----------    ------------
CASH ENDING PERIOD                  $     719    $  205,949     $        719
                                    ==========   ===========    ============

                            MEDICAL DISCOVERIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999


NOTES TO UNAUDITED FINANCIAL STATEMENTS


The unaudited financial statements include the accounts of Medical Discoveries, Inc. and include all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in financial position for the three-month period ended June 30, 1999. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OPERATIONS AND LIQUIDITY.

MDI booked no revenue for the period from January 1, 1999 to June 30, 1999 compared to $12,847 in revenue for the same period in 1998. The Company discontinued sales of imported functional water machines in 1998 which resulted in the absence of revenue. MDI spent $365,373 in research and development costs during the first six months of 1999 compared to $145,487 for the same period in last year. The increased spending reflects the accrual of $218,000 for expenses previously incurred at Harvard and an outside research lab for MDI-P and MDI-HCS product testing. General and administrative costs decreased to $182,791 during the six-month period ended June 1999 from $209,032 for the same period in 1998. This reduction in spending was mainly due to the Company's scaled back operations due to cash shortages. In May 1999, the Company depleted its remaining cash accounts and suspended payments to creditors.

Funding for on-going operations is discussed in the "Additional Funding is Required" section below. In an attempt to find additional funding, members of the board made short-term loans to MDI to allow the Company to continue to present its plans to potential investors. As discussed below, the Company signed a letter of intent in October 1999 with a funding group to provide additional funding for operations. As part of the due diligence efforts discussed below, the Company borrowed $20,000 to maintain operations from the funding group. If these funds are exhausted before due diligence investigations are completed, the Company will seek additional debt from the funding group.

PHARMACEUTICAL DRUG DISCOVERY AND DEVELOPMENT ACTIVITIES

Due to the absence of available funding, the Company suspended its testing and development program efforts. Based on work previously completed, Dr. Aldona Baltch, Albany , New York, has submitted a manuscript describing the antimicrobial activity of MDI-P against several species of bacteria. Significant killing was observed at dilutions of up to 1:10,000 for Candida Albacans. This will be the first full paper to be published on MDI-P.

MDI HEALTHCARE SYSTEMS, INC. CONSUMER PRODUCTS SUBSIDIARY

MDI's consumer product subsidiary, MDI HealthCare Systems, Inc., (MDI-HCS) has been unable to record any sales due to the absence of funds. MDI-HCS continues to maintain contact with the groups where it has previously executed sales agreements.

The success of MDT-HCS depends on the Company's ability to raise additional funds to properly launch its products and the response of competitive products. See "Additional Funding is Required" section below.

ADDITIONAL FUNDING IS REQUIRED

Management intends to raise substantial additional funds in private stock offerings in the near future in order to meet its near-term funding requirements. In the future, management anticipates the need to raise substantial additional funds in public stock offerings as well. It is anticipated that shareholders may experience substantial dilution due to the current financial position of the Company. The funds to be raised will be used in the following areas: 1) the launch of MDl-HCS, 2) continued research for MDI-P, 3) payment and payment arrangements for the Company's obligations, 4) commencement of payment of salaries to Company personnel, and 5) at such time as funds become available, payment of prior debts of the Company.

SUBSEQUENT EVENTS

As of November 16, 1999, had experienced two significant events: 1) the termination Mr. Lee Kulas as President and CEO, and 2) the execution of a letter of intent outlining terms of additional funding.

As of May 31, 1999, the Company stopped accruing salary for Mr. Kulas as well as for other principals in the Company. On September 15, 1999, the Board of Directors officially terminated the employment contract of Mr. Lee Kulas, to allow Mr. Kulas to pursue other interests. Mr. Kulas remains a director of the Company.

In October 1999, the Company signed a letter of intent with an outside investment group. The letter provides for a complete due diligence investigation. If MDI completes due diligence investigations successfully, MDI and the investment group will form a joint venture to sell MDI-HCS products. The Company plans for the joint venture to generate cash for further development of MDI-P. MDI has also initiated discussions with the investment group for a direct investment in MDI.

Under the terms of the joint venture, the investment group will provide funds of $750,000 to the joint venture and will extend a $150,000 line of credit to MDI. MDI will assign all rights it owns in HCS products to the joint venture. MDI will own 42 percent of the joint venture. In exchange for the $750,000 contributed to the joint venture and the line of credit extended to MDI, the investment group will receive 25,000,000 shares of MDI stock, which would represent an ownership interest of approximately 48 percent of the Company.

In early December 1999, the investment group notified MDI that its due diligence investigations would require up to an additional 120 days. As a temporary measure to provide funds to MDI, the investment group has made two short-term loans totaling $32,000 to the Company. These short-term loans will be converted to draws against the $150,000 line of credit contemplated by the letter of intent. MDI plans to request additional funds as required during the due diligence period. In addition, the Company has signed an agreement with a term of 120 days granting a company controlled by the investment group to sell MDI HealthCare Systems products. The purpose of the agreement is to allow the Company to begin to market its products immediately pending the completion of the due diligence and subsequent joint venture and funding issues contemplated in the letter of intent.

With the exception of the actual reported financial results and other historical information, the statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking statements that involve risks and uncertainties that could affect actual future results. Such risks and uncertainties include, but are not limited to: the regulatory environment, the technical and engineering risks associated with new product development, the availability of funding, the cooperation of the Company's creditors, the ability of the Company to attract and retain competent personnel, consumer acceptance of HCS products, favorable negotiations with partners in the proposed joint venture, the presence of possible competitors, and competing technologies.

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation and there has been no change in any with regard to any potential legal dispute since the filing of the Company's 10Q for the quarter ended March 31, 1999.


ITEM 2.  CHANGES IN SECURITIES

N/A


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

N/A


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A


ITEM 5.  OTHER INFORMATION

N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B.

The following are exhibits to this Form 10-QSB.

EXHIBIT NUMBER     DESCRIPTION
---------------    -----------

27                 Financial Data Schedule.

(b) Reports on Form 8-K

N/A

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       MEDICAL DISCOVERIES, INC.



Date: November 19, 1999                /s/ David Walker
                                       ---------------------------
                                       Chairman of the Board
Officer