Form 10QSB
period 1999-09-30
MEDICAL DISCOVERIES INC
filed 1999-12-20
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

          For the quarterly period ended        September 30, 1999
                                                ------------------

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

                                    Yes   X  No
                                 ===     ===

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

     Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998 (unaudited)

     Statements of Operations for the three-month and nine-month Periods ended September 30, 1999 (unaudited) and September 30, 1998 (unaudited) and since inception through September 30, 1999 (unaudited)

     Statements of Cash Flows for the nine-month Periods ended September 30, 1999 (unaudited) and September 30, 1998 (unaudited)

     Notes to Unaudited Financial Statements

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                        September 30, 1999     December 31, 1998
                                        ------------------    ------------------
CURRENT ASSETS
        Cash                          $         50            $     84,847
        Accounts receivable                  2,718                   2,716
        Inventory                          159,426                 158,225
        Prepaid expenses                         0                  10,973
                                      -------------           -------------
          Total Current Assets             162,194                 256,761

PROPERTY AND EQUIPMENT
        Equipment                          108,521                 108,521
        Less: Accumulated depreciation     (49,426)                (39,610)
                                      -------------           -------------
          Net Property and Equipment        59,095                  68,911

OTHER ASSETS                                   900                   1,409

Total Assets                          $    222,189            $    327,081
                                      =============           =============
CURRENT LIABILITIES
     Accounts payable                 $  1,778,442            $  1,399,414
     Accrued interest                       92,132                  44,129
     Current maturities of:
        Notes payable                      354,418                 191,717
        Convertible notes payable          200,983                 250,983
                                      -------------           -------------
          Total Current Liabilities      2,425,975               1,886,246

STOCKHOLDERS' EQUITY
     Common Stock, no par value,
        authorized 100,000,000           9,717,250               9,661,250
        shares; 26,656,959 shares
        issued and outstanding at
        September 30, 1999
     Retained deficit                  (11,808,536)            (11,107,915)
     Subscription receivables             (112,500)                112,500
                                      -------------           -------------
     Total Stockholders' Equity         (2,203,786)             (1,559,165)
                                      -------------           -------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY               $    222,189            $    327,081
                                      =============           =============

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)



                                                                                               Cumulative
                              For the three months             For the nine months          Amounts since
                              ended September 30,              ended September 30,            November 20,
                            ------------------------------   -----------------------------  1991 (date of
                                  1999               1998          1999              1998       inception)
                            -----------        -----------   -----------       -----------   -------------

REVENUE
  Revenue and fees          $        0         $    4,837    $        0        $   17,684    $    126 609
  Interest                           0                  0             0             2,515          23,406
                            -----------        -----------   -----------       -----------   -------------
    Total Revenue                    0             11,006             0            20,199         150,015

COST OF GOODS SOLD                   0              2,250             0             7,250           7,750
                            -----------        -----------   -----------       -----------   -------------
GROSS MARGIN                         0              3,944             0            12,949         142,265

EXPENSES
  License                            0                  0             0                 0       1,001,500
  Research and development      10,633            131,530       376,006           277,017       2,648,297
  General and administrative    63,490            243,679       246,281           452,711       7,863,801
                            -----------        -----------   -----------       -----------   -------------
     Total Expenses             74,123            375,209       622,287           729,728      11,513,598
                            -----------        -----------   -----------       -----------   -------------
NET LOSS FROM OPERATIONS      ( 74,123)          (371,265)     (622,287)         (716,779)    (11,297,210)

OTHER INCOME / (EXPENSE)       (19,576)           (13,237)      (78,334)          (39,459)       (273,162)
                            -----------        -----------   -----------       -----------   -------------

LOSS BEFORE INCOME TAXES      ( 93,699)          (384,502)     (700,621)         (756,235)    (11,644,495)
  AND EXTRAORDINARY ITEM

INCOME TAXES                         0                  0             0                 0               0
                            -----------        -----------   -----------       -----------   -------------
LOSS BEFORE EXTRAORDINARY     ( 93,699)          (384,502)     (700,621)         (756,235)    (11,644,495)
  ITEM

FORGIVENESS OF DEBT                  0                  0             0                 0       1,235,536
                            -----------        -----------   -----------       -----------   -------------
NET INCOME                  $ ( 93,699)        $ (384,502)   $ (700,621)       $ (756,235)   $(10,408,959)
                            ===========        ===========   ===========       ===========   =============

INCOME / (LOSS) PER SHARE
  Loss from continuing
  operations                $    (0.00)        $    (0.02)   $    (0.03)       $    (0.03)   $      (0.61)
  Gain from debt
  forgiveness                     0.00               0.00          0.00              0.00            0.07
                            -----------        -----------   -----------       -----------   -------------
  Income / (loss) per
  share                     $    (0.00)        $    (0.02)   $    (0.03)       $    (0.03)   $      (0.54)
                            ===========        ===========   ===========       ===========   =============

WEIGHTED AVERAGE NUMBER
  OF SHARES                  26,602,539         23,997,410    26,493,405        23,897,943      19,232,432
                            ===========        ===========   ===========       ===========   =============


                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                   Cumulative
                                    For the nine months         Amounts since
                                      ended September 30,         November 20,
                                   -------------------------    1991 (date of
                                       1999         1998           inception)
                                   -----------   -----------    -------------
OPERATING ACTIVITIES
  Net income (loss) for the
    period                         $ (700,621)   $ (756,237)    $(10,408,959)
  Add non-cash items
    Common stock options issued
      for services                                                 2,336,303
    Common stock issued for
      services and license             54,000             0        3,583,986
    Reduction of legal costs                0             0         (130,000)
    Depreciation                        9,816        10,931           50,885
    Loss on disposal of equipment           0             0           30,364
    Gain on debt restructuring              0             0       (1,235,536)
    Write-off receivables                   0             0          193,965
    Decrease (increase) in:
      Receivables                          (2)       26,825           10,247
      Inventory                        (1,201)     (134,500)        (159,426)
      Prepaid Expenses                 10,973        (4,220)               0
      Other assets                        509         2,260           (1,409)
    Increase (decrease) in:
      Accounts payable                410,050       386,124        1,622,533
      Accrued expenses                 16,978        17,712          113,613
                                    ----------   -----------    ------------
Net Cash from Operations             (199,498)     (222,172)      (4,013,419)

INVESTING ACTIVITIES
  Purchases of equipment                    0       (32,944)        (132,184)
  Payments received on note
    receivable                              0             0          130,000
                                    ----------   -----------    ------------
Net Cash from Investing Activities          0       (79,000)          (2,184)

FINANCING ACTIVITIES
  Increase in notes payable           162,701             0          409,507
  Payment of notes payable            (50,000)       (3,409)         (97,287)
  Increase in notes payable                 0             0          316,700
  Equity contributed                        0             0          131,374
  Proceeds from issuance of
     common stock                       2,000       631,680        3,255,359
                                    ----------   -----------    ------------
    Net Cash from Financing
      Activities                      114,701       635,089        4,015,653
                                    ----------   -----------    ------------
NET INCREASE / (DECREASE) IN CASH     (84,797)      151,094               50

CASH, BEGINNING PERIOD                 84,847           764                0
                                    ----------   -----------    ------------
CASH ENDING PERIOD                  $      50    $  151,858     $         50
                                    ==========   ===========    ============

                            MEDICAL DISCOVERIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

NOTES TO UNAUDITED FINANCIAL STATEMENTS


The unaudited financial statements include the accounts of Medical Discoveries, Inc. and include all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1999 and the results of operations and changes in financial position for the three-month and nine-month periods ended September 30, 1999. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OPERATIONS AND LIQUIDITY.

MDI booked no revenue for the period from January 1, 1999 to September 30, 1999 compared to $17,684 in revenue for the same period in 1998. The Company discontinued sales of imported functional water machines in 1998 which resulted in the absence of revenue. MDI spent $376,006 in research and development costs during the first nine months of 1999 compared to $277,017 for the same period in last year. The increased spending reflects the accrual of $218,000 for expenses previously incurred at Harvard and an outside research lab for MDI-P and MDI-HCS product testing. General and administrative costs decreased to $246,281 during the nine-month period ended September 1999 from $452,711 for the same period in 1998. This reduction in spending was mainly due to the Company's scaled back operations due to cash shortages. In May 1999, the Company depleted its remaining cash accounts and temporarily suspended payments to creditors.

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

MDI HEALTHCARE SYSTEMS, INC. CONSUMER PRODUCTS SUBSIDIARY

MDI's consumer product subsidiary, MDI HealthCare Systems, Inc., (MDI-HCS) has been unable to record any sales due to the absence of funds. MDI-HCS continues to maintain contact with the groups where it has previously executed sales agreements and the potential for sales in the future remains.

The success of MDT-HCS depends on the Company's ability to raise additional funds to properly launch its products and the response of competitive products. See "Additional Funding is Required" section below.

ADDITIONAL FUNDING IS REQUIRED

Management intends to raise substantial additional funds in private stock offerings in the near future in order to meet its near-term funding requirements. In the future, management anticipates the need to raise substantial additional funds in public stock offerings as well. It is anticipated that shareholders may experience substantial dilution due to the current financial position of the Company. The funds to be raised will be used in the following areas: 1) the launch of MDl-HCS, 2) continued research for MDI-P, 3) payment of the MDI Trust Fund obligations, 4) commencement of payment of salaries to Company personnel, and 5) at such time as funds become available, payment of prior debts of the Company.

SUBSEQUENT EVENTS

As of November 16, 1999, had experienced at least two events significant events:
1) the termination Mr. Lee Kulas as President and CEO, and 2) the execution of a letter of intent outlining terms of additional funding.

As of May 31, 1999, the Company stopped accruing salary for Mr. Kulas as well as for other principals in the Company. On September 15, 1999, the Board of Directors officially terminated the employment contract of Mr. Lee Kulas, to allow Mr. Kulas to pursue other interests. Mr. Kulas remains a director of the Company.

In October 1999, the Company signed a letter of intent with an outside investment group. The letter provides for a due diligence investigation. If MDI completes due diligence investigations successfully, MDI and the investment group will form a joint venture to sell MDI-HCS products. The Company plans for the joint venture to generate cash for further development of MDI-P. MDI has also initiated discussions with the investment group for a direct investment in MDI.

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