Form 10KSB
period 1999-12-31
MEDICAL DISCOVERIES INC
filed 2000-05-05
CIK 748790

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
  X               Annual Report Under Section 13 or 15(d) of the Securities
-----             Exchange Act of 1934 (FEE REQUIRED)


                  For the fiscal year ended December 31, 1999
                                            -----------------

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

          1800 South West Temple, Suite 304, Salt Lake City, Utah 84115
-------------------------------------------------------------------------
         (Address of Principal Executive Offices)      (Zip Code)

Issuer's Telephone Number, Including Area Code:  (801) 463-9311
                                                -------------------------

Securities Registered under Section 12(b) of the Exchange Act:

   Title of Each Class        Name of Each Exchange on Which Registered
--------------------------    -------------------------------------------
          None                                None
--------------------------    -------------------------------------------


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

Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                           -----

The Company had revenues totaling $ 19,830 from operations during the fiscal year ended December 31, 1999.

The aggregate market value of the voting stock held by nonaffiliates of the registrant (24,807,921 shares) is approximately $3,100,990. The aggregate market value has been computed by reference to the average bid and asked prices of such stock ($0.125 per share) as of April 28, 2000 (which date is within 60 days of the filing of this Form 10-KSB/A).

The number of shares outstanding of the issuer's Common Stock as of April 28, 2000 was 26,656,959.

                                     PART I

ITEM 1.  BUSINESS OVERVIEW

This annual report contains a number of forward-looking statements, including, without limitation, statements referring to: future research efforts, competition, government regulation, and funding efforts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in this report. The Company does not assume any obligation to update any forward-looking statements made herein.

The Company has made every effort to address Y2K issues in its internal systems and with its suppliers. The Company has completed the transition into the year 2000 without any noticeable events related to Y2K compliance or system problems. As of March 30, 2000, the Company had not identified, nor was aware of, any material Year 2000 issues.

THE COMPANY

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

In addition to its base business, the Company expanded into related technologies in 1999 by forming MDI HealthCare Systems, Inc. ("MDI-HCS"), a wholly owned subsidiary. MDI-HCS seeks to take advantage of various products it has developed in the skin care industry for therapy of scars.

The Company remains committed to its pursuit of establishing MDI-P as an effective anti-bacterial, anti-viral and anti-fungal pharmaceutical for in-vitro and in-vivo applications and to developing MDI-P as an effective liquid chemical sterilant for the sterilization of surgical instruments and as its base business.

MDI is a development stage company. The Company needs to raise additional funding to continue development of its technology and to submit its technology to the Food and Drug Administration(the "FDA") for approval. FDA approval is required for commercialization of the Company's core technology.

RECENT DEVELOPMENTS

In October 1999, the Company signed a letter of intent with an outside investment group. The letter provides for a due diligence investigation. As part of the due diligence efforts discussed below, the Company borrowed $76,000 to maintain operations. If these funds are exhausted before due diligence investigations are completed, the Company will seek additional debt from the funding group. If MDI completes due diligence investigations successfully, MDI and the investment group will form a joint venture to sell MDI-HCS products. The Company plans for the joint venture to generate cash for further development of MDI-P. MDI has also initiated discussions with the investment group for a direct investment in MDI. Under the terms of the joint venture, the investment group will provide funds of $750,000 to the joint venture and will extend a $150,000 line of credit to MDI (of which the Company has previously drawn $76,000). MDI will assign all rights it owns in HCS products to the joint venture. MDI will own 42 percent of the joint venture. The investment group will receive 25,000,000 shares of MDI stock.

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


PATENTS AND PATENT APPLICATIONS

MDI has been issued the following seven patents:

"Electrically Hydrolyzed Salines as In Vivo Microbicides for Treatment of Cardiomyopathy and Multiple Sclerosis", issued August 2, 1994. This is the original patent filed by MDI.

"Apparatus for Electrolyzing Fluids", issued April 16, 1996. This allows for patent protection for the device which manufactures MDI-P.

"Method for Electrolyzing Fluids", issued October 1, 1996. This covers the methods for using the device to generate MDI-P.

"Electrically Hydrolyzed Salines as Microbicides for In Vitro Treatment of Contaminated Fluids Containing Blood", issued April 22, 1998. This covers the use of MDI-P for blood and blood products sterilization.

"Electrically Hydrolyzed Saline Solution Comprising Reactive Species of Ozone and Chlorine", issued October 7, 1998. This is a patent on the product MDI-P produced by the Company's technology.

"Electrically Hydrolyzed Salines As Microbicides", issued March 24, 1998

"System and Method for Electrolyzing Fluids for use as Antimicorbial Agents", issued December 28, 1999

MDI has two other patents pending which, if allowed, will provide protection for in vivo treatment of microbial infections and the methods used to prepare MDI-P.

In addition, the Company has made use of the Patent Treaty Cooperative to extend its patent protection to countries in the European Union, Canada, Mexico, and Japan.


RESEARCH AND DEVELOPMENT

MDI is a start-up company with limited resources. During the two fiscal years ended December 31, 1998 and 1999 the Company spent $ 415,415 and $ 376,481 respectively on research and development of MDI-P. The Company intends actively to pursue and expand its research efforts as funds will allow. The focus of the initial research is on the use of MDI-P as a broad-spectrum bactericide, anti-fungal agent, human anti-viral agent, and a potential sterilizing agent for blood products. In the future, as funds allow, the Company will also focus its research on the use of MDI-P as a sterilizing agent for dental and medical instruments.

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


EMPLOYEES AND OFFICERS

MDI is currently a development stage company that conducts research primarily through third parties. It currently has one full-time paid employee who is not an officer. Lee Kulas, who has served as a director and as the Company's interim president and CEO since May 1997, resigned as president and CEO to pursue other interests. Me. Kulas subsequently resigned as a director on December 31, 1999. His position as director has not been filled on the board. The Company is currently conducting a search for president and CEO. In April 2000, the board appointed Mr. Scott Wood, currently serving as CFO, to the position of interim president until a search was completed for a permanent president. The officers of the Company are William J. Novick, Ph.D., Vice President and Chief Technical Officer, and Mr. Scott Wood, interim President and Chief Financial Officer. Generally, the officers of the Company have not been paid any regular salaries or bonuses, although the Company occasionally has authorized compensation to certain officers for services rendered and expenses personally incurred on the
Company's behalf. The Company accrues amounts due these officers under agreements with the officers. This compensation has generally taken the form of a waiver of the cash exercise price for outstanding stock options to these individuals (see "Executive Compensation" below). It is anticipated that in 2000, given an appropriate level of funding, the Company will begin to pay appropriate current and accrued salaries to its officers.


ITEM 2.  PROPERTIES

The Company's principal place of business is located in a small commercial office space at 1800 South West Temple, Suite 304, Salt Lake City, Utah 84116. The Company is currently sub-leasing space. The lease is currently on a month-to-month basis. This space is currently used as corporate headquarters.


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


                                                            BID PRICE
                                                      -------------------
                                                      HIGH         LOW
                                                      ----       --------
Fiscal Year Ended December 31, 1999
------------------------------------
     First quarter                                    0.62         0.30
     Second quarter                                   0.35         0.18
     Third quarter                                    0.21         0.05
     Fourth quarter                                   0.17         0.05

Fiscal Year Ended December 31, 1998
------------------------------------
     First quarter                                    0.25         0.15
     Second quarter                                   0.94         0.15
     Third quarter                                    1.03         0.41
     Fourth quarter                                   0.68         0.31

On December 31, 1999, there were approximately 1,209 record owners of the Company's Common Stock. The Company estimates that the number of beneficial holders is in excess of 2,000.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

RESULTS OF OPERATIONS: FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998.

The Company had revenue of $19,832 as the result of initial commercialization of selected products from its newly formed, wholly owned, consumer products subsidiary MDI HealthCare Systems, Inc in 1999 compared to $18,409 revenue from products in 1998. The Company had interest revenue of $-0- in 1999 compared to $2,515 in 1998 due to capital raised by the Company. Funds raised in equity offerings were placed in low-risk interest-bearing accounts until needed by the Company. The Company spent $376,481 on R&D in 1999 compared to $415,415 in 1998. The majority of research funds were expended in initiating certain US Food and Drug Administration (FDA) required testing for the filing on an Investigational New Drug Application (IND). G&A costs were $575,834 in 1999 compared to
$3,028,063 in 1998. The decrease in G&A costs resulted from expenses in 1998 relating to services received where common stock was issued. The Company had interest expense of $51,585 in 1998 compared to $95,041 in 1999.

LIQUIDITY. The Company's net working capital position (current assets less current liabilities) increased to negative $2,356,233 in 1999 from negative $1,629,047, due primarily to increased short-term borrowings and accrued expenses. Of the Company's $2,465,755 in current liabilities, approximately $250,000 results from legal services, approximately $264,000 results from dated payables from a predecessor company, $356,000 results from short-term borrowings from shareholders, and approximately $820,000 results from payables to officers and employees. None of these four groups has made or is expected to make a demand for cash payments until the Company's cash position improves.

PRIVATE PLACEMENTS CLOSED. The Company closed the following private placements during 1999:


In July 1999, the Company issued 13,334 shares of common stock in exchange for $2,000, with shares priced at $0.15 per share.

MDI TRUST FUND NOTES. The company has various notes totaling approximately $290,000 plus accrued interest due to the MDI Investors Trust, against which, at the request of certain beneficiaries of the Trust and in exchange for indemnification by those beneficiaries, MDI has paid approximately $40,000 in the fourth quarter of 1999 and an additional $50,000 in the first quarter of 2000 directly to the beneficiaries of the Trust. MDI will need to raise an additional $200,000 to repay the beneficiaries plus in accrued interest. As of December 31, 1999, accrued interest is estimated at approximately $59,000.


TECHNOLOGY UPDATE

Pharmaceutical Drug Discovery and Development Activities

Due to the Company's cash situation, it has currently suspended testing efforts. As soon as funds become available, the Company will reinstate its testing program.

Over-the-counter, Cosmeceuticals Product Development Activities

In 1999 MDI expanded its technology base to position the Company for revenue producing opportunities in the less regulatory restrictive yet highly profitable fields of scar treatment, wound care and skin repair. Through technologies developed both within the Company through its wholly subsidiary, MDI HealthCare Systems, Inc., and outside the Company through a licensing distribution agreement with Hattori-Seishi, Ltd, Japan, MDI was able to realize the first commercial products since its inception. These products are proprietary to the Company, utilize a variety of its core technologies and position the Company for strong revenue potential in 1999 and the next millennium.

InvisiScar, an innovative topical silicone gel, and Aqua-Cleanse, an electrolysis technology based disinfecting cleansing pad, have enabled the Company to enter the worldwide $3.5 Billion Skin Care market. In addition, a third product, the Beautification Face Mask, enables the Company to enter the anti-aging, facial beautification market.

The Company

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

At this time, the Company does not have sufficient cash to support all the required testing for the projects described above. The Company's wholly owned subsidiary, MDI-HCS, has been established to generate revenue through the sales of a variety of products targeted at scar therapy, wound care and skin repair. Management is aggressively pursuing a variety of mechanisms; both private and possibly public stock offerings in order to meet its funding requirements. Additionally, MDI is presently seeking licensing and research funds from companies and private institutions with which MDI seeks to establish cooperative alliances.

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




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies the name, ages, and positions of all directors, officers, and persons nominated by management to become a director.


      NAME                 AGE      POSITION
------------------------   ---      --------------------------------------------
David Walker                        48      Director, Chairman of the Board
Dr. William J. Novick, Jr.          66      Director, Vice President, Chief
                                            Technical Officer
Alvin Zidell                        68      Director
Neal Desai, M.D.                    50      Director

All current directors are serving one-year terms and are subject to re-election at the annual meeting of shareholders. Officers are elected to serve, subject to the discretion of the Board, until their successors are appointed.

David Walker was appointed to the Board of Directors on May 2, 1996 and was appointed Chairman of the Board on May 10, 1998. He represents a group of investors who recently invested in the Company in a private stock offering. He has been general manager of Sunhaven Farms in Prosser, Washington (a twelve thousand acre agricultural operation) for twenty years. Mr. Walker has a degree in economics from Brigham Young University.

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

Alvin Zidell has been a Director of the Company since December 1, 1993. Since February 1, 1996, Mr. Zidell has served as Interim President of the Company. Since April 1, 1989, Mr. Zidell has acted as President of AZ Healthcare Group, a company that develops and sells laser machines. Since April 1, 1992, Mr. Zidell has also acted as a vice president of Dal-Tex Recycling, a paper recycling company, which employs approximately 48 people.

Neal Desai, M.D., joined as a Director in January of 1999. Dr. Desai is a Diplomat of the American Board of Internal Medicine, and is currently in private practice in Burbank, California. Dr. Desai is the owner of Victory Olive Medical Group and has been practicing Internal Medicine in Burbank, California since 1980. He has extensive experience in Internal Medicine and enjoys an excellent reputation in the community for his professional experience and his experience in business and financial dealings. Dr. Desai is one of the founding members and a shareholder of Lakeside IPA, one of the largest IPAs in southern California. He has served as Chairman on numerous boards within the TMMC physician partnership including the Finance Committee and Business Development Committee. Dr. Desai is also active in community charity events and is a member of the BCH Foundation. In addition, Dr. Desai is the founder and president of a successful investment club with 34 members, which has accumulated over $2.5 million in assets with nearly a 40%, annualized return.

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

Based solely on a review of the copies of such forms furnished to the Company or written representations from certain persons, the Company believes that during the 1999 fiscal year all filing requirements applicable to its current officers and directors were complied with.


ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the annual compensation for services rendered by certain officers for the fiscal years indicated.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                            Other
                                                            Annual
Name and Position          Year          Salary   Bonus     Comp
----------------------     ---------     -------- -------- -------------
Lee F. Kulas               Fiscal 99     -0-      -0-       $50,000 (1)
President and Chief        Fiscal 98     -0-      -0-      $120,000 (1)
Executive Officer          Fiscal 97     -0-      -0-       $90,000 (1)


William Novick             Fiscal 98     -0-      -0-       $40,000 (2)
Chief    Technical         Fiscal 97     -0-      -0-       $60,000 (2)
Officer                    Fiscal 96     -0-      -0-       $40,000 (2)


(1) All compensation payable to Mr. Kulas has been accrued and has not been paid by the Company. Mr. Kulas separated from the Company in October 1999 and resigned as a director on December 31, 1999.

(2) All compensation payable to Dr. Novick has been accrued and has not been paid by the Company.

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

                      SUMMARY COMPENSATION TABLE CONTINUED
               LONG-TERM (OPTIONS/SARS) AND ALL OTHER COMPENSATION

                                                              All Other
Name and Position          Year             Options/SARS      Compensation
---------------------      ---------        ---------------   ------------------
Lee F. Kulas               Fiscal 99        0                 None (1)
President and Chief        Fiscal 98        0                 None (1)
Executive Officer          Fiscal 97        0                 None


William Novick             Fiscal 99                          None
Chief Technical            Fiscal 98        200,000           None
Officer                    Fiscal 97        150,000           None

(1) Previously, the Company has granted Mr. Kulas an option for 600,000 shares of stock and agreed to waive the option price to compensate Mr. Kulas for expense he incurred on behalf of the Company. Mr. Kulas exercised these options in December 1998.

COMPENSATION OF DIRECTORS

The Company has no standard arrangements to compensate directors of the Company.

The compensation previously described for Marlin Toombs in the section captioned "Executive Compensation" includes compensation for his services as a director of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth the holdings of Common Stock (the Company's sole class of stock) as of March 31, 1999 by (i) each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding Common Stock of the Company, (ii) each director, (iii) each director nominee, and (iv) all directors and officers as a group. Unless otherwise indicated, all shares are owned directly. Common Stock that is "beneficially owned" includes all the Common Stock that the person has the right to acquire within 60 days of March 31, 1999, and stock for which the person has voting rights alone. The percentage ownership for any person assumes that all the stock that could be acquired by that person, by option or warrant exercise or otherwise, is in fact outstanding and that no other stockholder has exercised a similar right to acquire additional shares. The number of shares of stock in this table is 27,803,959 which includes 26,373,625 shares outstanding on March 31, 1999 plus all shares represented by options or warrants currently held by the directors listed in the table.

                        BENEFICIAL OWNERS OF COMMON STOCK

Names and Addresses                            Amount of              Percentage
of Certain Beneficial Owners                Beneficial Ownership       of Class
-----------------------------               --------------------      ----------
David Walker
Director
c/o Medical Discoveries, Inc.                        191,538            0.70%

Alvin Zidell
Director
c/o Medical Discoveries, Inc.                        967,000 (1) (2)    3.56%

William Novick, Jr.
Director/Vice President
c/o Medical Discoveries, Inc.                        350,000            1.29%

Neal Desai, M.D.
Director
c/o Medical Discoveries, Inc.                        266,666            0.98%

Scott Wood
Officer
c/o Medical Discoveries, Inc.                        324,500            1.19%

Directors and Executive Officers
as a Group (6 persons)                               2,099,704          7.72%


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

(2) Includes: 296,500 shares owned directly; 297,500 shares for which Mr. Zidell has voting rights under the SPA referred to in footnote (1) above; and options to purchase 373,000 shares that are currently exercisable. Excludes: all shares held by children and other relatives of Mr. Zidell, for which Mr. Zidell disclaims beneficial ownership.


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

MEDICAL DISCOVERIES, INC.
Consolidated Financial Statements
December 31, 1999 and 1998

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and
Stockholders of Medical Discoveries, Inc.


We have audited the accompanying consolidated balance sheet of Medical Discoveries, Inc. and Subsidiary, (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficit and cash flows for the two years ended December 31, 1999 and cumulative amounts since inception. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Discoveries, Inc. and Subsidiary, (a development stage company) as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the two years then ended and cumulative amounts since inception in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company's significant losses, a deficit of working capital, lack of significant revenue and a stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
March 20, 2000

                                                                 MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                            (A Development Stage Company)
                                                                                Consolidated Balance Sheet

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------


                                                                              1999             1998
                                                                        ----------------------------------
              Assets

Current assets:
     Cash                                                               $          10,152  $        84,847
     Accounts receivable                                                                -            2,716
     Inventory                                                                     99,370          158,225
     Prepaid expenses                                                                   -           10,973
                                                                        ----------------------------------

                  Total current assets                                            109,522          256,761
                                                                        ----------------------------------

Furniture and equipment                                                           108,521          108,521
     Less accumulated depreciation                                                (79,328)         (39,610)
                                                                        ----------------------------------

                  Net furniture and equipment                                      29,193           68,911
                                                                        ----------------------------------

Other assets                                                                          900            1,409
                                                                        ----------------------------------

                  Total assets                                          $         139,615  $       327,081
                                                                        ----------------------------------

----------------------------------------------------------------------------------------------------------
              Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                   $       1,780,811  $     1,368,392
     Accrued expenses                                                             108,154           75,154
     Current maturities of notes payable                                          375,807          191,717
     Convertible notes payable                                                    200,983          250,983
                                                                        ----------------------------------

                  Total current liabilities                                     2,465,755        1,886,246
                                                                        ----------------------------------

Notes payable                                                                      12,000                -
                                                                        ----------------------------------

Commitments and contingencies                                                           -                -

Stockholders' deficit:
     Common stock - no par value, authorized 100,000,000
       shares, 26,656,959 shares and 26,373,625 shares
       issued and outstanding in 1999 and 1998, respectively                    9,913,837        9,661,250
     Accumulated deficit                                                      (12,139,477)     (11,107,915)
     Subscription receivables                                                    (112,500)        (112,500)
                                                                        ----------------------------------

                  Total stockholders' deficit                                  (2,338,140)      (1,559,165)
                                                                        ----------------------------------

                  Total liabilities and stockholders' deficit           $         139,615  $       327,081
                                                                        ----------------------------------

----------------------------------------------------------------------------------------------------------
accompanying notes to consolidated financial statements.                                             1

                                                                 MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                            (A Development Stage Company)
                                                                      Consolidated Statement of Operations

----------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                                                             Amounts
                                                                                              Since
                                                                                           November 20,
                                                          Years Ended December 31,        1991 (Date of
                                                     -----------------------------------
                                                            1999             1998           Inception)
                                                     -----------------------------------------------------

Revenues
     Product revenue and fees                        $           19,832  $        18,409  $        126,609
     Interest                                                         -            2,515            23,406
                                                     -----------------------------------------------------

         Total revenue                                           19,832           20,924           150,015
                                                     -----------------------------------------------------

Expenses
     Cost of sales                                                4,038            7,750             7,750
     Research and development                                   376,481          415,415         2,272,291
     General and administrative                                 575,834        3,028,063         7,860,586
     License                                                          -                -         1,001,500
     Interest                                                    95,041           51,585           194,828
                                                     -----------------------------------------------------

         Total expenses                                       1,051,394        3,502,813        11,336,955
                                                     -----------------------------------------------------

     Loss before income taxes and
       extraordinary item                                    (1,031,562)      (3,481,889)      (11,186,940)

     Income taxes                                                     -                -                 -

     Forgiveness of debt net of $-0-,
       income taxes                                                   -                -         1,235,536
                                                     -----------------------------------------------------

         Net loss                                    $       (1,031,562) $    (3,481,889) $     (9,951,404)
                                                     -----------------------------------------------------

Loss per share basic and diluted:
     Continuing operations                           $             (.04) $          (.14) $           (.57)
     Extraordinary item                                               -                -               .06
                                                     -----------------------------------------------------

         Net loss per share                          $             (.04) $          (.14) $           (.51)
                                                     -----------------------------------------------------

Weighted average common shares -
  basic and diluted                                          26,515,000       24,283,000        19,672,000
                                                     -----------------------------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                         2


                                                                      MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                                 (A Development Stage Company)
                                                                Consolidated Statement of Stockholders Deficit

--------------------------------------------------------------------------------------------------------------



                                                                     Accumu-         Sub-
                                            Common Stock              lated        scription
                                    -----------------------------
                                        Shares         Amount        Deficit      Receivables       Total
                                    --------------------------------------------------------------------------

Balance, October 31,  1991                3,500,000  $    252,997  $  (1,482,514) $              $  (1,229,517)

Reverse stock split (1 for 2)            (1,750,000)            -              -              -              -

Restatement for reverse
  acquisition of WPI
  Pharmaceutical, Inc. by
  Medical Discoveries, Inc.                       -      (252,997)       252,997              -              -

Shares issued in merger of
  WPI Pharmaceutical and
  Medical Discoveries, Inc.              10,000,000       135,000       (170,060)             -        (35,060)
                                    --------------------------------------------------------------------------

Balance at November 20,
1991                                     11,750,000       135,000     (1,399,577)             -     (1,264,577)
  (Date of Inception)

Common stock issued for                     200,000       100,000              -              -        100,000
cash

Common stock issued for
  services                                  500,000       250,000              -              -        250,000

Common stock issued for                      40,000        60,000              -              -         60,000
cash

Net loss October 31, 1992                         -             -       (370,398)             -       (370,398)
                                    --------------------------------------------------------------------------

Balance, October 31, 1992                12,490,000       545,000     (1,769,975)             -     (1,224,975)

Net loss two months ended
  December 31, 1992                               -             -        (65,140)             -        (65,140)
                                    --------------------------------------------------------------------------

Balance, December 31, 1992               12,490,000       545,000     (1,835,115)             -     (1,290,115)

Common stock issued for
  license                                 2,000,000     1,000,000              -              -      1,000,000

Common stock issued for                     542,917       528,500              -              -        528,500
cash

--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                             3

                                                                      MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                                 (A Development Stage Company)
                                                                Consolidated Statement of Stockholders Deficit
                                                                                                     Continued

--------------------------------------------------------------------------------------------------------------



                                                                     Accumu-         Sub-
                                            Common Stock              lated        scription
                                    -----------------------------
                                        Shares         Amount        Deficit      Receivables       Total
                                    --------------------------------------------------------------------------
Common stock issued for
  services                                  251,450       127,900              -              -        127,900

Common stock issued for
 $100,000 cash plus services                800,000       400,000              -              -        400,000

Net loss                                          -             -     (2,271,999)             -     (2,271,999)
                                    --------------------------------------------------------------------------

Balance, December 31, 1993               16,084,367     2,601,400     (4,107,114)             -     (1,505,714)

Common stock issued for                     617,237       739,500              -              -        739,500
cash

Common stock issued for
  services                                  239,675       239,675              -              -        239,675

Cash contributed                                  -       102,964              -              -        102,964

Net loss                                          -             -     (1,223,162)             -     (1,223,162)
                                    --------------------------------------------------------------------------

Balance, December 31, 1994               16,941,279     3,683,539     (5,330,276)             -     (1,646,737)

Common stock issued for                     424,732       283,200              -              -        283,200
cash

Common stock issued for
services                                  4,333,547     1,683,846              -       (584,860)     1,098,986

Common stock option issued
to satisfy debt restructuring                     -        20,000              -              -         20,000

Net loss                                          -             -     (1,007,522)             -     (1,007,522)
                                    --------------------------------------------------------------------------

Balance, December 31, 1995               21,699,558     5,670,585     (6,337,798)      (584,860)    (1,252,073)

Common stock issued for                     962,868       635,000              -        (60,000)       575,000
cash

--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                             4

                                                                      MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                                 (A Development Stage Company)
                                                                Consolidated Statement of Stockholders Deficit
                                                                                                     Continued

--------------------------------------------------------------------------------------------------------------



                                                                     Accumu-         Sub-
                                            Common Stock              lated        scription
                                    -----------------------------
                                        Shares         Amount        Deficit      Receivables       Total
                                    --------------------------------------------------------------------------

Common stock issued for
services                                    156,539       101,550              -              -        101,550

Common stock canceled                    (1,400,000)     (472,360)             -        472,360              -

Common stock issued in
settlement of obligations                   239,458       186,958              -              -        186,958

Net loss                                          -             -       (456,466)             -       (456,466)
                                    --------------------------------------------------------------------------

Balance, December 31, 1996               21,658,423     6,121,733     (6,794,264)      (172,500)      (845,031)

Common stock issued for
services and interest                        12,500         3,625              -              -          3,625

Common stock issued for                     311,538       135,000              -         60,000        195,000
cash

Common stock issued in
settlement of contract                      800,000       200,000              -              -        200,000

Common stock issued from
exercise of options                          87,836        21,959              -              -         21,959

Common stock issued for
conversion of notes payable                 100,000        25,000              -              -         25,000

Net loss                                          -             -       (831,762)             -       (831,762)
                                    --------------------------------------------------------------------------

Balance, December 31, 1997               22,970,297     6,507,317     (7,626,026)      (112,500)    (1,231,209)

Common stock issued for                   2,236,928       650,000              -              -        650,000
cash

Common stock issued for debt                283,400        56,680              -              -         56,680

--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                             5

                                                                      MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                                 (A Development Stage Company)
                                                                Consolidated Statement of Stockholders Deficit
                                                                                                     Continued

--------------------------------------------------------------------------------------------------------------



                                                                     Accumu-         Sub-
                                            Common Stock              lated        scription
                                    -----------------------------
                                        Shares         Amount        Deficit      Receivables       Total
                                    --------------------------------------------------------------------------
Common stock options issued
for services                                     -     2,336,303               -              -      2,336,303

Common stock issued for
services                                   683,000       110,750               -              -        110,750


Common stock issued from
exercise of warrants                       200,000           200               -              -            200

Net loss                                         -             -      (3,481,889)             -     (3,481,889)
                                    --------------------------------------------------------------------------

Balance, December 31, 1998              26,373,625     9,661,250     (11,107,915)      (112,500)    (1,559,165)

Common stock issued for:
     Interest                              100,000        30,000               -              -         30,000
     Cash                                   13,334         2,000               -              -          2,000
     Options exercised and
       waived option price                 170,000        24,000               -              -         24,000

Options issued for services                      -       196,587               -              -        196,587

Net loss                                         -             -      (1,031,562)             -     (1,031,562)
                                    --------------------------------------------------------------------------

Balance, December 31, 1999              26,656,959  $  9,913,837  $  (12,139,477) $    (112,500) $  (2,338,140)
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


                                                                  MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                                             (A Development Stage Company)
                                                                      Consolidated Statement of Cash Flows

----------------------------------------------------------------------------------------------------------


                                                                                            Cumulative
                                                                                             Amounts
                                                                                              Since
                                                                                           November 20,
                                                          Years Ended December 31,        1991 (Date of
                                                     -----------------------------------
                                                            1999             1998           Inception)
                                                     -----------------------------------------------------
Cash flows from operating activities:
     Net loss                                        $       (1,031,562) $    (3,481,889) $    (10,739,900)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Common stock options issued for
           services                                             220,587        2,336,303         2,556,890
         Common stock issued for services,
           expenses, and litigation                              30,000          110,750         3,559,986
         Reduction of legal costs                                     -                -          (130,000)
         Depreciation                                            39,718           16,103            80,787
         Loss on disposal of property and
           equipment                                                  -                -            30,364
         Gain on debt restructuring                                   -                -        (1,235,536)
         Write-off of receivables                                     -           (2,716)          193,965
         (Increase) decrease in receivables                       2,716             (104)           (7,529)
         (Increase) decrease in inventory                        58,855         (158,225)          (99,370)
         Decrease in prepaid expenses                            10,973                -                 -
         (Increase) decrease in other assets                        509            1,751              (900)
         Increase (decrease) in:
              Accounts payable                                  412,419          451,658         1,624,902
              Accrued expenses                                   33,000           60,794           129,635
                                                     -----------------------------------------------------
                  Net cash used in
                  operating activities                         (222,785)        (665,575)       (4,036,706)
                                                     -----------------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                               -          (36,217)         (132,184)
     Payments received on note receivable                             -           30,586           130,000
                                                     -----------------------------------------------------
                  Net cash used in
                  investing activities                                -           (5,631)           (2,184)
                                                     -----------------------------------------------------

Cash flows from financing activities:
     Payments of convertible notes payable                      (50,000)         (40,717)          (90,717)
     Increase in notes payable                                  286,807          145,806           533,613
     Payments of notes payable                                  (90,717)               -           (97,287)
     Increase in convertible note payable                             -                -           316,700
     Contributed equity                                               -                -           131,374
     Common stock issued for cash                                 2,000          650,200         3,255,359
                                                     -----------------------------------------------------
                  Net cash provided by
                  financing activities                          148,090          755,289         4,049,042
                                                     -----------------------------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                         7

                                                                      Consolidated Statement of Cash Flows
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                                                             Amounts
                                                                                              Since
                                                                                           November 20,
                                                          Years Ended December 31,        1991 (Date of
                                                     -----------------------------------
                                                            1999             1998           Inception)
                                                     -----------------------------------------------------

Net (decrease) increase in cash                                 (74,695)          84,083            10,152

Cash, beginning of period                                        84,847              764                 -
                                                     -----------------------------------------------------

Cash, end of period                                  $           10,152  $        84,847  $         10,152
                                                     -----------------------------------------------------

Supplemental disclosure of non-cash investing and financing activities:

In 1998, the Company converted $56,680 of obligations into 283,400 shares of common stock.




Actual amounts paid for interest and income taxes are as follows:


                                                       Cumulative
                                                        Amounts
                                                         Since
                                                       November 20,
                                                     1991 (Date of
                       1999             1998           Inception)
                  -----------------------------------------------------

Interest          $    30,000  $        21,816  $         88,852
                  -----------------------------------------------------

Income taxes      $         -  $             -  $              -
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

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements

                                                      December 31, 1999 and 1998
--------------------------------------------------------------------------------

1.   Summary of     Organization and Presentation
     Significant Medical Discoveries, Inc. (the Company) was organized under Accounting the laws of the state of Utah on November 20, 1991, date of
     Policies       inception.  On August 6, 1992,  the Company  entered into an agreement  whereby the shareholders of the Company exchanged
                    100 percent of their common stock for  10,000,000  shares of common  stock of WPI  Pharmaceutical,  Inc.  (WPI).  The WPI shareholders  had 1,750,000 shares following a reverse stock split  of one  share  for  two  shares.  At the  time of the
                    transaction   the  name  of  WPI  was   changed  to  Medical
                    Discoveries,  Inc. (MDI).  Inasmuch as the 10,000,000 shares of common  stock are in  excess of 80  percent  of the total
                    outstanding   common  stock  of  WPI,  the   transaction  is
                    accounted for as a reverse acquisition. The Company is, therefore, deemed to have acquired WPI. At the time of the merger the entity previously known as Medical Discoveries, Inc., ceased. The development stage commenced on November
                    20, 1991 which is the date of the inception of MDI.

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

                    Inventory
                    Inventory  is  recorded at cost on the  first-in,  first-out
                    (FIFO) method.


--------------------------------------------------------------------------------
                                                                               9

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Summary of     Furniture and Equipment
     Significant Furniture and equipment are carried at cost. Depreciation is Accounting computed using the straight-line method over 3 to 7 years.
     Policies       When assets are retired or  otherwise  disposed of, the cost
     Continued      and related  accumulated  depreciation  are removed from the accounts,  and any  resulting  gain or loss is recognized in income for the period.  The cost of maintenance  and repairs is charged to income as incurred;  significant  renewals and
                    betterments   are   capitalized.   Deduction   is  made  for
                    retirements resulting from renewals or betterments.

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

                    Fair Value of Financial Instruments
                    The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Financial instruments subject to possible material market variations from the recorded book value are notes payable to related parties and advances from related parties. There are no material differences in these financial instruments from the recorded book value as of December 31, 1999.


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


--------------------------------------------------------------------------------
                                                                               9

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Summary of     Reclassifications
     Significant    Certain  amounts in the 1998 financial  statements have been
     Accounting     reclassified in order to conform to the 1999 presentation.
     Policies
     Continued


2.   Going          The  accompanying  financial  statements  have been prepared
     Concern        assuming that the Company will continue as a going  concern.
                    The Company has not had significant revenues and is still in
                    the  process  of  developing   anti-viral   treatments   for
                    infectious   diseases,   skin  cleansing  products  and  the
                    sterilization of medical  equipment.  The Company is hopeful
                    but  there  is  no  assurance   that  the  current   product
                    development  and research will be economically  viable.  The
                    Company has incurred substantial losses in the development of the product.


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



--------------------------------------------------------------------------------
                                                                               9

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




3.   Notes          The Company has the following notes payable at December 31,:
     Payable

                                                             1999       1998
                                                          ---------------------

                    Notes payable to shareholders
                    which are currently due and in
                    default.  Interest is at 12%.  The
                    notes are unsecured                   $ 355,807  $  101,000

                    Note payable to a company
                    requiring monthly payments of
                    $2,174 including interest at an
                    implied rate of 12%, unsecured           32,000         --

                    Notes payable to officer of the
                    Company which are due on
                    demand.  Interest is at 12%.  The
                    notes are unsecured                         --       90,717

                                                          ---------------------

                                                          $ 387,807  $  191,717
                                                          ---------------------


Current maturities of notes payable are as follows:


                           Year                                Amount
                                                          -----------------

                           2000                           $         375,807
                           2001                                      12,000
                                                          -----------------

                                                          $         387,807
                                                          -----------------



4.   Convertible    The  Company has  convertible notes payable to a trust.  The
     Notes          notes  have  an  interest rate of 12%,  have a term of three
     Payable        years and were due in 1998.  Each $1,000 note is convertible into 667 shares of the Company's common stock.



--------------------------------------------------------------------------------
                                                                               9

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



4.   Convertible    During 1999 and 1998, the Company made payments  directly to
     Notes          certain beneficiaries of the Trust. Those payments aggregate
     Payable        $50,000 and $40,717 during 1999 and 1998, respectively,  and
     Continued      have been presented in the consolidated financial statements as a reduction of the convertible notes payable.


5.   Related        At  December  31, 1999 and 1998,  the  Company had  accounts
     Party          payable  to  current  and  former   officers  and  directors
     Transactions   totaling $1,152,450 and $766,750, respectively, for services performed and costs  incurred in behalf of the Company.  The
                    Company has notes payable to stockholders of the Company aggregating $355,807 and $101,000 at December 31, 1999 and
                    1998, respectively. Interest expense recorded on these notes was approximately $49,000 and $12,000 for 1998 and 1998, respectively.


6.   Income         The provision for income taxes for the years ended  December
     Taxes          31, 1999 and 1998, is different  than amounts which would be provided by applying the statutory  federal  income tax rate
                    to  income  before   provision  for  income  taxes  for  the
                    following reasons:


                                                                                      Cumulative
                                                                                        Amounts
                                                                                         Since
                                                                                       November
                                                                                       20, 1991
                                                      Years Ended December 31,         (Date of
                                                  ---------------------------------
                                                        1999            1998          Inception)
                                                  --------------------------------------------------

                         Federal income tax
                           benefit at statutory
                           rate                   $        350,000  $     1,184,000  $     3,508,000
                         Change in valuation
                           allowance                      (350,000)      (1,184,000)      (3,508,000)
                                                  --------------------------------------------------

                                                  $              -  $             -  $             -
                                                  --------------------------------------------------



--------------------------------------------------------------------------------
                                                                               9

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Income         The net timing  differences  for deferred  income tax assets
     Taxes          are as follows:
     Continued

                                                                        1999             1998
                                                                 -----------------------------------

                         Net operating loss carryforward         $        2,466,000  $     2,205,000
                         Stock options                                      823,000          794,000
                         Accrued compensation                               321,000          261,000
                         Valuation allowance                             (3,610,000)       3,260,000
                                                                 -----------------------------------

                         Net deferred tax asset                  $                -  $             -
                                                                 -----------------------------------



                    Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.


                    The Company has available net operating losses of approximately $7,260,000 which can be utilized to offset future earnings of the Company. The Company also has available approximately $80,000 in research and development credits which expire in 2008. The utilization of the net operating losses and research and development credits are dependent upon the tax laws in effect at the time such losses can be utilized. The losses expire between the years 2007 and 2014. Should the Company experience a change of ownership the utilization of net operating losses could be reduced.



--------------------------------------------------------------------------------
                                                                               9

s

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Stock          The  Company has an  incentive  stock  option  plan  wherein
     Options        4,000,000  shares  of  the  Company's  common  stock  can be issued. The Company has granted stock options and warrants to certain officers and shareholders of the Company to purchase shares of the Company's common stock. A schedule of the options and warrants is as follows:


                                                                      Number of       Warrant and
                                                                    Warrants and     Option Price
                                                                       Options         Per Share
                                                                  ----------------------------------

                         Outstanding at January 1, 1998                   9,780,218  $   .25 to 3.00
                              Granted                                     5,943,741       .15 to .75
                              Exercised                                  (1,166,400)      .20 to .25
                              Expired                                    (5,120,000)     .25 to 5.00
                                                                  ----------------------------------

                         Outstanding at December 31, 1998                 9,437,559      .15 to 3.00
                              Granted                                     1,880,900       .15 to .25
                              Exercised                                    (170,000)      .15 to .20
                              Expired                                    (2,996,118)     .15 to 3.00
                              Forfeited                                  (2,508,000)     .25 to 1.00
                                                                  ----------------------------------

                         Outstanding at December 31, 1999                 5,644,341  $    .25 to .25
                                                                  ----------------------------------


















--------------------------------------------------------------------------------
                                                                               9

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Stock          In October 1995, the Financial  Accounting  Standards  Board
     Options        issued Statement of financial  Accounting Standards No. 123,
     Continued      "Accounting  for Stock-Based  Compensation"  (FAS 123) which established financial accounting and reporting standards for stock-based  compensation.  The new standard  defines a fair value method of accounting  for an employee  stock option or similar equity instrument. This statement gives entities the choice between  adopting the fair value method or continuing
                    to  use  the   intrinsic   value  method  under   Accounting
                    Principles   Board  (APB)   Opinion  No.  25  with  footnote
                    disclosures  of the pro  forma  effects  if the  fair  value method had been adopted.  The  Corporation has opted for the
                    latter   approach.   Had   compensation   expense   for  the
                    Corporation's stock option plan been determined based on the fair  value at the  grant  date for  awards in 1997 and 1996
                    consistent   with  the   provisions  of  FAS  No.  123,  the
                    Corporation's results of operations would have been reduced to the pro forma amounts indicated below:


                                                                            December 31,
                                                                 -----------------------------------
                                                                        1999             1998
                                                                 -----------------------------------

                         Net loss - as reported                  $       (1,031,562)  $    (3,481,889)
                         Net loss - pro forma                    $       (1,111,682)  $    (4,236,225)
                         Loss per share - as reported            $             (.04)  $          (.14)
                         Loss per share - pro forma              $             (.04)  $          (.17)



                    The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                            December 31,
                                                                 -----------------------------------
                                                                        1999             1998
                                                                 -----------------------------------

                         Expected dividend yield                 $               -  $             -
                         Expected stock price volatility                       121%           142.2%
                         Risk-free interest rate                                 5%             5.0%
                         Expected life of options                      1 to 3 years         10 years
                                                                 -----------------------------------

                    The weighted average fair value of options granted during 1999 and 1998 are $.08 and $.52, respectively.


--------------------------------------------------------------------------------
                                                                               9

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Stock          The following table summarized information about fixed stock
     Options        options outstanding at December 31, 1999:
     Continued


                                           Options Outstanding              Options Exercisable
                                 ------------------------------------------------------------------
                                                   Weighted
                                                    Average
                                                   Remaining     Weighted                  Weighted
                         Range of                 Contractual    Average                   Average
                         Exercise      Number        Life       Exercise      Number       Exercise
                          Prices     Outstanding    (Years)       Price     Exercisable     Price
                    --------------------------------------------------------------------------------

                    $        .25      2,656,000          2.4  $    .25   2,656,000  $        .25
                     .50 to 1.00      2,828,341          1.0       .76   2,828,341           .76
                            3.00        160,000          0.3      3.00     160,000          3.00
                    --------------------------------------------------------------------------------

                    $.15 to 3.00      5,644,341         1.70  $    .58   5,644,341  $        .58
                    --------------------------------------------------------------------------------

8.   Commitments    The Company leases its office  facility and previous  office facility under operating leases The leases require monthly payments of $900 through April 2000.


                    Approximate future commitments under these leases are as follows:


                    Year                                             Amount
                                                          -----------------

                    2000                                  $           3,600
                                                          -----------------

                    Annual rent expense totaled approximately $10,000 for the years ended December 31, 1999 and 1998.



--------------------------------------------------------------------------------
                                                                               9

                                        MEDICAL DISCOVERIES, INC. and SUBSIDIARY
                                                   (A Development Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9 .  Recently       In June 1998, the FASB issued SFAS No. 133,  "Accounting for
     Issued         Derivative   Instruments  and  Hedging   Activities."   This
     Accounting statement establishes accounting and reporting standards for Statements derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.





















--------------------------------------------------------------------------------