Form 10QSB
period 2000-03-31
MEDICAL DISCOVERIES INC
filed 2000-06-23
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

          For the quarterly period ended        March 31, 2000
                                               ----------------

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


                        (801) 463-9311
-------------------------------------------------------------------------
                  (Issuer's Telephone Number)

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

                APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,656,959
                                                             -----------
as of May 31, 2000.
      ---------------

     Transitional Small Business Disclosure Format (check one)

                                                           Yes   X No
                                                        ===     ===

                            PART I
                    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

     Balance Sheet as of March 31, 2000 (unaudited)

     Statements of Operations for the three-month periods ended
     March 31, 2000 (unaudited) and March 31, 1999 (unaudited) and since inception through March 31, 2000 (unaudited)

     Statements of Cash Flows for the three-month periods ended
     March 31, 2000 (unaudited) and March 31, 1999 (unaudited) and since inception through March 31, 2000 (unaudited)

     Notes to Unaudited Financial Statements

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
             CONDENSED CONSOLIDATED BALANCE SHEET
               AS OF MARCH 31, 2000 (UNAUDITED)

                                       March 31, 2000
                                       --------------
CURRENT ASSETS
        Cash                            $      563
        Inventory                           96,859
                                         ----------
          Total Current Assets              97,422

PROPERTY AND EQUIPMENT
        Equipment                          108,521
        Less: Accumulated depreciation     (82,099)
                                         ----------
          Net Property and Equipment        26,422
                                         ----------
Total Assets                            $  123,844
                                        ===========
CURRENT LIABILITIES
     Accounts payable                   $1,789,622
     Accrued expenses                      122,654
     Current maturities of:
        Notes payable                      407,807
        Convertible notes payable          200,983
                                         ----------
          Total Current Liabilities      2,521,066

STOCKHOLDERS' DEFICIT
     Common Stock, no par value,
        authorized 100,000,000           9,913,837
        shares; 26,656,959 shares
        issued and outstanding
     Retained deficit                  (12,198,559)
     Subscription receivables             (112,500)
                                        -----------
     Total Stockholders' Deficit        (2,397,222)
                                        -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $   123,844
                                       ============

                           MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
             FOR THE PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                 (UNAUDITED)

                                                               Cumulative
                                For the three months          Amounts since
                                   ended March 31,            November 20,
                              --------------------------      1991 (date of
                                 2000             1999          inception)
                              ----------        ---------     -------------
REVENUE
  Revenue and fees            $   7,620         $       0     $    134,229
  Interest                            0                 0           23,406
                              ----------        ----------    -------------
    Total Revenue                     0                 0          150,015

EXPENSES
  Cost of Sales               $   2,511         $       0     $     10,261
  License                             0                 0        1,001,500
  Research and development            0            58,637        2,272,291
  General and administrative     49,559           103,647        7,910,145
  Interest                       14,632            44,394          209,460
                              ----------        ----------    -------------
     Total Expenses              66,702           206,678       11,403,657
                              ----------        ----------    -------------
LOSS BEFORE INCOME TAXES       ( 59,082)         (206,678)     (11,246,022)
  AND EXTRAORDINARY ITEM

INCOME TAXES                          0                 0                0
                              ----------        ----------    -------------
LOSS BEFORE EXTRAORDINARY      ( 59,082)         (206,678)     (11,246,022)
  ITEM

FORGIVENESS OF DEBT                   0                 0        1,235,536
                              ----------        ----------    -------------
NET LOSS                      $( 59,082)        $(206,678)    $(10,010,486)
                              ==========        ==========    =============

INCOME / (LOSS) PER SHARE
  Loss from continuing
  operations                  $   (0.00)        $   (0.01)    $      (0.57)
  Gain from debt
  forgiveness                      0.00              0.00             0.06
                              ----------        -----------   -------------
  Income / (loss) per
  share                      $    (0.00)        $   (0.01)    $      (0.51)
                             ===========        ===========   =============

WEIGHTED AVERAGE NUMBER
  OF SHARES                  26,656,959         26,395,847      19,677,320

                            ============      ==============  =============

                           MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
            FOR THE PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                 (UNAUDITED)

                                                                 Cumulative
                                    For the three months        Amounts since
                                      ended March 31,            November 20,
                                    --------------------        1991 (date of
                                       2000         1999         inception)
                                   -----------   -----------    -------------
OPERATING ACTIVITIES
  Net income (loss) for the
    period                         $ ( 59,082)   $ (206,679)    $(10,798,982)
  Add non-cash items
    Common stock options issued
      for services                          0             0        2,556,890
    Common stock issued for
      services and license                  0        30,000        3,559,986
    Reduction of legal costs                0             0         (130,000)
    Depreciation                        2,771         3,612           83,558
    Loss on disposal of equipment           0             0           30,364
    Gain on debt restructuring              0             0       (1,235,536)
    Write-off receivables                   0             0          193,965
    Decrease (increase) in:
      Receivables                           0           205           (7,529)
      Inventory                        (2,511)      ( 7,473)        ( 96,859)
      Prepaid Expenses                      0         4,111                0
      Other assets                        900           509                0
    Increase (decrease) in:
      Accounts payable                  8,811        85,773        1,633,713
      Accrued expenses                (14,500)      (16,793)         144,135
                                    ----------   -----------    ------------
Net Cash from Operations             ( 29,589)     (107,145)      (4,066,295)

INVESTING ACTIVITIES
  Purchases of equipment                    0             0         (132,184)
  Payments received on note
    receivable                              0             0          130,000
                                    ----------   -----------    ------------
Net Cash from Investing Activities          0             0           (2,184)

FINANCING ACTIVITIES
  Increase in notes payable            20,000       105,000          553,613
  Payment of notes payable                  0       (50,000)        (188,004)
  Increase in notes payable                 0             0          316,700
  Equity contributed                        0             0          131,374
  Proceeds from issuance of
     common stock                           0             0        3,255,359
                                    ----------   -----------    ------------
    Net Cash from Financing
      Activities                       20,000        55,000        4,069,042
                                    ----------   -----------    ------------
NET INCREASE / (DECREASE) IN CASH     ( 9,589)      (52,145)             563

CASH, BEGINNING PERIOD                 10,152        84,847                0
                                    ----------   -----------    ------------
CASH ENDING PERIOD                  $     563    $   32,702     $        563
                                    ==========   ===========    ============

                          MEDICAL DISCOVERIES, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2000

NOTES TO UNAUDITED FINANCIAL STATEMENTS


The unaudited financial statements include the accounts of Medical Discoveries, Inc. and include all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2000 and the results of operations and changes in financial position for the three-month period ended March 31, 2000. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATIONS AND LIQUIDITY

Medical Discoveries, Inc. ("MDI") booked revenue of $7,620 for the period from January 1, 2000 to March 31, 2000 compared to $0 in revenue for the same period in 1999. The revenue resulted from sales of MDI HealthCare Systems ("MDI-HCS")inventory to Advanced Sales Corporation ("ASC") (see Subsequent Events below for an explanation of ASC). ASC has initiated sales of MDI-HCS products as described in "Related Events" below.

MDI spent $0 in research and development costs during the first three months of 2000 compared to $58,637 for the same period in last year. The absence of research and development work during the first three months of 2000 is a result of the unavailability of funds to conduct research. MDI reduced its General and Administrative expense to $49,559 from $103,647. Funds to support operations came from loans from MDI's investment partner described in "Subsequent Events" below. Additional funding for on-going operations is discussed in the "Additional Funding is Required" section below.

SUBSEQUENT EVENTS

On June 16, 2000, the Board of MDI approved a resolution to accept the investment proposal from an outside investment group based on a letter of intent signed in October 1999 and disclosed in the Company's previous 10KSB for the 1999 fiscal year. The letter of intent provides for a joint venture between MDI and the outside investment group to sell MDI-HCS products. The entity to be created by the joint venture is Advanced Sales Corporation or ASC as noted above in the Operations and Liquidity section. The outside investment group has formed Advanced Sales Corporation and in anticipation of the joint venture agreement, MDI and ASC executed an agreement in the fourth quarter of 1999 that allows ASC to market MDI-HCS products. The term of this agreement was for 120 days and was renewable on a monthly basis. The agreement was an interim step pending completion of joint venture agreement between MDI and the outside investment group.

The Company plans for the joint venture to generate cash for further development of MDI-P. MDI has also initiated discussions with the investment group for a direct investment in MDI. Under the terms of the agreement with the outside investment group, the investment group will provide funds of $750,000 to the joint venture and will extend a $150,000 line of credit to MDI (of which the Company has previously drawn $76,000). MDI will assign all rights it owns in HCS products to the joint venture. MDI will own 42 percent of the joint venture. The investment group will receive 25,000,000 shares of MDI stock.

RELATED EVENTS

ASC (the company that MDI holds a 42 percent ownership interest in) has launched sales of MDI-HCS products. ASC personnel attended the international esthetics, cosemetics and spa conference trade show in Las Vegas in June 2000. Reception for the MDI-HCS products was positive and ASC had sales orders of over $4,500 during the three-day show.

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

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "should," "project," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, unce3rtainties, and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.

General risk factors that my impact the Company's operations include the market acceptance of competitive products, obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of the Company's products at lower prices, the timing and market acceptance of the Company's own new product introductions.

PART II
                         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation and there has been no change in any with regard to any potential legal dispute since the filing of the Company's 10KSB for the year ended December 31, 1999.


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



                                       MEDICAL DISCOVERIES, INC.



Date: June 21, 2000                     /s/ David Walker
                                       ---------------------------
                                       Chairman of the Board