Form 10QSB
period 2000-06-30
MEDICAL DISCOVERIES INC
filed 2000-08-30
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities
===   Exchange Act of 1934

          For the quarterly period ended        June 30, 2000
                                               ----------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,656,959
                                                             -----------
as of July 31, 2000.
      ------------------

     Transitional Small Business Disclosure Format (check one)

                                                           Yes   X No
                                                        ===     ===

                            PART I
                    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements are filed with this report:

     Balance Sheet as of June 30, 2000 (unaudited) and December 31, 1999 (unaudited)

     Statements of Operations for the three-month and six-month periods ended June 30, 2000 (unaudited) and June 30, 1999 (unaudited) and cumulative amounts since inception through June 30, 2000 (unaudited)

     Statements of Cash Flows for the six-month periods ended
     June 30, 2000 (unaudited) and June 30, 1999 (unaudited) and cumulative amounts since inception through June 30, 2000 (unaudited)

     Notes to Unaudited Consolidated Financial Statements

                   MEDICAL DISCOVERIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
             CONDENSED CONSOLIDATED BALANCE SHEET
           AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                          (UNAUDITED)

                                       June 30, 2000      December 31, 1999
                                       --------------     ------------------
CURRENT ASSETS
        Cash                            $      209               $  10,152
        Inventory                           96,859                  99,370
                                         ----------              ----------
          Total Current Assets              97,068                 109,522

PROPERTY AND EQUIPMENT
        Equipment                          108,521                 108,521
        Less: Accumulated depreciation     (84,984)                (79,328)
                                         ----------              ----------
          Net Property and Equipment        23,537                  29,193

OTHER ASSETS                                     0                     900
                                         ----------              ----------

Total Assets                            $  120,605               $ 139,615
                                        ===========              ==========
CURRENT LIABILITIES
     Accounts payable                   $1,782,279              $1,780,811
     Accrued interest                      137,154                 108,154
     Current maturities of:
        Notes payable                      455,807                 387,807
        Convertible notes payable          200,983                 200,983
                                         ----------              ----------
          Total Current Liabilities      2,576,223               2,477,755

STOCKHOLDERS' EQUITY
     Common Stock, no par value,
        authorized 100,000,000           9,913,837               9,913,837
        shares; 26,656,959 shares
        issued and outstanding at
        June 30, 2000
     Retained deficit                  (12,256,955)            (12,139,477)
     Subscription receivables             (112,500)               (112,500)
                                        -----------             -----------
     Total Stockholders' Equity         (2,455,618)             (2,338,140)
                                        -----------             -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $   120,605              $  139,615
                                       ============             ===========

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
  FOR THE PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND CUMULATIVE AMOUNTS
                                   (UNAUDITED)



                                                                                              Cumulative
                              For the three months             For the six months            Amounts since
                                 ended June 30,                  ended June 30,               November 20,
                            ------------------------------   -----------------------------   1991 (date of
                                  2000               1999          2000              1999       inception)
                            -----------        -----------   -----------       -----------   -------------
REVENUE
  Revenue and fees          $        0         $        0    $    7,620        $        0    $    134 229
  Interest                           0                  0             0                 0          23,406
                            -----------        -----------   -----------       -----------   -------------
    Total Revenue                    0                  0         7,620                 0         150,015

COST OF GOODS SOLD                   0                  0         2,511                 0          10,261
                            -----------        -----------   -----------       -----------   -------------
GROSS MARGIN                         0                  0         5,109                 0         147,374

EXPENSES
  License                            0                  0             0                 0       1,001,500
  Research and development           0            306,736             0           365,373       2,272,535
  General and administrative    43,132             79,144        92,691           182,791       7,953,033
                            -----------        -----------   -----------       -----------   -------------
     Total Expenses             43,132            385,880        92,691           548,164      11,227,068
                            -----------        -----------   -----------       -----------   -------------
NET LOSS FROM OPERATIONS      ( 43,132)          (385,880)     ( 87,582)         (548,164)    (11,079,694)

OTHER INCOME / (EXPENSE)       (15,265)           (14,364)      (29,897)          (58,758)       (224,725)
                            -----------        -----------   -----------       -----------   -------------

LOSS BEFORE INCOME TAXES      ( 58,397)          (400,244)     (117,479)         (606,922)    (11,304,419)
  AND EXTRAORDINARY ITEM

INCOME TAXES                         0                  0             0                 0               0
                            -----------        -----------   -----------       -----------   -------------
LOSS BEFORE EXTRAORDINARY     ( 58,397)          (400,244)     (117,479)         (606,922)    (11,550,796)
  ITEM

FORGIVENESS OF DEBT                  0                  0             0                 0       1,235,536
                            -----------        -----------   -----------       -----------   -------------
NET LOSS                    $ ( 58,397)        $ (400,244)   $ (117,479)       $ (606,922)   $(10,068,883)
                            ===========        ===========   ===========       ===========   =============

INCOME / (LOSS) PER SHARE
  Loss from continuing
  operations                $    (0.00)        $    (0.02)   $    (0.00)       $    (0.02)   $      (0.57)
  Gain from debt
  forgiveness                     0.00               0.00          0.00              0.00            0.06
                            -----------        -----------   -----------       -----------   -------------
  Income / (loss) per
  share                     $    (0.00)        $    (0.02)   $    (0.00)       $    (0.02)   $      (0.51)
                            ===========        ===========   ===========       ===========   =============

WEIGHTED AVERAGE NUMBER
  OF SHARES                  26,657,000         26,480,000    26,657,000        26,477,000      19,879,000
                            ===========        ===========   ===========       ===========   =============

                           MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND CUMULATIVE AMOUNTS
                                 (UNAUDITED)

                                                                 Cumulative
                                    For the six months          Amounts since
                                      ended June 30,            November 20,
                                   -------------------------    1991 (date of
                                       2000         1999         inception)
                                   -----------   -----------    -------------
OPERATING ACTIVITIES
  Net income (loss) for the
    period                         $ (117,478)   $ (606,922)    $(10,857,378)
  Add non-cash items
    Common stock options issued
      for services                                                 2,556,890
    Common stock issued for
      services and license                  0        30,000        3,559,986
    Reduction of legal costs                0             0         (130,000)
    Depreciation                        5,656         5,981           86,443
    Loss on disposal of equipment           0             0           30,364
    Gain on debt restructuring              0             0       (1,235,536)
    Write-off receivables                   0             0          193,965
    Decrease (increase) in:
      Receivables                           0          (106)           7,529
      Inventory                         2,511        (2,595)        ( 96,859)
      Prepaid Expenses                      0         8,232                0
      Other assets                        900           509                0
    Increase (decrease) in:
      Accounts payable                  1,468       373,334        1,626,370
      Accrued expenses                 29,000        (2,561)         158,635
                                    ----------   -----------    ------------
Net Cash from Operations              (77,943)     (194,128)      (4,114,649)

INVESTING ACTIVITIES
  Purchases of equipment                    0             0         (132,184)
  Payments received on note
    receivable                              0             0          130,000
                                    ----------   -----------    ------------
Net Cash from Investing Activities          0             0           (2,184)

FINANCING ACTIVITIES
  Increase in notes payable            68,000       160,000          601,613
  Payment of notes payable                  0       (50,000)        (188,004)
  Increase in notes payable                 0             0          316,700
  Equity contributed                        0             0          131,374
  Proceeds from issuance of
     common stock                           0             0        3,255,359
                                    ----------   -----------    ------------
    Net Cash from Financing
      Activities                       68,000       110,000        4,117,042
                                    ----------   -----------    ------------
NET INCREASE / (DECREASE) IN CASH     ( 9,943)      (84,128)             209

CASH, BEGINNING PERIOD                 10,152        84,847                0
                                    ----------   -----------    ------------
CASH ENDING PERIOD                  $     209    $      719     $        209
                                    ==========   ===========    ============

                          MEDICAL DISCOVERIES, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               June 30, 2000

NOTES TO UNAUDITED FINANCIAL STATEMENTS


The unaudited financial statements include the accounts of Medical Discoveries, Inc. and include all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2000 and the results of operations and changes in financial position for the three-month and six-month periods ended June 30, 2000. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OPERATIONS AND LIQUIDITY.

MDI booked $7,620 revenue for the three-month period from January 1, 2000 to March 31, 2000 and $0 revenue for the three-month period ended June 30, 2000 compared to $ 0 revenue for the three month period from January 1, 1999 to March 31, 1999 and $0 revenue for the three-month period ended June 30, 1999. The revenue resulted from sales of MDI HealthCare Systems (MDI-HCS) inventory to Advanced Sales Corporation ("ASC"). ASC has initiated sales of MDI-HCS products as described in "Related Events" below.

MDI spent $0 in research and development costs during the first six months of 2000 compared to $365,373 for the same period in last year. The absence of research and development work during the first six months of 2000 is a result of the unavailability of funds to conduct research. MDI reduced its General and Administrative expense to $92,691 from $182,791. Funds to support operations came from loans from MDI's investment partner described in "Subsequent Events" below.

The Funding for on-going operations is discussed in the "Additional Funding is Required" section below.


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

SUBSEQUENT EVENTS

On June 16, 2000, the Board of MDI approved a resolution to accept the investment proposal from an outside investment group based on a letter of intent signed in October 1999 and disclosed in the Company's previous 10KSB for the 1999 fiscal year. The agreement between MDI and the outside investment group was executed in July 2000. The letter of intent provides for a joint venture between MDI and the outside investment group to sell MDI-HCS products. The entity to be created by the joint venture is Advanced Sales Corporation or ASC as noted above in the Operations and Liquidity section. The outside investment group has formed Advanced Sales Corporation and in anticipation of the joint venture agreement, MDI and ASC executed an agreement in the fourth quarter of 1999 that allows ASC to market MDI-HCS products. The term of this agreement was for 120 days and was renewable on a monthly basis. The agreement was an interim step pending completion of joint venture agreement between MDI and the outside investm ent group.

The Company plans for the joint venture to generate cash for further development of MDI-P. MDI has also initiated discussions with the investment group for a direct investment in MDI. Under the terms of the agreement, the investment group will provide funds of $750,000 to the joint venture and will extend a $150,000 line of credit to MDI (of which the Company has drawn $100,000). MDI will assign all rights it owns in HCS products to the joint venture. MDI will own 42 percent of the joint venture. The investment group will receive 25,000,000 shares of MDI stock. The investment group signed the joint venture agreement in July 2000.

Scott Wood, the Company's chief financial officer and acting president, resigned effective July 31, 2000. Mr. Wood remains available to the Company on an "as needed" basis.

RELATED EVENTS

ASC (the JV company of which MDI holds a 42 percent ownership) has launched sales of MDI-HCS products. ASC introduced several HCS products at a trade show in Las Vegas in June 2000. Reception for the MDI-HCS products was positive. ASC recorded sales of a little more than $3,000 during the three-day show and was able to sign many distributors.

ADDITIONAL FUNDING IS REQUIRED

Management intends to raise substantial additional funds in private stock offerings in the near future in order to meet its near-term funding requirements. In the future, management anticipates the need to raise substantial additional funds in public stock offerings as well. The funds to be raised will be used in the following areas: 1) additional testing of MDI-P, 2) submission of an IND Application with the FDA for it novel Anti-HIV/AIDS drug,
3) payment of the MDI Trust Fund obligations, 4) commencement of payment of salaries to Company personnel, and 5) at such time as funds become available, the prior debts of the Company.

FORWARD LOOKING STATEMENTS

With the exception of the actual reported financial results and other historical information, the statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking statements that involve risks and uncertainties that could affect actual future results. Such risks and uncertainties include, but are not limited to: the regulatory environment, the technical and engineering risks associated with new product development, the availability of funding, the cooperation of the Company's creditors, the ability of the Company to attract and retain competent personnel, market acceptance of MDI products, favorable negotiations with partners in the proposed joint venture, the presence of possible competitors, and competing technologies.


PART II
                         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any litigation and there has been no change in any with regard to any potential legal dispute since the filing of the Company's 10Q for the quarter ended March 31, 2000.


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



                                       MEDICAL DISCOVERIES, INC.



Date:August 30, 2000                   /s/ David Walker
                                       ---------------------------
                                       Chairman of the Board
                                       Officer