Form 10QSB
period 2000-09-30
MEDICAL DISCOVERIES INC
filed 2001-01-18
CIK 748790

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to __________


                         Commission file number 0-12627

                            MEDICAL DISCOVERIES, INC.

        (Exact name of Small Business Issuer as specified in its charter)

            Utah                                             87-0407858
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                   738 Aspenwood Lane, Twin Falls, Idaho 83301
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (208) 736-1799
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

          1800 South West Temple, Suite 304, Salt Lake City, Utah 84115
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2000, there were 32,075,421 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                               ---      ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following consolidated financial statements are filed with this report:

         Consolidated Balance Sheet as of September 30, 2000 (unaudited) and December 31, 1999 (unaudited)

         Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2000 (unaudited) and September 30, 1999 (unaudited) and cumulative amounts since inception through September 30, 2000 (unaudited)

         Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2000 (unaudited) and September 30, 1999 (unaudited) and cumulative amounts since inception through September 30, 2000 (unaudited)

         Notes to Unaudited Consolidated Financial Statements

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                        September 30, 2000              December 31, 1999
                                                                        ------------------              -----------------
CURRENT ASSETS

     Cash                                                                  $         2,207                 $       10,152
     Inventory                                                                           0                         99,370
                                                                           ---------------                 -------------

         Total Current Assets                                                        2,207                        109,522
                                                                           ---------------                 -------------

PROPERTY AND EQUIPMENT
     Equipment                                                                      83,506                        108,521
     Less: Accumulated depreciation                                                (77,563)                       (79,328)
                                                                           ---------------                 -------------

         Net Property and Equipment                                                  5,943                         29,193
                                                                           ---------------                 -------------

OTHER ASSETS                                                                             0                            900
                                                                           ---------------                 -------------


              Total Assets                                                 $         8,150                  $     139,615
                                                                           ===============                  =============

CURRENT LIABILITIES
     Accounts payable                                                      $     1,787,684                  $   1,780,811
     Accrued interest                                                              164,038                        108,154
     Current maturities of:
         Notes payable                                                             470,807                        387,807
         Convertible notes payable                                                 200,983                        200,983
                                                                           ---------------                 -------------

              Total Current Liabilities                                          2,623,512                      2,477,755
                                                                           ---------------                 -------------

STOCKHOLDERS' DEFICIT
     Common Stock, no par value, authorized 100,000,000 shares;
         26,656,959 shares issued and outstanding, respectively                  9,913,837                      9,913,837
     Retained deficit                                                          (12,416,699)                   (12,139,477)
     Subscription receivables                                                     (112,500)                      (112,500)
                                                                           ---------------                 -------------

              Total Stockholders' Deficit                                       (2,615,362)                    (2,338,140)
                                                                           ---------------                 -------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $         8,150                  $     139,615
                                                                           ===============                  =============

                 See notes to consolidated financial statements

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS                  FOR THE NINE MONTHS         CUMULATIVE AMOUNTS
                                                 ENDED SEPTEMBER 30                   ENDED SEPTEMBER 30              SINCE 11/20/91
                                            2000                    1999         2000                    1999    (DATE OF INCEPTION)
                                            ----------------------------         ----------------------------    -------------------
REVENUE

     Revenue and fees                   $        0        $        0         $    7,620       $         0             $     134,229
     Interest                                    0                 0                  0                 0                    23,406
                                        -----------       -----------        -----------       -----------             -------------
         Total Revenue                           0                 0              7,620                 0                   157,635
                                        -----------       -----------        -----------       -----------             -------------

COST OF GOODS SOLD                               0                 0              2,511                 0                    10,261
                                        -----------       -----------        -----------       -----------             -------------

GROSS MARGIN                                     0                 0              5,109                 0                   147,374
                                        -----------       -----------        -----------       -----------             -------------

EXPENSES

     License                                     0                 0                  0                 0                 1,001,500
     Research and development                    0            10,633                244           376,006                 2,272,535
     Inventory writedown                    96,859                 0             96,859                 0                    96,859
     Impairment loss                         9,709                 0              9,709                 0                     9,709
     General and administrative             27,188            63,490            119,635           246,281                 7,980,221
                                        -----------       -----------        -----------       -----------             -------------
         Total Expenses                    133,756            74,123            226,447           622,287                11,360,824
                                        -----------       -----------        -----------       -----------             -------------

NET LOSS FROM OPERATIONS                  (133,756)          (74,123)          (221,338)         (622,287)              (11,213,450)
                                        -----------       -----------        -----------       -----------             -------------

OTHER INCOME / (EXPENSE)                   (25,987)          (19,576)           (55,884)          (78,334)                 (250,712)
                                        -----------       -----------        -----------       -----------             -------------

LOSS BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                    (159,743)          (93,699)          (277,222)         (700,621)              (11,464,162)
                                        -----------       -----------        -----------       -----------             -------------

INCOME TAXES                                     0                 0                  0                 0                         0
                                        -----------       -----------        -----------       -----------             -------------

LOSS BEFORE
EXTRAORDINARY ITEM                       ( 159,743)         ( 93,699)          (277,222)         (700,621)              (11,464,162)
                                        -----------       -----------        -----------       -----------             -------------

FORGIVENESS OF DEBT                              0                 0                  0                 0                 1,235,536
                                        -----------       -----------        -----------       -----------             -------------

NET LOSS                                $ (159,743)       $  (93,699)        $ (277,222)       $ (700,621)             $(10,228,626)
                                        ===========       ===========        ==========        ===========             =============


INCOME / (LOSS) PER SHARE
     Loss from continuing
     operations                            $ (0.01)         $ (0.00)            $ (0.01)          $ (0.03)                  $ (0.57)
     Gain from debt forgiveness               0.00             0.00                0.00              0.00                      0.06
                                           --------         --------            --------          --------                  --------

     Income / (loss) per share             $ (0.01)         $ (0.00)            $ (0.01)          $ (0.03)                  $ (0.51)
                                           ========         ========            ========          ========                  ========


WEIGHTED AVERAGE
NUMBER OF SHARES                        26,656,959        26,602,539         26,656,959        26,493,405                20,071,906

                 See notes to consolidated financial statements

                          MEDICAL DISCOVERIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE PERIODS ENDED SEPTEMBER 30, 2000 & SEPTEMBER 30, 1999 &
                              CUMULATIVE AMOUNTS
                                 (UNAUDITED)

                                                                       FOR THE NINE MONTHS             CUMULATIVE AMOUNTS
                                                                       ENDED SEPTEMBER 30                  SINCE 11/20/91
                                                                  2000                    1999        (DATE OF INCEPTION)
                                                                  ----------------------------        -------------------
OPERATING ACTIVITIES
     Net income (loss) for the period                         $  (277,222)     $  (700,621)                  $(11,017,122)
     Add non-cash items
         Common stock options issued for services                       0                0                      2,556,890
         Common stock issued for services and license                   0           54,000                      3,559,986
         Reduction of legal costs                                       0                0                       (130,000)
         Depreciation                                              13,541            9,816                         94,328
         Loss on disposal of equipment                                  0                0                         30,364
         Gain on debt restructuring                                     0                0                     (1,235,536)
         Write-off receivables                                          0                0                        193,965
         Inventory writedown                                       96,859                0                         96,859
         Impairment loss                                            9,709                0                          9,709
         Decrease (increase) in:
              Receivables                                               0               (2)                        (7,529)
              Inventory                                             2,511           (1,201)                      ( 96,859)
              Prepaid Expenses                                          0           10,973                              0
              Other assets                                            900              509                              0
         Increase (decrease) in:
              Accounts payable                                      6,873          410,050                      1,631,775
              Accrued expenses                                     55,884           16,978                        185,519
                                                             ------------     ------------                  -------------

Net Cash from Operations                                          (90,945)        (199,498)                    (4,127,651)
                                                             -------------    ------------                  -------------

INVESTING ACTIVITIES
     Purchases of equipment                                             0                0                       (132,184)
     Payments received on note receivable                               0                0                        130,000
                                                             ------------     ------------                  --------------

Net Cash from Investing Activities                                      0                0                         (2,184)
                                                             ------------     ------------                  --------------

FINANCING ACTIVITIES
     Increase in notes payable                                     83,000          162,701                        616,613
     Payment of notes payable                                           0          (50,000)                      (188,004)
     Increase in notes payable                                          0                0                        316,700
     Equity contributed                                                 0                0                        131,374
     Proceeds from issuance of common stock                             0            2,000                      3,255,359
                                                             ------------     ------------                  --------------

Net Cash from Financing Activities                                 83,000          114,701                      4,132,042
                                                             ------------      -----------                 --------------

NET INCREASE / (DECREASE) IN CASH                                 ( 7,945)         (84,797)                         2,207

CASH, BEGINNING PERIOD                                             10,152           84,847                              0
                                                             ------------     ------------           --------------------

CASH, ENDING PERIOD                                          $      2,207   $           50               $          2,207
                                                             ============   ==============               ================

                 See notes to consolidated financial statements

                            MEDICAL DISCOVERIES, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1.  UNAUDITED INTERIM FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

Certain reclassifications and other corrections for rounding have been made in prior period financial statements to conform to the current period presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2.  INVENTORIES.

The Company has maintained inventory during the period 1998 through September 30, 2000. There were no significant sales of the product during the year and no anticipated future sales. Company management determined the inventory was no longer salable as of September 30, 2000. Accordingly, the remaining inventory was charged to expense. The charge of $96,859 is included in the statement of operations under the caption of inventory writedown.

NOTE 3.  ASSET IMPAIRMENT.

At September 30, 2000 the Company evaluated whether an impairment of the asset used to manufacture the inventory existed due to the discontinuance of the sale and production of that type of inventory. The evaluation determined that an impairment does exist with respect to the equipment. The recognition of this impairment was in accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and resulted in assets being written down to their estimated discounted cash flow. The non-cash impairment loss was $9,709.

NOTE 4.  GOING CONCERN CONSIDERATIONS.

The Company's recurring losses from the Company's development-stage activities in current and prior years raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company is attempting to raise additional capital to sustain operations. However, there can be no assurance that these plans will be successful.

NOTE 5.  CONTINGENCIES REGARDING HARVEST JV AGREEMENT.

As of June 28, 2000, the Company, an outside investment group (Harvest Group, L.L.C ("Harvest")), and Hydromedics, Inc. ("Hydromedics"), a corporation formed by Harvest and two other investors, entered into a so-called JV Agreement (the "JV Agreement"). The JV Agreement contemplated that the Company would (1) assign to Hydromedics its rights to certain skin care products, (2) issue 13,000,000 shares to Harvest, and (3) seek to appoint two Harvest representatives to the Company's board of directors. In return, Hydromedics would (1) issue 2,000,000 of its shares to the Company, (2) assume certain obligations of the Company associated with the skin care products to be transferred, and (3) market the skin care products. As for Harvest's obligations, the JV Agreement contemplated that Harvest would (1) assign to the Company 20,000,000 of its previously-owned Hydromedics shares and (2) make available to the Company a $150,000 line of credit. Finally, the JV Agreement contemplated certain post-closing obligations including (1) Harvest making an additional investment in Hydromedics in exchange for 30,000,000 shares of Hydromedics stock, (2) Harvest assigning 20,000,000 of such shares to the Company, and (3) the Company issuing an additional 12,000,000 shares of its stock to Harvest. In total, the transactions contemplated by the JV Agreement would result in the Company owning approximately 40% of Hydromedics and Harvest owning 25,000,000 new shares of the Company's stock (which, if issued, would equal approximately 44% of the Company's total outstanding stock).

The JV Agreement provided that the transactions contemplated above were to have closed on June 28, 2000. However, no closing occurred on June 28, 2000 or since and the Company has taken the position that the transactions contemplated by the JV Agreement have not been consummated. Harvest and Hydromedics recently and for the first time attempted to tender partial performance under the JV Agreement. The Company rejected that tender and has taken the position that the JV Agreement is no longer enforceable by any of the parties because no party timely or completely tendered performance.

On December 26, 2000, Harvest demanded arbitration of the dispute pursuant to terms of the JV Agreement. In its arbitration demand, Harvest is seeking specific performance of the JV Agreement or damages in excess of $1 million. The Company has retained legal counsel and is seeking advice concerning how to respond. If a court or arbitrator were to force the Company and the other parties to specifically perform the transactions contemplated by the JV Agreement, the Company's shareholders could suffer significant dilution because the value of the consideration the Company will receive under the JV Agreement could be substantially less than the current market value of the stock to be issued to Harvest. In addition, specific performance could result in significant changes to the Company's financial statements, especially if the JV Agreement were deemed to have been consummated during a period already reported. The financial statements do not include any adjustments or reserves to reflect the possible effects of such a result.

NOTE 6.  COMMITMENT REGARDING PEREGRINE STOCK.

Peregrine Properties, LLC, a Utah limited liability company ("Peregrine"), has agreed to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. Under terms of an agreement with Peregrine, MDI will issue 5.5 million shares of the Company's common stock to Peregrine upon completion of the studies. The studies will be funded through an escrow agent. During the interim period since September 30, 2000, the Company deposited in escrow a single certificate for 5.5 million shares for these purposes and Peregrine has so far deposited $120,000. The escrow agent has periodically made disbursements of cash to those conducting the research and Peregrine will make additional disbursements on its $500,000 commitment as necessary. Upon completion of the studies, the escrow agent will disburse the
5.5 million shares to Peregrine and will disburse the research results to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management's Discussion and Analysis or Plan of Operation contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "1999 10-KSB").

                                    OVERVIEW

Medical Discoveries, Inc. (the "Company" or "MDI") is a development stage bio-pharmaceutical research company engaged in the research, development and validation of a new class of drugs, based upon the Company's patented and proprietary electrolysis technologies. The Company is developing active anti-viral, anti-bacterial and anti-fungal agents for a variety of applications.

The Company has developed a product, MDI-P, which, based on preliminary laboratory studies, appears to have the ability to destroy certain viruses (including the HIV virus), bacteria, pathogenic fungi, parasites, and other infectious agents. The Company believes MDI-P may possibly be used as a sterilizing agent for medical and dental instruments. MDI-P may also potentially be used to remove or inactivate infectious agents in human and animal blood-derived products such as plasma and gamma globulin. The Company has obtained patents on MDI-P, the equipment that manufactures it, and the process by which it is manufactured.

Additional research, development and regulatory review must occur before the Company can accurately assess the commercial value of or realize any value from MDI-P or the Company's other products. Earlier this year the Company exhausted its liquid assets available for research and operating expenses. Since that time, the Company has taken a number of steps to attempt to turn around the business. One of those steps was to appoint a new Chief Executive Officer.

Ms. Judy Robinett assumed the position of Chief Executive Officer of the Company in early November, 2000. Since 1994, Ms. Robinett has owned and operated an international consulting company focused on strategic planning, finance, marketing and distribution for entrepreneurs and established companies. Her prior employment positions included Vice President for Quality Improvement at the Magic Valley Regional Medical Clinic in Twin Falls, Idaho, as well as Division Manager, Quality Programs, for Universal Foods in Idaho. Prior to that, Ms. Robinett was Group Manager, Employee Relations at EG&G's Nuclear Training Facility in Idaho, and a Planner for the State Of Idaho. Ms. Robinett holds an M.S. in Labor Economics and a B.S. from Utah State University.

The Company has also recently obtained new funding for additional research. Peregrine Properties, LLC, a Utah limited liability company ("Peregrine"), has agreed to provide $500,000 to the Company to fund critical testing and research steps necessary to continue development of MDI-P. Under terms of the agreement, MDI will continue to study the toxicology and chemistry of the drug and conduct laboratory and clinical studies of the drug's efficacy. The research activities will be directed by Dr. William J. Novick, the Company's Vice President and Chief Technical Officer. The studies will be funded through an escrow agent. Upon completion of the studies, the escrow agent will disburse 5.5 million shares of the Company's common stock to Peregrine and will disburse the research results to the Company. In addition, in consideration of the Peregrine funds, the Company has agreed to nominate and seek the election of a Peregrine representative to the Company's Board of Directors.

Finally, the Company is actively seeking additional funding for immediate operating needs, continued research and development, and long-term capital requirements. See "Liquidity and Capital Resources" below.

                              RESULTS OF OPERATIONS

For the nine-month period from January 1, 2000 to September 30, 2000, MDI booked $7,620 revenue from isolated sales of the Company's skin care products to Hydromedics, Inc. All of that revenue was earned in the second quarter pursuant to an Exclusive Sales Agency Agreement between the Company and Hydromedics, Inc., dated December 14, 1999. Those sales are not of the Company's core products and the Company does not anticipate significant future revenue from such sales. The Company did not earn any revenues in the third quarter of this year. By comparison, the Company did not earn any revenues during the first three quarters of 1999.

MDI spent $244 in research and development costs during the first nine months of 2000 compared to $376,006 for the same period last year. The absence of research and development work during the first nine months of 2000 is a result of the unavailability of funds to conduct research. MDI reduced its General and Administrative expense to $119,635 during the first nine months of 2000 from $246,281 for the same period last year. Funds to support operations during the period came primarily from loans from Harvest Group, L.L.C.

The Company maintained an inventory of certain skin care products during the period 1998 through September 30, 2000. However, there were no significant sales of the products during the year and no anticipated future sales. Therefore, the Company determined the remaining $96,859 of inventory was no longer salable as of September 30, 2000 and charged it to expense.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will require significant additional funding to continue to develop, research and seek regulatory approval of its products. In addition, the Company cannot survive, even in the near term, without immediate additional funding for operations. The Company does not currently generate any cash from operations and has no credit facilities in place or available. Currently, the Company is funding operations through short-term loans from shareholders and others.

Management is seeking to raise substantial additional funds in private stock offerings in order to meet its near-term and long-term funding requirements. While management is optimistic that it can raise such funds, the Company has not always been successful in doing so in recent years. Given that the Company is still in an early development stage and does not have revenues from operations, raising equity financing is difficult. In addition, any additional equity financing will have a substantial dilutive effect to the Company's current shareholders.

                             JOINT VENTURE AGREEMENT

As the Company has previously reported, as of June 28, 2000, the Company, an outside investment group (Harvest Group, L.L.C. ("Harvest")), and Hydromedics, Inc. ("Hydromedics"), a corporation formed by Harvest and two other investors, entered into a so-called JV Agreement (the "JV Agreement"). The JV Agreement contemplated that the Company would (1) assign to Hydromedics its rights to certain skin care products, (2) issue 13,000,000 shares to Harvest, and (3) seek to appoint two Harvest representatives to the Company's board of directors. In return, Hydromedics would (1) issue 2,000,000 of its shares to the Company, (2) assume certain obligations of the Company associated with the skin care products to be transferred, and (3) market the skin care products. As for Harvest's obligations, the JV Agreement contemplated that Harvest would (1) assign to the Company 20,000,000 of its previously-owned Hydromedics shares and (2) make available to the Company a $150,000 line of credit. Finally, the JV Agreement contemplated certain post-closing obligations including (1) Harvest making an additional investment in Hydromedics in exchange for 30,000,000 shares of Hydromedics stock, (2) Harvest assigning 20,000,000 of such shares to the Company, and (3) the Company issuing an additional 12,000,000 shares of its stock to Harvest. In total, the transactions contemplated by the JV Agreement would result in the Company owning approximately 40% of Hydromedics and Harvest owning 25,000,000 new shares of the Company's stock (which, if issued, would equal approximately 44% of the Company's total outstanding stock).

The JV Agreement provided that the transactions contemplated above were to have closed on June 28, 2000. However, no closing occurred on June 28, 2000 or since and the Company has taken the position that the transactions contemplated by the JV Agreement have not been consummated. Harvest and Hydromedics recently and for the first time attempted to tender partial performance under the JV Agreement. The Company rejected that tender and has taken the position that the JV Agreement is no longer enforceable by any of the parties because, among other reasons, no party timely or completely tendered performance.

On December 26, 2000, Harvest demanded arbitration of the dispute pursuant to terms of the JV Agreement. In its arbitration demand, Harvest is seeking either specific performance of the JV Agreement or damages in excess of $1 million. The Company has retained legal counsel and is seeking advice concerning how to respond. If a court or arbitrator were to force the Company and the other parties to specifically perform the transactions contemplated by the JV Agreement, the Company's shareholders could suffer significant dilution because the value of the consideration the Company will receive under the JV Agreement could be substantially less than the current market value of the stock to be issued to Harvest.

              CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, and financing needs of the Company and other information that is not historical information. When used in this report, the words "estimates," " expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by the Company from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

The Company's forward-looking statements are based upon the Company's current expectations and various assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved or accomplished. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to, the ultimate effectiveness of the Company's products, the regulatory environment, the technical and engineering risks associated with new product development, the availability of funding, the cooperation of the Company's creditors, the ability of the Company to attract and retain competent personnel, market acceptance of the Company's products, the presence of competitors, and competing technologies. Some of these risks and certain other uncertainties are discussed in more detail in the 1999 10-KSB. There may also be other factors, including those discussed elsewhere in this report, that may cause the Company's actual results to differ from the forward-looking statements. Any forward-looking statements made by or on behalf of the Company should be considered in light of these factors.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 26, 2000, Harvest Group, L.L.C. filed a demand for arbitration with the American Arbitration Association in Salt Lake City, Utah, alleging that the Company breached the JV Agreement discussed in Part I above under the heading "Joint Venture Agreement." Harvest is seeking either specific performance or damages in excess of $1 million. The Company has retained legal counsel and is seeking advice concerning how to respond. No further proceedings have occurred in the matter since the demand was filed.

ITEM 5.  OTHER INFORMATION

RESIGNATION OF CFO. Scott Wood, the Company's former Chief Financial Officer, resigned effective June 30, 2000. Mr. Wood was erroneously listed as a representative of the Company on the Company's November 14, 2000 12b-25 filing requesting an extension of the filing date for the Company's 10-QSB for the quarter ended September 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report.

10.1 JV Agreement dated as of June 28, 2000, among Medical Discoveries, Inc., Harvest Group, L.L.C., and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.)

27       Financial Data Schedule

(b) No report on Form 8-K was filed during the quarter for which this report is filed. However, subsequent to such quarter, the Company filed 8-Ks (and an amendment) on December 15, 2000, December 21, 2000 and January 4, 2001 (as amended) concerning changes in the Company's accountant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MEDICAL DISCOVERIES, INC.



                                     /s/ Judy Robinett
                                     ------------------------------------------
                                     Judy Robinett
                                     Chief Executive Officer

Date:  January 18, 2001

                                INDEX TO EXHIBITS

Exhibits

10.1 JV Agreement dated as of June 28, 2000, among Medical Discoveries, Inc., Harvest Group, L.L.C., and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.)

27                Financial Data Schedule