Form 10KSB40
period 2000-12-31
MEDICAL DISCOVERIES INC
filed 2001-04-02
CIK 748790

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to __________

                         Commission file number 0-12627

                            MEDICAL DISCOVERIES, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

            Utah                                                 87-0407858
-------------------------------                              -------------------
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

         Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
          Title of Each Class                    On Which Registered
          -------------------                    ---------------------
                 None                                    None

         Securities registered under Section 12(b) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year totaled $7,495.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of March 16, 2001, was $3,376,042.

As of March 16, 2001, the issuer had 32,075,421 shares of Common Stock outstanding.

Portions of the Proxy Statement for the issuer's 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business                                              3

Item 2.  Description of Property                                              7

Item 3.  Legal Proceedings                                                    7

Item 4.  Submission of Matters to a Vote of Security Holders                  8


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             8

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 7.  Financial Statements                                                14

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            33


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  33

Item 10.  Executive Compensation                                             33

Item 11.  Security Ownership of Certain Beneficial Owners and Management     33

Item 12.  Certain Relationships and Related Transactions                     33

Item 13.  Exhibits and Reports on Form 8-K                                   34

This report contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's plans, objectives, goals, strategies and financial performance. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Forward-Looking Information and Factors Affecting Future Results" and elsewhere in this report.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                             ORGANIZATIONAL HISTORY

Medical Discoveries, Inc. ("MDI" or the "Company") was incorporated under the laws of the State of Utah on November 20, 1991. Effective as of August 6, 1992, the Company merged with and into WPI Pharmaceutical, Inc., a Utah corporation ("WPI"), pursuant to which WPI was the surviving corporation. Pursuant to the MDI-WPI merger, the name of the surviving corporation was changed to Medical Discoveries, Inc. WPI was incorporated under the laws of the State of Utah on February 22, 1984 under the name Westport Pharmaceutical, Inc. Effective as of May 8, 1984, Westport Pharmaceutical, Inc. merged with and into Euripides Technology, Inc., a Utah corporation ("Euripides"), pursuant to which Euripides was the surviving corporation. Pursuant to the Westport-Euripides merger, the name of the surviving corporation was changed to Westport Pharmaceutical, Inc. Westport Pharmaceutical, Inc. subsequently changed its name to WPI Pharmaceutical, Inc. Euripides was incorporated under the laws of the State of Utah on November 9, 1983.

On July 6, 1998, the Company incorporated a wholly-owned subsidiary, Regenere, Inc., in the State of Nevada. On October 2, 1998, the Company incorporated another wholly-owned subsidiary, MDI Healthcare Systems, Inc., in the State of Nevada. Both subsidiaries were incorporated to undertake special purposes, neither of which is currently being pursued by the Company. Neither subsidiary currently has any operations or significant assets.

                                    OVERVIEW

Medical Discoveries, Inc. has developed a product (hereafter "MDI-P") that appears to have the ability to destroy certain viruses, bacteria and fungi. MDI-P may possibly be used as a sterilizing agent for medical and dental instruments. MDI-P may also potentially be used to remove or inactivate infectious agents in human and animal blood-derived products, such as plasma and gamma globulin.

The Company is committed to its pursuit of establishing MDI-P as an effective anti-bacterial, anti-viral and anti-fungal pharmaceutical for in-vitro and in-vivo applications and to developing MDI-P as an effective liquid chemical sterilant for a variety of applications.

MDI is a development stage company. To date, the Company has not generated significant revenues from operations or realized a profit. The Company is presently investing all of its resources in the testing, development and commercialization of MDI-P and its other technologies. The Company is attempting to raise additional funding to continue development of its technologies and to submit its technologies to appropriate regulatory agencies to secure approvals when required for the marketing and use of its products.

                                   THE PRODUCT

The Company's primary product is referred to as MDI-P. MDI-P stands for "Medical Discoveries, Inc.-Pharmaceutical." MDI-P is produced by the electrolysis of saline, using a patented instrument with proprietary electrodes. This solution has a significant oxidation reduction potential due to a mixture of oxidative products resulting from electrolysis.

Electrolysis is the method whereby a certain type of electric current is passed through a chemical solution. The electrical current causes the chemicals in the saline solution to alter, producing a variety of chemical compounds, such as ozone and hypochlorous acid. Different electrical currents produce different concentrations of these and related chemicals. In published scientific literature, electrolyzed saline solutions have been shown to have an intense microbicidal effect.

In-vivo applications of MDI-P, targeted at treating certain human diseases, would require administration either intravenously, orally, nasally or topically as required. In the Company's currently proposed protocol for treating human diseases, this electrolyzed solution would be administered intravenously to a patient in a series of injections over a two-week period. In-vitro applications, such as the sterilization of surgical instruments, would involve the washing and/or submersion of the instrument or material in the MDI-P solution.

Independent research conducted at the Dana-Farber Cancer Institute, a major teaching affiliate of Harvard Medical School, has revealed that MDI-P is capable of rapidly killing HIV upon direct contact and preventing infection of cells in a cell culture. In addition, that research has shown that MDI-P is capable of rapid killing of the HIV virus in an acutely infected cell line.

Additional research has shown that MDI-P is a potent antibacterial and anti-fungal agent. Data and results published as abstracts by Aldona Baltch, M.D., of the Stratton V.A. Medical Center and Albany Medical College, Albany NY, (at the American Society of Microbiology meetings in 1997 and 1998) indicate that MDI-P was effective in destroying the fungi Candida albicans and Legionella pneumophillia (Legionaire's Disease) within 60-seconds of exposure with no evidence of cell toxicity. This work was published in The American Journal of Infection Control.

Additional research has been performed and is available upon request from the Company.

                               RECENT DEVELOPMENTS

In November, 2000, Medical Discoveries, Inc. announced that Judy M. Robinett has been elected to the position of Chief Executive Officer by MDI's Board Of Directors. Ms. Robinett, 48, is a successful entrepreneur and business consultant with two decades of senior economic and business planning experience, from both the private and public sectors of the health care and nutrition industries. She has published more than fifty articles on business finance and operations and is a recognized authority on quality control.

In November, 2000, MDI announced that a private investor agreed to provide $500,000 to fund critical testing and research steps necessary to continue development of MDI-P. Under terms of the agreement, MDI will continue to study the toxicology and chemistry of the drug and conduct laboratory and clinical studies of the drug's efficacy. Upon completion of the studies, Peregrine Properties, LLC will receive 5.5 million shares of common stock and representation on MDI's Board of Directors in exchange for transfer of ownership of the studies and results.

In January, 2001, Medical Discoveries, Inc. received Patent Number 6,117,285 from the United States Patent And Trademark Office, entitled "System For Carrying Out Sterilization Of Equipment." MDI now has a total of eight granted United States patents relating to the company's proprietary electrolysis devices, methods and the patented products and applications derived therefrom. The family of patents represents the continued development of MDI's technology and intellectual property, begun in 1992 with proprietary hydrolysis of saline solutions for microbicidal applications and the development of a patented machine to produce these products.

Also in January, 2001, MDI announced that a new study on the microbe-killing properties of MDI-P, using four microorganisms that are difficult to eradicate in the hospital environment, had been completed at the Infectious Diseases Section of the Stratton VA Medical Center in Albany, New York. The infectious diseases research group, headed by Aldona Baltch, M.D., found that MDI-P is a highly effective microbicide for the organisms studied. The results of this study suggest that MDI-P may be useful for disinfecting inanimate surfaces, cold sterilization of medical devices, antisepsis, and irrigation therapy for wounds and ulcers. The findings of Dr. Baltch's group have been published in The American Journal Of Infection Control (AJIC 2000;28:251-7), the official journal of the Association for Professionals in Infection Control and Epidemiology, Inc.

                         PATENTS AND PATENT APPLICATIONS

MDI's patents and resulting intellectual properties now span more than a decade of research and development. MDI has been issued the following eight United States patents:

Patent No. 5,334,383
"Electrically Hydrolyzed Salines As In Vivo Microbicides For Treatment Of Cardiomyopathy And Multiple Sclerosis," issued in 1994 and valid until 2011.

Patent No. 5,507,932
"Apparatus For Electrolyzing Fluids," issued in 1996 and originally valid through 2014. This patent is currently lapsed for accidental failure to pay a maintenance fee and the Company is seeking revival.

Patent No. 5,560,816
"Method For Electrolyzing Fluids," issued in 1996 and valid through 2016.

Patent No. 5,622,848
"Electrically Hydrolyzed Saline Solutions As Microbicides For In Vitro Treatment Of Contaminated Fluids Containing Blood," issued in 1997 and valid through 2014.

Patent No. 5,674,537
"An Electrolyzed Saline Solution Containing Concentrated Amounts Of Ozone And Chlorine Species," issued in 1997 and valid through 2015.

Patent No. 5,731,008
"Electrically Hydrolyzed Salines As Microbicides," issued in 1998 and valid through 2016.

Patent No. 6,007,686
"System For Electrolyzing Fluids For Use As Antimicrobial Agents," issued in 1999 and valid through 2016.

Patent No. 6,117,285
"System For Carrying Out Sterilization Of Equipment," issued in 2000 and valid through 2017.

In addition, the Company has made use of the Patent Treaty Cooperative to extend its patent protection to countries in the European Union, Canada, Mexico, and Japan. The Company has patent applications pending in Mexico, Japan and Europe.

                            RESEARCH AND DEVELOPMENT

MDI is a start-up company with limited resources. During the two fiscal years ended December 31, 1999 and 2000, the Company spent $376,481 and $117,150, respectively on research and development of MDI-P. The Company intends actively to pursue and expand its research efforts as funds will allow. The focus of the initial research is on the use of MDI-P as a broad-spectrum bactericide, anti-fungal agent, human anti-viral agent, and a potential sterilizing agent for blood products. In the future, as funds allow, the Company will also focus its research on the use of MDI-P as a sterilizing agent for dental and medical instruments.

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

If and when MDI obtains any required regulatory approval for any of the uses of MDI-P which require them, it must then compete for acceptance in the marketplace. Given that such regulatory approval, especially in the United States, may take a number of years, the timing of the introduction of MDI-P and other products to the market is critical. Other safe and effective drugs and treatments may be introduced into the market prior to the time that the Company is able to obtain approval for the commercialization of MDI-P. In addition, even after such regulatory approval is obtained, competition among products approved for sale may be affected by, among other things, product efficacy, safety, reliability, availability, price, and patent position. There can be no assurance that MDI-P will be competitive if and when introduced into the marketplace for any of its possible uses.

                          COMPETITIVE BUSINESS POSITION

MDI is aware of other companies who may be developing similar technologies and products for markets in which MDI may pursue product development and revenue. MDI is continuing to monitor and learn about these companies and technologies, in that they may provide opportunities to develop key relationships that will enhance the company's understanding and development of these technologies and assist MDI to enter worldwide markets in the future, either separately or in strategic alliance with several of these companies. None of these companies is seen as an immediate competitor to MDI's stated strategy of developing a research data base for research-based product development, while continuing to develop intellectual property and to secure patent rights worldwide.

Electrolyzed water, sometimes called "Function Water", has received rapid and intense attention in Japan. In support of this technology, the Japanese government has established a special organization to study applications for this technology. The name for this organization is the Function Water Foundation. Japan currently has as many as 35 separate companies developing products to make the benefits of function water available for a wide variety of applications.

Other markets that MDI is considering for product development are medical instrument sterilization and sterilization for animal products production. The Company suspects that several other companies have similar interests in these markets.

Historically MDI has not completed an in-depth planning and strategy methodology that focuses on the bottom line. MDI has established a major initiative during the first half of 2001 to develop a comprehensive strategic plan that will focus on three areas: market attractiveness, time/cost to prove technology, and commercialization alternatives. In every instance, MDI is approaching product development and marketing opportunities which are based upon the company's solid research and proprietary product development, backed by patented technologies and secure intellectual properties.

                             GOVERNMENT REGULATIONS

The Company's use of the MDI-P solution in the treatment of HIV and for other human or in vitro uses is subject to extensive regulation by United States and foreign governmental authorities. These regulations apply not only to the use of MDI-P itself, but also to the manufacture of the electrolysis equipment used to create MDI-P. In particular, pharmaceutical treatments are subject to rigorous preclinical and clinical testing and other approval requirements by the Federal Drug Administration in the United States under the federal Food, Drug and Cosmetic Act and by comparable agencies in most foreign countries. Various federal, state and foreign statutes also govern or influence the manufacture, labeling, storage, record keeping, and marketing of such products. Pharmaceutical manufacturing facilities are also regulated by state, local, and other authorities. Obtaining approval from the FDA and other regulatory authorities for a new drug or treatment may take several years and involve substantial expenditures. Moreover, ongoing compliance with these requirements can require the expenditure of substantial resources. Difficulties or unanticipated costs may be encountered by the Company in its efforts to secure necessary governmental approvals, which could delay or preclude the Company from marketing MDI-P.

For in vivo uses of MDI-P, the Company must conduct preclinical studies to prepare an IND application. If the FDA accepts the IND application, the Company would be allowed to commence a series of clinical trials. Each clinical study must be evaluated by an independent institutional review board. Data from preclinical testing and clinical trials of MDI-P against HIV or as an anti-bacterial agent may eventually be submitted to the FDA in a "New Drug Application" ("NDA") for marketing approval. After the FDA grants approval for the NDA, initial marketing efforts may begin. Each step of the approval process can involve considerable time, money, and effort. At any point, approvals may be withdrawn if compliance with regulatory standards are not maintained. For in vitro uses, the FDA process is significantly less complicated and time consuming. Because the use of MDI-P as a sterilizing agent does not require the injection of this "new drug" in a human patient, MDI is required by the FDA regulations only to demonstrate in laboratory tests that MDI-P is an effective sterilizing agent. This data is required to be filed with the FDA by MDI in the form of a "510(K) Application." This 510(K) Application is subject to FDA approval, but the time required for such approval is considerably less than the time required for the approval of a "new drug" because extensive clinical data is not required.

Other product applications which may be developed for MDI-P could require regulatory approvals from other governmental agencies, such as the Environmental Protection Agency pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act and the Toxic Substances Control Act, and other present and potential federal, state and local regulations. These approvals can involve considerable money, time and effort and do not, in and of themselves, guarantee any commercial success for the product applications approved.

                   LICENSING, DISTRIBUTION, AND MANUFACTURING

Given the preliminary nature of the Company's research, and given the uncertainty of regulatory approvals and market viability, management of the Company is concentrating on making informed decisions regarding the best course for commercialization of MDI-P in its various potential applications. MDI may seek to commercialize potential applications of MDI-P either directly or indirectly in contracts with third parties, including larger, established companies.

                                    EMPLOYEES

Judy M. Robinett, the Company's CEO, is currently the Company's only employee. The Company has engagements with a number of consultants for communications, investor relations, website development, accounting and other services. If the Company obtains sufficient funding, it anticipates adding several additional employees in 2001.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not currently own or lease any real property. Currently, the Company operates out of the CEO's home office and does not pay rent.

ITEM 3. LEGAL PROCEEDINGS.

On December 26, 2000, Harvest Group, L.L.C. ("Harvest Group") filed a Demand for Arbitration and Statement of Claim with the American Arbitration Association in Salt Lake City, Utah, alleging that a dispute has arisen between Harvest Group and the Company relating to a so-called JV Agreement (the "JV Agreement") among the Company, Harvest Group, and Hydromedics, Inc. ("Hydromedics") dated as of June 28, 2000.

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

Harvest Group claims it has fulfilled its obligations under the JV Agreement, but that the Company has breached the JV Agreement by failing to fulfill any of its obligations and failing to repay amounts allegedly owing on a line of credit provided by Harvest Group. By its demand, Harvest Group seeks specific performance of the JV Agreement and of certain promissory notes signed by the Company, and an award of Harvest Group's attorneys' fees and costs. In the alternative, Harvest Group seeks actual and consequential damages in an amount it estimates to exceed $1 million.

The parties have agreed to attempt to mediate this dispute and are in the process of selecting a mediator. In the event the parties are unable to settle the dispute through mediation, the parties will proceed to arbitration.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Material Uncertainties" below for a further discussion of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                               MARKET INFORMATION

The Company's common stock is traded in the over-the-counter market. The following table sets forth the range of bid quotations for the Company's common stock for the quarters indicated according to data provided by The Nasdaq Stock Market, Inc. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2000                    HIGH BID        LOW BID
-----------------------------------                    --------        -------
First Quarter                                            $0.845          $0.06
Second Quarter                                            1.180           0.01
Third Quarter                                             0.230           0.12
Fourth Quarter                                            0.195           0.06

FISCAL YEAR ENDED DECEMBER 31, 1999
-----------------------------------
First Quarter                                             0.620           0.30
Second Quarter                                            0.350           0.18
Third Quarter                                             0.210           0.05
Fourth Quarter                                            0.170           0.05

During much of January, February and March, 2001, no public market (as defined in Item 10(b)(2) of Regulation S-B) existed for the Company's common stock. During that period, bid and ask quotations were not posted to the OTC Bulletin Board or published in the Pink Sheets. As of mid-March, 2001, bid and ask quotations in the Company's common stock were again published in the Pink Sheets and the Company has had discussions with its market makers regarding the possibility of posting its quotations to the Bulletin Board in the near future.

                                  SHAREHOLDERS

The approximate number of shareholders of record of the Company's common stock as of March 16, 2001 was 1,218. This number does not include shareholders whose shares are held in securities position listings.

                                    DIVIDENDS

The Company has not paid any cash dividends on its common stock in the last two fiscal years and does not anticipate paying dividends in the foreseeable future. The Company presently intends to retain future earnings for financing the growth and expansion of the Company.

                        UNREGISTERED SALES OF SECURITIES

On November 27, 2000, the Company issued 5,500,000 shares of common stock to Peregrine Properties, LLC in exchange for and contingent upon Peregrine's agreement to provide $500,000 to the Company to fund independent testing and research on MDI-P, one of the Company's products. The transaction is being handled by an escrow agreement pursuant to which the Company deposited a certificate for 5,500,000 shares, Peregrine deposits cash as necessary to cover testing and research expenses, and the escrow agent disburses payments to the testing and research service providers. Upon completion of the studies, the escrow agent will disburse the shares to Peregrine and will disburse the research results to the Company. This issuance did not involve an underwriter. The Company believes this issuance was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the financial statements and notes thereto at pages 14 through 32.

This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's plans, objectives, goals, strategies and financial performance. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information and Factors Affecting Future Results" below and elsewhere in this report.

                              RESULTS OF OPERATIONS

REVENUES AND GROSS PROFIT. For the year ended December 31, 2000, the Company booked revenues of $7,495 from isolated sales of the Company's skin care products to Hydromedics, Inc. All of that revenue was earned in the second quarter pursuant to an Exclusive Sales Agency Agreement between the Company and Hydromedics, Inc., dated December 14, 1999. Those sales are not of the Company's core products and the Company does not anticipate significant future revenue from such sales. By comparison, the Company booked revenues of $19,832 in 1999. After costs of goods sold of $2,776 and $4,038, respectively for the years 2000 and 1999, the Company's gross profit for 2000 was $4,719 and was $15,794 in 1999.

OPERATING EXPENSES AND OPERATING LOSS. The Company spent $117,150 for research and development during the year ended December 31, 2000, as compared with $376,481 for the same period in 1999. The reduction of research and development expenditures in 2000 reflects a lack of funding. The Company reduced its general and administrative expenses in 2000 to $254,767, as compared with $575,834 during the year ended December 31, 1999. This reduction was offset by a charge to bad debt expense of $112,500 for a stock subscription receivable deemed uncollectible. During 2000, the Company also charged to expense $96,859 in unsalable inventory and $9,709 for impaired assets. The Company deemed all of its inventory unsalable given there were no significant sales of the inventory during the year and no anticipated future sales. The asset impairment charge relates to the equipment used to manufacture the unsalable inventory. As a result of the foregoing, the Company sustained an operating loss of $473,766 for the year ended December 31, 2000, as compared with a loss of $936,521 for the same period of 1999.

OTHER INCOME/EXPENSE AND NET LOSS. The Company incurred interest expenses of $76,927 in 2000, as compared with $95,041 in such expenses in 1999. Also in 2000, the Company booked $268,926 in income after determining that certain accounts payable the Company assumed when it merged with WPI Pharmaceutical, Inc. in 1992 were likely not enforceable obligations of the Company. No collection activity has been maintained on those accounts for a number of years. In sum, the Company's net loss for 2000 was $281,767, or a loss of approximately $0.01 per fully diluted share. In 1999, the Company sustained a net loss of $1,031,562, or a loss of approximately $0.04 per fully diluted share.

INCOME TAXES. The Company has a net operating loss carryforward of approximately $7,540,000. Due to the Company's operating condition, the net operating loss has been fully offset with a valuation allowance resulting in no deferred tax asset. See Note I to the Financial Statements for a further explanation of this analysis.

FUTURE COMMITMENT AND EXPECTATIONS. On March 22, 2001, the Company entered into an agreement with Marlin Toombs, a previous member of the Board of Directors. Mr. Toombs is to provide investor relations and other consulting services to the Company for the period March 22, 2001 through March 1, 2004. The costs associated with the services are (1) $5,200 within 30 days of signing the agreement; (2) $3,000 per month for the period April 1, 2001 through March 1, 2004; (3) issuance of 878,000 shares of restricted common stock within 30 days of signing; and (4) an option to purchase 200,000 of common stock at $.25 per share, expiring December 31, 2005. The Company's existing shareholders will be diluted as a result of the issuance of common stock to Mr. Toombs.

Management expects the Company will operate at a loss for several more years while it continues to study, gain regulatory approval of and commercialize its technologies. If the Company is successful in raising additional capital, the Company will likely spend more in 2001 in research and development and general and administrative expenses, and thereby sustain greater resulting losses, than it has in recent years.

RECENTLY ISSUED ACCOUNTING STATEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends some of the provisions of FASB 133. The Company believes that the adoption of these accounting standards will not have any material effect on the financial statements of the Company.

                         CERTAIN MATERIAL UNCERTAINTIES

HARVEST GROUP LITIGATION.

As outlined under "Legal Proceedings" above, the Company is a party to litigation brought by Harvest Group, L.L.C. ("Harvest Group") pursuant to a so-called JV Agreement (the "JV Agreement") among the Company, Harvest Group, and Hydromedics, Inc. ("Hydromedics") dated as of June 28, 2000. Harvest Group claims it has fulfilled its obligations under the JV Agreement, but that the Company has breached the JV Agreement by failing to fulfill any of its obligations and failing to repay amounts allegedly owing on a line of credit provided by Harvest Group. By its demand, Harvest Group seeks specific performance of the JV Agreement and of certain promissory notes signed by the Company, and an award of Harvest Group's attorneys' fees and costs. In the alternative, Harvest Group seeks actual and consequential damages in an amount it estimates to exceed $1 million.

The JV Agreement provided that the transactions contemplated therein were to have closed on June 28, 2000. However, no closing occurred on June 28, 2000 or since and the Company has taken the position that the transactions contemplated by the JV Agreement have not been consummated. Harvest and Hydromedics recently and for the first time attempted to tender partial performance under the JV Agreement. The Company rejected that tender and has taken the position that the JV Agreement is no longer enforceable by any of the parties because, among other reasons, no party timely or completely tendered performance.

If a court or arbitrator were to force the Company and the other parties to specifically perform the transactions contemplated by the JV Agreement, the Company's shareholders could suffer significant dilution because the value of the consideration the Company will receive under the JV Agreement could be substantially less than the current market value of the stock to be issued to Harvest. Similarly, if the plaintiffs obtain an award of damages against the Company in excess of $1 million, the Company may be forced to liquidate. In addition, regardless of whether the Company is successful in defending the litigation, the expenses incurred in the litigation continue to be a drain on the Company's limited financial resources.

The ultimate outcome of this litigation cannot be predicted. At this time the Company has not made a provision in the financial statements for any liability or changed equity structure presentation that may result from an adverse decision in the litigation. Nevertheless, due to litigation uncertainties, it is reasonably possible that the Company's view of the outcome will change in the near term.

Finally, the Company is currently re-evaluating whether and how to pursue its skin care products that were to be the subject of the Harvest Group marketing effort. At the present time, the Company has no efforts in place to market these products.

FORMER EMPLOYEE CLAIM. On January 16, 2000, a former employee made a demand that the Company pay him compensation and other amounts due under an employment agreement as a vice president of sales with MDI Healthcare Systems, Inc. In his demand, the former employee claims to be owed $64,500 in back wages as well as 250,000 shares of the Company's common stock. He also vaguely claims to be owed an additional unspecified sum of money on account of particular sales activity. The Company is investigating the propriety of the claim and has not responded to the demand.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will require significant additional funding to continue to develop, research and seek regulatory approval of its technologies. In addition, the Company cannot survive, even in the near term, without immediate additional funding for operations. The Company does not currently generate any cash from operations and has no credit facilities in place or available. Currently, the Company is funding operations through short-term loans from shareholders and others.

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

              CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION
                      AND FACTORS AFFECTING FUTURE RESULTS

Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, and financing needs of the Company and other information that is not historical information. When used in this report, the words "estimates," "expects,"

"anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by the Company from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. In addition to the other factors and matters discussed elsewhere in this report, the following factors are among the factors that could cause actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on behalf of the Company should be considered in light of these factors.

WE HAVE NOT GENERATED SIGNIFICANT OPERATING REVENUES OR ANY PROFITS AND MAY CONTINUE TO OPERATE AT A LOSS. We are a development stage company. To date, we have not generated significant revenues from operations or realized a profit. We have experienced a loss from operations in every fiscal year since our inception. Our losses from operations in 1999 were $936,521 and losses from operations in 2000 were $473,766. We will likely continue to experience a net operating loss until, and if, we can fully commercialize our technologies. We are presently investing all of our resources in the testing, development and commercialization of MDI-P and our other technologies. There can be no assurance that MDI-P, our other technologies, or any other project undertaken by us will ever enable MDI to generate consistent revenues from operations. Even if our technologies begin generating revenues, the revenues may not exceed the costs of research, development, testing, regulatory approval and other costs. Accordingly, we may not ever realize a profit from operations.

WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL TO MEET PRESENT AND FUTURE OBLIGATIONS. As of December 31, 2000, our current liabilities exceeded our current assets by $2,396,621 and we had cash of only $19,781. We need additional capital immediately in order to satisfy current liabilities and meet basic operational needs. We also will need substantial additional capital to fund regulatory approvals and to fully commercialize our technologies. We do not anticipate that revenues will satisfy these capital requirements. Furthermore, we may not to be able to obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include, without limitation, the following: (1) market factors affecting the availability and cost of capital generally; (2) our performance; (3) the size of our capital needs; (4) the market's perception and acceptance of our technologies; and (5) the price, volatility and trading volume of our common shares. If we are unable to obtain sufficient capital or are forced to pay a high price for capital, we may be unable to complete testing, regulatory approval and commercialization of our technologies and may never achieve consistent revenues or profitability. In addition, because of their size, resources and other factors, our competitors may have better access to capital than we do and, as a result, may be able to exploit opportunities more rapidly, easily or thoroughly than we can.

WE MAY ISSUE SUBSTANTIAL AMOUNTS OF ADDITIONAL SHARES WITHOUT STOCKHOLDER APPROVAL. Our Articles of Incorporation authorize us to issue up to 100 million shares of common stock. Fewer than 33 million shares are issued now, leaving approximately 67 million shares available for future issuance. All such shares may be issued without any action or approval by our stockholders. We anticipate issuing additional shares in connection with private stock offerings for the purpose of raising capital. The issuance of any additional shares of common stock would further dilute the percentage ownership of MDI held by existing stockholders.

OUR OPERATIONS ARE AND WILL BE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION. As more fully discussed in "Description of Business--Government Regulations" above, before MDI-P or any of our other technologies can be used as drugs or in other human applications in the United States, we will need to obtain approval from the Federal Drug Administration. Similar approval is also required in most other countries. FDA approval and the prerequisite testing is time consuming and expensive. Also, many of the applications we are considering for our technology are regulated by the Environmental Protection Agency. The EPA approval process is similarly lengthy and expensive. There can be no assurance that we will attract sufficient capital to fully pursue the regulatory approval process. Even if we do attract sufficient capital, we can make no assurance that we will be successful in achieving approval or, if we do achieve approval, that future revenues will be sufficient to justify the expense of the regulatory approval process.

OUR TECHNOLOGIES ARE UNPROVEN. While we have received positive results from preliminary studies of MDI-P, more studies are necessary in order for us to accurately predict the ultimate effectiveness of our technologies as anti-viral, anti-bacterial and anti-fungal agents. Furthermore, we cannot as of yet be sure that MDI-P is safe to humans when used as intended. Extensive additional research and testing will be necessary before we can fully commercialize our technologies. If our technologies are ultimately deemed unsafe or ineffective, then we will not likely be able to recoup our substantial investment in research and development.

WE FACE INTENSE COMPETITION AND COMPETING PRODUCTS. As more fully discussed in "Description of Business--Competition" above, competition in the market for MDI-P is intense and will likely further intensify. We are aware of private and government entities that have studied and used MDI-P-like products in Russia and Japan for several years. If MDI-P gains recognition, we anticipate that international pharmaceutical companies will be interested in investing or competing in this market. Our present and future competitors may be able to develop and commercialize technologies quicker than we can. In addition, even if we do successfully commercialize our technologies, there can be no assurance that our products will gain significant market share as we attempt to compete with more traditional anti-viral, anti-bacterial, anti-fungal, disinfectant and sterilization products and methods.

OUR INTELLECTUAL PROPERTY MAY NOT BE ADEQUATELY PROTECTED. It is our policy to protect our intellectual property and proprietary technologies by, among other means, filing patent applications to protect technology that we consider important to the development of our business. We also rely on trade secrets and improvements, unpatented know-how, and continuing technological innovation to develop and maintain our competitive position. Despite our policy to seek patent protection wherever appropriate, there can be no assurance that our patent applications will result in further patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. While we have obtained several United States patents, persons in jurisdictions outside of the United States in which no application has been filed, or which do not honor United States patents, may develop and market infringing technologies. Also, the cost of enforcing patents outside of North America, as well as other obstacles, may limit our ability to enforce any patents outside of the United States. There can also be no assurance that any patent issued to the Company will not be infringed or circumvented by others or that others will not obtain patents that the Company would need to license or circumvent. There can be no assurance that licenses, which might be required for the Company's processes or products, would be available on reasonable terms or that patents issued to others would not prevent the Company from developing and marketing its products. In addition, there can be no assurance that a court of competent jurisdiction would hold our patents valid if issued. To the extent we also rely on unpatented trade secrets, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology.

ITEM 7. FINANCIAL STATEMENTS.

                     FINANCIAL STATEMENTS TABLE OF CONTENTS

Independent Auditor's Report (Balukoff Lindstrom & Co.)               15

Independent Auditor's Report (Tanner + Co.)                           16

Financial Statements

         Balance Sheet                                                17

         Statement of Operations                                      18

         Statements of Changes in Stockholder's Equity                19

         Statements of Cash Flows                                     22

Notes to Financial Statements                                         23

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder
Medical Discoveries, Inc. and Subsidiaries
Boise, Idaho

We have audited the accompanying balance sheet of Medical Discoveries, Inc. and Subsidiaries (a development stage company) as of December 31, 2000, and the related statements of operations, changes in stockholder's equity, and cash flows for the year then ended, and for the period from inception (November 20, 1991) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audit. The Company's financial statements as of and for the year ended December 31, 1999, and for the period from inception (November 20, 1991) through December 31, 1999 were audited by other auditors whose report, dated March 20, 2000, expressed an unqualified opinion on those statements. The financial statements for the period from inception (November 20, 1991) through December 31, 1999 reflect total revenues and net loss of $150,015 and $9,951,404, respectively, of the related totals. The other auditors' report has been furnished to us, and our report, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Medical Discoveries, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, and for the period from inception (November 20, 1991) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying 2000 financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing bio-pharmaceutical research. As discussed in Note B to the financial statements, the stockholders' deficiency and the operating losses since inception raise substantial doubt its ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note M to the financial statements, the Company is currently in arbitration involving a joint venture agreement that could result in material changes in the equity structure and presentation of the financial statements of the Company. The ultimate outcome of the arbitration cannot presently be determined, but management is of the opinion that it will not have a material impact on the Company's financial position. Accordingly, no provision for any liability that may result has been made in the financial statements. Nevertheless, due to uncertainties with the arbitration, it is at least reasonably possible that management's view of the outcome will change in the near term.



Boise, Idaho
March 22, 2001

                                                    INDEPENDENT AUDITORS' REPORT





TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF MEDICAL DISCOVERIES, INC.


We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 1999 and cumulative amounts since inception of MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES, (a development stage company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES, (a development stage company) as of December 31, 1999, and the results of their operations and their cash flows for the year then ended and cumulative amounts since inception in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B, the Company's significant losses, a deficit of working capital, lack of significant revenue and a stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            TANNER + CO.


Salt Lake City, Utah
March 20, 2000

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2000

                                                                       2000
                                                                   ------------
Current assets
    Cash                                                           $     19,781
                                                                   ------------

           Total current assets                                          19,781

Equipment, at cost, net of accumulated depreciation                       4,614
                                                                   ------------

                                                                   $     24,395
                                                                   ============

Current liabilities
    Accounts payable                                               $  1,509,679
    Accrued interest                                                    192,716
    Current portion of notes payable                                    520,807
    Convertible notes payable                                           193,200
                                                                   ------------

           Total current liabilities                                   2,416,402

Stockholders' deficit
    Escrow receivable                                                  (384,600)
    Common stock, no par value, authorized 100,000,000
      shares; 32,075,421 shares issued and outstanding
      at December 31, 2000                                           10,413,837
    Accumulated deficit                                             (12,421,244)
                                                                   ------------

           Total stockholders' deficit                               (2,392,007)
                                                                   ------------

                                                                   $     24,395
                                                                   ============


                             See accompanying notes

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      Years Ended December 31, 2000 and 1999 and Cumulative Amounts Since
                     November 20, 1991 (Date of Inception)

                                                                                             Cumulative
                                                                                              Amounts
                                                                                               Since
                                                                                            November 20,
                                                                                            1991 (Date of
                                                          2000                 1999          Inception)
                                                      ------------       ------------       ------------
Revenues                                              $      7,495       $     19,832       $    134,104

Cost of goods sold                                           2,776              4,038             10,526
                                                      ------------       ------------       ------------

                                    Gross profit             4,719             15,794            123,578

Research and development expenses                          117,150            376,481          2,389,441
Inventory writedown                                         96,859                 --             96,859
Impairment loss                                              9,709                 --              9,709
License                                                         --                 --          1,001,500
General and administrative expenses                        254,767            575,834          8,115,353
                                                      ------------       ------------       ------------

                                  Operating loss          (473,766)          (936,521)       (11,489,284)

Other income (expense)
    Interest income                                             --                 --             23,406
    Other income                                           268,926                 --            268,926
    Interest expense                                       (76,927)           (95,041)          (271,755)
                                                      ------------       ------------       ------------
                                                           191,999            (95,041)            20,577

                    Loss before income taxes and
                              extraordinary item          (281,767)        (1,031,562)       (11,468,707)

                                    Income taxes                --                 --                 --

      Forgiveness of debt net of $0 income taxes                --                 --          1,235,536
                                                      ------------       ------------       ------------

              Net loss available to shareholders      $   (281,767)      $ (1,031,562)      $(10,233,171)
                                                      ============       ============       ============

Net loss per share
    Continuing operations                             $      (0.01)      $      (0.04)      $      (0.58)
    Extraordinary item                                          --                 --               0.06
                                                      ------------       ------------       ------------
                              Net loss per share      $      (0.01)      $      (0.04)      $      (0.52)
                                                      ============       ============       ============

Weighted average shares outstanding                     27,169,288         26,515,000         19,728,173

                             See accompanying notes

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     Period From Date of Inception (November 20, 1991) to December 31, 2000

                                                                                                        Escrow/
                                                                Common stock             Accumulated  Subscription
                                                            Shares         Amount          Deficit     Receivables       Total
                                                         -----------     -----------     -----------  ------------    -----------
                        Balance at October 31, 1991        3,500,000     $   252,997     $(1,482,514)  $  --         $ (1,229,517)

Reverse stock split (1 for 2)                             (1,750,000)             --              --      --                  --

Restatement for reverse
      acquisition of WPI Pharmaceutical,
      Inc. by Medical Discoveries, Inc.                           --        (252,997)        252,997      --                  --

Shares issued in merger of WPI
      Pharmaceutical, Inc. and Medical
      Discoveries, Inc.                                   10,000,000         135,000        (170,060)     --             (35,060)
                                                         -----------     -----------     -----------  -----------    -----------

                        Balance at November 20, 1991
                                  (Date of Inception)     11,750,000         135,000      (1,399,577)     --          (1,264,577)

Issuance of common stock for cash                            200,000         100,000              --      --             100,000

Issuance of common stock for services                        500,000         250,000              --      --             250,000

Issuance of common stock for cash                             40,000          60,000              --      --              60,000

Net loss to October 31, 1992                                      --              --        (370,398)     --            (370,398)
                                                         -----------     -----------     -----------  -----------    -----------

                        Balance at October 31, 1992       12,490,000         545,000      (1,769,975)     --          (1,224,975)

Net loss two months ended
      December 31, 1992                                           --              --         (65,140)     --             (65,140)
                                                         -----------     -----------     -----------  -----------    -----------

                        Balance at December 31, 1992      12,490,000         545,000      (1,835,115)     --          (1,290,115)

Issuance of common stock for license                       2,000,000       1,000,000              --      --           1,000,000

Issuance of common stock for cash                            542,917         528,500              --      --             528,500

Issuance of common stock for services                        251,450         127,900              --      --             127,900

Issuance of common stock for $100,000
      cash plus services                                     800,000         400,000              --      --             400,000

Net loss                                                          --              --      (2,271,999)     --          (2,271,999)
                                                         -----------     -----------     -----------  -----------    -----------

                        Balance at December 31, 1993      16,084,367       2,601,400      (4,107,114)     --          (1,505,714)

Issuance of common stock for cash                            617,237         739,500              --      --             739,500

Issuance of common stock for services                        239,675         239,675              --      --             239,675

Cash contributed                                                  --         102,964              --      --             102,964

Net loss                                                          --              --      (1,223,162)     --          (1,223,162)
                                                         -----------     -----------     -----------  -----------    -----------


                             See accompanying notes

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     Period From Date of Inception (November 20, 1991) to December 31, 2000

                                                          Common stock                              Escrow/
                                                  ---------------------------     Accumulated    Subscription
                                                    Shares           Amount         Deficit       Receivables        Total
                                                  -----------     -----------     -----------     -----------     -----------
                  Balance at December 31, 1994     16,941,279       3,683,539      (5,330,276)             --      (1,646,737)

Issuance of common stock for cash                     424,732         283,200              --              --         283,200

Issuance of common stock for services               4,333,547       1,683,846              --        (584,860)      1,098,986

Issuance of common stock option
      to satisfy debt restructuring                        --          20,000              --              --          20,000

Net loss                                                   --              --      (1,007,522)             --      (1,007,522)
                                                  -----------     -----------     -----------     -----------     -----------

                  Balance at December 31, 1995     21,699,558       5,670,585      (6,337,798)       (584,860)     (1,252,073)

Issuance of common stock for cash                     962,868         635,000              --         (60,000)        575,000

Issuance of common stock for services                 156,539         101,550              --              --         101,550

Common stock canceled                              (1,400,000)       (472,360)             --         472,360              --

Issuance of common stock in
      settlement of obligations                       239,458         186,958              --              --         186,958

Net loss                                                   --              --        (456,466)             --        (456,466)
                                                  -----------     -----------     -----------     -----------     -----------

                  Balance at December 31, 1996     21,658,423       6,121,733      (6,794,264)       (172,500)       (845,031)

Issuance of common stock for services
      and interest                                     12,500           3,625              --              --           3,625

Issuance of common stock for cash                     311,538         135,000              --          60,000         195,000

Issuance of common stock in settlement
      of contract                                     800,000         200,000              --              --         200,000

Issuance of common stock from
      exercise of options                              87,836          21,959              --              --          21,959

Issuance of common stock for
      conversion of notes payable                     100,000          25,000              --              --          25,000

Net loss                                                   --              --        (831,762)             --        (831,762)
                                                  -----------     -----------     -----------     -----------     -----------

                  Balance at December 31, 1997     22,970,297       6,507,317      (7,626,026)       (112,500)     (1,231,209)

Issuance of common stock for cash                   2,236,928         650,000              --              --         650,000

Issuance of common stock for debt                     283,400          56,680              --              --          56,680

Issuance of common stock options
      for services                                         --       2,336,303              --              --       2,336,303

Issuance of common stock for services                 683,000         110,750              --              --         110,750

Issuance of common stock from
      exercise of warrants                            200,000             200              --              --             200


                             See accompanying notes

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     Period From Date of Inception (November 20, 1991) to December 31, 2000

                                                                                                    Escrow/
                                                         Common stock            Accumulated     Subscription
                                                   Shares           Amount         Deficit        Receivables         Total
                                                ------------     ------------    ------------     ------------     ------------
Net loss                                                  --               --      (3,481,889)              --       (3,481,889)
                                                ------------     ------------    ------------     ------------     ------------

                Balance at December 31, 1998      26,373,625        9,661,250     (11,107,915)        (112,500)      (1,559,165)

Issuance of stock for:
      Interest                                       100,000           30,000              --               --           30,000
      Cash                                            13,334            2,000              --               --            2,000

      Options exercised and waived
          option price                               170,000           24,000              --               --           24,000

      Options issued for services                         --          196,587              --               --          196,587

Net loss                                                  --               --      (1,031,562)              --       (1,031,562)
                                                ------------     ------------    ------------     ------------     ------------

                Balance at December 31, 1999      26,656,959        9,913,837     (12,139,477)        (112,500)      (2,338,140)

Write-off of subscription receivable                      --               --              --          112,500          112,500

Issuance of stock for escrow receivable            5,500,000          500,000              --         (500,000)              --

Reversal of shares issued                            (81,538)              --              --               --               --

Research and development costs                            --               --              --          115,400          115,400

Net loss                                                  --               --        (281,767)              --         (281,767)
                                                ------------     ------------    ------------     ------------     ------------

                Balance at December 31, 2000      32,075,421     $ 10,413,837    $(12,421,244)    $   (384,600)    $ (2,392,007)
                                                ============     ============    ============     ============     ============



                             See accompanying notes

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years Ended December 31, 2000 and 1999 and Cumulative Amounts Since
                     November 20, 1991 (Date of Inception)

                                                                                                         Cumulative
                                                                                                           Amounts
                                                                                                            Since
                                                                                                         November 20,
                                                                                                         1991 (Date of
                                                                           2000             1999          Inception)
                                                                       ------------     ------------     ------------
Cash flows from operating activities
       Net loss                                                        $   (281,767)    $ (1,031,562)    $(11,021,667)
       Adjustments to reconcile net loss to net
       cash used by operating activities
             Common stock issued for research costs                         115,400               --          115,400
             Common stock options issued for services                            --          220,587        2,556,890
             Common stock issued for services, expenses,
                   and litigation                                                --           30,000        3,559,986
             Reduction of legal costs                                            --               --         (130,000)
             Depreciation                                                    14,870           39,718           95,657
             Write-off of subscription receivables                          112,500               --          112,500
             Impairment loss on assets                                        9,709               --            9,709
             Loss on disposal of equipment                                       --               --           30,364
             Gain on debt restructuring                                          --               --       (1,235,536)
             Write-off of receivables                                            --               --          193,965
             Changes in assets and liabilities
                   Accounts receivable                                           --            2,716           (7,529)
                   Inventory                                                 99,370           58,855               --
                   Prepaid expenses                                              --           10,973               --
                   Other assets                                                 900              509               --
                   Accounts payable                                        (271,132)         412,419        1,353,770
                   Accrued expenses                                          84,562           33,000          214,197
                                                                       ------------     ------------     ------------

                              Net cash used by operating activities        (115,588)        (222,785)      (4,152,294)

Cash flows from investing activities
       Purchase of equipment                                                     --               --         (132,184)
       Payments received on note receivable                                      --               --          130,000
                                                                       ------------     ------------     ------------

                              Net cash used by investing activities              --               --           (2,184)

Cash flows from financing activities
       Contributed equity                                                        --               --          131,374
       Issuance of common stock                                                  --            2,000        3,255,359
       Payments on notes payable                                                 --          (90,717)         (97,287)
       Proceeds from notes payable                                          133,000          286,807          666,613
       Payments on convertible notes payable                                 (7,783)         (50,000)         (98,500)
       Proceeds from convertible notes payable                                   --               --          316,700
                                                                       ------------     ------------     ------------

                          Net cash provided by financing activities         125,217          148,090        4,174,259
                                                                       ------------     ------------     ------------

                                    Net increase (decrease) in cash           9,629          (74,695)          19,781

Cash, beginning of period                                                    10,152           84,847               --
                                                                       ------------     ------------     ------------

                                                Cash, end of period    $     19,781     $     10,152     $     19,781
                                                                       ============     ============     ============

Supplemental disclosures of cash flow information
       Interest paid                                                   $         --     $     30,000     $     88,852


                             See accompanying notes

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Organization

Medical Discoveries, Inc. ("MDI" or the "Company") was incorporated under the laws of the State of Utah on November 20, 1991. Effective as of August 6, 1992, the Company merged with and into WPI Pharmaceutical, Inc., a Utah corporation ("WPI"), pursuant to which WPI was the surviving corporation. Pursuant to the MDI-WPI merger, the name of the surviving corporation was changed to Medical Discoveries, Inc. WPI was incorporated under the laws of the State of Utah on February 22, 1984 under the name Westport Pharmaceutical, Inc. Effective as of May 8, 1984, Westport Pharmaceutical, Inc. merged with and into Euripides Technology, Inc., a Utah corporation ("Euripides"), pursuant to which Euripides was the surviving corporation. Pursuant to the Westport-Euripides merger, the name of the surviving corporation was changed to Westport Pharmaceutical, Inc. Westport Pharmaceutical, Inc. subsequently changed its name to WPI Pharmaceutical, Inc. Euripides was incorporated under the laws of the State of Utah on November 9, 1983.

On July 6, 1998, the Company incorporated a wholly-owned subsidiary, Regenere, Inc., in the State of Nevada. On October 2, 1998, the Company incorporated another wholly-owned subsidiary, MDI Healthcare Systems, Inc., in the State of Nevada. Both subsidiaries were incorporated to undertake special purposes, neither of which is currently being pursued by the Company. Neither subsidiary currently has any operations or significant assets.

The consolidated financial statements include the accounts of Medical Discoveries, Inc. and subsidiaries, after elimination of significant intercompany items and transactions.

Development Stage Company

The Company has not generated any significant revenue and is, therefore, considered a development stage company as defined in the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The development stage commenced on November 20, 1991, which is the date of the inception.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments maturing in three months or less to be cash equivalents.

Inventory

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


The Company has maintained inventory during the period 1998 through September 30, 2000. There have been no significant sales of the product during the year and no anticipated future sales. Company management determined the inventory was no longer salable as of September 30, 2000. Accordingly, the remaining inventory was charged to expense. The charge of $96,859 is included in the statement of operations under the caption of inventory writedown.

Equipment

Capital additions are classified as equipment and are recorded at cost. Depreciation is recorded by use of the straight-line method.

Maintenance and repairs are charged to operations as incurred. When an asset is disposed of, accumulated depreciation is deducted from the original cost, and any gain or loss arising from its disposal is credited or charged to operations.

Value of Financial Instruments

The Company has a number of financial instruments. The Company estimates that the fair value of all financial instruments, at December 31, 2000, do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include those assumed in determining the collectibility of the stock subscription receivable and determining the costs associated with prior service agreements. It is at least reasonably possible that the significant estimates used will change within the next year.

Earnings Per Share

Earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of shares outstanding. Common stock equivalents and stock options have not been included as they are antidilutive.

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Business and Concentration of Credit

The primary purpose of the business is the research and development of the sterilization of medical equipment and an anti-viral treatment for infectious diseases. The Company has no significant revenues and, therefore, no significant trade receivables or extensions of credit.

Reclassifications

Certain amounts in the 1999 financial statements have been reclassified in order to conform to the 2000 presentation.

Recently Issued Accounting Statements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000 the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends some of the provisions of FASB 133. The Company believes that the adoption of these accounting standards will not have any material effect on the financial statements of the Company.

NOTE B -- GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $281,767 during the year ended December 31, 2000 and has incurred losses since inception of $10,233,171. As of December 31, 2000, the Company's stockholders' deficit is $2,392,007. The Company has not had significant revenues and is still in the process of developing anti-viral treatments for infectious diseases, skin cleansing products and the sterilization of medical equipment. The Company is hopeful, but there is no assurance, that the current product development and research will be economically viable. Those factors, as well as the uncertain conditions that the Company faces regarding its joint venture agreement (as discussed in Note M), create an uncertainty about the Company's ability to continue as a going concern.

The Company is dependent upon the sale of its common stock to satisfy its current cash operating needs. The Company is also looking into various applications of its technology and the possibilities of sales to or development funds from outside companies. Although management has been successful thus far in raising the needed capital, there can be no assurance that the Company and its management will be able to continue to sell sufficient amounts of common stock or identify applications to bring the current product development to a point where

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


it is economically viable. Management plans to meet its cash needs through the issuance of additional shares of common stock, sales of product from its technology, and developmental funds from outside companies. The ability of the Company to continue as a going concern is dependent on plan's success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C -- EQUIPMENT

Equipment consists of:

                                                     2000
                                                   --------
    Office Equipment                               $ 37,944
    Other Equipment                                  45,562
                                                   --------
                                                     83,506
    Accumulated depreciation and amortization       (78,892)
                                                   --------
                                                   $  4,614
                                                   ========

The estimated useful lives of equipment is two to seven years.

NOTE D -- ASSET IMPAIRMENT

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

NOTE E -- ACCOUNTS PAYABLE

As discussed in Note A, the Company merged with WPI. At that time, WPI was carrying approximately $265,000 of accounts payable owed to various vendors on its books. These payables were transferred to the books of the new entity. These payables have never been satisfied, and all collection attempts by any of the vendors have ceased for several years. During 2000, management and legal counsel determined that the payables were no longer valid obligations of the Company. The related reduction of the accounts payable balances has been included in the income statement in the caption other income.

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE F -- NOTES PAYABLE

The Company has the following notes payable at December 31:

                                                                      2000
                                                                    --------
Notes payable to shareholders, which are currently due
and in default.  Interest is at 12%.  The notes are unsecured       $355,807

Notes payable to shareholders, due in 2001.  Interest is
at 400%.  The notes are unsecured                                     50,000

Note payable to a company, which is currently due
and in default.  Interest is at 12%.  The note is unsecured          115,000
                                                                    --------

                                                                    $520,807
                                                                    ========

NOTE G -- CONVERTIBLE NOTES PAYABLE

As of December 31, 2000, the Company owes $193,200 in convertible notes payable to a trust. The notes have a stated interest rate of 12% and were due in 1998. Each $1,000 note is convertible into 667 shares of the Company's common stock.

NOTE H -- STOCK SUBSCRIPTION RECEIVABLE

The Company sold shares of its common stock to a private investor in exchange for a note receivable of $112,500 in 1994. This note was written off in 2000 due to management's evaluation of uncertainty of collection. The write-off has been included in general and administrative expenses.

NOTE I -- INCOME TAXES

The provision for income taxes for the years ended December 31, 2000 and 1999, is different than amounts which would be provided by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


                                                                      Cumulative
                                                                       Amounts
                                                                        Since
                                                                       November
                                      Years Ended December 31,        20, 1991
                                                                      (Date of
                                        2000           1999           Inception)
                                  -------------     -----------      -------------
         Federal income tax
         benefit at statutory
         rate                           $96,000        $350,000         $3,604,000
         Change in valuation
         Allowance                      (96,000)       (350,000)        (3,604,000)
                                  -------------     -----------      -------------
                                        $   --         $     --         $      --
                                  =============    ============      =============

The net timing differences for deferred income tax assets are as follows:

                                               2000              1999
                                           -----------       -----------
      Net operating loss carryforward      $ 2,562,000       $ 2,466,000
      Stock options                            823,000           823,000
      Accrued compensation                     321,000           321,000
      Valuation allowance                   (3,706,000)       (3,610,000)
                                           -----------       -----------

      Net deferred tax asset               $        --       $        --
                                           ===========       ===========

Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

The Company has available net operating losses of approximately $7,540,000 which can be utilized to offset future earnings of the Company. The Company also has available approximately $80,000 in research and development credits which expire in 2008. The utilization of the net operating losses and research and development credits are dependent upon the tax laws in effect at the time such losses can be utilized. The losses begin to expire between the years 2007 and 2020. Should the Company experience a change of ownership the utilization of net operating losses could be reduced.

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE J -- STOCK OPTIONS AND WARRANTS

The Company has an incentive stock option plan wherein 4,000,000 shares of the Company's common stock can be issued. In addition, the Company has granted 2,249,341 warrants which are outstanding at December 31, 2000. The Company has granted stock options and warrants to certain officers and shareholders of the Company to purchase shares of the Company's common stock. A schedule of the options and warrants is as follows:

                                                  Number of           Warrants and
                                                Warrants and          Option Price
                                                   Options              Per Share
                                                ------------        --------------
     Outstanding at January 1, 1999                9,437,559        $  .15 to 3.00
           Granted                                 1,880,900            .15 to .25
           Exercised                                (170,000)           .15 to .20
           Expired                                (2,996,118)          .15 to 3.00
           Forfeited                              (2,508,000)          .25 to 1.00
                                                ------------        --------------

     Outstanding at December 31, 1999              5,644,341        $  .15 to 3.00
           Granted                                   100,000                   .25
           Exercised                                    --                      --
           Expired                                  (865,000)          .25 to 3.00
           Forfeited                                (200,000)                 0.25
                                                ------------        --------------

     Outstanding at December 31, 2000              4,679,341        $  .25 to 1.00
                                               =============        ==============

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, which established financial accounting and reporting standards for stock-based compensation. This standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Corporation has opted for the latter approach. Had compensation expense for the Corporation's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of FAS No. 123, the Corporation's results of operations would have been reduced to the pro forma amounts indicated below:

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


                                                   December 31,
                                         --------------------------------
                                               2000              1999
                                         -------------     -------------
      Net loss -- as reported            $    (281,767)    $  (1,031,562)
      Net loss -- pro forma              $    (299,749)    $  (1,111,682)
      Loss per share -- as reported      $        (.01)    $        (.04)
      Loss per share -- pro forma        $        (.01)    $        (.04)

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                December 31,
                                         --------------------------
                                           2000            1999
                                         --------      ------------
      Expected dividend yield            $   --              $   --
      Expected stock price volatility       229%                121%
      Risk-free interest rate                 5%                  5%
      Expected life of options            1 year        1 to 3 years

The weighted average fair value of options granted during 2000 and 1999 are $.18 and $.08, respectively.

The following table summarized information about fixed stock options outstanding at December 31, 2000.

                         Options Outstanding                         Options Exercisable
-----------------------------------------------------------     ----------------------------
                                   Weighted
                                   Average
                                   Remaining       Weighted                         Weighted
    Range of                     Contractual       Average                          Average
    Exercise         Number         Life           Exercise        Number           Exercise
    Prices         Outstanding      (Years)         Price       Exercisable          Price
--------------------------------------------------------------------------------------------
   $.25 to 1.00     4,679,341         1.4          $   .46        4,679,341         $   .46


NOTE K -- RELATED PARTY TRANSACTIONS

At December 31, 2000, the Company had accounts payable to current and former officers and directors totaling $1,157,450 for services performed and costs incurred in behalf of the Company. The Company has notes payable to stockholders of the Company aggregating $405,807 at

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


December 31, 2000. Interest expense recorded on these notes was approximately $72,000 and $49,000 for 2000 and 1999, respectively.

NOTE L -- COMMITMENT REGARDING PEREGRINE STOCK

Peregrine Properties, LLC, a Utah limited liability company ("Peregrine"), has entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies will be funded through an escrow agent. As of December 31, 2000, the Company has deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. Peregrine has funded $120,000 to the escrow, of which $115,400 has been disbursed and recorded as research and development expense on the financial statements of the Company. The remaining $384,600 to be expended under the agreement has been recorded on the balance sheet in equity under the caption escrow receivable. As expenditures are made from the escrow for research and development, the expenses will be recorded on the books of the Company with a corresponding reduction in the escrow receivable. Upon completion of the studies, the escrow agent will disburse the 5.5 million shares to Peregrine and will disburse the research results to the Company.

NOTE M -- CONTINGENCIES REGARDING HARVEST JOINT VENTURE AGREEMENT

As of June 28, 2000, the Company, an outside investment group (Harvest Group, L.L.C ("Harvest")), and Hydromedics, Inc. ("Hydromedics"), a corporation formed by Harvest and two other investors, entered into a so-called JV Agreement (the "JV Agreement"). The JV Agreement contemplated that the Company would (1) assign to Hydromedics its rights to certain skin care products, (2) issue 13,000,000 shares of common stock to Harvest, and (3) seek to appoint two Harvest representatives to the Company's board of directors. In return, Hydromedics would (1) issue 2,000,000 of its shares to the Company, (2) assume certain obligations of the Company associated with the skin care products to be transferred, and (3) market the skin care products. As for Harvest's obligations, the JV Agreement contemplated that Harvest would (1) assign to the Company 20,000,000 of its previously-owned Hydromedics shares and (2) make available to the Company a $150,000 line of credit. Finally, the JV Agreement contemplated certain post-closing obligations including (1) Harvest making an additional investment in Hydromedics in exchange for 30,000,000 shares of Hydromedics stock, (2) Harvest assigning 20,000,000 of such shares to the Company, and (3) the Company issuing an additional 12,000,000 shares of its stock to Harvest. In total, the transactions contemplated by the JV Agreement would result in the Company owning approximately 40% of Hydromedics and Harvest owning 25,000,000 new shares of the Company's stock (which, if issued, would equal approximately 44% of the Company's total outstanding stock).

The JV Agreement provided that the transactions contemplated above were to have closed on June 28, 2000. However, no closing occurred on June 28, 2000 or since and the Company has taken the position that the transactions contemplated by the JV Agreement have not been

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


consummated. Harvest and Hydromedics recently and for the first time attempted to tender partial performance under the JV Agreement. The Company rejected that tender and has taken the position that the JV Agreement is no longer enforceable by any of the parties because no party timely or completely tendered performance.

On December 26, 2000, Harvest demanded arbitration of the dispute pursuant to terms of the JV Agreement. In its arbitration demand, Harvest is seeking specific performance of the JV Agreement or damages in excess of $1 million. The Company has retained legal counsel and is seeking advice concerning how to respond. If a court or arbitrator were to force the Company and the other parties to specifically perform the transactions contemplated by the JV Agreement, the Company's shareholders could suffer significant dilution because the actual sales by Hydromedics do not appear to be sufficient to yield the Company a return per share anywhere near equal to the recent trading price of the Company's stock. In addition, specific performance could result in significant changes to the Company's financial statements, especially if the JV Agreement were deemed to have been consummated during a period already reported. The financial statements do not include any adjustments or reserves to reflect the possible effects of such a result.

NOTE N - OTHER CONTINGENCIES

A former employee has notified the Company of his intent to collect back wages and fees he claims are owed to him under an employment agreement. Additionally, he seeks shares of stock he claims are owed to him as commission. The Company is investigating the propriety of the claim and has not responded to the demand. The Company is unable to estimate the amount, if any, of any claims that may result.

On March 22, 2001, the Company entered into an agreement with Marlin Toombs, a previous member of the Board of Directors. Mr. Toombs is to provide consulting services to the Company for the period March 22, 2001 through March 1, 2004. The costs associated with the services are:

    -   $5,200 within 30 days of signing the agreement

    -   $3,000 per month for the period April 1, 2001 through March 1, 2004

    - Issuance of 878,000 shares of restricted common stock within 30 days of signing

    - An option to purchase 200,000 of common stock at $.25 per share, expiring December 31, 2005

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective as of December 8, 2000, Tanner + Co. resigned as the Company's independent accountants. Neither Tanner + Co.'s report on the Company's financial statements for the year ended December 31, 1998, nor its report for the year ended December 31, 1999, contained an adverse opinion or a disclaimer of opinion, and neither report was qualified or modified as to uncertainty, audit scope or accounting principles, except that both reports were modified as to uncertainty regarding the ability of the company to continue as a going concern. The decision to change accountants was not recommended or approved by the Company's Board of Directors or a committee thereof. During the years ended December 31, 1998 and December 31, 1999, and the subsequent interim periods through December 8, 2000, there were no disagreements with Tanner + Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner + Co., would have caused Tanner + Co. to make reference to the subject matter of the disagreement in connection with its report. The Company requested that Tanner + Co. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the foregoing statements. A copy of this letter was filed with the Company's Current Report on Form 8-K/A on January 4, 2001, as Exhibit 16.

Effective as of December 20, 2000, the Company engaged Balukoff Lindstrom & Co. as its independent accountant.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is included in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2001 annual meeting of stockholders of the Company (the "Proxy Statement") and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item is included in the Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are furnished as exhibits to this Form 10-KSB. Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

NUMBER    EXHIBIT
  3.1     Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the
          fiscal year ended December 31, 1994, and incorporated herein by reference).

  3.2     Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company's
          Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

 10.1     JV Agreement dated as of June 28, 2000, among Medical Discoveries,
          Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced
          Sales Company, Inc.) (filed as Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).

 16.1 Letter from Tanner + Co. dated December 15, 2000 (filed as Exhibit 99 to the Company's Current Report on Form 8-K on December 15, 2000 and incorporated herein by reference).

 16.2 Letter from Tanner + Co. dated January 4, 2001 (filed as Exhibit 16 to the Company's Current Report on Form 8-K/A on January 4, 2001 and incorporated herein by reference).

 21       Subsidiaries of the Registrant.*

----------------------------
*  Filed herewith.


(b)  REPORTS ON FORM 8-K.

The Company filed a current report on Form 8-K with the Commission on December 15, 2000 (and amended on January 4, 2001) relating to the resignation of Tanner + Co. as the Company's independent accountant. The Company also filed a current report on Form 8-K with the Commission on December 21, 2000, relating to the engagement of Balukoff Lindstrom & Co. as the Company's new independent accountant.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDICAL DISCOVERIES, INC.



                                        /s/ Judy M. Robinett
                                        ----------------------------------------
                                        Judy M. Robinett
                                        Chief Executive Officer

                                        Date: March 29, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               POSITION                                 DATE
----                               --------                                 ----
/s/ Judy M. Robinett               Chief Executive Officer and Director     March 29, 2001
--------------------------------   (Principal Executive and Financial
Judy M. Robinett                   Officer)


/s/ David R. Walker                Chairman of the Board of Directors       March 29, 2001
--------------------------------
David R. Walker


                                   Director
--------------------------------
William J. Novick, Jr.  Ph.D.


                                   Director
--------------------------------
Alvin Zidell


/s/ Nilesh Desai                   Director                                 March 29, 2001
--------------------------------
Nilesh Desai, M.D.

                                INDEX TO EXHIBITS

NUMBER    EXHIBIT
  3.1     Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the
          fiscal year ended December 31, 1994, and incorporated herein by reference).

  3.2     Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company's
          Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

 10.1     JV Agreement dated as of June 28, 2000, among Medical Discoveries,
          Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced
          Sales Company, Inc.) (filed as Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).

 16.1 Letter from Tanner + Co. dated December 15, 2000 (filed as Exhibit 99 to the Company's Current Report on Form 8-K on December 15, 2000 and incorporated herein by reference).

 16.2 Letter from Tanner + Co. dated January 4, 2001 (filed as Exhibit 16 to the Company's Current Report on Form 8-K/A on January 4, 2001 and incorporated herein by reference).

 21       Subsidiaries of the Registrant.*

----------------------------
*  Filed herewith.