Form 10KSB40/A
period 2000-12-31
MEDICAL DISCOVERIES INC
filed 2001-04-30
CIK 748790

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to __________

                         Commission file number 0-12627

                            MEDICAL DISCOVERIES, INC.
                 ----------------------------------------------
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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year totaled $7,495.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of March 16, 2001, was $3,376,042.

As of March 16, 2001, the issuer had 32,075,421 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

This Report on Form 10-KSB/A adds Items 9 through 12 of Part III to the Annual Report on Form 10-KSB of Medical Discoveries, Inc. (the "Company") for the fiscal year ended December 31, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies the names, ages, and positions of all directors and executive officers of the Company as of April 27, 2001.

         Name                    Age       Positions
-----------------------------------------------------------------------------------------------
David R. Walker ...............  56        Chairman of the Board of Directors
Judy M. Robinett ..............  48        Director and Chief Executive Officer
William J. Novick, Jr., Ph.D...  69        Director, Vice President and Chief Technical Officer
Alvin Zidell ..................  72        Director
Nilesh Desai, M.D..............  51        Director

All current directors are serving until their successors are elected.

David R. Walker joined the Board of Directors on May 2, 1996, and was appointed Chairman of the Board on May 10, 1998. He is currently General Manager of Sunhaven Farms in Prosser, Washington, a position he has held for over twenty years.

Judy M. Robinett has served as the Company's Chief Executive Officer since November, 2000, and on February 9, 2001, was elected by the Directors to fill a vacancy on the Board. Since 1994, she has owned and operated an international consulting company focused on strategic planning, finance, marketing, and distribution for entrepreneurs and established companies.

William J. Novick, Jr., Ph.D. has served as the Company's Chief Technical Officer and a Director since July 28, 1997, and in 1998 was elected as a Vice President. During the past five years, he has consulted on various pharmaceutical projects and research for Pharmacia, Upjohn, Park-Davis, Cubest, MRL, Aventis, Pfizer, Forest Labs and RPR.

Alvin Zidell has been a Director of the Company since December 1, 1993. In the past five years, he has served as a Vice President of Zidell Properties, a building company, President of Siding for Less, a siding installation company, and the owner of an investment company, Alvin Zidell Investments.

Neal Desai, M.D., has served as a Director of the Company since January of 1999. Dr. Desai is a Diplomat of the American Board of Internal Medicine, and is the owner of Victory Olive Medical Group in Burbank, California, where he has practiced internal medicine since 1980.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from certain persons, the Company believes that during the year ended December 31, 2000, persons subject to Section 16(a) reporting requirements filed the required reports on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth certain summary information concerning compensation paid by the Company to its Chief Executive Officer (the "Named Executive Officer") for the years ended December 31, 2000, 1999, and 1998.

No other executive officer of the Company received a total annual salary and bonus in excess of $100,000 during the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                     FISCAL YEAR ENDED     SALARY
--------------------------------------------------------------------------------
Judy M. Robinett, Chief Executive Officer ....  12/31/00              $20,000
                                                12/31/99                --
                                                12/31/98                --


  STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND LONG-TERM INCENTIVE PLAN AWARDS

No options to purchase common stock of the Company were granted to the Named Executive Officer during 2000 and as of December 31, 2000, the Named Executive Officer did not hold any such options. The Company has never granted any freestanding stock appreciation rights and does not maintain any long-term incentive plans.

                            COMPENSATION OF DIRECTORS

The Company does not currently compensate directors for services provided as directors.

                              EMPLOYMENT CONTRACTS

Judy M. Robinett, the Company's CEO, is an at-will employee without an employment agreement. She is currently paid a salary of $180,000 per year. The Company provides no benefits to Ms. Robinett.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding persons known by the Company to beneficially own, as defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), more than 5% of the Company's common stock as of March 16, 2001, based solely on information regarding such ownership available to the Company in filings by such beneficial owners with the SEC on Schedules 13D and 13G. The following table also sets forth information regarding beneficial ownership of common stock as of March 16, 2001 by each of the directors and executive officers and by the directors and executive officers as a group. Except as set forth in the footnotes below, all such persons possess sole voting and investment power with respect to the shares listed.

---------------------------------------------------------------------------------------------------------
                                                    NUMBER OF SHARES AND    RIGHT TO ACQUIRE     PERCENT
                                                    NATURE OF BENEFICIAL    WITHIN 60 DAYS OF       OF
NAME OF BENEFICIAL OWNER                                OWNERSHIP(a)         MARCH 16, 2001      CLASS(b)
---------------------------------------------------------------------------------------------------------
CERTAIN BENEFICIAL OWNERS:
    None (c)

DIRECTORS AND OFFICERS:
   David R. Walker ............................        241,539                  150,000            *
   Judy M. Robinett ...........................           --                         --            --
   William J. Novick, Jr., Ph.D ...............        450,000(d)               443,000           1.4
   Alvin Zidell ...............................        567,500                  485,000           1.8
   Nilesh Desai, M.D ..........................        405,415                  208,334           1.3

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP
(5 PERSONS) ...................................      1,664,454                1,286,334           5.2

---------------
*    Less than 1%

(a) Amounts in Column 2 include shares listed in Column 3. For purposes of this table, shares are considered to be beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire the beneficial ownership of the shares within 60 days of March 16, 2001. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

(b) The percentages shown are calculated based upon the shares indicated in Column 2.

(c) As discussed in Items 1 and 7 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, the Company has issued a certificate for 5,500,000 shares to Peregrine Properties LLC ("Peregrine") pursuant to a research funding arrangement being funded through escrow. Until Peregrine satisfies its funding obligations, Peregrine will not have beneficial ownership of those shares. However, those shares are deemed issued and outstanding for purposes of the percentage ownership calculations in this table. The 5,500,000 shares represent 17.1% of the total issued and outstanding shares of common stock of the Company as of March 16, 2001.

(d) Excludes 56,000 shares of common stock of the Company that the Company has agreed to issue in satisfaction of a loan by Dr. Novick to the Company but which shares are not yet issued.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MEDICAL DISCOVERIES, INC.


                                         /s/ Judy M. Robinett
                                         ---------------------------------------
                                         Judy M. Robinett
                                         Chief Executive Officer

                                         Date:  April 30, 2001