Form 10QSB
period 2001-03-31
MEDICAL DISCOVERIES INC
filed 2001-05-14
CIK 748790

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ___________ to __________

                         Commission file number 0-12627

                            MEDICAL DISCOVERIES, INC.
                            -------------------------
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

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2001, there were 32,533,421 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are filed with this report:

      Condensed Consolidated Balance Sheet as of March 31, 2001, (unaudited) and December 31, 2000

      Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2001 (unaudited) and March 31, 2000 (unaudited) and cumulative amounts since inception through March 31, 2001 (unaudited)

      Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2001 (unaudited) and March 31, 2000 (unaudited) and cumulative amounts since inception through March 31, 2001 (unaudited)

      Notes to Unaudited Financial Statements

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
             As of March 31, 2000 (Unaudited) and December 31, 2000

                                                                                March 31, 2001    December 31, 2000
                                                                                --------------    -----------------
Current assets
     Cash                                                                        $     36,144       $     19,781
                                                                                 ------------       ------------

                                                   Total current assets                36,144             19,781

Equipment, at cost, net of accumulated depreciation                                     3,285              4,614
                                                                                 ------------       ------------

                                                                                 $     39,429       $     24,395
                                                                                 ============       ============

Current liabilities
     Accounts payable                                                            $  1,505,078       $  1,509,679
     Accrued interest                                                                 236,901            192,716
     Current portion of notes payable                                                 625,807            520,807
     Convertible notes payable                                                        193,200            193,200
                                                                                 ------------       ------------

                                              Total current liabilities             2,560,986          2,416,402

Stockholders' deficit
     Escrow receivable                                                               (384,600)          (384,600)
     Common stock, no par value, authorized 100,000,000 shares;
       32,075,421 shares issued and outstanding at March 31, 2001 and
       December 31, 2000                                                           10,413,837         10,413,837
     Accumulated deficit                                                          (12,550,794)       (12,421,244)
                                                                                 ------------       ------------

                                            Total stockholders' deficit            (2,521,557)        (2,392,007)
                                                                                 ------------       ------------

                                                                                 $     39,429       $     24,395
                                                                                 ============       ============

                                              See accompanying notes

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Periods Ended March 31, 2001 and March 31, 2000,
                             and Cumulative Amounts
                                  (Unaudited)

                                                                                                      Cumulative
                                                                For the Three Months                 Amounts Since
                                                                  Ended March 31,                    November 20,
                                                          ---------------------------------         1991 (Date of
                                                              2001                 2000               Inception)
                                                          ------------         ------------          ------------
Revenues                                                  $         --         $      7,620         $    134,104

Cost of goods sold                                                  --                2,511               10,526
                                                          ------------         ------------         ------------

                                    Gross profit                    --                5,109              123,578

Research and development expenses                                   --                   --            2,389,441
Inventory writedown                                                 --                   --               96,859
Impairment loss                                                     --                   --                9,709
License                                                             --                   --            1,001,500
General and administrative expenses                             85,365               49,559            8,200,718
                                                          ------------         ------------         ------------

                                  Operating loss               (85,365)             (44,450)         (11,574,649)

Other income (expense)
    Interest income                                                 --                   --               23,406
    Other income                                                    --                   --              268,926
    Interest expense                                           (44,185)             (14,632)            (315,940)
                                                          ------------         ------------         ------------
                                                               (44,185)             (14,632)             (23,608)

                    Loss before income taxes and
                              extraordinary item              (129,550)             (59,082)         (11,598,257)

                                    Income taxes                    --                   --                   --

      Forgiveness of debt net of $0 income taxes                    --                   --            1,235,536
                                                          ------------         ------------         ------------

              Net loss available to shareholders          $   (129,550)        $    (59,082)        $(10,362,721)
                                                          ============         ============         ============

Net loss per share
    Continuing operations                                 $      (0.00)        $      (0.00)        $      (0.56)
    Extraordinary item                                              --                   --                 0.06
                                                          ------------         ------------         ------------
                              Net loss per share          $      (0.00)        $      (0.00)        $      (0.50)
                                                          ============         ============         ============

Weighted average shares outstanding                         32,075,421           26,656,959           20,619,768

                                              See accompanying notes

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Periods Ended March 31, 2001 and March 31, 2000,
                             and Cumulative Amounts
                                  (Unaudited)


                                                                                                     Cumulative
                                                                   For the Three Months             Amounts Since
                                                                     Ended March 31,                November 20,
                                                              -------------------------------       1991 (Date of
                                                                  2001               2000            Inception)
                                                              ------------       ------------       -------------
Cash flows from operating activities
   Net loss                                                   $   (129,550)      $    (59,082)      $(11,151,217)
   Adjustments to reconcile net loss to net
   cash used by operating activities
       Common stock issued for research costs                           --                 --            115,400
       Common stock options issued for services                         --                 --          2,556,890
       Common stock issued for services, expenses,
           and litigation                                               --                 --          3,559,986
       Reduction of legal costs                                         --                 --           (130,000)
       Depreciation                                                  1,329              2,771             96,986
       Write-off of subscription receivables                            --                 --            112,500
       Impairment loss on assets                                        --                 --              9,709
       Loss on disposal of equipment                                    --                 --             30,364
       Gain on debt restructuring                                       --                 --         (1,235,536)
       Write-off of receivables                                         --                 --            193,965
       Changes in assets and liabilities
           Accounts receivable                                          --                 --             (7,529)
           Inventory                                                    --              2,511                 --
           Prepaid expenses                                             --                 --                 --
           Other assets                                                 --                900                 --
           Accounts payable                                         (4,601)             8,811          1,349,169
           Accrued expenses                                         44,185             14,500            258,382
                                                              ------------       ------------       ------------

                   Net cash used by operating activities           (88,637)           (29,589)        (4,240,931)

Cash flows from investing activities
   Purchase of equipment                                                --                 --           (132,184)
   Payments received on note receivable                                 --                 --            130,000
                                                              ------------       ------------       ------------

                   Net cash used by investing activities                --                 --             (2,184)

Cash flows from financing activities
   Contributed equity                                                   --                 --            131,374
   Issuance of common stock                                             --                 --          3,255,359
   Payments on notes payable                                       (25,000)                --           (122,287)
   Proceeds from notes payable                                     130,000             20,000            796,613
   Payments on convertible notes payable                                --                 --            (98,500)
   Proceeds from convertible notes payable                              --                 --            316,700
                                                              ------------       ------------       ------------

               Net cash provided by financing activities           105,000             20,000          4,279,259
                                                              ------------       ------------       ------------

                         Net increase (decrease) in cash            16,363             (9,589)            36,144

Cash, beginning of period                                           19,781             10,152                 --
                                                              ------------       ------------       ------------

                                     Cash, end of period      $     36,144       $        563       $     36,144
                                                              ============       ============       ============

                                              See accompanying notes

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1. UNAUDITED INTERIM FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

Certain reclassifications and other corrections for rounding have been made in prior period financial statements to conform to the current period presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

NOTE 3. CONTINGENCIES REGARDING HARVEST JV AGREEMENT.

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

The JV Agreement provided that the transactions contemplated above were to have closed on June 28, 2000. However, no closing occurred on June 28, 2000 or since and the Company has taken the position that the transactions contemplated by the JV Agreement have not been consummated. Months later, Harvest and Hydromedics attempted to tender partial performance under the JV Agreement. The Company rejected that tender and has taken the position that the JV Agreement is no longer enforceable by any of the parties because no party timely or completely tendered performance.

On December 26, 2000, Harvest demanded arbitration of the dispute pursuant to terms of the JV Agreement. In its arbitration demand, Harvest is seeking specific performance of the JV Agreement or damages in excess of $1 million. All parties have agreed to attempt to mediate this dispute prior to proceeding to arbitration. The Company expects that mediation to occur in June, 2001. If a court or arbitrator were to force the Company and the other parties to specifically perform the transactions contemplated by the JV Agreement, the Company's shareholders could suffer significant dilution because the value of the consideration the Company will receive under the JV Agreement could be substantially less than the current market value of the stock to be issued to Harvest. In addition, specific performance could result in significant changes to the Company's financial statements, especially if the JV Agreement were deemed to have been consummated during a period already reported. The financial statements do not include any adjustments or reserves to reflect the possible effects of such a result.

NOTE 4. COMMITMENT REGARDING PEREGRINE STOCK.

Peregrine Properties, LLC, a Utah limited liability company ("Peregrine"), has entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies will be funded through an escrow agent. As of March 31, 2001, the Company has deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. As of March 31, 2001, Peregrine had funded $120,000 to the escrow, of which $115,400 had been disbursed and recorded as research and development expense on the financial statements of the Company. The remaining $384,600 to be expended under the agreement has been recorded on the balance sheet in equity under the caption "escrow receivable." As expenditures are made from the escrow for research and development, the expenses will be recorded on the books of the Company with a corresponding reduction in the escrow receivable. Upon completion of the studies, the escrow agent will disburse the 5.5 million shares to Peregrine and will disburse the research results to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources, and results of operations. This analysis should be read in conjunction with the financial statements and notes thereto at pages 2 through 7 and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (the "2000 10-KSB").

This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's plans, objectives, goals, strategies and financial performance. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

                                    OVERVIEW

Medical Discoveries, Inc. (the "Company" or "MDI") has developed a product (hereafter "MDI-P") that appears to have the ability to destroy certain viruses, bacteria and fungi. MDI-P may possibly be used as a sterilizing agent for medical and dental instruments. MDI-P may also potentially be used to remove or inactivate infectious agents in human and animal blood-derived products, such as plasma and gamma globulin.

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

                              RESULTS OF OPERATIONS

REVENUES AND GROSS PROFIT. The Company did not book any revenues for the quarter ended March 31, 2001. The Company does not anticipate booking significant revenues in the near future as it continues to focus on getting products to market. By comparison, in the same period of 2000, the Company booked revenues of $7,620 from isolated sales of the Company's skin care products, the result of which was a gross profit for that period of $5,109.

OPERATING EXPENSES AND OPERATING LOSS. The Company did not spend any funds on research and development during the quarter ended March 31, 2001, nor during the quarter ended March 31, 2000. The lack of spending on research and development reflects a lack of funding. The Company's general and administrative expenses increased in the first quarter of 2001 to $85,365, as compared with $49,559 during the quarter ended March 31, 2000. This increase was due primarily to higher travel, salary, accounting and legal expenses as the Company strengthens its management infrastructure and progresses toward commercialization of key products. As a result of the foregoing, the Company sustained an operating loss of $85,365 for the quarter ended March 31, 2001, as compared with an operating loss of $44,450 for the same period of 2000.

OTHER INCOME/EXPENSE AND NET LOSS. The Company incurred interest expenses of $44,185 for the quarter ended March 31, 2001, as compared with $14,632 in such expenses for the same period of 2000. The increase in interest expense reflects the Company's need to operate on short-term, high-interest borrowings while it continues to seek significant equity investment. In sum, the Company's net loss for the first quarter of 2001 was $129,550, or a loss of less than $0.01 per fully diluted share. For the quarter ended March 31, 2000, the Company sustained a net loss of $59,082, also a loss of less than $0.01 per fully diluted share.

FUTURE EXPECTATIONS. Management expects the Company will operate at a loss for several more years while it continues to study, gain regulatory approval of and commercialize its technologies. If the Company is successful in raising additional capital, the Company will likely spend more during the remainder of 2001 in research and development and general and administrative expenses, and thereby sustain greater resulting losses, than it has in recent years.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our lack of significant operating revenue to date, our need for substantial and immediate additional capital, the fact that we may dilute existing shareholders through additional stock issuances, the extensive governmental regulation to which we are subject, the fact that our technologies remain unproven, the intense competition we face from other companies and other products, and our reliance upon potentially inadequate intellectual property. Those risks and certain other uncertainties are discussed in more detail in the 2000 10-KSB. There may also be other factors, including those discussed elsewhere in this report, that may cause the Company's actual results to differ from the forward-looking statements. Any forward-looking statements made by or on behalf of the Company should be considered in light of these factors.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to ongoing litigation with Harvest Group, L.L.C. concerning a so-called "JV Agreement" dated as of June 28, 2000. No material developments have occurred in that litigation since the Company filed its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed with this report:

None.

(b) On January 4, 2001, the Company filed a report on Form 8-K concerning changes in the Company's accountant.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDICAL DISCOVERIES, INC.

                                          /S/  JUDY M. ROBINETT
                                          -------------------------------------
                                          Judy M. Robinett
                                          Chief Executive Officer



Date:  May 14, 2001