Form 10QSB
period 2001-06-30
MEDICAL DISCOVERIES INC
filed 2001-08-14
CIK 748790

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to __________


                         Commission file number 0-12627

                            MEDICAL DISCOVERIES, INC.
        -----------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2001, there were 32,768,917 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                               ---      ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are filed with this report:

         Condensed Consolidated Balance Sheet as of June 30, 2001, (unaudited) and December 31, 2000

         Condensed Consolidated Statements of Operations for the three-month periods ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited) and cumulative amounts since inception through June 30, 2001 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited) and cumulative amounts since inception through June 30, 2001 (unaudited)

         Notes to Unaudited Financial Statements

                        MEDICAL DISCOVERIES, INC.
                       (A DEVEOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED BALANCE SHEET
          As of June 30, 2001 (Unaudited) and December 31, 2000



                                                       June 30, 2001     December 31, 2000
                                                       -------------     -----------------
Current assets
  Cash                                                  $     14,582        $     19,781
                                                        ------------        ------------
    Total current assets                                      14,582              19,781

Equipment, at cost, net of accumulated depreciation            1,956               4,614
                                                        ------------        ------------
    Total assets                                        $     16,538        $     24,395
                                                        ============        ============

Current liabilities
  Accounts payable                                      $  1,530,230        $  1,509,679
  Accrued interest                                           282,640             192,716
  Current portion of notes payable                         1,051,717             520,807
  Convertible notes payable                                  193,200             193,200
                                                        ------------        ------------

    Total current liabilities                              3,057,787           2,416,402

Stockholders' deficit
  Escrow receivable                                         (252,300)           (384,600)
  Common stock, no par value, authorized
   100,000,000 shares; 32,768,917 and 32,075,421
   shares issued and outstanding at June 30, 2001
   and December 31, 2000, respectively                    10,497,047          10,413,837
  Accumulated deficit                                    (13,285,996)        (12,421,244)
                                                        ------------        ------------

    Total stockholders' deficit                           (3,041,249)         (2,392,007)
                                                        ------------        ------------
                                                        $     16,538        $     24,395
                                                        ============        ============

                           MEDICAL DISCOVERIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         As of June 30, 2001 (Unaudited) and June 30, 2000 (Unaudited),
                       and Cumulative Amounts (Unaudited)



                                                      For the Three Months               For the Six Months                Since
                                                       Ended June 30,                       Ended June 30,              November 20,
                                               ------------------------------      ------------------------------      1991 (Date of
                                                   2001              2000             2001              2000             Inception)
                                               ------------      ------------      ------------      ------------      ------------
Revenues                                       $         --      $         --      $         --      $      7,620      $    134,104
Cost of goods sold                                       --                --                --             2,511            10,526
                                               ------------      ------------      ------------      ------------      ------------
    Gross profit                                         --                --                --             5,109           123,578

Research and development expenses                   132,300                --           132,300                --         2,521,741
Inventory writedown                                      --                --                --                --            96,859
Impairment loss                                          --                --                --                --             9,709
License                                                  --                --                --                --         1,001,500
General and administrative expenses                 557,163            43,132           642,528            92,691         8,757,881
                                               ------------      ------------      ------------      ------------      ------------
    Operating loss                                 (689,463)          (43,132)         (774,828)          (87,582)      (12,264,112)

Other income (expense)
  Interest income                                        --                --                --                --            23,406
  Other income                                           --                --                --                --           268,926
  Interest expense                                  (45,739)          (15,265)          (89,924)          (29,897)         (361,679)
                                               ------------      ------------      ------------      ------------      ------------
                                                    (45,739)          (15,265)          (89,924)          (29,897)          (69,347)

    Loss before income taxes and
     extraordinary item                            (735,202)          (58,397)         (864,752)         (117,479)      (12,333,459)

    Income taxes                                         --                --                --                --                --

    Forgiveness of debt net of $0 income
     taxes                                               --                --                --                --         1,235,536
                                               ------------      ------------      ------------      ------------      ------------
    Net loss available to shareholders         $   (735,202)     $    (58,397)     $   (864,752)     $   (117,479)     $(11,097,923)
                                               ============      ============      ============      ============      ============

Net loss per share
  Continuing operations                        $       0.02      $      (0.00)     $       0.03      $      (0.00)     $      (0.57)
  Extraordinary item                                     --                --                --                --              0.06
                                               ------------      ------------      ------------      ------------      ------------
    Net loss per share                         $       0.02      $      (0.00)     $       0.03      $      (0.00)     $      (0.52)
                                               ============      ============      ============      ============      ============

Weighted average shares outstanding              32,570,684        26,657,000        32,325,804        26,657,000        21,486,875

                            MEDICAL DISCOVERIES, INC.
                          (A DEVEOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENT
         As of June 30, 2001 (Unaudited) and June 30, 2000 (Unaudited),
                       and Cumulative Amounts (Unaudited)


                                                                                                Cumulative
                                                                                                  Amounts
                                                                 For the Six Months                Since
                                                                    Ended June 30,              November 20,
                                                            ------------------------------     1991 (Date of
                                                                2001              2000           Inception)
                                                            ------------      ------------      ------------
Cash flows from operating activities
      Net loss                                              $   (864,752)     $    (58,397)     $(11,886,419)
      Adjustments to reconcile net loss to net
      cash used by operating activities
          Common stock issued for research costs                      --                --           115,400
          Common stock options issued for services                    --                --         2,556,890
          Common stock issued for services, expenses,
              and litigation                                      64,120                --         3,624,106
          Reduction of stock subscriptions receivable
              from research and development                      132,300                --           132,300
          Reduction of legal costs                                    --                --          (130,000)
          Notes payable issued for mediation                     385,000                --           385,000
          Depreciation                                             2,658             2,771            98,315
          Write-off of subscription receivables                       --                --           112,500
          Impairment loss on assets                                   --                --             9,709
          Loss on disposal of equipment                               --                --            30,364
          Gain on debt restructuring                                  --                --        (1,235,536)
          Write-off of receivables                                    --                --           193,965
          Changes in assets and liabilities
              Accounts receivable                                     --                --            (7,529)
              Inventory                                               --             2,511                --
              Other assets                                            --               900                --
              Accounts payable                                    20,551             8,811         1,374,321
              Accrued expenses                                    89,924            14,500           304,121
                                                            ------------      ------------      ------------

              Net cash used by operating activities             (170,199)          (28,904)       (4,322,493)

Cash flows from investing activities
      Purchase of equipment                                           --                --          (132,184)
      Payments received on note receivable                            --                --           130,000
                                                            ------------      ------------      ------------

              Net cash used by investing activities                   --                --            (2,184)

Cash flows from financing activities
      Contributed equity                                              --                --           131,374
      Issuance of common stock                                        --                --         3,255,359
      Payments on notes payable                                  (35,000)               --          (132,287)
      Proceeds from notes payable                                200,000            20,000           866,613
      Payments on convertible notes payable                           --                --           (98,500)
      Proceeds from convertible notes payable                         --                --           316,700
                                                            ------------      ------------      ------------

              Net cash provided by financing activities          165,000            20,000         4,339,259
                                                            ------------      ------------      ------------

              Net increase (decrease) in cash                     (5,199)           (8,904)           14,582

Cash, beginning of period                                         19,781            10,152                --
                                                            ------------      ------------      ------------
Cash, end of period                                         $     14,582      $      1,248      $     14,582
                                                            ============      ============      ============

Supplemental disclosures of cash flow information
      Noncash investing and financiang activities
          Conversion of notes payable to common stock       $     19,090

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

On December 26, 2000, Harvest demanded arbitration of the dispute pursuant to terms of the JV Agreement. In its arbitration demand, Harvest sought specific performance of the JV Agreement or damages in excess of $1 million.

On August 10, 2001, the Company and Harvest reached a tentative, mediated settlement. The tentative settlement, which has not yet been documented, provides, among other terms, for the Company to deliver to Harvest a non-interest bearing, convertible promissory note in the principal sum of $500,000 due in approximately nine months.

Under the tentative agreement, the note and other terms will be in full satisfaction of all current amounts owing on loans from Harvest and all of Harvest's other claims against the Company. Once a definitive agreement has been reached, more specific details will be disclosed. In the meantime, the Company has accrued the $500,000 as a payable as of June 30, 2001 in lieu of the $115,000 in notes payable that would otherwise have been accrued.

If for whatever reason the tentative settlement falls through and a court or arbitrator were to force the Company and the other parties to specifically perform the transactions contemplated by the JV Agreement, the Company's shareholders could suffer significant dilution because the value of the consideration the Company will receive under the JV Agreement could be substantially less than the current market value of the stock to be issued to Harvest. In addition, specific performance could result in significant changes to the Company's financial statements, especially if the JV Agreement were deemed to have been consummated during a period already reported. The financial statements do not include any adjustments or reserves to reflect the possible effects of such a result.

NOTE 4. COMMITMENT REGARDING PEREGRINE STOCK.

Peregrine Properties, LLC, a Utah limited liability company ("Peregrine"), has entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies will be funded through an escrow agent. As of June 30, 2001, the Company has deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. As of June 30, 2001, Peregrine had funded $250,800 to the escrow, of which $247,700 had been disbursed and recorded as research and development expense on the financial statements of the Company. Of this amount, $132,300 has been disbursed and recorded as research and development expense in the six months ended June 30, 2001. The remaining $252,300 to be expended under the agreement has been recorded on the balance sheet in equity under the caption "escrow receivable." As expenditures are made from the escrow for research and development, the expenses will be recorded on the books of the Company with a corresponding reduction in the escrow receivable. Upon completion of the studies, the escrow agent will disburse the 5.5 million shares to Peregrine and will disburse the research results to the Company.

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

                                  RECENT EVENTS

On August 10, 2001, the Company and Harvest Group, L.L.C. ("Harvest") reached a tentative, mediated settlement in the case initiated by Harvest last December concerning the parties' failed joint venture. The tentative settlement, which has not yet been documented, provides, among other terms, for the Company to deliver to Harvest a non-interest bearing, convertible promissory note in the principal sum of $500,000 due in approximately nine months. Under the tentative agreement, the note and other terms will be in full satisfaction of all current amounts owing on loans from Harvest and all of Harvest's other claims against the Company. Once a definitive agreement has been reached, more specific details will be disclosed. In the meantime, the Company has accrued the $500,000 as a payable as of June 30, 2001 in lieu of the $115,000 in notes payable that would otherwise have been accrued.

                              RESULTS OF OPERATIONS

REVENUES AND GROSS PROFIT. The Company did not book any revenues for the six months ended June 30, 2001, and booked only $7,620 in revenues for the six months ended June 30, 2000. The Company does not anticipate booking significant revenues in the near future as it continues to focus on getting products to market.

OPERATING EXPENSES AND OPERATING LOSS. The Company spent $132,300 on research and development during the six months ended June 30, 2001. By comparison, it did not spend any funds during the six months ended June 30, 2000. The increase was due to the toxicity studies the Company is completing. The Company's general and administrative expenses increased in the first half of 2001 to $642,528, as compared with $92,691 during the six months ended June 30, 2000. This increase was due primarily to higher travel, salary, accounting and legal expenses as the Company strengthens its management infrastructure and progresses toward commercialization of key products and the accrual of an additional $385,000 as a result of the tentative settlement with Harvest. As a result of the foregoing, the Company sustained an operating loss of $774,828 for the six months ended June 30, 2001, as compared with an operating loss of $87,582 for the same period of 2000.

OTHER INCOME/EXPENSE AND NET LOSS. The Company incurred interest expenses of $89,924 for the six months ended June 30, 2001, as compared with $29,897 in such expenses for the same period of 2000. The increase in interest expense reflects the Company's need to operate on short-term, high-interest borrowings while it continues to seek significant equity investment. In sum, the Company's net loss for the first half of 2001 was $864,752, or a loss of $0.03 per fully diluted share. For the six months ended June 30, 2000, the Company sustained a net loss of $117,479, a loss of less than $0.01 per fully diluted share.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The Company will require significant additional funding to continue to develop, research and seek regulatory approval of its technologies. In addition, the Company cannot survive, even in the near term, without immediate additional funding for operations. The Company does not currently generate any cash from operations and has no credit facilities in place or available. Currently, the Company is funding operations through short-term loans from shareholders and others. The Company is currently funding its research activities with funds from Peregrine Properties, LLC.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to ongoing litigation with Harvest Group, L.L.C. concerning a so-called "JV Agreement" dated as of June 28, 2000. As disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events" above, the parties reached a tentative settlement of this matter on August 10, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:

None.

(b) Reports on 8-K.

None

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

Date: August 14, 2001