Form 10QSB
period 2001-09-30
MEDICAL DISCOVERIES INC
filed 2001-11-14
CIK 748790

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2001

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

Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 01, 2001, there were 33,946,917 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are filed with this report:

        Condensed Consolidated Balance Sheet as of September 30, 2001, (unaudited) and December 31, 2000

        Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited) and cumulative amounts since inception through September 30, 2001 (unaudited)

        Condensed Consolidated Statements of Cash Flows for the three-month and nine-month periods ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited) and cumulative amounts since inception through September 30, 2001 (unaudited)

        Notes to Unaudited Financial Statements

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED CONSOLIDATED BALANCE SHEET
                             As of September 30, 2001
                        (Unaudited) and December 31, 2000


                                                                       September 30, 2001       December 31, 2000
                                                                       ------------------       -----------------
Current assets

    Cash                                                                   $      6,139           $     19,781
    Current portion of deferred charges                                          40,968                     --
                                                                           ------------           ------------

                                         Total current assets                    47,107                 19,781

Equipment, at cost, net of accumulated depreciation                               1,307                  4,614
Deferred charges less current portion                                            61,465                     --
                                                                           ------------           ------------

                                                 Total assets              $    109,879           $     24,395
                                                                           ============           ============

Current liabilities

    Accounts payable                                                       $  1,541,477           $  1,509,679
    Accrued interest                                                            281,720                192,716
    Current portion of notes payable                                            551,717                520,807
    Convertible notes payable                                                   693,200                193,200
                                                                           ------------           ------------

                                    Total current liabilities                 3,068,114              2,416,402

Stockholders' deficit

    Escrow receivable                                                          (252,300)              (384,600)
    Common stock, no par value, authorized
      100,000,000 shares; 33,946,917 and 32,075,421
      shares issued and outstanding at September 30, 2001
      and December 31, 2000, respectively                                    10,756,526             10,413,837
    Accumulated deficit                                                     (13,462,461)           (12,421,244)
                                                                           ------------           ------------

                                  Total stockholders' deficit                (2,958,235)            (2,392,007)
                                                                           ------------           ------------

                                                                           $    109,879           $     24,395
                                                                           ============           ============



                * See notes to consolidated financial statements

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    As of September 30, 2001 (Unaudited) and September 30, 2000 (Unaudited),
                             and Cumulative Amounts
                                   (Unaudited)


                                                      For the Three Months             For the Nine Months           Since
                                                       Ended September 30,             Ended September 30,        November 20,
                                                  ----------------------------    ----------------------------    1991 (Date of
                                                      2001            2000            2001            2000         Inception)
                                                  ------------    ------------    ------------    ------------    ------------
Revenues                                          $         --    $         --    $         --    $      7,620    $    134,104

Cost of goods sold                                          --              --              --           2,511          10,526
                                                  ------------    ------------    ------------    ------------    ------------

     Gross profit                                           --              --              --           5,109         123,578

Research and development expenses                           --              --         132,300             244       2,521,741
Inventory writedown                                         --          96,859              --          96,859          96,859
Impairment loss                                             --           9,709              --           9,709           9,709
License                                                     --              --              --              --       1,001,500
General and administrative expenses                    115,826          27,188         758,354         119,635       8,873,707
                                                  ------------    ------------    ------------    ------------    ------------

     Operating loss                                   (115,826)       (133,756)       (890,654)       (221,338)    (12,379,938)

Other income (expense)
     Interest income                                        --              --              --              --          23,406
     Other income                                           --              --              --              --         268,926
     Interest expense                                  (60,639)        (25,987)       (150,563)        (55,884)       (422,318)
                                                  ------------    ------------    ------------    ------------    ------------
                                                       (60,639)        (25,987)       (150,563)        (55,884)       (129,986)

     Loss before income taxes and
        extraordinary item                            (176,465)       (159,743)     (1,041,217)       (277,222)    (12,509,924)

     Income taxes                                           --              --              --              --              --

     Forgiveness of debt net of $0 income taxes             --              --              --              --       1,235,536
                                                  ------------    ------------    ------------    ------------    ------------

     Net loss available to shareholders           $   (176,465)   $   (159,743)   $ (1,041,217)   $   (277,222)   $(11,274,388)
                                                  ============    ============    ============    ============    ============

Net loss per share
     Continuing operations                        $      (0.01)   $      (0.01)   $      (0.03)   $      (0.01)   $      (0.59)
     Extraordinary item                                     --              --              --              --            0.06
                                                  ------------    ------------    ------------    ------------    ------------
             Net loss per share                   $      (0.01)   $      (0.01)   $      (0.03)   $      (0.01)   $      (0.53)
                                                  ============    ============    ============    ============    ============

Weighted average shares outstanding                 33,616,830      26,656,959      32,587,327      26,656,959      21,240,626


                * See notes to consolidated financial statements

                            MEDICAL DISCOVERIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENT
          As of September 30, 2001 (Unaudited) and September 30, 2000
                (Unaudited), and Cumulative Amounts (Unaudited)


                                                                                                                Cumulative
                                                                                                                  Amounts
                                                                        For the Nine Months                        Since
                                                                        Ended September 30,                     November 20,
                                                                 -----------------------------------           1991 (Date of
                                                                     2001                  2000                  Inception)
                                                                 ------------           ------------           -------------
Cash flows from operating activities
     Net loss                                                    $ (1,041,217)          $   (277,222)          $(12,062,884)
     Adjustments to reconcile net loss to net
     cash used by operating activities
         Common stock issued for research costs                            --                     --                115,400
         Common stock options issued for services                          --                     --              2,556,890
         Common stock issued for services, expenses,
              and litigation                                          323,599                     --              3,883,585
         Reduction of escrow receivable from
              research and development                                132,300                     --                132,300
         Reduction of legal costs                                          --                     --               (130,000)
         Notes payable issued for litigation                          385,000                     --                385,000
         Depreciation                                                   3,307                 13,541                 98,964
         Write-off of subscription receivables                             --                     --                112,500
         Impairment loss on assets                                         --                  9,709                  9,709
         Loss on disposal of equipment                                     --                     --                 30,364
         Gain on debt restructuring                                        --                     --             (1,235,536)
         Write-off of receivables                                          --                     --                193,965
         Changes in assets and liabilities
              Prepaid expenses                                       (102,433)                    --               (102,433)
              Accounts receivable                                          --                     --                 (7,529)
              Prepaid expenses                                             --                     --                     --
              Other assets                                                 --                    900                     --
              Accounts payable                                         31,798                  6,873              1,385,568
              Accrued expenses                                         89,004                 55,884                303,201
                                                                 ------------           ------------           ------------
                 Net cash used by operating activities               (178,642)               (90,945)            (4,330,936)

Cash flows from investing activities
     Purchase of equipment                                                 --                     --               (132,184)
                                                                 ------------           ------------           ------------
     Payments received on note receivable                                  --                     --                130,000

                 Net cash used by investing activities                     --                     --                 (2,184)

Cash flows from financing activities
     Contributed equity                                                    --                     --                131,374
     Issuance of common stock                                              --                     --              3,255,359
     Payments on notes payable                                        (85,000)                    --               (182,287)
     Proceeds from notes payable                                      250,000                 83,000                916,613
     Payments on convertible notes payable                                 --                     --                (98,500)
     Proceeds from convertible notes payable                               --                     --                316,700
                                                                 ------------           ------------           ------------

              Net cash provided by financing activities               165,000                 83,000              4,339,259
                                                                 ------------           ------------           ------------

              Net increase (decrease) in cash                         (13,642)                (7,945)                 6,139

Cash, beginning of period                                              19,781                 10,152                     --
                                                                 ------------           ------------           ------------

              Cash, end of period                                       6,139                  2,207                  6,139
                                                                 ============           ============           ============

Supplemental disclosures of cash flow information
     Noncash investing and financing activities
         Conversion of notes payable to common stock                   19,090


                * See notes to consolidated financial statements

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

NOTE 3. COMMITMENT REGARDING PEREGRINE STOCK.

Peregrine Properties, LLC, a Utah limited liability company ("Peregrine"), has entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies will be funded through an escrow agent. As of September 30, 2001, the Company has deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. As of September 30, 2001, Peregrine had funded $250,800 to the escrow, of which $247,700 had been disbursed and recorded as research and development expense on the financial statements of the Company. Of this amount, $132,300 has been disbursed and recorded as research and development expense in the nine months ended September 30, 2001. The remaining $252,300 to be expended under the agreement has been recorded on the balance sheet in equity under the caption "escrow receivable." As expenditures are made from the escrow for research and development, the expenses will be recorded on the books of the Company with a corresponding reduction in the escrow receivable. Upon completion of the studies, the escrow agent will disburse the 5.5 million shares to Peregrine and will disburse the research results to the Company.

NOTE 4. CONTINGENCIES REGARDING HARVEST JV AGREEMENT.

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

On August 10, 2001, the Company and Harvest reached a tentative, mediated settlement. The tentative settlement, which has not yet been documented, provides, among other terms, for the Company to deliver to Harvest a non-interest bearing, convertible promissory note in the principal sum of $500,000 due in approximately nine months. Under the tentative agreement, the note and other terms will be in full satisfaction of all current amounts owing on loans from Harvest and all of Harvest's other claims against the Company. The parties are continuing to negotiate a definitive agreement. Once a definitive agreement has been reached, more specific details will be disclosed. In the meantime, the Company has accrued the $500,000 as a payable as of September 30, 2001 in lieu of the $115,000 in notes payable that would otherwise have been accrued.

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

                                    OVERVIEW

Medical Discoveries, Inc. (the "Company" or "MDI") has developed a product (hereafter "MDI-P") that appears to have the ability to destroy certain viruses, bacteria and fungi, including the HIV virus. MDI-P may also have the ability to kill other infectious agents, possibly including pathogenic fungi and parasites. MDI-P may possibly be used as a sterilizing agent for medical and dental instruments. MDI-P may also potentially be used to remove or inactivate infectious agents in human and animal blood-derived products such as plasma and gamma globulin.

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

                                  RECENT EVENTS

HARVEST DISPUTE. On August 10, 2001, the Company and Harvest Group, L.L.C. ("Harvest") reached a tentative, mediated settlement in the case initiated by Harvest last December concerning the parties' failed joint venture. The tentative settlement, which has not yet been documented, provides, among other terms, for the Company to deliver to Harvest a non-interest bearing, convertible promissory note in the principal sum of $500,000 due in approximately nine months. Under the tentative agreement, the note and other terms will be in full satisfaction of all current amounts owing on loans from Harvest and all of Harvest's other claims against the Company. The parties are continuing to negotiate a definitive agreement. Once a definitive agreement has been reached, more specific details will be disclosed. In the meantime, the Company has accrued the $500,000 as a payable as of September 30, 2001 in lieu of the $115,000 in notes payable that would otherwise have been accrued.

                              RESULTS OF OPERATIONS

REVENUES AND GROSS PROFIT. The Company booked no revenue for the quarter ended September 30, 2001, nor was any revenue booked for the quarter ended September 30, 2000. The Company does not anticipate booking significant revenues in the near future as it continues to focus on getting products to market.

OPERATING EXPENSES AND OPERATING LOSS. The Company did not spend any funds on research and development for the quarter ended September 30, 2001, nor were any such funds expended during the same quarter of 2000. The Company's general and administrative expenses were $115,826 during the third quarter of 2001, as compared to $27,188 during the quarter ended September 30, 2000. This increase was due primarily to higher travel, salary, accounting and legal expenses as the Company strengthens its management infrastructure and progresses toward commercialization of key products. As a result of the foregoing, the Company sustained an operating loss of $115,826 for the quarter ended September 30, 2001, as compared with an operating loss of $133,756 for the same period of 2000.

OTHER INCOME/EXPENSE AND NET LOSS. The Company incurred interest expenses of $60,639 for the quarter ended September 30, 2001, as compared with $25,987 in such expenses for the same period of 2000. The increase in interest expense reflects the Company's need to operate on short-term, high-interest borrowings while it continues to seek significant equity investment. In sum, the Company's net loss for the third quarter of 2001 was $176,465 or a loss of less than $0.01 per fully diluted share. For the quarter ended September 30, 2000, the Company sustained a net loss of $159,743, also a loss of less than $0.01 per fully diluted share.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to ongoing litigation with Harvest Group, L.L.C. concerning a so-called "JV Agreement" dated as of June 28, 2000. As disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Events" above, the parties reached a tentative settlement of this matter on August 10, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:

None.

(b) Reports on 8-K.

None.

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


Date: November 14, 2001