Form 10KSB40
period 2001-12-31
MEDICAL DISCOVERIES INC
filed 2002-04-01
CIK 748790

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had no revenues for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of February 11, 2002, was $3,856,046.

As of February 11, 2002, the issuer had 34,706,917 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business                                              3

Item 2.  Description of Property                                              9

Item 3.  Legal Proceedings                                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                  9


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             9

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

Item 7.  Financial Statements                                                14

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            29


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  29

Item 10.  Executive Compensation                                             30

Item 11.  Security Ownership of Certain Beneficial Owners and Management     31

Item 12.  Certain Relationships and Related Transactions                     31

Item 13.  Exhibits and Reports on Form 8-K                                   31

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

                                    OVERVIEW

MDI is a publicly traded corporation (Over The Counter, Bulletin Board as MLSC). MDI is considered a development stage company, as defined in SFAS No. 7. MDI is a bio-pharmaceutical research company engaged in the research, development and validation of a new (novel) class of drugs, based upon the company's patented and proprietary electrolysis technologies. MDI is developing active anti-viral (HIV/AIDS), anti-bacterial and anti-fungal agents for a variety of applications.

The company has developed a product, (hereafter "MDI-P"), which appears to have the ability to destroy certain viruses and bacteria, including the HIV virus. MDI-P may also have the ability to kill other infectious agents, possibly including pathogenic fungi and parasites. MDI-P may possibly be used as a sterilizing agent for medical and dental instruments. MDI-P may also potentially be used to remove or inactivate infectious agents in human and animal blood-derived products such as plasma and gamma globulin.

The Company is committed to its pursuit of establishing MDI-P as an effective anti-bacterial, anti-viral and anti-fungal pharmaceutical for in-vitro and in-vivo applications and to developing MDI-P as an effective liquid chemical sterilant for a variety of applications. To date, the Company has not generated significant revenues from operations or realized a profit. MDI is currently attempting to secure capital commitments to finance continued research and testing of its novel drugs and technologies, in order to secure required approvals to bring products to market. In that MDI is a development stage company, it will increasingly require additional funding to continue the development of its technology and to finance submittal of its testing and trials to the appropriate regulatory agencies in order to secure approvals for product development and sales.

                                   THE PRODUCT

The Company's primary product is referred to as MDI-P, which stands for "Medical

Discoveries, Inc.-Pharmaceutical." MDI-P is produced by the electrolysis of saline, using a patented instrument with proprietary electrodes. This solution has a significant oxidation reduction potential due to a mixture of oxidative products resulting from electrolysis.

Electrolysis is the method whereby a certain type of electric current is passed through a chemical solution. The electrical current causes the chemicals in the saline solution to alter, producing a variety of chemical compounds, such as ozone and hypochlorous acid. Different electrical currents produce different concentrations of these and related chemicals. In published scientific literature, electrolyzed saline solutions have been shown to have an intense anti-microbicidal effect.

In-vivo applications of MDI-P, targeted at treating certain human diseases, would require administration intravenously, orally, nasally or topically as required. In the Company's currently proposed protocol for treating human diseases, this electrolyzed solution would be administered intravenously to a patient in a series of injections over a period of time. In-vitro applications, such as the sterilization of surgical instruments, would involve the washing and/or submersion of the instrument or material in the MDI-P solution.

Independent research has revealed that MDI-P is capable of rapidly killing HIV upon direct contact and preventing infection of cells in a cell culture. In addition, MDI-P is capable of rapid killing of the HIV virus in an acutely infected cell line. Furthermore, the destruction of the HIV virus by MDI-P does not require any additional combination of drugs. When compared to currently available anti-retroviral drugs, this is a significant clinical and economic advance. This research testing has demonstrated that MDI-P is effective in destroying the HIV virus.

During the past eight years, the Company has conducted a variety of in-vitro (laboratory) testing at the following university and medical research institutions:

        Stratton V.A. Medical Center, Albany, New York
        Albany Medical College, Albany NY
        Indiana University School Of Medicine And Dentistry
        University of California, Los Angeles
        Baylor College of Medicine and Dentistry, Dallas

In 1998, MDI initiated in vitro testing, conducted at the Dana-Farber Cancer Institute, Boston, Massachusetts, a major teaching affiliate of the Harvard Medical School. This facility is an NIH-approved (National Institute of Health) research laboratory which uses the latest techniques for analyzing anti-retroviral (HIV/AIDS) drugs. The results of this independent testing confirmed that MDI-P achieved destruction of more than 90% of the HIV virus in cell cultures, with no toxicity to the cells.

In 2000, data and results published by Dr. Aldonna Baltch, M.D., of the Stratton V.A. Medical Center and Albany Medical College, Albany NY, indicate that MDI-P is a potent antibacterial and anti-fungal agent. Dr. Baltch's work demonstrated that MDI-P was effective in destroying the fungus Candida albicans and Legionella pneumophillia (Legionaire's Disease) within 60-seconds of exposure with no evidence of cell toxicity. This work was published in The American Journal of Infection Control in 2000 and as abstracts of the American Society of Microbiology meetings in 1997 and 1998.

Recent toxicity tests, completed in 2001 by WIL Research Laboratories, demonstrated that MDI-P produced no systemic toxicity in laboratory animal tests used to assess potential problems for human application. These studies were conducted following FDA guidelines and have helped establish that MDI-P is reasonably safe for human Phase I/II clinical trials.

Additionally, several human clinical trials involving AIDS patients were performed offshore in Mexico and The Cayman Islands during the early history of the company. MDI is currently considering additional offshore tests, using an updated protocol acceptable to US regulatory agencies.

All of these tests have demonstrated that MDI-P has broad spectrum anti-viral, anti-fungal and anti-bacterial characteristics. The Company believes that MDI-P may offer new hope to patients in the fields of anti-bacterial and anti-fungal applications, where side effects and cost pressures are issues.

Prior to filing an Investigational New Drug (IND) application with the U.S. Food And Drug Administration (FDA), additional FDA-required testing for standardization and documentation will be completed at Ricerca Inc. in Painesville, Ohio, and CMI in Portland, Oregon.

Upon the FDA's acceptance and approval of the IND, the Company will undertake Human Clinical Trials, Phases 1 and 2, involving patients infected with the AIDS virus. When finished, MDI will petition the FDA to enter into Phase 3 Multi-Center Clinical Trials. When these trials are implemented and analyses are completed, the Company will seek approval from the FDA to establish worldwide access to MDI-P for the treatment of HIV patients.

                               RECENT DEVELOPMENTS

On March 27, 2002, the Company entered into an Advisory Agreement with Euronet International, Inc., a New York City-based business and financial advisory firm. Under the terms of the agreement, Euronet International will seek to initiate a private placement of MDI stock to raise up to $10 million. While details of the private placement have not been finalized, the parties anticipate a preferred stock offering to accredited investors via the Internet. The Company will need to secure shareholder approval to amend its articles of incorporation before the Company can offer preferred stock. A shareholder meeting is planned during the month of June 2002. The primary usage of proceeds from the offering will be to retire debt owing to former joint venture partner Harvest Group L.L.C., and to pursue an application with the FDA regarding MDI-P. The Advisory Agreement is attached as Exhibit 10.3.

In January, 2002, the Company received the results of toxicity tests, completed in 2001 by WIL Research Laboratories, demonstrating that MDI-P produced no systemic toxicity in laboratory animal tests used to assess potential problems for human application. These studies were conducted following FDA guidelines and have helped establish that MDI-P is reasonably safe for human phase I and phase II clinical trials.

In January, 2001, the Company received Patent Number 6,117,285 from the United States Patent And Trademark Office, entitled "System For Carrying Out Sterilization Of Equipment." MDI now has a total of eight granted United States patents relating to the company's proprietary electrolysis devices, methods and the patented products and applications derived therefrom. The family of patents represents the continued development of MDI's technology and intellectual property, begun in 1992 with proprietary hydrolysis of saline solutions for microbicidal applications and the development of a patented machine to produce these products.

Also in April, 2001, the Company received Japanese Patent Application Number 508856/96 from the Japanese Patent Office, entitled "System And Method For Carrying Out Sterilization." The new patent is based upon the original US Patent No. 5,507,932, "Apparatus For Electrolyzing Fluids", issued to Medical Discoveries, Inc. in 1996. This patent was the second in a family of additional patents in the US and elsewhere that defines and safeguards the proprietary electrolysis technology used by MDI.

Also in January, 2001, a new study on the microbe-killing properties of MDI-P, using four microorganisms that are difficult to eradicate in the hospital environment, was completed at the Infectious Diseases Section of the Stratton VA Medical Center in Albany, New York. The infectious diseases research group, headed by Aldona Baltch, M.D., found that MDI-P is a highly effective microbicide for the organisms studied. The results of this study suggest that MDI-P may be useful for disinfecting inanimate surfaces, cold sterilization of medical devices, antisepsis, and irrigation therapy for wounds and ulcers. The findings of Dr. Baltch's group have been published in The American Journal Of Infection Control (AJIC 2000;28:251-7), the official journal of the Association for Professionals in Infection Control and Epidemiology, Inc.

  As of November 29, 2001, the Company settled its ongoing dispute with Harvest Group, L.L.C. ("Harvest"). The settlement required the Company to deliver to Harvest a non-interest bearing, convertible promissory note (the "Note") in the principal sum of $500,000 due on July 8, 2002 (the "Due Date") in full satisfaction of all current amounts owning on loans from Harvest and all of Harvest's other claims against the Company. Under the terms of the Note, Harvest's only recourse, if the Company does not satisfy the Note in full by the Due Date, is to convert the unpaid principal amount to unregistered shares of common stock of the Company.

Upon the expiration of the Due Date, any principal sum outstanding shall automatically convert to a number of shares of the Company's common stock equal to a percentage of the total number of shares then issued and outstanding, on a fully-diluted basis (including any unexercised, outstanding stock options or other rights to acquire stock), as follows:

               Principal Sum                       Percentage of Common
                Outstanding                        Stock Issued and Outstanding
               ---------------------               ----------------------------
               $1 - 400,000                                      20%
               $400,001 - 450,000                                25%
               $450,001 - 500,000                                30%

For example, if, as of the Due Date, the Company has 33,000,000 shares of common stock issued and outstanding, 2,000,000 options outstanding and not yet exercised, and the principal sum of $410,000 remains unpaid as of the expiration of the Due Date, the Note will convert to 11,666,666 ([35,000,000/(1-0.25)] -
35,000,000) shares of common stock of the Company. Notwithstanding the automatic conversion provisions, Harvest may, in its sole and absolute discretion, suspend the automatic conversion of the Note beyond the Due Date by providing written notice to the Company of such election no fewer than thirty (30) days prior to the Due Date. If Harvest suspends the conversion of the Note, the conversion shall remain suspended indefinitely unless and until Harvest elects to convert the Note by giving the Company at least thirty (30) days prior written notice of such election. During any such period of suspension of the automatic conversion of the Note, the Company may pay the principal sum due thereunder in whole or in part.

The settlement also prohibits the Company from certain sales, licensing and financing transactions concerning its patents until the Company has satisfied the Note. In addition, the agreement calls for the Company to receive all skin-care products inventory in Harvest's possession and a return of the Company's office furnishings that have been held by Harvest since the dispute arose.

                         PATENTS AND PATENT APPLICATIONS

MDI's patents and resulting intellectual properties now span more than a decade of research and development. Medical Discoveries, Inc. holds eight United States Patents and two Japanese patents on its core technologies. These US Patents are identified and have been awarded by the U.S. Patent Office under the following
Notifications:

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

Patent No. 5,731,008
"Electrically Hydrolyzed Salines As Microbicides," issued in 1998 and valid through 2016.

Patent No. 6,007,686
"System For Electrolyzing Fluids For Use As Antimicrobial Agents," issued in 1999 and valid through 2016.

Patent No. 6,117,285
"System For Carrying Out Sterilization Of Equipment," issued in 2000 and valid through 2017.

                            RESEARCH AND DEVELOPMENT

MDI is a start-up company with limited resources. During the two fiscal years ended December 31, 2000 and 2001, the Company spent $117,150 and 132,300, respectively on research and development of MDI-P. The Company intends actively to pursue and expand its research effort as funds will allow. The focus of the initial research is on the use of MDI-P as a human anti-viral agent, broad-spectrum bactericide, anti-fungal agent, and a potential sterilizing agent for blood products. In the future, as funds allow, the Company will also focus its research on the use of MDI-P as a sterilizing agent for dental and medical instruments.

                                   COMPETITION

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technologies and intense competition. The Company's competitors include major pharmaceutical, chemical, and specialized biotechnology companies, many of which have financial, technical, and marketing resources significantly greater than those of the Company. Fully integrated pharmaceutical companies, due to their expertise in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing, as well as their substantially greater financial and other resources, may be the Company's most formidable competitors. In addition, acquisitions by such pharmaceutical companies could enhance the financial and marketing resources of smaller competitors. Furthermore, colleges, universities, governmental agencies, and other public and private research organizations will continue to conduct research and possibly market competitive commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also will compete with the Company in recruiting and retaining highly qualified scientific personnel.

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

Over the last year MDI began developing a comprehensive strategic plan that focuses on three areas: market attractiveness, time/cost to prove technology, and commercialization alternatives. In every instance, MDI is approaching product development and marketing opportunities which are based upon the company's solid research and proprietary product development, backed by patented technologies and secure intellectual properties.

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

                                    EMPLOYEES

The Company currently has no employees. Judy M. Robinett, the Company's CEO, is an independent contractor to the Company. The Company has engagements with a number of other consultants for communications, investor relations, website development, accounting and other services. If the Company obtains sufficient funding, it anticipates adding several employees in 2002.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not currently own or lease any real property. Currently, the Company operates out of the CEO's home office and does not pay rent.

ITEM 3. LEGAL PROCEEDINGS.

As of November 29, 2001, the Company settled its ongoing dispute with Harvest Group, L.L.C. ("Harvest"). The settlement required the Company to deliver to Harvest a non-interest bearing, convertible promissory note (the "Note") in the principal sum of $500,000 due on July 8, 2002 (the "Due Date") in full satisfaction of all current amounts owning on loans from Harvest and all of Harvest's other claims against the Company. Under the terms of the Note, Harvest's only recourse if the Company does not satisfy the Note in full by the Due Date is to convert the unpaid principal amount to unregistered shares of common stock of the Company.

Upon the expiration of the Due Date, any principal sum outstanding shall automatically convert to a number of shares of the Company's common stock equal to a percentage of the total number of shares then issued and outstanding, on a fully-diluted basis (including any unexercised, outstanding stock options or other rights to acquire stock), as follows:

           Principal Sum                           Percentage of Common
            Outstanding                            Stock Issued and Outstanding

           $1 - 400,000                                          20%
           $400,001 - 450,000                                    25%
           $450,001 - 500,000                                    30%

For example, if, as of the Due Date, the Company has 33,000,000 shares of common stock issued and outstanding, 2,000,000 options outstanding and not yet exercised, and the principal sum of $410,000 remains unpaid as of the expiration of the Due Date, the Note will convert to 11,666,666 ([35,000,000/(1- 0.25)] -
35,000,000) shares of common stock of the Company. Notwithstanding the automatic conversion provisions, Harvest may, in its sole and absolute discretion, suspend the automatic conversion of the Note beyond the Due Date by providing written notice to the Company of such election no fewer than thirty (30) days prior to the Due Date. If Harvest suspends the conversion of the Note, the conversion shall remain suspended indefinitely unless and until Harvest elects to convert the Note by giving the Company at least thirty (30) days' prior written notice of such election. During any such period of suspension of the automatic conversion of the Note, the Company may pay the principal sum due thereunder in whole or in part.

The settlement also prohibits the Company from certain sales, licensing and financing transactions concerning its patents until the Company has satisfied the Note. In addition, the agreement calls for the Company to receive all skin-care products inventory in Harvest's possession and a return of the Company's office furnishings that have been held by Harvest since the dispute arose.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                               MARKET INFORMATION

The Company's common stock is traded on the NASD OTC Bulletin Board under the symbol "MLSC." The following table sets forth the range of bid quotations for the Company's common stock for the quarters indicated according to data provided by The NASDAQ Stock Market,

Inc. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 2001                    HIGH BID        LOW BID
-----------------------------------
First Quarter                                           Unknown        Unknown
Second Quarter                                          $0.145         $0.085
Third Quarter                                            0.17           0.095
Fourth Quarter                                           0.21           0.115

FISCAL YEAR ENDED DECEMBER 31, 2000                    HIGH BID        LOW BID
-----------------------------------                    --------        -------
First Quarter                                            $0.845          $0.06
Second Quarter                                            1.180           0.01
Third Quarter                                             0.230           0.12
Fourth Quarter                                            0.195           0.06

During much of January, February and March, 2001, no public market (as defined in Item 10(b)(2) of Regulation S-B) existed for the Company's common stock. During that period, bid and ask quotations were not posted to the OTC Bulletin Board or published in the Pink Sheets. As of mid-March, 2001, bid and ask quotations in the Company's common stock were again published in the Pink Sheets and as of April 11, 2001, bid and ask quotations in the Company's common stock were again posted to the OTC Bulletin Board.

                                  SHAREHOLDERS

The approximate number of shareholders of record of the Company's common stock as of February 11, 2002, was 1,248. This number does not include shareholders whose shares are held in securities position listings.

                                    DIVIDENDS

The Company has not paid any cash dividends on its common stock in the last two fiscal years and does not anticipate paying dividends in the foreseeable future. The Company presently intends to retain future earnings for financing the growth and expansion of the Company.

                        UNREGISTERED SALES OF SECURITIES

On August 30, 2001, the Company sold 500,000 shares of common stock to Ferret Resources at $0.15 per share for total proceeds of $75,000. On December 20, 2001, the Company sold another 160,000 shares of common stock to Ferret Resources at $0.15 per share for total proceeds of $24,000. These sales did not involve an underwriter. The Company believes these sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the sales did not involve a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the financial statements and notes thereto at pages 16 through 29.

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

                              RESULTS OF OPERATIONS

REVENUES AND GROSS PROFIT. The Company did not book any revenues in the year ended December

31, 2001 as the Company continues to pursue pre-commercialization activities regarding its technologies. By comparison, the Company booked revenues of $7,495 in 2000 from isolated sales of the Company's skin care products, resulting in a gross profit of $4,719.

OPERATING EXPENSES AND OPERATING LOSS. The Company spent $132,300 for research and development during the year ended December 31, 2001, as compared with $117,150 for the same period in 2000. The Company's general and administrative expenses were $1,247,302 in 2001, up from $254,767 during the year ended December 31, 2000. While the net cash used by operating activities in 2001 remained relatively unchanged from 2000 ($158,300 in 2001 versus $115,588 in 2000), the Company took significant charges for stock options issued for services (in the amount of $159,405), stock issued for services and expenses (in the amount of $364,599), and a net increase of $385,000 in notes payable to settle the Harvest litigation (discussed in Item 3 above). As a result of the foregoing, the Company sustained an operating loss of $1,379,602 for the year ended December 31, 2001, as compared with a loss of $473,766 for the same period of 2000.

OTHER INCOME/EXPENSE AND NET LOSS. The Company incurred interest expenses of $150,056 in 2001, as compared with $76,927 in such expenses in 2000. In sum, the Company's net loss for 2001 was $1,529,658, or a loss of approximately $0.05 per fully diluted share. In 2000, the Company sustained a net loss of $281,767, or a loss of approximately $0.01 per fully diluted share.

INCOME TAXES. The Company has a net operating loss carryforward of approximately $8,910,000. Due to the Company's operating condition, the net operating loss has been fully offset with a valuation allowance resulting in no deferred tax asset. See Note I to the Financial Statements for a further explanation of this analysis.

FUTURE COMMITMENT AND EXPECTATIONS. Management expects the Company will operate at a loss for several more years while it continues to study, gain regulatory approval of and commercialize its technologies. If the Company is successful in raising additional capital, the Company will likely spend more in 2002 in research and development and general and administrative expenses, and thereby sustain greater resulting losses, than it has in recent years.

RECENTLY ISSUED ACCOUNTING STATEMENTS. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company believes that the adoption of these accounting standards will not have any material effect on the financial statements of the Company.


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

WE HAVE NOT GENERATED SIGNIFICANT OPERATING REVENUES OR ANY PROFITS AND MAY CONTINUE TO OPERATE AT A LOSS. We are a development stage company. To date, we have not generated significant revenues from operations or realized a profit. We have experienced a loss from operations in every fiscal year since our inception. Our losses from operations in 2000 were $473,766 and losses from operations in 2001 were $1,379,602. We will likely continue to experience a net operating loss until, and if, we can fully commercialize our technologies. We are presently investing all of our resources in the testing, development and commercialization of MDI-P and our other technologies. There can be no assurance that MDI-P, our other technologies, or any other project undertaken by us will ever enable MDI to generate consistent revenues from operations. Even if our technologies begin generating revenues, the revenues may not exceed the costs of research, development, testing, regulatory approval and other costs. Accordingly, we may not ever realize a profit from operations.

WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL TO MEET PRESENT AND FUTURE OBLIGATIONS. As of December 31, 2001, our current liabilities exceeded our current assets by $3,282,331 and we had cash of only $2,481. We need additional capital immediately in order to satisfy current liabilities and meet basic operational needs. We also will need substantial additional capital to fund regulatory approvals and to fully commercialize our technologies. We do not anticipate that revenues will satisfy these capital requirements. Furthermore, we may not to be able to obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include, without limitation, the following: (1) market factors affecting the availability and cost of capital generally; (2) our performance; (3) the size of our capital needs; (4) the market's perception and acceptance of our technologies; and (5) the price, volatility and trading volume of our common shares. If we are unable to obtain sufficient capital or are forced to pay a high price for capital, we may be unable to complete testing, regulatory approval and commercialization of our technologies and may never achieve consistent revenues or profitability. In addition, because of their size, resources and other factors, our competitors may have better access to capital than we do and, as a result, may be able to exploit opportunities more rapidly, easily or thoroughly than we can.

WE MAY ISSUE SUBSTANTIAL AMOUNTS OF ADDITIONAL SHARES WITHOUT STOCKHOLDER APPROVAL. Our Articles of Incorporation authorize us to issue up to 100 million shares of common stock. Fewer than 35 million shares are issued now, leaving approximately 65 million shares available for future issuance. All such shares may be issued without any action or approval by our stockholders. We anticipate issuing additional shares in connection with private stock offerings for the purpose of raising capital. The issuance of any additional shares of common stock would further dilute the percentage ownership of MDI held by existing stockholders.

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

ITEM 7. FINANCIAL STATEMENTS.


                     FINANCIAL STATEMENTS TABLE OF CONTENTS

                                                                                    Page No.
                                                                                    --------
INDEPENDENT AUDITORS' REPORT...................................................        15

FINANCIAL STATEMENTS

   Consolidated Balance Sheet..................................................        16

   Consolidated Statements of Operations.......................................        17

   Consolidated Statements of Changes in Stockholders' Deficit.................        18

   Consolidated Statements of Cash Flows.......................................        21

   Notes to Financial Statements...............................................        22

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Medical Discoveries, Inc. and Subsidiaries
Boise, Idaho

We have audited the accompanying consolidated balance sheet of Medical Discoveries, Inc. and Subsidiaries (a development stage company) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000, and for the period from inception (November 20, 1991) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements based on our audits. The Company's financial statements for the period from inception (November 20, 1991) through December 31, 1999 were audited by other auditors whose report, dated March 20, 2000, expressed an unqualified opinion on those statements. The financial statements for the period from inception (November 20, 1991) through December 31, 1999 reflect total revenues and net loss of $150,015 and $9,951,404, respectively, of the related totals. The other auditors' report has been furnished to us, and our report, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Medical Discoveries, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and for the period from inception (November 20, 1991) to December 31, 2001, in conformity with U.S. generally accepted accounting principles.

The accompanying 2001 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing bio-pharmaceutical research. As discussed in Note B to the financial statements, the stockholders' deficiency and the operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Balukoff Lindstrom & Co.


Boise, Idaho
March 27, 2002

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2001

Current assets
     Cash                                                          $      2,481
     Current portion of deferred charges                                 48,305
                                                                   ------------

        Total current assets                                             50,786

Equipment, at cost, net of accumulated depreciation                         679
Deferred charges, less current portion                                   60,381
                                                                   ------------

        Total assets                                               $    111,846
                                                                   ============

Current liabilities
     Accounts payable                                              $  1,832,340
     Accrued interest                                                   279,860
     Current portion of notes payable                                   477,717
     Convertible notes payable                                          743,200
                                                                   ------------

        Total current liabilities                                     3,333,117

Stockholders' deficit
     Escrow receivable                                                 (227,300)
     Additional paid in capital                                         159,405
     Common stock, no par value, authorized
       100,000,000 shares; 34,706,917
       shares issued and outstanding at December 31, 2001            10,797,526
     Accumulated deficit                                            (13,950,902)
                                                                   ------------

        Total stockholders' deficit                                  (3,221,271)
                                                                   ------------

                                                                   $    111,846
                                                                   ============


                             See accompanying notes

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      Years Ended December 31, 2001 and 2000, and Cumulative Amounts Since
                     November 20, 1991 (Date of Inception)

                                                                                              Cumulative
                                                                                               Amounts
                                                                                                Since
                                                                                             November 20,
                                                                                            1991 (Date of
                                                          2001               2000             Inception)
                                                     ----------------   ---------------   ------------------
Revenues                                               $         --       $      7,495       $    134,104

Cost of goods sold                                               --              2,776             10,526
                                                       ------------       ------------       ------------

          Gross profit                                           --              4,719            123,578

Research and development expenses                           132,300            117,150          2,521,741
Inventory writedown                                              --             96,859             96,859
Impairment loss                                                  --              9,709              9,709
License                                                          --                 --          1,001,500
General and administrative expenses                       1,247,302            254,767          9,362,655
                                                       ------------       ------------       ------------

          Operating loss                                 (1,379,602)          (473,766)       (12,868,886)

Other income (expense)
     Interest income                                             --                 --             23,406
     Other income                                                --            268,926            268,926
     Interest expense                                      (150,056)           (76,927)          (421,811)
                                                       ------------       ------------       ------------
                                                           (150,056)           191,999           (129,479)

          Loss before income taxes and
          extraordinary item                             (1,529,658)          (281,767)       (12,998,365)

          Income taxes                                           --                 --                 --

       Forgiveness of debt net of $0 income taxes                --                 --          1,235,536
                                                       ------------       ------------       ------------

          Net loss available to shareholders           $ (1,529,658)      $   (281,767)      $(11,762,829)
                                                       ============       ============       ============

Net loss per share
     Continuing operations                             $      (0.05)      $      (0.01)      $      (0.60)
     Extraordinary item                                          --                 --               0.06
                                                       ------------       ------------       ------------
          Net loss per share                           $      (0.05)      $      (0.01)      $      (0.54)
                                                       ============       ============       ============

Weighted average shares outstanding                      33,124,927         27,169,288         21,576,285



                             See accompanying notes

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
     Period From Date of Inception (November 20, 1991) to December 31, 2001


                                                       Common stock                       Additional    Escrow/
                                                 --------------------------    Paid in   Accumulated Subscription
                                                   Shares         Amount       Capital     Deficit    Receivables     Total
                                                 -----------   ------------   --------  ------------ ------------- -----------
                   Balance at October 31, 1991     3,500,000   $    252,997   $     --  $ (1,482,514)  $      --   $(1,229,517)

Reverse stock split (1 for 2)                     (1,750,000)            --         --            --          --            --

Restatement for reverse
    acquisition of WPI Pharmaceutical,
    Inc. by Medical Discoveries, Inc.                     --       (252,997)        --       252,997          --            --

Shares issued in merger of WPI
    Pharmaceutical, Inc. and Medical
    Discoveries, Inc.                             10,000,000        135,000         --      (170,060)         --       (35,060)
                                                 -----------   ------------   --------  ------------   ---------   -----------

                  Balance at November 20, 1991
                            (Date of Inception)   11,750,000        135,000         --    (1,399,577)         --    (1,264,577)

Issuance of common stock for cash                    200,000        100,000         --            --          --       100,000

Issuance of common stock for services                500,000        250,000         --            --          --       250,000

Issuance of common stock for cash                     40,000         60,000         --            --          --        60,000

Net loss to October 31, 1992                              --             --         --      (370,398)         --      (370,398)
                                                 -----------   ------------   --------  ------------   ---------   -----------

                   Balance at October 31, 1992    12,490,000        545,000         --    (1,769,975)         --    (1,224,975)

Net loss two months ended
    December 31, 1992                                     --             --         --       (65,140)         --       (65,140)
                                                 -----------   ------------   --------  ------------   ---------   -----------

                  Balance at December 31, 1992    12,490,000        545,000         --    (1,835,115)         --    (1,290,115)

Issuance of common stock for license               2,000,000      1,000,000         --            --          --     1,000,000

Issuance of common stock for cash                    542,917        528,500         --            --          --       528,500

Issuance of common stock for services                251,450        127,900         --            --          --       127,900

Issuance of common stock for $100,000
    cash plus services                               800,000        400,000         --            --          --       400,000

Net loss                                                  --             --         --    (2,271,999)         --    (2,271,999)
                                                 -----------   ------------   --------  ------------   ---------   -----------

                  Balance at December 31, 1993    16,084,367      2,601,400         --    (4,107,114)         --    (1,505,714)

Issuance of common stock for cash                    617,237        739,500         --            --          --       739,500

Issuance of common stock for services                239,675        239,675         --            --          --       239,675

Cash contributed                                          --        102,964         --            --          --       102,964

Net loss                                                  --             --         --    (1,223,162)         --    (1,223,162)
                                                 -----------   ------------   --------  ------------   ---------   -----------

                  Balance at December 31, 1994    16,941,279      3,683,539         --    (5,330,276)         --    (1,646,737)

Issuance of common stock for cash                    424,732        283,200         --            --          --       283,200

Issuance of common stock for services              4,333,547      1,683,846         --            --    (584,860)    1,098,986

Issuance of common stock option
    to satisfy debt restructuring                         --         20,000         --            --          --        20,000

Net loss                                                  --             --         --    (1,007,522)         --    (1,007,522)
                                                 -----------   ------------   --------  ------------   ---------   -----------

                  Balance at December 31, 1995    21,699,558      5,670,585         --    (6,337,798)   (584,860)   (1,252,073)

                             See accompanying notes

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
     Period From Date of Inception (November 20, 1991) to December 31, 2001


                                                       Common stock          Additional                 Escrow/
                                                 --------------------------   Paid in    Accumulated  Subscription
                                                   Shares         Amount      Capital      Deficit     Receivables     Total
                                                 -----------   ------------  ----------  ------------ ------------- -----------
Issuance of common stock for cash                    962,868        635,000        --             --      (60,000)      575,000

Issuance of common stock for services                156,539        101,550        --             --           --       101,550

Common stock canceled                             (1,400,000)      (472,360)       --             --      472,360            --

Issuance of common stock in
    settlement of obligations                        239,458        186,958        --             --           --       186,958

Net loss                                                  --             --        --       (456,466)          --      (456,466)
                                                 -----------   ------------  --------   ------------    ---------   -----------

                  Balance at December 31, 1996    21,658,423      6,121,733        --     (6,794,264)    (172,500)     (845,031)

Issuance of common stock for services
    and interest                                      12,500          3,625        --             --           --         3,625

Issuance of common stock for cash                    311,538        135,000        --             --       60,000       195,000

Issuance of common stock in settlement
    of contract                                      800,000        200,000        --             --           --       200,000

Issuance of common stock from
    exercise of options                               87,836         21,959        --             --           --        21,959

Issuance of common stock for
    conversion of notes payable                      100,000         25,000        --             --           --        25,000

Net loss                                                  --             --        --       (831,762)          --      (831,762)
                                                 -----------   ------------  --------   ------------    ---------   -----------

                  Balance at December 31, 1997    22,970,297      6,507,317        --     (7,626,026)    (112,500)   (1,231,209)

Issuance of common stock for cash                  2,236,928        650,000        --             --           --       650,000

Issuance of common stock for debt                    283,400         56,680        --             --           --        56,680

Issuance of common stock options
    for services                                          --      2,336,303        --             --           --     2,336,303

Issuance of common stock for services                683,000        110,750        --             --           --       110,750

Issuance of common stock from
    exercise of warrants                             200,000            200        --             --           --           200

Net loss                                                  --             --        --     (3,481,889)          --    (3,481,889)
                                                 -----------   ------------  --------   ------------    ---------   -----------

                  Balance at December 31, 1998    26,373,625      9,661,250        --    (11,107,915)    (112,500)   (1,559,165)

Issuance of stock for:
    Interest                                         100,000         30,000        --             --           --        30,000
    Cash                                              13,334          2,000        --             --           --         2,000

    Options exercised and waived
       option price                                  170,000         24,000        --             --           --        24,000

    Options issued for services                           --        196,587        --             --           --       196,587

Net loss                                                  --             --        --     (1,031,562)          --    (1,031,562)
                                                 -----------   ------------  --------   ------------    ---------   -----------

                  Balance at December 31, 1999    26,656,959      9,913,837        --    (12,139,477)    (112,500)   (2,338,140)

Write-off of subscription receivable                      --             --        --             --      112,500       112,500

Issuance of stock for escrow receivable            5,500,000        500,000        --             --     (500,000)           --

                             See accompanying notes

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
     Period From Date of Inception (November 20, 1991) to December 31, 2001


                                                       Common stock           Additional               Escrow/
                                                 --------------------------    Paid in   Accumulated Subscription
                                                   Shares         Amount       Capital     Deficit    Receivables     Total
                                                 -----------   ------------   --------- ------------ ------------- -----------
Reversal of shares issued                            (81,538)            --         --            --          --            --

Research and development costs                            --             --         --            --     115,400       115,400

Net loss                                                  --             --         --      (281,767)         --      (281,767)
                                                 -----------   ------------   --------  ------------   ---------   -----------

                  Balance at December 31, 2000    32,075,421     10,413,837         --   (12,421,244)   (384,600)   (2,392,007)

Issuance of common stock options
    for services                                          --             --    159,405            --          --       159,405

Issuance of common stock for cash                    660,000         99,000         --            --          --        99,000

Issuance of common stock for services
    and interest                                   1,971,496        284,689         --            --          --       284,689

Research and development costs                            --             --         --            --     132,300       132,300

Operating expenses                                        --             --         --            --      25,000        25,000

Net loss                                                  --             --         --    (1,529,658)         --    (1,529,658)
                                                 -----------   ------------   --------  ------------   ---------   -----------

                  Balance at December 31, 2001    34,706,917   $ 10,797,526   $159,405  $(13,950,902)  $(227,300)  $(3,221,271)
                                                 ===========   ============   ========  ============   =========   ===========


                             See accompanying notes

                   MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      Years Ended December 31, 2001 and 2000, and Cumulative Amounts Since
                     November 20, 1991 (Date of Inception)

                                                                                                       Cumulative
                                                                                                         Amounts
                                                                                                          Since
                                                                                                        November 20,
                                                                                                       1991 (Date of
                                                                                2001         2000       Inception)
                                                                             -----------   ---------   -------------
Cash flows from operating activities
     Net loss                                                                $(1,529,658)  $(281,767)  $(12,551,325)
     Adjustments to reconcile net loss to net
     cash used by operating activities
         Common stock options issued for services                                159,405          --      2,716,295
         Common stock issued for services, expenses,
              and litigation                                                     265,599          --      3,825,585
         Reduction of escrow receivable from
              research and development and
              operating expenses                                                 157,300     115,400        272,700
         Reduction of legal costs                                                     --          --       (130,000)
         Notes payable issued for litigation                                     385,000          --        385,000
         Depreciation                                                              3,935      14,870         99,592
         Write-off of subscription receivables                                        --     112,500        112,500
         Impairment loss on assets                                                    --       9,709          9,709
         Loss on disposal of equipment                                                --          --         30,364
         Gain on debt restructuring                                                   --          --     (1,235,536)
         Write-off of receivables                                                     --          --        193,965
         Changes in assets and liabilities
              Accounts receivable                                                     --          --         (7,529)
              Inventory                                                               --      99,370             --
              Deferred charges                                                  (108,686)         --       (108,686)
              Other assets                                                            --         900             --
              Accounts payable                                                   322,661    (271,132)     1,676,431
              Accrued expenses                                                    87,144      84,562        301,341
                                                                             -----------   ---------   ------------

                     Net cash used by operating activities                      (257,300)   (115,588)    (4,409,594)

Cash flows from investing activities
     Purchase of equipment                                                            --          --       (132,184)
     Payments received on note receivable                                             --          --        130,000
                                                                             -----------   ---------   ------------

                     Net cash used by investing activities                            --          --         (2,184)

Cash flows from financing activities
     Contributed equity                                                               --          --        131,374
     Issuance of common stock                                                     99,000          --      3,354,359
     Payments on notes payable                                                  (109,000)         --       (206,287)
     Proceeds from notes payable                                                 250,000     133,000        916,613
     Payments on convertible notes payable                                            --      (7,783)       (98,500)
     Proceeds from convertible notes payable                                          --          --        316,700
                                                                             -----------   ---------   ------------

                 Net cash provided by financing activities                       240,000     125,217      4,414,259
                                                                             -----------   ---------   ------------

                           Net increase (decrease) in cash                       (17,300)      9,629          2,481

Cash, beginning of period                                                         19,781      10,152             --
                                                                             -----------   ---------   ------------

                                       Cash, end of period                   $     2,481   $  19,781   $      2,481
                                                                             ===========   =========   ============

Supplemental disclosures of cash flow information
     Interest paid                                                           $    76,874   $      --
     Noncash investing and financing activities
         Conversion of notes payable to common stock                         $    19,090   $      --

                             See accompanying notes

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

On July 6, 1998, the Company incorporated a wholly owned subsidiary, Regenere, Inc., in the State of Nevada. On October 2, 1998, the Company incorporated another wholly owned subsidiary, MDI Healthcare Systems, Inc., in the State of Nevada. Both subsidiaries were incorporated to undertake special purposes, neither of which is currently being pursued by the Company. Neither subsidiary currently has any operations or significant assets.

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

Deferred Charges

Deferred charges represent prepaid consulting fees. The consulting agreement and related terms are discussed in Note N.

Equipment

Capital additions are classified as equipment and are recorded at cost. Depreciation is recorded by use of the straight-line method.

Maintenance and repairs are charged to operations as incurred. When an asset is disposed of, accumulated depreciation is deducted from the original cost, and any gain or loss arising from its disposal is credited or charged to operations.

Value of Financial Instruments

The Company has a number of financial instruments. The Company estimates that the fair value of all financial instruments, at December 31, 2001, do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include those assumed in determining the valuation of stock options issued to non-employees as payment for services and determining the costs associated with prior service agreements. It is at least reasonably possible that the significant estimates used will change within the next year.

Earnings Per Share

Earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of shares outstanding. Common stock equivalents and stock options have not been included as they are anti-dilutive.

Reclassifications

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

Business and Concentration of Credit

The primary purpose of the business is the research and development of the sterilization of medical equipment and an anti-viral treatment for infectious diseases. The Company has no significant revenues and, therefore, no significant trade receivables or extensions of credit.

Recently Issued Accounting Statements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations to be accounted for by the purchase method starting July 1, 2001. SFAS 142 requires intangible assets to be amortized over their useful life if determinable. Intangible assets with indeterminable lives (such as goodwill) are no longer subject to amortization, rather they are subject to impairment by applying a fair-value-based test.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS 143 will be effective for years beginning after June 15, 2002, although earlier adoption is permitted.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 slightly changes and clarifies the accounting for long-lived assets. SFAS 144 will be effective for years beginning after December 15, 2001, although earlier adoption is permitted

The Company believes that the adoption of these accounting standards will not have any material effect on the financial statements of the Company.

NOTE B -- GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,529,658 during the year ended December 31, 2001 and has incurred losses since inception of $11,762,829. As of December 31, 2001, the Company's stockholders' deficit is $13,950,902. The Company has not had significant revenues and is still in the process of developing anti-viral treatments for infectious diseases, skin cleansing products and the sterilization of medical equipment. The Company is hopeful, but there is no assurance, that the current product development and research will be economically viable. Those factors create an uncertainty about the Company's ability to continue as a going concern.

The Company is dependent upon the sale of its common stock and short-term notes to satisfy its current cash operating needs. The Company is also looking into various applications of its technology and the possibilities of sales to or development funds from outside companies. Although management has been successful thus far in raising a minimal amount of capital for operations, there can be no assurance that the Company and its management will be able to continue to sell sufficient amounts of common stock or identify applications to bring the current product development to a point where it is economically viable. Management plans to meet its cash needs through the issuance of additional shares of common stock, sales of product from its technologies and developmental funds from outside companies. The ability of the Company to continue as a going concern is dependent on that plan's success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C -- EQUIPMENT

Equipment consists of:

                                                                         2001

    Office Equipment                                                   $ 37,944
    Other Equipment                                                      45,562
                                                                       --------
                                                                         83,506

    Accumulated depreciation and amortization                           (82,827)
                                                                       --------

                                                                       $   679
                                                                       ========

The estimated useful lives of equipment is two to seven years.

NOTE D -- ASSET IMPAIRMENT

At September 30, 2000 the Company evaluated whether an impairment of the asset used to manufacture certain inventory existed due to the discontinuance of the sale and production of that type of inventory. The evaluation determined that an impairment does exist with respect to the equipment. The recognition of this impairment was in accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and resulted in assets being written down to their estimated discounted cash flow. The non-cash impairment loss was $9,709.

NOTE E -- ACCOUNTS PAYABLE

As discussed in Note A, the Company merged with WPI. At that time, WPI was carrying approximately $265,000 of accounts payable owed to various vendors on its books. These payables were transferred to the books of the new entity. These payables have never been satisfied, and all collection attempts by any of the vendors have ceased for several years. During 2000, management and legal counsel determined that the payables were no longer valid obligations of the Company. The related reduction of the accounts payable balances has been included in the income statement in the caption "other income."

NOTE F -- NOTES PAYABLE

The Company has the following notes payable at December 31, 2001:

Notes payable to shareholders, which are currently due
and in default.  Interest is at 12%.  The notes are unsecured.          $336,717

Notes payable to shareholders, which are currently due
and in default.  Interest is at fixed lump sum amounts
ranging from $10,000 to $40,000.  The notes are unsecured.               141,000
                                                                        --------

                                                                        $477,717
                                                                        ========

NOTE G -- CONVERTIBLE NOTES PAYABLE

As of December 31, 2001 and 2000, the Company owes $193,200 in convertible notes payable to a trust. The notes have a stated interest rate of 12% and were due in 1998. Each $1,000 note is convertible into 667 shares of the Company's common stock. As of December 31, 2001 the Company also owes $50,000 in a convertible note payable to an entity. This note has a stated interest rate of 18% and is due on February 1, 2002. The note can be converted into 333,333 shares of the Company's common stock until February 1, 2002, after that date the note loses its convertible feature. Additionally, as of December 31, 2001, pursuant to the settlement of its dispute with Harvest Group, L.L.C. as described in Note M, the company reclassified $115,000 of previously recorded notes payable to convertible notes payable and recorded an additional $385,000 of convertible notes payable to bring the total due to Harvest Group, L.L.C. to $500,000. The terms of this convertible note payable are described in Note M.

NOTE H -- STOCK SUBSCRIPTION RECEIVABLE

The Company sold shares of its common stock to a private investor in exchange for a note receivable of $112,500 in 1994. This note was written off in 2000 due to management's evaluation of uncertainty of collection. The write-off has been included in general and administrative expenses.

NOTE I -- INCOME TAXES

Income taxes are provided for temporary differences between financial and tax basis income. The components of net deferred taxes are as follows at December 31 using a combined deferred tax rate of 40%:

                                                  Years Ended December 31,
                                               ------------------------------
                                                 2001                  2000
                                               --------             ---------
        Federal income tax
        benefit at statutory rate              $466,000             $ 113,000
        State income tax
        benefit                                  82,000                20,000
        Expiration of options                   470,000                    --
        Change in valuation
        allowance                               (78,000)             (133,000)
                                               --------             ---------
                                               $     --             $      --
                                               ========             =========

The net timing differences for deferred income tax assets are as follows:

                                                   2001               2000
                                               -----------        -----------
       Net operating loss carryforward         $ 3,565,000        $ 3,017,000
       Stock options                               498,000            968,000
       Accrued compensation                        378,000            378,000
       Valuation allowance                      (4,441,000)        (4,363,000)
                                               -----------        -----------

       Net deferred tax asset                  $        --        $        --
                                               ===========        ===========

Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

The Company has available net operating losses of approximately $8,910,000, which can be utilized to offset future earnings of the Company. The Company also has available approximately $80,000 in research and development credits which expire in 2008. The utilization of the net operating losses and research and development credits are dependent upon the tax laws in effect at the time such losses can be utilized. The losses begin to expire between the years 2007 and 2021. Should the Company experience a change of ownership the utilization of net operating losses could be reduced.

NOTE J -- STOCK OPTIONS AND WARRANTS

The Company has an incentive stock option plan wherein 4,000,000 shares of the Company's common stock can be issued. In addition, the Company has granted 2,249,341 warrants of which zero and 2,249,341 were outstanding at December 31, 2001 and 2000, respectively. The Company has granted stock options and warrants to certain officers and shareholders of the Company to purchase shares of the Company's common stock. A schedule of the options and warrants is as follows:

                                             Number of           Warrants and
                                           Warrants and          Option Price
                                              Options              Per Share
                                           ------------          ------------
     Outstanding at January 1, 2000           5,644,341          $.15 to 3.00
           Granted                              100,000                   .25
           Exercised                                 --                    --
           Expired                             (865,000)          .25 to 3.00

           Forfeited                           (200,000)                  .25
                                             ----------          ------------

     Outstanding at December 31, 2000         4,679,341          $.25 to 1.00
           Granted                            1,450,000            .01 to .25
           Exercised                                 --                    --
           Expired                           (2,521,341)          .25 to 1.00
           Forfeited                                 --                    --
                                             ----------          ------------

     Outstanding at December 31, 2001         3,608,000          $ .01 to .50
                                             ==========          ============

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, which established financial accounting and reporting standards for stock-based compensation. This standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Corporation has opted for the latter approach. Had compensation expense for the Corporation's stock option plan been determined based on the fair value at the grant date for awards in 2001 and 2000 consistent with the provisions of FAS No. 123, the Corporation's results of operations would have been reduced to the pro forma amounts indicated below:

                                                      December 31,
                                              -----------------------------
                                                  2001              2000
                                              -----------         ---------
Net loss -- as reported                       $(1,529,658)        $(281,767)
Net loss -- pro forma                         $(1,529,658)        $(299,749)
Loss per share -- as reported                 $      (.05)        $    (.01)
Loss per share -- pro forma                   $      (.05)        $    (.01)

During 2001, there were no employee stock options granted and all previously granted employee stock options were fully vested.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      December 31,
                                              -----------------------------
                                                  2001              2000
                                              -----------         ---------
Expected dividend yield                       $        --         $      --
Expected stock price volatility                        --               229%
Risk-free interest rate                                --                 5%
Expected life of options                               --            1 year

The weighted average fair value of options granted during 2001 and 2000 were $-- and $.18, respectively.

The following table summarized information about fixed stock options outstanding at December 31, 2001.

                         Options Outstanding                         Options Exercisable
------------------------------------------------------------      -------------------------------
                                 Weighted
                                 Average
                                 Remaining      Weighted                     Weighted
   Range of                     Contractual     Average                      Average
  Exercise        Number           Life         Exercise       Number        Exercise
   Prices       Outstanding       (Years)        Price       Exercisable      Price
-----------     -----------     -----------     --------     -----------     --------
$.25 to .50      3,608,000         2.1           $  .18       3,608,000       $ .18

NOTE K -- RELATED PARTY TRANSACTIONS

At December 31, 2001, the Company had accounts payable to current and former officers and directors totaling $1,157,450 for services performed and costs incurred in behalf of the Company. The Company had notes payable to stockholders of the Company aggregating $552,717 at December 31, 2001. Interest expense recorded on these notes was approximately $130,000 and $72,000 for 2001 and 2000, respectively.

NOTE L -- COMMITMENT REGARDING PEREGRINE STOCK AND SUBSEQUENT EVENT

Peregrine Properties, LLC, a Utah limited liability company ("Peregrine"), has entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies are funded through an escrow agent. As of December 31, 2000, the Company had deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. Through December 31, 2001, Peregrine had funded $275,800 to the escrow, of which $272,700 had been disbursed and recorded as research and development expense on the financial statements of the Company. The remaining $227,300 to be expended under the agreement has been recorded on the balance sheet in equity under the caption escrow receivable. As expenditures are made from the escrow for research and development, the expenses are recorded on the books of the Company with a corresponding reduction in the escrow receivable. Under the original agreement, upon completion of the studies, the escrow agent was to disburse the 5.5 million shares to Peregrine and to disburse the research results to the Company. On March 22, 2002, the parties entered into an agreement the result of which was to partially close the escrow agreement to the extent of Peregrine's funding to date. On that date, 3,143,800 shares were distributed to Peregrine and all research conducted to date was disbursed to the Company. Additional research is ongoing, which will be funded by the remaining commitment from Peregrine.

NOTE M -- SETTLEMENT OF HARVEST JOINT VENTURE LITIGATION

As of November 29, 2001, the Company settled its ongoing dispute with Harvest Group, L.L.C. ("Harvest"). The settlement required the Company to deliver to Harvest a non-interest bearing, convertible promissory note (the "Note") in the principal sum of $500,000 due on July 8, 2002 (the "Due Date") in full satisfaction of all current amounts owning on loans from Harvest and all of Harvest's other claims against the Company. Under the terms of the Note, Harvest's only recourse, if the Company does not satisfy the Note in full by the Due Date, is to convert the unpaid principal amount to unregistered shares of common stock of the Company.

Upon the expiration of the Due Date, any principal sum outstanding shall automatically convert to a number of shares of the Company's common stock equal to a percentage of the total number of shares then issued and outstanding, on a fully-diluted basis (including any unexercised, outstanding stock options or other rights to acquire stock), as follows:

                 Principal Sum                       Percentage of Common
                  Outstanding                     Stock Issued and Outstanding
               ---------------------              ----------------------------
               $1 - 400,000                                   20%
               $400,001 - 450,000                             25%
               $450,001 - 500,000                             30%

For example, if, as of the Due Date, the Company has 33,000,000 shares of common stock issued and outstanding, 2,000,000 options outstanding and not yet exercised, and the principal sum of $410,000 remains unpaid as of the expiration of the Due Date, the Note will convert to 11,666,666 ([35,000,000/(1- 0.25)] -
35,000,000) shares of common stock of the Company. Notwithstanding the automatic conversion provisions, Harvest may, in its sole and absolute discretion, suspend the automatic conversion of the Note beyond the Due Date by providing written notice to the Company of such election no fewer than thirty (30) days prior to the Due Date. If Harvest suspends the conversion of the Note, the conversion shall remain suspended indefinitely unless and until Harvest elects to convert the Note by giving the Company at least thirty (30) days prior written notice of such election. During any such period of suspension of the automatic conversion of the Note, the Company may pay the principal sum due thereunder in whole or in part.

The settlement also prohibits the Company from certain sales, licensing and financing transactions concerning its patents until the Company has satisfied the Note. In addition, the agreement calls for the Company to receive all skin-care products inventory in Harvest's possession and a return of the Company's office furnishings that have been held by Harvest since the dispute arose.

NOTE N -- COMMITMENT REGARDING CONSULTING AGREEMENT

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

    - $5,200 within 30 days of signing the agreement

    - $3,000 per month for the period April 1, 2001 through March 1, 2004

    - Issuance of 878,000 shares of restricted common stock within 30 days of signing

    - An option to purchase 200,000 of common stock at $.25 per share, expiring December 31, 2005

The value of the stock and stock options issued to Mr. Toombs pursuant to this agreement has been recorded on the balance sheet as deferred charges and will be amortized over the period of the consulting agreement. For the year ended December 31, 2001, approximately $70,000 of expense was recognized related to the agreement. Future minimum cash payments under the agreement are as follows:

        2002                                       $36,000
                                                    36,000
        2003                                         9,000
                                                   -------
                                                   $81,000
                                                   =======

NOTE O -- SUBSEQUENT EVENTS

On January 1, 2002, the Company granted Judy Robinett an option to purchase 500,000 shares of the Company's common stock at $0.01 per share with an expiration date of January 1, 2005. The estimated cost of the option grant is $60,000. On March 18, 2002, the Company granted two individuals an option to purchase 250,000 shares, in total, of the Company's common stock at $0.10 per share with an expiration date of March 17, 2005. The estimated cost of the option grant is $25,000.

As more fully described in Note L above, on March 22, 2002, the Company entered into a partial release agreement with Peregrine Properties, LLC with respect to the research funding agreement between the parties.

On March 27, 2002, the Company entered into an Advisory Agreement with Euronet International, Inc., a New York City-based business and financial advisory firm. Under the terms of the agreement, Euronet International will seek to initiate a private placement of MDI stock to raise up to $10 million. While details of the private placement have not been finalized, the parties anticipate a preferred stock offering to accredited investors via the Internet. The Company will need to secure shareholder approval to amend its articles of incorporation before the Company can offer preferred stock. A shareholder meeting is planned during the month of June 2002. The primary usage of proceeds from the offering will be to retire debt owing to former joint venture partner Harvest Group LLC, and to pursue an application with the FDA regarding MDI-P.

The Advisory Agreement has a 12-month term, subject to early termination by the Company if certain milestones are not satisfied. Under the Advisory Agreement, Euronet is entitled to the following compensation: (i) an initial retainer fee of 360,000 shares of common stock of the Company; (ii) a monthly retainer fee of $6,000 per month for the term of the agreement; (iii) 4.9% of the issued and outstanding shares of common and preferred stock (if any) of the Company following the closing of a transaction generating proceeds to the Company of $1 million or more; (iv) a warrant to purchase common stock of the company equal to 10% of any investment of $1 million or more, exercisable for 5 years, with an exercise price equal to 120% of the price paid by investors; (v) 4% of gross proceeds received in the first year from specified strategic relationships established by Euronet between the Company and third parties, 2% of which is payable in cash and 2% of which is payable in common stock warrants exercisable within 3 years with an exercise price equal to 120% of the market price on the date of issuance.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies the names, ages, and positions of all directors and executive officers of the Company as of March 25, 2001.

         Name                    Age       Positions
----------------------------------------------------------------------------------
David R. Walker ................  57        Chairman, Board of Directors
Judy M. Robinett ...............  49        Director and Chief Executive Officer
William J. Novick, Jr., Ph.D. ..  70        Director
Alvin Zidell ...................  71        Director
Nilesh Desai, M.D. .............  52        Director


All current directors are serving until their successors are elected.

David R. Walker joined the Board of Directors on May 2, 1996, and was appointed Chairman of the Board of Directors on May 10, 1998. He is currently General Manager of Sunheaven Farms in Prosser, Washington, a position he has held for over twenty years.

Judy M. Robinett has served as the Company's Chief Executive Officer since November, 2000, and on February 9, 2001, was elected by the Directors to fill a vacancy on the Board. Since 1994, she has owned and operated an international consulting company focused on strategic planning, finance, marketing, and distribution for entrepreneurs and established companies.

William J. Novick, Jr., Ph.D. has served as a Director since July 28, 1997 He previously held positions of Vice President and Chief Technical Officer for the Company. During the past five years, he has consulted on various pharmaceutical projects and research for Pharmacia, Upjohn, Park-Davis, Cubest, MRL, Aventis, Pfizer, Forest Labs and RPR.

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



                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from certain persons, the Company believes that during the year ended December 31, 2001, persons subject to Section 16(a) reporting requirements filed the required reports on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth certain summary information concerning compensation paid by the Company to its Chief Executive Officer (the "Named Executive Officer") for the years ended December 31, 2001, 2000, and 1999.

No other executive officer of the Company received a total annual salary and bonus in excess of $100,000 during the year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                                                  Compensation
                                                                  ------------
                                        Annual Compensation        Securities
Name and Principal    Fiscal Year     ------------------------     Underlying
     Position            Ended        Salary ($)     Bonus ($)     Options (#)
------------------    -----------     ----------     ---------    ------------
Judy Robinett, CEO     12/31/01      48,000          4,500 (a)      1,500,000
                       12/31/00      20,000             --                 --
                       12/31/99        --               --                 --

(a) Represents value of 30,000 shares of common stock of the Company granted on April 20, 2001, based on the closing price of the stock that day ($0.15).

                       OPTIONS GRANTED IN LAST FISCAL YEAR

                                     Percent of
                      Number of    Total Options                      Market
                     Securities     Granted to                       Price on
                     Underlying     Employees in    Exercise of      Date of     Expiration
       Name            Options      Fiscal Year     Base Price        Grant         Date
       ----          ----------    -------------    -----------      --------    ----------
Judy Robinett         1,000,000         100%           $0.01         $0.115       12/20/04


                       AGGREGATED OPTION EXERCISES IN LAST
                      FISCAL YEAR AND FY-END OPTION VALUES

                                                                Number of            Value of
                                                               Unexercised       Unexercised In-
                                                               Securities           The-Money
                                                               Underlying        Options at FY-
                                                              Options at FY-        End ($)
                     Shares Acquired on                      End Exercisable/     Exercisable/
       Name               Exercise         Value Realized     Unexercisable       Unexercisable
       ----          ------------------    --------------    ----------------    ---------------
Judy Robinett                   --              N/A             1,000,000/0        $115,000/N/A



          STOCK APPRECIATION RIGHTS AND LONG-TERM INCENTIVE PLAN AWARDS

The Company has never granted any freestanding stock appreciation rights and does not maintain any long-term incentive plans.

                            COMPENSATION OF DIRECTORS

The Company does not currently compensate directors for services provided as directors.

                              EMPLOYMENT CONTRACTS

Judy M. Robinett, the Company's CEO, is an independent contractor without an employment agreement. She is currently paid a salary of $180,000 per year. The Company provides no benefits to Ms. Robinett.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth information regarding persons known by the Company to beneficially own, as defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), more than 5% of the Company's common stock as of February 11, 2002, based solely on information regarding such ownership available to the Company in filings by such beneficial owners with the SEC on Schedules 13D and 13G. The following table also sets forth information regarding beneficial ownership of common stock as of February 11, 2002 by each of the directors and executive officers and by the directors and executive officers as a group. Except as set forth in the footnotes below, all such persons possess sole voting and investment power with respect to the shares listed.

                                                    NUMBER OF SHARES AND     RIGHT TO ACQUIRE
                                                    NATURE OF BENEFICIAL    WITHIN 60 DAYS OF      PERCENT
NAME OF BENEFICIAL OWNER                                OWNERSHIP(a)         FEBRUARY 28, 2002    OF CLASS(b)
------------------------                            --------------------    ------------------    -----------
CERTAIN BENEFICIAL OWNERS:
    None (c)

DIRECTORS AND OFFICERS:
   David R. Walker ............................          303,539                   150,000             *
   Judy M. Robinett ...........................        1,530,000                 1,500,000            3.9
   William J. Novick, Jr., Ph.D. ..............          511,934                   443,000            1.3
   Alvin Zidell ...............................          617,062                   485,000            1.6
   Nilesh Desai, M.D. .........................          334,081                    75,000             *

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP
(5 PERSONS) ...................................        3,296,616                 2,653,000            8.5

---------------
*     Less than 1%

(a) Amounts in Column 2 include shares listed in Column 3. For purposes of this table, shares are considered to be beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire the beneficial ownership of the shares within 60 days of February 28, 2002. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

(b) The percentages shown are based upon the shares indicated in Column 2 and using the fully-diluted capitalization as of February 11, 2002 of 38,814,917 shares (including 34,706,917 shares issued and outstanding, plus outstanding options for an additional 4,108,000 shares).

(c) As discussed in Note L to the financial statements, the Company has issued a certificate for 5,500,000 shares to Peregrine Properties LLC ("Peregrine") pursuant to a research funding arrangement being funded through escrow. Until Peregrine satisfies its funding obligations, Peregrine will not have beneficial ownership of those shares. However, those shares are deemed issued and outstanding for purposes of the percentage ownership calculations in this table. The 5,500,000 shares represent 14.6% of the total issued and outstanding shares of common stock of the Company as of February 11, 2002. Also, note that subsequent to February 11, 2002, 3,143,800 of the shares were released from escrow to Peregrine. See Note L to the financial statements for a further explanation.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

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

3.2         Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company's
            Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994,and incorporated herein by reference).

10.1        JV Agreement dated as of June 28, 2000, among Medical Discoveries,
            Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced
            Sales Company, Inc.) (filed as Exhibit 10.1 to the Company's
            Quarterly Report on Form 10-QSB for the quarter ended September 30,
            2000, and incorporated herein by reference).

10.2        Mutual Release and Settlement Agreement dated as of November 29,
            2001, among Medical Discoveries, Inc., Harvest Group, L.L.C. and
            Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as
            Exhibit 10 to the Company's Current Report on Form 8-K on December
            15, 2000 and incorporated herein by reference).

10.3        Advisory Agreement dated as of March 26, 2002, between Medical
            Discoveries, Inc. and Euronet International, Inc.*

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

21          Subsidiaries of the Registrant.*

----------------------------
*  Filed herewith.


(b)  REPORTS ON FORM 8-K.

The Company filed a current report on Form 8-K with the Commission on December 6, 2001 relating to the settlement with Harvest Group, L.L.C. discussed in Item 3 above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDICAL DISCOVERIES, INC.


                                        /s/ Judy M. Robinett
                                        ----------------------------------------
                                        Judy M. Robinett
                                        Chief Executive Officer
                                        Date: March 29, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                POSITION                                 DATE
----                                --------                                 ----

/s/ Judy M. Robinett                Chief Executive Officer and Director     March 29, 2002
--------------------------------    (Principal Executive and Financial
Judy M. Robinett                    Officer)


/s/ David R. Walker                 Chairman of the Board of Directors       March 29, 2002
--------------------------------
David R. Walker


                                    Director
--------------------------------
William J. Novick, Jr.  Ph.D.


/s/ Alvin Zidell                    Director                                 April 1, 2002
--------------------------------
Alvin Zidell


                                    Director
--------------------------------
Nilesh Desai, M.D.

                                INDEX TO EXHIBITS

NUMBER      EXHIBIT

3.1 Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2 Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994,and incorporated herein by reference).

10.1 JV Agreement dated as of June 28, 2000, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).

10.2 Mutual Release and Settlement Agreement dated as of November 29, 2001, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as
            Exhibit 10 to the Company's Current Report on Form 8-K on December 15, 2000 and incorporated herein by reference).

10.3 Advisory Agreement dated as of March 26, 2002, between Medical Discoveries, Inc. and Euronet International, Inc.*

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