Form 10QSB
period 2002-03-31
MEDICAL DISCOVERIES INC
filed 2002-05-15
CIK 748790

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

         (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 0-12627

MEDICAL DISCOVERIES, INC.

(Exact name of Small Business Issuer as specified in its charter)

Utah	87-0407858

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

738 Aspenwood Lane, Twin Falls, Idaho 83301

(Address of principal executive offices)

(208) 736-1799

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 3, 2002, there were 35,525,786 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are filed with this report:

Condensed Consolidated Balance Sheet as of March 31, 2002, (unaudited) and December 31, 2001

Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited) and cumulative amounts since inception through March 31, 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 (unaudited) and March 31, 2001 (unaudited) and cumulative amounts since inception through March 31, 2002 (unaudited)

Notes to Unaudited Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2002 (Unaudited) and December 31, 2001

	March 31, 2002	December 31, 2001

Current assets

Cash	$(5,993)	$2,481

Current portion of deferred charges	48,306	48,305

Total current assets	42,313	50,786

Equipment, at cost, net of accumulated depreciation	286	679

Deferred charges, less current portion	48,304	60,381

Total assets	$90,903	$111,846

Current liabilities

Accounts payable	$1,915,800	$1,832,340

Accrued interest	301,961	279,860

Current portion of notes payable	477,717	477,717

Convertible notes payable	848,201	743,200

Total current liabilities	3,543,679	3,333,117

Stockholders’ deficit

Escrow receivable	(227,300)	(227,300)

Additional paid in capital	244,367	159,405

Common stock, no par value, authorized 100,000,000 shares; 34,706,917 shares issued and outstanding at March 31, 2002 and December 31, 2001	10,797,526	10,797,526

Accumulated deficit	(14,267,369)	(13,950,902)

Total stockholders’ deficit	(3,452,776)	(3,221,271)

	$90,903	$111,846

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Periods Ended March 31, 2002 and March 31, 2001, and Cumulative Amounts (Unaudited)

			Cumulative
			Amounts
	For the Three Months		Since
	Ended March 31,		November 20,
			1991 (Date of
	2002	2001	Inception)

Revenues	$—	$—	$134,104

Cost of goods sold	—	—	10,526

Gross profit	—	—	123,578

Research and development expenses	—	—	2,521,741

Inventory writedown	—	—	96,859

Impairment loss	—	—	9,709

License	—	—	1,001,500

General and administrative expenses	294,362	85,365	9,657,017

Operating loss	(294,362)	(85,365)	(13,163,248)

Other income (expense)

Interest income	—	—	23,406

Other income	—	—	268,926

Interest expense	(22,105)	(44,185)	(443,916)

	(22,105)	(44,185)	(151,584)

Loss before income taxes and extraordinary item	(316,467)	(129,550)	(13,314,832)

Income taxes	—	—	—

Forgiveness of debt net of $0 income taxes	—	—	1,235,536

Net loss available to shareholders	$(316,467)	$(129,550)	$(12,079,296)

Net loss per share

Continuing operations	$(0.01)	$(0.00)	$(0.61)

Extraordinary item	—	—	0.06

Net loss per share	$(0.01)	$(0.00)	$(0.55)

Weighted average shares outstanding	34,706,917	32,075,421	21,888,589

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			Amounts
	For the Three Months		Since
	Ended March 31,		November 20,
			1991 (Date of
	2002	2001	Inception)

Cash flows from operating activities

Net loss	$(316,467)	$(129,550)	$(12,867,792)

Adjustments to reconcile net loss to net cash used by operating activities
Common stock options issued for services	84,962	—	2,801,257

Common stock issued for services, expenses, and litigation	—	—	3,825,585

Reduction of escrow receivable from research and development	—	—	272,700

Reduction of legal costs	—	—	(130,000)

Notes payable issued for litigation	—	—	385,000

Depreciation	393	1,329	99,985

Write-off of subscription receivables	—	—	112,500

Impairment loss on assets	—	—	9,709

Loss on disposal of equipment	—	—	30,364

Gain on debt restructuring	—	—	(1,235,536)

Write-off of receivables	—	—	193,965

Changes in assets and liabilities

Deferred charges	12,076	—	(96,610)

Accounts receivable	—	—	(7,529)

Inventory	—	—	—

Other assets	—	—	—

Accounts payable	83,460	(4,601)	1,759,891

Accrued expenses	22,101	44,185	323,442

Net cash used by operating activities	(113,475)	(88,637)	(4,523,069)

Cash flows from investing activities

Purchase of equipment	—	—	(132,184)

Payments received on note receivable	—	—	130,000

Net cash used by investing activities	—	—	(2,184)

Cash flows from financing activities

Contributed equity	—	—	131,374

Issuance of common stock	—	—	3,354,359

Payments on notes payable	—	(25,000)	(206,287)

Proceeds from notes payable	—	130,000	916,613

Payments on convertible notes payable	—	—	(98,500)

Proceeds from convertible notes payable	105,001	—	421,701

Net cash provided by financing activities	105,001	105,000	4,519,260

Net increase (decrease) in cash	(8,474)	16,363	(5,993)

Cash, beginning of period	2,481	19,781	—

Cash, end of period	$(5,993)	$36,144	$(5,993)

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2002

Note 1. Unaudited Interim Financial Statements.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. Certain reclassifications and other corrections for rounding have been made in prior period financial statements to conform to the current period presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Note 2. Going Concern Considerations.

The Company’s recurring losses from the Company’s development-stage activities in current and prior years raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company is attempting to raise additional capital to sustain operations. However, there can be no assurance that these plans will be successful.

Note 3. Commitment Regarding Peregrine Stock.

Peregrine Properties, LLC, a Utah limited liability company (“Peregrine”), has entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies are funded through an escrow agent. As of December 31, 2000, the Company had deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. Through March 31, 2002, Peregrine had funded $275,800 to the escrow, of which $272,700 had been disbursed and recorded as research and development expense on the financial statements of the Company. The remaining $227,300 to be expended under the agreement has been recorded on the balance sheet in equity under the caption escrow receivable. As expenditures are made from the escrow for research and development, the expenses are recorded on the books of the Company with a corresponding reduction in the escrow receivable. Under the original agreement, upon completion of the studies, the escrow agent was to disburse the 5.5 million shares to Peregrine and to disburse the research results to the Company. On March 22, 2002, the parties entered into an agreement the result of which was to partially close the escrow agreement to the extent of Peregrine’s funding to date. On that date, 3,143,800 shares were distributed to Peregrine and all research conducted to date was disbursed to the Company. Additional research is ongoing, which will be funded by the remaining commitment from Peregrine.

Note 4. Settlement of Harvest Dispute.

As of November 14, 2001, the Company settled its ongoing dispute with Harvest Group, L.L.C. (“Harvest”). The settlement provides for the Company to deliver to Harvest a non-interest bearing, convertible promissory note (the “Note”) in the principal sum of $500,000 due on July 8, 2002 (the “Due Date”) in full satisfaction of all current amounts owning on loans from Harvest and all of Harvest’s other claims against the Company. Under the terms of the Note, Harvest’s only recourse if the Company does not satisfy the Note in full by the Due Date is to convert the unpaid principal amount to unregistered shares of common stock of the Company.

Upon the expiration of the Due Date, the principal sum outstanding shall automatically convert to a number of shares of the Company’s common stock equal to a percentage of the total number of shares then issued and outstanding, on a fully-diluted basis (including any unexercised, outstanding stock options or other rights to acquire stock), as follows:

Principal Sum	Percentage of Common
Outstanding	Stock Issued and Outstanding

$1 — 400,000	20%

$400,001 — 450,000	25%

$450,001 — 500,000	30%

For example, if, as of the Due Date, the Company has 33,000,000 shares of common stock issued and outstanding, 2,000,000 options outstanding and not yet exercised, and the principal sum of $410,000 remains unpaid as of the expiration of the Due Date, the Note will convert to 8,750,000 (.25 x 35,000,000) shares of common stock of the Company. Notwithstanding the automatic conversion provisions, Harvest may, in its sole and absolute discretion, suspend the automatic conversion of the Note beyond the Due Date by providing written notice to the Company of such election no fewer than thirty (30) days prior to the Due Date. If Harvest suspends the conversion of the Note, the conversion shall remain suspended indefinitely unless and until Harvest elects to convert the Note by giving the Company at least thirty (30) days’ prior written notice of such election. During any such period of suspension of the automatic conversion of the Note, the Company may pay the principal sum due hereunder in whole or in part.

The Note has been recorded under “current liabilities — convertible notes payable” on the balance sheet.

Note 5. Euronet International Advisory Agreement.

On March 26, 2002, the Company entered into an Advisory Agreement with Euronet International, Inc., a New York City-based business and financial advisory firm. Under the terms of the agreement, Euronet International will seek to initiate a private placement of MDI stock to raise up to $10 million. While details of the private placement have not been finalized, the parties anticipate a preferred stock offering to accredited investors. The Company will need to secure shareholder approval to amend its articles of incorporation before the Company can offer preferred stock. The primary usage of proceeds from the offering will be to retire debt owing to former joint venture partner Harvest Group L.L.C., and to pursue an application with the FDA regarding
MDI-P.

The Advisory Agreement has a 12-month term, subject to early termination by the Company if certain milestones are not satisfied. As of April 25, 2002, Euronet missed the first milestone. The Company, therefore, has the right to terminate the Advisory Agreement. However, to date the Company has not terminated the Advisory Agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze the Company’s consolidated financial condition, liquidity and capital resources, and results of operations. This analysis should be read in conjunction with the financial statements and notes thereto at pages 2 through 7 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (the “2001 10-KSB”).

This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company’s plans, objectives, goals, strategies and financial performance. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this report.

Overview

Medical Discoveries, Inc. (the “Company” or “MDI”) has developed a product (hereafter “MDI-P”) that appears to have the ability to destroy certain viruses, bacteria and fungi, including the HIV virus. MDI-P may also have the ability to kill other infectious agents, possibly including pathogenic fungi and parasites. MDI-P may possibly be used as a sterilizing agent for medical and dental instruments. MDI-P may also potentially be used to remove or inactivate infectious agents in human and animal blood-derived products such as plasma and gamma globulin.

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

Recent Events

Euronet International Advisory Agreement. On March 26, 2002, the Company entered into an Advisory Agreement with Euronet International, Inc., a New York City-based business and financial advisory firm. Under the terms of the agreement, Euronet International will seek to initiate a private placement of MDI stock to raise up to $10 million. While details of the private placement have not been finalized, the parties anticipate a preferred stock offering to accredited investors. The Company will need to secure shareholder approval to amend its articles of incorporation before the Company can offer preferred stock. The primary usage of proceeds from the offering will be to retire debt owing to former joint venture partner Harvest Group L.L.C., and to pursue an application with the FDA regarding MDI-P. The Advisory Agreement is attached as Exhibit 10.3.

Favorable Toxicity Test Results. In January, 2002, the Company received the results of toxicity tests, completed in 2001 by WIL Research Laboratories, demonstrating that MDI-P produced no systemic toxicity in laboratory animal tests used to assess potential problems for human application. These studies were conducted following FDA guidelines and have helped establish that MDI-P is reasonably safe for human phase I and phase II clinical trials.

Results of Operations

Revenues and Gross Profit. The Company booked no revenue for the quarter ended March 31, 2002, nor was any revenue booked for the quarter ended March 31, 2001. The Company does not anticipate booking significant revenues in the near future as it continues to focus on getting products to market.

Operating Expenses and Operating Loss. The Company did not spend any funds on research and development for the quarter ended March 31, 2002, nor were any such funds expended during the same quarter of 2001. The Company’s general and administrative expenses were $294,362 during the first quarter of 2002, as compared to $85,365 during the quarter ended March 31, 2001. This increase was due primarily to an expense associated with stock options granted to the Company’s CEO. As a result of the foregoing, the Company sustained an operating loss of $294,362 for the quarter ended March 31, 2002, as compared with an operating loss of $85,365 for the same period of 2001.

Other Income/Expense and Net Loss. The Company incurred interest expenses of $22,105 for the quarter ended March 31, 2002, as compared with $44,185 in such expenses for the same period of 2001. The decrease in interest expense reflects the election by several of the Company’s noteholders to convert their notes to common stock of the Company. In sum, the Company’s net loss for the first quarter of 2002 was $316,467 or a loss of less than $0.01 per fully diluted share. For the quarter ended March 31, 2001, the Company sustained a net loss of $129,550, also a loss of less than $0.01 per fully diluted share.

Future Expectations. Management expects the Company will operate at a loss for several more years while it continues to study, gain regulatory approval of and commercialize its technologies. If the Company is successful in raising additional capital, the Company will likely spend more during the remainder of 2002 in research and development and general and administrative expenses, and thereby sustain greater resulting losses, than it has in recent years.

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

Management is seeking to raise substantial additional funds in private stock offerings in order to meet its near-term and long-term funding requirements. While management is optimistic that it can raise such funds, the Company has not always been successful in doing so in recent years. Given that the Company is still in an early development stage and does not have revenues from operations, raising equity financing is difficult. In addition, any additional equity financing will have a substantial dilutive effect to the Company’s current shareholders.

Cautionary Statement for Forward Looking Information

Certain information set forth in this report contains “forward-looking statements” within the meaning of federal securities laws. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, and financing needs of the Company and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by the Company from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

The Company’s forward-looking statements are based upon the Company’s current expectations and various assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved or accomplished. The Company’s forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our lack of significant operating revenue to date, our need for substantial and immediate additional capital, the fact that we may dilute existing shareholders through additional stock issuances, the extensive governmental regulation to which we are subject, the fact that our technologies remain unproven, the intense competition we face from other companies and other products, and our reliance upon potentially inadequate intellectual property. Those risks and certain other uncertainties are discussed in more detail in the 2001 10-KSB. There may also be other factors, including those discussed elsewhere in this report, that may cause the Company’s actual results to differ from the forward-looking statements. Any forward-looking statements made by or on behalf of the Company should be considered in light of these factors.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

(c)	The Company sold the following securities since December 31, 2001:

                  (i) $50,000 convertible promissory note dated February 8, 2002, convertible to common stock of the Company at the rate of $0.125 per share.

                  (ii) $55,000 convertible promissory note dated February 22, 2002, convertible to common stock of the Company at the rate of $0.125 per share.

                  (iii) $50,000 convertible promissory note dated April 8, 2002, convertible to common stock of the Company at the rate of $0.125 per share.

                  (iv) $50,000 convertible promissory note dated April 21, 2002, convertible to common stock of the Company at the rate of $0.125 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are furnished as exhibits to this Form 10-KSB. Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

NUMBER	EXHIBIT

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.1	JV Agreement dated as of June 28, 2000, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).

10.2	Mutual Release and Settlement Agreement dated as of November 29, 2001, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on December 15, 2000, and incorporated herein by reference).

10.3	Advisory Agreement dated as of March 26, 2002, between Medical Discoveries, Inc. and Euronet International, Inc. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated herein by reference).

16.1	Letter from Tanner + Co. dated December 15, 2000 (filed as Exhibit 99 to the Company’s Current Report on Form 8-K on December 15, 2000, and incorporated herein by reference).

NUMBER	EXHIBIT

16.2	Letter from Tanner + Co. dated January 4, 2001 (filed as Exhibit 16 to the Company’s Current Report on Form 8-K/A on January 4, 2001, and incorporated herein by reference).

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended March 31, 2002. However, subsequent to quarter-end, on April 15, 2002, the Company filed a Form 8-K disclosing a press release that was released on April 15, 2002 concerning future Company goals.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

/S/ JUDY M. ROBINETT

Judy M. Robinett

Chief Executive Officer

Date: May 15, 2002