Form 10QSB
period 2002-06-30
MEDICAL DISCOVERIES INC
filed 2002-08-14
CIK 748790

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to ___________

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

Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 24, 2002, there were 36,030,119 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are filed with this report:

Condensed Consolidated Balance Sheet as of June 30, 2002, (unaudited) and December 31, 2001

Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited) and cumulative amounts since inception through June 30, 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited) and cumulative amounts since inception through June 30, 2002 (unaudited)

Notes to Unaudited Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2002 (Unaudited) and December 31, 2001

	June 30, 2002	December 31, 2001

Current assets
Cash	$871	$2,481
Current portion of deferred charges	48,304	48,305

Total current assets	49,175	50,786
Equipment, at cost, net of accumulated depreciation	—	679
Deferred charges, less current portion	36,229	60,381

Total assets	$85,404	$111,846

Current liabilities
Accounts payable	$2,176,114	$1,832,340
Accrued interest	280,197	279,860
Current portion of notes payable	394,217	477,717
Convertible notes payable	948,201	743,200

Total current liabilities	3,798,729	3,333,117
Stockholders’ deficit
Escrow receivable	(227,300)	(227,300)
Additional paid in capital	244,367	159,405
Common stock, no par value, authorized 100,000,000 shares; 35,730,119 and 34,706,917 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	11,043,141	10,797,526
Accumulated deficit	(14,773,533)	(13,950,902)

Total stockholders’ deficit	(3,713,325)	(3,221,271)

	$85,404	$111,846

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Periods Ended June 30, 2002 and June 30, 2001, and Cumulative Amounts
(Unaudited)

					Cumulative
					Amounts
	For the Three Months		For the Six Months		Since
	Ended June 30,		Ended June 30,		November 20,
					1991 (Date of
	2002	2001	2002	2001	Inception)

Revenues	$—	$—	$—	$—	$134,104
Cost of goods sold	—	—	—	—	10,526

Gross profit	—	—	—	—	123,578
Research and development expenses	—	—	—	132,300	2,521,741
Inventory writedown	—	—	—	—	96,859
Impairment loss	—	—	—	—	9,709
License	—	—	—	—	1,001,500
General and administrative expenses	385,347	557,163	679,709	642,528	10,042,364

Operating loss	(385,347)	(557,163)	(679,709)	(774,828)	(13,548,595)
Other income (expense)
Interest income	—	—	—	—	23,406
Other income	500	—	500	—	269,426
Interest expense	(121,317)	(45,739)	(143,422)	(89,924)	(565,233)

	(120,817)	(45,739)	(142,922)	(89,924)	(272,401)
Loss before income taxes and extraordinary item	(506,164)	(602,902)	(822,631)	(864,752)	(13,820,996)
Income taxes	—	—	—	—	—
Forgiveness of debt net of $0 income taxes	—	—	—	—	1,235,536

Net loss available to shareholders	$(506,164)	$(602,902)	$(822,631)	$(864,752)	$(12,585,460)

Net loss per share
Continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$(0.62)
Extraordinary item	—	—	—	—	0.06

Net loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$(0.56)

Weighted average shares outstanding	34,706,917	32,075,421	35,035,991	32,325,804	22,204,984

See accompanying notes

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods Ended June 30, 2002 (Unaudited) and June 30, 2001 (Unaudited), and Cumulative Amounts

			Cumulative
			Amounts
	For the Six Months		Since
	Ended June 30,		November 20,
			1991 (Date of
	2002	2001	Inception)

Cash flows from operating activities
Net loss	$(822,631)	$(864,752)	$(13,373,956)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock options issued for services	84,962	—	2,801,257
Common stock issued for services, expenses, and litigation	117,011	64,120	3,942,596
Reduction of escrow receivable from research and development	—	132,300	272,700
Reduction of legal costs	—	—	(130,000)
Notes payable issued for litigation	—	385,000	385,000
Depreciation	679	2,658	100,271
Write-off of subscription receivables	—	—	112,500
Impairment loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Gain on debt restructuring	—	—	(1,235,536)
Write-off of receivables	—	—	193,965
Changes in assets and liabilities
Deferred charges	24,153	—	(84,533)
Accounts receivable	—	—	(7,529)
Inventory	—	—	—
Other assets	—	—	—
Accounts payable	343,774	20,551	2,020,205
Accrued expenses	45,441	89,924	346,782

Net cash used by operating activities	(206,611)	(170,199)	(4,616,205)
Cash flows from investing activities
Purchase of equipment	—	—	(132,184)
Payments received on note receivable	—	—	130,000

Net cash used by investing activities	—	—	(2,184)
Cash flows from financing activities
Contributed equity	—	—	131,374
Issuance of common stock	—	—	3,354,359
Payments on notes payable	—	(35,000)	(206,287)
Proceeds from notes payable	—	200,000	916,613
Payments on convertible notes payable	—	—	(98,500)
Proceeds from convertible notes payable	205,001	—	521,701

Net cash provided by financing activities	205,001	165,000	4,619,260

Net increase (decrease) in cash	(1,610)	(5,199)	871
Cash, beginning of period	2,481	19,781	—

Cash, end of period	$871	$14,582	$871

Supplemental disclosure of non-cash activities
Repayment of accrued interest through issuance of common stock	$45,104	$—
Retirement of notes payable through issuance of common stock	$83,500	$—
Conversion of notes payable to common stock	$—	$19,090

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2002

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

Note 3. Commitment Regarding Peregrine Stock.

Peregrine Properties, LLC, a Utah limited liability company (“Peregrine”), has entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies are funded through an escrow agent. As of December 31, 2000, the Company had deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. Through June 30, 2002, Peregrine had funded $275,800 to the escrow, of which $272,700 had been disbursed and recorded as research and development expense on the financial statements of the Company. The remaining $227,300 to be expended under the agreement has been recorded on the balance sheet in equity under the caption escrow receivable. As expenditures are made from the escrow for research and development, the expenses are recorded on the books of the Company with a corresponding reduction in the escrow receivable. Under the original agreement, upon completion of the studies, the escrow agent was to disburse the 5.5 million shares to Peregrine and to disburse the research results to the Company. On March 22, 2002, the parties entered into an agreement the result of which was to partially close the escrow agreement to the extent of Peregrine’s funding to date. On that date, 3,143,800 shares were distributed to Peregrine and all research conducted to date was disbursed to the Company. Additional research is ongoing, which will be funded by the remaining commitment from Peregrine.

Note 4. Subsequent Event Regarding Conversion of Harvest Note.

As of November 14, 2001, the Company settled its ongoing dispute with Harvest Group, L.L.C. (“Harvest”). Under the settlement, the Company delivered to Harvest a non-interest bearing, convertible promissory note (the “Note”) in the principal sum of $500,000 due on July 8, 2002 (the “Due Date”) in full satisfaction of all current amounts owning on loans from Harvest and all of Harvest’s other claims against the Company. The Note has been recorded under “current liabilities — convertible notes payable” on the June 30, 2002 balance sheet.

Subsequent to June 30, the Company did not repay any portion of the Note as of the Due Date. Therefore, under the terms of the Note, the unpaid principal amount due was automatically converted to the right to receive 17,116,337 unregistered shares of common stock of the Company. Harvest has tendered the original Note to the Company and the Company has instructed its transfer agent to issue a certificate to Harvest.

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

Recent Events

Conversion of Harvest Group Promissory Note. On July 8, 2002, the $500,000 convertible promissory note (the “Note”) made by the Company in favor of Harvest Group, L.L.C. (“Harvest”) automatically converted to the right to receive 17,116,337 unregistered shares of common stock of the Company. The Note was made as of November 14, 2001 to settle previously-reported litigation between Harvest and the Company. The Company did not repay any of the principal amount of the Note as of the maturity date (July 8, 2002), which triggered the Notes’ automatic conversion provision. Harvest has tendered the original Note to the Company and the Company has instructed its transfer agent to issue the shares due. Upon issuance of the 17,116,337 shares, Harvest will own 30% of the outstanding stock of the Company on a fully-diluted basis.

Euronet International Advisory Agreement. As previously reported, on March 26, 2002, the Company entered into an Advisory Agreement with Euronet International, Inc., a New York City-based business and financial advisory firm. The Advisory Agreement had a 12-month term, subject to early termination by the Company if certain milestones are not satisfied. Euronet has failed to achieve any of the milestones and the Company terminated the

Advisory Agreement as of August 8, 2002.

Employment Agreement with Judy Robinett. On or about August 12, 2002, the Company and its CEO, Judy Robinett, entered into an Employment Agreement dated effective May 15, 2002, a copy of which is attached hereto as Exhibit 10.4. Under the terms of the Employment Agreement, Ms. Robinett is due a signing bonus of $200,000 and is to receive a salary of $200,000 per year. Prior to entering into the Employment Agreement, Ms. Robinett’s salary was $180,000 per year.

Adoption of 2002 Stock Incentive Plan. On July 11, 2002, the Company’s Board of Directors adopted the 2002 Stock Incentive Plan, a copy of which is attached hereto as Exhibit 10.5.

Results of Operations

Revenues and Gross Profit. The Company booked no revenue for the quarter ended June 30, 2002, nor was any revenue booked for the quarter ended June 30, 2001. The Company does not anticipate booking significant revenues in the near future as it continues to focus on getting products to market.

Operating Expenses and Operating Loss. The Company did not spend any funds on research and development for the quarter ended June 30, 2002, nor were any such funds expended during the same quarter of 2001. The Company’s general and administrative expenses were $385,347 during the second quarter of 2002, as compared to $557,163 during the quarter ended June 30, 2001. As a result of the foregoing, the Company sustained an operating loss of $385,347 for the quarter ended June 30, 2002, as compared with an operating loss of $557,163 for the same period of 2001. Year-to-date, the Company’s general and administrative expenses and resulting operating loss were $679,709. By comparison, the Company booked $642,528 in general and administrative expenses and $132,300 in research and development expenses resulting in an operating loss of $774,828 in the first 6 months of 2001.

Other Income/Expense and Net Loss. The Company booked $500 of other income and incurred interest expenses of $121,317 for the quarter ended June 30, 2002, as compared with no income and $45,739 in interest expenses for the same period of 2001. The increase in interest expense reflects the need for the Company to use high interest notes to continue operations. In sum, the Company’s net loss for the second quarter of 2002 was $506,164 or a loss of $0.01 per fully diluted share. For the quarter ended June 30, 2001, the Company incurred a net loss of $602,902, a loss of nearly $0.02 per fully diluted share. For the six months ended June 30, 2002, the Company incurred a net loss of $822,631, or $0.02 per fully diluted shares, as compared with a net loss of $864,752 or $0.03 per share for the same period of 2001.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

(c)  The Company sold the following securities during the period covered by this report:

          (i) $50,000 convertible promissory note dated April 8, 2002, convertible to common stock of the Company at the rate of $.125 per share.

          (ii) $50,000 convertible promissory note dated April 21, 2002, convertible to common stock of the Company at the rate of $0.125 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

The following documents are furnished as exhibits to this Form 10-KSB. Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

NUMBER	EXHIBIT

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.1	JV Agreement dated as of June 28, 2000, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).

10.2	Mutual Release and Settlement Agreement dated as of November 29, 2001, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on December 15, 2000, and incorporated herein by reference).

10.3	Advisory Agreement dated as of March 26, 2002, between Medical Discoveries, Inc. and Euronet International, Inc. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.4	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett.*

10.5	2002 Stock Incentive Plan (adopted by the Board of Directors as of July 11, 2002).*

16.1	Letter from Tanner + Co. dated December 15, 2000 (filed as Exhibit 99 to the Company’s Current Report on Form 8-K on December 15, 2000, and incorporated herein by reference).

16.2	Letter from Tanner + Co. dated January 4, 2001 (filed as Exhibit 16 to the Company’s Current Report on Form 8-K/A on January 4, 2001, and incorporated herein by reference).

99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC. /S/ JUDY M. ROBINETT Judy M. Robinett Chief Executive Officer

Date: August 14, 2002

EXHIBIT INDEX

NUMBER	EXHIBIT

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.1	JV Agreement dated as of June 28, 2000, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).

10.2	Mutual Release and Settlement Agreement dated as of November 29, 2001, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on December 15, 2000, and incorporated herein by reference).

10.3	Advisory Agreement dated as of March 26, 2002, between Medical Discoveries, Inc. and Euronet International, Inc. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.4	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett.*

10.5	2002 Stock Incentive Plan (adopted by the Board of Directors as of July 11, 2002).*

16.1	Letter from Tanner + Co. dated December 15, 2000 (filed as Exhibit 99 to the Company’s Current Report on Form 8-K on December 15, 2000, and incorporated herein by reference).

16.2	Letter from Tanner + Co. dated January 4, 2001 (filed as Exhibit 16 to the Company’s Current Report on Form 8-K/A on January 4, 2001, and incorporated herein by reference).

99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.