Form 10QSB
period 2002-09-30
MEDICAL DISCOVERIES INC
filed 2002-11-14
CIK 748790

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to

Commission file number 0-12627

MEDICAL DISCOVERIES, INC.

(Exact name of Small Business Issuer as specified in its charter)

Utah	87-0407858

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   [X]        No   [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2002, there were 54,998,856 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes   [   ]        No   [X]

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are filed with this report:

Condensed Consolidated Balance Sheet as of September 30, 2002, (unaudited) and December 31, 2001

Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited) and cumulative amounts since inception through September 30, 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited) and cumulative amounts since inception through September 30, 2002 (unaudited)

Notes to Unaudited Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
As of September 30, 2002 (Unaudited) and December 31, 2001

	September 30, 2002	December 31, 2001

Current assets
Cash	$535	$2,481
Current portion of deferred charges	48,304	48,305

Total current assets	48,839	50,786
Equipment, at cost, net of accumulated depreciation	—	679
Deferred charges, less current portion	24,152	60,381

Total assets	$72,991	$111,846

Current liabilities
Accounts payable	$2,244,793	$1,832,340
Accrued interest	310,917	279,860
Current portion of notes payable	344,217	477,717
Convertible notes payable	1,048,202	743,200

Total current liabilities	3,948,129	3,333,117
Stockholders’ deficit
Escrow receivable	(227,300)	(227,300)
Additional paid in capital	284,364	159,405
Common stock, no par value, authorized 100,000,000 shares; 37,882,519 and 34,706,917 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	11,171,261	10,797,526
Accumulated deficit	(15,103,463)	(13,950,902)

Total stockholders’ deficit	(3,875,138)	(3,221,271)

	$72,991	$111,846

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Periods Ended September 30, 2002 and September 30, 2001, and Cumulative Amounts
(Unaudited)

					Cumulative
					Amounts
	For the Three Months		For the Nine Months		Since
	Ended September 30,		Ended September 30,		November 20,
					1991 (Date of
	2002	2001	2002	2001	Inception)

Revenues	$1,706	$—	$1,706	$—	$135,810
Cost of goods sold	—	—	—	—	10,526

Gross profit	1,706	—	1,706	—	125,284
Research and development expenses	—	—	—	132,300	2,521,741
Inventory writedown	—	—	—	—	96,859
Impairment loss	—	—	—	—	9,709
License	—	—	—	—	1,001,500
General and administrative expenses	300,808	115,826	980,517	758,354	10,343,172

Operating loss	(299,102)	(115,826)	(978,811)	(890,654)	(13,847,697)
Other income (expense)
Interest income	—	—	—	—	23,406
Other income	—	—	500	—	269,426
Interest expense	(30,828)	(60,639)	(174,250)	(150,563)	(596,061)

	(30,828)	(60,639)	(173,750)	(150,563)	(303,229)
Loss before income taxes and extraordinary item	(329,930)	(176,465)	(1,152,561)	(1,041,217)	(14,150,926)
Income taxes	—	—	—	—	—
Forgiveness of debt net of $0 income taxes	—	—	—	—	1,235,536

Net loss available to shareholders	$(329,930)	$(176,465)	$(1,152,561)	$(1,041,217)	$(12,915,390)

Net loss per share Continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.63)
Extraordinary item	—	—	—	—	0.05

Net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.56)

Weighted average shares outstanding	36,840,449	33,616,830	35,644,087	32,587,327	22,493,369

See accompanying notes

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods Ended September 30, 2002, and September 30, 2001 (Unaudited), and Cumulative Amounts

			Cumulative
			Amounts
	For the Nine Months		Since
	Ended September 30,		November 20,
			1991 (Date of
	2002	2001	Inception)

Cash flows from operating activities
Net loss	$(1,152,561)	$(1,041,217)	$(13,703,886)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock options issued for services	124,959	—	2,841,254
Common stock issued for services, expenses, and litigation	245,131	323,599	4,070,716
Reduction of escrow receivable from research and development	—	132,300	272,700
Reduction of legal costs	—	—	(130,000)
Notes payable issued for litigation	—	385,000	385,000
Depreciation	679	3,307	100,271
Write-off of subscription receivables	—	—	112,500
Impairment loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Gain on debt restructuring	—	—	(1,235,536)
Write-off of receivables	—	—	193,965
Changes in assets and liabilities
Deferred charges	36,230	(102,433)	(72,456)
Accounts receivable	—	—	(7,529)
Accounts payable	412,453	31,798	2,088,884
Accrued expenses	76,161	89,004	377,502

Net cash used by operating activities	(256,948)	(178,642)	(4,666,542)
Cash flows from investing activities
Purchase of equipment	—	—	(132,184)
Payments received on note receivable	—	—	130,000

Net cash used by investing activities	—	—	(2,184)
Cash flows from financing activities
Contributed equity	—	—	131,374
Issuance of common stock	—	—	3,354,359
Payments on notes payable	—	(85,000)	(206,287)
Proceeds from notes payable	—	250,000	916,613
Payments on convertible notes payable	—	—	(98,500)
Proceeds from convertible notes payable	255,002	—	571,702

Net cash provided by financing activities	255,002	165,000	4,669,261

Net increase (decrease) in cash	(1,946)	(13,642)	535
Cash, beginning of period	2,481	19,781	—

Cash, end of period	$535	$6,139	$535

Supplemental disclosure of non-cash activities
Repayment of accrued interest through issuance of common stock	$45,104	—
Retirement of notes payable through issuance of common stock	$83,500	—
Conversion of notes payable to common stock	—	$19,090

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2002

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

Note 3. Commitment Regarding Peregrine Stock.

Peregrine Properties, LLC, a Utah limited liability company (“Peregrine”), has entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies are funded through an escrow agent. As of December 31, 2000, the Company had deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. Through September 30, 2002, Peregrine had funded $275,800 to the escrow, of which $272,700 had been disbursed and recorded as research and development expense on the financial statements of the Company. The remaining $227,300 to be expended under the agreement has been recorded on the balance sheet in equity under the caption escrow receivable. As expenditures are made from the escrow for research and development, the expenses are recorded on the books of the Company with a corresponding reduction in the escrow receivable. Under the original agreement, upon completion of the studies, the escrow agent was to disburse the 5.5 million shares to Peregrine and to disburse the research results to the Company. On March 22, 2002, the parties entered into an agreement the result of which was to partially close the escrow agreement to the extent of Peregrine’s funding to date. On that date, 3,143,800 shares were distributed to Peregrine and all research conducted to date was disbursed to the Company. Additional research is ongoing, which will be funded by the remaining commitment from Peregrine.

Note 4. Subsequent Event Regarding Conversion of Harvest Note.

As of November 14, 2001, the Company settled its ongoing dispute with Harvest Group, L.L.C. (“Harvest”). Under the settlement, the Company delivered to Harvest a non-interest bearing, convertible promissory note (the “Note”) in the principal sum of $500,000 due on July 8, 2002 (the “Due Date”) in full satisfaction of all current amounts owning on loans from Harvest and all of Harvest’s other claims against the Company. The Note has been recorded under “current liabilities — convertible notes payable” on the September 30, 2002 balance sheet.

The Company did not repay any portion of the Note as of the Due Date. Therefore, under the terms of the Note, the unpaid principal amount due was automatically converted to the right to receive 17,116,337 unregistered shares of common stock of the Company, Harvest tendered the original Note to the Company and the Company issued a certificate for 17,116,337 shares to Harvest in October 2002. As of November 12, 2002, the Company had

54,998,856 shares of Common Stock outstanding. Because the certificate for 17,116,337 shares was not outstanding as of September 30, 2002, those shares are not reflected in the loss per share on the income statement or the results of operations discussed in Item 2.

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

Recent Events

Clinical Human Testing. The Company is ready to proceed with offshore clinical human testing of MDI-P once funds for that purpose are raised. The Company has completed all preliminary toxicity testing and pre-clinical efficacy testing necessary to proceed with the offshore clinical human tests. The Company also has received bids from companies capable of manufacturing MDI-P in doses for intravenous administration in patients and from companies that specialize in conducting clinical testing. Once the Company receives funding sufficient to proceed, it can begin manufacturing MDI-P within weeks and anticipates completing the offshore clinical tests within several months. The cost of this process is estimated to be $514,000. If the results of offshore clinical human tests are positive, the Company will file an Investigatory New Drug application with the FDA and seek to commence Phase I clinical human testing in the United States.

Non-Drug Applications for MDI-P. The Company is exploring various non-drug applications for MDI-P as avenues to more quickly get a product or products to market to generate cash to fund operations while the Company proceeds testing of its primary drug product.

Results of Operations

Revenues and Gross Profit. The Company booked $1,706 of revenue for the quarter ended September 30, 2002 on the sale of non-core skin care products manufactured several years ago. The Company did not book any revenue for the quarter ended September 30, 2001. The Company does not anticipate booking significant revenues in the near future as it continues to focus on getting products to market.

Operating Expenses and Operating Loss. The Company did not spend any funds on research and development for the quarter ended September 30, 2002, nor were any such funds expended during the same quarter of 2001. The Company’s general and administrative expenses were $300,808 during the third quarter of 2002, as compared to $115,826 during the quarter ended September 30, 2001. As a result of the foregoing, the Company sustained an operating loss of $299,102 for the quarter ended September 30, 2002, as compared with an operating loss of $115,826 for the same period of 2001. Year-to-date, the Company’s general and administrative expenses and resulting operating loss were $978,811. By comparison, the Company booked $758,354 in general and administrative expenses and $132,300 in research and development expenses resulting in an operating loss of $890,654 in the first nine months of 2001.

Other Income/Expense and Net Loss. The Company booked no other income and incurred interest expenses of $30,828 for the quarter ended September 30, 2002, as compared with no other income and $60,639 in interest expenses for the same period of 2001. In sum, the Company’s net loss for the third quarter of 2002 was $329,930 or a loss of $0.01 per fully diluted share. For the quarter ended September 30, 2001, the Company incurred a net loss of $176,465, a loss of $0.01 per fully diluted share. For the nine months ended September 30, 2002, the Company incurred a net loss of $1,152,561, or $0.03 per fully diluted share, as compared with a net loss of $1,041,217 or $0.03 per share for the same period of 2001.

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

Liquidity and Capital Resources

The Company will require significant additional funding to continue to develop, research and seek regulatory approval of its technologies. In addition, the Company cannot survive, even in the near term, without immediate additional funding for operations. The Company does not currently generate significant cash from operations and has no credit facilities in place or available. Currently, the Company is funding operations through short-term loans from shareholders and others.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

(c)  The Company sold the following securities during the period covered by this report: $50,000 convertible promissory note dated July 1, 2002, convertible to common stock of the Company at the rate of $0.06 per share; and a $50,000 convertible promissory note dated July 8, 2002, convertible to common stock of the Company at the rate of $0.06 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

The following documents are furnished as exhibits to this Form 10-KSB. Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

NUMBER	EXHIBIT

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).
3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).
10.1	JV Agreement dated as of June 28, 2000, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).
10.2	Mutual Release and Settlement Agreement dated as of November 29, 2001, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on December 15, 2000, and incorporated herein by reference).
10.3	Advisory Agreement dated as of March 26, 2002, between Medical Discoveries, Inc. and Euronet International, Inc. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated herein by reference).
10.4	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).
10.5	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).
16.1	Letter from Tanner + Co. dated December 15, 2000 (filed as Exhibit 99 to the Company’s Current Report on Form 8-K on December 15, 2000, and incorporated herein by reference).
16.2	Letter from Tanner + Co. dated January 4, 2001 (filed as Exhibit 16 to the Company’s Current Report on Form 8-K/A on January 4, 2001, and incorporated herein by reference).

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

/S/ JUDY M. ROBINETT Judy M. Robinett Chief Executive Officer

Date: November 14, 2002

CERTIFICATION

I, Judy M. Robinett, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Medical Discoveries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/S/ JUDY M. ROBINETT Judy M. Robinett Chief Executive Officer and principal financial officer