Form 10KSB
period 2002-12-31
MEDICAL DISCOVERIES INC
filed 2003-03-28
CIK 748790

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑     Yes     ☐     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑

      The issuer had revenues of $3,108 for its most recent fiscal year.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of the last business day of the issuer’s most recently completed second fiscal quarter, June 28, 2002, was $2,836,435.

      As of March 24, 2003, the issuer had 55,598,856 shares of Common Stock outstanding.

      Transitional Small Business Disclosure Format (check one):     Yes     ☐     No     ☑

      This report contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Forward-Looking Information and Factors Affecting Future Results” and elsewhere in this report.

PART I

Item 1.     Description of Business

Organizational History

      Medical Discoveries, Inc. (MDI or the Company) was incorporated under the laws of the State of Utah on November 20, 1991. Effective as of August 6, 1992, the Company merged with and into WPI Pharmaceutical, Inc., a Utah corporation (WPI), pursuant to which WPI was the surviving corporation. Pursuant to the MDI-WPI merger, the name of the surviving corporation was changed to Medical Discoveries, Inc. WPI was incorporated under the laws of the State of Utah on February 22, 1984 under the name Westport Pharmaceutical, Inc. Effective as of May 8, 1984, Westport Pharmaceutical, Inc. merged with and into Euripides Technology, Inc., a Utah corporation (Euripides), pursuant to which Euripides was the surviving corporation. Pursuant to the Westport-Euripides merger, the name of the surviving corporation was changed to Westport Pharmaceutical, Inc. Westport Pharmaceutical, Inc. subsequently changed its name to WPI Pharmaceutical, Inc. Euripides was incorporated under the laws of the State of Utah on November 9, 1983.

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

Overview

      We are a development-stage bio-pharmaceutical research company engaged in the research, development and validation of a novel class of drugs, based upon our patented and proprietary electrolysis technologies. We seek to develop active anti-viral, anti-bacterial and anti-fungal agents for a variety of applications, including treatment of HIV/ AIDS.

      We have developed a product, (hereafter MDI-P), which appears to have the ability to destroy certain viruses and bacteria, including the HIV virus. MDI-P may also have the ability to kill other infectious agents, possibly including pathogenic fungi and parasites. MDI-P may possibly be used in non-pharmaceutical applications such as a sterilizing agent for medical and dental instruments. MDI-P may also potentially be used to remove or inactivate infectious agents in human and animal blood-derived products such as plasma and gamma globulin. We are committed to the pursuit of establishing MDI-P as an effective anti-bacterial, anti-viral and anti-fungal pharmaceutical for in-vitro and in-vivo applications and to developing MDI-P as an effective liquid chemical sterilant for a variety of applications.

      Our highest priority is to develop and commercialize MDI-P as a pharmaceutical for the treatment of HIV/ AIDS. Subject to additional funding, we are in the process of completing preparatory testing and steps necessary to seek approval of the Food and Drug Administration (FDA) for MDI-P as an HIV/ AIDS treatment. We have completed in-vitro efficacy testing and toxicity testing on animals. We next seek to test MDI-P in a controlled, independent off-shore clinical trial of human AIDS patients. If that clinical testing is successful, we intend to submit an Investigatory New Drug (IND) application with the FDA, the approval of which would allow us to begin human clinical testing of MDI-P in the United States. Our ultimate objective for MDI-P’s pharmaceutical applications is to co-develop MDI-P with or out-license or sell the technology to a member of the global pharmaceutical industry at some point following the approval of our IND application.

      To date, we have not generated significant revenues from operations or realized a profit. Through December 31, 2002, we had incurred a cumulative net loss since inception of $13,189,720. We are currently attempting to secure capital commitments to finance our pre-IND testing of MDI-P as an HIV/ AIDS pharmaceutical and to otherwise continue research and testing of our technologies in order to secure required approvals to bring products to market. In that we are a development stage company, we will increasingly require additional funding to continue the development of our technology and to finance submittal of our testing and trials to the appropriate regulatory agencies in order to secure approvals for product development and sales.

The Product

      Our only product in development is referred to as MDI-P, which stands for “Medical Discoveries, Inc.-Pharmaceutical.” MDI-P is produced by the electrolysis of saline, using a patented instrument with proprietary electrodes. This solution has a significant oxidation reduction potential due to a mixture of oxidative products resulting from electrolysis.

      Electrolysis is the method whereby a certain type of electric current is passed through a chemical solution. The electrical current causes the chemicals in a saline solution to alter, producing a variety of chemical compounds, such as ozone and hypochlorous acid. Different electrical currents produce different concentrations of these and related chemicals. In published scientific literature, electrolyzed saline solutions have been shown to have an intense anti-microbicidal effect.

      In-vivo (in the body) applications of MDI-P, targeted at treating certain human diseases, would require administration intravenously, orally, nasally or topically as required. In our currently proposed protocol for treating human diseases, this electrolyzed solution would be administered intravenously to a patient in a series of injections over a period of time. In-vitro (outside the body) applications, such as the sterilization of surgical instruments, would involve the washing and/or submersion of the instrument or material in the MDI-P solution.

      During the past nine years, we have conducted a variety of in-vitro(laboratory) testing at the following university and medical research institutions:

Stratton V.A. Medical Center, Albany, New York
Albany Medical College, Albany NY
Indiana University School Of Medicine And Dentistry
University of California, Los Angeles
Baylor College of Medicine and Dentistry, Dallas

      In 1998, MDI initiated in vitro testing, conducted at the Dana-Farber Cancer Institute in Boston, Massachusetts, a major teaching affiliate of the Harvard Medical School. This facility is a National Institute of Health-approved research laboratory which uses the latest techniques for analyzing anti-retroviral (HIV/ AIDS) drugs. The results of this independent testing confirmed that MDI-P achieved destruction of more than 90% of the HIV virus in cell cultures, with no toxicity to the cells.

      In 2000, data and results published by Dr. Aldonna Baltch, M.D., of the Stratton V.A. Medical Center and Albany Medical College, Albany NY, indicated that MDI-P is a potent antibacterial and anti-fungal agent. Dr. Baltch’s work demonstrated that MDI-P was effective in destroying the fungus Candida albicans and Legionella pneumophillia (Legionnaire’s Disease) within 60-seconds of exposure with no evidence of cell toxicity. This work was published in The American Journal of Infection Control in 2000 and as abstracts of the American Society of Microbiology meetings in 1997 and 1998.

      Recent toxicity tests, completed in 2001 by WIL Research Laboratories, demonstrated that MDI-P produced no systemic toxicity in laboratory animal tests used to assess potential problems for human application. These studies were conducted following FDA guidelines and have helped establish that MDI-P is reasonably safe for human clinical trials.

      Additionally, limited human clinical trials involving AIDS patients were performed offshore in Mexico and The Cayman Islands during our early history. The patients in those trials experienced a significant reduction in their levels of HIV and a significant increase in their T-cell counts with no apparent side effects. Those trials were not conducted under formal protocols, so the resulting data carries no scientific weight. Nevertheless, those tests provide some anecdotal corroboration of the in-vitro and animal testing outlined above.

      All of these tests have demonstrated that MDI-P has broad spectrum anti-viral, anti-fungal and anti-bacterial characteristics. We believe that MDI-P may offer new hope to patients in the fields of anti-bacterial and anti-fungal applications, where side effects and cost pressures are issues.

Application of MDI-P to HIV/ AIDS

      Overview. Certain of the independent research outlined above has revealed that MDI-P is capable of rapidly killing HIV upon direct contact and preventing infection of cells in a cell culture. In addition, MDI-P is capable of rapidly killing the HIV virus in an acutely infected cell line. Furthermore, the destruction of the HIV virus by MDI-P does not require any additional combination of drugs. When compared to currently available anti-retroviral drugs, this is a significant clinical and economic advance. Our research indicates that MDI-P may be effective in safely destroying the HIV virus in humans.

      Background of HIV/ AIDS. Acquired immunodeficiency syndrome (AIDS), which is caused by the human immunodeficiency virus (HIV), is a condition that destroys the body’s immune system thus making the body vulnerable to viral and bacterial infections. HIV is a retrovirus, meaning its genetic information is encoded by RNA instead of DNA. It spreads through the body by invading host cells and using the cells’ own protein synthesis capability to replicate. As the virus replicates, it slowly destroys the immune system by infecting and killing T lymphocytes, so-called “T cells”.

      AIDS has become the most devastating disease the world has ever faced. According to the December 2002 AIDS Epidemic Update by the Joint United Nations Programme on HIV/ AIDS and World Health Organization, there are an estimated 42 million people worldwide now living with HIV/ AIDS. An estimated 5 million people were newly infected in 2002 alone and, in that year, 3.1 million people, including 610,000 children under the age of 15, died of AIDS. Fewer than 4% of people in need of HIV treatment in low- and middle-income countries were receiving drugs at the end of 2001. The UN/ WHO projections suggest that an additional 45 million people will become infected with HIV in 126 low- and middle-income countries alone between 2002 and 2010 unless the world succeeds in mounting a drastically expanded, global prevention effort.

      Existing Therapies for HIV. The primary current therapies for HIV are anti-retroviral products falling into three categories: nucleoside reverse transcriptase inhibitors, non-nucleoside reverse transcriptase inhibitors, and protease inhibitors. These therapies are typically taken in combination called Highly Active Antiretroviral Therapy (HAART). HAART is effective in controlling the levels of virus and in increasing the number of T cells. However, these combination therapies are also associated with significant toxicity and viral resistance. As a result, current therapy management is characterized by a set of complex issues: when to initiate therapy, what regimen to use, which drugs within each class to use, and when to change therapies. Due to limitations of chronic use of anti-retroviral drug therapies, guidelines issued by the National Institutes of Health suggest starting these therapies later in the disease. Therefore, a need exists for therapies that are useful early in the disease process, that are non-toxic, that are active against resistant strains and that do not give rise to rapid resistance.

      Benefits of MDI-P. MDI-P appears to have several important characteristics and benefits to both patients and providers alike:

•	MDI-P’s mechanism of action is not accomplished by enzyme inhibition, but rather by direct intra-cellular effects. MDI-P is very rapid in effect and destroys viruses without destroying host cells.

•	MDI-P’s broad-spectrum antiviral effects appear to make it effective against even highly resistant viral strains and not subject to rapid resistance.

•	The destruction of bacterial organisms by exposure to MDI-P does not produce any endotoxins that could have potential harmful effects.

•	MDI-P has low toxic potential and therefore appears safe for patients, medical staff and the environment.

•	MDI-P is relatively cheap and easy to manufacture. MDI-P can be easily and rapidly produced on-site using proprietary hardware and the base components of sterile water, sodium chloride and electricity.

Other Applications for MDI-P

      We have identified numerous other potential target markets for MDI-P. Each contains opportunities for MDI-P to play a major role in existing and new treatments of major diseases and commercial and industrial applications that may represent major advances over current technologies.

Human Use	Other Uses

Viral Infections (via intravenous	Anthrax
administration)	Blood or Blood Product Sterilization
• HIV/AIDS	Instrument Sterilization
• Hepatitis	• Medical, Dental, Epidural
• Ramsey Heart Disease	Indwelling Catheter Sterilization
• Influenza	Surface Disinfectant
Skin Infections (via topical administration)	Aerosol Disinfectant
• Diabetic Foot	• Clean/Safe Room Applications
• Burns	Infection of Live Animal Production Systems
• Cellulitis	Veterinarian Applications
• Laryngeal infections
• Periodontitus
• Wound and surgical tissue repair
Systemic Infections (via intravenous administration)
• Bacterial
• Fungal

      In past years we developed and marketed certain topical skin cleansing and scar tissue treatment products using electrolyzed water similar to our MDI-P technology. While we are not concentrating our business efforts on these products, we still have substantial quantities of inventory of these products and occasionally sell these products.

      In 2002, we explored various non-drug applications for MDI-P as avenues to more quickly get a product or products to market to generate cash to fund operations. While we have not yet found such an application that meets satisfactory criteria, we will continue to explore such possibilities as opportunities arise.

Government Regulations

      Overview. Our use of MDI-P in the treatment of HIV and for other human or in vitro uses is subject to extensive regulation by United States and foreign governmental authorities. These regulations apply not only to the use of MDI-P itself, but also to the manufacture of the electrolysis equipment used to create MDI-P. In particular, pharmaceutical treatments are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA in the United States under the federal Food, Drug and Cosmetic Act and by comparable agencies in most foreign countries. Various federal, state and foreign statutes also govern or influence the manufacture, labeling, storage, record keeping, and marketing of such products. Pharmaceutical manufacturing facilities are also regulated by state, local, and other authorities. Obtaining approval from the FDA and other regulatory authorities for a new drug or treatment may take several years and involve substantial expenditures. Moreover, ongoing compliance with these requirements can require the expenditure of substantial resources. Difficulties or unanticipated costs may be encountered by us in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing MDI-P.

      FDA. The FDA imposes substantial requirements upon and conditions precedent to the introduction of therapeutic drug products, such as MDI-P, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. After testing in animals, an Investigational New Drug, or IND, application must be filed with the FDA to obtain authorization for human testing. When the clinical testing has been completed and analyzed, final manufacturing processes and procedures are in place, and certain other required information is available to the manufacturer, a manufacturer may submit a new drug application, or NDA, to the FDA. No action can be taken to market MDI-P, or any therapeutic drug product, in the United States until an NDA has been approved by the FDA.

      The IND process in the United States is governed by regulations established by the FDA which strictly control the use and distribution of investigational drugs in the United States. The guidelines require that an application contain sufficient information to justify administering the drug to humans, that the application include relevant information on the chemistry, pharmacology and toxicology of the drug derived from chemical, laboratory and animal or in vitro testing, and that a protocol be provided for the initial study of the new drug to be conducted on humans.

      In order to conduct a clinical trial of a new drug in humans, a sponsor must prepare and submit to the FDA a comprehensive IND. The focal point of the IND is a description of the overall plan for investigating the drug product and a comprehensive protocol for each planned study. The plan is carried out in three phases: Phase I clinical trials, which involve the administration of the drug to a small number of healthy subjects to determine safety, tolerance, absorption and metabolism characteristics; Phase II clinical trials, which involve the administration of the drug to a limited number of patients for a specific disease to determine dose response, efficacy and safety; and Phase III clinical trials, which involve the study of the drug to gain confirmatory evidence of efficacy and safety from a wide base of investigators and patients.

      Phase I testing typically takes at least one year, Phase II trials typically take from 1 1/2 to 2 1/2 years, and Phase III trials generally take from 2 to 5 years to complete. We can give no assurance that Phase I, Phase II or Phase III testing for MDI-P will be completed successfully within any specified time period, if at all. Furthermore, the FDA may suspend clinical trials at any time if the patients are believed to be exposed to a significant health risk.

      An investigator’s brochure must be included in the IND and the IND must commit the sponsor to obtain initial and continual review and approval of the clinical investigation. A section describing the composition, manufacture and control of the drug substance and the drug product is included in the IND. Sufficient information is required to be submitted to assure the proper identification, quality, purity and strength of the investigational drug. A description of the drug substance, including its physical, chemical, and biological characteristics, must also be included in the IND. The general method of preparation of the drug substance must be included. A list of all components including inactive ingredients must also be submitted. There must be adequate information about pharmacological and toxicological studies of the drug involving laboratory animals or in vitro tests on the basis of which the sponsor has concluded that it is reasonably safe to conduct the proposed clinical investigation. Where there has been widespread use of the drug outside of the United States or otherwise, it is possible in some limited circumstances to use well documented clinical experience as a substitute for other pre-clinical work.

      The FDA typically takes several months to consider and act on an IND application. We can give no assurance that our IND application will be approved or, if approved, the length of FDA approval time.

      After the FDA approves the IND, the investigation is permitted to proceed, during which the sponsor must keep the FDA informed of new studies, including animal studies, make progress reports on the study or studies covered by the IND, and also be responsible for alerting FDA and clinical investigators immediately of unforeseen serious side effects or injuries.

      When all clinical testing has been completed and analyzed, final manufacturing processes and procedures are in place, and certain other required information is available to the manufacturer, a manufacturer may submit an NDA to the FDA. An NDA must be approved by the FDA covering the drug before its manufacturer can commence commercial distribution of the drug. The NDA contains a section describing the clinical investigations of the drug which section includes, among other things, the following: a description and analysis of each clinical pharmacology study of the drug; a description and analysis of each controlled clinical study pertinent to a proposed use of the drug; a description of each uncontrolled clinical study including a summary of the results and a brief statement explaining why the study is classified as uncontrolled; and a description and analysis of any other data or information relevant to an evaluation of the safety and effectiveness of the drug product obtained or otherwise received by the applicant from any source foreign or domestic. The NDA also includes an integrated summary of all available information about the safety of the drug product including pertinent animal and other laboratory data, demonstrated or potential adverse effects of the drug, including clinically significant potential adverse effects of administration of the drug contemporaneously with the administration of other drugs and other related drugs. A section is included describing the statistical controlled clinical study and the documentation and supporting statistical analysis used in evaluating the controlled clinical studies.

      Another section of the NDA describes the data concerning the action of a drug in the human body over a period of time and data concerning the extent of drug absorption in the human body or information supporting a waiver of the submission of such data. Also included in the NDA is a section describing the composition, manufacture and specification of the drug substance including the following: a full description of the drug substance, its physical and chemical characteristics; its stability; the process controls used during manufacture and packaging; and such specifications and analytical methods as are necessary to assure the identity, strength, quality and purity of the drug substance as well as the availability of the drug products made from the substance. NDAs contain lists of all components used in the manufacture of the drug product and a statement of the specifications and analytical methods for each component. Also included are studies of the toxicological actions of the drug as they relate to the drug’s intended uses.

      The data in the NDA must establish that the drug has been shown to be safe for use under its proposed labeling conditions and that there is substantial evidence that the drug is effective for its proposed use(s). Substantial evidence is defined by statute and FDA regulation to mean evidence consisting of adequate and well-controlled investigations, including clinical investigations by experts qualified by scientific training and experience, to evaluate the effectiveness of the drug involved. We can give no assurance that even if we complete clinical testing that our NDA will be approved.

      Currently, we have not completed all testing required to prepare and submit an IND to the FDA and we do not have the financial resources necessary to do so. See “Commercialization Strategy” below.

      Other Regulations. Other product applications which may be developed for MDI-P could require regulatory approvals from other governmental agencies, such as the Environmental Protection Agency pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act and the Toxic Substances Control Act, and other present and potential federal, state and local regulations. These approvals can involve considerable money, time and effort and do not, in and of themselves, guarantee any commercial success for the product applications approved.

Commercialization Strategy

      Our highest priority is to develop and commercialize MDI-P as a pharmaceutical for the treatment of HIV/AIDS. We have completed much of the preliminary work necessary for an IND application, including testing in chemistry and composition, microbiology, toxicity in animals and efficacy in vitro. We intend to conduct the following additional tests prior to submitting the IND application:

•	Chemical Manufacturing and Control (CMC). Prior to human clinical testing, two CMC tests will be conducted which seek to establish the stability of the product as well as to manufacture MDI-P in a controlled manner administrable as an injectable drug. We have sought bids for the CMC work from and intend to engage the following contractors for the CMC work: Dr. David J. Fisher of Goodwin Biotechnology to manufacture clinical trial batches, vial the drug, complete instrumentation and do chemical and biological analysis; and Dr. Jeanne Martain of James River Laboratory to perform stability testing. Charles River and Goodwin Biotechnology Laboratories are FDA-approved facilities. The CMC tests will be coordinated by Dr. Robert Mastico, a member of our Scientific Advisory Board and an expert in CMC for pharmaceuticals.

•	Offshore Clinical Human Testing. If the CMC testing proves positive, we will engage a contract research organization to conduct offshore clinical trials of MDI-P on AIDS patients. Dr. Bruce Dezube, a member of our Scientific Advisory Board, has written the protocol for these tests. We have sought a bid from and intent to engage PharmaResearch as the contract research organization for the offshore tests. PharmaResearch has an excellent reputation in the HIV/ AIDS market, with 45 researchers who have done testing on 15 of the last 20 HIV treatments to be approved by the FDA. PharmaResearch’s bid is for the testing to be conducted in the Dominican Republic under the supervision of a physician with extensive HIV/ AIDS experience.

      If the offshore clinical trials prove positive, we will proceed immediately to complete and submit an IND application, which will be written under the supervision of Dr. Dezube. According to our current bids for the CMC and offshore clinical testing, we anticipate the IND can be completed by approximately June 2004 at a cost of approximately $805,000 (excluding overhead and operating expenses).

      Our ultimate objective for MDI-P’s pharmaceutical applications (including HIV/ AIDS) is to co-develop with or out-license or sell the technology to a member of the global pharmaceutical industry at some point following the approval of our IND application. The point at which we seek to partner with or license or sell to the pharmaceutical industry is dependent on many things, including the results of the offshore trials, our financial resources, and the apparent market for MDI-P.

      Currently we do not have sufficient financial resources to implement our commercialization strategy or even to begin the CMC testing. We are seeking additional investment capital for this purpose. If we do not receive adequate capital in the next 60 days to commence the testing, we will not hit our IND completion estimate of June 2004 and the actual cost may also be higher than estimated due to expiration of bids.

Competition

      The biotechnology and pharmaceutical industries are characterized by rapidly evolving technologies and intense competition. Our competitors include major pharmaceutical, chemical, and specialized biotechnology companies, many of which have financial, technical, and marketing resources significantly greater than ours. Fully integrated pharmaceutical companies, due to their expertise in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing, as well as their substantially greater financial and other resources, may be our most formidable competitors. In addition, acquisitions by such pharmaceutical companies could enhance the financial and marketing resources of smaller competitors. Furthermore, colleges, universities, governmental agencies, and other public and private research organizations will continue to conduct research and possibly market competitive commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also will compete with us in recruiting and retaining highly qualified scientific personnel.

      If and when we obtain regulatory approval for any of the uses of MDI-P which require them, we must then compete for acceptance in the marketplace. Given that such regulatory approval, especially in the United States, may take a number of years, the timing of the introduction of MDI-P and other products to the market is critical. Other safe and effective drugs and treatments may be introduced into the market prior to the time that we are able to obtain approval for the commercialization of MDI-P. In addition, even after such regulatory approval is obtained, competition among products approved for sale may be affected by, among other things, product efficacy, safety, reliability, availability, price, and patent position. There can be no assurance that MDI-P will be competitive if and when introduced into the marketplace for any of its possible uses.

Competitive Business Position

      We are aware of other companies who may be developing similar technologies and products for markets in which we may pursue product development and revenue. We are continuing to monitor and learn about these companies and technologies, in that they may provide opportunities to develop key relationships that will enhance our understanding and development of these technologies and assist us to enter worldwide markets in the future, either separately or in strategic alliance with several of these companies. None of these companies is seen as an immediate competitor to our stated strategy.

      The HIV/ AIDS market, our highest priority for commercialization, is intensely competitive and rapidly changing. There are approximately 20 drugs currently approved by the FDA for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products for HIV treatment. Although we believe there is a significant future market for HIV/ AIDS therapies and we believe MDI-P offers competitive advantages over existing therapies, even if MDI-P is approved for sales, we will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products for HIV/ AIDS treatment developed by our competitors, principally including GlaxoSmithKline, Merck & Co., Bristol-Myers Squibb and Abbott Laboratories, will not be more effective or more effectively marketed and sold than our technology.

      Electrolyzed water, sometimes called function water, has received rapid and intense attention in Japan. In support of this technology, the Japanese government has established a special organization to study applications for this technology. The name for this organization is the Function Water Foundation. Japan currently has as many as 35 separate companies developing products to make the benefits of function water available for a wide variety of applications.

      Other markets that we are considering for product development are medical instrument sterilization and sterilization for animal products production. We suspect that several other companies have similar interests in these markets.

Patents

      Our patents and resulting intellectual properties now span more than a decade of research and development. We hold eight United States Patents and two Japanese patents on our core technologies. The US Patents are identified and have been awarded by the U.S. Patent Office under the following Notifications:

Patent No. 5,334,383 “Electrically Hydrolyzed Salines As In Vivo Microbicides For Treatment Of Cardiomyopathy And Multiple Sclerosis,” issued in 1994 and valid until 2011.

Patent No. 5,507,932 “Apparatus For Electrolyzing Fluids,” issued in 1996 and originally valid through 2014.

Patent No. 5,560,816 “Method For Electrolyzing Fluids,” issued in 1996 and valid through 2016.

Patent No. 5,622,848 “Electrically Hydrolyzed Saline Solutions As Microbicides For In Vitro Treatment Of Contaminated Fluids Containing Blood,” issued in 1997 and valid through 2014.

Patent No. 5,674,537 “An Electrolyzed Saline Solution Containing Concentrated Amounts Of Ozone And Chlorine Species,” issued in 1997 and valid through 2015.

Patent No. 5,731,008 “Electrically Hydrolyzed Salines As Microbicides,” issued in 1998 and valid through 2016.

Patent No. 6,007,686 “System For Electrolyzing Fluids For Use As Antimicrobial Agents,” issued in 1999 and valid through 2016.

Patent No. 6,117,285 “System For Carrying Out Sterilization Of Equipment,” issued in 2000 and valid through 2017.

Research and Development

      During the fiscal year ended December 31, 2001, we spent $132,300 on research and development of MDI-P. During fiscal 2002, we had no research and development expenditures due to lack of funds. As outlined in more detail in “Commercialization Strategy” above, we are seeking additional capital to proceed with testing of MDI-P as an HIV/ AIDS pharmaceutical. From inception through December 31, 2002, we have recorded $2,521,741 in research and development expenses. The Company intends actively to pursue and expand its research effort as funds will allow.

Employees

      We currently have no statutory employees. Judy M. Robinett, MDI’s President and CEO, is an independent contractor. We have engagements with a number of consultants for communications, investor relations, website development, accounting and other services.

Scientific Advisory Board

      We have a scientific advisory board consisting of the following individuals:

      Bruce I. Dezube, M.D. Dr. Dezube is the Director of AIDS Oncology at Beth Israel Deaconess Medical Center in Boston, Massachusetts and is an Associate Professor of Medicine at Harvard Medical School. Dr. Dezube received his M.A. from Harvard University and his M.D. from Tufts University. He was a research fellow in hematology and oncology and is board certified in internal medicine, hematology and oncology. Dr. Dezube is a member of the AIDS Clinical Trial Group where he is Principal Investigator in seven studies involving the testing and evaluation of interferon and newer anti-HIV drugs. Additionally, Dr. Dezube has been involved in industry-sponsored studies of other anti-HIV agents, assisting with required FDA approvals. In one such action, Dr. Dezube assisted Fuji Immuno Pharmaceuticals, Inc. in receiving the quickest FDA approval for Phase I clinical trials ever granted an HIV drug.

      Robert A. Mastico, Ph.D. Dr. Mastico is a biochemist with an independent consulting practice. He received his Ph.D. from the University of Leeds in genetic biochemistry. He has fifteen years experience in the fields of biotheapeutics and pharmaceutical production. Dr. Mastico specializes in the chemistry, manufacturing and control of new drug substances. He has successfully submitted at least three new IND applications to the FDA in each of the past few years, handling the chemical manufacturing and control section for investigational therapeutics.

      William J. Novick, Jr., Ph.D. Dr. Novick received his Ph.D. from Duke University in physiology and pharmacology, with a minor in biochemistry. He was Senior Pharmacologist at Smith Kline & French Laboratories, and also held key positions as Manager of Pharmacology at William H. Rorer, and Senior Director, International Product Development at Hoechst-Roussel Pharmaceuticals, Inc. While at Hoechst, Dr. Novick was responsible for the development and FDA approvals of chemotherapeutic agents including antibiotics and HIV drugs.

Recent Developments

      Resignation of Dr. Novick. On February 25, 2003, William J. Novick, Jr., Ph.D. tendered his resignation as a Director of MDI. Our Board of Directors accepted Dr. Novick’s resignation on March 6, 2003. Dr. Novick will remain on our Scientific Advisory Board.

      Receipt of Operating Capital. Since October 2002, we have received $425,000 in operating capital from the placement of short-term notes through The Olympus Group, a 22-year old privately held investment advisory company.

      Conversion of Harvest Group Note. As of November 29, 2001, we settled our previously-reported dispute with Harvest Group, L.L.C. (“Harvest”). Pursuant to the settlement, we delivered to Harvest a non-interest bearing, convertible promissory note (the “Note”) in the principal sum of $500,000 due on July 8, 2002 (the “Due Date”) in full satisfaction of all current amounts owning on loans from Harvest and all of Harvest’s other claims against us. We failed to make any payments under the Note on or before the Due Date. As a result, the principal sum outstanding under the Note automatically converted to 17,116,337 unregistered shares of our common stock.

Item 2.     Description of Property

      We do not currently own or lease any real property. Currently, we operate out of the President and CEO’s home office as our address of record. We do not pay any rent to the President and CEO.

Item 3.     Legal Proceedings

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Market Information

      Our common stock is traded on the NASD OTC Bulletin Board under the symbol “MLSC.” The following table sets forth the range of bid quotations for our common stock for the quarters indicated according to data provided by The NASDAQ Stock Market, Inc. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

Fiscal Year Ended December 31, 2002	High Bid	Low Bid

First Quarter	$0.250	$0.095
Second Quarter	0.450	0.075
Third Quarter	0.105	0.035
Fourth Quarter	0.075	0.045

Fiscal Year Ended December 31, 2001	High Bid	Low Bid

First Quarter	Unknown	Unknown
Second Quarter	$0.145	$0.085
Third Quarter	0.170	0.095
Fourth Quarter	0.210	0.115

      During much of January, February and March, 2001, no public market (as defined in Item 10(b)(2) of Regulation S-B) existed for our common stock. During that period, bid and ask quotations were not posted to the OTC Bulletin Board or published in the Pink Sheets. As of mid-March, 2001, bid and ask quotations in our common stock were again published in the Pink Sheets and as of April 11, 2001, bid and ask quotations in our common stock were again posted to the OTC Bulletin Board.

Shareholders

      The approximate number of shareholders of record of our common stock as of March 24, 2003 was 1,294. This number does not include shareholders whose shares are held in securities position listings.

Dividends

      We have not paid any cash dividends on our common stock in the last two fiscal years and do not anticipate paying dividends in the foreseeable future. We presently intend to retain future earnings for financing our growth and expansion.

Unregistered Sales of Securities

      We sold the following unregistered securities in the past three years. None of the sales involved an underwriter. We believe these sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the sales did not involve a public offering.

•	$200,000 secured promissory note dated February 20, 2003, bearing interest at the rate of 15%, 12% of which is payable in cash and 3% of which is payable in common stock at a rate equal to the 15-day average market price determined at the date of maturity.

•	$25,000 secured promissory note dated October 25, 2002, bearing interest at the rate of 15%, 12% of which is payable in cash and 3% of which is payable in common stock at a rate equal to the 15-day average market price determined at the date of maturity.

•	$125,000 secured promissory note dated October 24, 2002, bearing interest at the rate of 15%, 12% of which is payable in cash and 3% of which is payable in common stock at a rate equal to the 15-day average market price determined at the date of maturity.

•	$50,000 secured promissory note dated October 24, 2002, bearing interest at the rate of 15%, 12% of which is payable in cash and 3% of which is payable in common stock at a rate equal to the 15-day average market price determined at the date of maturity.

•	$50,000 unsecured convertible promissory note dated July 8, 2002, bearing interest at the rate of 18%, convertible to common stock of the Company at the rate of $0.06 per share.

•	$50,000 unsecured convertible promissory note dated July 1, 2002, bearing interest at the rate of 18%, convertible to common stock of the Company at the rate of $0.06 per share.

•	$50,000 unsecured convertible promissory note dated April 21, 2002, bearing interest at the rate of 18%, convertible to common stock of the Company at the rate of $0.125 per share.

•	$50,000 unsecured convertible promissory note dated April 8, 2002, bearing interest at the rate of 18%, convertible to common stock of the Company at the rate of $.125 per share.

•	$55,000 unsecured convertible promissory note dated February 22, 2002, bearing interest at the rate of 18%, convertible to common stock of the Company at the rate of $0.125 per share.

•	$50,000 unsecured convertible promissory note dated February 8, 2002, bearing interest at the rate of 18%, convertible to common stock of the Company at the rate of $0.125 per share.

•	On December 20, 2001, the Company sold 160,000 shares of common stock to Ferret Resources at $0.15 per share for total proceeds of $24,000.

•	On August 30, 2001, the Company sold 500,000 shares of common stock to Ferret Resources at $0.15 per share for total proceeds of $75,000.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources, and results of operations. This analysis should be read in conjunction with the financial statements and notes thereto at pages 17 through 30.

      This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information and Factors Affecting Future Results” below and elsewhere in this report.

Results of Operations

      Revenues and Gross Profit. For the year ended December 31, 2002, we booked revenues of $3,108 from isolated sales of our skin care product inventory. By comparison, we booked no revenues in 2001. In past years we developed and marketed certain topical skin cleansing and scar tissue treatment products using electrolyzed water similar to our MDI-P technology. While we are not concentrating our business efforts on these products, we still have substantial quantities of inventory of these products and occasionally sell these products. These products are not part of our current commercialization strategy and we anticipate only minor, isolated sales of such products. As we continue to pursue pre-IND testing of MDI-P as a pharmaceutical for the treatment of HIV/ AIDS as well as other pre-commercialization testing of our technologies, we do not anticipate booking significant revenues in the near future.

      Because we wrote off the remaining value of our skin care product inventory as impaired in 2000, we booked no cost of goods sold against our 2002 revenues. Therefore, our gross profit on these sales for fiscal 2002 was $3,108.

      Operating Expenses and Operating Loss. We had no research and development expenses during the year ended December 31, 2002, as compared with $132,300 for the same period in 2001. We are currently seeking funding to continue research and development of our product, MDI-P. Our general and administrative expenses were $1,217,634 in 2002, as compared with $1,247,302 during the year ended December 31, 2001. The largest category of general and administrative expense was accrued compensation of $493,336 to our President and CEO pursuant to her new employment contract adopted in 2002. (See Part III, Item 10 below.) We also recorded a non-cash charge of $332,236 for stock issued for services and interest. As a result of the foregoing, we sustained an operating loss of $1,214,526 for the year ended December 31, 2002, as compared with a loss of $1,379,602 for the same period of 2001.

      Other Income/ Expense and Net Loss. We incurred interest expenses of $212,365 in 2002, as compared with $150,056 in such expenses in 2001. Our interest expenses have increased as we have continued to finance operations with relatively short-term, high-interest debt. In sum, our net loss for 2002 was $1,426,891, or a loss of approximately $0.04 per fully diluted share. In 2001, we sustained a net loss of $1,529,658, or a loss of approximately $0.05 per fully diluted share.

      Income Taxes. We have a net operating loss carryforward of approximately $10,210,000. Due to our operating condition, the net operating loss has been fully offset with a valuation allowance resulting in no deferred tax asset. See Note E to the Financial Statements for a further explanation of this analysis.

      Future Commitment and Expectations. We expect to operate at a loss for several more years while we continue to study, gain regulatory approval of and commercialize our technologies. If we are successful in raising additional capital, we will likely spend more in 2003 in research and development and general and administrative expenses, and thereby sustain greater resulting losses, than we have in recent years.

      Recently Issued Accounting Statements. In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 slightly changes and clarifies the accounting for the extinguishment of long-term debt and eliminates inconsistency between the required accounting for sale-leaseback transactions.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 changes the accounting for costs associated with exit or disposal activities. SFAS 146 will be effective for exit or disposal activities entered into after December 31, 2002 although earlier adoption is permitted.

      In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. SFAS 147 is effective for acquisitions on or after October 1, 2002.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 modifies the provisions for transition from the intrinsic value method to the fair value method of accounting for stock options and modifies disclosure requirements relating to stock options.

      We do not believe that the adoption of these accounting standards will have any material effect on our financial statements.

Liquidity and Capital Resources

      As of December 31, 2002, we had only $14,555 in cash and had a working capital deficit of $3,619,544. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes. We will require significant additional funding to continue to develop, research and seek regulatory approval of our technologies. In addition, we cannot survive, even in the near term, without immediate additional funding for operations. We do not currently generate any cash from operations and have no credit facilities in place or available. Currently, we are funding operations through short-term loans from shareholders and others.

      We are seeking to raise substantial additional funds in private stock offerings in order to meet our near-term and mid-term funding requirements. While we are optimistic that we can raise such funds, we have not always been successful in doing so in recent years. Given that we are still in an early development stage and do not have revenues from operations, raising equity financing is difficult. In addition, any additional equity financing will have a substantial dilutive effect to our current shareholders.

      Pursuant to our commercialization strategy, we estimate we will need to expend $805,000 in research and development to file an IND application with the FDA for MDI-P as an HIV/ AIDS therapy. (See “Description of Business — Commercialization Strategy” above.) In addition, we estimate we will need to expend an additional $900,000 to $1,100,000 in debt service and general and administrative costs between now and when we hope to file the IND in June 2004. Therefore, we have a need for between $1.7 and $1.9 million to advance our highest priority target, HIV/ AIDS, to the next development milestone.

      Once our IND application is submitted, and assuming it is approved, we will need additional capital to initiate Phase I clinical trials and progress through FDA clinical testing toward the end of a drug that is approved for marketing and sales. We estimate the cost to complete Phase I and Phase II clinical trials to be several million dollars and the cost to complete Phase III testing and obtain approval of an NDA to be in the tens of millions of dollars.

      While our ability to obtain financing may improve in the event our IND application is approved, we cannot give assurances that we will have the access to the significant capital required to take a drug through regulatory approvals and to market. We think it is more likely that at some point following approval of an IND application we will seek a partner in the global pharmaceutical industry to help us co-develop, license, or even purchase some or all of our technologies.

Cautionary Statement for Forward Looking Information and Factors Affecting Future Results

      Certain information set forth in this report contains “forward-looking statements” within the meaning of federal securities laws. Forward looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, and financing needs and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by us from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by us or on our behalf, are also expressly qualified by these cautionary statements.

      Our forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectations, beliefs and projections will result or be achieved or accomplished. Our forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events. There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this report. In addition to the other factors and matters discussed elsewhere in this report, the following factors are among the factors that could cause actual results to differ materially from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.

      We Have Not Generated Significant Operating Revenues or Any Profits and May Continue to Operate at a Loss. We are a development stage company. To date, we have not generated significant revenues from operations or realized a profit. We have experienced a loss from operations in every fiscal year since our inception. Our losses from operations in 2001 were $1,379,602 and losses from operations in 2002 were $1,214,526. We will likely continue to experience a net operating loss until, and if, we can fully commercialize our technologies. We are presently investing all of our resources in the testing, development and commercialization of MDI-P and our other technologies. There can be no assurance that MDI-P, our other technologies, or any other project undertaken by us will ever enable us to generate consistent revenues from operations. Even if our technologies begin generating revenues, the revenues may not exceed the costs of research, development, testing, regulatory approval and other costs. Accordingly, we may not ever realize a profit from operations.

      We May Not Be Able to Raise Sufficient Capital to Meet Present and Future Obligations. As of December 31, 2002, our current liabilities exceeded our current assets by $3,619,544 and we had cash of only $14,555. We need additional capital immediately in order to satisfy current liabilities and meet basic operational needs. We also will need substantial additional capital to fund regulatory approvals and to fully commercialize our technologies. We do not anticipate that revenues will satisfy these capital requirements. Furthermore, we may not to be able to obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital. Factors affecting the availability and price of capital may include, without limitation, the following: (1) market factors affecting the availability and cost of capital generally; (2) our performance; (3) the size of our capital needs; (4) the market’s perception and acceptance of our technologies; and (5) the price, volatility and trading volume of our common shares. If we are unable to obtain sufficient capital or are forced to pay a high price for capital, we may be unable to complete testing, regulatory approval and commercialization of our technologies and may never achieve consistent revenues or profitability. In addition, because of their size, resources and other factors, our competitors may have better access to capital than we do and, as a result, may be able to exploit opportunities more rapidly, easily or thoroughly than we can.

      We May Issue Substantial Amounts of Additional Shares Without Stockholder Approval. Our Articles of Incorporation authorize us to issue up to 100 million shares of common stock. Fewer than 56 million shares are issued now, leaving approximately 44 million shares available for future issuance. All such shares may be issued without any action or approval by our stockholders. We anticipate issuing additional shares in connection with private stock offerings for the purpose of raising capital. The issuance of any additional shares of common stock would further dilute the percentage ownership of MDI held by existing stockholders.

      Our Operations Are and Will Be Subject to Extensive Government Regulation. As more fully discussed in “Description of Business — Government Regulations” above, before MDI-P or any of our other technologies can be used as drugs or in other human applications in the United States, we will need to obtain approval from the Food and Drug Administration. Similar approval is also required in most other countries. FDA approval and the prerequisite testing is time consuming and expensive. Also, many of the applications we are considering for our technology are regulated by the Environmental Protection Agency. The EPA approval process is similarly lengthy and expensive. There can be no assurance that we will attract sufficient capital to fully pursue the regulatory approval process. Even if we do attract sufficient capital, we can make no assurance that we will be successful in achieving approval or, if we do achieve approval, that future revenues will be sufficient to justify the expense of the regulatory approval process.

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

      We Face Intense Competition and Competing Products. As more fully discussed in “Description of Business — Competition” above, competition in the market for MDI-P is intense and will likely further intensify. We are aware of private and government entities that have studied and used MDI-P-like products in Russia and Japan for several years. If MDI-P gains recognition, we anticipate that international pharmaceutical companies will be interested in investing or competing in this market. Our present and future competitors may be able to develop and commercialize technologies quicker than we can. In addition, even if we do successfully commercialize our technologies, there can be no assurance that our products will gain significant market share as we attempt to compete with more traditional anti-viral, anti-bacterial, anti-fungal, disinfectant and sterilization products and methods.

      Our Intellectual Property May Not Be Adequately Protected. It is our policy to protect our intellectual property and proprietary technologies by, among other means, filing patent applications to protect technology that we consider important to the development of our business. We also rely on trade secrets and improvements, unpatented know-how, and continuing technological innovation to develop and maintain our competitive position. Despite our policy to seek patent protection wherever appropriate, there can be no assurance that our patent applications will result in further patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. While we have obtained several United States patents, persons in jurisdictions outside of the United States in which no application has been filed, or which do not honor United States patents, may develop and market infringing technologies. Also, the cost of enforcing patents outside of North America, as well as other obstacles, may limit our ability to enforce any patents outside of the United States. There can also be no assurance that any patent issued to us will not be infringed or circumvented by others or that others will not obtain patents that we would need to license or circumvent. There can be no assurance that licenses, which might be required for our processes or products, would be available on reasonable terms or that patents issued to others would not prevent us from developing and marketing our products. In addition, there can be no assurance that a court of competent jurisdiction would hold our patents valid if issued. To the extent we also rely on unpatented trade secrets, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology.

Item 7.	Financial Statements

FINANCIAL STATEMENTS TABLE OF CONTENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Medical Discoveries, Inc. and Subsidiaries
Boise, Idaho

      We have audited the accompanying consolidated balance sheet of Medical Discoveries, Inc. and Subsidiaries (a development stage company) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception (November 20, 1991) to December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to report on these consolidated financial statements based on our audits. The Company’s financial statements for the period from inception (November 20, 1991) through December 31, 1999 were audited by other auditors whose report, dated March 20, 2000, expressed an unqualified opinion on those statements. The financial statements for the period from inception (November 20, 1991) through December 31, 1999 reflect total revenues and net loss of $150,015 and $9,951,404, respectively, of the related totals. The other auditors’ report has been furnished to us, and our report, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

      In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Medical Discoveries, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, and for the period from inception (November 20, 1991) to December 31, 2002, in conformity with U.S. generally accepted accounting principles.

      The accompanying 2002 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing bio-pharmaceutical research. As discussed in Note B to the financial statements, the stockholders’ deficiency and the operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BALUKOFF, LINDSTROM & CO., P.A.

Boise, Idaho

March 20, 2003

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

December 31, 2002

Current assets
Cash	$14,555
Prepaid expenses	36,261
Current portion of deferred charges	48,305

Total current assets	99,121
Deferred charges, less current portion	12,076

Total assets	$111,197

Current liabilities
Accounts payable	$2,278,038
Accrued interest	348,208
Current portion of notes payable	594,217
Convertible notes payable	498,202

Total current liabilities	3,718,665
Stockholders’ deficit
Escrow receivable	(227,300)
Additional paid in capital	284,363
Common stock, no par value, authorized 100,000,000 shares; 55,598,856 shares issued and outstanding at December 31, 2002	11,713,262
Accumulated deficit	(15,377,793)

Total stockholders’ deficit	(3,607,468)

$111,197

See Accompanying Notes

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002 and 2001, and
Cumulative Amounts Since November 20, 1991 (Date of Inception)

			Cumulative
			Amounts Since
			November 20, 1991
	2002	2001	(Date of Inception)

Revenues	$3,108	$—	$137,212
Cost of goods sold	—	—	10,526

Gross profit	3,108	—	126,686
Research and development expenses	—	132,300	2,521,741
Inventory writedown	—	—	96,859
Impairment loss	—	—	9,709
License	—	—	1,001,500
General and administrative expenses	1,217,634	1,247,302	10,580,289

Operating loss	(1,214,526)	(1,379,602)	(14,083,412)
Other income (expense)
Interest income	—	—	23,406
Other income	—	—	268,926
Interest expense	(212,365)	(150,056)	(634,176)

	(212,365)	(150,056)	(341,844)

Loss before income taxes and extraordinary item	(1,426,891)	(1,529,658)	(14,425,256)
Income taxes	—	—	—
Forgiveness of debt net of $0 income taxes	—	—	1,235,536

Net loss available to shareholders	$(1,426,891)	$(1,529,658)	$(13,189,720)

Net loss per share
Continuing operations	$(0.04)	$(0.05)	$(0.62)
Extraordinary item	—	—	0.05

Net loss per share	$(0.04)	$(0.05)	$(0.57)

Weighted average shares outstanding	40,028,084	33,124,927	23,235,538

See Accompanying Notes

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Period From Date of Inception (November 20, 1991) to December 31, 2002

	Common stock		Additional		Escrow/
			Paid in	Accumulated	Subscription
	Shares	Amount	Capital	Deficit	Receivables	Total

Balance at October 31, 1991	3,500,000	$252,997	$—	$(1,482,514)	$—	$(1,229,517)
Reverse stock split (1 for 2)	(1,750,000)	—	—	—	—	—
Restatement for reverse acquisition of WPI Pharmaceutical, Inc. by Medical Discoveries, Inc.	—	(252,997)	—	252,997	—	—
Shares issued in merger of WPI
Pharmaceutical, Inc. and Medical Discoveries, Inc.	10,000,000	135,000	—	(170,060)	—	(35,060)

Balance at November 20, 1991 (Date of Inception)	11,750,000	135,000	—	(1,399,577)	—	(1,264,577)
Issuance of common stock for cash	200,000	100,000	—	—	—	100,000
Issuance of common stock for services	500,000	250,000	—	—	—	250,000
Issuance of common stock for cash	40,000	60,000	—	—	—	60,000
Net loss to October 31, 1992	—	—	—	(370,398)	—	(370,398)

Balance at October 31, 1992	12,490,000	545,000	—	(1,769,975)	—	(1,224,975)
Net loss two months ended December 31, 1992	—	—	—	(65,140)	—	(65,140)

Balance at December 31, 1992	12,490,000	545,000	—	(1,835,115)	—	(1,290,115)
Issuance of common stock for license	2,000,000	1,000,000	—	—	—	1,000,000
Issuance of common stock for cash	542,917	528,500	—	—	—	528,500
Issuance of common stock for services	251,450	127,900	—	—	—	127,900
Issuance of common stock for $100,000 cash plus services	800,000	400,000	—	—	—	400,000
Net loss	—	—	—	(2,271,999)	—	(2,271,999)

Balance at December 31, 1993	16,084,367	2,601,400	—	(4,107,114)	—	(1,505,714)
Issuance of common stock for cash	617,237	739,500	—	—	—	739,500
Issuance of common stock for services	239,675	239,675	—	—	—	239,675
Cash contributed	—	102,964	—	—	—	102,964
Net loss	—	—	—	(1,223,162)	—	(1,223,162)

Balance at December 31, 1994	16,941,279	3,683,539	—	(5,330,276)	—	(1,646,737)
Issuance of common stock for cash	424,732	283,200	—	—	—	283,200
Issuance of common stock for services	4,333,547	1,683,846	—	—	(584,860)	1,098,986
Issuance of common stock option to satisfy debt restructuring	—	20,000	—	—	—	20,000
Net loss	—	—	—	(1,007,522)	—	(1,007,522)

Balance at December 31, 1995	21,699,558	5,670,585	—	(6,337,798)	(584,860)	(1,252,073)

See Accompanying Notes

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Period From Date of Inception (November 20, 1991) to December 31, 2002

	Common stock		Additional		Escrow/
			Paid in	Accumulated	Subscription
	Shares	Amount	Capital	Deficit	Receivables	Total

Issuance of common stock for cash	962,868	635,000	—	—	(60,000)	575,000
Issuance of common stock for services	156,539	101,550	—	—	—	101,550
Common stock canceled	(1,400,000)	(472,360)	—	—	472,360	—
Issuance of common stock in settlement of obligations	239,458	186,958	—	—	—	186,958
Net loss	—	—	—	(456,466)	—	(456,466)

Balance at December 31, 1996	21,658,423	6,121,733	—	(6,794,264)	(172,500)	(845,031)
Issuance of common stock for services and interest	12,500	3,625	—	—	—	3,625
Issuance of common stock for cash	311,538	135,000	—	—	60,000	195,000
Issuance of common stock in settlement of contract	800,000	200,000	—	—	—	200,000
Issuance of common stock from exercise of options	87,836	21,959	—	—	—	21,959
Issuance of common stock for conversion of notes payable	100,000	25,000	—	—	—	25,000
Net loss	—	—	—	(831,762)	—	(831,762)

Balance at December 31, 1997	22,970,297	6,507,317	—	(7,626,026)	(112,500)	(1,231,209)
Issuance of common stock for cash	2,236,928	650,000	—	—	—	650,000
Issuance of common stock for debt	283,400	56,680	—	—	—	56,680
Issuance of common stock options for services	—	2,336,303	—	—	—	2,336,303
Issuance of common stock for services	683,000	110,750	—	—	—	110,750
Issuance of common stock from exercise of warrants	200,000	200	—	—	—	200
Net loss	—	—	—	(3,481,889)	—	(3,481,889)

Balance at December 31, 1998	26,373,625	9,661,250	—	(11,107,915)	(112,500)	(1,559,165)
Issuance of stock for:
Interest	100,000	30,000	—	—	—	30,000
Cash	13,334	2,000	—	—	—	2,000
Options exercised and waived option price	170,000	24,000	—	—	—	24,000
Options issued for services	—	196,587	—	—	—	196,587
Net loss	—	—	—	(1,031,562)	—	(1,031,562)

Balance at December 31, 1999	26,656,959	9,913,837	—	(12,139,477)	(112,500)	(2,338,140)

See Accompanying Notes

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Period From Date of Inception (November 20, 1991) to December 31, 2002

	Common stock		Additional		Escrow/
			Paid in	Accumulated	Subscription
	Shares	Amount	Capital	Deficit	Receivables	Total

Write-off of subscription receivable	—	—	—	—	112,500	112,500
Issuance of stock for escrow receivable	5,500,000	500,000	—	—	(500,000)	—
Reversal of shares issued	(81,538)	—	—	—	—	—
Research and development costs	—	—	—	—	115,400	115,400
Net loss	—	—	—	(281,767)	—	(281,767)

Balance at December 31, 2000	32,075,421	10,413,837	—	(12,421,244)	(384,600)	(2,392,007)
Issuance of common stock options for services	—	—	159,405	—	—	159,405
Issuance of common stock for cash	660,000	99,000	—	—	—	99,000
Issuance of common stock for services and interest	1,971,496	284,689	—	—	—	284,689
Research and development costs	—	—	—	—	132,300	132,300
Operating expenses	—	—	—	—	25,000	25,000
Net loss	—	—	—	(1,529,658)	—	(1,529,658)

Balance at December 31, 2001	34,706,917	10,797,526	159,405	(13,950,902)	(227,300)	(3,221,271)
Issuance of common stock options for services	—	—	124,958	—	—	124,958
Issuance of common stock for debt	17,935,206	583,500	—	—	—	583,500
Issuance of common stock for services and interest	2,956,733	332,236	—	—	—	332,236
Net loss	—	—	—	(1,426,891)	—	(1,426,891)

Balance at December 31, 2002	55,598,856	$11,713,262	$284,363	$(15,377,793)	$(227,300)	$(3,607,468)

See Accompanying Notes

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002 and 2001, and
Cumulative Amounts Since November 20, 1991 (Date of Inception)

			Cumulative
			Amounts
			Since
			November 20,
			1991 (Date of
	2002	2001	Inception)

Cash flows from operating activities
Net loss	$(1,426,891)	$(1,529,658)	$(13,978,216)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock options issued for services	124,958	159,405	2,841,253
Common stock issued for services, expenses, and litigation	332,236	265,599	4,157,821
Reduction of escrow receivable from research and development and operating expenses	—	157,300	272,700
Reduction of legal costs	—	—	(130,000)
Notes payable issued for litigation	—	385,000	385,000
Depreciation	679	3,935	100,271
Write-off of subscription receivables	—	—	112,500
Impairment loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Gain on debt restructuring	—	—	(1,235,536)
Write-off of receivables	—	—	193,965
Changes in assets and liabilities
Accounts receivable	—	—	(7,529)
Prepaid expenses	(36,261)	—	(36,261)
Inventory	—	—	—
Deferred charges	48,305	(108,686)	(60,381)
Other assets	—	—	—
Accounts payable	445,698	322,661	2,122,129
Accrued expenses	68,348	87,144	369,689

Net cash used by operating activities	(442,928)	(257,300)	(4,852,522)
Cash flows from investing activities
Purchase of equipment	—	—	(132,184)
Payments received on note receivable	—	—	130,000

Net cash used by investing activities	—	—	(2,184)
Cash flows from financing activities
Contributed equity	—	—	131,374
Issuance of common stock	—	99,000	3,354,359
Payments on notes payable	—	(109,000)	(206,287)
Proceeds from notes payable	200,000	250,000	1,116,613
Payments on convertible notes payable	—	—	(98,500)
Proceeds from convertible notes payable	255,002	—	571,702

Net cash provided by financing activities	455,002	240,000	4,869,261

Net increase (decrease) in cash	12,074	(17,300)	14,555
Cash, beginning of period	2,481	19,781	—

Cash, end of period	$14,555	$2,481	$14,555

Supplemental disclosures of cash flow information
Interest paid	$50,270	$76,874
Noncash investing and financing activities
Conversion of convertible notes payable to common stock	$500,000	$—
Retirement of notes payable through issuance of common stock	$83,500	$19,090

See Accompanying Notes

Note A — Significant Accounting Policies

Organization

      Medical Discoveries, Inc. (“MDI” or the “Company”) was incorporated under the laws of the State of Utah on November 20, 1991. Effective as of August 6, 1992, the Company merged with and into WPI Pharmaceutical, Inc., a Utah corporation (“WPI”), pursuant to which WPI was the surviving corporation. Pursuant to the MDI-WPI merger, the name of the surviving corporation was changed to Medical Discoveries, Inc. WPI was incorporated under the laws of the State of Utah on February 22, 1984 under the name Westport Pharmaceutical, Inc. Effective as of May 8, 1984, Westport Pharmaceutical, Inc. merged with and into Euripides Technology, Inc., a Utah corporation (“Euripides”), pursuant to which Euripides was the surviving corporation. Pursuant to the Westport-Euripides merger, the name of the surviving corporation was changed to Westport Pharmaceutical, Inc. Westport Pharmaceutical, Inc. subsequently changed its name to WPI Pharmaceutical, Inc. Euripides was incorporated under the laws of the State of Utah on November 9, 1983.

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

Deferred Charges

      Deferred charges represent prepaid consulting fees. The consulting agreement and related terms are discussed in Note J.

Value of Financial Instruments

      The Company has a number of financial instruments. The Company estimates that the fair value of all financial instruments, at December 31, 2002, do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates

      Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include those assumed in determining the valuation of stock options issued to non-employees as payment for services, and determining the liabilities associated with prior service agreements. It is at least reasonably possible that the significant estimates used will change within the next year.

Earnings Per Share

      Earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of shares outstanding. Common stock equivalents and stock options have not been included as they are anti-dilutive.

Business and Concentration of Credit

      The primary purpose of the business is the research and development of active anti-viral, anti-bacterial and anti-fungal agents for a variety of applications, including treatment of HIV/AIDS. The Company has no significant revenues and, therefore, no significant trade receivables or extensions of credit.

Recently Issued Accounting Statements

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 slightly changes and clarifies the accounting for the extinguishment of long-term debt and eliminates inconsistency between the required accounting for sale-leaseback transactions. SFAS No. 145 is effective for financial statements of periods ending after May 15, 2002.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 changes the accounting for costs associated with exit or disposal activities. SFAS 146 will be effective for exit or disposal activities entered into after December 31, 2002 although earlier adoption is permitted.

      In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”. SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. SFAS 147 is effective for acquisitions on or after October 1, 2002.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 modifies the provisions for transition from the intrinsic value method to the fair value method of accounting for stock options and modifies disclosure requirements relating to stock options. SFAS No. 148 is effective for financial statements of periods ending after December 15, 2002.

      The Company believes that the adoption of these accounting standards will not have any material effect on the financial statements of the Company.

Note B — Going Concern

      As shown in the accompanying financial statements, the Company incurred a net loss of $1,426,891 during the year ended December 31, 2002 and has incurred losses since inception of $13,189,720. As of December 31, 2002, the Company’s accumulated deficit is $15,377,793. The Company has not had significant revenues and is still in the process of testing and commercializing its technologies. The Company is hopeful, but there is no assurance, that the current product development and research will be economically viable. Those factors create an uncertainty about the Company’s ability to continue as a going concern.

      The Company is dependent upon the sale of its common stock and short-term notes to satisfy its current cash operating needs. The Company is also looking into various applications of its technology and the possibilities of sales to or development funds from outside companies. Although management has been successful thus far in raising a minimal amount of capital for operations, there can be no assurance that the Company and its management will be able to continue to sell sufficient amounts of common stock or identify applications to bring the current product development to a point where it is economically viable. Management plans to meet its cash needs through the issuance of additional shares of common stock, sales of product from its technologies and developmental funds from outside companies. The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note C — Notes Payable

      The Company has the following notes payable at December 31, 2002:

Notes payable to shareholders, which are currently due and in default. Interest is at 12%. The notes are unsecured	$386,717

Notes payable to individuals, due in October 2003. Interest is at 15% with 3% of the interest due in common stock of the Company. The notes are secured by all assets of the company	200,000

Notes payable to shareholder, which is currently due and in default. Interest is at 9%. The note is unsecured	7,500

$594,217

Note D — Convertible Notes Payable

      The Company has the following convertible notes payable at December 31, 2002:

Convertible notes payable to a trust, which are currently due and in default. Interest is at 12%. Each $1,000 note is convertible into 667 shares of the Company’s common stock	$193,200

Convertible note payable to an entity, which is currently due and in default. Interest is at 18%. The note can be converted into 833,334 shares of the Company’s common stock until August 1, 2003, after which the note loses its convertible feature	50,000

Convertible notes payable to individuals, due on various dates between January and April 2003. Interest is at 18%. The notes can be converted into shares of the Company’s stock at a rate of $0.06 per share until their maturity dates, after which the notes lose their convertible feature	255,002

$498,202

Note E — Income Taxes

      Income taxes are provided for temporary differences between financial and tax basis income. The components of net deferred taxes are as follows at December 31 using a combined deferred tax rate of 40%:

	Years Ended December 31,

	2002	2001

Federal income tax benefit at statutory rate	$485,000	$466,000
State income tax, net of federal benefit	57,000	82,000
Expiration of options	72,000	470,000
Change in valuation allowance	(614,000)	(78,000)

	$—	$—

      The net timing differences for deferred income tax assets are as follows:

	2002	2001

Net operating loss carryforward	$4,086,000	$3,565,000
Stock options	591,000	498,000
Accrued compensation	378,000	378,000
Valuation allowance	(5,055,000)	(4,441,000)

Net deferred tax asset	$—	$—

      Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

      The Company has available net operating losses of approximately $10,210,000, which can be utilized to offset future earnings of the Company. The Company also has available approximately $80,000 in research and development credits which expire in 2008. The utilization of the net operating losses and research and development credits are dependent upon the tax laws in effect at the time such losses can be utilized. The losses begin to expire between the years 2007 and 2022. Should the Company experience a change of ownership the utilization of net operating losses could be reduced.

Note F — Stock Options

      The Company has two incentive stock option plans wherein 6,000,000 shares of the Company’s common stock can be issued. The Company has granted stock options to certain officers and shareholders of the

Company to purchase shares of the Company’s common stock. A schedule of the options and warrants is as follows:

	Number of	Option Price
	Options	Per Share

Outstanding at January 1, 2001	4,679,341	$.25 to 1.00
Granted	1,450,000	.01 to .25
Exercised	—	—
Expired	(2,521,341)	.25 to 1.00
Forfeited	—	—

Outstanding at December 31, 2001	3,608,000	$.01 to .50
Granted	1,250,000	.01 to .10
Exercised	—	—
Expired	(275,000)	.25 to .50
Forfeited	—	—

Outstanding at December 31, 2002	4,583,000	$.01 to .50

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, which established financial accounting and reporting standards for stock-based compensation. This standard defines a fair value method of accounting for an employee stock option or similar equity instrument. In December 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, which revised certain provisions of adopting a fair value method of accounting for stock options and required certain additional disclosures regarding stock options. These statements give entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Corporation has opted for the latter approach. During 2002 and 2001, there were no employee stock options granted and all previously granted employee stock options were fully vested. Therefore there were no differences in net income between the fair value and intrinsic value methods of accounting for stock options.

      The following table summarizes information about fixed stock options outstanding at December 31, 2002.

Options Outstanding				Options Exercisable

Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$.01 to .50	4,583,000	2.1	$.14	4,583,000	$.14

Note G — Related Party Transactions

      At December 31, 2002, the Company had accounts payable to current and former officers and directors totaling $1,157,450 for services performed and costs incurred in behalf of the Company. The Company had notes payable to stockholders of the Company aggregating $394,217 at December 31, 2002. Interest expense recorded on these notes was approximately $47,000 and $130,000 for 2002 and 2001, respectively.

Note H — Commitment Regarding Peregrine Stock

      Peregrine Properties, LLC, a Utah limited liability company (“Peregrine”), has entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies are funded through an escrow agent. As of December 31, 2000, the Company had deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. Through December 31, 2002, Peregrine had funded $275,800 to the escrow, of which $272,700 had been disbursed and recorded as research and development expense on the financial statements of the Company. The remaining $227,300 to be expended under the agreement has been recorded on the balance sheet in equity under the caption escrow receivable. As expenditures are made from the escrow for research and development, the expenses are recorded on the books of the Company with a corresponding reduction in the escrow receivable. Under the original agreement, upon completion of the studies, the escrow agent was to disburse the 5.5 million shares to Peregrine and to disburse the research results to the Company. On March 22, 2002, the parties entered into an agreement the result of which was to partially close the escrow agreement to the extent of Peregrine’s funding to date. On that date, 3,143,800 shares were distributed to Peregrine and all research conducted to date was disbursed to the Company. Communications with Peregrine regarding the remaining funding commitment and related research are ongoing.

Note I — Settlement of Harvest Joint Venture Litigation

      As of November 29, 2001, the Company settled its ongoing dispute with Harvest Group, L.L.C. (“Harvest”). Pursuant to the settlement, the Company delivered to Harvest a non-interest bearing, convertible promissory note (the “Note”) in the principal sum of $500,000 due on July 8, 2002 (the “Due Date”) in full satisfaction of all current amounts owning on loans from Harvest and all of Harvest’s other claims against the Company. The Company failed to make any payments under the Note on or before the Due Date. As a result, the principal sum outstanding under the Note automatically converted to 17,116,337 unregistered shares of common stock of the Company. These shares were issued to Harvest on October 11, 2002.

Note J — Commitment Regarding Consulting Agreement

      On March 22, 2001, the Company entered into an agreement with Marlin Toombs, a previous member of the Board of Directors. Mr. Toombs is to provide consulting services to the Company for the period March 22, 2001 through March 1, 2004. The costs associated with the services are:

•	$5,200 within 30 days of signing the agreement

•	$3,000 per month for the period April 1, 2001 through March 1, 2004

•	Issuance of 878,000 shares of restricted common stock within 30 days of signing

•	An option to purchase 200,000 of common stock at $.25 per share, expiring December 31, 2005

      The value of the stock and stock options issued to Mr. Toombs pursuant to this agreement has been recorded on the balance sheet as deferred charges and will be amortized over the period of the consulting agreement. For the year ended December 31, 2002, approximately $84,000 of expense was recognized related to the agreement. Future minimum cash payments under the agreement are as follows:

2003	$36,000
2004	9,000

$45,000

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

      The following table identifies the names, ages, and positions of all directors and executive officers of the Company as of March 24, 2003.

Name	Age	Position

David R. Walker	58	Chairman, Board of Directors
Judy M. Robinett	50	Director, President and Chief Executive Officer
Alvin Zidell	72	Director
Nilesh Desai, M.D.	53	Director

      All current directors are serving until their successors are elected.

      David R. Walker joined the Board of Directors on May 2, 1996, and was appointed Chairman of the Board of Directors on May 10, 1998. He is currently General Manager of Sunheaven Farms in Prosser, Washington, a position he has held for over twenty years.

      Judy M. Robinett has served as the Company’s President and Chief Executive Officer since November, 2000, and on February 9, 2001, was elected by the Directors to fill a vacancy on the Board. Since 1994, she has owned and operated an international consulting company focused on strategic planning, finance, marketing, and distribution for entrepreneurs and established companies.

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

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from certain persons, the Company believes that during the year ended December 31, 2002, persons subject to Section 16(a) reporting requirements filed the required reports on a timely basis.

Item 10.	Executive Compensation.

Summary Compensation Table

      The following table sets forth certain summary information concerning compensation paid by us to our President and Chief Executive Officer for the years ended December 31, 2002, 2001, and 2000. No other executive officer of the Company received a total annual salary and bonus in excess of $100,000 during the year ended December 31, 2002.

		Annual			Long-Term
		Compensation(a)			Compensation

					Securities
					Underlying Options
Name and Principal Position	Fiscal Year Ended	Salary($)	Bonus($)		(#)

Judy M. Robinett, President and CEO	12/31/02	193,336	300,000		500,000
	12/31/01	180,000	4,500	(b)	1,000,000
	12/31/00	20,000	—		—

(a)	Represents total amounts accrued for the period, whether or not actually paid. As of December 31, 2002, we had a total payable to Ms. Robinett of $621,636. Ms. Robinett and the Board of Directors have discussed converting some or all of her accrued compensation to stock given our current liquidity challenges.

(b)	Represents value of 30,000 shares of common stock of the Company granted on April 20, 2001, based on the closing price of the stock that day ($0.15).

Options Granted in Last Fiscal Year

      The following table sets forth certain summary information concerning stock options granted by us to our President and Chief Executive Officer for the year ended December 31, 2002.

	Number of	Percent of Total		Market
	Securities	Options Granted		Price
	Underlying	to Employees in	Exercise	on Date	Expiration
Name	Options	Fiscal Year	of Base Price	of Grant	Date

Judy M. Robinett	500,000	100%	$0.01	$0.12	01/01/05

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth certain summary information concerning stock options exercised by our President and Chief Executive Officer for the year ended December 31, 2002.

			Number of	Value of
			Unexercised	Unexercised
			Securities	In-The-Money
			Underlying Options	Options
			at FY-End	at FY-End($)
	Shares Acquired		Exercisable/	Exercisable/
Name	on Exercise	Value Realized	Unexercisable	Unexercisable

Judy M. Robinett	—	N/A	1,500,000/0	$105,000/N/A

Stock Appreciation Rights and Long-Term Incentive Plan Awards

      We have never granted any freestanding stock appreciation rights and do not maintain any long-term incentive plans.

Compensation of Directors

      We do not typically compensate directors for services provided as directors. However, in 2002 we granted to Mr. Walker, in consideration of his services as Chairman, an option to purchase 500,000 shares of our common stock with an exercise price of $0.05 per share and exercisable at any time prior to September 9, 2005.

Employment Contracts

      We entered into an employment agreement with Judy M. Robinett as of May 15, 2002, pursuant to which Ms. Robinett serves as President and Chief Executive Officer of the Company. The term of the agreement is three years. The agreement provides for a signing bonus of $200,000 and an annual salary of $200,000. The agreement also provides for bonuses under our annual management bonus program, pursuant to which performance by Ms. Robinett at the target level established by the Board of directors for an annual bonus performance period will result in an incentive payment equal to 50% of her annual salary for the period. Pursuant to the agreement, Ms. Robinett is eligible to participate in all employee benefit programs of the Company applicable to management personnel and is also provided with the use of a Company-owned vehicle. However, we currently do not provide benefits or own a vehicle. In the event of termination for cause, death or disability, Ms. Robinett will be entitled to accrued compensation through the date of such event. In the event of termination otherwise than for cause, Ms. Robinett will be entitled, as severance pay, to a cash payment equal to her annual salary then in effect for the longer of two years or the unexpired portion of the term of the agreement. The agreement also contains customary provisions relating to confidentiality and ownership of intellectual property. The agreement does not, however, contain a non-compete provision.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Security Ownership of Certain Beneficial Owners and Management. The following table sets forth information regarding persons known by us to beneficially own, as defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), more than 5% of our common stock as of March 24, 2003, based solely on information regarding such ownership available to us in filings by such beneficial owners with the SEC on Schedules 13D and 13G. The following table also sets forth information regarding beneficial ownership of common stock as of March 24, 2003 by each of the directors and executive officers and by the directors and executive officers as a group. Except as set forth in the footnotes below, all such persons possess sole voting and investment power with respect to the shares listed.

	Aggregate
	Number of Shares
	and Nature of	Right to Acquire
Name and Address	Beneficial	Within 60 Days of	Percent
of Beneficial Owner	Ownership(a)	March 24, 2003	of Class(b)

Certain Beneficial Owners:
Harvest Group, L.L.C.	17,116,337		30.8
Peregrine Properties LLC(c)	3,500,000		6.3
Directors and Officers:
David R. Walker	803,539	650,000	1.4
Judy M. Robinett	2,030,000	2,000,000	3.5
Alvin Zidell	617,062	485,000	1.1
Nilesh Desai, M.D.	334,081	75,000	*
All Directors and Executive Officers as a Group (4 persons)	3,784,682	3,210,000	6.4

*	Less than 1%

(a)	Amounts in Column 2 include shares listed in Column 3. For purposes of this table, shares are considered to be beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire the beneficial ownership of the shares within 60 days of March 24, 2003. Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

(b)	The percentages shown are based upon the shares indicated in Column 2 and using the number of shares actually issued and outstanding as of March 24, 2003 (55,598,856), as diluted only for each individual’s own unexercised options.

(c)	As discussed in Note H to the financial statements, Peregrine Properties LLC has the right to obtain beneficial ownership of another 2,356,200 shares upon satisfying its outstanding subscription payable.

      Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

      The following table sets forth summary information concerning the number of outstanding options, warrants and rights under our equity compensation plans as of March 24, 2003 and the weighted-average exercise price of the outstanding options, warrants and rights.

			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued	exercise price of	compensation plans
	upon exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,083,000	$0.15	0

Equity compensation plans not approved by security holders	1,000,000	$0.03	1,000,000

Total	5,083,000	$0.14	1,000,000

      2002 Stock Incentive Plan. The Company’s 2002 Stock Incentive Plan was adopted by the Board of Directors as of July 11, 2002. It has not been approved by our stockholders. A maximum of 2,000,000 shares of our common stock are authorized to be issued under the plan. This number is subject to adjustment in the case of certain changes in our capital structure. Moreover, shares subject to expired, terminated or canceled options or performance-based awards and shares forfeited to or repurchased by us will again be available for issuance under the plan. The plan is administered by the Board of Directors.

      The plan provides for grants of incentive stock options, nonstatutory stock options, stock bonuses, restricted stock and performance-based awards to selected employees, officers, directors, non-employee agents, consultants and independent contractors of the Company or any parent or subsidiary of the Company. The plan will remain in effect until all shares available for issuance under the plan have been issued and all restrictions on outstanding shares have lapsed. The Board of Directors may suspend or terminate the plan early, however, except with respect to outstanding options, restricted stock and performance-based awards.

      Options awarded under the plan are subject to vesting requirements. Generally, options awarded under the plan have a term of ten years, subject to acceleration in the event of termination, death or disability or a change of control of the Company, and the exercise price is equal to the fair market value on the date of grant. Shares of restricted stock are also subject to vesting requirements. Performance-based awards are intended to qualify as qualified performance-based compensation under Section 162(m) of the Internal Revenue Code.

      1993 Incentive Plan. The Company’s 1993 Incentive Plan was adopted by the Board of Directors and approved by our stockholders effective as of April 1, 1993. A maximum of 4,000,000 shares of our common stock are authorized to be issued under the plan. This number is subject to adjustment in the case of certain changes in our capital structure. Moreover, shares subject to expired, terminated or canceled options or performance-based awards and shares forfeited to or repurchased by us will again be available for issuance under the plan. The plan is administered by the Compensation Committee of the Board of Directors.

      The plan provides for grants of incentive stock options, nonstatutory stock options, stock bonuses, restricted stock and performance-based awards to selected employees, officers, directors, and consultants of the Company or any parent or subsidiary of the Company. The plan expires on March 31, 2003, except with respect to outstanding options, restricted stock and performance-based awards.

      Options awarded under the plan are subject to vesting requirements. Generally, options awarded under the plan have a term of ten years, subject to acceleration in the event of termination, death or disability or a change of control of the Company, and the exercise price is equal to the fair market value on the date of grant. Shares of restricted stock are also subject to vesting requirements. Performance-based awards are intended to qualify as qualified performance-based compensation under Section 162(m) of the Internal Revenue Code.

Item 12.	Certain Relationships and Related Transactions

      We have an Employment Agreement with Ms. Robinett as described in Item 10 above.

      We have an agreement with Peregrine Properties, LLC as described in Note H to the financial statements.

Item 13.	Exhibits and Reports on Form 8-K

      (a)     Exhibits.

      The following documents are furnished as exhibits to this Form 10-KSB. Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).
3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).
10.1	JV Agreement dated as of June 28, 2000, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).
10.2	Mutual Release and Settlement Agreement dated as of November 29, 2001, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on December 15, 2000 and incorporated herein by reference).
10.3	Advisory Agreement dated as of March 26, 2002, between Medical Discoveries, Inc. and Euronet International, Inc. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated herein by reference).
10.4	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).
10.5	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

Number	Exhibit

21	Subsidiaries of the Registrant (filed as Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated herein by reference).
23	Consent of Balukoff, Lindstrom & Co., P.A. *
99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(b) Reports on Form 8-K.

      We filed no current reports on Form 8-K during the last quarter of the period covered by this report.

Item 14.	Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in alerting her on a timely basis to material information relating to our Company (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

      Changes in Internal Controls. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

/s/ JUDY M. ROBINETT

Judy M. Robinett
President and Chief Executive Officer

Date: March 25, 2003

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JUDY M. ROBINETT Judy M. Robinett	President, Chief Executive Officer and Director (Principal Executive and Financial Officer)	March 25, 2003

/s/ DAVID R. WALKER David R. Walker	Chairman of the Board of Directors	March 25, 2003

/s/ ALVIN ZIDELL Alvin Zidell	Director	March 27, 2003

/s/ NILESH DESAI Nilesh Desai, M.D.	Director	March 27, 2003

CERTIFICATION

I, Judy M. Robinett, certify that:

1. I have reviewed this annual report on Form 10-KSB of Medical Discoveries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JUDY M. ROBINETT

Judy M. Robinett
President, Chief Executive Officer and principal financial officer

Date: March 25, 2003

INDEX TO EXHIBITS

Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).
3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).
10.1	JV Agreement dated as of June 28, 2000, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).
10.2	Mutual Release and Settlement Agreement dated as of November 29, 2001, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on December 15, 2000 and incorporated herein by reference).
10.3	Advisory Agreement dated as of March 26, 2002, between Medical Discoveries, Inc. and Euronet International, Inc. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated herein by reference).
10.4	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).
10.5	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).
21	Subsidiaries of the Registrant (filed as Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated herein by reference).
23	Consent of Balukoff, Lindstrom & Co., P.A. *
99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.