Form 10QSB
period 2003-03-31
MEDICAL DISCOVERIES INC
filed 2003-05-14
CIK 748790

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2003, there were 55,698,858 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are filed with this report:

Condensed Consolidated Balance Sheet as of March 31, 2003, (unaudited) and December 31, 2002

Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited) and cumulative amounts since inception through March 31, 2003 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited) and cumulative amounts since inception through March 31, 2003 (unaudited)

Notes to Unaudited Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2003 (Unaudited) and December 31, 2002

	March 31, 2003	December 31, 2002

Current assets
Cash	$101,668	$14,555
Prepaid expenses	62,706	36,261
Current portion of deferred charges	48,305	48,305

Total current assets	212,679	99,121
Deferred charges, less current portion	—	12,076

Total assets	$212,679	$111,197

Current liabilities
Accounts payable	$2,342,672	$2,278,038
Accrued interest	390,290	348,208
Current portion of notes payable	794,217	594,217
Convertible notes payable	498,202	498,202

Total current liabilities	4,025,381	3,718,665
Stockholders’ deficit
Escrow receivable	(227,300)	(227,300)
Additional paid in capital	284,363	284,363
Common stock, no par value, authorized 100,000,000 shares; 55,598,856 shares issued and outstanding at March 31, 2003 and December 31, 2002	11,713,262	11,713,262
Accumulated deficit	(15,583,027)	(15,377,793)

Total stockholders’ deficit	(3,812,702)	(3,607,468)

	$212,679	$111,197

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Periods Ended March 31, 2003 and March 31, 2002, and Cumulative Amounts (Unaudited)

			Cumulative
			Amounts
	For the Three Months		Since
	Ended March 31,		November 20,
			1991 (Date of
	2003	2002	Inception)

Revenues	$—	$—	$137,212
Cost of goods sold	—	—	10,526

Gross profit	—	—	126,686
Research and development expenses	—	—	2,521,741
Inventory writedown	—	—	96,859
Impairment loss	—	—	9,709
License	—	—	1,001,500
General and administrative expenses	147,201	294,362	10,727,490

Operating loss	(147,201)	(294,362)	(14,230,613)
Other income (expense)
Interest income	—	—	23,406
Other income	—	—	268,926
Interest expense	(58,033)	(22,105)	(692,209)

	(58,033)	(22,105)	(399,877)
Loss before income taxes and extraordinary item	(205,234)	(316,467)	(14,630,490)
Income taxes	—	—	—
Forgiveness of debt net of $0 income taxes	—	—	1,235,536

Net loss available to shareholders	$(205,234)	$(316,467)	$(13,394,954)

Net loss per share
Continuing operations	$(0.00)	$(0.01)	$(0.62)
Extraordinary item	—	—	0.05

Net loss per share	$(0.00)	$(0.01)	$(0.57)

Weighted average shares outstanding	55,598,856	34,706,917	23,553,260

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods Ended March 31, 2003 (Unaudited) & March 31, 2002 (Unaudited), and Cumulative Amounts

	For the Three Months		Cumulative
	Ended March 31,		Amounts Since
			November 20, 1991
	2003	2002	(Date of Inception)

Cash flows from operating activities
Net loss	$(205,234)	$(316,467)	$(14,183,450)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock options issued for services	—	84,962	2,841,253
Common stock issued for services, expenses, and litigation	—	—	4,157,821
Reduction of escrow receivable from research and development	—	—	272,700
Reduction of legal costs	—	—	(130,000)
Notes payable issued for litigation	—	—	385,000
Depreciation	—	393	100,271
Write-off of subscription receivables	—	—	112,500
Impairment loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Gain on debt restructuring	—	—	(1,235,536)
Write-off of receivables	—	—	193,965
Changes in assets and liabilities
Prepaid expenses	(26,445)	—	(62,706)
Deferred charges	12,076	12,076	(48,305)
Accounts receivable	—	—	(7,529)
Inventory	—	—	—
Other assets	—	—	—
Accounts payable	64,634	83,460	2,186,763
Accrued expenses	42,082	22,101	411,771

Net cash used by operating activities	(112,887)	(113,475)	(4,965,409)
Cash flows from investing activities
Purchase of equipment	—	—	(132,184)
Payments received on note receivable	—	—	130,000

Net cash used by investing activities	—	—	(2,184)
Cash flows from financing activities
Contributed equity	—	—	131,374
Issuance of common stock	—	—	3,354,359
Payments on notes payable	(25,000)	—	(231,287)
Proceeds from notes payable	225,000	—	1,341,613
Payments on convertible notes payable	—	—	(98,500)
Proceeds from convertible notes payable	—	105,001	571,702

Net cash provided by financing activities	200,000	105,001	5,069,261

Net increase (decrease) in cash	87,113	(8,474)	101,668
Cash, beginning of period	14,555	2,481	—

Cash, end of period	$101,668	$(5,993)	$101,668

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2003

Note 1. Basis of Presentation.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. Certain reclassifications and other corrections for rounding have been made in prior period financial statements to conform to the current period presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Stock Options

The Company has two incentive stock option plans wherein 6,000,000 shares of the Company’s common stock can be issued. The Company did not issue any stock options during the quarter ended March 31, 2003. As of March 31, 2003, 1,417,000 shares of stock were available for future option grants. The Company accounts for its stock options under Accounting Principles Board (APB) Opinion No. 25 using the intrinsic value method. In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, footnote disclosures of the pro forma effects if the fair value method had been adopted are required to be presented on a quarterly basis. During 2003 and 2002, there were no employee stock options granted and all previously granted employee stock options were fully vested. Therefore there were no differences in net income between the fair value and intrinsic value methods of accounting for stock options.

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

Note 3. Commitment Regarding Peregrine Stock.

Peregrine Properties, LLC, a Utah limited liability company (“Peregrine”), has entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies are funded through an escrow agent. As of December 31, 2000, the Company had deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. Through March 31, 2003, Peregrine had funded $275,800 to the escrow, of which $272,700 had been disbursed and recorded as research and development expense on the financial statements of the Company. The remaining $227,300 to be expended under the agreement has been recorded on the balance sheet in equity under the caption escrow receivable. As expenditures are made from the escrow for research and development, the expenses are recorded on the books of the Company with a corresponding reduction in the escrow receivable. Under the original agreement, upon completion of the studies, the escrow agent was to disburse the 5.5 million shares to Peregrine and to disburse the research results to the Company. On March 22, 2002, the parties entered into an agreement the result of which was to partially close the escrow agreement to the extent of Peregrine’s funding to date. On that date, 3,143,800 shares were distributed to Peregrine and all research conducted to date was disbursed to the Company. Communications with Peregrine regarding the remaining funding commitment and related research are ongoing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources, and results of operations. This analysis should be read in conjunction with the financial statements and notes thereto at pages 2 through 7 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2002 (the “2002 10-KSB”).

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

Our highest priority is to develop and commercialize MDI-P as a pharmaceutical for the treatment of HIV/AIDS. Subject to additional funding, we are in the process of completing preparatory testing and steps necessary to seek approval of the Food and Drug Administration (FDA) for MDI-P as an HIV/AIDS treatment. We have completed in-vitro efficacy testing and toxicity testing on animals. We next seek to test MDI-P in a controlled, independent off-shore clinical trial of human AIDS patients. If that clinical testing is successful, we intend to submit an Investigatory New Drug (IND) application with the FDA, the approval of which would allow us to begin human clinical testing of MDI-P in the United States. Our ultimate objective for MDI-P’s pharmaceutical applications is to co-develop MDI-P with or out-license or sell the technology to a member of the global pharmaceutical industry at some point following the approval of our IND application.

To date, we have not generated significant revenues from operations or realized a profit. Through March 31, 2003, we had incurred a cumulative net loss since inception of $13,394,954. We are currently attempting to secure capital commitments to finance our pre-IND testing of MDI-P as an HIV/AIDS pharmaceutical and to otherwise continue research and testing of our technologies in order to secure required approvals to bring products to market. In that we are a development stage company, we will increasingly require additional funding to continue the development of our technology and to finance submittal of our testing and trials to the appropriate regulatory agencies in order to secure approvals for product development and sales.

Recent Events

Engagement of Intellectual Property Counsel. We have engaged the law firm of Mayer, Brown, Rowe & Maw to strengthen and expand our intellectual property and provide worldwide strategic partnering and regulatory compliance advice. Mayer, Brown, Rowe & Maw replaces our prior intellectual property counsel, Thorpe, North & Western.

Issuance of Mexican Patent. We received, from Mexico’s Patent and Trademark Office, notice of entry into National Phase of our International PCT Application No. PCT/US95/10777, Patent Application No. 971408, entitled “System For Electrolyzing Fluids For In Vivo Administration For Humans And Other Warm Blooded Mammals.”

Results of Operations

Revenues and Gross Profit. We did not book any revenue for the quarters ended March 31, 2003 or March 31, 2002. We do not anticipate booking significant revenues in the near future as we continue to focus on getting products to market.

Operating Expenses and Operating Loss. We did not spend any funds on research and development for the quarter ended March 31, 2003, nor were any such funds expended during the same quarter of 2002. Our general and administrative expenses were $147,201 during the first quarter of 2003, as compared to $294,362 during the quarter ended March 31, 2002. As a result of the foregoing, we sustained an operating loss of $147,201 for the quarter ended March 31, 2003, as compared with an operating loss of $294,362 for the same period of 2002.

Other Income/Expense and Net Loss. We booked no other income and incurred interest expenses of $58,033 for the quarter ended March 31, 2003, as compared with no other income and $22,105 in interest expenses for the same period of 2002. In sum, our net loss for the first quarter of 2003 was $205,234 or a loss of less than $0.01 per fully diluted share. For the quarter ended March 31, 2003, we incurred a net loss of $316,467, a loss of $0.01 per fully diluted share.

Future Expectations. We expect to operate at a loss for several more years while we continue to study, gain regulatory approval of and commercialize our technologies. If we are successful in raising additional capital, we will likely spend more during the remainder of 2003 in research and development and general and administrative expenses, and thereby sustain greater resulting losses, than we have in recent years.

Liquidity and Capital Resources

As of March 31, 2003, we had only $101,668 in cash and had a working capital deficit of $3,812,702. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes. We will require significant additional funding to continue to develop, research and seek regulatory approval of our technologies. In addition, we cannot survive, even in the near term, without immediate additional funding for operations. We do not currently generate any cash from operations and have no credit facilities in place or available. Currently, we are funding operations through short-term loans from shareholders and others.

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

Pursuant to our commercialization strategy, we estimate we will need to expend $805,000 in research and development to file an IND application with the FDA for MDI-P as an HIV/AIDS therapy. (See “Description of Business - Commercialization Strategy” in the 2002 10-KSB.) In addition, we estimate we will need to expend an additional $900,000 to $1,100,000 in debt service and general and administrative costs between now and when we hope to file the IND in June 2004. Therefore, we have a need for between $1.7 and $1.9 million to advance our highest priority target, HIV/AIDS, to the next development milestone.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our lack of significant operating revenues and lack of profit to date, our need for substantial and immediate additional capital, the fact that we may dilute existing shareholders through additional stock issuances, the extensive governmental regulation to which we are subject, the fact that our technologies remain unproven, the intense competition we face from other companies and other products, and our reliance upon potentially inadequate intellectual property. Those risks and certain other uncertainties are discussed in more detail in the 2002 10-KSB. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.

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

PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(c)       We sold the following unregistered securities during the period covered by this report. None of the sales involved an underwriter. We believe these sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the sales did not involve a public offering.

•	$195,000 secured promissory note dated February 20, 2003, bearing interest at the rate of 12.3%, together with 500,000 bonus shares for an additional $5,000 cash consideration.

•	$25,000 secured promissory note dated January 6, 2003, bearing interest at the rate of 15%, 12% of which is payable in cash and 3% of which is payable in common stock at a rate equal to the 15-day average market price determined at the date of maturity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

The following documents are furnished as exhibits to this Form 10-KSB. Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

NUMBER	EXHIBIT

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.1	Mutual Release and Settlement Agreement dated as of November 29, 2001, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on December 15, 2000, and incorporated herein by reference).

10.2	Advisory Agreement dated as of March 26, 2002, between Medical Discoveries, Inc. and Euronet International, Inc. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.3	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.4	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

99	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)       Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on April 9, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

/S/ JUDY M. ROBINETT

Judy M. Robinett
President and Chief Executive Officer

Date: May 14, 2003

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

Date: May 14, 2003

/S/ JUDY M. ROBINETT

Judy M. Robinett
President, Chief Executive Officer and principal financial officer

INDEX TO EXHIBITS

NUMBER	EXHIBIT

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.1	Mutual Release and Settlement Agreement dated as of November 29, 2001, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on December 15, 2000 and incorporated herein by reference).

10.2	Advisory Agreement dated as of March 26, 2002, between Medical Discoveries, Inc. and Euronet International, Inc. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.3	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.4	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.