Form 10QSB
period 2003-06-30
MEDICAL DISCOVERIES INC
filed 2003-08-14
CIK 748790

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 0-12627

MEDICAL DISCOVERIES, INC

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2003, there were 55,698,858 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No X

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are filed with this report:

Condensed Consolidated Balance Sheet as of June 30, 2003, (unaudited) and December 31, 2002

Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited) and cumulative amounts since inception through June 30, 2003 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2003 (unaudited) and June 30, 2002 (unaudited) and cumulative amounts since inception through June 30, 2003 (unaudited)

Notes to Unaudited Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2003 (Unaudited) and December 31, 2002

	June 30, 2003	December 31, 2002

Current assets
Cash	$19,438	$14,555
Prepaid expenses	36,229	36,261
Current portion of deferred charges	40,330	48,305

Total current assets	95,997	99,121
Deferred charges, less current portion	—	12,076

Total assets	$95,997	$111,197

Current liabilities
Accounts payable	$2,441,910	$2,278,038
Accrued interest	436,635	348,208
Current portion of notes payable	794,217	594,217
Convertible notes payable	498,202	498,202

Total current liabilities	4,170,964	3,718,665
Stockholders’ deficit
Escrow receivable	(227,300)	(227,300)
Additional paid in capital	284,363	284,363
Common stock, no par value, authorized 100,000,000 shares; 55,698,856 and 55,598,856 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	11,731,062	11,713,262
Accumulated deficit	(15,863,092)	(15,377,793)

Total stockholders’ deficit	(4,074,967)	(3,607,468)

	$95,997	$111,197

     See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Periods Ended June 30, 2003 and June 30, 2002, and Cumulative Amounts
(Unaudited)

					Cumulative
					Amounts
	For the Three Months		For the Six Months		Since
	Ended June 30,		Ended June 30,		November 20,
					1991 (Date of
	2003	2002	2003	2002	Inception)

Revenues	$—	$—	$—	$—	$137,212
Cost of goods sold	—	—	—	—	10,526

Gross profit	—	—	—	—	126,686
Research and development expenses	—	—	—	—	2,521,741
Inventory writedown	—	—	—	—	96,859
Impairment loss	—	—	—	—	9,709
License	—	—	—	—	1,001,500
General and administrative expenses	211,132	385,347	358,333	679,709	10,938,622

Operating loss	(211,132)	(385,347)	(358,333)	(679,709)	(14,441,745)
Other income (expense)
Interest income	—	—	—	—	23,406
Other income	—	500	—	500	268,926
Interest expense	(68,933)	(121,317)	(126,966)	(143,422)	(761,142)

	(68,933)	(120,817)	(126,966)	(142,922)	(468,810)
Loss before income taxes and extraordinary item	(280,065)	(506,164)	(485,299)	(822,631)	(14,910,555)
Income taxes	—	—	—	—	—
Forgiveness of debt net of $0 income taxes	—	—	—	—	1,235,536

Net loss available to shareholders	$(280,065)	$(506,164)	$(485,299)	$(822,631)	$(13,675,019)

Net loss per share
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.62)
Extraordinary item	—	—	—	—	0.05

Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.56)

Weighted average shares outstanding	55,698,856	34,706,917	55,649,132	35,035,991	23,862,945

     See accompanying notes

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods Ended June 30, 2003 (Unaudited) & June 30, 2002 (Unaudited), and Cumulative Amounts

			Cumulative
			Amounts
	For the Six Months		Since
	Ended June 30,		November 20,
			1991 (Date of
	2003	2002	Inception)

Cash flows from operating activities
Net loss	$(485,299)	$(822,631)	$(14,463,515)
Adjustments to reconcile net loss to net cash used by operating activities Common stock options issued for services	—	84,962	2,841,253
Common stock issued for services, expenses, and litigation	7,000	117,011	4,164,821
Reduction of escrow receivable from research and development	—	—	272,700
Reduction of legal costs	—	—	(130,000)
Notes payable issued for litigation	—	—	385,000
Depreciation	—	679	100,271
Write-off of subscription receivables	—	—	112,500
Impairment loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Gain on debt restructuring	—	—	(1,235,536)
Write-off of receivables	—	—	193,965
Changes in assets and liabilities
Deferred charges	20,051	24,153	(40,330)
Accounts receivable	—	—	(7,529)
Inventory	—	—	—
Prepaid expenses	32	—	(36,229)
Other assets	—	—	—
Accounts payable	163,872	343,774	2,286,001
Accrued expenses	88,427	45,441	458,116

Net cash used by operating activities	(205,917)	(206,611)	(5,058,439)
Cash flows from investing activities
Purchase of equipment	—	—	(132,184)
Payments received on note receivable	—	—	130,000

Net cash used by investing activities	—	—	(2,184)

			Cumulative
			Amounts
	For the Six Months		Since
	Ended June 30,		November 20,
			1991 (Date of
	2003	2002	Inception)

Cash flows from financing activities
Contributed equity	—	—	131,374
Issuance of common stock	10,800	—	3,365,159
Payments on notes payable	(25,000)	—	(231,287)
Proceeds from notes payable	—	—	1,116,613
Payments on convertible notes payable	—	—	(98,500)
Proceeds from convertible notes payable	225,000	205,001	796,702

Net cash provided by financing activities	210,800	205,001	5,080,061

Net increase (decrease) in cash	4,883	(1,610)	19,438
Cash, beginning of period	14,555	2,481	—

Cash, end of period	$19,438	$871	$19,438

Supplemental disclosure of non-cash activities
Repayment of accrued interest through issuance of common stock	$—	$45,104
Retirement of notes payable through issuance of common stock	$—	$83,500

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2003

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

Stock Options

The Company has two incentive stock option plans wherein 6,000,000 shares of the Company’s common stock can be issued. The Company did not issue any stock options during the quarter ended June 30, 2003. As of June 30, 2003, 1,417,000 shares of stock were available for future option grants. The Company accounts for its stock options under Accounting Principles Board (APB) Opinion No. 25 using the intrinsic value method. In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, footnote disclosures of the pro forma effects if the fair value method had been adopted are required to be presented on a quarterly basis. During 2003 and 2002, there were no employee stock options granted and all previously granted employee stock options were fully vested. Therefore there were no differences in net income between the fair value and intrinsic value methods of accounting for stock options.

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

Note 3. Commitment Regarding Peregrine Stock.

Peregrine Properties, LLC, a Utah limited liability company (“Peregrine”), has entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies are funded through an escrow agent. As of December 31, 2000, the Company had deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. Through June 30, 2003, Peregrine had funded $275,800 to the escrow, of which $272,700 had been disbursed and recorded as research and development expense on the financial statements of the Company. The remaining $227,300 to be expended under the agreement has been recorded on the balance sheet in equity under the caption escrow receivable. As expenditures are made from the escrow for research and development, the expenses are recorded on the books of the Company with a corresponding reduction in the escrow receivable. Under the original agreement, upon completion of the studies, the escrow agent was to disburse the 5.5 million shares to Peregrine and to disburse the research results to the Company. On March 22, 2002, the parties entered into an agreement the result of which was to partially close the escrow agreement to the extent of Peregrine’s funding to date. On that date, 3,143,800 shares were distributed to Peregrine and all research conducted to date was disbursed to the Company. Communications with Peregrine regarding the remaining funding commitment and related research are ongoing.

Note 4. Commitment to Issue Warrants.

The Company has committed to issuing warrants to a group of individuals as a replacement for previously expired warrants. Warrants to purchase 799,676 shares of common stock at $0.10 per share, 832,995 shares of common stock at $0.20 per share, and 33,334 shares of common stock at $0.40 per share have been authorized for issuance. Upon issuance, the Company will record an expense equal to the fair market value of the warrants as calculated utilizing the Block-Scholes method, estimated to be approximately $100,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources, and results of operations. This analysis should be read in conjunction with the financial statements and notes thereto at pages 2 through 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2002 (the “2002 10-KSB”).

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

To date, we have not generated significant revenues from operations or realized a profit. Through June 30, 2003, we had incurred a cumulative net loss since inception of $13,675,019. We are currently attempting to secure capital commitments to finance our pre-IND testing of MDI-P as an HIV/AIDS pharmaceutical and to otherwise continue research and testing of our technologies in order to secure required approvals to bring products to market. In that we are a development stage company, we will increasingly require additional funding to continue the development of our technology and to finance submittal of our testing and trials to the appropriate regulatory agencies in order to secure approvals for product development and sales.

Recent Events

We recently engaged Dr. Emil Chi to continue our animal studies on MDI-P. Dr. Chi’s work will study efficacy and toxicology of MDI-P in mice and rabbit populations with certain infectious diseases. We anticipate the result of this work will assist us in establishing dose curves, pharmacokinetic information and mechanism of action data for our IND application to the FDA and to respond to the FDA’s pre-IND open file questions. Dr. Chi, a Ph.D. biochemist, is the Director of the Department of Histopathology at the University of Washington Medical School and is an international expert on pulmonary infections and inflammation. He has published more than 200 scientific articles and has developed a mouse model of asthma currently adopted by most major pharmaceutical companies to test developmental compounds on pulmonary inflammation.

Results of Operations

Revenues and Gross Profit. We did not book any revenue for the quarters or the six-month periods ended June 30, 2003 or June 30, 2002. We do not anticipate booking significant revenues in the near future as we continue to focus on getting products to market.

Operating Expenses and Operating Loss. We did not spend any funds on research and development for the six months ended June 30, 2003, nor were any such funds expended during the same period of 2002. Our general and administrative expenses were $211,132 during the second quarter of 2003, as compared to $385,347 during the quarter ended June 30, 2002. For the six months ended June 30, 2003, our general and administrative expenses were $358,333, as compared with $679,709 for the same period of 2002. As a result of the foregoing, we sustained an operating loss of $211,132 for the quarter ended June 30, 2003, and an operating loss of $358,333 for the six months ended June 30, 2003, as compared with operating losses of $385,347 and $679,709, respectively, for the same periods of 2002.

Other Income/Expense and Net Loss. We booked no other income and incurred interest expenses of $68,933 for the quarter ended June 30, 2003, as compared with $500 of other income and $121,317 in interest expenses for the same period of 2002. For the six months ended June 30, 2003, we booked no other income and incurred interest expense of $126,966, as compared with $500 in other income and $143,422 in interest expense for the six months ended June 30, 2002. In sum, our net loss for the second quarter of 2003 was $280,065 or a loss of less than $0.01 per fully diluted share and our net loss for the six months ended June 30, 2003 was $485,299, also a loss of less than $0.01 per fully diluted share. For the quarter and six months ended June 30, 2002, we incurred net losses of $506,164 and $822,631, respectively, or losses of $0.01 and $0.02, respectively, per fully diluted share.

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

Liquidity and Capital Resources

As of June 30, 2003, we had only $19,438 in cash and had a working capital deficit of $4,074,967. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes. We will require significant additional funding to continue to develop, research and seek regulatory approval of our technologies. In addition, we cannot survive, even in the near term, without immediate additional funding for operations. We do not currently generate any cash from operations and have no credit facilities in place or available. Currently, we are funding operations through short-term loans from shareholders and others.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2003.

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

•	300,000 shares of restricted common stock at $0.04 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

The following documents are furnished as exhibits to this Form 10-QSB. Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

NUMBER	EXHIBIT
3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.1	Mutual Release and Settlement Agreement dated as of November 29, 2001, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on December 15, 2000, and incorporated herein by reference).

10.2	Advisory Agreement dated as of March 26, 2002, between Medical Discoveries, Inc. and Euronet International, Inc. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.3	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

NUMBER	EXHIBIT
10.4	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)  Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

/S/ JUDY M. ROBINETT

Judy M. Robinett President and Chief Executive Officer
Date: August 13, 2003

INDEX TO EXHIBITS

NUMBER	EXHIBIT
3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.1	Mutual Release and Settlement Agreement dated as of November 29, 2001, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on December 15, 2000 and incorporated herein by reference).

10.2	Advisory Agreement dated as of March 26, 2002, between Medical Discoveries, Inc. and Euronet International, Inc. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.3	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.4	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.