Form 10QSB
period 2003-09-30
MEDICAL DISCOVERIES INC
filed 2003-11-12
CIK 748790

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 7, 2003, there were 55,698,856 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The following financial statements are filed with this report:
Condensed Consolidated Balance Sheet as of September 30, 2003, (unaudited) and December 31, 2002
Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited) and cumulative amounts since inception through September 30, 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited) and cumulative amounts since inception through September 30, 2003 (unaudited)
Notes to Unaudited Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
As of September 30, 2003 (Unaudited) and December 31, 2002

	September 30, 2003	December 31, 2002

Current assets
Cash	$6,693	$14,555
Prepaid expenses	24,153	36,261
Current portion of deferred charges	19,767	48,305

Total current assets	50,613	99,121
Deferred charges, less current portion	—	12,076

Total assets	$50,613	$111,197

Current liabilities
Accounts payable	$2,570,618	$2,278,038
Accrued interest	479,005	348,208
Current portion of notes payable	794,217	594,217
Convertible notes payable	498,202	498,202

Total current liabilities	4,342,042	3,718,665
Stockholders’ deficit
Escrow receivable	(227,300)	(227,300)
Additional paid in capital	284,363	284,363
Common stock, no par value, authorized 100,000,000 shares; 55,698,856 and 55,598,856 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	11,828,062	11,713,262
Accumulated deficit	(16,176,554)	(15,377,793)

Total stockholders’ deficit	(4,291,429)	(3,607,468)

	$50,613	$111,197

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Periods Ended September 30, 2003 and September 30, 2002, and Cumulative Amounts
(Unaudited)

					Cumulative
					Amounts
	For the Three Months		For the Nine Months		Since
	Ended September 30,		Ended September 30,		November 20,
					1991 (Date of
	2003	2002	2003	2002	Inception)

Revenues	$—	$1,706	$—	$1,706	$137,212
Cost of goods sold	—	—	—	—	10,526

Gross profit	—	1,706	—	1,706	126,686
Research and development expenses	35,423	—	35,423	—	2,557,164
Inventory writedown	—	—	—	—	96,859
Impairment loss	—	—	—	—	9,709
License	—	—	—	—	1,001,500
General and administrative expenses	215,392	300,808	573,725	980,517	11,154,014

Operating loss	(250,815)	(299,102)	(609,148)	(978,811)	(14,692,560)
Other income (expense)
Interest income	—	—	—	—	23,406
Other income	495	—	495	500	269,421
Interest expense	(63,142)	(30,828)	(190,108)	(174,250)	(824,284)

	(62,647)	(30,828)	(189,613)	(173,750)	(531,457)
Loss before income taxes and extraordinary item	(313,462)	(329,930)	(798,761)	(1,152,561)	(15,224,017)
Income taxes	—	—	—	—	—
Forgiveness of debt net of $0 income taxes	—	—	—	—	1,235,536

Net loss available to shareholders	$(313,462)	$(329,930)	$(798,761)	$(1,152,561)	$(13,998,481)

Net loss per share
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.60)
Extraordinary item	—	—	—	—	0.05

Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$(0.54)

Weighted average shares outstanding	55,698,856	36,840,449	55,665,523	35,664,087	25,279,256

See accompanying notes

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods Ended September 30, 2003 & September 30, 2002 (Unaudited), and Cumulative Amounts

			Cumulative
			Amounts
	For the Nine Months		Since
	Ended September 30,		November 20,
			1991 (Date of
	2003	2002	Inception)

Cash flows from operating activities
Net loss	$(798,761)	$(1,152,561)	$(14,776,997)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock options issued for services	—	124,959	2,841,253
Common stock issued for services, expenses, and litigation	7,000	245,131	4,164,821
Reduction of escrow receivable from research and development	—	—	272,700
Reduction of legal costs	—	—	(130,000)
Notes payable issued for litigation	—	—	385,000
Depreciation	—	679	100,271
Write-off of subscription receivables	—	—	112,500
Impairment loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Gain on debt restructuring	—	—	(1,235,536)
Write-off of receivables	—	—	193,965
Changes in assets and liabilities
Deferred charges	40,614	36,230	(19,767)
Accounts receivable	—	—	(7,529)
Inventory	—	—	—
Prepaid expenses	12,108	—	(24,153)
Other assets	—	—	—
Accounts payable	292,580	412,453	2,414,709
Accrued expenses	130,797	76,161	500,486

Net cash used by operating activities	(315,662)	(256,948)	(5,168,184)
Cash flows from investing activities
Purchase of equipment	—	—	(132,184)
Payments received on note receivable	—	—	130,000

Net cash used by investing activities	—	—	(2,184)

			Cumulative
			Amounts
	For the Nine Months		Since
	Ended September 30,		November 20,
			1991 (Date of
	2003	2002	Inception)

Cash flows from financing activities
Contributed equity	—	—	131,374
Issuance of common stock	107,800	—	3,462,159
Payments on notes payable	(25,000)	—	(231,287)
Proceeds from notes payable	—	—	1,116,613
Payments on convertible notes payable	—	—	(98,500)
Proceeds from convertible notes payable	225,000	255,002	796,702

Net cash provided by financing activities	307,800	255,002	5,117,061

Net increase (decrease) in cash	(7,862)	(1,946)	6,693
Cash, beginning of period	14,555	2,481	—

Cash, end of period	$6,693	$535	$6,693

Supplemental disclosure of non-cash activities
Repayment of accrued interest through issuance of common stock	$—	$45,104
Retirement of notes payable through issuance of common stock	$—	$83,500

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2003

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

Stock Options

The Company has two incentive stock option plans wherein 6,000,000 shares of the Company’s common stock can be issued. The Company did not issue any stock options during the quarter ended September 30, 2003. As of September 30, 2003, 1,417,000 shares of stock were available for future option grants. The Company accounts for its stock options under Accounting Principles Board (APB) Opinion No. 25 using the intrinsic value method. In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, footnote disclosures of the pro forma effects if the fair value method had been adopted are required to be presented on a quarterly basis. During 2003 and 2002, there were no employee stock options granted and all previously granted employee stock options were fully vested. Therefore there were no differences in net income between the fair value and intrinsic value methods of accounting for stock options.

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

Note 3. Commitment Regarding Peregrine Stock.

Peregrine Properties, LLC, a Utah limited liability company (“Peregrine”), has entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies are funded through an escrow agent. As of December 31, 2000, the Company had deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. Through September 30, 2003, Peregrine had funded $275,800 to the escrow, of which $272,700 had been disbursed and recorded as research and development expense on the financial statements of the Company. The remaining $227,300 to be expended under the agreement has been recorded on the balance sheet in equity under the caption escrow receivable. As expenditures are made from the escrow for research and development, the expenses are recorded on the books of the Company with a corresponding reduction in the escrow receivable. Under the original agreement, upon completion of the studies, the escrow agent was to disburse the 5.5 million shares to Peregrine and to disburse the research results to the Company. On March 22, 2002, the parties entered into an agreement the result of which was to partially close the escrow agreement to the extent of Peregrine’s funding to date. On that date, 3,143,800 shares were distributed to Peregrine and all research conducted to date was disbursed to the Company. Communications with Peregrine regarding the remaining funding commitment and related research are ongoing.

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

Note 5. Sales of Stock.

On October 28, 2003, the Company sold 8,375,000 shares of restricted common stock to various investors for $335,000 ($0.04 per share) pursuant to a private placement. Those shares have not yet been issued by the Company’s transfer agent.

Note 6. Issuance of Stock Component of Interest.

On October 28, 2003, the Company authorized the issuance of 89,739 shares of restricted common stock in payment of $6,175.99 in accrued interest pursuant to 15% promissory notes the Company issued in October of 2002 and January of 2003. Those shares have not yet been issued by the Company’s transfer agent.

Note 7. Grant of Options to Directors.

On October 28, 2003, the Company issued options to the following members of the Board of Directors to purchase the following numbers of shares and with the following exercise prices per share. All of the following options are fully-exercisable and expire on October 27, 2006.

Name	Shares	Exercise Price

Judy M. Robinett	14,000,000	$0.02
David R. Walker	100,000	$0.05
Alvin Zidell	100,000	$0.05
Neal Desai	100,000	$0.05

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

Overview

We are a development-stage bio-pharmaceutical research company engaged in the research, development and validation of a novel class of drugs, based upon our patented and proprietary electrolysis technologies. We seek to develop active anti-viral, anti-bacterial and anti-fungal agents for a variety of applications. Our initial focus is the treatment of HIV/AIDS.

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

Our highest priority is to develop and commercialize MDI-P as a pharmaceutical for the treatment of HIV/AIDS. We are in the process of completing preparatory testing and steps necessary to seek approval from the Food and Drug Administration (FDA) to test MDI-P as an HIV/AIDS treatment in clinical trials. We have completed in-vitro efficacy testing and toxicity testing on animals. We next seek to test MDI-P in a controlled, independent, clinical trial of human AIDS patients. If that clinical testing is successful, we intend to submit an Investigatory New Drug (IND) application with the FDA, the approval of which would allow us to begin human clinical testing of MDI-P in the United States. Our ultimate objective for MDI-P’s pharmaceutical applications is to co-develop MDI-P with or out-license or sell the technology to a member of the global pharmaceutical industry at some point following the approval of our IND application.

To date, we have not generated significant revenues from operations or realized a profit. Through September 30, 2003, we had incurred a cumulative net loss since inception of $13,988,481. We are currently attempting to secure capital commitments to finance our pre-IND testing of MDI-P as an HIV/AIDS pharmaceutical and to otherwise continue research and testing of our technologies in order to secure required approvals to bring products to market. In that we are a development stage company, we will require additional funding to continue the development of our technology and to finance submittal of our testing and trials to the appropriate regulatory agencies in order to secure approvals for product development and sales.

Recent Events

Sale of Stock and Development Milestones. Subsequent to the period covered by this report, we raised $335,000 through the sale of restricted common stock at $0.04 per share pursuant to our current private placement. Pursuant to our commercialization strategy announced in the 2002 10-KSB, we estimated that we would need to expend $805,000 in research and development to file an IND application with the FDA for MDI-P as an HIV/AIDS therapy. (See “Description of Business – Commercialization Strategy” in the 2002 10-KSB.) In addition, we estimated we would need to expend an additional $900,000 to $1,100,000 in debt service and general and administrative costs between now and when we hope to file the IND in June 2004. Therefore, we estimated a need for between $1.7 and $1.9 million to advance our highest priority target, HIV/AIDS, to the next development milestone. We continue to believe those near-term financing targets are realistic. However, we have raised less than one-third of those funds to date and may not meet the June 2004 target for filing an IND.

Results of Operations

Revenues and Gross Profit. We did not book any revenue for the quarter or nine months ended September 30, 2003. We booked $1,706 of revenue for the quarter ended September 30, 2002 on the sale of non-core skin care products manufactured several years ago. We do not anticipate booking significant revenues in the near future as we continue to focus on commercializing our products.

Operating Expenses and Operating Loss. We spent $35,423 on research and development for the quarter ended September 30, 2003, on preclinical tests of MDI-P being conducted by Dr. Emil Chi at the University of Washington. We did not have any research and development expenses for the same period of 2002. Our general and administrative expenses were $215,392 during the third quarter of 2003, as compared to $300,808 during the quarter ended September 30, 2002. As a result of the foregoing, we sustained an operating loss of $250,815 for the quarter ended September 30, 2003, as compared with an operating loss of $299,102 for the same period of 2002. Year-to-date, our operating expenses and resulting operating loss were $609,148. By comparison, we booked $980,517 in operating expenses in the first nine months of 2002, resulting in an operating loss of $978,811.

Other Income/Expense and Net Loss. We booked $495 in other income and incurred interest expenses of $63,142 for the quarter ended September 30, 2003, as compared with no other income and $30,828 in interest expenses for the same period of 2002. In sum, our net loss for the third quarter of 2003 was $313,462 or a loss of $0.01 per fully diluted share. For the quarter ended September 30, 2002, we incurred a net loss of $329,930, also a loss of $0.01 per fully diluted share. For the nine months ended September 30, 2003, we incurred a net loss of $798,761, or more than $0.01 per fully diluted share, as compared with a net loss of $1,152,561 or $0.03 per share for the same period of 2002.

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

Liquidity and Capital Resources

As of September 30, 2003, we had only $6,693 in cash and had a working capital deficit of $4,291,429. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes. We will require significant additional funding to continue to develop, research and seek regulatory approval of our technologies. In addition, we cannot survive, even in the near term, without immediate additional funding for operations. We do not currently generate any cash from operations and have no credit facilities in place or available. Currently, we are funding operations through private equity sales.

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

Pursuant to our commercialization strategy, we estimated earlier this year that we would need to expend $805,000 in research and development to file an IND application with the FDA for MDI-P as an HIV/AIDS therapy. (See “Description of Business – Commercialization Strategy” in the 2002 10-KSB.) In addition, we estimated we would need to expend an additional $900,000 to $1,100,000 in debt service and general and administrative costs between now and when we hope to file the IND in June 2004. Therefore, we estimated a need for between $1.7 and $1.9 million to advance our highest priority indication, HIV/AIDS, to the next development milestone. We continue to believe those near-term financing targets are realistic. However, we have raised less than one-third of those funds to date and may not meet the June 2004 target for filing an IND.

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

NUMBER	EXHIBIT

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.1	Mutual Release and Settlement Agreement dated as of November 29, 2001, among Medical Discoveries, Inc., Harvest Group, L.L.C. and Hydromedics, Inc. (f/k/a Advanced Sales Company, Inc.) (filed as Exhibit 10 to the Company’s Current Report on Form 8-K on December 15, 2000, and incorporated herein by reference).

10.2	Advisory Agreement dated as of March 26, 2002, between Medical Discoveries, Inc. and Euronet International, Inc. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the

NUMBER	EXHIBIT

fiscal year ended December 31, 2001, and incorporated herein by reference).

10.3	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.4	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

/S/ JUDY M. ROBINETT

Judy M. Robinett
President and Chief Executive Officer

Date: November 11, 2003

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