Form 10KSB
period 2003-12-31
MEDICAL DISCOVERIES INC
filed 2004-03-30
CIK 748790

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2003

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

Common Stock, no par value

(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑

The issuer had no revenues for its most recent fiscal year.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of the last business day of the issuer’s most recently completed second fiscal quarter, June 30, 2003, was $3,040,627.

      As of March 5, 2004, the issuer had 83,629,077 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the issuer’s 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB.

      Transitional Small Business Disclosure Format (check one):     Yes ☐          No ☑

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This Report, including the documents incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our dependence on a single product, our lack of operating revenues or profits, our dependence on raising significant additional capital, our auditors’ expression of substantial doubt as to our ability to continue as a going concern, the government regulation to which we are subject, our exposure to pricing and reimbursement risks, the unproven state of our technologies, the competition we face, the potential that our intellectual property is not adequately protected, our risk of product liability, and the risk that shareholders could suffer substantial dilution. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including and other factors referred to in the Company’s press releases and reports filed with the Securities and Exchange Commission (the “SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on the Company’s operating results are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Forward-Looking Information and Factors Affecting Future Results” and elsewhere in this report.

PART I

Item 1.	Description of Business

OVERVIEW

      We are a development-stage bio-pharmaceutical company engaged in the research, validation, development and ultimate commercialization of a patented anti-infective technology. Our electrolyzed solution of free radicals represents a novel approach to treating our initial target indication, HIV. We plan in the near future to conclude our pre-clinical work and enter the clinic in our initial target indication. If our HIV clinical trials are successful, we plan to develop this therapy for additional target indications.

      Our product, called MDI-P, appears to have the ability to destroy certain viruses, bacteria and fungi without any associated toxicity both in animals and in cell-based assays. We are committed to the development of MDI-P as an anti-infective therapeutic product for in-vitro and in-vivo applications. Our highest priority is to develop and commercialize MDI-P as a pharmaceutical for the treatment of HIV. We are in the process of completing pre-clinical development and plan to file an Investigative New Drug application (IND) with the Food and Drug Administration (FDA) for MDI-P as an HIV treatment. If the FDA approves the IND, we will begin a Phase I clinical test at the Harvard School of Medicine using a protocol designed by Dr. Bruce Dezube. We expect to add additional indications for the use of MDI-P in the future as we complete our pre-clinical development.

      To date, we have not generated significant revenues from operations or realized a profit. Through December 31, 2003, we had incurred a cumulative net loss since inception of $14,141,763. We are currently attempting to secure capital commitments to finance the completion of our pre-clinical analysis, file our IND for MDI-P as an HIV therapeutic, determine additional potential indications for MDI-P, and to otherwise continue research and testing of our technologies in order to secure required approvals to bring products to market. In that we are a development stage company, we will increasingly require additional funding to continue the development of our technology and to finance submittal of our testing and trials to the appropriate regulatory agencies in order to secure approvals for product development and sales.

RECENT DEVELOPMENTS

      Sepsis Study Reaffirms Anti-Infective Strength and Low Toxicity of MDI-P. In March, 2004, we received a study on sepsis that reaffirms the anti-infective strength and low toxicity profile in pre-clinical mouse models of MDI-P. In the MDI-sponsored study, the goal was to test the efficacy of MDI-P in inhibiting inflammatory responses in mice, induced by bacteria that cause sepsis, a severe illness caused by infection of the bloodstream by toxin-producing bacteria. The study used 25%, 50% and 100% MDI-P solutions to inhibit inflammatory processes that generally lead to septic shock. MDI-P was evaluated against both a saline control group of mice and a positive control group that had been given Gentamicin, an established antibiotic treatment for sepsis. The study confirmed that 100% dose strength of MDI-P offered substantial benefit to the mice when compared to both the placebo and to Gentamicin, but without the apparent toxicity profile that Gentamicin exhibits.

      While HIV is our initial target indication, this report is significant. In the US, sepsis is the leading cause of death in noncoronary ICU patients, and recent 1998 data from the Centers for Disease Control show that it is the 11th leading cause of death overall. Despite enormous investments in intensive care, sepsis has been associated with mortality rates ranging from 28% to 50%. It is estimated that more than 700,000 cases of severe sepsis occur in the US each year, resulting in more than 200,000 deaths. Extrapolated to a global population, this represents several million cases of severe sepsis annually worldwide with a mortality of up to 1 million cases.

      This research is one of several studies on pre-clinical models of infectious diseases that mimic human disease, being conducted by Dr. Emil Chi, Director of the University of Washington Medical School’s Department of Histopathology. This and Dr. Chi’s other studies will help support our IND for HIV.

      Retirement of Secured Note. In March, 2004, we negotiated an arrangement whereby we converted an outstanding, secured promissory note to common stock. The total obligation outstanding on the note was approximately $130,000 and was converted at an effective rate of approximately 8 cents per share.

      Old Debt Reduction. In February, 2004, we wrote off $610,828 in liabilities from our balance sheet after we received approvals from our legal counsel to do so. The extinguished liabilities were either determined to be uncollectible by the creditor for a variety of reasons or were determined to be inaccurately booked. All of the written off liabilities were booked prior to 2000.

      Private Placement. In January, 2004 we announced the closure of a $1.1 million private placement of restricted common stock at the price of $0.04 per share. The funds will be used primarily to complete the needed pre-clinical work (in-vivo animal models of infectious diseases) and Chemistry, Manufacturing and Control (CMC) work to support the filing of our IND for HIV.

      Engagement of C.K. Cooper & Company. In December 2003, we engaged C.K. Cooper & Company to serve as our investment banker and advise us on completing our restructuring process, achieving milestones, and developing future capital. C.K. Cooper & Company is a specialty, full service investment banking/brokerage firm that provides a high level of customer service to its clients and institutional investors, focusing on private, small and micro cap growth companies in the life sciences, oil & gas and technology industries.

BUSINESS STRATEGY

      Our highest priority is to complete our pre-clinical development, file an IND and begin the clinical development of MDI-P as a therapeutic regimen for the treatment of HIV. We have completed much of the preliminary pre-clinical work necessary for an IND application, including testing in chemistry and composition, microbiology, efficacy in cell lines, and toxicity and efficacy in animals. Prior to submitting the IND application, we intend to conduct additional toxicity and efficacy testing in animals, establish the chemistry, manufacturing and control (CMC) production of MDI-P, and establish current Good Manufacturing Practices (cGMP), as outlined by the FDA.

      Our second priority is the completion of a longer-range strategic business plan in which we utilize the intellectual property and analysis that has been developed over the last decade and determine an appropriate direction for future development of the business over the next five years. Some of the issues we will be dealing with will include:

•	Listing the Company’s common stock on a stock exchange or NASDAQ

•	How to provide shareholders with liquidity, transparency and a return on investment

•	A decision on whether or when to relocate the Company or maintain its current location

•	A decision as to what staffing requirements the Company will have, when to bring additional permanent staff on board and the best route for recruiting those staff members

•	Additional target indications and the formulation and development process required for those target indications

•	A comprehensive intellectual property strategy

•	A potential partnering strategy

•	Projected long-term financing requirements

MDI-P: NOVEL ANTI-INFECTIVE TECHNOLOGY

      MDI-P is a proprietary electrolyzed solution of free radicals which has been proven in cell lines and in live animal tests to have significant anti-infective effects. MDI-P appears to work by virtue of the direct virus-, bacteria-and parasite-killing effect of several of the powerful oxidants present in the MDI-P solution, including various hypochlorous acid chains, ozone and dilute hydrogen peroxide. Most such oxidants, traditionally believed to have a very short half-life in their natural state, seem to exhibit stability of several months or longer in MDI-P.

      During the past nine years, we have conducted a variety of cell line testing at the following university and medical research institutions:

Stratton V.A. Medical Center, Albany, New York
Albany Medical College, Albany, New York
Indiana University School Of Medicine And Dentistry
University of California, Los Angeles
Baylor College of Medicine and Dentistry, Dallas, Texas
Dana-Farber Cancer Institute, Boston, Massachusetts

      Highlights from those tests include the following:

•	In 1998, we initiated in vitro testing, conducted at the Dana-Farber Cancer Institute in Boston, Massachusetts, a major teaching affiliate of the Harvard Medical School. The results of this independent testing confirmed that MDI-P achieved destruction of more than 90% of the HIV virus in cell cultures, with no toxicity to the cells.

•	In 2000, data and results published by Dr. Aldonna Baltch, M.D., of the Stratton V.A. Medical Center and Albany Medical College, Albany NY, indicated that MDI-P is a potent antibacterial and anti-fungal agent. Dr. Baltch’s work demonstrated that MDI-P was effective in destroying the fungi Candida albicans and Legionella pneumophillia (Legionnaire’s Disease) within 60-seconds of exposure with no evidence of cell toxicity. This work was published in The American Journal of Infection Control in 2000 and as abstracts of the American Society of Microbiology meetings in 1997 and 1998.

•	Toxicity tests completed in 2001 by WIL Research Laboratories demonstrated that various strengths of MDI-P (up to a 50% solution strength) produced no systemic toxicity in laboratory animal tests used to assess potential problems for human application. These studies were conducted following FDA guidelines and have helped establish that MDI-P is reasonably safe for human clinical trials. This toxicity data is being amended by inclusion of 100% strength MDI-P in our ongoing mouse and rabbit studies.

      Several months ago, we initiated a new series of live animal tests of MDI-P at the University of Washington Medical School, including a cystic fibrosis mouse model and a mouse ozone model. All of these tests may indicate MDI-P is a technology with a broad spectrum of anti-infective applications with limited cell-based toxicities.

Application of MDI-P to HIV:

      Overview. Our pre-clinical research has demonstrated that MDI-P is capable of rapidly killing HIV upon direct contact and preventing infection of cells in a cell culture. MDI-P has also shown it is capable of rapidly killing the HIV virus in an acutely infected cell line. Furthermore, the destruction of the HIV virus by MDI-P in cell culture or a cell line does not require any additional combination of drugs, and appears to have a low toxicity profile in pre-clinical analysis. If these results can be replicated in human beings, under appropriate clinical protocols, this therapy may represent a significant clinical advance over existing therapies.

      Background of HIV/ AIDS. HIV is a retrovirus whose genetic information is encoded by ribonucleic acid (RNA) instead of deoxyribonucleic acid (DNA). It spreads through the body by invading host cells and using the human cells’ own protein synthesis process to replicate itself. As the virus replicates, it slowly destroys the immune system by infecting and killing T lymphocytes, so-called “T cells”, which are critical for the function of the human immune system.

      Existing Therapies for HIV. There are approximately 83 HIV therapies currently on the market and approved by the FDA with a market value of approximately $9.5 billion per year. The primary current therapies for HIV are anti-retroviral products falling into four categories: nucleoside reverse transcriptase inhibitors, non-nucleoside reverse transcriptase inhibitors, protease inhibitors, and anti-fusion of HIV-1 with CD4 cells (Fuzeon, or enfuvirtide). These therapies are typically taken in combination called Highly Active Antiretroviral Therapy (HAART). HAART is effective in controlling the levels of virus and in increasing the number of T cells. However, these combination therapies are also associated with significant toxicity and viral resistance. As a result, current therapy management is characterized by a set of complex issues: when to initiate therapy, what regimen to use, which drugs within each class to use, and when to change therapies. Due to limitations of chronic use of anti-retroviral drug therapies, guidelines issued by the National Institutes of Health suggest starting these therapies later in the disease. Therefore, a need exists for therapies that are useful early in the disease process, that are non-toxic, that are active against resistant strains and that do not give rise to rapid resistance. Even the new best-of-breed therapeutic, Fuzeon, requires administration with other standard combination antiretroviral therapies, and still exhibits a number of toxicities, including: inflammation/cysts at site of injection (9%/26%), erythema (22%), proritus (4%), ecchymosis (8%), and on a less frequent basis, rashes, fever, nausea, vomiting, chills, hypotension, increased hepatic enzymes, neutropenia, thrombocytomeia, and renal failure.

      Benefits of MDI-P. MDI-P appears to have several important characteristics that could provide benefits to both patients and providers alike:

•	MDI-P’s mechanism of action is not accomplished by enzyme or nucleic acid inhibition, but rather by direct intra-cellular effects. MDI-P is very rapid in effect and destroys viruses without destroying host cells.

•	MDI-P’s broad-spectrum antiviral effects appear to make it effective against even highly resistant viral strains and not subject to rapid resistance.

•	The destruction of bacterial organisms by exposure to MDI-P does not appear to produce any potential harmful effects.

•	MDI-P appears to have a low toxicity profile and therefore may be better tolerated by patients.

      MDI’s HIV Protocol. The HIV virus is known to have a cell replication cycle of approximately 10 days to two weeks. For this reason, the Phase I protocol designed by Dr. Bruce Dezube planned at Harvard Medical

School will use daily infusions over fourteen-day infusion cycles of MDI-P, followed by a rest period, followed by subsequent two-week infusions. The selection of the appropriate human dosing regimen will be based upon the dose curve data currently being established at the University of Washington Medical School. Since the best-of-breed therapeutics in HIV (e.g., Fuzeon) establish an ability to bring the HIV RNA cell count below 400 copies per ml for as much as 65% of HIV patients, the Harvard Phase I studies will be examining toxicity, together with early signs of efficacy in bringing HIV RNA cell copies in blood tests down to or below this level with statistical significance.

PATENTS

      Our patents and resulting intellectual properties now span more than a decade of research and development. We hold eight United States Patents, two Japanese patents and a Mexican patent on our core technologies. The US Patents are identified and have been awarded by the U.S. Patent Office under the following Notifications:

Patent No. 5,334,383
“Electrically Hydrolyzed Salines As In Vivo Microbicides For Treatment Of Cardiomyopathy And Multiple Sclerosis,”

Patent No. 5,507,932
“Apparatus For Electrolyzing Fluids,”

Patent No. 5,560,816
“Method For Electrolyzing Fluids,”

Patent No. 5,622,848
“Electrically Hydrolyzed Saline Solutions As Microbicides For In Vitro Treatment Of Contaminated Fluids Containing Blood,”

Patent No. 5,674,537
“An Electrolyzed Saline Solution Containing Concentrated Amounts Of Ozone And Chlorine Species,”

Patent No. 5,731,008
“Electrically Hydrolyzed Salines As Microbicides,”

Patent No. 6,007,686
“System For Electrolyzing Fluids For Use As Antimicrobial Agents,”

Patent No. 6,117,285
“System For Carrying Out Sterilization Of Equipment,”

COMPETITION

      The biotechnology and pharmaceutical industries are characterized by rapidly evolving technologies and intense competition. Our competitors include major pharmaceutical, and specialized biotechnology companies, many of which have financial, technical, and marketing resources significantly greater than ours. Fully integrated pharmaceutical companies, due to their expertise in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing, as well as their substantially greater financial and other resources, may be our most formidable competitors. In addition, acquisitions by such pharmaceutical companies could enhance the financial and marketing resources of smaller competitors. Furthermore, colleges, universities, governmental agencies, and other public and private research organizations will continue to conduct research and possibly market competitive commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also will compete with us in recruiting and retaining highly qualified scientific personnel.

      If and when we obtain regulatory approval for any of the potential uses of our technology which require them, we must then compete for acceptance in the marketplace. Given that such regulatory approval, especially in the United States, may take a number of years, the timing of the introduction of our technology and other products to the market is critical. Other safe and effective drugs and treatments may be introduced into the market prior to the time that we are able to obtain approval for the commercialization of our technology. In addition, even after such regulatory approval is obtained, competition among products approved for sale may be affected by, among other things, product efficacy, safety, reliability, availability, price, and patent position. There can be no assurance that our technology will be competitive if and when introduced into the marketplace for any of its possible uses.

COMPETITIVE BUSINESS POSITION

      We are aware of other companies who may be developing similar technologies and products for markets in which we may pursue product development and revenue. We are continuing to monitor and learn about these companies and technologies, in that they may provide opportunities to develop key relationships that will enhance our understanding and development of these technologies and assist us to enter worldwide markets in the future, either separately or in strategic alliance with these companies. None of these companies is seen as an immediate competitive threat to our stated strategy.

      The HIV market, our initial targeted application, is intensely competitive and rapidly changing. There are approximately 83 drugs currently approved by the FDA for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products for HIV treatment. Although we believe there is a significant future market for HIV therapies and we believe MDI-P offers competitive advantages over existing therapies, even if MDI-P is approved for sales, we will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products for HIV treatment developed by our largest competitors, principally including Roche, Pfizer, GlaxoSmithKline, Merck & Co., Bristol-Myers Squibb and Abbott Laboratories, will not be more effective or more effectively marketed and sold than our technology.

GOVERNMENT REGULATIONS

      Overview. Our use of MDI-P in the treatment of HIV and for other human or non-human uses is subject to extensive regulation by United States and foreign governmental authorities. In particular, pharmaceutical treatments are subject to rigorous pre-clinical and clinical testing and other approval requirements by the FDA in the United States under the federal Food, Drug and Cosmetic Act and by comparable agencies in most foreign countries. Various federal, state and foreign statutes also govern or influence the manufacture, labeling, storage, record keeping, and marketing of such products. Pharmaceutical manufacturing facilities are also regulated by state, local, and other authorities. Obtaining approval from the FDA and other regulatory authorities for a new drug or treatment may take several years and involve substantial expenditures. Moreover, ongoing compliance with these requirements can require the expenditure of substantial resources. Difficulties or unanticipated costs may be encountered by us in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing MDI-P.

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

      Phase I testing typically takes at least one year, Phase II trials typically take from 1 1/2 to 2 1/2 years, and Phase III trials generally take from 2 to 5 years to complete. Should the FDA grant “fast-track” status to MDI-P based upon its safety profile and early signs of efficacy in Phase I clinical trials, the overall timeline for completion of Phase II-III clinical trials can be compacted to as little as 2-3 years. We can give no assurance that Phase I, Phase II or Phase III testing for MDI-P will be completed successfully within any specified time period, if at all. While we are hopeful that “fast-track” status might be provided MDI-P, there is no assurance that such status will, in fact, be provided. Furthermore, the FDA may suspend clinical trials at any time if the patients are believed to be exposed to a significant health risk.

      An investigator’s brochure must be included in the IND and the IND must commit the sponsor to obtain initial and continual review and approval of the clinical investigation. A section describing the composition, manufacture and control of the drug substance and the drug product is included in the IND. Sufficient information is required to be submitted to assure the proper identification, quality, purity and strength of the investigational drug. A description of the drug substance, including its physical, chemical, and biological characteristics, must also be included in the IND. The general method of preparation of the drug substance must be included. A list of all components including inactive ingredients must also be submitted. There must be adequate information about pharmacological and toxicological studies of the drug involving laboratory animals and in vitro tests on the basis of which the sponsor has concluded that it is reasonably safe to conduct the proposed clinical investigation. Where there has been widespread use of the drug outside of the United States or otherwise, it is possible in some limited circumstances to use well documented clinical experience as a substitute for other pre-clinical work.

      The FDA typically takes several months to consider and act on an IND application. If no agency comment is provided on the IND application within one month, we will be allowed to begin recruiting patients for our Phase I clinical trial. We can give no assurance that our IND application will be approved or, if approved following comments or subject to modifications, the length of FDA approval time.

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

RESEARCH AND DEVELOPMENT

      Our research and development efforts consist primarily of pre-clinical development of and preparing applications for regulatory approvals for MDI-P for our primary indication, HIV. Our research and development is accomplished by outside scientific researchers under the coordination of Craig Palmer, Ph.D. During the fiscal year ended December 31, 2003, we spent $100,423 on research and development of MDI-P. During fiscal 2002, we had no research and development expenditures due to lack of funds. From inception through December 31, 2003, we have recorded $2,622,164 in research and development expenses. We are actively pursuing our research efforts of MDI-P. See “Business Strategy” above.

EMPLOYEES

      We currently have no employees. Judy M. Robinett, MDI’s President and CEO, is an independent contractor. We have engagements with a number of consultants for communications, investor relations, website development, accounting and other services. Over the past several years, our priority has been the advancement of our therapeutic technology through pre-clinical development and all capital resources have been devoted in that direction. At such time as capital resources permit, we will hire a full- time staff of employees.

SCIENTIFIC ADVISORY BOARD

      We have a scientific advisory board consisting of the following individuals:

Bruce I. Dezube, M.D.

Director of AIDS Oncology, Beth Israel Deaconess Medical Center, Boston
Associate Professor of Medicine, Harvard Medical School

      We retained Dr. Dezube to oversee medical testing, FDA protocol alignment and approvals planning for MDI-P. Dr. Dezube will be the principal investigator for our IND in HIV. Dr. Dezube is a member of the

AIDS Clinical Trial Group (ACTG) where he is principal investigator in more than seven studies involving the testing and evaluation of interferon and newer anti-HIV agents. Additionally, Dr. Dezube has been involved in industry-sponsored studies of other anti-HIV agents, assisting with required FDA approvals. In one such action, Dr. Dezube assisted Fuji Immuno Pharmaceuticals, Inc. in receiving the quickest FDA approval for Phase 1 clinical trials ever granted an anti-HIV drug. Dr. Dezube received his M.A. from Harvard University and his M.D. from Tufts University. Dr. Dezube was a research fellow in hematology and oncology and is board certified in internal medicine, hematology, and oncology.

Robert A. Mastico, Ph.D.

Physical Chemist, Independent Consultant

      Dr. Mastico specializes in the chemistry, manufacturing and control of new drug substances required for FDA approval. He successfully submits at least three new INDs to the FDA each year, handling the manufacturing and analytical data (CMC section) for investigational therapeutics. We have retained Dr. Mastico to determine the chemical characterization requirements for MDI-P, and for planning and compliance with all FDA and other required certifications involving chemical analyses. Dr. Mastico received his Ph.D. from the University of Leeds in genetic biochemistry and has fifteen years experience in the fields of biotherapeutics and pharmaceutical production.

Craig R. Palmer, Ph.D.

Principal, Palmer Capital Group, LLC

      Dr. Palmer has served over the past twenty years as a strategic financial advisor to a wide variety of technology platform and biotech companies in their capital formation, management and product licensing arenas. We have retained Dr. Palmer to assist us in managing the pre-clinical and clinical development of MDI-P as well as commercialization. He serves as a director on several biotech and biomedical companies, and has successfully licensed major ethical drugs and biomedical devices. Prior to his involvement as a Principal in Palmer Capital Group LLC, and its predecessor The Palmer Group, he served as a manager and principal in the consulting operations of Ernst & Young (10 years), followed by a brief stint as a VP of Investments for a regional bank and its SBIC. Dr. Palmer has assisted a number of his clients in securing underwriters for their IPOs or secondary offerings. He has also assisted several clients in establishing major strategic partnerships for product development. Dr. Palmer received his Ph.D. from the University of Washington, where he was an NDEA Title IV fellow.

ORGANIZATIONAL HISTORY

      Medical Discoveries, Inc. was incorporated under the laws of the State of Utah on November 20, 1991. Effective as of August 6, 1992, the Company merged with and into WPI Pharmaceutical, Inc., a Utah corporation (WPI), pursuant to which WPI was the surviving corporation. Pursuant to the MDI-WPI merger, the name of the surviving corporation was changed to Medical Discoveries, Inc. WPI was incorporated under the laws of the State of Utah on February 22, 1984 under the name Westport Pharmaceutical, Inc. Effective as of May 8, 1984, Westport Pharmaceutical, Inc. merged with and into Euripides Technology, Inc., a Utah corporation (Euripides), pursuant to which Euripides was the surviving corporation. Pursuant to the Westport-Euripides merger, the name of the surviving corporation was changed to Westport Pharmaceutical, Inc. Westport Pharmaceutical, Inc. subsequently changed its name to WPI Pharmaceutical, Inc. Euripides was incorporated under the laws of the State of Utah on November 9, 1983.

      On July 6, 1998, the Company incorporated a wholly-owned subsidiary, Regenere, Inc., in the State of Nevada. On October 2, 1998, the Company incorporated another wholly-owned subsidiary, MDI Healthcare Systems, Inc., in the State of Nevada. Both subsidiaries were incorporated to undertake special purposes, neither of which were pursued by the Company in recent years. As of December 31, 2003, we dissolved both subsidiaries.

      The Company files annual, quarterly, and current reports, proxy statements, and other information with the Commission. You may read and copy any reports, statements, or other information that the Company files at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Room. The Commission also maintains an Internet site (http://www.sec.gov) that makes available to the public reports, proxy statements, and other information regarding issuers, such as the Company, that file electronically with the Commission. Reports, proxy statements and other information concerning the Company can be inspected and copied at the Public Reference Room of the National Association of Securities Dealers, 1735 K Street, N.W., Washington, D.C. 20006. We are not required to deliver annual reports to security holders, but we plan to deliver an annual report to all shareholders this year prior to our annual meeting of shareholders.

Item 2.	Description of Property

      We do not currently own or lease any real property. Currently, we operate out of the President and CEO’s home office as our address of record. We do not pay any rent to the President and CEO. Over the past several years, our priority has been the advancement of our therapeutic technology through pre-clinical development and all capital resources have been devoted in that direction. At such time as capital resources permit, we will lease dedicated office and laboratory space.

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

Fiscal Year Ended December 31, 2003	High Bid	Low Bid

First Quarter	$0.085	$0.035
Second Quarter	0.090	0.055
Third Quarter	0.075	0.045
Fourth Quarter	0.395	0.060

Fiscal Year Ended December 31, 2002	High Bid	Low Bid

First Quarter	$0.250	$0.095
Second Quarter	0.450	0.075
Third Quarter	0.105	0.035
Fourth Quarter	0.075	0.045

SHAREHOLDERS

      The approximate number of shareholders of record of our common stock as of March 5, 2004 was 1,388. This number does not include shareholders whose shares are held in securities position listings.

DIVIDENDS

      We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We presently intend to retain any future earnings for financing our growth and expansion.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table contains information regarding our equity compensation plans as of December 31, 2003.

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average	for Future Issuance
	Issued upon	Exercise	Under Equity
	Exercise of	Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities Reflected
	Warrants and	Warrants and	in the First
Plan Category	Rights	Rights	Column)

Equity compensation plans approved by security holders(1)	3,283,000	$0.13	-0-
Equity compensation plans not approved by security holders(2)	15,300,000	$0.02	4,700,000

Total	18,583,000	$0.04	4,700,000

(1)	Consists of the 1993 Incentive Plan.

(2)	Consists of the 2002 Stock Incentive Plan, which was adopted by the Board of Directors as of July 11, 2002. It has not been approved by our stockholders. A maximum of 20,000,000 shares of our common stock are authorized to be issued under the plan. This number is subject to adjustment in the case of certain changes in our capital structure. Moreover, shares subject to expired, terminated or canceled options or performance-based awards and shares forfeited to or repurchased by us will again be available for issuance under the plan. The plan is administered by the Board of Directors.

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

•	On October 8, 2003 through January 26, 2004, we sold 26,862,500 shares of restricted common stock at $0.04 per share to various private investors pursuant to a private placement, further terms of which are disclosed in Form D filed with the Commission.

•	$195,000 secured promissory note dated February 20, 2003, bearing interest at the rate of 12%.

•	$25,000 secured promissory note dated October 25, 2002, bearing interest at the rate of 15%, 12% of which is payable in cash and 3% of which is payable in common stock at a rate equal to the 15-day average market price determined at the date of maturity.

•	$125,000 secured promissory note dated October 24, 2002, bearing interest at the rate of 15%, 12% of which is payable in cash and 3% of which is payable in common stock at a rate equal to the 15-day average market price determined at the date of maturity. This note has subsequently been retired.

•	$50,000 secured promissory note dated October 24, 2002, bearing interest at the rate of 15%, 12% of which is payable in cash and 3% of which is payable in common stock at a rate equal to the 15-day average market price determined at the date of maturity.

•	$50,000 unsecured convertible promissory note dated February 8, 2002, bearing interest at the rate of 18%, convertible to common stock of the Company at the rate of $0.06 per share. This note was subsequently refinanced with a 15% interest rate.

•	$50,000 unsecured convertible promissory note dated April 8, 2002, bearing interest at the rate of 18%, convertible to common stock of the Company at the rate of $0.06 per share. This note was subsequently refinanced with a 15% interest rate.

•	$50,000 unsecured convertible promissory note dated July 12, 2002, bearing interest at the rate of 18%, convertible to common stock of the Company at the rate of $0.06 per share. This note was subsequently refinanced with a 15% interest rate.

•	$50,000 unsecured convertible promissory note dated April 21, 2002, bearing interest at the rate of 18%, convertible to common stock of the Company at the rate of $0.125 per share. This note was subsequently refinanced with a conversion rate of $0.06 per share.

•	$55,000 unsecured convertible promissory note dated February 22, 2002, bearing interest at the rate of 18%, convertible to common stock of the Company at the rate of $0.125 per share. This note was subsequently refinanced with a conversion rate of $0.06 per share.

•	On December 20, 2001, the Company sold 160,000 shares of common stock to Ferret Resources at $0.15 per share for total proceeds of $24,000.

•	On August 30, 2001, the Company sold 500,000 shares of common stock to Ferret Resources at $0.15 per share for total proceeds of $75,000.

•	$50,000 unsecured convertible promissory note dated August 1, 2001, bearing interest at the rate of 18%, convertible to common stock of the Company at the rate of $0.06 per share.

•	$50,000 unsecured convertible promissory note dated May 28, 2001, bearing interest at the rate of 12%, convertible to common stock of the Company at the rate of $0.06 per share.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources, and results of operations. This analysis should be read in conjunction with the financial statements and notes thereto at pages 20 through 33.

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

RESULTS OF OPERATIONS

      Revenues and Gross Profit. We booked no revenues for the year ended December 31, 2003. By comparison, in 2002, we booked revenues of $3,108 from isolated sales of past inventory of skin care products we are no longer selling. Because we wrote off the remaining value of our skin care product inventory as impaired in 2000, we booked no cost of goods sold against our 2002 revenues. Therefore, our gross profit on these sales for fiscal 2002 was $3,108.

      As we continue to pursue pre-clinical and clinical testing of MDI-P as a pharmaceutical for the treatment of HIV as well as other pre-commercialization testing of our technologies, we do not anticipate booking significant revenues in the near future.

      Operating Expenses and Operating Loss. We booked $100,423 in research and development expenses during the year ended December 31, 2003, as compared with no such expenses for the same period in 2002. Our increased research and development activity reflects our success is raising capital to fund pre-clinical studies of MDI-P. We have continued to be successful in raising capital in 2004 and will incur substantially higher research and development expenses during 2004. Our general and administrative expenses were $1,206,484 in 2003, as compared with $1,217,634 during the year ended December 31, 2002. Of that amount, we recorded non-cash charges of $338,395 for stock and stock options issued for services, expenses and interest. As a result of the foregoing, we sustained an operating loss of $1,306,907 for the year ended December 31, 2003, as compared with a loss of $1,214,526 for the same period of 2002.

      Other Income/ Expense and Net Loss. We recorded other income during 2003 in the amount of $611,558, $610,828 of which was on account of writing off certain liabilities from our balance sheet. The extinguished liabilities were either determined to be uncollectible by the creditor for a variety of reasons or were determined to be inaccurately booked. All of the written off liabilities were booked prior to 2000. We incurred interest expenses of $256,694 in 2003, as compared with $212,365 in such expenses in 2002. Our interest expenses have increased and continue to be high as we have continue to carry relatively short-term, high-interest debt incurred in past periods in order to finance operations, research and development. In sum, our net loss for 2003 was $952,043, or a loss of approximately $0.02 per fully diluted share. In 2002, we sustained a net loss of $1,426,891, or a loss of approximately $0.04 per fully diluted share.

      Income Taxes. We have a net operating loss carryforward of approximately $10,880,000. Due to our operating condition, the net operating loss has been fully offset with a valuation allowance resulting in no deferred tax asset. See Note E to the Financial Statements for a further explanation of this analysis.

      Future Commitment and Expectations. We expect to operate at a loss for several more years while we continue to study, gain regulatory approval of and commercialize our technologies. We will spend more in 2004 in research and development expenses as we continue to implement our commercialization strategy. Similarly, we expect our general and administrative expenses to increase in 2004 as we seek patent protection relating to our pre-clinical progress on MDI-P. As a result, we expect to sustain a greater net loss in 2004, than we have in recent years.

Recently Issued Accounting Statements

      In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 changed the accounting for costs associated with exit or disposal activities. The Company adopted SFAS No. 146 in fiscal year ended December 31, 2003. During that period, the Company dissolved its wholly owned subsidiaries Regenere, Inc., and MDI Healthcare Systems, Inc., The subsidiaries were inactive and costs associated with dissolving these entities were minimal and did not have a material impact on the results of operations and financial position of the Company.

      In January 2003, the FASB issued FASB Interpretation Number, or FIN, 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB 51. FIN 46 addresses consolidation of variable interest entities, which are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred to the fourth quarter of 2003 from the third quarter the implementation date of FIN 46 with respect to variable interest entities in which a variable interest was acquired before February 1, 2003. In December 2003, the FASB issued a revision to FIN 46, known as FIN 46R, to clarify certain provisions and exempt certain entities from its requirements. In addition, FIN 46R deferred to the first quarter of 2004 application of its provisions to certain entities in which a variable interest was acquired prior to February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. Since we do not have any variable interest entities, the adoption of FIN 46 and FIN 46R will not have an impact on our financial position or results of operations.

      In April 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 149 did not have an impact on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have an impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2003, we had only $424,216 in cash and had a working capital deficit of $3,430,816. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes. We will require significant additional funding to continue to develop, research and seek regulatory approval of our technologies. In addition, we cannot survive, even in the near term, without immediate additional funding for operations. We do not currently generate any cash from operations and have no credit facilities in place or available. Currently, we are funding operations through issuances of private equity and short-term loans from shareholders and others.

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

      Pursuant to our commercialization strategy, we estimate we will need to expend an additional $500,000 in research and development to file an IND application with the FDA for MDI-P as an HIV therapy. (See “Description of Business — Commercialization Strategy” above.) In addition, we estimate we will need to expend an additional $300,000 to $475,000 in debt service and general and administrative costs between now and when we hope to file the IND in Q4 2004 or Q1 2005. As of the date of this report, we have approximately $600,000 in cash. Therefore, we are between $200,000 and $375,000 short to advance our highest priority target, HIV, to the next development milestone.

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

      While our ability to obtain financing may improve in the event our IND application is approved, we cannot give assurances that we will have the access to the significant capital required to take a drug through regulatory approvals and to market. We may seek a partner in the global pharmaceutical industry to help us co-develop, license, or even purchase some or all of our technologies.

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

      We Are Dependent on a Single Product, the Failure of Which Would Likely Cause Us to Cease Operations. We are entirely dependent on our ability to develop MDI-P, which is our sole product. We have not commercialized MDI-P or any other product and our failure to commercialize MDI-O would likely cause us to cease operations. While we believe MDI-P may have very broad commercial applications and is not tied to any one indication, we do not have any other products under development, nor do we have scientific personnel on staff to develop any further technologies. While our pre-clinical studies of MDI-P to date have been quite favorable in terms of high efficacy as an anti-infective with a low toxicity profile, there is no certainly that MDI-P will be successful. The results of our pre-clinical studies may not be indicative of future clinical trials. Moreover, unacceptable toxicity could occur at any time in the course of human trials or, if MDI-P is approved for sales, during commercial use. Even if MDI-P does prove to be safe and effective and receives regulatory approvals, we may be unable to successfully commercialize it or any other product.

      We Have Not Generated Significant Operating Revenues or Any Profits and May Continue to Operate at a Loss. We are a development stage company. To date, we have not generated significant revenues from operations or realized a profit. We have experienced a loss from operations in every fiscal year since our inception. Our losses from operations in 2003 were $1,306,907 and our cumulative losses from operations since inception through December 31, 2003 were $15,390,319. We will likely continue to experience a net operating loss until, and if, we can fully commercialize our technologies, which will not be for several years. We are presently investing all of our resources in the testing, development and commercialization of MDI-P and our other technologies. There can be no assurance that MDI-P, our other technologies, or any other project undertaken by us will ever enable us to generate consistent revenues from operations. Even if our technologies begin generating revenues, the revenues may not exceed the costs of research, development, testing, regulatory approval and other costs. Accordingly, we may not ever realize a profit from operations.

      We May Not Be Able to Raise Sufficient Capital to Meet Present and Future Obligations. As of December 31, 2003, our current liabilities exceeded our current assets by $3,430,816 and we had cash of only $424,216. We need additional capital by Q3 2004 in order to satisfy current liabilities and meet basic operational needs. We also will need substantial additional capital to fund regulatory approvals and to fully commercialize our technologies. We do not anticipate that revenues will satisfy these capital requirements. Furthermore, we may not to be able to obtain the amount of additional capital needed or may be forced to pay an extremely high price for capital.

      The timing and amount of our future capital requirements will depend on many factors, including, without limitation the following:

•	our ability to raise additional funding and the amounts raised, if any;

•	the time and costs involved in obtaining regulatory approvals;

•	the results of pre-clinical studies and clinical trials;

•	the cost of manufacturing scale-up;

•	competing technological and market developments;

•	the costs of filing, prosecuting and enforcing patent claims; and

•	the effectiveness of our commercialization activities.

      Factors affecting the availability and price of capital may include, without limitation, the following:

•	market factors affecting the availability and cost of capital generally;

•	our performance;

•	the size of our capital needs;

•	the market’s perception and acceptance of our technologies;

•	the price, volatility and trading volume of our common shares;

•	the effect of the exercise of outstanding options and warrants exercisable into approximately 23.1 million shares of common stock; and

•	the effect of the conversion of notes that are convertible into approximately 7.5 million shares of common stock.

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

      Our Independent Auditors Have Expressed Substantial Doubt as to Our Ability to Continue as a Going Concern. As of December 31, 2003, we had a consolidated accumulated deficit of $15,390,319. We have not generated any significant revenues to date. We expect to continue to incur substantial net operating losses over the next several years. We may not be able to generate sufficient revenues to become profitable and do not expect to generate any revenues for several years. We struggle with operating and liquidity issues due to our negative cash flows from operations and we have had difficulty in the past with raising capital. As a result of these and other factors, our independent auditors, Balukoff Lindstrom & Co, P.A., have expressed substantial doubt about our ability to continue as a going concern.

      Our Operations Are and Will Be Subject to Extensive Government Regulation. As more fully discussed in “Description of Business — Government Regulations” above, before MDI-P can be used as drugs or in other human applications in the United States, we will need to obtain approval from the Food and Drug Administration. Similar approval is also required in most other countries. FDA approval and the prerequisite testing is time consuming and expensive. There can be no assurance that we will attract sufficient capital to complete the regulatory approval process. Even if we do attract sufficient capital, we can make no assurance that we will be successful in achieving approval or, if we do achieve approval, that future revenues will be sufficient to justify the expense of the regulatory approval process. In addition, a marketed product is subject to continual FDA scrutiny. Post-clinical discovery of problems or failure to comply with Good Manufacturing Practices or other FDA requirements may result in restrictions on or discontinuance of marketing of a product, as well as expose the Company to potential civil and criminal sanctions.

      Our Products Will Be Exposed to Pricing and Reimbursement Risks. Our ability to earn revenue will depend in part on the extent to which reimbursement for the costs of the products and related treatments will be available from government health administration authorities, private health coverage and managed care organizations. Third-party payers are increasingly challenging the prices of drugs and medical services. If purchasers or users of MDI-P are not able to obtain adequate reimbursement, they may forego or reduce their use.

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

      We Face Intense Competition and Competing Products. As more fully discussed in “Description of Business — Competition” above, competition in the market for MDI-P is intense and will likely further intensify. We are aware of private and government entities that have studied and used MDI-P-like products in Russia, Japan and the United States for several years. If MDI-P gains recognition, we anticipate that international pharmaceutical companies will be interested in investing or competing in this market. Our present and future competitors may be able to develop and commercialize technologies quicker than we can. In addition, even if we do successfully commercialize our technologies, there can be no assurance that our products will gain significant market share as we attempt to compete with more traditional anti-infective products and methods.

      Our Intellectual Property May Not Be Adequately Protected. Our technology is not necessarily novel; thus we rely heavily on our patent protection to prevent others from using the human therapeutic applications of our technology. It is our policy to protect our intellectual property and proprietary technologies by, among other means, filing patent applications to protect technology that we consider important to the development of our business. We also rely on trade secrets and improvements, unpatented know-how, and continuing technological innovation to develop and maintain our competitive position. Despite our policy to seek patent protection wherever appropriate, there can be no assurance that our patent applications will result in further patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. While we have obtained several United States patents, persons in jurisdictions outside of the United States in which no application has been filed, or which do not honor United States patents, may develop and market infringing technologies. Also, the cost of enforcing patents outside of North America, as well as other obstacles, may limit our ability to enforce any patents outside of the United States. There can also be no assurance that any patent issued to us will not be infringed or circumvented by others or that others will not obtain patents that we would need to license or circumvent. There can be no assurance that licenses, which might be required for our processes or products, would be available on reasonable terms or that patents issued to others would not prevent us from developing and marketing our products. In addition, there can be no assurance that a court of competent jurisdiction would hold our patents valid if issued. To the extent we also rely on unpatented trade secrets, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology. Finally, our products and processes may infringe on patents of others. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the claims, or be required to obtain licenses or redesign our products or processes to avoid infringement.

      We Face Significant Product Liability. We face an inherent business risk of exposure to product liability and other claims in the event our products results in or is alleged to result in harmful effects. We may not be able to avoid significant liability exposure. We may not have or be able to obtain or maintain sufficient insurance coverage at a reasonable cost. An inability to obtain sufficient insurance coverage at a reasonable cost could prevent or inhibit the commercialization of our technology. Even if we avoid liability exposure, we could incur significant costs that hurt our financial performance.

      Shareholders Could Suffer Substantial Dilution. We currently have outstanding options and warrants for the issuance of 23.1 million shares of common stock at prices ranging from between $1.00 to $0.01 per share with the weighted average being approximately $0.17 per share. We also have convertible notes outstanding which, if converted, would result in the issuance of approximately 7.5 million shares of common stock at conversion rates ranging from between $1.50 to $0.06 per share with the weighted average being approximately $0.10 per share. The exercise of those options, warrants and conversion rights could result in substantial dilution to existing shareholders. In addition, we plan at our earliest opportunity to ask shareholders to approve amendments to our articles of incorporation to increase our authorized shares of stock. If the shareholders approve our proposal, we could issue a significant amount of additional stock, options and warrants, which could have a substantial dilutive effect on existing shareholders.

Item 7.	Financial Statements

FINANCIAL STATEMENTS TABLE OF CONTENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Medical Discoveries, Inc. and Subsidiaries
Boise, Idaho

      We have audited the accompanying consolidated balance sheet of Medical Discoveries, Inc. and Subsidiaries (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2003 and 2002, and for the period from inception (November 20, 1991) to December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to report on these consolidated financial statements based on our audits. The Company’s financial statements for the period from inception (November 20, 1991) through December 31, 1999 were audited by other auditors whose report, dated March 20, 2000, expressed an unqualified opinion on those statements. The financial statements for the period from inception (November 20, 1991) through December 31, 1999 reflect total revenues and net loss of $150,015 and $9,951,404, respectively, of the related totals. The other auditors’ report has been furnished to us, and our report, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

      In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Medical Discoveries, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, and for the period from inception (November 20, 1991) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.

      The accompanying 2003 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing biopharmaceutical research. As discussed in Note B to the financial statements, the stockholders’ deficiency and the operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BALUKOFF, LINDSTROM & CO., P.A.

Boise, Idaho

February 18, 2004

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2003

Current assets
Cash	$424,216
Prepaid expenses	11,331
Current portion of deferred charges	12,077

Total current assets	447,624
Deferred charges, less current portion	—

Total assets	$447,624

Current liabilities
Accounts payable	$2,066,727
Accrued interest	524,294
Current portion of notes payable	789,217
Convertible notes payable	498,202

Total current liabilities	3,878,440
Stockholders’ deficit
Escrow receivable	(227,300)
Additional paid in capital	579,363
Common stock, no par value, authorized 100,000,000 shares; 76,456,095 shares issued and outstanding at December 31, 2003	12,546,957
Deficit accumulated during the development stage	(16,329,836)

Total stockholders’ deficit	(3,430,816)

$447,624

See Accompanying Notes

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003 and 2002, and
Cumulative Amounts Since November 20, 1991 (Date of Inception)

			Cumulative
			Amounts Since
			November 20, 1991
	2003	2002	(Date of Inception)

Revenues	$—	$3,108	$137,212
Cost of goods sold	—	—	10,526

Gross profit	—	3,108	126,686
Research and development expenses	100,423	—	2,622,164
Inventory writedown	—	—	96,859
Impairment loss	—	—	9,709
License	—	—	1,001,500
General and administrative expenses	1,206,484	1,217,634	11,786,773

Operating loss	(1,306,907)	(1,214,526)	(15,390,319)
Other income (expense)
Interest income	—	—	23,406
Other income	611,558	—	880,484
Interest expense	(256,694)	(212,365)	(890,870)

	354,864	(212,365)	13,020

Loss before income taxes and extraordinary item	(952,043)	(1,426,891)	(15,377,299)
Income taxes	—	—	—
Forgiveness of debt net of $0 income taxes	—	—	1,235,536

Net loss available to shareholders	$(952,043)	$(1,426,891)	$(14,141,763)

Net loss per share
Continuing operations	$(0.02)	$(0.04)	$(0.54)
Extraordinary item	—	—	0.04

Net loss per share	$(0.02)	$(0.04)	$(0.50)

Weighted average shares outstanding	59,302,562	40,028,084	28,568,239

See Accompanying Notes

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Period from Date of Inception (November 20, 1991) to December 31, 2003

	Common Stock		Additional		Escrow/
			Paid in	Accumulated	Subscription
	Shares	Amount	Capital	Deficit	Receivables	Total

Balance at October 31, 1991	3,500,000	$252,997	$—	$(1,482,514)	$—	$(1,229,517)
Reverse stock split (1 for 2)	(1,750,000)	—	—	—	—	—
Restatement for reverse acquisition of WPI Pharmaceutical, Inc. by Medical Discoveries, Inc.	—	(252,997)	—	252,997	—	—
Shares issued in merger of WPI Pharmaceutical, Inc. and Medical Discoveries, Inc., $0.01 per share	10,000,000	135,000	—	(170,060)	—	(35,060)

Balance at November 20, 1991 (Date of Inception)	11,750,000	135,000	—	(1,399,577)	—	(1,264,577)
Issuance of common stock for:
Cash, $0.50 per share	200,000	100,000	—	—	—	100,000
Services, $0.50 per share	500,000	250,000	—	—	—	250,000
Cash, $1.50 per share	40,000	60,000	—	—	—	60,000
Net loss to October 31, 1992	—	—	—	(370,398)	—	(370,398)

Balance at October 31, 1992	12,490,000	545,000	—	(1,769,975)	—	(1,224,975)
Net loss two months ended December 31, 1992	—	—	—	(65,140)	—	(65,140)

Balance at December 31, 1992	12,490,000	545,000	—	(1,835,115)	—	(1,290,115)
Issuance of common stock for:
License, $0.50 per share	2,000,000	1,000,000	—	—	—	1,000,000
Cash, $0.97 per share	542,917	528,500	—	—	—	528,500
Services, $0.51 per share	251,450	127,900	—	—	—	127,900
$100,000 cash plus services, $0.50 per share	800,000	400,000	—	—	—	400,000
Net loss	—	—	—	(2,271,999)	—	(2,271,999)

Balance at December 31, 1993	16,084,367	2,601,400	—	(4,107,114)	—	(1,505,714)
Issuance of common stock for:
Cash, $1.20 per share	617,237	739,500	—	—	—	739,500
Services, $1.00 per share	239,675	239,675	—	—	—	239,675
Cash contributed	—	102,964	—	—	—	102,964
Net loss	—	—	—	(1,223,162)	—	(1,223,162)

Balance at December 31, 1994	16,941,279	3,683,539	—	(5,330,276)	—	(1,646,737)
Issuance of common stock for:
Cash, $0.67 per share	424,732	283,200	—	—	—	283,200
Services, $0.39 per share	4,333,547	1,683,846	—	—	(584,860)	1,098,986
Issuance of common stock option to satisfy debt restructuring	—	20,000	—	—	—	20,000
Net loss	—	—	—	(1,007,522)	—	(1,007,522)

Balance at December 31, 1995	21,699,558	5,670,585	—	(6,337,798)	(584,860)	(1,252,073)
Issuance of common stock for:
Cash, $0.66 per share	962,868	635,000	—	—	(60,000)	575,000
Services, $0.65 per share	156,539	101,550	—	—	—	101,550
Settlement of obligations, $0.78	239,458	186,958	—	—	—	186,958
Common stock canceled, $.34 per share	(1,400,000)	(472,360)	—	—	472,360	—
Net loss	—	—	—	(456,466)	—	(456,466)

Balance at December 31, 1996	21,658,423	6,121,733	—	(6,794,264)	(172,500)	(845,031)
Issuance of common stock for:
Services and interest, $0.29 per share	12,500	3,625	—	—	—	3,625
Cash, $0.43 per share	311,538	135,000	—	—	60,000	195,000
Settlement of contract, $0.25 per share	800,000	200,000	—	—	—	200,000
Exercise of options, $0.25 per share	87,836	21,959	—	—	—	21,959
Conversion of notes payable, $0.25 per share	100,000	25,000	—	—	—	25,000
Net loss	—	—	—	(831,762)	—	(831,762)

Balance at December 31, 1997	22,970,297	6,507,317	—	(7,626,026)	(112,500)	(1,231,209)

See Accompanying Notes

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT — (Continued)

	Common Stock		Additional		Escrow/
			Paid in	Accumulated	Subscription
	Shares	Amount	Capital	Deficit	Receivables	Total

Issuance of common stock for:
Cash, $0.29 per share	2,236,928	650,000	—	—	—	650,000
Debt, $0.20 per share	283,400	56,680	—	—	—	56,680
Services, $0.16 per share	683,000	110,750	—	—	—	110,750
Issuance of common stock options for services	—	2,336,303	—	—	—	2,336,303
Issuance of common stock from exercise of warrants, $0.001 per share	200,000	200	—	—	—	200
Net loss	—	—	—	(3,481,889)	—	(3,481,889)

Balance at December 31, 1998	26,373,625	9,661,250	—	(11,107,915)	(112,500)	(1,559,165)
Issuance of stock for:
Interest, $0.30 per share	100,000	30,000	—	—	—	30,000
Cash, $0.15 per share	13,334	2,000	—	—	—	2,000
Options exercised and waived option price, $0.14 per share	170,000	24,000	—	—	—	24,000
Options issued for services	—	196,587	—	—	—	196,587
Net loss	—	—	—	(1,031,562)	—	(1,031,562)

Balance at December 31, 1999	26,656,959	9,913,837	—	(12,139,477)	(112,500)	(2,338,140)
Write-off of subscription receivable	—	—	—	—	112,500	112,500
Issuance of stock for escrow receivable $0.09 per share	5,500,000	500,000	—	—	(500,000)	—
Reversal of shares issued	(81,538)	—	—	—	—	—
Research and development costs	—	—	—	—	115,400	115,400
Net loss	—	—	—	(281,767)	—	(281,767)

Balance at December 31, 2000	32,075,421	10,413,837	—	(12,421,244)	(384,600)	(2,392,007)
Issuance of common stock options for services	—	—	159,405	—	—	159,405
Issuance of common stock for:
Cash, $0.15 per share	660,000	99,000	—	—	—	99,000
Services and interest, $0.14 per share	1,971,496	284,689	—	—	—	284,689
Research and development costs	—	—	—	—	132,300	132,300
Operating expenses	—	—	—	—	25,000	25,000
Net loss	—	—	—	(1,529,658)	—	(1,529,658)

Balance at December 31, 2001	34,706,917	10,797,526	159,405	(13,950,902)	(227,300)	(3,221,271)
Issuance of common stock options for services	—	—	124,958	—	—	124,958
Issuance of common stock for:
Debt, $0.03 per share	17,935,206	583,500	—	—	—	583,500
Services and interest, $0.11 per share	2,956,733	332,236	—	—	—	332,236
Net loss	—	—	—	(1,426,891)	—	(1,426,891)

Balance at December 31, 2002	55,598,856	11,713,262	284,363	(15,377,793)	(227,300)	(3,607,468)
Issuance of common stock options for services	—	—	295,000	—	—	295,000
Issuance of common stock for:
Cash, $0.04 per share	20,162,500	790,300	—	—	—	790,300
Services and interest, $0.06 per share	694,739	43,395	—	—	—	43,395
Net loss	—	—	—	(952,043)	—	(952,043)

Balance at December 31, 2003	76,456,095	$12,546,957	$579,363	$(16,329,836)	$(227,300)	$(3,430,816)

See Accompanying Notes

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002 and 2001, and
Cumulative Amounts Since November 20, 1991 (Date of Inception)

			Cumulative
			Amounts
			Since
			November 20,
			1991 (Date of
	2003	2002	Inception)

Cash flows from operating activities
Net loss	$(952,043)	$(1,426,891)	$(14,930,259)
Adjustments to reconcile net loss to net cash used by operating activities Common stock options issued for services	295,000	124,958	3,136,253
Common stock issued for services, expenses, and litigation	43,395	332,236	4,201,216
Reduction of escrow receivable from research and development and operating expenses	—	—	272,700
Reduction of legal costs	—	—	(130,000)
Notes payable issued for litigation	—	—	385,000
Depreciation	—	679	100,271
Write-off of subscription receivables	—	—	112,500
Impairment loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Gain on debt restructuring	—	—	(1,235,536)
Write-off of receivables	—	—	193,965
Changes in assets and liabilities
Accounts receivable	—	—	(7,529)
Prepaid expenses	24,929	(36,261)	(11,332)
Inventory	—	—	—
Deferred charges	48,305	48,305	(12,076)
Other assets	—	—	—
Accounts payable	(211,311)	445,698	1,910,818
Accrued expenses	176,086	68,348	545,775

Net cash used by operating activities	(575,639)	(442,928)	(5,428,161)
Cash flows from investing activities
Purchase of equipment	—	—	(132,184)
Payments received on note receivable	—	—	130,000

Net cash used by investing activities	—	—	(2,184)
Cash flows from financing activities
Contributed equity	—	—	131,374
Issuance of common stock	790,300	—	4,144,659
Payments on notes payable	(25,000)	—	(231,287)
Proceeds from notes payable	220,000	200,000	1,336,613
Payments on convertible notes payable	—	—	(98,500)
Proceeds from convertible notes payable	—	255,002	571,702

Net cash provided by financing activities	985,300	455,002	5,854,561

Net increase (decrease) in cash	409,661	12,074	424,216
Cash, beginning of period	14,555	2,481	—

Cash, end of period	$424,216	$14,555	$424,216

Supplemental disclosures of cash flow information
Interest paid	$80,608	$50,270
Noncash investing and financing activities
Retirement of notes payable through issuance of common stock	$—	$19,090
Conversion of convertible notes payable to common stock	$—	$500,000
Retirement of notes payable through issuance of common stock	$—	$83,500

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

      On July 6, 1998, the Company incorporated a wholly owned subsidiary, Regenere, Inc., in the State of Nevada. On October 2, 1998, the Company incorporated another wholly owned subsidiary, MDI Healthcare Systems, Inc., in the State of Nevada. Both subsidiaries were incorporated to undertake special purposes and were dissolved during the current year.

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

Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments maturing in three months or less to be cash equivalents. At year end, the carrying amount of cash was $424,216 while the total bank balance was $473,441. Of the bank balance, $100,400 is insured.

Deferred Charges

      Deferred charges represent prepaid consulting fees. The consulting agreement and related terms are discussed in Note J.

Value of Financial Instruments

      The Company has a number of financial instruments. The Company estimates that the fair value of all financial instruments, at December 31, 2003, do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Stock Based Compensation

      The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock can be issued. The Company granted 14,800,000 fully vested stock options to an officer and directors during the year ended December 31, 2003 with exercise prices ranging from $.01 to $.05.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, which established financial accounting and reporting standards for stock-based compensation. This standard defines a fair value method of accounting for an employee stock option or similar equity instrument. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, which revised certain provisions of adopting a fair value method of accounting for stock options and required certain additional disclosures regarding stock options. These statements give entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Corporation has opted for the latter approach. During 2002 there were no employee stock options granted and all previously granted employee stock options were fully vested. Therefore there were no differences in net income between the fair value and intrinsic value methods of accounting for stock options.

      The Company accounts for its stock options under Accounting Principles Board (APB) Opinion No. 25 using the intrinsic value method. The Company has elected not to adopt the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

	Years Ended December 31,

	2003	2002

Net loss as, as reported	$(952,043)	$(1,426,891)
Deduct: stock based compensation expense determined under fair value method, net of tax	178,200	—

Pro forma net loss	$(1,130,243)	$(1,426,891)
Loss per share:
Basic and diluted — as reported	$(.02)	$(.04)
Basic and diluted — pro forma	$(.02)	$(.04)

      Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

	Years Ended
	December 31,

	2003	2002

Weighted average:
Risk-free interest rate	5.00%	n/a
Expected life	10 years	n/a
Expected volatility	510.72%	n/a
Expected dividends	none	n/a

Other Income

      In the year ended December 31, 2003, the Company recorded other income in the amount of $611,558, $610,828 of which was on account of writing off certain liabilities from our balance sheet. The extinguished liabilities were either determined to be uncollectible by the creditor for a variety of reasons or were determined to be inaccurately booked. All of the written off liabilities were booked prior to 2000.

Recently Issued Accounting Statements

      In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 changed the accounting for costs associated with exit or disposal activities. The Company adopted SFAS No. 146 in fiscal year ended December 31, 2003. During that period, the Company dissolved its wholly owned subsidiaries Regenere, Inc., and MDI Healthcare Systems, Inc., The subsidiaries were inactive and costs associated with dissolving these entities were minimal and did not have a material impact on the results of operations and financial position of the Company.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51, which provides guidance on the identification of and reporting for variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. We believe that we have no investment in or contractual relationship or other business relationship with a variable interest entity, and therefore, the adoption of this interpretation did not have any impact on our financial position or results of operations.

      In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities — all of whose shares are mandatorily redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

Note B — Going Concern

      As shown in the accompanying financial statements, the Company incurred a net loss of $952,043 during the year ended December 31, 2003 and has incurred losses since inception of $14,141,763. As of December 31, 2003, the Company’s accumulated deficit is $16,329,836. The Company has not had significant revenues and is still in the process of testing and commercializing its technologies. The Company is hopeful, but there is no assurance, that the current product development and research will be economically viable. Those factors create an uncertainty about the Company’s ability to continue as a going concern.

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

Note C — Notes Payable

      The Company has the following notes payable at December 31, 2003:

Notes payable to shareholders, which are currently due and in default. Interest is at 12%. The notes are unsecured	$386,717
Notes payable to individuals, which are currently due and in default. Interest is at 15% with 3% of the interest due in common stock of the Company. The notes are secured by all assets of the company	200,000
Note payable to shareholder, due February 20, 2004. Interest is at 12%. The note is unsecured	195,000
Note payable to shareholder, which is currently due and in default. Interest is at 9%. The note is unsecured	7,500

$789,217

Note D — Convertible Notes Payable

      The Company has the following convertible notes payable at December 31, 2003:

Convertible notes payable to a trust, which are currently due and in default. Interest is at 12%. Each $1,000 note is convertible into 667 shares of the Company’s common stock	$193,200
Convertible note payable to individuals, due June 30, 2004. Interest is at 18%. The notes and accrued interest can be converted into shares of the Company’s stock at a rate of $0.06 per share	50,000
Convertible notes payable to individuals, which are currently due and in default. Interest is at 18%. The notes can be converted into shares of the Company’s stock at a rate of $0.06 per share	150,000
Convertible notes payable to individuals, due in January 2004. Interest is at 18%. The notes can be converted into shares of the Company’s stock at a rate of $0.06 per share	100,002

$498,202

Note E — Income Taxes

      Income taxes are provided for temporary differences between financial and tax basis income. The components of net deferred taxes are as follows at December 31 using a combined deferred tax rate of 40%:

	Years Ended December 31,

	2003	2002

Federal income tax benefit at statutory rate	$327,000	$485,000
State income tax, net of federal benefit	38,000	57,000
Expiration of options	(108,000)	72,000
Change in valuation allowance	(257,000)	(614,000)

	$—	$—

      The net timing differences for deferred income tax assets are as follows:

	2003	2002

Net operating loss carryforward	$4,352,000	$4,086,000
Stock options	607,000	591,000
Accrued compensation	353,000	378,000
Valuation allowance	(5,312,000)	(5,055,000)

Net deferred tax asset	$—	$—

      Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

      The Company has available net operating losses of approximately $10,880,000, which can be utilized to offset future earnings of the Company. The Company also has available approximately $80,000 in research and development credits which expire in 2008. The utilization of the net operating losses and research and development credits are dependent upon the tax laws in effect at the time such losses can be utilized. The losses begin to expire between the years 2007 and 2023. Should the Company experience a change of ownership the utilization of net operating losses could be reduced.

Note F — Stock Options

      The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock can be issued. The Company granted 14,800,000 fully vested stock options to an officer and directors during the year ended December 31, 2003 with exercise prices ranging from $.01 to $.05. A schedule of the options and warrants is as follows:

	Number of	Option Price
	Options	Per Share

Outstanding at January 1, 2002	3,608,000	$.01 to .50
Granted	1,250,000	.01 to .10
Exercised	—	—
Expired	(275,000)	.25 to .50
Forfeited	—	—

Outstanding at December 31, 2002	4,583,000	$.01 to .50
Granted	14,800,000	.01 to .05
Exercised	—	—
Expired	(800,000)	.25 to .25
Forfeited	—	—

Outstanding at December 31, 2003	18,583,000	$.01 to .50

      The following table summarized information about fixed stock options outstanding at December 31, 2003.

Options Outstanding				Options Exercisable

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$.01 to .50	18,583,000	3.5	$.04	18,583,000	$.04

      Subsequent to year end, the Company extended the expiration date of options to purchase an aggregate amount of 18,403,000 shares of stock held by certain directors, officers and consultants of the Company. As a result of such extension, such options expire from between 2011 to 2013. The expense associated with these extensions will be recorded in the first quarter of 2004. The Company expects to record a charge to operations of approximately $1.7 million as a result of these extensions.

Note G — Stock Purchase Warrants

      The Company has issued warrants for the purchase of 1,950,000 shares of stock to certain existing shareholders as consideration for their participation in a financing effort. The warrants are convertible to one share of common stock for each warrant held. The warrants are exercisable at $1.00 per share and expire December 31, 2006.

      The Company has extended the expiration date and lowered the exercise price of certain warrants for the purchase of 1,666,005 shares of stock. The warrants originally expired on June 9, 2001 and were extended to June 9, 2004. The exercise prices of the warrants originally ranged from $0.50 to $1.00 and were changed to range from $0.10 to $0.40.

Note H — Related Party Transactions

      At December 31, 2003, the Company had accounts payable to current and former officers and directors totaling $1,373,950 for services performed and costs incurred in behalf of the Company, including $785,000 payable to the Company President. Also at December 31, 2003, the Company had an account payable to its bookkeeper of $79,000. The Company had notes payable to stockholders of the Company aggregating $394,217 at December 31, 2003. Interest expense and accrued interest payable recorded on these notes at

December 31, 2003 was approximately $153,000 and $392,000, respectively. Interest expense and accrued interest payable recorded on these notes at December 31, 2002 was approximately $95,000 and $239,000, respectively.

Note I — Commitment Regarding Peregrine Stock

      Peregrine Properties, LLC, a Utah limited liability company (“Peregrine”), has entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies are funded through an escrow agent. As of December 31, 2000, the Company had deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. Through December 31, 2003, Peregrine had funded $275,800 to the escrow, of which $272,700 had been disbursed and recorded as research and development expense on the financial statements of the Company. The remaining $227,300 to be expended under the agreement has been recorded on the balance sheet in equity under the caption escrow receivable. As expenditures are made from the escrow for research and development, the expenses are recorded on the books of the Company with a corresponding reduction in the escrow receivable. Under the original agreement, upon completion of the studies, the escrow agent was to disburse the 5.5 million shares to Peregrine and to disburse the research results to the Company. On March 22, 2002, the parties entered into an agreement the result of which was to partially close the escrow agreement to the extent of Peregrine’s funding to date. On that date, 3,143,800 shares were distributed to Peregrine and all research conducted to date was disbursed to the Company. As of February 20, 2004, the Company held Peregrine in breach with respect to its remaining funding obligation, terminated the Peregrine research agreement, and will eliminate the escrow receivable from its books.

Note J — Commitment Regarding Consulting Agreements

      On March 22, 2001, the Company entered into an agreement with Marlin Toombs, a previous member of the Board of Directors. Mr. Toombs is to provide consulting services to the Company for the period March 22, 2001 through March 1, 2004. The costs associated with the services are:

•	$5,200 within 30 days of signing the agreement

•	$3,000 per month for the period April 1, 2001 through March 1, 2004

•	Issuance of 878,000 shares of restricted common stock within 30 days of signing

•	An option to purchase 200,000 of common stock at $.25 per share, expiring December 31, 2005 (subsequently extended to December 31, 2012)

      The value of the stock and stock options issued to Mr. Toombs pursuant to this agreement has been recorded on the balance sheet as deferred charges and will be amortized over the period of the consulting agreement. For the year ended December 31, 2003, approximately $36,000 of expense was recognized related to the agreement. At December 31, 2003, $101,200 is due and payable on this agreement.

      On April 5, 2003, the Company entered into a consulting agreement with Palmer Capital Group, LLC pursuant to which PCG is to render certain services to the Company relating to the development and commercialization of the Company’s technology. Under the agreement, PCG was paid a consulting fee equal to $20,000 in cash and 500,000 shares of stock, which amounts have already been recorded and paid by the Company and are reflected in the attached financial statements. The agreement also provides PCG with the opportunity to earn a contingent fee of 5% of the value of any out-licensing, distribution or co-marketing agreements PCG secures for the Company and an opportunity to earn 1,500,000 shares of stock upon the successful negotiation of a DARPA contract concerning anthrax. The Company has not recorded a liability for the contingent fees due to the uncertainty that such events will occur.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information required by this Item is incorporated by reference to the section entitled “Election of Directors” in our definitive proxy statement to be filed with the Commission.

Item 10.	Executive Compensation

      The information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in our definitive proxy statement to be filed with the Commission.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the Commission.

Item 12.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed with the Commission.

Item 13.	Exhibits and Reports on Form 8-K

      (a) Exhibits.

      The following documents are furnished as exhibits to this Form 10-KSB. Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).
3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).
10.1	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).
10.5	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).
31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

      (b) Reports on Form 8-K.

      We filed no current reports on Form 8-K during the last quarter of the period covered by this report.

Item 14.	Controls and Procedures

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

Item 15.	Principal Accountant Fees and Services

      The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with the Commission.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

/s/ JUDY M. ROBINETT

Judy M. Robinett
President and Chief Executive Officer

Date: March 29, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JUDY M. ROBINETT Judy M. Robinett	President, Chief Executive Officer and Director (Principal Executive and Financial Officer)	March 29, 2004

/s/ DAVID R. WALKER David R. Walker	Chairman of the Board of Directors	March 29, 2004

/s/ ALVIN ZIDELL Alvin Zidell	Director	March 29, 2004

/s/ NILESH DESAI Nilesh Desai, M.D.	Director	March 29, 2004

INDEX TO EXHIBITS

Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).
3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).
10.1	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).
10.5	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).
31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.