Form 10QSB
period 2004-03-31
MEDICAL DISCOVERIES INC
filed 2004-05-17
CIK 748790

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2004, there were 90,291,185 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are filed with this report:

Condensed Consolidated Balance Sheet as of March 31, 2004 (unaudited) and December 31, 2003

Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2004 (unaudited) and March 31, 2003 (unaudited) and cumulative amounts since inception through March 31, 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2004 (unaudited) and March 31, 2003 (unaudited) and cumulative amounts since inception through March 31, 2004 (unaudited)

Notes to Unaudited Financial Statements
EXHIBIT 31
EXHIBIT 32

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2004 (Unaudited) and December 31, 2003

	March 31, 2004	December 31, 2003
Current assets
Cash	$608,310	$424,216
Prepaid expenses	—	11,331
Current portion of deferred charges	—	12,077

Total current assets	608,310	447,624

Current liabilities
Accounts payable	$2,200,019	$2,066,727
Accrued interest	521,030	524,294
Current portion of notes payable	664,217	789,217
Convertible notes payable	448,202	498,202

Total current liabilities	3,833,468	3,878,440
Stockholders’ deficit
Escrow receivable	—	(227,300)
Additional paid in capital	2,254,363	579,363
Common stock, no par value, authorized 100,000,000 shares; 91,014,085 and 76,456,095 shares issued and outstanding at March 31, 2004 and December 31, 2003	13,215,927	12,546,957
Accumulated deficit	(18,468,148)	(16,329,836)
Treasury stock, 2,356,200 shares at cost	(227,300)	—

Total stockholders’ deficit	(3,225,158)	(3,430,816)

	$608,310	$447,624

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Periods Ended March 31, 2004 and March 31, 2003, and Cumulative Amounts (Unaudited)

			Cumulative
			Amounts
	For the Three Months		Since
	Ended March 31,		November 20, 1991 (Date of
	2004	2003	Inception)
Revenues	$—	$—	$137,212
Cost of goods sold	—	—	10,526

Gross profit	—	—	126,686
Research and development expenses	38,643	—	2,660,807
Inventory writedown	—	—	96,859
Impairment loss	—	—	9,709
License	—	—	1,001,500
General and administrative expenses	2,047,693	147,201	13,834,466

Operating loss	(2,086,336)	(147,201)	(17,476,655)
Other income (expense)
Interest income	1,700	—	25,106
Other income	—	—	880,484
Interest expense	(53,676)	(58,033)	(944,546)

	(51,976)	(58,033)	(38,956)
Loss before income taxes and extraordinary item	(2,138,312)	(205,234)	(17,515,611)
Income taxes	—	—	—
Forgiveness of debt net of $0 income taxes	—	—	1,235,536

Net loss available to shareholders	$(2,138,312)	$(205,234)	$(16,280,075)

Net loss per share
Continuing operations	$(0.03)	$(0.00)	$(0.64)
Extraordinary item	—	—	0.05

Net loss per share	$(0.03)	$(0.00)	$(0.59)

Weighted average shares outstanding	84,830,304	55,598,856	27,392,700

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods Ended March 31, 2004 (Unaudited) & March 31, 2003 (Unaudited), and Cumulative Amounts

			Cumulative
			Amounts
	For the Three Months		Since
	Ended March 31,		November 20, 1991 (Date of
	2004	2003	Inception)
Cash flows from operating activities
Net loss
Adjustments to reconcile net loss to net cash used by operating activities	$(2,138,312)	$(205,234)	$(17,068,571)
Common stock options issued for services	—	—	3,136,253
Common stock issued for services, expenses, and litigation	52,466	—	4,253,682
Stock compensation expense	1,675,000	—	1,675,000
Reduction of escrow receivable from research and development	—	—	272,700
Reduction of legal costs	—	—	(130,000)
Notes payable issued for litigation	—	—	385,000
Depreciation	—	—	100,271
Write-off of subscription receivables	—	—	112,500
Impairment loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Gain on debt restructuring	—	—	(1,235,536)
Write-off of receivables	—	—	193,965
Changes in assets and liabilities
Prepaid expenses	11,331	(26,445)	(1)
Deferred charges	12,077	12,076	1
Accounts receivable	—	—	(7,529)
Inventory	—	—	—
Other assets	—	—	—
Accounts payable	133,292	64,634	2,044,110
Accrued expenses	(3,264)	42,082	542,511

Net cash used by operating activities	(257,410)	(112,887)	(5,685,571)
Cash flows from investing activities
Purchase of equipment	—	—	(132,184)
Payments received on note receivable	—	—	130,000

Net cash used by investing activities	—	—	(2,184)
Cash flows from financing activities
Contributed equity	—	—	131,374
Issuance of common stock	441,504	—	4,586,163
Payments on notes payable	—	(25,000)	(231,287)
Proceeds from notes payable	—	225,000	1,336,613
Payments on convertible notes payable	—	—	(98,500)
Proceeds from convertible notes payable	—	—	571,702

Net cash provided by financing activities	441,504	200,000	6,296,065

Net increase in cash	184,094	87,113	608,310
Cash, beginning of period	424,216	14,555	—

Cash, end of period	$608,310	$101,668	$608,310

Supplemental disclosure of non-cash activities
Retirement of notes payable of common stock	$175,000	—	—

See notes to consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2004

Note 1. Basis of Presentation.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. Certain reclassifications and other corrections for rounding have been made in prior period financial statements to conform to the current period presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Stock Based Compensation

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock can be issued. The Company granted 700,000 fully vested stock options during the quarter ended March 31, 2004 with an exercise price of $.05. The Company granted 500,000 fully vested stock options to an officer during the quarter ended March 31, 2003 with an exercise price of $.01.

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

The Company accounts for its stock options under Accounting Principles Board (APB) Opinion No. 25 using the intrinsic value method. The Company has elected not to adopt the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

	Three Months Ended March 31,
	2004	2003
Net loss as, as reported	$(2,138,312)	$(205,234)
Deduct: stock based compensation expense determined under fair value method, net of tax	—	5,000

Pro forma net loss	$(2,138,312)	$(210,234)
Loss per share:
Basic and diluted – as reported	$(.03)	$(.00)
Basic and diluted – pro forma	$(.03)	$(.00)

Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

	Three Months Ended March 31,
	2004	2003

Weighted average:
Risk-free interest rate	n/a	5.00%
Expected life	n/a	10 years
Expected volatility	n/a	510.72%
Expected dividends	n/a	none

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

Note 3. Commitment Regarding Peregrine Stock.

Peregrine Properties, LLC, a Utah limited liability company (“Peregrine”), entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies are funded through an escrow agent. As of December 31, 2000, the Company had deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. Through December 31, 2003, Peregrine had funded $275,800 to the escrow, of which $272,700 had been disbursed and recorded as research and development expense on the financial statements of the Company. The remaining $227,300 to be expended under the agreement has been recorded on the balance sheet in equity under the caption escrow receivable. As expenditures are made from the escrow for research and development, the expenses are recorded on the books of the Company with a corresponding reduction in the escrow receivable. Under the original agreement, upon completion of the studies, the escrow agent was to disburse the 5.5 million shares to Peregrine and to disburse the research results to the Company. On March 22, 2002, the parties entered into an agreement the result of which was to partially close the escrow agreement to the extent of Peregrine’s funding to date. On that date, 3,143,800 shares were distributed to Peregrine and all research conducted to date was disbursed to the Company. As of February 20, 2004, the Company held Peregrine in breach with respect to its remaining funding obligation and terminated the Peregrine research agreement. Company management and legal counsel are in the process of releasing the remaining 2,356,200 shares from escrow, which shares have been recorded as treasury stock.

Note 4. Grant of Options.

On October 28, 2003, the Company issued options to the following insiders to purchase the following numbers of shares and with the following exercise prices per share. All of the following options are fully-exercisable and expire on January 8, 2011:

Name	Shares	Exercise Price
Deirdra Burgess	150,000	$0.05
John Cardis	100,000	$0.05
Stephen Drake	300,000	$0.05
Dan Robinson	150,000	$0.05

During the first quarter of 2004, the Company extended the expiration date of options to purchase an aggregate amount of 18,403,000 shares of stock held by certain directors, officers and consultants of the Company. As a result of such extension, such options expire from between 2011 to 2013. With this change in expiration date, these options are now subject to variable accounting treatment and will be revalued at each quarter end until the options expire or are exercised. The expense associated with the variable accounting treatment for the first quarter of 2004 was $1,577,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources, and results of operations. This analysis should be read in conjunction with the financial statements and notes thereto at pages 2 through 7 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003 (the “2003 10-KSB”).

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

To date, we have not generated significant revenues from operations or realized a profit. Through March 31, 2004, we had incurred a cumulative net loss since inception of $16,280,075. We are currently attempting to secure capital commitments to finance the completion of our pre-clinical analysis, file our IND for MDI-P as an HIV therapeutic, determine additional potential indications for MDI-P, and to otherwise continue research and testing of our technologies in order to secure required approvals to bring products to market. In that we are a development stage company, we will increasingly require additional funding to continue the development of our technology and to finance submittal of our testing and trials to the appropriate regulatory agencies in order to secure approvals for product development and sales.

Recent Events

Asthma Study Confirms Low Toxicity Profile and Efficacy of MDI-P. On April 22, 2004, MDI announced the receipt of its second in a series of pre-clinical reports from Dr. Emil Chi, Chairman of the Department of Histopathology at the University of Washington Medical School. This trial, one of several studies on models of disease which mimic human disease, focused on MDI-P as a potential therapeutic agent for the treatment of the symptoms of asthma.

More than 28-million Americans suffer from asthma, a major medical problem requiring medication to open blocked airways and relieve mucus build-up in both acute and chronic asthma attacks. In the late 1990’s, Dr. Chi developed a now-standard mouse model to assess asthma therapeutic agents for efficacy and toxicity. This model is believed to have at least an 80% predictive value of results in humans.

In the study, 36 female mice were examined in a chronic asthma model, using various doses of MDI-P as a therapeutic agent as measured against saline control. Samples of bronchial lavage lung fluid and tissue were taken from all mice, with assays performed in airway mucus build-up and eosinophil infiltration, a prime blood cell measure of asthmatic attacks.

More than 70% of the MDI-P treated mice exhibited no increase in mucus secretions, comparable with saline control animals, with a marked reduction in eosinophil infiltration. Untreated asthmatic mice, in contrast, had more than a nine-fold increase in mucus build-up as compared with saline controls. Further, no toxicity was found in the MDI-P treated mice.

To the best of our knowledge of other published studies in clearing mucus plugs in the same mouse model, there is no product on the market or soon to be released from pharmaceutical pipelines which accomplishes a similar clearing of mucus plugs in the majority of treated chronic asthmatic mice. From this test, we speculate that MDI-P may prove to be a very beneficial agent exhibiting minimal toxicity for addressing asthma attacks.

This study and the other pre-clinical studies of MDI-P are required for filing our Investigational New Drug (IND) application later this year with the FDA for our primary target use for MDI-P, which is treating humans with HIV. These studies test MDI-P on animal models of diseases which mimic those of humans. There is not an animal test relevant to HIV/AIDS in humans, so we are testing MDI-P on other standard animal/mimicking human models, such as our recently-reported sepsis results, in order to determine if there is any potentially significant toxicity to humans related to usage of MDI-P. This report, in addition to other preclinical reports and our CMC/CGMP data, will allow us to file an IND with the FDA for our initial target indication, HIV, and enter clinical trials sometime late in 2004 or early in 2005, continuing the path to commercialization.

We have filed a patent application covering the use of MDI-P to treat asthma.

Additional Secured Debt Eliminated from Balance Sheet. As a result of a negotiated transaction, in April 2004 we were able to eliminate approximately $130,000 of secured debt from our balance sheet. The transaction converted a secured promissory note in the original principal amount of $125,000, plus accrued interest, to common stock.

Results of Operations

Revenues and Gross Profit. We did not book any revenue for the quarters ended March 31, 2004 or March 31, 2003. As we continue to pursue pre-clinical and clinical testing of MDI-P as a pharmaceutical for the treatment of HIV as well as other pre-commercialization testing of our technologies, we do not anticipate booking significant revenues in the near future.

Operating Expenses and Operating Loss. We spent $38,643 on research and development for the quarter ended March 31, 2004, on preclinical tests of MDI-P. We did not have any research and development expenses for the same period of 2003. Our general and administrative expenses were $2,047,693 during the first quarter of 2004, as compared to $147,201 during the quarter ended March 31, 2003. The large general and administrative expenses for the first quarter of 2004 was due to a non-cash charge of $1,577,000 as a result of extending the expiration date of options outstanding. As a result of the foregoing, we sustained an operating loss of $2,086,336 for the quarter ended March 31, 2004, as compared with an operating loss of $147,201 for the same period of 2003.

Other Income/Expense and Net Loss. We booked $1,700 in interest income and incurred interest expenses of $53,676 for the quarter ended March 31, 2004, as compared with no interest income and $58,033 in interest expenses for the same period of 2003. In sum, our net loss for the first quarter of 2004 was $2,138,312 or a loss of $0.03 per fully diluted share. For the quarter ended March 31, 2003, we incurred a net loss of $205,234, a loss of less than $0.01 per fully diluted share.

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

Liquidity and Capital Resources

As of March 31, 2004, we had $608,310 in cash and had a working capital deficit of $3,225,158. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes. We will require significant additional funding to continue to develop, research and seek regulatory approval of our technologies. We do not currently generate any cash from operations and have no credit facilities in place or available. Currently, we are funding operations through issuances of private equity and short-term loans from shareholders and others.

We are seeking to raise substantial additional funds in private stock offerings in order to meet our near-term and mid-term funding requirements. While we are optimistic that we can raise such funds, we have not always been successful in doing so in recent years. In addition, we currently do not have any shares available to issue for these purposes and are seeking at our annual meeting of shareholders scheduled for May 21, 2004, approval from our shareholders to increase our authorized shares. Given that we are still in an early development stage and do not have revenues from operations, raising equity financing is difficult. In addition, any additional equity financing will have a substantial dilutive effect to our current shareholders.

Pursuant to our commercialization strategy, we estimate we will need to expend an additional $500,000 in research and development to file an IND application with the FDA for MDI-P as an HIV therapy. In addition, we estimate we will need to expend an additional $300,000 to $475,000 in debt service and general and administrative costs between now and when we hope to file the IND in Q4 2004 or Q1 2005. Given our current cash position, we are between $200,000 and $375,000 short to advance our highest priority target, HIV, to the next development milestone.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our lack of significant operating revenues and lack of profit to date, our need for substantial and immediate additional capital, the fact that we may dilute existing shareholders through additional stock issuances, the extensive governmental regulation to which we are subject, the fact that our technologies remain unproven, the intense competition we face from other companies and other products, and our reliance upon potentially inadequate intellectual property. Those risks and certain other uncertainties are discussed in more detail in the 2003 10-KSB. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.

ITEM 3. CONTROLS AND PROCEDURES

(a)     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2004.

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

NUMBER	EXHIBIT
3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.1	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.2	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b) Reports on Form 8-K.

The Company filed Current Reports on Form 8-K on January 15, 2004, January 21, 2004 and March 18, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

/S/ JUDY M. ROBINETT

Judy M. Robinett
President and Chief Executive Officer

Date: May 15, 2004

INDEX TO EXHIBITS

NUMBER	EXHIBIT
3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.1	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.2	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.