Form 10KSB/A
period 2003-12-31
MEDICAL DISCOVERIES INC
filed 2004-11-15
CIK 748790

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

EXPLANATORY NOTE

      The purpose of this amendment on Form 10-KSB/A to the Annual Report on Form 10-KSB of Medical Discoveries, Inc. for the year ended December 31, 2003 is to correct an error in the cumulative net loss from inception to date as reflected on the Statements of Operations. While we previously reported the correct cumulative net loss on the Statements of Cash Flows, the same figure as reported on the Statements of Operations was erroneous based on an apparent incorrect calculation in 1999, which error had been carried forward. See Note K to the Consolidated Financial Statements for a further explanation. We do not believe the difference to be material, but have elected to correct this error in the 2003 10-KSB and subsequent filings. No attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB except as required to reflect the correction of the error. The Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB or modify or update those disclosures, including the exhibits to the Form 10-KSB, affected by subsequent events. Information not affected by the correction is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-KSB on March 30, 2004. Accordingly, this Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB, including any amendments to those filings. For convenience and ease of reference, we are filing our annual report in its entirety with the applicable change.

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

      Engagement of C.K. Cooper & Company. In December 2003, we engaged C.K. Cooper & Company to serve as our investment banker and advise us on completing our restructuring process, achieving milestones, and developing future capital. C.K. Cooper & Company is a specialty, full service investment banking/ brokerage firm that provides a high level of customer service to its clients and institutional investors, focusing on private, small and micro cap growth companies in the life sciences, oil & gas and technology industries.

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

      Background of HIV/AIDS. HIV is a retrovirus whose genetic information is encoded by ribonucleic acid (RNA) instead of deoxyribonucleic acid (DNA). It spreads through the body by invading host cells and using the human cells’ own protein synthesis process to replicate itself. As the virus replicates, it slowly destroys the immune system by infecting and killing T lymphocytes, so-called “T cells”, which are critical for the function of the human immune system.

      Existing Therapies for HIV. There are approximately 83 HIV therapies currently on the market and approved by the FDA with a market value of approximately $9.5 billion per year. The primary current therapies for HIV are anti-retroviral products falling into four categories: nucleoside reverse transcriptase inhibitors, non-nucleoside reverse transcriptase inhibitors, protease inhibitors, and anti-fusion of HIV-1 with CD4 cells (Fuzeon, or enfuvirtide). These therapies are typically taken in combination called Highly Active Antiretroviral Therapy (HAART). HAART is effective in controlling the levels of virus and in increasing the number of T cells. However, these combination therapies are also associated with significant toxicity and viral resistance. As a result, current therapy management is characterized by a set of complex issues: when to initiate therapy, what regimen to use, which drugs within each class to use, and when to change therapies. Due to limitations of chronic use of anti-retroviral drug therapies, guidelines issued by the National Institutes of Health suggest starting these therapies later in the disease. Therefore, a need exists for therapies that are useful early in the disease process, that are non-toxic, that are active against resistant strains and that do not give rise to rapid resistance. Even the new best-of-breed therapeutic, Fuzeon, requires administration with other standard combination antiretroviral therapies, and still exhibits a number of toxicities, including: inflammation/ cysts at site of injection (9%/26%), erythema (22%), proritus (4%), ecchymosis (8%), and on a less frequent basis, rashes, fever, nausea, vomiting, chills, hypotension, increased hepatic enzymes, neutropenia, thrombocytomeia, and renal failure.

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

EMPLOYEES

      We currently have no employees. Judy M. Robinett, MDI’s President and CEO, is an independent contractor. We have engagements with a number of consultants for communications, investor relations, website development, accounting and other services. Over the past several years, our priority has been the advancement of our therapeutic technology through pre-clinical development and all capital resources have been devoted in that direction. At such time as capital resources permit, we will hire a full-time staff of employees.

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

/s/	EIDE BAILLY, LLP (formerly BALUKOFF, LINDSTROM & CO., P.A. — joined Eide Bailly November 1, 2004)

Boise, Idaho

February 18, 2004, except Note K as to which the date is November 15, 2004

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

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003 and 2002, and
Cumulative Amounts Since November 20, 1991 (Date of Inception)

			Cumulative
			Amounts Since
			November 20, 1991
	2003	2002	(Date of Inception)

Revenues	$—	$3,108	$157,044
Cost of goods sold	—	—	14,564

Gross profit	—	3,108	142,480
Research and development expenses	100,423	—	2,998,645
Inventory writedown	—	—	96,859
Impairment loss	—	—	9,709
License	—	—	1,001,500
General and administrative expenses	1,206,484	1,217,634	12,119,541

Operating loss	(1,306,907)	(1,214,526)	(16,083,774)
Other income (expense)
Interest income	—	—	23,406
Other income	611,558	—	880,484
Interest expense	(256,694)	(212,365)	(985,911)

	354,864	(212,365)	(82,021)

Loss before income taxes and extraordinary item	(952,043)	(1,426,891)	(16,165,795)
Income taxes	—	—	—
Forgiveness of debt net of $0 income taxes	—	—	1,235,536

Net loss available to shareholders	$(952,043)	$(1,426,891)	$(14,930,259)

Net loss per share
Continuing operations	$(0.02)	$(0.04)	$(0.57)
Extraordinary item	—	—	0.04

Net loss per share	$(0.02)	$(0.04)	$(0.52)

Weighted average shares outstanding	59,302,562	40,028,084	28,568,239

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

Note K — Cumulative Net Loss

      The Statements of Operations have been amended to correct a previously reported error in the cumulative net loss amount since inception. While we previously reported the correct cumulative net loss on the Statements of Cash Flows, the same figure as reported on the Statements of Operations was erroneous based on an apparent incorrect calculation in the 1999 annual report, which error had been carried forward. The previously reported cumulative net loss amount of $14,141,763 has been corrected to $14,930,259.

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

Date: November 15, 2004

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JUDY M. ROBINETT Judy M. Robinett	President, Chief Executive Officer and Director (Principal Executive and Financial Officer)	November 15, 2004

/s/ DAVID R. WALKER David R. Walker	Chairman of the Board of Directors	November 15, 2004

/s/ LARRY ANDERSON Larry Anderson	Director	November 15, 2004

INDEX TO EXHIBITS

Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).
3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).
10.1	Employment Agreement dated as of May 15, 2002 between Medical Discoveries, Inc. and Judy M. Robinett (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).
10.5	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).
31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.