Form 10QSB/A
period 2004-03-31
MEDICAL DISCOVERIES INC
filed 2004-11-15
CIK 748790

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

Explanatory Note

The purpose of this amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Medical Discoveries, Inc. for the quarter ended March 31, 2004 is to restate our interim consolidated financial statements for the quarter ended March 31, 2004 and related disclosures as of and for the quarter ended March 31, 2004. Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to reflect the effects of the restatement. The Form 10-QSB/A generally does not reflect events occurring after the filing of the Form 10-QSB or modify or update those disclosures, including the exhibits to the Form 10-QSB, affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on May 17, 2004. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended as a result of the restatement:

Part I – Item 1. Financial Statements
Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II – Item 2. Changes in Securities

There are two principal changes in the restatement. The first is to correct our disclosure relating to extension of certain options. We initially reported that due to a change in the expiration date of certain options, the options would be subject to variable accounting treatment. We have since determined that the options are not subject to variable accounting treatment, but rather a remeasurement of the options as if they were newly granted. See Note 1 to the Consolidated Financial Statements for a further explanation. The second is to correct an error in the cumulative net loss from inception to date as reflected on the Statements of Operations. While we previously reported the correct cumulative net loss on the Statements of Cash Flows, the same figure as reported on the Statements of Operations was erroneous based on an apparent incorrect calculation in 1999, which error had been carried forward. We do not believe the difference to be material, but have elected to correct this error in the 2003 10-KSB and subsequent filings. In addition to the two principal changes outlined above, we have made other non-material adjustments in the financial statement disclosures to conform to the disclosures we will file with our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

For convenience and ease of reference, we are filing our quarterly report in its entirely with the applicable changes.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are filed with this report:

Condensed Consolidated Balance Sheet as of March 31, 2004 (unaudited) and December 31, 2003 (unaudited)

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
EXHIBIT 31
EXHIBIT 32

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2004 and December 31, 2003
(Unaudited)

	March 31, 2004	December 31, 2003
Current assets
Cash	$608,310	$424,216
Prepaid expenses	—	11,331
Current portion of deferred charges	—	12,077

Total current assets	$608,310	$447,624

Current liabilities
Accounts payable	$2,200,019	$2,066,727
Accrued interest	521,030	524,294
Current portion of notes payable	664,217	789,217
Convertible notes payable	448,202	498,202

Total current liabilities	3,833,468	3,878,440
Stockholders’ deficit
Escrow receivable	—	(227,300)
Additional paid-in capital	2,254,363	579,363
Common stock, no par value, authorized 100,000,000 shares; 88,657,885 and 76,456,095 shares issued and outstanding at March 31, 2004 and December 31, 2003	12,988,627	12,546,957
Accumulated deficit prior to development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(17,068,571)	(14,930,259)

Total stockholders’ deficit	(3,225,158)	(3,430,816)

Total liabilities and stockholders’ deficit	$608,310	$447,624

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Periods Ended March 31, 2004 and March 31, 2003, and Cumulative Amounts
(Unaudited)

			Cumulative
			Amounts
	For the Three Months		Since
	Ended March 31,		November 20, 1991 (Date of
	2004	2003	Inception)
Revenues	$—	$—	$157,044
Cost of goods sold	—	—	14,564

Gross profit	—	—	142,480
Research and development expenses	38,643	—	3,037,288
Inventory writedown	—	—	96,859
Impairment loss	—	—	9,709
License	—	—	1,001,500
General and administrative expenses	2,047,693	147,201	14,167,234

Operating loss	(2,086,336)	(147,201)	(18,170,110)
Other income (expense)
Interest income	1,700	—	25,106
Other income	—	—	880,484
Interest expense	(53,676)	(58,033)	(1,039,587)
Forgiveness of debt	—	—	1,235,536

	(51,976)	(58,033)	1,101,539

Net loss	$(2,138,312)	$(205,234)	$(17,068,571)

Net basic and diluted loss per share	$(0.03)	$(0.00)

Weighted average shares outstanding	84,830,304	55,598,856

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004, March 31, 2003, and Cumulative Amounts
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

See notes to condensed consolidated financial statements

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

Stock Based Compensation and Restatement

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock can be issued. The Company granted 700,000 fully vested stock options during the quarter ended March 31, 2004 to consultants with an exercise price of $.05. These options were valued at $98,000 using the Black Scholes pricing model using the following weighted average assumptions: risk free interest of 3.8%, expected dividend yield of 0%, volatility of 220% and an expected life of 7 years.

During the first quarter of 2004, the Company extended the expiration date of options to purchase an aggregate amount of 18,403,000 shares of stock. As a result of such extension, such options expire from between 2011 to 2013. Initially we reported that due to the change in expiration date, the options would be subject to variable accounting treatment and would be revalued at the end of each quarter for the life of the option. However, we have subsequently determined that the options are not subject to variable accounting treatment, but instead to a one-time remeasurement of the options as if they were newly granted. The expense associated with the change in expiration date was $1,577,000.

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

	Three Months Ended March 31,
	2004	2003
Net loss applicable to common stockholders, as reported	$(2,138,312)	$(205,234)
Add: Stock-based employee compensation expense included in reported net loss	1,577,000	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(1,916,768)	(5,000)

Pro forma net loss applicable to common shareholders	$(2,478,080)	$(210,234)
Basic and diluted loss per share, as reported	$(.03)	$(.00)
Basic and diluted loss per share, pro forma	$(.03)	$(.00)

Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

	2004	2003

Expected dividend yield	—	—
Risk free interest rate	3.8%	5.00%
Expected volatility	220%	511%
Expected life	7 years	10 years
Weighted average fair value per share	$0.10	$0.04

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

Note 3. Commitment Regarding Peregrine Stock.

Peregrine Properties, LLC, a Utah limited liability company (“Peregrine”), entered into an agreement to provide $500,000 to the Company to fund testing and research steps necessary to continue development of MDI-P. The studies were funded through an escrow agent. As of December 31, 2000, the Company had deposited in escrow a single certificate for 5.5 million shares of common stock for these purposes. Through December 31, 2003, Peregrine had funded $275,800 to the escrow, of which $272,700 had been disbursed and recorded as research and development expense on the financial statements of the Company. The remaining $227,300 to be expended under the agreement had been recorded on the balance sheet in equity under the caption escrow receivable. On March 22, 2002, the parties entered into an agreement the result of which was to partially close the escrow agreement to the extent of Peregrine’s funding to date. On that date, 3,143,800 shares were distributed to Peregrine and all research conducted to date was disbursed to the Company. As of February 20, 2004, the Company held Peregrine in breach with respect to its remaining funding obligation and terminated the Peregrine research agreement. Company management and legal counsel are in the process of releasing the remaining 2,356,200 shares from escrow, which shares have been cancelled. The Company also wrote off the escrow receivable against common stock.

Note 4. Issuance of Common Stock.

During the first quarter of 2005, the company issued 14,558,790 shares of restricted common stock, 1,311,650 of which were issued for services valued at $52,466, 2,209,540 of which were issued upon the conversion of $175,000 in debt, and 11,037,600 of which were issued for $441,504 in cash.

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

To date, we have not generated significant revenues from operations or realized a profit. Through March 31, 2004, we had incurred a cumulative net loss since inception of $17,068,571. We are currently attempting to secure capital commitments to finance the completion of our pre-clinical analysis, file our IND for MDI-P as an HIV therapeutic, determine additional potential indications for MDI-P, and to otherwise continue research and testing of our technologies in order to secure required approvals to bring products to market. In that we are a development stage company, we will increasingly require additional funding to continue the development of our technology and to finance submittal of our testing and trials to the appropriate regulatory agencies in order to secure approvals for product development and sales.

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

Operating Expenses and Operating Loss. We spent $38,643 on research and development for the quarter ended March 31, 2004, on preclinical tests of MDI-P. We did not have any research and development expenses for the same period of 2003. Our general and administrative expenses were $2,047,693 during the first quarter of 2004, as compared to $147,201 during the quarter ended March 31, 2003. The large general and administrative expenses for the first quarter of 2004 was due to a one-time non-cash charge of $1,577,000 as a result of extending the expiration date of options outstanding. As a result of the foregoing, we sustained an operating loss of $2,086,336 for the quarter ended March 31, 2004, as compared with an operating loss of $147,201 for the same period of 2003.

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

•  11,037,600 shares of restricted common stock at $0.04 per share.

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