Form 10QSB/A
period 2004-06-30
MEDICAL DISCOVERIES INC
filed 2004-11-15
CIK 748790

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

Explanatory Note

The purpose of this amendment on Form 10–QSB/A to the Quarterly Report on Form 10–QSB of Medical Discoveries, Inc. for the quarter ended June 30, 2004 is to restate our interim consolidated financial statements for the quarter ended June 30, 2004 and related disclosures as of and for the quarter ended June 30, 2004. Generally, no attempt has been made in this Form 10–QSB/A to modify or update other disclosures presented in the original report on Form 10–QSB except as required to reflect the effects of the restatement. The Form 10–QSB/A generally does not reflect events occurring after the filing of the Form 10–QSB or modify or update those disclosures, including the exhibits to the Form 10–QSB, affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10–QSB on August 16, 2004. Accordingly, this Form 10–QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10–QSB, including any amendments to those filings. The following items have been amended as a result of the restatement:

Part I – Item 1. Financial Statements
Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II – Item 2. Changes in Securities

There are two principal changes in the restatement. The first is to correct our disclosure relating to extension of certain options. We initially reported that due to a change in the expiration date of certain options, the options would be subject to variable accounting treatment. We have since determined that the options are not subject to variable accounting treatment, but rather a remeasurement of the options as if they were newly granted. See Note 1 to the Consolidated Financial Statements for a further explanation. The second is to correct an error in the cumulative net loss from inception to date as reflected on the Statements of Operations. While we previously reported the correct cumulative net loss on the Statements of Cash Flows, the same figure as reported on the Statements of Operations was erroneous based on an apparent incorrect calculation in 1999, which error had been carried forward. We do not believe the difference to be material, but have elected to correct this error in the 2003 10-KSB and subsequent filings. In addition to the principal changes outlined above, we have made other non-material adjustments in the financial statement disclosures to conform to the disclosures we will file with our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

For convenience and ease of reference, we are filing our quarterly report in its entirely with the applicable changes.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are filed with this report:

Condensed Consolidated Balance Sheet as of June 30, 2004, (unaudited) and December 31, 2003 (unaudited)

Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited) and cumulative amounts since inception through June 30, 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited) and cumulative amounts since inception through June 30, 2004 (unaudited)

Notes to Unaudited Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2004 and December 31, 2003
(Unaudited)

	June 30, 2004	December 31, 2003
Current assets
Cash	$346,929	$424,216
Prepaid expenses	—	11,331
Current portion of deferred charges	—	12,077

Total current assets	$346,929	$447,624

Current liabilities
Accounts payable	$2,358,365	$2,066,727
Accrued interest	526,810	524,294
Current portion of notes payable	469,217	789,217
Convertible notes payable	448,202	498,202

Total current liabilities	3,802,594	3,878,440
Stockholders’ deficit
Escrow receivable	—	(227,300)
Additional paid-in capital	2,254,363	579,363
Common stock, no par value, authorized 100,000,000 shares; 91,225,271 and 76,456,095 shares issued and outstanding at June 30, 2004 and December 31, 2003	13,290,627	12,546,957
Accumulated deficit prior to development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(17,601,078)	(14,930,259)

Total stockholders’ deficit	(3,455,665)	(3,430,816)

Total liabilities and stockholders’ deficit	$346,929	$447,624

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2004 and Cumulative Amounts
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,		Cumulative Amounts Since November 20, 1991
	2004	2003	2004	2003	(Date of Inception)
Revenues	$—	$—	$—	$—	$157,044
Cost of goods sold	—	—	—	—	14,564

Gross profit	—	—	—	—	142,480
Research and development expenses	132,335	—	170,978	—	3,169,623
Inventory writedown	—	—	—	—	96,859
Impairment loss	—	—	—	—	9,709
License	—	—	—	—	1,001,500
General and administrative expenses	369,270	211,132	2,416,963	358,333	14,536,504

Operating loss	(501,605)	(211,132)	(2,587,941)	(358,333)	(18,671,715)
Other income (expense)
Interest income	1,426	—	3,126	—	26,532
Other income	720	—	720	—	881,204
Interest expense	(33,048)	(68,933)	(86,724)	(126,966)	(1,072,635)
Forgiveness of debt	—	—	—	—	1,235,536

	(30,902)	(68,933)	(82,878)	(126,966)	1,070,637

Net loss	$(532,507)	$(280,065)	$(2,670,819)	$(485,299)	$(17,601,078)

Net basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average shares outstanding	92,393,559	55,698,856	88,478,847	55,649,132

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004, June 30, 2003, and Cumulative Amounts
(Unaudited)

	For the Six Months
	Ended June 30,		Cumulative Amounts
			Since November 20, 1991
	2004	2003	(Date of Inception)
Cash flows from operating activities
Net loss	$(2,670,819)	$(485,299)	$(17,601,078)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock options issued for services	—	—	3,136,253
Common stock issued for services, expenses, and litigation	75,954	7,000	4,277,170
Stock compensation expense	1,675,000	—	1,675,000
Reduction of escrow receivable from research and development	—	—	272,700
Reduction of legal costs	—	—	(130,000)
Notes payable issued for litigation	—	—	385,000
Depreciation	—	—	100,271
Write-off of subscription receivables	—	—	112,500
Impairment loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Gain on debt restructuring	—	—	(1,235,536)
Write-off of receivables	—	—	193,965
Changes in assets and liabilities
Prepaid expenses	11,331	32	(1)
Deferred charges	12,077	20,051	1
Accounts receivable	—	—	(7,529)
Accounts payable	293,150	163,872	2,203,968
Accrued expenses	2,516	88,427	548,291

Net cash used by operating activities	(600,791)	(205,917)	(6,028,952)
Cash flows from investing activities
Purchase of equipment	—	—	(132,184)
Payments received on note receivable	—	—	130,000

Net cash used by investing activities	—	—	(2,184)
Cash flows from financing activities
Contributed equity	—	—	131,374
Issuance of common stock	718,504	10,800	4,863,163
Payments on notes payable	(195,000)	(25,000)	(426,287)
Proceeds from notes payable	—	225,000	1,336,613
Payments on convertible notes payable	—	—	(98,500)
Proceeds from convertible notes payable	—	—	571,702

Net cash provided by financing activities	523,504	210,800	6,378,065

Net increase (decrease) in cash	(77,287)	4,883	346,929
Cash, beginning of period	424,216	14,555	—

Cash, end of period	$346,929	$19,438	$346,929

Supplemental disclosure of non-cash activities
Retirement of notes payable of common stock	$175,000	$—

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

Stock Based Compensation and Restatement

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock can be issued. The Company granted 700,000 fully vested stock options during the six months ended June 30, 2004 to consultants with an exercise price of $.05. These options were valued at $98,000 using the Black Scholes pricing model using the following weighted average assumptions: risk free interest rate of 3.8%, expected dividend yield of 0%, volatility of 220% and an expected life of 7 years.

During the first quarter of 2004, the Company extended the expiration date of options to purchase an aggregate amount of 18,403,000 shares of stock. As a result of such extension, such options expire from between 2011 to 2013. Initially we reported that due to the change in expiration date, the options were subject to variable accounting treatment. We have subsequently determined that the options are not subject to variable accounting treatment, but rather a remeasurement of the options as if they were newly granted. This remeasurement resulted in an expense to the Company totaling $1,577,000. We have amended this quarterly filing for the second quarter of 2004 to reflect this change, and such treatment will be consistent in subsequent periods. The expense associated with the variable accounting treatment for the second quarter of 2004 has been restated from $2,022,500 to zero. There was no change to the first quarter expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss applicable to common shareholders, as reported	$(532,507)	$(280,065)	$(2,670,819)	$(485,229)
Add: Stock-based employee compensation expense included in reported net loss	—	—	1,577,000	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	—	—	(1,916,768)	(5,000)

Pro forma net loss applicable to common shareholders	$(532,507)	$(280,065)	$(3,010,587)	$(490,229)

Basic and diluted loss per share, as reported	$(.01)	$(.01)	$(.03)	$(.01)

Basic and diluted loss per share, pro forma	$(.01)	$(.01)	$(.03)	$(.01)

Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

	2004	2003
Expected dividend yield	—	—
Risk free interest rate	3.8%	5.00%
Expected volatility	220%	511%
Expected life	7 years	10 years
Weighted average fair value per share	$0.10	$0.04

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

Note 4. Issuance of Common Stock.

During the first six months of 2004, the Company issued 17,125,376 shares of restricted common stock, 1,419,316 of which were issued for services valued at $75,954, 2,083,333 of which were issued upon conversion of $175,000 in debt, and 13,622,727 of which were issued for cash of $718,504 at $0.04 to $0.11 per share.

Note 5. Expiration of Warrants.

During the first six months of 2004, warrants to purchase 1,666,005 shares of common stock of the Company at prices ranging between $0.10 and $0.40 per share expired.

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

To date, we have not generated significant revenues from operations or realized a profit. Through June 30, 2004, we had incurred a cumulative net loss since inception of $17,601,078. We are currently attempting to secure capital commitments to finance the completion of our pre-clinical analysis, file our INDs for MDI-P as Cystic Fibrosis and HIV therapeutics, determine additional potential indications for MDI-P, and to otherwise continue research and testing of our technologies in order to secure required approvals to bring products to market. In that we are a development stage company, we will increasingly require additional funding to continue the development of our technology and to finance submittal of our testing and trials to the appropriate regulatory agencies in order to secure approvals for product development and sales.

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

Operating Expenses and Operating Loss. We incurred $132,335 in research and development expenses for the quarter ended June 30, 2004, on preclinical tests of MDI-P. We did not have any research and development expenses for the same period of 2003. Our general and administrative expenses were $369,270 during the second quarter of 2004, as compared to $211,132 during the quarter ended June 30, 2003. The increase over the same period of 2003 was due primarily to increased expenses from financing activities, patent filings, and from our annual meeting of shareholders. As a result of the foregoing, we sustained an operating loss of $501,605 for the quarter ended June 30, 2004, as compared with an operating loss of $211,132 for the same period of 2003.

For the six months ended June 30, 2004 we incurred $170,978 in research and development expenses as compared with no such expenses during the same period of 2003. Our general and administrative expenses for the first half of 2004 were $2,416,963 as compared with $358,333 for the first half of 2003, resulting in operating losses of $2,587,941 through June 30, 2004 and $358,333 through June 30, 2003. The increase in operating expenses in 2004 was due primarily to a one-time non-cash change of $1,577,000 booked in the first quarter as a result of extending the expiration date of options outstanding.

Other Income/Expense and Net Loss. We booked $1,426 in interest income and incurred interest expenses of $33,048 for the quarter ended June 30, 2004, as compared with no interest income and $68,933 in interest expenses for the same period of 2003. The decreased interest expense is a result of our successful efforts to convert high-interest debt to equity. The increase in interest income relates to our higher cash position after successful capital raising efforts. We also booked $720 in other income in the second quarter of 2004. In sum, our net loss for the second quarter of 2004 was $532,507 or a loss of $0.01 per fully diluted share. For the quarter ended June 30, 2003, we incurred a net loss of $280,065, a loss of less than $0.01 per fully diluted share.

For the six months ended June 30, 2004, we booked $3,126 in interest income and incurred interest expenses of $86,724, as compared with no interest income and interest expenses of $126,966 for the comparable period of 2003. Our net loss for the first half of 2004 was $2,670,819 or $0.03 per fully diluted share. Our net loss for the first half of 2003 was $485,299 or $0.01 per fully diluted share.

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

     4,900,000 shares of restricted common stock at $0.04 per share.

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