Form 10QSB
period 2004-09-30
MEDICAL DISCOVERIES INC
filed 2004-11-15
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2004, there were 104,581,669 shares of the issuer’s Common Stock and 12,000 shares of the issuer’s Series A Preferred Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are filed with this report:

Condensed Consolidated Balance Sheet as of September 30, 2004, (unaudited) and December 31, 2003 (unaudited)

Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited) and cumulative amounts since inception through September 30, 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited) and cumulative amounts since inception through September 30, 2004 (unaudited)

Notes to Unaudited Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
As of September 30, 2004 and December 31, 2003
(Unaudited)

	September 30, 2004	December 31, 2003
Current assets
Cash	$434,455	$424,216
Prepaid expenses	—	11,331
Current portion of deferred charges	—	12,077

Total current assets	$434,455	$447,624

Current liabilities
Accounts payable	$2,331,015	$2,066,727
Accrued interest	399,233	524,294
Current portion of notes payable	336,717	789,217
Convertible notes payable	193,200	498,202

Total current liabilities	3,260,165	3,878,440

Stockholders’ deficit
Preferred stock, no par value, authorized 50,000 shares; no series designated or shares issued and outstanding	—	—
Common stock, no par value, authorized 250,000,000 shares; 102,746,101 and 76,456,095 shares issued and outstanding at September 30, 2004 and December 31, 2003	14,389,511	12,546,957
Additional paid-in capital	2,254,363	579,363
Escrow receivable	—	(227,300)
Accumulated deficit – prior to development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(18,070,007)	(14,930,259)

Total stockholders’ deficit	(2,825,710)	(3,430,816)

Total liabilities and stockholders’ deficit	$434,455	$447,624

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2004 and Cumulative Amounts
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative Amounts Since November 20, 1991 (Date of
	2004	2003	2004	2003	Inception)
Revenues	$—	$—	$—	$—	$157,044
Cost of goods sold	—	—	—	—	14,564

Gross profit	—	—	—	—	142,480

Research and development expenses	191,506	35,423	362,484	35,423	3,361,129
Inventory writedown	—	—	—	—	96,859
Impairment loss	—	—	—	—	9,709
License	—	—	—	—	1,001,500
General and administrative expenses	250,819	215,392	2,667,782	573,725	14,787,323

Operating loss	(442,325)	(250,815)	(3,030,266)	(609,148)	(19,114,040)
Other income (expense)
Interest income	854	—	3,980	—	27,386
Other income	39	495	759	495	881,243
Interest expense	(27,497)	(63,142)	(114,221)	(190,108)	(1,100,132)
Forgiveness of debt	—	—	—	—	1,235,536

	(26,604)	(62,647)	(109,482)	(189,613)	(1,044,033)

Net loss available to shareholders	$(468,929)	$(313,462)	$(3,139,748)	$(798,761)	$(18,070,007)

Net basic and diluted loss per share	$(0.00)	$(0.01)	$(0.03)	$(0.01)

Weighted average shares outstanding	96,482,603	55,698,856	89,667,882	55,665,523

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004, September 30, 2003, and Cumulative Amounts
(Unaudited)

	For the Nine Months Ended September 30,		Cumulative Amounts Since November 20, 1991 (Date of
	2004	2003	Inception)
Cash flows from operating activities
Net loss	$(3,139,748)	$(798,761)	$(18,070,007)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for services, expenses, and litigation	66,500	7,000	4,276,716
Stock compensation expense	1,675,000	—	4,811,253
Reduction of escrow receivable from research and development	—	—	272,700
Reduction of legal costs	—	—	(130,000)
Notes payable issued for litigation	—	—	385,000
Depreciation	—	—	100,271
Write-off of subscription receivables	—	—	112,500
Impairment loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Gain on debt restructuring	—	—	(1,235,536)
Write-off of receivables	—	—	193,965
Changes in assets and liabilities
Prepaid expenses	11,331	12,108	—
Deferred charges	12,077	40,614	—
Accounts receivable	—	—	(7,529)
Accounts payable	264,288	292,580	2,175,106
Accrued expenses	37,905	130,797	583,680

Net cash used by operating activities	(1,072,647)	(315,662)	(6,500,808)

Cash flows from investing activities
Purchase of equipment	—	—	(132,184)
Payments received on note receivable	—	—	130,000

Net cash used by investing activities	—	—	(2,184)

Cash flows from financing activities
Contributed equity	—	—	131,374
Issuance of common stock	1,352,886	107,800	5,497,545
Payments on notes payable	(270,000)	(25,000)	(501,287)
Proceeds from notes payable	—	—	1,336,613
Payments on convertible notes payable	—	—	(98,500)
Proceeds from convertible notes payable	—	225,000	571,702

Net cash provided by financing activities	1,082,886	307,800	6,937,447

Net increase (decrease) in cash	10,239	(7,862)	434,455
Cash, beginning of period	424,216	14,555	—

Cash, end of period	$434,455	$6,693	$434,455

Supplemental disclosure of non-cash activities
Conversion of notes payable and interest to common stock	$650,468	$—

Write off of escrow receivable	$227,300	$—

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2004

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

Stock Based Compensation and Restatement

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock can be issued. The Company granted 700,000 fully vested stock options during the nine months ended September 30, 2004 to consultants with an exercise price of $.05. These options were valued at $98,000 using the Black Scholes pricing model using the following weighted average assumptions: risk free interest rate of 3.8%, expected dividend yield of 0%, volatility of 220% and an expected life of 7 years.

During the first quarter of 2004, the Company extended the expiration date of options to purchase an aggregate amount of 18,403,000 shares of stock. As a result of such extension, such options expire from between 2011 to 2013. Initially we reported that due to the change in expiration date, the options were subject to variable accounting treatment. We have subsequently determined that the options are not subject to variable accounting treatment, but rather a remeasurement of the options as if they were newly granted. This remeasurement resulted in an expense to the Company totaling $1,577,000. We have amended our quarterly filing for the second quarter of 2004 to reflect this change, and such treatment will be consistent in the current and any subsequent periods. The expense associated with the variable accounting treatment for the second quarter of 2004 has been restated from $2,022,500 to zero. There was no change to the first quarter expense.

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

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders, as reported	$(468,929)	$(313,462)	$(3,139,748)	$(798,761)
Add: Stock-based employee compensation expense included in reported net loss	—	—	1,577,000	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	—	—	(1,916,768)	(5,000)

Pro forma net loss applicable to common shareholders	$(468,929)	$(313,462)	$(3,479,516)	$(803,761)

Basic and diluted loss per share, as reported	$(.00)	$(.01)	$(.03)	$(.01)

Basic and diluted loss per share, pro forma	$(.00)	$(.01)	$(.04)	$(.01)

Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

	2004	2003
Expected divided yield	—	—
Risk free interest rate	3.8%	5.0%
Expected volitility	220%	511%
Expected life	7 years	10 years
Weighted average fair value per share	$0.10	$0.04

Earnings Per Share

Earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of shares outstanding. Potential common shares from convertible notes payable, warrants and stock options have not been included as they are anti-dilutive.

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

Note 4. Issuance of Common Stock and Warrants.

During the first nine months of 2004, the Company issued 28,646,206 shares of restricted common stock, 1,189,465 of which were issued for services valued at $66,500, 9,875,951 of which were issued upon conversion of debt and interest totaling $650,468, and 17,580,780 of which were issued for cash totaling $1,352,886. In connection with the sales for cash, the Company also issued warrants to purchase 2,993,779 shares of restricted common stock at $0.18 per share, expiring 5 years from the date of issuance.

Note 5. Expiration of Warrants.

During the first nine months of 2004, warrants to purchase 1,666,005 shares of common stock of the Company at prices ranging between $0.10 and $0.40 per share expired.

Note 6. Subsequent Events.

On October 18, 2004, we sold 12,000 shares of our Preferred Stock and warrants to purchase 4,575,496 shares of common stock for a total offering price of $1.2 million. Each share of Preferred Stock entitles the holder to convert the share of Preferred Stock into the number of shares of common stock resulting from multiplying $100 by the conversion price. The conversion price is 85% of the average of the lowest three intra-day trading prices for the Company’s common stock during the 10 trading days immediately preceding the conversion date, but the conversion price may not exceed $0.1967 or be lower than $0.05. The warrants entitle the holder to purchase up to 4,575,496 shares of common stock of the Company on or before the third anniversary of the issuance date of the warrants at $0.1967 per share. The number of shares of common stock subject to the warrants and the exercise price are subject to equitable adjustment in connection with a stock split, stock dividend or similar transaction. In connection with that sale, we also entered into a Registration Rights Agreement with Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC, requiring us to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the warrants. The registration statement must be filed within 30 days of the closing of the sale of the Preferred Stock and the warrants, and the registration statement must be declared effective by the SEC no later than 90 days after it is filed.

Subsequent to the period covered by this report, the Company sold 1,835,567 shares of restricted common stock for cash totaling $330,402. In connection with those sales, the Company also issued warrants to purchase 1,835,567 shares of restricted common stock at $0.18 per share, expiring 5 years from the date of issuance.

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

Overview

We are a development-stage bio-pharmaceutical company engaged in the research, validation, development and ultimate commercialization of a patented anti-infective technology. Our electrolyzed solution of free radicals represents a novel approach to treating our initial target indications, HIV and Cystic Fibrosis. We have concluded our pre-clinical work and are preparing to enter the clinic in our initial target indications. If our Cystic Fibrosis or HIV clinical trials are successful, we plan to develop this therapy for additional target indications.

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

We have completed pre-clinical development for our initial indications and have filed an Investigative New Drug application (IND) for Cystic Fibrosis with the Food and Drug Administration (FDA). If the FDA approves our IND for Cystic Fibrosis, we will conduct our Phase I clinical tests at St. Luke’s Regional Medical Center in Boise, Idaho, under the direction of Dr. Henry R. Thompson. We plan to file an IND for HIV in the first quarter of 2005. If the FDA approves the IND for HIV, we will begin a Phase I clinical test at the Harvard School of Medicine using a protocol designed by Dr. Bruce Dezube.

To date, we have not generated significant revenues from operations or realized a profit. Through September 30, 2004, we had incurred a cumulative net loss since inception of $18,070,007. We believe we have sufficient capital to complete Phase I trials for Cystic Fibrosis. We are currently attempting to secure capital commitments to finance HIV clinical trials, determine additional potential indications for MDI-P, and to otherwise continue research and testing of our technologies in order to secure required approvals to bring products to market. In that we are a development stage company, we will increasingly require additional funding to continue the development of our technology and to finance submittal of our testing and trials to the appropriate regulatory agencies in order to secure approvals for product development and sales.

Recent Events

IND Filing for Cystic Fibrosis Completed. On November 10, 2004, we completed the milestone filing of our IND with the FDA for Cystic Fibrosis for a Phase I clinical trial of MDI-P in late-term Cystic Fibrosis adults. We are awaiting the FDA’s receipt with the assigned IND number. If the FDA approves our IND for Cystic Fibrosis, we will conduct our Phase I clinical tests at St. Lukes Regional Medical Center in Boise, Idaho, under the direction of Dr. Henry R. Thompson.

Dr. Thompson agreed to serve as Project Manager and Principal Investigator for Medical Discovery’s Phase I trials in late-term adult Cystic Fibrosis patients on September 23, 2004. Dr. Thompson is currently the director of the Cystic Fibrosis Program Therapeutics Center at Boise, Idaho’s Cystic Fibrosis Clinic, located in St. Luke’s Regional Medical Center. This Phase I clinical study will be conducted with MDI-P as an adjunct therapy to Tobramycin, an aminoglycoside antibiotic used to treat infections caused by many different bacteria. Plans call for MDI-P to be monitored for both its ability to synergistically improve the anti-infective activity of Tobramycin, a current front-line drug for Cystic Fibrosis patients, as well as its impact on clearing mucus from the lungs of Cystic Fibrosis study patients for improved pulmonary function.

Dr. Thompson is a gastroentologist, having received his M.D. from Oregon Health Sciences University. He held a Fellowship in pediatric gastroenterology at Children’s Hospital in Denver, at the University of Colorado Health Science’s unit, where he also participated in clinical studies. Dr. Thompson has been an Assistant Professor at the University of Utah’s Medical School, and is a Board certified Fellow in the American Association of Pediatrics. He has previously received grants from both the Cystic Fibrosis Foundation and the NIH. Dr. Thompson plans to use St. Luke’s Boise Cystic Fibrosis Clinic for recruitment of patients in this planned study.

Pre-Clinical Research for Cystic Fibrosis Completed. The completion of the IND for Cystic Fibrosis came after our completion of pre-clinical research. On October 6, 2004, we announced our receipt of the last in a series of research reports required by the FDA for the company’s submission of the IND application for treating Cystic Fibrosis.

The report focused on the use of MDI-P as an adjunct therapy to Tobramycin in pulmonary infection of juvenile New Zealand rabbits. The acute study, encompassing 25 rabbits in various study arms including saline control, showed that no inhibitory effects as a result of MDI-P occurred in rabbits also given Tobramycin, when administered intra-nasally in sequence with intra-nasal Tobramycin. When applied alone, Tobramycin showed satisfactory reduction in the extent of Pseudomonas aeruginosa pulmonary infection, as compared with saline control animals, and measured by broncheoaveolar lavage analysis of Pseudomonas aeruginosa infection from the rabbit lungs. When applied in sequence, both drugs also produced satisfactory reductions in infection.

Under FDA guidelines, when an investigational drug such as MDI-P is proposed as an adjunct therapy, the agency desires data on the potential synergistic or inhibitory effects of the drug when used with the base-line medication. This will be the case in the proposed Phase I clinical trials of MDI-P involving late-term adult Cystic Fibrosis patients who are dependent upon an inhaled form of Tobramycin, brand-named TOBI, manufactured by Chiron Corporation.

Tobramycin and TOBI are registered trademarks of Chiron Corporation.

Lack of Chronic Toxicity in MDI-P Report. On August 17, 2004, we announced our receipt of a chronic toxicity study of MDI-P. Chronic toxicity studies test maximum dosages over longer timeframes in order to establish safety parameters for human usage and are required for any IND filings we make. This study, when combined with our recently completed large mammal toxicology study, indicates that MDI-P is safe for use in humans under ICH guidelines, and appears non-toxic for use in human clinical trials.

The study involved the weekly injection of MDI-P into the body cavity of test mice (inter-peritoneal) for six-months, in a multi-dose regimen to establish the safety of MDI-P for use in humans. Doses ranged from 25%-100% solutions of MDI-P. Tests included body weight, together with full microscopic histopathological examination of the mouse liver, kidneys, spleen, intestines, heart and lungs. No statistically relevant changes in body weight, or morphometry or histopathology of vital organs were observed, when compared with mice receiving saline control injections or with untreated animals. The study resulted in no dose-dependency and no toxic effects.

Private Placement Financing. On October 20, 2004, we completed a private placement financing consisting of convertible preferred stock and warrants, generating gross proceeds of $1,200,000 to the Company. Mercator Advisory Group, LLC of Los Angeles, California participated in the investment through its designated accredited fund, Monarch Pointe Fund, Ltd. Ascendiant Securities LLC of Irvine, California served as placement agent on the transaction. This capital infusion, when combined with funds from the private placement discussed below, will help to complete our Phase I clinical trials in Cystic Fibrosis which we plan to commence in the first quarter of 2005 once our IND is accepted by the FDA.

Completion of Equity Financing. On September 29, 2004 and November 8, 2004, we completed successive tranches of a total of $924,182 in equity financing through subscriptions of restricted common stock and warrants by private investors, in accordance with Rule 144 of the Securities Exchange Act of 1934. The investment proceeds from these financings will help complete our Phase I clinical trials in Cystic Fibrosis which we plan to commence in the first quarter of 2005 once our IND is accepted by the FDA.

Change in Accountant. On October 25, 2004, Balukoff, Lindstrom & Co., P.A. was dismissed as our independent accountant. We have engaged Hanson, Barnett & Maxwell, P.C. as Balukoff, Lindstrom & Co.’s replacement. Neither Balukoff, Lindstrom & Co., P.A.’s report on the Company’s financial statements for the year ended December 31, 2003, nor its report for the year ended December 31, 2002, contained an adverse opinion or a disclaimer of opinion, and neither report was qualified or modified as to uncertainty, audit scope or accounting principles, except that both reports were modified as to uncertainty regarding the ability of the company to continue as a going concern. During the years ended December 31, 2003 and December 31, 2002, and the subsequent interim periods through October 25, 2004, there were no disagreements with Balukoff, Lindstrom & Co., P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Balukoff, Lindstrom & Co., P.A., would have caused Balukoff, Lindstrom & Co., P.A. to make reference to the subject matter of the disagreement in connection with its report.

Results of Operations

Revenues and Gross Profit. We did not book any revenue for the three- or nine-month periods ended September 30, 2004 or September 30, 2003. As we continue to pursue pre-clinical and clinical testing of MDI-P as a pharmaceutical for the treatment of Cystic Fibrosis and HIV as well as other pre-commercialization testing of our technologies, we do not anticipate booking significant revenues in the near future.

Operating Expenses and Operating Loss. We incurred $191,506 in research and development expenses for the quarter ended September 30, 2004, on preclinical tests of MDI-P. We incurred $35,423 in research and development expenses for the same period of 2003. Our general and administrative expenses were $250,819 during the third quarter of 2004, as compared to $215,392 during the quarter ended September 30, 2003. As a result of the foregoing, we sustained an operating loss of $442,325 for the quarter ended September 30, 2004, as compared with an operating loss of $250,815 for the same period of 2003.

For the nine months ended September 30, 2004 we incurred $362,484 in research and development expenses as compared with $35,423 during the same period of 2003. Our general and administrative expenses for the first three quarters of 2004 were $2,667,782 as compared with $573,725 for the first three quarters of 2003, resulting in operating losses of $3,030,266 through September 30, 2004 and $609,148 through September 30, 2003. The increase in general and administrative expense is due largely to a non-cash charge of $1,577,000 taken in the first quarter of 2004 associated with the extension of certain options. The increase is also partly due to an increase in the size of our operations.

Other Income/Expense and Net Loss. We booked $854 in interest income and incurred interest expenses of $27,497 for the quarter ended September 30, 2004, as compared with no interest income and $63,142 in interest expenses for the same period of 2003. The decrease in interest expense is a result of our successful efforts to convert high-interest debt to equity. We also booked $39 in other income in the third quarter of 2004. In sum, our net loss for the third quarter of 2004 was $468,929 or a loss of less than $0.01 per fully diluted share. For the quarter ended September 30, 2003, we incurred a net loss of $313,462, also a loss of less than $0.01 per fully diluted share.

For the nine months ended September 30, 2004, we booked $3,980 in interest income and incurred interest expenses of $114,221, as compared with no interest income and interest expenses of $190,108 for the comparable period of 2003. Our net loss for the first three quarters of 2004 was $3,139,748 or $0.03 per fully diluted share. Our net loss for the first three quarters of 2003 was $798,761 or $0.01 per fully diluted share.

Future Expectations. We expect to operate at a loss for several more years while we continue to study, gain regulatory approval of and commercialize our technologies. We will spend more in the remainder of 2004 in research and development expenses over the prior year as we continue to implement our commercialization strategy. Similarly, we expect our higher general and administrative expenses for the remainder of 2004 to continue as we increase the size of our operations. As a result, we expect to sustain a greater net loss in 2004, than we have in recent years.

Liquidity and Capital Resources

As of September 30, 2004, we had $434,455 in cash and had a working capital deficit of $2,825,710. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes. We will require significant additional funding to continue to develop, research and seek regulatory approval of our technologies. We do not currently generate any cash from operations and have no credit facilities in place or available. Currently, we are funding operations through private issuances of equity.

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

We believe we have sufficient capital on hand to complete Phase I clinical trials for Cystic Fibrosis once the FDA approves our IND. We also believe we have sufficient capital to file our IND for HIV.

Once an IND application for HIV is submitted, and assuming it is approved, we will need additional capital to initiate Phase I clinical trials. We estimate the cost to complete Phase I and Phase II clinical trials to be several million dollars per indication and the cost to complete Phase III testing and obtain approval of an NDA to be in the tens of millions of dollars per indication.

While our ability to obtain financing may improve in the event our IND application is approved, we cannot give assurances that we will have access to the significant capital required to take a drug through regulatory approvals and to market. We may seek a partner in the global pharmaceutical industry to help us co-develop, license, or even purchase some or all of our technologies.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II
OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On September 9, 2004 and November 4, 2004, we completed $243,880 and $680,302, respectively, in equity financing through subscriptions for a total of 7,247,136 shares of restricted common stock by private investors, in accordance with Rule 144 of the Securities Exchange Act of 1934. None of the sales involved an underwriter. We believe these sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the sales did not involve a public offering. The investment proceeds will help complete our Phase I clinical trials in Cystic Fibrosis which we plan to commence in the first quarter of 2005 once our IND is accepted with the FDA.

ITEM 6. EXHIBITS

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