Form 10QSB
period 2005-03-31
MEDICAL DISCOVERIES INC
filed 2005-05-16
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                                         to

Commission file number 0-12627

MEDICAL DISCOVERIES, INC.

(Exact name of Small Business Issuer as specified in its charter)

Utah	87-0407858

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1388 S. Foothill Drive, #266, Salt Lake City, Utah 84108

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2005, there were 107,101,947 shares of the issuer’s Common Stock and 42,000 shares of the issuer’s Series A Preferred Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3. CONTROLS AND PROCEDURES	13
PART II
OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13
ITEM 6. EXHIBITS	14
SIGNATURES	14
INDEX TO EXHIBITS	15
EXHIBIT 21
EXHIBIT 31
EXHIBIT 32
EXHIBIT 21
EXHIBIT 31
EXHIBIT 32

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are filed with this report:

Condensed Consolidated Balance Sheets as of March 31, 2005, (unaudited) and December 31, 2004 (audited)

Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2005 (unaudited), March 31, 2004 (unaudited) and from inception of the development stage on November 20, 1991 through March 31, 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2005 (unaudited), March 31, 2004 (unaudited), and from inception of the development stage on November 20, 1991 through March 31, 2005 (unaudited)

Notes to Unaudited Consolidated Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS

Cash	$3,158,525	$1,455,397
Deposits	51,100	51,100

Total Current Assets	3,209,625	1,506,497

TOTAL ASSETS	$3,209,625	$1,506,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$2,363,550	$2,448,454
Accrued interest payable	431,160	415,262
Notes payable	336,717	336,717
Convertible notes payable	193,200	193,200
Research and development obligation	645,800	—

Total Current Liabilities	3,970,427	3,393,633

TOTAL LIABILITIES	3,970,427	3,393,633

STOCKHOLDERS’ DEFICIT

Preferred stock, Series A, convertible; no par value; 50,000 shares authorized; 42,000 and 12,000 shares issued and outstanding, respectively; (aggregate liquidation preference of $4,200,000 and $1,200,000, respectively)	1,570,109	523,334
Common stock, no par value; 250,000 shares authorized; 107,101,947 and 105,653,335 shares issued and outstanding, respectively	15,179,407	14,918,657
Additional paid-in capital	6,302,017	3,424,383
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(22,412,758)	(19,353,933)

Total Stockholders’ Deficit	(760,802)	(1,887,136)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,209,625	$1,506,497

See notes to condensed consolidated financial statements.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			From Inception
			of the
			Development Stage
	For the Three		on November 20, 1991
	Months Ended		Through
	March 31,		March 31,
	2005	2004	2005
REVENUES	$—	$—	$157,044

COST OF GOODS SOLD	—	—	14,564

GROSS PROFIT	—	—	142,480

OPERATING EXPENSES

General and administrative	251,996	2,047,693	15,428,966
Research and development	1,551,986	38,643	5,100,724
Inventory write-down	—	—	96,859
Impairment loss	—	—	9,709
License fees	—	—	1,001,500

Total Expenses	1,803,982	2,086,336	21,637,758

LOSS FROM OPERATIONS	(1,803,982)	(2,086,336)	(21,495,278)

OTHER INCOME (EXPENSES)

Interest income	5,564	1,700	35,135
Interest expense	(15,898)	(53,676)	(1,133,335)
Foreign currency transaction gain	19,900	—	19,900
Gain on forgiveness of debt	—	—	1,235,536
Other income	—	—	881,892

Total Other Income (Expenses)	9,566	(51,976)	1,039,128

NET LOSS	(1,794,416)	(2,138,312)	(20,456,150)

Preferred stock dividend from beneficial conversion feature	(1,264,409)	—	(1,956,608)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,058,825)	$(2,138,312)	$(22,412,758)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	106,506,793	84,830,304

See notes to condensed consolidated financial statements.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			of the
	For the Three		Development Stage
	Months Ended		on November 20, 1991
	March 31,		Through March 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,794,416)	$(2,138,312)	$(20,456,150)
Adjustments to reconcile net loss to net cash used by operating activities:
Foreign currency transaction gain	(19,900)	—	(19,900)
Common stock issued for services, expenses, and litigation	18,750	1,727,466	4,286,467
Acquired research and development costs	665,700	—	665,700
Depreciation	—	—	100,271
Reduction of escrow receivable from	—	—	—
research and development	—	—	272,700
Stock options and warrants granted for services	—	—	4,811,253
Reduction of legal costs		—	(130,000)
Write-off of subscriptions receivable	—	—	112,500
Impairment loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Gain on debt restructuring	—	—	(1,235,536)
Write-off of accounts receivable	—	—	193,965
Note payable issued for litigation	—	—	385,000
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	(7,529)
Decrease in prepaid expenses	—	11,331	—
Decrease in deferred charges	—	12,077	—
Increase (decrease) in accounts payable	(84,904)	133,292	2,207,641
Increase (decrease) in accrued expenses	15,898	(3,264)	615,607

Net Cash Used by Operating Activities	(1,198,872)	(257,410)	(8,157,938)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in deposits	—	—	(51,100)
Purchase of equipment	—	—	(132,184)
Payments received on note receivable	—	—	130,000

Net Cash Used by Investing Activities	—	—	(53,284)

CASH FLOWS FROM FINIANCING ACTIVITIES

Issuance of common stock, preferred stock and warrants for cash	2,902,000	441,504	9,929,845
Contributed equity	—	—	131,374
Proceeds from notes payable	—	—	1,336,613
Payments on notes payable	—	—	(501,287)
Proceeds from convertible notes payable	—	—	571,702
Payments on convertible notes payable	—	—	(98,500)

Net Cash Provided by Financing Activities	2,902,000	441,504	11,369,747

NET INCREASE IN CASH	1,703,128	184,094	3,158,525

CASH AT BEGINNING OF PERIOD	1,455,397	424,216	—

CASH AT END OF PERIOD	$3,158,525	$608,310	$3,158,525

See notes to condensed consolidated financial statements.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2005	2004
SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Preferred stock dividend as part of beneficial conversion conversion feature	$1,264,409	$—
Retirement of notes payable with common stock	$—	$175,000

See notes to condensed consolidated financial statements.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. Certain reclassifications and other corrections for rounding have been made in prior-period financial statements to conform to the current-period presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Loss Per Common Share

Loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of shares outstanding. Potential common shares from convertible notes payable, warrants and stock options have not been included as they are anti-dilutive.

Note 2 — Going Concern Considerations

The Company’s recurring losses from development-stage activities in current and prior years raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company is attempting to raise additional capital to fund research and development costs until it is able to consistently generate revenues and sustain profitable operations. However, there can be no assurance that these plans will be successful.

Note 3 — Issuance of Common Stock, Preferred Stock, and Warrants

Common Stock

During the three months ended March 31, 2005, the Company issued 1,448,612 shares of restricted common stock, 104,167 of which were issued for services valued at $18,750 and 1,344,445 of which were issued for cash totaling $242,000. In connection with the sales for cash, the Company also issued warrants to purchase 1,344,445 shares of restricted common stock at $0.18 per share, expiring 3 years from the date of issuance.

Preferred Stock and Warrants

During the three months ended March 31, 2005, the Company issued 30,000 shares of Series A Convertible Preferred Stock and warrants to purchase 22,877,478 shares of common stock for a total offering price of $3.0 million. The Company incurred $340,000 of offering costs and issued to the placement agent warrants to purchase 1,220,132 shares of common stock exercisable at $0.1967 per share which are exercisable for a period of three years. The Company valued these warrants at $213,889 ($0.18 per share) using a Black

Scholes option pricing model with the following assumptions: risk free rate 2.82%, volatility of 203% and an expected life of three years.

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

The Company has allocated the proceeds from the issuance of the Series A Convertible Preferred Stock and warrants, based on their relative fair values on the date of issuance which are as follows: $3,000,000 to the Series A Convertible Preferred and $4,010,422 to the warrants. The warrants were valued using the Black Scholes Pricing model using the following assumptions: volatility of 203%, risk-free interest rate of 2.82% and a term of three years. The allocation of the net proceeds resulted in $1,046,775 being allocated to the Series A Convertible Preferred Stock and $1,399,336 being allocated to the warrants. The Company recognized a beneficial conversion dividend of $1,264,409 on the date of issuance equal to the value allocated to the Series A Convertible Preferred Stock (before offering costs). The actual amount of the beneficial conversion was $4,037,917 but the dividend is limited to the amount of gross proceeds allocated to the Series A Convertible Preferred Stock.

The Series A Convertible Preferred Stock has no voting rights. In the event of liquidation, the holders are entitled to a liquidating distribution of $100 per share. The number of shares of common stock subject to the warrants and the exercise price are subject to equitable adjustment in connection with a stock split, stock dividend or similar transaction. The Company also entered into a Registration Rights Agreement with the investors requiring the Company to file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the warrants.

Note 4 – Other Significant Events

SaveCream Asset Purchase

On March 16, 2005, the Company completed the purchase of the intellectual property assets (the “Assets”) of Savetherapeutics AG, a German corporation in liquidation in Hamburg, Germany (“SaveT”). The Assets consist primarily of patents, patent applications, pre-clinical study data and clinical trial data concerning SaveCream, SaveT’s developmental-stage topical aromatase inhibitor treatment for breast cancer. SaveCream never generated revenues for SaveT. The Company’s analysis as to whether the intellectual property purchased constituted a business resulted in the conclusion that no such business had been acquired.

The purchase price of the Assets was negotiated to be €2,350,000 (approximately $3.1 million under current exchange rates), payable as follows: €500,000 at closing, €500,000 (approximately $645,800 using the March 31, 2005 exchange rates) upon conclusion of certain pending transfers of patent and patent application rights from SaveT’s inventors to the Company, and the remaining €1,350,000 (approximately $1.74 million at current exchange rates) upon successful commercialization of the Assets. The Company’s source of funds for the acquisition was a $3 million investment in the Company’s Series A Preferred Stock by an unrelated third party, as described in Note 3.

SaveT inventors have yet to assign the patent and application rights to the Company, management has deemed the assignment of the rights to be reasonably likely because the inventors are contractually bound to execute and deliver the assignments; therefore, the Company has recorded the second €500,000 payment as a current liability in these financial statements. At present it is undeterminable whether the intellectual property will ever be commercialized; therefore, the final €1,350,000 under this acquisition has not been accrued as a liability as of March 31, 2005. The Company determined the intellectual property purchased should be expensed as research and development costs

Formation of MDI Oncology, Inc.

On March 22, 2005, the Company formed MDI Oncology, Inc., a Delaware Corporation, as a wholly-owned subsidiary for the purpose of acquiring and operating the assets and associated business ventures associated with the SaveCream purchase.

Note 5 – Subsequent Event

In April, 2005, the Company negotiated a settlement regarding notes payable totaling $336,717 and accrued interest of $269,364, by payment of $300,000 in cash. The Company will recognize a gain on settlement of debt totaling $306,081.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources, and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes thereto at pages 2 through 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “2004 10-KSB”).

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

We recently purchased the intellectual property for SaveCream from the liquidation estate of a defunct German biotechnology company. In a European Union study of SaveCream used by over 100 women diagnosed with breast cancer, a significant number of those women experienced a significant tumor reduction. This study, while preliminary, indicates that SaveCream may be substantially more effective and faster acting than similar drugs already on the market. We are in the process of developing a global commercialization strategy for SaveCream.

To date, we have not generated significant revenues from operations or realized a profit. Through December 31, 2004, we had incurred a accumulated deficit from inception of 23,812,335.

Recent Events

SaveCream Asset Purchase. On March 16, 2005 we announced the purchase of intellectual property assets from the liquidation estate of Savetherapeutics AG, a defunct German biotechnology company headquartered in Hamburg. The purchase price was €2,350,000 (approximately $3.035 million, using the March 31, 2005 exchange rate). Before it ceased business in 2004, Savetherapeutics (SaveT) had been developing SaveCream, a topical steroidal form of aromatase inhibitor (AI) for breast cancer that never generated revenues for SaveT.

This promising cancer therapeutic product has been tested in the European Union under a unique German regulatory scheme that allows patients with limited treatment options to receive novel treatments. In the study, over 100 women diagnosed with breast cancer received special permission to be treated with SaveCream. A significant number of those women experienced significant tumor reduction. This study indicates substantially improved efficacy in reduction of breast tumors, in shorter time frames than the three approved AIs currently on the market. We are in the process of developing a global commercialization strategy for SaveCream.

M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC), through its designated funds, Mercator Momentum Fund, L.P., and Mercator Momentum Fund III, L.P., provided us with $3 million for the purchase.

We expect to perform additional CMC (chemistry manufacturing and control) work and expand the clinical trials over 2005, and believe this will open the door to commercialization opportunities for SaveCream by late 2006, which may be quicker than we can commercialize MDI-P. This purchase also allows us to diversify our product base.

We analyzed whether the intellectual property purchased was a business within the contemplation of Regulation S-X, and concluded that no such business had been acquired.

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

Results of Operations

Revenues and Gross Profit — We did not book any revenue for the three-month periods ended March 31, 2005 or March 31, 2004. As we continue to pursue pre-clinical and clinical testing of our pharmaceuticals, we do not anticipate booking significant revenues in the near future.

Operating Expenses and Operating Loss — We incurred $1,551,986 in research and development expenses for the quarter ended March 31, 2005, $1,345,000 of which related to our acquiring the patents and patent rights relating to SaveCream. We incurred $38,643 in research and development expenses for the same period of 2004. Our general and administrative expenses were $251,996 during the first quarter of 2005, as compared to $2,047,693 during the quarter ended March 31, 2004. As a result of the foregoing, we sustained an operating loss of $1,803,982 for the quarter ended March 31, 2005, as compared with an operating loss of $2,086,336 for the same period of 2004.

Other Income/Expense and Net Loss - We booked $5,564 in interest income and incurred interest expenses of $15,898 for the quarter ended March 31, 2005, as compared with interest income of $1,700 and $53,676 in interest expenses for the same period of 2004. The decrease in interest expense is a result of our successful efforts to convert high-interest debt to equity. In addition, we realized a gain of $19,900 on the foreign currency adjustment relating to our obligations in the SaveCream asset purchase. We recognized a net loss for the period of $1,794,416, compared to a net loss of $2,138,312 in the first quarter of 2004. In addition, we recognized a preferred stock dividend of $1,264,409 during the quarter as a result of the beneficial conversion feature of the preferred shares issued during the period. There was no such dividend recognized during the first quarter of 2004. In sum, our net loss applicable to common shareholders for the first quarter of 2005 was $3,058,825 or a loss of $0.03 per fully diluted share. For the quarter ended March 31, 2004 we incurred a net loss applicable to common shareholders of $2,138,312, making a loss of $0.03 per fully diluted share.

Future Expectations - We expect to operate at a loss for several more years while we continue to research, gain regulatory approval of, and commercialize our technologies. We will spend more in the remainder of the 2005 fiscal year in research and development expenses than we did over the prior year as we continue to implement our commercialization strategy. Similarly, we expect our general and administrative expenses to continue to increase for the remainder of 2005 as we continue to expand the scope of our operations. As a result, we expect to sustain a greater net loss in 2005 than we have in recent years.

Liquidity and Capital Resources

As of March 31, 2005, we had $3,158,525 in cash and had a working capital deficit of $760,802. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes. We continue to require significant supplementary funding to continue to develop, research, and seek regulatory approval of our technologies. We do not currently generate any cash from operations and have no credit facilities in place or available. Currently, we are funding operations through private issuances of equity.

During the three months ended March 31, 2005, we issued 30,000 shares of our Series A Preferred Stock to an unrelated third-party in exchange for $3 million in cash, less offering costs of $340,000. We intend to use this cash for additional research and development, including making the second installment on our purchase of the SaveCream assets.

We are seeking to raise substantial additional funds in private stock offerings in order to meet our near-term and mid-term funding requirements. While we are optimistic that we can raise such funds, we cannot provide positive assurances that we will be successful in our efforts. Given that we are still in an early development stage and do not have revenues from operations, raising equity financing can, at times, be difficult. In addition, any additional equity financing will have a substantial dilutive effect to our current shareholders.

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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our lack of significant operating revenues and lack of profit to date, our need for substantial and immediate additional capital, the fact that we may dilute existing shareholders through additional stock issuances, the extensive governmental regulation to which we are subject, the fact that our technologies remain unproven, the intense competition we face from other companies and other products, and our reliance upon potentially inadequate intellectual property. Those risks and certain other uncertainties are discussed in more detail in the 2004 10-KSB. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

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

PART II
OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, we issued 1,344,445 restricted shares of common stock to unrelated private investors for a cash inflow of $242,000, in accordance with Rule 144 of the Securities Exchange Act of 1934. In addition, we issued 30,000 shares of our Series A Preferred Stock in March 2005, in exchange for $3,000,000 in cash. Neither of these issuances involved an underwriter. We believe these issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because the sales did not involve a public offering. The investment proceeds were utilized toward the purchase of the SaveCream assets, and will help complete our Phase I clinical trials in Cystic Fibrosis which we plan to commence in the first quarter of 2005 once our IND is accepted with the FDA. In addition, we intend to utilize a significant portion of these proceeds in further research, development, and commercialization of the patents and patent rights acquired in the SaveCream purchase.

ITEM 6. EXHIBITS

The following documents are furnished as exhibits to this Form 10-QSB. Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

Number	Exhibit
2 .1	Sale and Purchase Agreement between Attorney Hinnerk-Joachim Müller as liquidator of Savetherapeutics AG i.L. and Medical Discoveries, Inc. regarding the purchase of the essential assets of Savetherapeutics AG i.L. (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3 .1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3 .2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

4 .1	Registration Rights Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4 .2	Registration Rights Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10 .1	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

21	Subsidiaries.*

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

/S/ JUDY M. ROBINETT

Judy M. Robinett
President and Chief Executive Officer
Date: May 16, 2005

INDEX TO EXHIBITS

Number	Exhibit
2.1	Sale and Purchase Agreement between Attorney Hinnerk-Joachim Müller as liquidator of Savetherapeutics AG i.L. and Medical Discoveries, Inc. regarding the purchase of the essential assets of Savetherapeutics AG i.L. (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

4.1	Registration Rights Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.2	Registration Rights Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.1	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

21	Subsidiaries.*

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.