Form 10QSB
period 2005-06-30
MEDICAL DISCOVERIES INC
filed 2005-08-15
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2005, there were 107,829,724 shares of the issuer’s Common Stock and 42,000 shares of the issuer’s Series A Preferred Stock outstanding.
Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☑

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following financial statements are filed with this report:
Condensed Consolidated Balance Sheets as of June 30, 2005, (unaudited) and December 31, 2004 (audited)
Condensed Consolidated Statements of Operations for the six-month periods ended June 30, 2005 (unaudited), June 30, 2004 (unaudited), three-month periods ended June 30, 2005 (unaudited), June 30, 2004 (unaudited) and from inception of the development stage on November 20, 1991 through June 30, 2005 (unaudited)
Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2005 (unaudited), June 30, 2004 (unaudited), and from inception of the development stage on November 20, 1991 through June 30, 2005 (unaudited)
Notes to Unaudited Condensed Consolidated Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS

Cash	$2,424,197	$1,455,397
Deposits	51,100	51,100

Total Current Assets	2,475,297	1,506,497

Property and Equipment, Net	67,621	—

TOTAL ASSETS	$2,542,918	$1,506,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$2,611,343	$2,448,454
Accrued interest payable	222,760	415,262
Notes payable	56,000	336,717
Convertible notes payable	193,200	193,200
Research and development obligation	604,900	—

Total Current Liabilities	3,688,203	3,393,633

TOTAL LIABILITIES	3,688,203	3,393,633

STOCKHOLDERS’ DEFICIT

Preferred stock, Series A, convertible; no par value; 42,000 shares authorized; 42,000 and 12,000 shares issued and outstanding, respectively; (aggregate liquidation preference of $4,200,000 and $1,200,000, respectively)	1,570,109	523,334
Common stock, no par value; 250,000,000 shares authorized; 107,829,724 and 105,653,335 shares issued and outstanding, respectively	15,310,407	14,918,657
Additional paid-in capital	6,302,017	3,424,383
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(22,928,241)	(19,353,933)

Total Stockholders’ Deficit	(1,145,285)	(1,887,136)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,542,918	$1,506,497

See notes to unaudited condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					of the
					Development Stage
	For the Three		For the Six		on November 20, 1991
	Months Ended		Months Ended		Through
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005
REVENUES	$—	$—	$—	$—	$157,044

COST OF GOODS SOLD	—	—	—	—	14,564

GROSS PROFIT	—	—	—	—	142,480

OPERATING EXPENSES

General and administrative	636,325	369,270	888,321	2,416,963	16,065,291
Research and development	118,520	132,335	1,670,506	170,978	5,219,244
Inventory write-down	—	—	—	—	96,859
Impairment loss	—	—	—	—	9,709
License fees	—	—	—	—	1,001,500

Total Expenses	754,845	501,605	2,558,827	2,587,941	22,392,603

LOSS FROM OPERATIONS	(754,845)	(501,605)	(2,558,827)	(2,587,941)	(22,250,123)

OTHER INCOME (EXPENSES)

Interest income	9,346	1,426	14,910	3,126	44,481
Interest expense	(7,237)	(33,048)	(23,135)	(86,724)	(1,140,572)
Foreign currency transaction gain	40,900	—	60,800	—	60,800
Gain on forgiveness of debt	196,353	—	196,353	—	1,431,889
Other income	—	720	—	720	881,892

Total Other Income (Expenses)	239,362	(30,902)	248,928	(82,878)	1,278,490

NET LOSS	(515,483)	(532,507)	(2,309,899)	(2,670,819)	(20,971,633)

Preferred stock dividend from beneficial conversion feature	—	—	(1,264,409)	—	(1,956,608)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(515,483)	$(532,507)	$(3,574,308)	$(2,670,819)	$(22,928,241)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	107,580,033	92,393,559	107,043,413	88,478,847

See notes to unaudited condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
	For the Six		of the
	Months Ended		Development Stage
	June 30,		on November 20, 1991
	2005	2004	Through June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,309,899)	$(2,670,819)	$(20,971,633)
Adjustments to reconcile net loss to net cash used by operating activities:
Foreign currency transaction gain	(60,800)	—	(60,800)
Gain on debt restructuring	(196,353)	—	(1,431,889)
Common stock issued for services, expenses, and litigation	18,750	1,750,954	4,286,467
Commitment for research and development obligation	665,700	—	665,700
Depreciation	870	—	101,141
Reduction of escrow receivable from research and development	—	—	272,700
Stock options and warrants granted for services	—	—	4,811,253
Reduction of legal costs	—	—	(130,000)
Write-off of subscriptions receivable	—	—	112,500
Impairment of loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Write-off of accounts receivable	—	—	193,965
Note payable issued for litigation	—	—	385,000
Changes in operating assets and liabilities
Increase in accounts receivable	—	—	(7,529)
Decrease in prepaid expenses	—	11,331	—
Decrease in deferred charges	—	12,077	—
Increase in accounts payable	162,889	293,150	2,455,434
Increase in accrued expenses	23,134	2,516	622,843

Net Cash Used by Operating Activities	(1,695,709)	(600,791)	(8,654,775)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in deposits	—	—	(51,100)
Purchase of equipment	(68,491)	—	(200,675)
Payments received on note receivable	—	—	130,000

Net Cash Used by Investing Activities	(68,491)	—	(121,775)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, preferred stock and warrants for cash	3,033,000	718,504	10,060,845
Contributed equity	—	—	131,374
Proceeds from notes payable	—	—	1,336,613
Payments on notes payable	(300,000)	(195,000)	(801,287)
Proceeds from convertible notes payable	—	—	571,702
Payments on convertible notes payable	—	—	(98,500)

Net Cash Provided by Financing Activities	2,733,000	523,504	11,200,747

NET INCREASE IN CASH	968,800	(77,287)	2,424,197

CASH AT BEGINNING OF PERIOD	1,455,397	424,216	—

CASH AT END OF PERIOD	$2,424,197	$346,929	$2,424,197

See notes to unaudited condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Preferred stock dividend as part of beneficial conversion feature	$1,264,409	$—
Retirement of notes payable with common stock	$—	$175,000
See notes to unaudited condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
Unaudited Interim Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. Certain reclassifications and other corrections for rounding have been made in prior-period financial statements to conform to the current-period presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss applicable to common shareholders, as reported	$(515,483)	$(532,507)	$(3,574,308)	$(2,670,819)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	1,577,000
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	—	—	—	(1,916,768)

Pro forma net loss applicable to common shareholders	$(515,483)	$(532,507)	$(3,574,308)	$(3,010,587)

Basic and diluted loss per share, as reported	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Basic and diluted loss per share, pro forma	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

	2005	2004
Expected dividend yield	N/A	—
Risk free interest rate	N/A	3.8%
Expected volatility	N/A	220%
Expected life	N/A	7 years
Weighted average fair value per share	N/A	$0.10
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
During the six months ended June 30, 2005, the Company issued 2,176,389 shares of restricted common stock, 104,167 of which were issued for services valued at $18,750 and 2,072,222 of which were issued for cash totaling $373,000. In connection with the sales for cash, the Company also issued warrants to purchase 2,072,222 shares of restricted common stock at $0.18 per share, expiring 3 years from the date of issuance.
Preferred Stock and Warrants
During the six months ended June 30, 2005, the Company issued 30,000 shares of Series A Convertible Preferred Stock and warrants to purchase 22,877,478 shares of common stock for a total offering price of $3.0 million. The Company incurred $340,000 of offering costs and issued to the placement agent warrants to purchase 1,220,132 shares of common stock exercisable at $0.1967 per share which are exercisable for a period of three years. The Company valued these warrants at $213,889 ($0.18 per share) using a Black Scholes option pricing model with the following assumptions: risk free rate 2.82%, volatility of 203% and an expected life of three years.
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
Note 4 — Other Significant Events
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
The purchase price of the Assets was negotiated to be €2,350,000 (approximately $2.8 million under current exchange rates), payable as follows: €500,000 at closing, €500,000 (approximately $665,700 on the date of transaction, $604,900 using the June 30, 2005 exchange rates) upon conclusion of certain pending transfers of patent and patent application rights from SaveT’s inventors to the Company, and the remaining €1,350,000 (approximately $1.74 million at current exchange rates) upon successful commercialization of the Assets. The Company’s source of funds for the acquisition was a $3 million investment in the Company’s Series A Preferred Stock by an unrelated third party, as described in Note 3.
SaveT inventors have yet to assign the patent and application rights to the Company, management has deemed the assignment of the rights to be reasonably likely because the inventors are contractually bound to execute and deliver the assignments; therefore, the Company has recorded the second €500,000 payment as a current liability in these financial statements. At present it is undeterminable whether the intellectual property will ever be commercialized; therefore, the final €1,350,000 under this acquisition has not been accrued as a liability as of June 30, 2005. The Company determined the intellectual property purchased should be expensed as research and development costs
Formation of MDI Oncology, Inc.
On March 22, 2005, the Company formed MDI Oncology, Inc., a Delaware Corporation, as a wholly-owned subsidiary for the purpose of acquiring and operating the assets and associated business ventures associated with the SaveCream purchase.
Settlement of Debt
On April 1, 2005, the Company negotiated a settlement regarding notes payable totaling $280,717 and accrued interest of $215,636, by payment of $300,000 in cash. The Company recognized a gain on settlement of debt totaling $196,353.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources, and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes thereto at pages 3 through 11 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “2004 10-KSB”).
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
To date, we have not generated significant revenues from operations or realized a profit. Through June 30, 2005, we had incurred a cumulative net loss since inception of $22,928,241.
Recent Events
SaveCream Asset Purchase. We are in the process of developing a commercialization plan for SaveCream and of integrating the SaveCream assets into MDI. Specifically, we are working to complete the transfer of patents and patent applications to MDI’s subsidiary designated for developing SaveCream. As we previously reported, at the time we purchased SaveCream and the other intellectual property assets from Savetherapeutics A.G. (SaveT), SaveT had not yet obtained and filed with the appropriate patent offices assignments of the various inventors’ rights to the underlying inventions. Each of those inventors has agreed and is contractually bound to assign such rights. We are currently in the process of securing the applicable assignments. However, we may need to initiate litigation against the inventors to secure such assignments.
Cystic Fibrosis IND. We are continuing to prosecute our IND for cystic fibrosis with the FDA. We have agreed with the FDA on a large animal model protocol to establish pharmacological safety with relation to cardio and central nervous system toxicity as well as genotoxicity for this IND. We expect to begin that phase of testing in Q3 of this year and to start Phase I clinical trials on cystic fibrosis in Q1 of 2006, subject to FDA approval.
Results of Operations
Revenues and Gross Profit — We did not book any revenue for the three or six-month periods ended June 30, 2005 or June 30, 2004. As we continue to pursue pre-clinical and clinical testing of our pharmaceuticals, we may not book significant revenues in the near future.
Operating Expenses and Operating Loss — We incurred $118,520 in research and development expenses for the quarter ended June 30, 2005. We incurred $132,335 in research and development expenses for the same period of 2004. Our general and administrative expenses were $636,325 during the quarter ended June 30, 2005, as compared to $369,270 during the quarter ended June 30, 2004. As a result of the foregoing, we sustained an operating loss of $754,845 for the quarter ended June 30, 2005, as compared with an operating loss of $501,605 for the same period of 2004.
For the six months ended June 30, 2005 we incurred $1,670,506 in research and development expenses, $1,345,000 of which related to our acquiring the patents and patent rights relating to SaveCream. We incurred $170,978 in research and development expenses for the same period of 2004. Our general and administrative expenses were

$888,321 during the first six months of 2005, as compared to $2,416,963 during the six-month period ended June 30, 2004, resulting in operating losses of $2,558,827 through June 30, 2005 and $2,587,941 for the same period of 2004.
Other Income/Expense and Net Loss — We booked $9,346 in interest income and incurred interest expenses of $7,237 for the quarter ended June 30, 2005, as compared with interest income of $1,426 and $33,048 in interest expenses for the same period of 2004. The decrease in interest expense is a result of our successful efforts to convert high-interest debt to equity. We also recorded $196,353 as Gain on Forgiveness of Debt during the quarter ended June 30, 2005, which resulted from a negotiated settlement of certain notes payable. In sum, our net loss applicable to common shareholders for the second quarter of 2005 was $515,483 or a loss of less than $0.01 per fully diluted share. For the quarter ended June 30, 2004 we incurred a net loss applicable to common shareholders of $532,507, making a loss of $0.01 per fully diluted share.
For the six months ended June 30, 2005, we booked $14,910 in interest income and incurred interest expense of $23,135, as compared with $3,126 of interest income and $86,724 of interest expense for the comparable period of 2004. In addition, we recognized a preferred stock dividend of $1,264,409 during the first six months as a result of the beneficial conversion feature of the preferred shares issued during the period. There was no such dividend recognized during the first half of 2004. Our net loss applicable to common shareholders for the first half of 2005 was $3,574,308 or $0.03 per fully diluted share. Our net loss for the first half of 2004 was $2,670,819 or $0.03 per fully diluted share.
Future Expectations — We may operate at a loss for several more years while we continue to research, gain regulatory approval of, and commercialize our technologies. We will spend more in the remainder of the 2005 fiscal year in research and development expenses than we did over the prior year as we continue to implement our commercialization strategy. Similarly, we expect our general and administrative expenses to continue to increase for the remainder of 2005 as we continue to expand the scope of our operations. As a result, we expect to sustain a greater net loss in 2005 than we have in recent years.
Liquidity and Capital Resources
As of June 30, 2005, we had $2,424,197 in cash and had a working capital deficit of $1,212,906. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes. We continue to require significant supplementary funding to continue to develop, research, and seek regulatory approval of our technologies. We do not currently generate any cash from operations and have no credit facilities in place or available. Currently, we are funding operations through private issuances of equity.
During the six months ended June 30, 2005, we issued 30,000 shares of our Series A Preferred Stock to an unrelated third-party in exchange for $3 million in cash, less offering costs of $250,000. We intend to use this cash for additional research and development, including making the second installment on our purchase of the SaveCream assets.
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
ITEM 3. CONTROLS AND PROCEDURES
(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.
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

Number	Exhibit
2.1	Sale and Purchase Agreement between Attorney Hinnerk-Joachim Müller as liquidator of Savetherapeutics AG i.L. and Medical Discoveries, Inc. regarding the purchase of the essential assets of Savetherapeutics AG i.L. (Exhibits referenced therein will be provided upon request.)

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

4.1	Registration Rights Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.2	Registration Rights Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.1	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

21	Subsidiaries.*

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

/S/ JUDY M. ROBINETT
Judy M. Robinett
President and Chief Executive Officer
Date: August 12, 2005

INDEX TO EXHIBITS

Number	Exhibit
2.1	Sale and Purchase Agreement between Attorney Hinnerk-Joachim Müller as liquidator of Savetherapeutics AG i.L. and Medical Discoveries, Inc. regarding the purchase of the essential assets of Savetherapeutics AG i.L. (Exhibits referenced therein will be provided upon request.)

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

4.1	Registration Rights Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.2	Registration Rights Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.1	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

21	Subsidiaries.*

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.