Form 10QSB
period 2005-09-30
MEDICAL DISCOVERIES INC
filed 2005-11-14
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2005, there were 107,679,724 shares of the issuer’s Common Stock and 42,000 shares of the issuer’s Series A Preferred Stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following financial statements are filed with this report:
Condensed Consolidated Balance Sheets as of September 30, 2005, (unaudited) and December 31, 2004 (audited)
Condensed Consolidated Statements of Operations for the nine-month periods ended September 30, 2005 (unaudited), September 30, 2004 (unaudited), three-month periods ended September 30, 2005 (unaudited), September 30, 2004 (unaudited) and from inception of the development stage on November 20, 1991 through September 30, 2005 (unaudited)
Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2005 (unaudited), September 30, 2004 (unaudited), and from inception of the development stage on November 20, 1991 through September 30, 2005 (unaudited)
Notes to Unaudited Condensed Consolidated Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS

Cash	$1,256,939	$1,455,397
Deposits	—	51,100

Total Current Assets	1,256,939	1,506,497

Note receivable	301,450	—
Property and Equipment, Net	73,432	—

TOTAL ASSETS	$1,631,821	$1,506,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$2,658,393	$2,448,454
Accrued interest payable	230,298	415,262
Notes payable	56,000	336,717
Convertible notes payable	193,200	193,200
Research and development obligation	602,900	—

Total Current Liabilities	3,740,791	3,393,633

TOTAL LIABILITIES	3,740,791	3,393,633

STOCKHOLDERS’ DEFICIT

Preferred Stock — Series A, convertible; no par value; 42,000 shares authorized; 42,000 and 12,000 shares issued and outstanding, respectively; (aggregate liquidation preference of $4,200,000 and $1,200,000, respectively)	1,570,109	523,334
Preferred stock — undesignated, 49,958,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 250,000,000 shares authorized; 107,679,724 and 105,653,335 shares issued and outstanding, respectively	15,283,407	14,918,657
Additional paid-in capital	6,302,017	3,424,383
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(23,864,926)	(19,353,933)

Total Stockholders’ Deficit	(2,108,970)	(1,887,136)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,631,821	$1,506,497

See notes to unaudited condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					of the
					Development Stage
	For the Three		For the Nine		on November 20, 1991
	Months Ended		Months Ended		Through
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
REVENUES	$—	$—	$—	$—	$157,044

COST OF GOODS SOLD	—	—	—	—	14,564

GROSS PROFIT	—	—	—	—	142,480

OPERATING EXPENSES

General and administrative	557,713	250,819	1,446,034	2,667,782	16,623,004
Research and development	364,335	191,506	2,034,841	362,484	5,583,579
Inventory write-down	—	—	—	—	96,859
Impairment loss	—	—	—	—	9,709
License fees	—	—	—	—	1,001,500

Total Expenses	922,048	442,325	3,480,875	3,030,266	23,314,651

LOSS FROM OPERATIONS	(922,048)	(442,325)	(3,480,875)	(3,030,266)	(23,172,171)

OTHER INCOME (EXPENSES)

Interest income	2,674	854	17,584	3,980	47,155
Interest expense	(7,591)	(27,497)	(30,726)	(114,221)	(1,148,163)
Foreign currency transaction gain (loss)	(9,720)	—	51,080	—	51,080
Gain on forgiveness of debt	—	—	196,353	—	1,431,889
Other income	—	39	—	759	881,892

Total Other Income (Expenses)	(14,637)	(26,604)	234,291	(109,482)	1,263,853

NET LOSS	(936,685)	(468,929)	(3,246,584)	(3,139,748)	(21,908,318)

Preferred stock dividend from beneficial conversion feature	—	—	(1,264,409)	—	(1,956,608)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(936,685)	$(468,929)	$(4,510,993)	$(3,139,748)	$(23,864,926)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$—	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	107,760,835	96,482,603	107,282,554	89,667,882

See notes to unaudited condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
	For the Nine		of the
	Months Ended		Development Stage
	September 30,		on November 20, 1991
	2005	2004	Through Sep. 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,246,584)	$(3,139,748)	$(21,908,318)
Adjustments to reconcile net loss to net cash used by operating activities:
Foreign currency transaction gain	(51,080)	—	(51,080)
Gain on debt restructuring	(196,353)	—	(1,431,889)
Common stock issued for services, expenses, and litigation	18,750	66,500	4,286,467
Commitment for research and development obligation	665,700	—	665,700
Depreciation	4,613	—	104,884
Reduction of escrow receivable from research and development	—	—	272,700
Stock options and warrants granted for services	—	1,675,000	4,811,253
Reduction of legal costs	—	—	(130,000)
Write-off of subscriptions receivable	—	—	112,500
Impairment of loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Write-off of receivable	51,100	—	245,065
Note payable issued for litigation	—	—	385,000
Changes in operating assets and liabilities
Increase in accounts receivable	—	—	(7,529)
Decrease in prepaid expenses	—	11,331	—
Decrease in deferred charges	—	12,077	—
Increase in accounts payable	209,939	264,288	2,502,484
Increase in accrued expenses	30,672	37,905	630,381

Net Cash Used by Operating Activities	(2,513,243)	(1,072,647)	(9,472,309)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in deposits	—	—	(51,100)
Purchase of equipment	(78,045)	—	(210,229)
Issuance of note receivable	(313,170)		(313,170)
Payments received on note receivable	—	—	130,000

Net Cash Used by Investing Activities	(391,215)	—	(444,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, preferred stock and warrants for cash	3,006,000	1,352,886	10,033,845
Contributed equity	—	—	131,374
Proceeds from notes payable	—	—	1,336,613
Payments on notes payable	(300,000)	(270,000)	(801,287)
Proceeds from convertible notes payable	—	—	571,702
Payments on convertible notes payable	—	—	(98,500)

Net Cash Provided by Financing Activities	2,706,000	1,082,886	11,173,747

NET INCREASE (DECREASE) IN CASH	(198,458)	10,239	1,256,939

CASH AT BEGINNING OF PERIOD	1,455,397	424,216	—

CASH AT END OF PERIOD	$1,256,939	$434,455	$1,256,939

See notes to unaudited condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine
	Months Ended
	September 30,
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
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

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2005	2004	2005	2004
Net loss applicable to common shareholders, as reported	$(936,685)	$(468,929)	$(4,510,993)	$(3,139,748)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	1,577,000
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	—	—	—	(1,916,768)

Pro forma net loss applicable to common shareholders	$(936,685)	$(468,929)	$(4,510,993)	$(3,479,516)

Basic and diluted loss per share, as reported	$(0.01)	$—	$(0.04)	$(0.03)

Assumptions used to calculate the fair value of stock options granted as if the Company had adopted FAS 123 were as follows:

	2005	2004
Expected dividend yield	N/A		—
Risk free interest rate	N/A		3.8%
Expected volatility	N/A		220%
Expected life	N/A	7	years
Weighted average fair value per share	N/A		$0.10
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
During the nine months ended September 30, 2005, the Company issued 2,026,389 shares of restricted common stock, 104,167 of which were issued for services valued at $18,750 and 192,222 of which were issued for cash totaling $346,000. In connection with the sales for cash, the Company also issued warrants to purchase 192,222 shares of restricted common stock at $0.18 per share, expiring 3 years from the date of issuance.
Preferred Stock and Warrants
During the nine months ended September 30, 2005, the Company issued 30,000 shares of Series A Convertible Preferred Stock and warrants to purchase 22,877,478 shares of common stock for a total offering price of $3.0 million. The Company incurred $340,000 of offering costs and issued to the placement agent warrants to purchase 1,220,132 shares of common stock exercisable at $0.1967 per share which are exercisable for a period of three years. The Company valued these warrants at $213,889 ($0.18 per share) using a Black Scholes option pricing model with the following assumptions: risk-free interest rate 2.82%, volatility of 203% and an expected life of three years.
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
The purchase price of the Assets was negotiated to be €2,350,000 (approximately $2.8 million under current exchange rates), payable as follows: €500,000 at closing, €500,000 (approximately $665,700 on the date of transaction, $602,900 using the September 30, 2005 exchange rates) upon conclusion of certain pending transfers of patent and patent application rights from SaveT’s inventors to the Company, and the remaining €1,350,000 (approximately $1.62 million at current exchange rates) upon successful commercialization of the Assets. The Company’s source of funds for the acquisition was a $3 million investment in the Company’s Series A Preferred Stock by an unrelated third party, as described in Note 3.
SaveT inventors have yet to assign the patent and application rights to the Company, management has deemed the assignment of the rights to be reasonably likely because the inventors are contractually bound to execute and deliver the assignments; therefore, the Company has recorded the second €500,000 payment as a current liability in these financial statements. At present it is undeterminable whether the intellectual property will ever be commercialized; therefore, the final €1,350,000 under this acquisition has not been accrued as a liability as of September 30, 2005. The Company determined the intellectual property purchased should be expensed as research and development costs
Formation of MDI Oncology, Inc.
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

Transactions with Shareholder
On July 15, 2005, the Company entered into an agreement to grant a shareholder a non-interest bearing loan in the amount of €500,000 (approximately $603,000 under current exchange rates) in exchange for the transfer of certain patents in relation to Savetherapeutics AG, and the performance of certain research activities. The loan is payable as follows, €100,000 upon closing, €150,000 after signature of consent to the transfer of patents, and €250,000 after performance and acceptance of certain research activities. As of September 30, 2005, the amount of the loan was €250,000 (approximately $301,000 under current exchange rates). Settlement of the loan shall take place by offsetting against profit claims, which accrue to the shareholder from his stake in the Company.
Subsequent to the transfer of the industrial property rights and applications, the Company shall grant to the aforementioned shareholder a 6% stake in MDI Oncology, Inc and to assign to him 6% of the shares. The Company deemed these shares to have no value because it is a start-up company, and its success is contingent on several different factors. The Company also entered into an employment contract with the shareholder for a period of 24 months. The shareholder will receive a fee of €120,000 per annum (approximately $145,000 using current exchange rates.)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The purpose of this section is to discuss and analyze our condensed consolidated financial condition, liquidity and capital resources, and results of operations. This analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto at pages 3 through 11 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “2004 10-KSB”).
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
Overview
We are a developmental-stage bio-pharmaceutical company engaged in the research, validation, development and ultimate commercialization of two drugs: MDI-P and SaveCream. MDI-P is an anti-infective drug that we believe will be a safe and effective treatment for bacterial infections, viral infections and fungal infections. We further believe that MDI-P will be a safe and effective treatment for cystic fibrosis. SaveCream is a breast cancer medication that is applied topically to reduce breast cancer tumors. Both of these drugs are still in development and have not been approved by the U. S. Food and Drug Administration (FDA).
Our initial target indications for MDI-P are cystic fibrosis and HIV. We have filed an Investigational New Drug application (IND) with the FDA seeking permission to begin Phase I human clinical trials of MDI-P as a treatment for cystic fibrosis. The FDA has responded to our IND and we are hopeful that we can satisfactorily answer the FDA’s questions and satisfy the FDA’s follow-up requests for further animal testing, resulting in the FDA approving the application. If the FDA approves that IND, we will begin human trials at St. Luke’s Regional Medical Center in Boise, Idaho using a protocol designed by Dr. Henry Thompson. If our Phase I IND for cystic fibrosis is successful, we intend to file an IND for Phase I testing of MDI-P as a treatment for HIV at Harvard School of Medicine using a protocol designed by Dr. Bruce Dezube. We also expect to add additional indications for the use of MDI-P in the future as we further our preclinical development.
We recently purchased SaveCream from a German biotechnology company. In a European Union study of SaveCream used by over 100 women diagnosed with Stage 4 breast cancer, a significant number of those women experienced a significant tumor reduction. This preliminary study showed an average reduction in tumor size of fifty percent in two weeks. If these preliminary results are realized in further clinical testing, this compound may be a useful neoadjuvant therapy for reducing tumor size, increasing the potential for breast-saving surgery in place of mastectomy. We are in the process of developing a global commercialization strategy for SaveCream.

Recent Events
SaveCream Asset Transfer. We are in the process of developing a commercialization plan for SaveCream and of integrating the SaveCream assets into MDI. Specifically, we are working to complete the transfer of patents and patent applications to MDI’s subsidiary designated for developing SaveCream. As we previously reported, at the time we purchased SaveCream and the other intellectual property assets from Savetherapeutics A.G. (SaveT), SaveT had not yet obtained and filed with the appropriate patent offices assignments from SaveCream’s two inventors of the rights to the underlying inventions. Each of those inventors has at least twice agreed with SaveT to assign such rights and is contractually bound to do so. The fact that SaveT never followed through and filed the assignment appears to be a mere oversight. One of the inventors, Alfred Schmidt, has refused to cooperate to correct that oversight. We may need to initiate litigation against Mr. Schmidt to extinguish his rights as a co-inventor. We have entered into an agreement with the other inventor, Heinrich Wieland, pursuant to which he has provided us with the applicable assignments, which we are in the process of filing with the appropriate patent offices. Should we be unsuccessful in terminating Mr. Schmidt’s rights, he will remain a co-owner with us of the patent rights. As a co-owner we would have the right to commercialize the inventions, but that right would not be exclusive. Without exclusive rights to the inventions underlying SaveCream, their value to us is much lower than it otherwise would be.
Cystic Fibrosis IND. We are continuing to prosecute our IND for cystic fibrosis with the FDA. At the FDA’s request, we have conducted a large animal model study intended to establish pharmacological safety with relation to cardio and central nervous system toxicity as well as genotoxicity for this IND. Should the FDA find the results of that study sufficient, we could start Phase I clinical trials on cystic fibrosis in Q1 of 2006, subject to FDA approval.
Results of Operations
Revenues and Gross Profit — We did not book any revenue for the three or nine-month periods ended September 30, 2005. As we continue to pursue preclinical and clinical testing of our pharmaceuticals, we may not book significant revenues in the near future.
Operating Expenses and Operating Loss — We incurred $364,335 in research and development expenses for the quarter ended September 30, 2005. We incurred $191,506 in research and development expenses for the same period of 2004. Our general and administrative expenses were $557,713 during the quarter ended September 30, 2005, as compared to $250,819 during the quarter ended September 30, 2004. As a result of the foregoing, we sustained an operating loss of $922,048 for the quarter ended September 30, 2005, as compared with an operating loss of $442,325 for the same period of 2004.
For the nine months ended September 30, 2005 we incurred $2,034,841 in research and development expenses, $1,345,000 of which related to our acquiring the patents and patent rights relating to SaveCream. We incurred $362,484 in research and development expenses for the same period of 2004. Our general and administrative expenses were $1,446,034 during the first nine months of 2005, as compared to $2,667,782 during the nine-month period ended September 30, 2004, resulting in operating losses of $3,480,875 through September 30, 2005 and $3,030,266 for the same period of 2004.
Other Income/Expense and Net Loss — We booked $2,674 in interest income and incurred interest expenses of $7,591 for the quarter ended September 30, 2005, as compared with interest income of $854 and $27,497 in interest expenses for the same period of 2004. During the quarter ended September 30, 2005, we also booked a foreign currency loss of $9,720. We had no foreign currency risk in 2004. In sum, our net loss applicable to common shareholders for the third quarter of 2005 was $936,685 or a loss of less than $0.01 per fully diluted share. For the quarter ended September 30, 2004 we incurred a net loss applicable to common shareholders of $468,929, making a loss of less than $0.01 per fully diluted share.
For the nine months ended September 30, 2005, we booked $17,584 in interest income and incurred interest expense of $30,726, as compared with $3,980 of interest income and $114,221 of interest expense for the comparable period of 2004. In addition, we recognized a preferred stock dividend of $1,264,409 during the first nine months as a result of the beneficial conversion feature of the preferred shares issued during the period. There was no such dividend recognized during the first nine months of 2004. During the nine months ended September 30, 2005, we also booked a foreign currency gain of $51, 080. We had no foreign currency risk in 2004. Our net loss applicable to common shareholders for the first nine months of 2005 was $4,510,993 or $0.04 per fully diluted share. Our net loss for the first nine months of 2004 was $3,139,748 or $0.03 per fully diluted share.

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
Liquidity and Capital Resources
As of September 30, 2005, we had $1,256,939 in cash and had a working capital deficit of $2,483,852. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes. We continue to require significant supplementary funding to continue to develop, research, and seek regulatory approval of our technologies. We do not currently generate any cash from operations and have no credit facilities in place or available. Currently, we are funding operations through private issuances of equity.
We have entered into fixed price contracts for all of the research services we expect will be required in connection with our cystic fibrosis IND to meet the FDA’s request for additional preclinical information and for Phase I testing. We have budgeted for these costs and believe we have sufficient funds to initiate this testing, however we may need to raise additional capital to complete all of the necessary testing. Much of the preclinical testing requested by the FDA has been completed with positive results. Our contracts for the additional outstanding testing require completion of this work by December 31, 2005. In the interim, we are preparing a submission of the existing data to the FDA in hopes of being permitted to proceed with Phase I testing pending the outcome of the remaining preclinical work. We anticipate that we may be able to start Phase I clinical trials on cystic fibrosis as early as Q1 of 2006.
If our Phase I IND for cystic fibrosis is successful, we intend to file an IND for Phase I testing of MDI-P as a treatment for HIV at Harvard School of Medicine using a protocol designed by Dr. Bruce Dezube. We believe we have insufficient capital to file our IND for HIV. In addition, once an IND application for HIV is submitted, and assuming it is approved, we will need additional capital to initiate Phase I clinical trials.
While our ability to obtain financing may improve in the event an IND application is approved and we enter the clinic, we cannot give assurances that we will have access to the significant capital required to take a drug through regulatory approvals and to market. We may seek a partner in the global pharmaceutical industry to help us co-develop, license, or even purchase some or all of our technologies.
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
ITEM 3. CONTROLS AND PROCEDURES
(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.
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

Number	Exhibit
2.1	Sale and Purchase Agreement between Attorney Hinnerk-Joachim Müller as liquidator of Savetherapeutics AG i.L. and Medical Discoveries, Inc. regarding the purchase of the essential assets of Savetherapeutics AG i.L. (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

4.1	Registration Rights Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.2	Registration Rights Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.3	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.1 to Registration Statement No. 333-121635 filed on Form SB-2 on December 23, 2004, and incorporated herein by reference).

4.4	Amendment to Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.2 to Registration Statement No. 333-121635 filed on Form SB-2 on December 23, 2004, and incorporated herein by reference).

10.1	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.2	Subscription Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC, and Medical Discoveries, Inc. (filed as Exhibit 10.2 to Amendment No. 2 to Registration Statement No. 333-121635 filed on form SB-2 on June 2, 2005, and incorporated herein by reference).

10.3	Subscription Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC, and Medical Discoveries, Inc. (filed as Exhibit 10.3 to Amendment No. 2 to Registration Statement No.

Number	Exhibit
333-121635 filed on form SB-2 on June 2, 2005, and incorporated herein by reference).

10.4	Employment Agreement dated March 1, 2005 between Medical Discoveries, Inc. and Judy M. Robinett. (filed as Exhibit 10.4 to Amendment No. 3 to Registration Statement No. 333-121635 filed on Form SB-2 on October 13, 2005, and incorporated herein by reference).

21	Subsidiaries.*

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

/S/ JUDY M. ROBINETT

Judy M. Robinett
President and Chief Executive Officer
Date: November 14, 2005

INDEX TO EXHIBITS

Number	Exhibit
2.1	Sale and Purchase Agreement between Attorney Hinnerk-Joachim Müller as liquidator of Savetherapeutics AG i.L. and Medical Discoveries, Inc. regarding the purchase of the essential assets of Savetherapeutics AG i.L. (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

4.1	Registration Rights Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.2	Registration Rights Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.3	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.1 to Registration Statement No. 333-121635 filed on Form SB-2 on December 23, 2004, and incorporated herein by reference).

4.4	Amendment to Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.2 to Registration Statement No. 333-121635 filed on Form SB-2 on December 23, 2004, and incorporated herein by reference).

10.1	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.2	Subscription Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC, and Medical Discoveries, Inc. (filed as Exhibit 10.2 to Amendment No. 2 to Registration Statement No. 333-121635 filed on form SB-2 on June 2, 2005, and incorporated herein by reference).

10.3	Subscription Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC, and Medical Discoveries, Inc. (filed as Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-121635 filed on form SB-2 on June 2, 2005, and incorporated herein by reference).

10.4	Employment Agreement dated March 1, 2005 between Medical Discoveries, Inc. and Judy M. Robinett. (filed as Exhibit 10.4 to Amendment No. 3 to Registration Statement No. 333-121635 filed on Form SB-2 on October 13, 2005, and incorporated herein by reference).

21	Subsidiaries.*

Number	Exhibit
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.