Form 10QSB/A
period 2005-03-31
MEDICAL DISCOVERIES INC
filed 2006-03-28
CIK 748790

UNITED STATES
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

Explanatory Note
The purpose of this amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Medical Discoveries, Inc, for the three months ended March 31, 2005 is to restate our interim consolidated financial statements for the period ended March 31, 2005 and related disclosures as of and for the period ended March 31, 2005. Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to reflect the effects of the restatements. The Form 10-QSB/A generally does not reflect events occurring after the filing of the events. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on May 16, 2005. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended as a result of the restatement.
Part I — Item 1. Financial Statements
Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations
Part II — Item 6. Exhibits
The Purpose of the restatement is to give effect to EITF 00-19, “Accounting for Derivative Financial Investments Indexed to and potentially settled in a Company’s Own Stock”, pursuant to which we have reclassified as liabilities our outstanding warrants.
For convenience and ease of reference, we are filing our quarterly report in its entirely with the applicable change.

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

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2005	2004
	(Restated)
ASSETS
CURRENT ASSETS

Cash	$3,158,525	$1,455,397
Deposits	51,100	51,100

Total Current Assets	3,209,625	1,506,497

TOTAL ASSETS	$3,209,625	$1,506,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$2,363,550	$2,448,454
Accrued interest payable	431,160	415,262
Notes payable	336,717	336,717
Convertible notes payable	193,200	193,200
Research and development obligation	645,800	—
Financial instrument	5,249,284	—

Total Current Liabilities	9,219,711	3,393,633

TOTAL LIABILITIES	9,219,711	3,393,633

STOCKHOLDERS’ DEFICIT

Preferred stock, Series A, convertible; no par value; 50,000 shares authorized; 42,000 and 12,000 shares issued and outstanding, respectively; (aggregate liquidation preference of $4,200,000 and $1,200,000, respectively)	523,334	523,334
Common stock, no par value; 250,000 shares authorized; 107,101,947 and 105,653,335 shares issued and outstanding, respectively	15,168,098	14,918,657
Additional paid-in capital	988,670	3,424,383
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(21,290,611)	(19,353,933)

Total Stockholders’ Deficit	(6,010,086)	(1,887,136)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,209,625	$1,506,497

See notes to condensed consolidated financial statements.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			From Inception
			of the
			Development Stage
	For the Three		on November 20, 1991
	Months Ended		Through
	March 31,		March 31,
	2005	2004	2005
	(Restated)		(Restated)
REVENUES	$—	$—	$157,044

COST OF GOODS SOLD	—	—	14,564

GROSS PROFIT	—	—	142,480

OPERATING EXPENSES

General and administrative	251,996	2,047,693	15,428,966
Research and development	1,551,986	38,643	5,100,724
Inventory write-down	—	—	96,859
Impairment loss	—	—	9,709
License fees	—	—	1,001,500

Total Expenses	1,803,982	2,086,336	21,637,758

LOSS FROM OPERATIONS	(1,803,982)	(2,086,336)	(21,495,278)

OTHER INCOME (EXPENSES)

Unrealized loss on financial instrument	(142,262)	—	(142,262)
Interest income	5,564	1,700	35,135
Interest expense	(15,898)	(53,676)	(1,133,335)
Foreign currency transaction gain	19,900	—	19,900
Gain on forgiveness of debt	—	—	1,235,536
Other income	—	—	881,892

Total Other Expenses	(132,696)	(51,976)	896,866

NET LOSS	(1,936,678)	(2,138,312)	(20,598,412)

Preferred stock dividend from beneficial conversion feature	—	—	(692,199)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,936,678)	$(2,138,312)	$(21,290,611)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	106,506,793	84,830,304

See notes to condensed consolidated financial statements.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			of the
	For the Three		Development Stage
	Months Ended		on November 20, 1991
	March 31,		Through March 31,
	2005	2004	2005
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,936,678)	$(2,138,312)	$(20,598,412)
Adjustments to reconcile net loss to net cash used by operating activities:
Foreign currency transaction gain	(19,900)	—	(19,900)
Common stock issued for services, expenses, and litigation	18,750	1,727,466	4,286,467
Acquired research and development costs	665,700	—	665,700
Unrealized loss on financial instrument	142,262	—	142,262
Depreciation	—	—	100,271
Reduction of escrow receivable from research and development	—	—	272,700
Stock options and warrants granted for services	—	—	4,811,253
Reduction of legal costs		—	(130,000)
Write-off of subscriptions receivable	—	—	112,500
Impairment loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Gain on debt restructuring	—	—	(1,235,536)
Write-off of accounts receivable	—	—	193,965
Note payable issued for litigation	—	—	385,000
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	(7,529)
Decrease in prepaid expenses	—	11,331	—
Decrease in deferred charges	—	12,077	—
Increase (decrease) in accounts payable	(84,904)	133,292	2,207,641
Increase (decrease) in accrued expenses	15,898	(3,264)	615,607

Net Cash Used by Operating Activities	(1,198,872)	(257,410)	(8,157,938)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in deposits	—	—	(51,100)
Purchase of equipment	—	—	(132,184)
Payments received on note receivable	—	—	130,000

Net Cash Used by Investing Activities	—	—	(53,284)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock, preferred stock and warrants for cash	2,902,000	441,504	9,929,845
Contributed equity	—	—	131,374
Proceeds from notes payable	—	—	1,336,613
Payments on notes payable	—	—	(501,287)
Proceeds from convertible notes payable	—	—	571,702
Payments on convertible notes payable	—	—	(98,500)

Net Cash Provided by Financing Activities	2,902,000	441,504	11,369,747

NET INCREASE IN CASH	1,703,128	184,094	3,158,525

CASH AT BEGINNING OF PERIOD	1,455,397	424,216	—

CASH AT END OF PERIOD	$3,158,525	$608,310	$3,158,525

See notes to condensed consolidated financial statements.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2005	2004
	(Restated)
SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Initial valuation of financial instrument	$6,279,829	$—
Retirement of notes payable with common stock	$—	$175,000
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

Loss Per Common Share

Loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of shares outstanding. Potential common shares from convertible preferred stock, convertible notes payable, warrants and stock options have not been included as they are anti-dilutive.

Stock Based Compensation

The Company accounts for its stock options under Accounting Principles Board (APB) Option No. 25 using the intrinsic value method. The Company has elected not to adopt the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). In accordance with Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, pro-forma net income, stock-based compensation expense, and earnings per share using the fair value method are stated as follows:

	Three months Ended March 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(1,936,678)	$(2,138,812)
Add: stock-based employee compensation expense included in reported net loss	—	1,577,000
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	—	(1,916,768)

Pro forma net loss applicable to common shareholders	$(1,936,678)	$(2,478,080)

Basic and diluted loss per share, as reported	$(0.02)	$(0.03)

Basic and diluted loss per share, pro forma	$(0.02)	$(0.03)

Assumptions used to calculate the income statement impact of stock options granted as it the Company had adopted FAS 123 were as follows:

	2005	2004
Expected dividend yield	n/a	—
Risk free interest rate	n/a	3.8%
Expected volatility	n/a	220%
Expected Life	n/a	7 years
Weighted average fair value per share	n/a	$0.10

Note 2 — Restatement of Financial Statements

     The Company’s previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2005 have been restated to record the accounting of warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005 (See Note 4). These warrants, and all other warrants previously issued by the Company, were measured at their fair value and are reflected as a liability on the financial statements. The excess of the fair value of the warrants over the net proceeds received is recognized as an unrealized loss on financial instrument. The reclassification of previously issued warrants to a liability was recognized as a decrease to equity. The Company also remeasured the fair value of the warrants as of March 31, 2005 with the difference being recorded on the income statement as a change in financial instrument. As a result of this restatement, the Company recorded $5,249,284 of additional current liability related to the fair value of the warrants with a reduction of $5,107,022 in equity along with an additional expense of $142,262 recorded as an unrealized loss on financial instrument as of and for the three months ended March 31, 2005.

     The following table summarizes the effect of the restatement and reclassification adjustments on the financial statements as of and for the three months ended March 31, 2005:

	As Previously	Effect of
	Stated	Restatement	As Restated
For the Three Months Ended March 31, 2005
Operating expenses	$1,803,982	$—	$1,803,982
Unrealized loss on financial instrument	—	(142,262)	(142,262)
Net loss	(1,794,416)	(142,262)	(1,936,678)
Net loss applicable to common shareholders	(3,058,824)	1,122,146	(1,936,678)
Preferred stock dividend from beneficial conversion feature	(1,264,408)	1,264,408	—
Basic and diluted loss per common share	(0.03)	0.01	(0.02)

	As Previously	Effect of
	Stated	Restatement	As Restated
From Inception of the Development Stage on November 20, 1991 through March 31, 2005
Revenues	$157,044	$—	$157,044
Cost of goods sold	14,564	—	14,564
Operating expenses	21,637,758	—	21,637,758
Unrealized loss on financial instrument	—	(142,262)	(142,262)
Net loss	(20,456,150)	(142,262)	(20,598,412)
Preferred stock dividend from beneficial conversion feature	(1,956,608)	1,264,409	(692,199)
Net loss applicable to common shareholders	(22,412,758)	1,122,147	(21,290,611)

	March 31, 2005
	As Previously	Effect of
	Stated	Restatement	As Restated
Total current liabilities	3,970,427	5,249,284	9,219,711
Total liabilities	3,970,427	5,249,284	9,219,711
Preferred stock	1,570,109	(1,046,775)	523,334
Common stock	15,179,407	(11,309)	15,168,098
Additional paid-in capital	6,302,017	(5,313,347)	988,670
Deficit accumulated during the development stage	(22,412,758)	1,122,147	(21,290,611)
Total stockholders’ deficit	(760,802)	(5,249,284)	(6,010,086)

Note 3 — Going Concern Considerations

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

Note 4 — Issuance of Common Stock, Preferred Stock, Warrants and Financial Instrument

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

Each share of Preferred Stock entitles the holder to convert the share of Preferred Stock into the number of shares of common stock resulting from multiplying $100 by the conversion price. The conversion price is 75% of the average of the three lowest intra-day trading prices for the Company’s common stock during the 10 trading days immediately preceding the conversion date. The conversion price may not exceed $0.1967. The warrants are subject to equitable adjustment in connection with a stock split, stock dividend or similar transaction. The warrants entitle the holder to purchase up to 22,877,478 shares of common stock of the Company at $0.1967 per share. The warrants expire three years after the date of issuance.

The Series A Convertible Preferred Stock has no voting rights. In the event of liquidation, the holders are entitled to a liquidating distribution of $100 per share. The Company also entered into a Registration Rights Agreement with the investors requiring the Company to use its “best efforts” to timely file a registration statement with the Securities and Exchange Commission registering the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the warrants. There are no significant liquidation damages in the event the Company is unable to file its registration statement.

The conversion feature of the Series A Convertible Preferred Stock has more of the attributes of an equity instrument than a liability instrument, and thus is not considered a derivative. However, the Company is unable to guarantee that there will be enough shares of stock to settle other “freestanding instruments.” Accordingly, the warrants attached to the convertible preferred stock were measured at their fair value and classified as liability in the financial statements. The fair value of the warrants was $3,844,116 on the date of issuance computed using the Black Scholes model with the following assumptions: volatility of 170%, risk-free interest rate of 3.9%, and an expected life of three years. The fair value of the warrants exceeded the proceeds received by $1,184,116, which was recorded as an expense on the statement of operations. Due to the fact that the value of the warrants exceeded the proceeds received, no value was assigned to the preferred stock.

Financial Instrument

As noted above, all warrants and options outstanding on March 11, 2005 (with the exception of stock options issued to employees) were measured at their fair value and reclassified as a liability in the financial statements. There were 16,215,100 warrants issued prior to March 11, 2005 with a fair value of $2,435,713. The value of the warrants was computed using the Black Scholes model with the following assumptions: volatility of 170%, risk-free interest rate of 3.9%, and an expected life of three years. As a result of the reclassification, additional paid-in capital was decreased by the fair value of the liability.

Subsequent to March 11, 2005, 83,333 warrants were issued as part of a common stock offering of 83,333 shares. The warrants had a fair value of $11,309 and are classified as a liability on the financial statements. The value of the warrants was computed using the Black Scholes model with the following assumptions: volatility of 165%, risk-free interest rate of 4.1%, and an expected life of three years. The proceeds received from this issuance exceeded the value of the warrants by $3,691, which was attributed to the common stock.

The Company adjusted to market value the outstanding warrants as of March 31, 2005. The fair value of the financial instrument was $5,249,284. The Company used the Black-Scholes model in calculating fair value with the following assumptions: volatility of 166%, risk free interest rate of 3.9% and an expected life of three years. The changes in fair market value have been recorded as adjustments in the line “Unrealized loss on financial instrument” in the financial statements.

Note 5 – Other Significant Events

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

Note 6 – Subsequent Event

In April, 2005, the Company negotiated a settlement regarding notes payable totaling $336,717 and accrued interest of $269,364, by payment of $300,000 in cash. The Company will recognize a gain on settlement of debt totaling $306,081.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources, and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes thereto at pages 2 through 10 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “2004 10-KSB”).

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

Other Income/Expense and Net Loss - We booked $5,564 in interest income and incurred interest expenses of $15,898 for the quarter ended March 31, 2005, as compared with interest income of $1,700 and $53,676 in interest expenses for the same period of 2004. The decrease in interest expense is a result of our successful efforts to convert high-interest debt to equity. In addition, we realized a gain of $19,900 on the foreign currency adjustment relating to our obligations in the SaveCream asset purchase. We also recorded $142,262 in unrealized loss on financial instrument to record the accounting of warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005. There was no such loss recorded during the first quarter of 2004. In sum, our net loss applicable to common shareholders for the first quarter of 2005 was $1,936,678 or a loss of $0.02 per fully diluted share. For the quarter ended March 31, 2004 we incurred a net loss applicable to common shareholders of $2,138,312, making a loss of $0.03 per fully diluted share.

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

Liquidity and Capital Resources

As of March 31, 2005, we had $3,158,525 in cash and had a working capital deficit of $6,010,086. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes. We continue to require significant supplementary funding to continue to develop, research, and seek regulatory approval of our technologies. We do not currently generate any cash from operations and have no credit facilities in place or available. Currently, we are funding operations through private issuances of equity.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 27, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 27, 2006.

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

ITEM 6. EXHIBITS

The following documents are furnished as exhibits to this Form 10-QSB/A. Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

Number	Exhibit
2 .1	Sale and Purchase Agreement between Attorney Hinnerk-Joachim Müller as liquidator of Savetherapeutics AG i.L. and Medical Discoveries, Inc. regarding the purchase of the essential assets of Savetherapeutics AG i.L. (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3 .1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3 .2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

4 .1	Registration Rights Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4 .2	Registration Rights Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10 .1	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

21	Subsidiaries.†

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

/s/ Judy M. Robinett

Judy M. Robinett
President and Chief Executive Officer
Date: March 28, 2006

INDEX TO EXHIBITS

Number	Exhibit
2.1	Sale and Purchase Agreement between Attorney Hinnerk-Joachim Müller as liquidator of Savetherapeutics AG i.L. and Medical Discoveries, Inc. regarding the purchase of the essential assets of Savetherapeutics AG i.L. (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

4.1	Registration Rights Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.2	Registration Rights Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.1	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

21	Subsidiaries.†

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Previously filed.