Form 10QSB/A
period 2005-06-30
MEDICAL DISCOVERIES INC
filed 2006-03-28
CIK 748790

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

Explanatory Note
The purpose of this amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Medical Discoveries, Inc. for the three and six months ended June 30, 2005 is to restate our interim consolidated financial statements for the period ended June 30, 2005 and related disclosures as of and for the period ended June 30, 2005. Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to reflect the effects of the restatement. The Form 10-QSB/A generally does not reflect events occurring after the filing of the Form 10-QSB or modify or update those disclosures, including the exhibits to the Form 10-QSB, affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on August 12, 2005. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended as a result of the restatement:
Part I - Item 1. Financial Statements
Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II - Item 6. Exhibits
The purpose of the restatement is to give effect to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, ” pursuant to which we have reclassified as liabilities our outstanding warrants.
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

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004
	(Restated)
ASSETS
CURRENT ASSETS

Cash	$2,424,197	$1,455,397
Deposits	51,100	51,100

Total Current Assets	2,475,297	1,506,497

Property and Equipment, Net	67,621	—

TOTAL ASSETS	$2,542,918	$1,506,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$2,611,343	$2,448,454
Accrued interest payable	222,760	415,262
Notes payable	56,000	336,717
Convertible notes payable	193,200	193,200
Research and development obligation	604,900	—
Financial instrument	3,168,872	—

Total Current Liabilities	6,857,075	3,393,633

TOTAL LIABILITIES	6,857,075	3,393,633

STOCKHOLDERS’ DEFICIT

Preferred stock, Series A, convertible; no par value; 50,000 shares authorized; 42,000 and 12,000 shares issued and outstanding, respectively; (aggregate liquidation preference of $4,200,000 and $1,200,000, respectively)	523,334	523,334
Common stock, no par value; 250,000 shares authorized; 107,829,724 and 105,653,335 shares issued and outstanding, respectively	15,246,333	14,918,657
Additional paid-in capital	988,670	3,424,383
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(19,672,917)	(19,353,933)

Total Stockholders’ Deficit	(4,314,157)	(1,887,136)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,542,918	$1,506,497

See notes to condensed consolidated financial statements.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					of the
					Development Stage
	For the Three		For the Six		on November 20, 1991
	Months Ended		Months Ended		Through
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005
	(Restated)		(Restated)		(Restated)
REVENUES	$—	$—	$—	$—	$157,044

COST OF GOODS SOLD	—	—	—	—	14,564

GROSS PROFIT	—	—	—	—	142,480

OPERATING EXPENSES

General and administrative	636,325	369,270	888,321	2,416,963	16,065,291
Research and development	118,520	132,335	1,670,506	170,978	5,219,244
Inventory write-down	—	—	—	—	96,859
Impairment loss	—	—	—	—	9,709
License fees	—	—	—	—	1,001,500

Total Expenses	754,845	501,605	2,558,827	2,587,941	22,392,603

LOSS FROM OPERATIONS	(754,845)	(501,605)	(2,558,827)	(2,587,941)	(22,250,123)

OTHER INCOME (EXPENSES)

Unrealized gain (loss) on financial instrument	2,133,177	—	1,990,915	—	1,990,915
Interest income	9,346	1,426	14,910	3,126	44,481
Interest expense	(7,237)	(33,048)	(23,135)	(86,724)	(1,140,572)
Foreign currency transaction gain	40,900	—	60,800	—	60,800
Gain on forgiveness of debt	196,353	—	196,353	—	1,431,889
Other income	—	720	—	720	881,892

Total Other Income (Expenses)	2,372,539	(30,902)	2,239,843	(82,878)	3,269,405

NET INCOME/(LOSS)	1,617,694	(532,507)	(318,984)	(2,670,819)	(18,980,718)

Preferred stock dividend from beneficial conversion feature	—	—	—	—	(692,199)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$1,617,694	$(532,507)	$(318,984)	$(2,670,819)	$(19,672,917)

BASIC EARNINGS/(LOSS) PER SHARE	$0.02	$(0.01)	$—	$(0.03)

DILUTED EARNINGS/(LOSS) PER SHARE	$0.01	$(0.01)	$—	$(0.03)

See notes to condensed consolidated financial statements.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			of the
	For the Six		Development Stage
	Months Ended		on November 20, 1991
	June 30,		Through June 30,
	2005	2004	2005
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(318,984)	$(2,670,819)	$(18,980,718)
Adjustments to reconcile net loss to net cash used by operating activities:
Foreign currency transaction gain	(60,800)	—	(60,800)
Gain on debt restructuring	(196,353)	—	(1,431,889)
Common stock issued for services, expenses, and litigation	18,750	1,750,954	4,286,467
Commitment for research and development obligation	665,700	—	665,700
Depreciation	870	—	101,141
Reduction of escrow receivable from research and development	—	—	272,700
Unrealized gain on financial instrument	(1,990,915)	—	(1,990,915)
Stock options and warrants granted for services	—	—	4,811,253
Reduction of legal costs		—	(130,000)
Write-off of subscriptions receivable	—	—	112,500
Impairment loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Write-off of accounts receivable	—	—	193,965
Note payable issued for litigation	—	—	385,000
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	(7,529)
Decrease in prepaid expenses	—	11,331	—
Decrease in deferred charges	—	12,077	—
Increase in accounts payable	162,889	293,150	2,455,434
Increase in accrued expenses	23,134	2,516	622,843

Net Cash Used by Operating Activities	(1,695,709)	(600,791)	(8,654,775)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in deposits	—	—	(51,100)
Purchase of equipment	(68,491)	—	(200,675)
Payments received on note receivable	—	—	130,000

Net Cash Used by Investing Activities	(68,491)	—	(121,775)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock, preferred stock and warrants for cash	3,033,000	718,504	10,060,845
Contributed equity	—	—	131,374
Proceeds from notes payable	—	—	1,336,613
Payments on notes payable	(300,000)	(195,000)	(801,287)
Proceeds from convertible notes payable	—	—	571,702
Payments on convertible notes payable	—	—	(98,500)

Net Cash Provided by Financing Activities	2,733,000	523,504	11,200,747

NET INCREASE IN CASH	968,800	(77,287)	2,424,197

CASH AT BEGINNING OF PERIOD	1,455,397	424,216	—

CASH AT END OF PERIOD	$2,424,197	$346,929	$2,424,197

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common shareholders, as reported	$1,617,694	$(532,507)	$(318,984)	$(2,670,819)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	1,577,000
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	—	—	—	(1,916,768)

Pro forma net income (loss) applicable to common shareholders	$1,617,694	$(532,507)	$(318,984)	$(3,010,587)

Basic earnings (loss) per share, as reported	$0.02	$(0.01)	$0.00	$(0.03)

Diluted earnings (loss) per share, as reported	$0.01	$(0.01)	$0.00	$(0.03)

Basic earnings (loss) per share, pro forma	$0.02	$(0.01)	$0.00	$(0.03)

Diluted earnings (loss) per share, pro forma	$0.01	$(0.01)	$0.00	$(0.03)

Assumptions used to calculate the income statement impact of stock options granted as if the Company had adopted FAS 123 were as follows:

	2005	2004
Expected dividend yield	N/A	—
Risk free interest rate	N/A	3.8%
Expected volatility	N/A	220%
Expected life	N/A	7 years
Weighted average fair value per share	N/A	$0.10
Earnings (Loss) Per Common Share

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$1,617,694	$(532,507)	$(318,984)	$(2,670,819)

Basic weighted-average common shares outstanding	107,580,033	92,393,559	107,043,413	88,478,847
Effect of dilutive securities
Convertible notes	128,671	—	—	—
Convertible preferred stock	57,776,847	—	—	—
Warrants	767,936	—	—	—
Stock options	16,289,969	—	—	—

Diluted weighted-average common shares outstanding	182,543,456	92,393,559	107,043,413	88,478,847

Basic net earnings (loss) per common share	$0.02	$(0.01)	$0.00	$(0.03)
Diluted net earnings (loss) per common share	$0.01	$(0.01)	$0.00	$(0.03)

Potential common shares from convertible notes payable, convertible preferred stock, warrants and stock options for the three months ended June 30, 2004 and the six months ended June 30, 2005 and 2004 have not been included as their effects are anti dilutive.
Note 2 — Restatement of Financial Statements
     The Company’s previously issued condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 have been restated to record the accounting of the warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005 (See Note 4). These warrants, and all other warrants previously issued by the Company, were measured at their fair value and are reflected as a liability on the financial statements. The excess of the fair value of the warrants over the net proceeds received is recognized as an unrealized loss on financial instrument. The reclassification of previously issued warrants to a liability was recognized as a decrease to equity. The Company also remeasured the fair value of the warrants as of June 30, 2005 with the difference being recorded on the income statement as a change in financial instrument. As a result of this restatement, the Company recorded $3,168,872 of additional current liability related to the fair value of the warrants, with a reduction of $5,159,787 in equity along with an additional other income of $1,990,915 recorded as a unrealized gain on financial instrument as of and for the six months ended June 30, 2005.
     The following table summarizes the effect of the restatement and reclassification adjustments on the financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005:

	As Previously	Effect of
	Stated	Restatement	As Restated
For the Three Months Ended June 30, 2005
Operating expenses	$754,845	$—	$754,845
Unrealized gain on financial instrument	—	2,133,177	2,133,177
Net income (loss)	(515,483)	2,133,177	1,617,694
Net income (loss) applicable to common shareholders	(515,483)	2,133,177	1,617,694
(Basic income (loss) per common share	—	0.02	0.02
Diluted income (loss) per common share	—	0.01	0.01

	As Previously	Effect of
	Stated	Restatement	As Restated
For the Six Months Ended June 30, 2005
Operating expenses	$2,558,827	$—	$2,558,827
Unrealized gain on financial instrument	—	1,990,915	1,990,915
Net loss	(2,309,899)	1,990,915	(318,984)
Preferred stock dividend from beneficial conversion feature	(1,264,409)	1,264,409	—
Net income (loss) applicable to common shareholders	(3,574,308)	3,255,324	(318,984)
Basic and diluted loss per common share	(0.03)	0.03	—

	As Previously	Effect of
	Stated	Restatement	As Restated
From Inception of the Development Stage on November 20, 1991 through June 30, 2005
Revenues	$157,044	$—	$157,044
Cost of goods sold	14,564	—	14,564
Operating expenses	22,392,603	—	22,392,603
Unrealized gain on financial instrument	—	1,990,915	1,990,915
Net loss	(20,971,633)	1,990,915	(18,980,718)
Preferred stock dividend from beneficial conversion feature	(1,956,608)	l,264,409	(692,199)
Net loss applicable to common shareholders	(22,928,241)	3,255,324	(19,672,917)

	June 30, 2005
	As Previously	Effect of
	Stated	Restatement	As Restated
Total current liabilities	3,688,203	3,168,872	6,857,075
Total liabilities	3,688,203	3,168,872	6,857,075
Preferred stock	1,570,109	(1,046,775)	523,334
Common stock	15,310,407	(64,074)	15,246,333
Additional paid-in capital	6,302,017	(5,313,347)	988,670
Deficit accumulated during the development stage	(22,928,241)	3,255,324	(19,672,917)
Total stockholders’ equity (deficit)	(1,145,285)	(3,168,872)	(4,314,157)
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
Subsequent to March 11, 2005, 611,110 warrants were issued as part of common stock offerings of 611,110 shares. The warrants had a fair value of $64,074 and are classified as a liability on the financial statements. The value of the warrants was computed using the Black Scholes model with the following assumptions: volatility of 159%, risk-free interest rate of 3.8%, and an expected life of three years. The proceeds received from this issuance exceeded the value of the warrants by $45,926, which was attributed to the common stock.
The Company adjusted to market value the outstanding warrants as of June 30, 2005. The fair value of the financial instrument was $3,168,872. The Company used the Black-Scholes model in calculating fair value with the following assumptions: volatility of 152%, risk free interest rate of 3.8% and an expected life of three years. The changes in fair market value have been recorded as adjustments in the line “Unrealized gain (loss) on financial instrument” in the financial statements.
Note 5 — Other Significant Events
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
Other Income/Expense and Net Income/Loss — We booked $9,346 in interest income and incurred interest expenses of $7,237 for the quarter ended June 30, 2005, as compared with interest income of $1,426 and $33,048 in interest expenses for the same period of 2004. The decrease in interest expense is a result of our successful efforts to convert high-interest debt to equity. We also recorded $196,353 as Gain on Forgiveness of Debt during the quarter ended June 30, 2005, which resulted from a negotiated settlement of certain notes payable. In addition, we recorded $2,133,177 as unrealized gain on financial instrument to record the accounting of warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005. In sum, our net income applicable to common shareholders for the second quarter of 2005 of $1,617,694 or income of $0.02 per fully diluted share. For the quarter ended June 30, 2004 we incurred a net loss applicable to common shareholders of $532,507, making a loss of $0.01 per fully diluted share.
For the six months ended June 30, 2005, we booked $14,910 in interest income and incurred interest expense of $23,135, as compared with $3,126 of interest income and $86,724 of interest expense for the comparable period of 2004. In addition, we recorded $1,990,915 as unrealized gain on financial instrument to record the accounting of warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005. There was no such loss recognized during the first half of 2004. Our net loss applicable to common shareholders for the first half of 2005 was $318,984 or $0.00 per fully diluted share. Our net loss for the first half of 2004 was $2,670,819 or $0.03 per fully diluted share.
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
Liquidity and Capital Resources
As of June 30, 2005, we had $2,424,197 in cash and had a working capital deficit of $4,381,778. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes. We continue to require significant supplementary funding to continue to develop, research, and seek regulatory approval of our technologies. We do not currently generate any cash from operations and have no credit facilities in place or available. Currently, we are funding operations through private issuances of equity.
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