Form 10QSB/A
period 2005-09-30
MEDICAL DISCOVERIES INC
filed 2006-03-28
CIK 748790

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

Explanatory Note
The purpose of this amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Medical Discoveries, Inc. for the three and nine months ended September 30, 2005 is to restate our interim consolidated financial statements for the period ended September 30, 2005 and related disclosures as of and for the period ended September 30, 2005. Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to reflect the effects of the restatement. The Form 10-QSB/A generally does not reflect events occurring after the filing of the Form 10-QSB or modify or update those disclosures, including the exhibits to the Form 10-QSB, affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the form 10-QSB on November 14, 2005. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendment to those filings. The following items have been amended as a result of the restatement:
Part I — Item 1. Financial Statements
Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II — Item 6. Exhibits
The purpose of the restatement is to give effect to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” pursuant to which we have reclassified as liabilities our outstanding warrants.
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

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
	(Restated)
ASSETS
CURRENT ASSETS

Cash	$1,256,939	$1,455,397
Deposits	—	51,100

Total Current Assets	1,256,939	1,506,497

Note receivable	301,450
Property and Equipment, Net	73,432	—

TOTAL ASSETS	$1,631,821	$1,506,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$2,658,393	$2,448,454
Accrued interest payable	230,298	415,262
Notes payable	56,000	336,717
Convertible notes payable	193,200	193,200
Research and development obligation	602,900	—
Financial instrument	3,369,545	—

Total Current Liabilities	7,110,336	3,393,633

TOTAL LIABILITIES	7,110,336	3,393,633

STOCKHOLDERS’ DEFICIT

Preferred stock, Series A, convertible; no par value; 50,000 shares authorized; 42,000 and 12,000 shares issued and outstanding, respectively; (aggregate liquidation preference of $4,200,000 and $1,200,000, respectively)	523,334	523,334
Common stock, no par value; 250,000 shares authorized; 107,629,724 and 105,653,335 shares issued and outstanding, respectively	15,219,333	14,918,657
Additional paid-in capital	988,670	3,424,383
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(20,810,275)	(19,353,933)

Total Stockholders’ Deficit	(5,478,515)	(1,887,136)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,631,821	$1,506,497

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					of the
					Development Stage
	For the Three		For the Nine		on November 20, 1991
	Months Ended		Months Ended		Through
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
	(Restated)		(Restated)		(Restated)
REVENUES	$—	$—	$—	$—	$157,044

COST OF GOODS SOLD	—	—	—	—	14,564

GROSS PROFIT	—	—	—	—	142,480

OPERATING EXPENSES

General and administrative	557,713	250,819	1,446,034	2,667,782	16,623,004
Research and development	364,335	191,506	2,034,841	362,484	5,583,579
Inventory write-down	—	—	—	—	96,859
Impairment loss	—	—	—	—	9,709
License fees	—	—	—	—	1,001,500

Total Expenses	922,048	442,325	3,480,875	3,030,266	23,314,651

LOSS FROM OPERATIONS	(922,048)	(442,325)	(3,480,875)	(3,030,266)	(23,172,171)

OTHER INCOME (EXPENSES)

Unrealized gain (loss) on financial instrument	(200,673)	—	1,790,242	—	1,790,242
Interest income	2,674	854	17,584	3,980	47,155
Interest expense	(7,591)	(27,497)	(30,726)	(114,221)	(1,148,163)
Foreign currency transaction gain (loss)	(9,720)	—	51,080	—	51,080
Gain on forgiveness of debt	—	—	196,353	—	1,431,889
Other income	—	39	—	759	881,892

Total Other Income (Expenses)	(215,310)	(26,604)	(2,024,533)	(109,482)	3,054,095

NET LOSS	(1,137,358)	(468,929)	(1,456,342)	(3,139,748)	(20,118,076)

Preferred stock dividend from beneficial conversion feature	—	—	—	—	(692,199)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,137,358)	$(468,929)	$(1,456,342)	$(3,139,748)	$(20,810,275)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	107,760,835	96,482,603	107,282,554	89,667,882

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			of the
	For the Nine		Development Stage
	Months Ended		on November 20, 1991
	September 30,		Through September 30,
	2005	2004	2005
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,456,342)	$(3,139,748)	$(20,118,076)
Adjustments to reconcile net loss to net cash used by operating activities:
Foreign currency transaction gain	(51,080)	—	(51,080)
Gain on debt restructuring	(196,353)	—	(1,431,889)
Common stock issued for services, expenses, and litigation	18,750	66,500	4,286,467
Commitment for research and development obligation	665,700	—	665,700
Depreciation	4,613	—	104,884
Reduction of escrow receivable from research and development	—	—	272,700
Unrealized gain on financial instrument	(1,790,242)	—	(1,790,242)
Stock options and warrants granted for services	—	1,675,000	4,811,253
Reduction of legal costs		—	(130,000)
Write-off of subscriptions receivable	—	—	112,500
Impairment loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Write-off of accounts receivable	51,100	—	245,065
Note payable issued for litigation	—	—	385,000
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	(7,529)
Decrease in prepaid expenses	—	11,331	—
Decrease in deferred charges	—	12,077	—
Increase in accounts payable	209,939	264,288	2,502,484
Increase in accrued expenses	30,672	37,905	630,381

Net Cash Used by Operating Activities	(2,513,243)	(1,072,647)	(9,472,309)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in deposits	—	—	(51,100)
Purchase of equipment	(78,045)	—	(210,229)
Issuance of note receivable	(313,170)	—	(313,170)
Payments received on note receivable	—	—	130,000

Net Cash Used by Investing Activities	(391,215)	—	(444,499)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock, preferred stock and warrants for cash	3,006,000	1,352,886	10,033,845
Contributed equity	—	—	131,374
Proceeds from notes payable	—	—	1,336,613
Payments on notes payable	(300,000)	(270,000)	(801,287)
Proceeds from convertible notes payable	—	—	571,702
Payments on convertible notes payable	—	—	(98,500)

Net Cash Provided by Financing Activities	2,706,000	1,082,886	11,173,747

NET INCREASE IN CASH	(198,458)	10,239	1,256,939

CASH AT BEGINNING OF PERIOD	1,455,397	424,216	—

CASH AT END OF PERIOD	$1,256,939	$434,455	$1,256,939

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
Loss Per Common Share
Loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of shares outstanding. Potential common shares from convertible preferred stock, convertible notes payable, convertible preferred stock, warrants and stock options have not been included as they are anti-dilutive.
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

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2005	2004	2005	2004
Net loss applicable to common shareholders, as reported	$(1,137,358)	$(468,929)	$(1,456,342)	$(3,139,748)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	1,577,000
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	—	—	—	(1,916,768)

Pro forma net loss applicable to common shareholders	$(1,137,358)	$(468,929)	$(1,456,342)	$(3,479,516)

Basic and diluted loss per share, as reported	$(0.01)	$(0.00)	$(0.01)	$(0.03)

Basic and diluted loss per share, pro forma	$(0.01)	$(0.00)	$(0.01)	$(0.04)

Assumptions used to calculate the fair value of stock options granted as if the Company had adopted FAS 123 were as follows:

	2005	2004
Expected dividend yield	N/A		—
Risk free interest rate	N/A		3.8%
Expected volatility	N/A		220%
Expected life	N/A	7	years
Weighted average fair value per share	N/A		$0.10
Note 2 — Restatement of Financial Statements
The Company’s previously issued condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 have been restated to record the accounting of the warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005 (See Note 4). These warrants, and all other warrants previously issued by the Company, were measured at their fair value and are reflected as a liability on the financial statements. The excess of the fair value of the warrants over the net proceeds received is recognized as an unrealized loss on financial instrument. The reclassification of previously issued warrants to a liability was recognized as a decrease to equity. The Company also remeasured the fair value of the warrants as of September 30, 2005 with the difference being recorded on the income statement as a change in financial instrument. As a result of this restatement, the Company recorded $3,369,545 of additional current liability related to the fair value of the warrants, with a reduction of $5,159,787 in equity along with additional other income of $1,790,242 recorded as unrealized gain on financial instrument as of and for the nine months ended September 30, 2005.
The following table summarizes the effect of the restatement and reclassification adjustments on the financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005:

	As Previously	Effect of
	Stated	Restatement	As Restated
For the Three Months Ended September 30, 2005
Operating Expenses	$922,048	$—	$922,048
Unrealized loss on Financial instrument	—	(200,673)	(200,673)
Net loss	(936,685)	(200,673)	(1,137,358)
Basic and diluted loss per common share	(0.01)	—	(0.01)
Net loss applicable to common shareholders	(936,685)	(200,673)	(1,137,358)

	As Previously	Effect of
	Stated	Restatement	As Restated
For the Nine Months Ended September 30, 2005
Operating expenses	$3,480,875	$—	$3,480,875
Unrealized gain on financial instrument	—	1,790,242	1,790,242
Net loss	(3,246,584)	1,790,242	(1,456,342)
Preferred stock dividend from beneficial conversion feature	(1,264,409)	1,264,409	—
Net loss applicable to common shareholders	(4,510,993)	3,054,651	(1,456,342)
Basic and diluted loss per common share	(0.04)	0.03	(0.01)

	As Previously	Effect of
	Stated	Restatement	As Restated
From Inception of the Development Stage on November 20, 1991 through September 30, 2005
Revenues	$157,044	$—	$157,044
Cost of goods sold	14,564	—	14,564
Operating expenses	23,314,651	—	23,314,651
Unrealized gain on financial instrument	—	1,790,242	1,790,242
Net loss	(21,908,318)	1,790,242	(20,118,076)
Preferred stock dividend from beneficial I conversion feature	(1,956,608)	1,264,409	(692,199)
Net loss applicable to common shareholders	(23,864,926)	3,054,651	(20,810,275)

	As Previously	Effect of
	Stated	Restatement	As Restated
September 30, 2005
Total current liabilities	$3,740,791	$3,369,545	$7,110,336 1
Total liabilities	3,740,791	3,369,545	7,110,336 1
Preferred stock	1,570,109	(1,046,775)	523,334
Common stock	15,283,407	(64,074)	5,219,333
Additional paid-in capital	6,302,017	(5,313,347)	988,670
Deficit accumulated during the development stage	(23,864,926)	3,054,651	(20,810,275)
Total stockholders’ equity (deficit)	(2,108,970)	(3,369,545)	(5,478,515)
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
During the nine months ended September 30, 2005, the Company issued 2,026,389 shares of restricted common stock, 104,167 of which were issued for services valued at $18,750 and 1,922,222 of which were issued for cash totaling $346,000. In connection with the sales for cash, the Company also issued warrants to purchase 1,922,222 shares of restricted common stock at $0.18 per share, expiring 3 years from the date of issuance.
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
Financial Instrument
As noted above, all warrants and options outstanding on March 11, 2005 (with the exception of stock options issued to employees) were measured at their fair value and reclassified as a liability in the financial statements. There were 16,215,100 warrants issued prior to March 11, 2005 with a fair value of $2,435,713. The value of the warrants was computed using the Black Scholes model with the following assumptions: volatility of 170%, risk-free interest rate of 3.9%, and an expected life of three years. As a result of the reclassification, stockholders’ equity was decreased by the fair value of the liability.
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
The Company adjusted to market value the outstanding warrants as of September 30, 2005. The fair value of the financial instrument was $3,369,545. The Company used the Black-Scholes model in calculating fair value with the following assumptions: volatility of 153%, risk free interest rate of 4.2% and an expected life of two years. The changes in fair market value have been recorded as adjustments in the line “Unrealized loss on financial instrument” in the financial statements.

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
Other Income/Expense and Net Loss — We booked $2,674 in interest income and incurred interest expenses of $7,591 for the quarter ended September 30, 2005, as compared with interest income of $854 and $27,497 in interest expenses for the same period of 2004. During the quarter ended September 30, 2005, we also booked a foreign currency loss of $9,720. We had no foreign currency risk in 2004. In addition, we recorded $200,673 as unrealized gain on financial instrument to record the accounting of warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005. In sum, our net loss applicable to common shareholders for the third quarter of 2005 was $1,137,358 or a loss of $0.01 per fully diluted share. For the quarter ended September 30, 2004 we incurred a net loss applicable to common shareholders of $468,929, making a loss of less than $0.01 per fully diluted share.
For the nine months ended September 30, 2005, we booked $17,584 in interest income and incurred interest expense of $30,726, as compared with $3,980 of interest income and $114,221 of interest expense for the comparable period of 2004. In addition, we recorded $1,790,242 as unrealized gain on financial instrument to record the accounting of warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005. There was no such dividend recognized during the first nine months of 2004. During the nine months ended September 30, 2005, we also booked a foreign currency gain of $51,080. We had no foreign currency risk in 2004. Our net loss applicable to common shareholders for the first nine months of 2005 was $1,456,342 or $0.01 per fully diluted share. Our net loss for the first nine months of 2004 was $3,139,748 or $0.03 per fully diluted share.

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
Liquidity and Capital Resources
As of September 30, 2005, we had $1,256,939 in cash and had a working capital deficit of $5,853,397. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes. We continue to require significant supplementary funding to continue to develop, research, and seek regulatory approval of our technologies. We do not currently generate any cash from operations and have no credit facilities in place or available. Currently, we are funding operations through private issuances of equity.
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

MEDICAL DISCOVERIES, INC.

/s/ Judy M. Robinett

Judy M. Robinett
President and Chief Executive Officer
Date: March 28, 2006

INDEX TO EXHIBITS

Number	Exhibit
2.1	Sale and Purchase Agreement between Attorney Hinnerk-Joachim Müller as liquidator of Savetherapeutics AG i.L. and Medical Discoveries, Inc. regarding the purchase of the essential assets of Savetherapeutics AG i.L. (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

4.1	Registration Rights Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.2	Registration Rights Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.3	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.1 to Registration Statement No. 333-121635 filed on Form SB-2 on December 23, 2004, and incorporated herein by reference).

4.4	Amendment to Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.2 to Registration Statement No. 333-121635 filed on Form SB-2 on December 23, 2004, and incorporated herein by reference).

10.1	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.2	Subscription Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC, and Medical Discoveries, Inc. (filed as Exhibit 10.2 to Amendment No. 2 to Registration Statement No. 333-121635 filed on form SB-2 on June 2, 2005, and incorporated herein by reference).

10.3	Subscription Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC, and Medical Discoveries, Inc. (filed as Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-121635 filed on form SB-2 on June 2, 2005, and incorporated herein by reference).

10.4	Employment Agreement dated March 1, 2005 between Medical Discoveries, Inc. and Judy M. Robinett. (filed as Exhibit 10.4 to Amendment No. 3 to Registration Statement No. 333-121635 filed on Form SB-2 on October 13, 2005, and incorporated herein by reference).

21	Subsidiaries.†

Number	Exhibit
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Previously filed.