Form 10QSB
period 2006-03-31
MEDICAL DISCOVERIES INC
filed 2006-05-15
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2006, there were 107,922,148 shares of the issuer’s Common Stock and 41,800 shares of the issuer’s Series A Preferred Stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3. CONTROLS AND PROCEDURES	12
PART II
OTHER INFORMATION
ITEM 6. EXHIBITS	14
SIGNATURES	15
INDEX TO EXHIBITS	16

EXHIBIT 21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following financial statements are filed with this report:
Condensed Consolidated Balance Sheets as of March 31, 2006, (unaudited) and December 31, 2005 (audited)
Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited), and from inception of the development stage on November 20, 1991 through March 31, 2006 (unaudited)
Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited), and from inception of the development stage on November 20, 1991 through March 31, 2006 (unaudited)
Notes to Unaudited Condensed Consolidated Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS

Cash	$106,589	$654,438

Total Current Assets	106,589	654,438

Note receivable	303,475	296,050
Property and equipment, net	75,621	80,635

TOTAL ASSETS	$485,685	$1,031,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$2,425,462	$2,608,783
Accrued interest payable	245,208	237,836
Notes payable	56,000	56,000
Convertible notes payable	193,200	193,200
Research and development obligation	606,950	592,100
Financial instrument	3,979,373	2,859,596

Total Current Liabilities	7,506,193	6,547,515

TOTAL LIABILITIES	7,506,193	6,547,515

STOCKHOLDERS’ DEFICIT

Preferred stock, Series A, convertible; no par value; 42,000 shares authorized; 41,800 and 42,000 shares issued and outstanding, respectively; (aggregate liquidation preference of $4,180,000 and $4,200,000, respectively)	514,612	523,334
Common stock, no par value; 250,000,000 shares authorized; 107,922,148 and 107,679,724 shares issued and outstanding, respectively	15,220,617	15,211,895
Additional paid-in capital	1,056,020	988,670
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(22,412,180)	(20,840,714)

Total Stockholders’ Deficit	(7,020,508)	(5,516,392)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$485,685	$1,031,123

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			From Inception
			of the
			Development Stage
	For the Three		on November 20, 1991
	Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
REVENUES	$—	$—	$157,044

COST OF GOODS SOLD	—	—	14,564

GROSS PROFIT	—	—	142,480

OPERATING EXPENSES

General and administrative	345,520	251,996	17,400,517
Research and development	92,583	1,551,986	5,813,782
Inventory write-down	—	—	96,859
Impairment loss	—	—	9,709
License fees	—	—	1,001,500

Total Expenses	438,103	1,803,982	24,322,367

LOSS FROM OPERATIONS	(438,103)	(1,803,982)	(24,179,887)

OTHER INCOME (EXPENSES)

Unrealized gain (loss) on financial instrument	(1,119,777)	(142,262)	1,180,414
Interest income	1,211	5,564	56,509
Interest expense	(7,372)	(15,898)	(1,163,073)
Foreign currency transaction gain (loss)	(7,425)	19,900	49,055
Gain on forgiveness of debt	—	—	1,431,889
Other income	—	—	905,112

Total Other Income (Expenses)	(1,133,363)	(132,696)	2,459,906

NET LOSS	(1,571,466)	(1,936,678)	(21,719,981)

Preferred stock dividend from beneficial conversion feature	—	—	(692,199)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,571,466)	$(1,936,678)	$(22,412,180)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	107,895,212	106,506,793

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
	For the Three		of the
	Months Ended		Development Stage
	March 31,		on November 20, 1991
	2006	2005	Through March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,571,466)	$(1,936,678)	$(21,719,981)
Adjustments to reconcile net loss to net cash used by operating activities:
Foreign currency transaction (gain) loss	7,425	(19,900)	(49,055)
Gain on debt restructuring	—	—	(1,431,889)
Common stock issued for services	—	18,750	4,267,717
Commitment for research and development obligation	—	665,700	665,700
Unrealized (gain) loss on financial instrument	1,119,777	142,262	(1,180,414)
Depreciation	5,014	—	113,800
Reduction of escrow receivable from research and development	—	—	272,700
Stock options and warrants granted for services	67,350	—	4,878,603
Reduction of legal costs	—	—	(130,000)
Write-off of subscriptions receivable	—	—	112,500
Impairment of loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Write-off of receivable	—	—	245,065
Note payable issued for litigation	—	—	385,000
Changes in operating assets and liabilities
Increase in accounts receivable	—	—	(7,529)
Increase (decrease) in accounts payable	(183,321)	(84,904)	2,280,865
Increase in accrued expenses	7,372	15,898	645,291

Net Cash Used by Operating Activities	(547,849)	(1,198,872)	(10,611,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in deposits	—	—	(51,100)
Purchase of equipment	—	—	(221,334)
Issuance of note receivable	—	—	(313,170)
Payments received on note receivable	—	—	130,000

Net Cash Used by Investing Activities	—	—	(455,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, preferred stock and warrants for cash	—	2,902,000	10,033,845
Contributed equity	—	—	131,374
Proceeds from notes payable	—	—	1,336,613
Payments on notes payable	—	—	(801,287)
Proceeds from convertible notes payable	—	—	571,702
Payments on convertible notes payable	—	—	(98,500)

Net Cash Provided by Financing Activities	—	2,902,000	11,173,747

NET INCREASE (DECREASE) IN CASH	(547,849)	1,703,128	106,589

CASH AT BEGINNING OF PERIOD	654,438	1,455,397	—

CASH AT END OF PERIOD	$106,589	$3,158,525	$106,589

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Initial valuation of financial instrument	$—	$6,279,829
Conversion of preferred stock to common stock	$8,722	$—
See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
Unaudited Interim Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. Certain reclassifications and other corrections for rounding have been made in prior-period financial statements to conform to the current-period presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Loss Per Common Share
Loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of shares outstanding. Potential common shares from convertible notes payable, warrants and stock options have not been included as they are anti-dilutive.
Stock Based Compensation and Restatement
Effective January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payments” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock Based Compensation”, using the modified prospective transition method. Under this transaction method, compensation cost is recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. Accordingly, we did not restate the results of prior periods. The most notable change with the adoption is that compensation expense associated with stock options is now recognized in our Consolidated Statement of Operations, rather than being disclosed in pro forma footnote to our consolidated financial statements.
Prior to January 1, 2006, the Company accounted for stock options issued to directors, officers, and employees under Accounting Principals Board Opinion No. 25 and related interpretations (“APB 25”). The Company accounted for options and warrants issued to non-employees at their fair value in accordance with SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation was included as a pro forma disclosure in the financial statement footnotes for periods prior to January 1, 2006. The Company did not have any employee based options that vested during 2005.
As a result of adopting FAS 123(R), we recognized compensation expense related to options granted during the three months ended March 31, 2006 in the amount of $67,350, which was the fair value of the options issued during the three months ended March 31, 2006.

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
Note 3 — Preferred Stock, Financial Instrument, and Options
During the three months ended March 31, 2005, the Company converted 200 shares of Series A Preferred Stock into 242,424 shares Common Stock pursuant to the Subscription Agreement dated October 18, 2004. The conversion price was $.0825 per share.
The Company adjusted to market value the outstanding warrants as of March 31, 2006. The fair value of the financial instrument was $3,979,373. The Company used the Black Scholes model in calculating fair value with the following assumptions: volatility of 147%, risk-free interest rate of 4.82%, and an expected life of two years. The changes in fair market value have been recorded as adjustments in the line “Unrealized gain (loss) on financial instrument” in the financial statements.
During the three months ended March 31, 2006, the Company granted a stock option to a former officer and director. The option is for 500,000 shares exercisable at $0.25 per share through December 31, 2010. The Company valued these options at $67,350 ($0.13 per share) using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 4.3%, volatility of 152%, and an expected life of five years.
Note 4 – Related Party Transactions
At March 31, 2006, the Company had accounts payable to current and former officers and directors totaling $1,539,586, respectively, for services performed and costs incurred in behalf of the Company, including $877,636 payable to the Company’s President and CEO. Also at March 31, 2006, the Company had accounts payable to its controller of $73,000.
On July 15, 2005, the Company entered into an agreement to grant a consultant a non-interest bearing loan in the amount of €500,000 (approximately $607,000 under current exchange rates) in exchange for the transfer of certain patents in relation to Savetherapeutics AG, and the performance of certain research activities. The loan is payable as follows, €100,000 upon closing, €150,000 after signature of consent to the transfer of patents, and €250,000 after performance and acceptance of certain research activities. As of March 31, 2006, the amount of the loan was €250,000 (approximately $303,000 under current exchange rates). Settlement of the loan shall take place by offsetting against profit claims, which accrue to the consultant from his stake in the Company.
Subsequent to the transfer of the industrial property rights and applications, the Company shall grant to the aforementioned consultant a 6% stake in MDI Oncology, Inc. and to assign to him 6% of the shares. The Company deemed these shares to have no value because it is a start-up company, and its success is contingent on several different factors. The Company also entered into an employment contract with the consultant for a period of 24 months. The shareholder will receive a fee of €120,000 per annum (approximately $146,000 using current exchange rates).

Note 5 – Other Significant Transactions
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
The purchase price of the Assets was €2,350,000 (approximately $2.8 million under current exchange rates), payable as follows: €500,000 at closing, €500,000 (approximately $665,700 on the date of transaction, $607,000 using the March 31, 2006 exchange rates) upon conclusion of certain pending transfers of patent and patent application rights from SaveT’s inventors to the Company, and the remaining € 1,350,000 (approximately $1.6 million at current exchange rates) upon successful commercialization of the Assets. The Company’s source of funds for the acquisition was a $3 million investment in the Company’s Series A Preferred Stock by an unrelated third party.
SaveT inventors have yet to fully assign the patent and application rights to the Company, but management has deemed the assignment of the rights to be reasonably likely because the inventors are contractually bound to execute and deliver the assignments; therefore, the Company has recorded the second €500,000 payment as a current liability in these financial statements. At present it is undeterminable whether the intellectual property will ever be commercialized; therefore, the final € 1,350,000 under this acquisition has not been accrued as a liability as of March 31, 2006. The Company determined the intellectual property purchased should be expensed as research and development costs.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The purpose of this section is to discuss and analyze our condensed consolidated financial condition, liquidity and capital resources, and results of operations. This analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto at pages 3 through 10 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the “2005 10-KSB”).
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
Overview
We are a developmental-stage bio-pharmaceutical company engaged in the research, validation, development and ultimate commercialization of two drugs: MDI-P and SaveCream. MDI-P is an anti-infective drug that we believe will be a useful and well-tolerated treatment for bacterial infections, viral infections and fungal infections. We further believe that MDI-P will be a useful treatment for cystic fibrosis. SaveCream is a breast cancer medication that is applied topically to reduce breast cancer tumors. Both of these drugs are still in development and have not been approved by the U. S. Food and Drug Administration (FDA).

Our initial target indications for MDI-P are cystic fibrosis and HIV. On November 10, 2004 we filed an Investigational New Drug application (IND) with the FDA seeking permission to begin Phase I human clinical trials of MDI-P as a treatment for cystic fibrosis. The FDA placed the proposed Phase I clinical trials on clinical hold pending additional preclinical testing. We completed that preclinical testing and no significant toxicities were noted. We submitted that data to the FDA on March 16, 2006. On April 21, 2006, the FDA responded and continued the clinical hold pending the outcome of yet another battery of preclinical trials. We intend to complete those additional tests and resubmit our IND within 6 months of raising additional capital to fund those tests. If the FDA lifts the clinical hold upon receipt of the amended IND and allows us to proceed with Phase I studies, we will begin human trials at St. Luke’s Regional Medical Center in Boise, Idaho using a protocol designed by Dr. Henry Thompson. If our Phase I IND for cystic fibrosis is successful, we intend to file an IND for Phase I testing of MDI-P as a treatment for HIV at Harvard School of Medicine using a protocol designed by Dr. Bruce Dezube. We also expect to add additional indications for the use of MDI-P in the future as we further our preclinical development.
We recently purchased SaveCream from a German biotechnology company. We are in the process of developing a global commercialization strategy for SaveCream.
To date, we have not generated significant revenues from operations or realized a profit. Through March 31, 2006, we had incurred cumulative net losses since inception of $22,412,180.
Recent Events
Cystic Fibrosis IND. We are continuing to prosecute our IND for cystic fibrosis with the FDA. We submitted an amended IND to the FDA on March 16, 2006. On April 21, 2006, the FDA responded and continued the clinical hold pending the outcome of yet another battery of preclinical trials. Specifically, the FDA has suggested we conduct two additional toxicity studies (dose response and acute toxicity) in a third mammal species, the rat. Data from those studies will help establish safe dosing in humans. In addition, the FDA has asked for additional data on the extractable components of MDI-P.
The additional studies and data the FDA is requesting can be completed within six months time. However, we will need additional capital to conduct the studies. We estimate the cost of the studies plus overhead expenses during the period of study to require an aggregate of $1 million in funding.
Results of Operations
Revenues and Gross Profit — We did not book any revenue for the quarters ended March 31, 2006 or March 31, 2005. As we continue to pursue preclinical and clinical testing of our pharmaceuticals, we may not book significant revenues in the near future.
Operating Expenses and Operating Loss — We incurred $92,583 in research and development expenses for the quarter ended March 31, 2006. We incurred $1,551,986 in research and development expenses for the same period of 2005. Our general and administrative expenses were $345,520 during the quarter ended March 31, 2006, as compared to $251,996 during the quarter ended March 31, 2005. As a result of the foregoing, we sustained an operating loss of $438,103 for the quarter ended March 31, 2006, as compared with an operating loss of $1,803,982 for the same period of 2005.
Other Income/Expense and Net Loss — We booked $1,211 in interest income and incurred interest expenses of $7,372 for the quarter ended March 31, 2006, as compared with interest income of $5,564 and $15,898 in interest expenses for the same period of 2005. During the quarter ended March 31, 2006, we also booked a foreign currency loss of $7,425. We had a foreign currency gain of 19,900 for the same period of 2005. In addition, we recorded $1,119,977 as unrealized loss on financial instrument during the quarter ended March 31, 2006 to record the accounting of warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005. The unrealized loss on financial instrument was $142,262 for the same period of 2005. In sum, our net loss applicable to common shareholders for the first quarter of 2006 was $1,571,466 or a loss of $0.01 per fully diluted share. For the quarter ended March 31, 2005 we incurred a net loss applicable to common shareholders of $1,936,678, making a loss of less than $0.01 per fully diluted share.

Future Expectations — We may operate at a loss for several more years while we continue to research, gain regulatory approval of, and commercialize our technologies. As funding is available, we will spend more in the remainder of the 2006 fiscal year in research and development expenses than we did over the prior year as we continue to implement our commercialization strategy. Similarly, we expect our general and administrative expenses to continue to increase for the remainder of 2006 as we continue to expand the scope of our operations. As a result, we expect to sustain a greater net loss in 2006 than we have in recent years.
Liquidity and Capital Resources - As of March 31, 2006, we had $106,589 in cash and had a working capital deficit of $7,020,508. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes. We continue to require significant supplementary funding to continue to develop, research, and seek regulatory approval of our technologies. We do not currently generate any cash from operations and have no credit facilities in place or available. Currently, we are funding operations through private issuances of equity.
Given that we are still in an early development stage and do not have revenues from operations, raising equity financing is difficult. In addition, any additional equity financing will have a substantial dilutive effect to our current shareholders.
We estimate we will need approximately $1 million in capital in order to advance MDI-P to the next developmental milestone: approval of our Phase I IND. If our IND application is approved, we will need additional capital to initiate Phase I clinical trials. We estimate the cost to complete Phase I and Phase II clinical trials to be several million dollars per indication and the cost to complete Phase III testing and obtain approval to market to be in the tens of millions of dollars per indication. While our ability to obtain financing may improve in the event an IND application is approved and we enter the clinic, we cannot give assurances that we will have access to the significant capital required to take a drug through regulatory approvals and to market. We may seek a partner in the global pharmaceutical industry to help us co-develop, license, or even purchase some or all of our technologies.
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

There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. Those risks and uncertainties include, but are not limited to, our lack of significant operating revenues and lack of profit to date, our need for substantial and immediate additional capital, the fact that we may dilute existing shareholders through additional stock issuances, the extensive governmental regulation to which we are subject, the fact that our technologies remain unproven, the intense competition we face from other companies and other products, and our reliance upon potentially inadequate intellectual property. Those risks and certain other uncertainties are discussed in more detail in the 2005 10-KSB. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ from the forward-looking statements. Any forward-looking statements made by us or on our behalf should be considered in light of these factors.
ITEM 3. CONTROLS AND PROCEDURES
(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.
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

MEDICAL DISCOVERIES, INC.

/S/ JUDY M. ROBINETT

Judy M. Robinett
Date: May 15, 2006	President and Chief Executive Officer

INDEX TO EXHIBITS

Number	Exhibit
2.1	Sale and Purchase Agreement between Attorney Hinnerk-Joachim Müller as liquidator of Savetherapeutics AG i.L. and Medical Discoveries, Inc. regarding the purchase of the essential assets of Savetherapeutics AG i.L. (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

4.1	Registration Rights Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.2	Registration Rights Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.3	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.1 to Registration Statement No. 333-121635 filed on Form SB-2 on December 23, 2004, and incorporated herein by reference).

4.4	Amendment to Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.2 to Registration Statement No. 333-121635 filed on Form SB-2 on December 23, 2004, and incorporated herein by reference).

10.1	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.2	Subscription Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC, and Medical Discoveries, Inc. (filed as Exhibit 10.2 to Amendment No. 2 to Registration Statement No. 333-121635 filed on form SB-2 on June 2, 2005, and incorporated herein by reference).

10.3	Subscription Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC, and Medical Discoveries, Inc. (filed as Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-121635 filed on form SB-2 on June 2, 2005, and incorporated herein by reference).

10.4	Employment Agreement dated March 1, 2005 between Medical Discoveries, Inc. and Judy M. Robinett. (filed as Exhibit 10.4 to Amendment No. 3 to Registration Statement No. 333-121635 filed on Form SB-2 on October 13, 2005, and incorporated herein by reference).

21	Subsidiaries.*

Number	Exhibit
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.