Form 10QSB
period 2006-06-30
MEDICAL DISCOVERIES INC
filed 2006-08-14
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2006, there were 117,922,148 shares of the issuer’s Common Stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3. CONTROLS AND PROCEDURES	15
PART II
OTHER INFORMATION
ITEM 6. EXHIBITS	16
SIGNATURES	18
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following financial statements are filed with this report:
Condensed Consolidated Balance Sheets as of June 30, 2006, (unaudited) and December 31, 2005 (unaudited)
Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited), and from inception of the development stage on November 20, 1991 through June 30, 2006 (unaudited)
Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited), and from inception of the development stage on November 20, 1991 through June 30, 2006 (unaudited)
Notes to Unaudited Condensed Consolidated Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS

Cash	$106,123	$654,438

Total Current Assets	106,123	654,438

Note receivable	319,475	296,050
Property and Equipment, Net	71,164	80,635

TOTAL ASSETS	$496,762	$1,031,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable	$2,151,935	$2,608,783
Accrued interest payable	252,664	237,836
Notes payable	56,000	56,000
Convertible notes payable	193,200	193,200
Research and development obligation	638,950	592,100
Deferred revenue	192,825	—
Financial instrument	1,979,516	2,859,596

Total Current Liabilities	5,465,090	6,547,515

NOTE PAYABLE	90,000	—

TOTAL LIABILITIES	5,555,090	6,547,515

STOCKHOLDERS’ DEFICIT

Preferred Stock — undesignated, Series A, convertible; no par value; 50,000 shares authorized; 34,420 and 42,000 shares issued and outstanding, respectively; (aggregate liquidation preference of $3,442,000 and $4,200,000, respectively)	514,612	523,334
Common stock, no par value; 250,000,000 shares authorized; 117,922,148 and 107,679,724 shares issued and outstanding, respectively	15,220,617	15,211,895
Additional paid — in capital	1,056,020	988,670
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(20,450,000)	(20,840,714)

Total Stockholders’ Deficit	(5,058,328)	(5,516,392)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$496,762	$1,031,123

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					of the
					Development
	For the Three		For the Six		Stage on
	Months Ended		Months Ended		November 20, 1991
	June 30,		June 30,		Through June 30,
	2006	2005	2006	2005	2006
REVENUES	$—	$—	$—	$—	$157,044

COST OF GOODS SOLD	—	—	—	—	14,564

GROSS PROFIT	—	—	—	—	142,480

OPERATING EXPENSES

General and administrative	385,946	636,325	731,466	888,321	17,786,463
Research and development	234,659	118,520	327,242	1,670,506	6,048,441
Inventory write-down	—	—	—	—	96,859
Impairment loss	—	—	—	—	9,709
License fees	—	—	—	—	1,001,500

Total Expenses	620,605	754,845	1,058,708	2,558,827	24,942,972

LOSS FROM OPERATIONS	(620,605)	(754,845)	(1,058,708)	(2,558,827)	(24,800,492)

OTHER INCOME (EXPENSES)

Unrealized gain on financial instrument	1,999,857	2,133,177	880,080	1,990,915	3,180,271
Interest income	565	9,346	1,776	14,910	57,074
Interest expense	(7,472)	(7,237)	(14,844)	(23,135)	(1,170,545)
Foreign currency transaction gain (loss)	(16,000)	40,900	(23,425)	60,800	33,055
Gain on debt restructuring	605,052	196,353	605,052	196,353	2,036,941
Other income	783	—	783	—	905,895

Total Other Income	2,582,785	2,372,539	1,449,422	2,239,843	5,042,691

NET INCOME (LOSS)	1,962,180	1,617,694	390,714	(318,984)	(19,757,801)

Preferred stock dividend from beneficial conversion feature	—	—	—	—	(692,199)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$1,962,180	$1,617,694	$390,714	$(318,984)	$(20,450,000)

BASIC EARNINGS (LOSS) PER SHARE	$0.02	$0.02	$—	$—

DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$0.01	$—	$—

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
	For the Six		of the
	Months Ended		Development Stage
	June 30,		on November 20, 1991
	2006	2005	Through June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$390,714	$(318,984)	$(19,757,801)
Adjustments to reconcile net loss to net cash used by operating activities:
Foreign currency transaction (gain) loss	23,425	(60,800)	(33,055)
Gain on debt restructuring	(605,052)	(196,353)	(2,036,941)
Common stock issued for services, expenses, and litigation	—	18,750	4,267,717
Commitment for research and development obligation	—	665,700	665,700
Depreciation	9,471	870	118,257
Reduction of escrow receivable from research and development	—	—	272,700
Unrealized gain on financial instrument	(880,080)	(1,990,915)	(3,180,271)
Stock options and warrants granted for services	67,350	—	4,878,603
Reduction of legal costs	—	—	(130,000)
Write-off of subscriptions receivable	—	—	112,500
Impairment of loss on assets	—	—	9,709
Loss on disposal of equipment	—	—	30,364
Write-off of accounts receivable	—	—	245,065
Note payable issued for litigation	—	—	385,000
Changes in operating assets and liabilities
Increase in accounts receivable	—	—	(7,529)
Increase in accounts payable	238,204	162,889	2,702,390
Increase in accrued expenses	14,828	23,134	652,747
Increase in deferred revenue	192,825	—	192,825

Net Cash Used by Operating Activities	(548,315)	(1,695,709)	(10,612,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in deposits	—	—	(51,100)
Purchase of equipment	—	(68,491)	(221,334)
Issuance of notes receivable	—	—	(313,170)
Payments received on notes receivable	—	—	130,000

Net Cash Used by Investing Activities	—	(68,491)	(455,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, preferred stock and warrants for cash	—	3,033,000	10,033,845
Contributed equity	—	—	131,374
Proceeds from notes payable	—	—	1,336,613
Payments on notes payable	—	(300,000)	(801,287)
Proceeds from convertible notes payable	—	—	571,702
Payments on convertible notes payable	—	—	(98,500)

Net Cash Provided by Financing Activities	—	2,733,000	11,173,747

NET INCREASE (DECREASE) IN CASH	(548,315)	968,800	106,123

CASH AT BEGINNING OF PERIOD	654,438	1,455,397	—

CASH AT END OF PERIOD	$106,123	$2,424,197	$106,123

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
Unaudited Interim Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006.
Earnings (Loss) Per Common Share
Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of shares outstanding during the period. Dilutive earnings (loss) per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock except for those that are anti-dilutive. The computation of earnings (loss) per share for the three and six months ended June 30, 2006 and 2005 is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$1,962,180	$1,617,694	$390,714	$(318,984)

Basic weighted-average common shares outstanding	111,255,481	107,580,033	109,576,693	107,043,413
Convertible notes	128,671	128,671	128,671	—
Convertible preferred stock	48,478,873	57,776,847	48,478,873	—
Warrants	535,829	767,936	679,786	—
Stock options	14,316,063	16,289,969	14,587,548	—

Diluted weighted-average common shares outstanding	174,714,917	182,543,456	173,451,571	107,043,413

Basic net earnings (loss) per common share	$0.02	$0.02	$—	$—
Diluted net earnings (loss) per common share	$0.01	$0.01	$—	$—
For the three and six months ending June 30, 2006 and 2005, the Company had the following common stock equivalents outstanding that that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Convertible notes	—	—	—	128,671
Convertible preferred stock	—	—	—	59,786,477
Warrants	38,567,161	38,567,161	38,567,161	40,923,861
Options	2,233,000	2,233,000	1,733,000	19,483,000

	40,800,161	40,800,161	40,300,161	120,322,009

Potential common shares from convertible notes payable, preferred stock, warrants, and stock options for the six months ended June 30, 2005 have not been included as their effects are anti-dilutive.
Stock Based Compensation
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
As a result of adopting FAS 123(R), we recognized compensation expense related to options granted during the six months ended June 30, 2006 in the amount of $67,350, which was the fair value of the options issued during the six months ended June 30, 2006.
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
Note 3 — Preferred Stock, Financial Instrument, and Options
During January 2006, the Company converted 200 shares of Series A Preferred Stock into 242,424 shares of common stock pursuant to the Subscription Agreement dated October 18, 2004. The conversion price was $.0825 per share. The preferred stock had an assigned value of $8,722 which was reclassed to common stock at the time of conversion.
During May 2006, the Company converted 7,380 shares of Series A Preferred Stock into 10,000,000 shares of Common Stock pursuant to the Subscription Agreement dated December 4, 2004. The conversion price was $.0738 per share. The preferred stock did not have any assigned value due to proceeds being assigned to the warrant liability.
The Company adjusted to market value the outstanding warrants as of June 30, 2006. The fair value of the financial instrument was $1,979,516. The Company used the Black Scholes model in calculating fair value with the following assumptions: volatility of 142%, risk-free interest rate of 5.18%, and an expected life of 1.5 years. The changes in fair market value have been recorded as adjustments in the line “Unrealized gain on financial instrument” in the financial statements.

During the six months ended June 30, 2006, the Company granted a stock option to a former officer and director. The option is for 500,000 shares exercisable at $0.25 per share through December 31, 2010. The Company valued these options at $67,350 ($0.13 per share) using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 4.3%, volatility of 152%, and an expected life of five years.
Note 4 — Related Party Transactions
At June 30, 2006, the Company had accounts payable to current and former officers and directors totaling $1,088,886, respectively, for services performed and costs incurred in behalf of the Company, including $877,636 payable to the Company’s President and CEO. Also at June 30, 2006, the Company had accounts payable to its controller of $73,000.
On July 15, 2005, the Company entered into an agreement to grant a shareholder a non-interest bearing loan in the amount of €500,000 (approximately $639,000 under current exchange rates) in exchange for the transfer of certain patents in relation to Savetherapeutics AG, and the performance of certain research activities. The loan is payable as follows, €100,000 upon closing, €150,000 after signature of consent to the transfer of patents, and €250,000 after performance and acceptance of certain research activities. As of June 30, 2006, the amount of the loan was €250,000 (approximately $319,000 under current exchange rates). Settlement of the loan shall take place by offsetting against profit claims, which accrue to the shareholder from his stake in the Company.
Subsequent to the transfer of the industrial property rights and applications, the Company shall grant to the aforementioned shareholder a 6% stake in MDI Oncology, Inc and to assign to him 6% of the shares. The Company deemed these shares to have no value because it is a start-up company, and its success is contingent on several different factors. The Company also entered into an employment contract with the shareholder for a period of 24 months. The shareholder will receive a fee of €120,000 per annum (approximately $153,000 using current exchange rates.)
Note 5 — Other Significant Transactions
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
The purchase price of the Assets was €2,350,000 (approximately $3 million under current exchange rates), payable as follows: €500,000 at closing, €500,000 (approximately $665,700 on the date of transaction, $639,000 using the June 30, 2006 exchange rates) upon conclusion of certain pending transfers of patent and patent application rights from SaveT’s inventors to the Company, and the remaining €1,350,000 (approximately $1.7 million at current exchange rates) upon successful commercialization of the Assets.
SaveT inventors have yet to assign the patent and application rights to the Company, management has deemed the assignment of the rights to be reasonably likely because the inventors are contractually bound to execute and deliver the assignments; therefore, the Company has recorded the second €500,000 payment as a current liability in these financial statements. At present it is undeterminable whether the intellectual property will ever be commercialized; therefore, the final €1,350,000 under this acquisition has not been accrued as a liability as of June 30, 2006. The Company determined the intellectual property purchased should be expensed as research and development costs.

Debt Restructuring
On June 10, 2006, the Company entered into an agreement with a former vendo to forgive certain accrued expenses. The balance owed before the agreement was $226,356. Per the agreement, $3,975 was paid on the date of the agreement, another $3,975 will be paid by November 7, 2006, and $128,407 will be forgiven. The remaining balance of $90,000 will be due and payable immediately upon MDI’s receipt of $1 million in cumulative license revenue for MDI’s drug MDI-P in any human indication and has been recorded as Note Payable in the accompanying financial statement. Additionally, the company determined $476,645 of previously recorded payables has passed the statue of limitations for collection and are included in Gain on debt restructuring in the accompanying financial statements.
Licensing Agreement
On May 8, 2006, MDI Oncology, Inc. (MDIO), a wholly-owned subsidiary of Medical Discoveries, Inc., entered into a letter of intent with Eucodis Forschungs-und Entwicklungs GmbH (Eucodis). The agreement included a $192,825 exclusivity fee for the sixty day period ending July 8, 2006. The fee was received during the second quarter, however the revenue related to this fee was deferred and will be recorded in our third quarter when the exclusivity period expires.
On July 29, 2006, MDIO entered into a Definitive Master Agreement (the “Agreement”) with Eucodis. The agreement will give Eucodis the exclusive right and license to develop, manufacture, and commercialize the Formestane Cream in the European Union for use in breast cancer. According to the Agreement, MDIO will receive upfront license fees and milestone payments of approximately $2.4 million (at current exchange rates), plus royalties.
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
Overview
We are a developmental-stage bio-pharmaceutical company engaged in the research, validation, development and ultimate commercialization of two drugs: MDI-P and formestane cream (formeraly known as SaveCream). MDI-P is an anti-infective drug that we believe will be a useful and well-tolerated treatment for bacterial infections, viral infections and fungal infections. We further believe that MDI-P will be a useful treatment for cystic fibrosis. Formestane cream is a breast cancer medication that is applied topically to reduce breast cancer tumors. Both of these drugs are still in development and have not been approved by the U. S. Food and Drug Administration (FDA).
Our initial target indications for MDI-P are cystic fibrosis and HIV. On November 10, 2004 we filed an Investigational New Drug application (IND) with the FDA seeking permission to begin Phase I human clinical trials of MDI-P as a treatment for cystic fibrosis. The FDA placed the proposed Phase I clinical trials on clinical hold pending additional preclinical testing. We completed that preclinical testing and no significant toxicities were noted. We submitted that data to the FDA on March 16, 2006. On April 21, 2006, the FDA responded and continued the clinical hold pending the outcome of yet another battery of preclinical trials. We intend to complete those additional tests and resubmit our IND within 6 months of raising additional capital to fund those tests. If the FDA lifts the clinical hold upon receipt of the amended IND and allows us to proceed with Phase I studies, we will begin human trials at St. Luke’s Regional Medical Center in Boise, Idaho using a protocol designed by Dr. Henry Thompson. If our Phase I IND for cystic fibrosis is successful, we intend to file an IND for Phase I testing of MDI-P as a treatment for HIV at the Harvard School of Medicine using a protocol designed by Dr. Bruce Dezube. We also expect to add additional indications for the use of MDI-P in the future as we further our preclinical development.
We purchased the intellectual property assets related to our topical breast cancer treatment drug, formestane cream (formerly called SaveCream) from the bankruptcy estate of a German biotechnology company. Formestane cream is an aromatase inhibitor (“AI”) previously marketed as an intramuscular depot injection for adjuvant treatment of breast cancer. Formestane cream represents a novel treatment option based on the inhibition of local production of estrogen, which is a key signal of tumor growth and progression in more than 90% of breast cancer cases. Thus far, clinical evaluation has demonstrated significant reduction of tumor size and low toxicity relative to current AI treatments. There have been no overt side effects observed although further study is necessary to assure an acceptable toxicity profile. In previous studies the topical application to the breast showed significantly dose-dependent uptake. In addition, these studies have indicated stronger down-regulation of estrogen production in the local breast tissue, which is believed to be essential in effecting tumor reduction, and a significant shrinkage of tumor size.
To date, we have not generated significant revenues from operations or realized a profit. Through June 30, 2006, we had incurred cumulative net losses since inception of $20,450,000.
Recent Events
On July 29, 2006, MDI Oncology, Inc. (“MDIO”), a subsidiary of the Company, entered into a Definitive Master Agreement (the “Agreement”) with Eucodis Forschungs — and Entwicklungs GmbH of Vienna, Austria (“Eucodis”). Pursuant to the Agreement, MDIO licensed to Eucodis the exclusive right to develop, manufacture and commercialize MDIO’s formestane cream product in the European Union and certain surrounding countries. Eucodis is obligated to develop the products through Phase II clinical trials as per U.S. Food and Drug Administration and European Medicines Agency (EMEA) standards. If the product is not out-licensed by Eucodis following Phase II, then a Steering Committee created by the parties will determine whether and how to proceed to Phase III trials.
According to the Agreement, MDIO will receive upfront license fees and milestone payments of approximately $2.4 million (at current exchange rates), plus royalties. In addition Eucodis has agreed to incur and fund the costs to complete the remaining pre-clinical study and the Phase II trials. The Agreement specifies the data gathered during the Phase II trials will meet the requirements for submission to both the FDA and the EMEA, MDIO has retained the right to complete a global out-license of the product upon certain payments to Eucodis. Finally, Eucodis has agreed to be responsible for manufacturing all the product necessary for trials and MDIO has agreed to purchase product from Eucodis.
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
The additional studies and data the FDA is requesting can be completed within six months time. However, we will need additional capital to conduct the studies. We estimate the cost of the studies plus overhead expenses during the period of study to require an aggregate of $2 million in funding.
Results of Operations
Revenues and Gross Profit — We did not book any revenue for the quarters or six months ended June 30, 2006 or June 30, 2005. On May 8, 2006 we entered into a letter of intent with Eucodis to proceed with an evaluation, negotiation and possible execution of a definitive agreement to license and co-develop formestane cream. The agreement included a $192,825 exclusivity fee for the sixty day period ending July 8, 2006. The fee was received during the second quarter, however the revenue related to this fee was deferred and will be recorded in our third quarter when the exclusivity period expires. Additionally, we may record revenue related to the upfront payments and milestone payments specified in the co-development agreement with Eucodis in the remaining quarters of 2006. As we continue to pursue preclinical and clinical testing of our pharmaceuticals, we may not book significant revenues in the near future, except for the revenue related to the Eucodis fees.
Operating Expenses and Operating Income or Loss — We incurred $234,659 of research and development fees in the second quarter of 2006 as compared to $118,520 in the same quarter of 2005. The research and development expenses were incurred primarily in connection with the pre-clinical testing of MDI-P. Our general and administrative expenses in the second quarter were $385,946 as compared to $636,325 in the same quarter of 2005. The expenses in this quarter were related primarily to the salaries of our executive and administrative staff and legal expense incurred in connection with negotiating and drafting the license and co-development agreement with Eucodis. Additionally the company incurred legal expenses for the continued activities to transfer and fully assign the patent and application rights from the formestane cream inventors to our company. The decrease in general and administrative expense was due primarily to reduction in legal and accounting expenses. In the second quarter of 2005 the increased costs were incurred in connection with the acquisition of the intellectual property of SaveTherapeutics. As a result of the foregoing, we sustained an operating loss of $620,605 for the quarter ended June 30, 2006, as compared with an operating loss of $754,845 for the same period of 2005.
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
Other Income/Expense and Net Loss — We booked $565 in interest income and incurred interest expenses of $7,472 for the quarter ended June 30, 2006, as compared with interest income of $9,346 and $7,237 in interest expenses for the same period of 2005. During the quarter ended June 30, 2006, we also booked a foreign currency loss of $16,000. We had a foreign currency gain of 40,900 for the same period of 2005. In addition, we recorded $1,999,857 as unrealized gain on financial instrument during the quarter ended June 30, 2006 to record the accounting of warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005. The unrealized gain on financial instrument was $2,133,177 for the same period of 2005. We also recorded a gain on debt restructuring of $605,052 in the second quarter as compared to a gain of $196,353 in the same quarter of 2005 as we continue to work out arrangements with vendors to settle amounts previously recoded as payables. In sum, our net income applicable to common shareholders for the second quarter of 2006 was $1,962,180 or an income of $0.01 per fully diluted share. For the quarter ended June 30, 2005 we incurred a net income applicable to common shareholders of $1,617,694, making an income of $0.01 per fully diluted share.
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
Future Expectations — We may incur losses from operations for several more years while we continue to research, gain regulatory approval of, and commercialize our technologies. As funding is available, we will spend more in the remainder of the 2006 fiscal year in research and development expenses than we did over the prior year as we continue to implement our commercialization strategy. Similarly, we expect our general and administrative expenses to continue to increase for the remainder of 2006 as we continue to expand the scope of our operations and build out our infrastructure. As a result, we expect to sustain a greater loss form operations in 2006 than we have in recent years.
Liquidity and Capital Resources - As of June 30, 2006, we had $106,123 in cash and had a working capital deficit of $5,358,967. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes and preferred stock. The company currently expects it will not be required to raise capital to advance its formestane cream technology through Phase II clinical trials as Eucodis has contractually agreed to incur these costs. We continue to require significant supplementary funding to continue to develop, research, and seek regulatory approval of our MDI-P technologies. We do not currently generate any cash from operations and have no credit facilities in place or available.
To continue operating, we must raise additional financing or enter into appropriate collaboration agreements with third parties providing for cash payments to the Company. Given that we are still in an early development stage and do not have revenues from operations, raising equity financing is difficult. In addition, any additional equity financing will have a substantial dilutive effect to our current shareholders. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue funding operations. In the absence of such financing or third-party collaborative agreements, we may be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.
We estimate we will need approximately $2 million in capital in order to advance MDI-P to the next developmental milestone: approval of our Phase I IND. If our IND application is approved, we will need additional capital to initiate Phase I clinical trials. We estimate the cost to complete Phase I and Phase II clinical trials to be several million dollars per indication and the cost to complete Phase III testing and obtain approval to market to be in the tens of millions of dollars per indication. While our ability to obtain financing may improve in the event an IND application is approved and we enter the clinic, we cannot give assurances that we will have access to the significant capital required to take a drug through regulatory approvals and to market. We may seek a partner in the global pharmaceutical industry to help us co-develop, license, or even purchase some or all of our technologies.
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
ITEM 3. CONTROLS AND PROCEDURES
(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.
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

Number	Exhibit
2.1	Sale and Purchase Agreement between Attorney Hinnerk-Joachim Müller as liquidator of Savetherapeutics AG i.L. and Medical Discoveries, Inc. regarding the purchase of the essential assets of Savetherapeutics AG i.L. (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

4.1	Registration Rights Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.2	Registration Rights Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.3	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.1 to Registration Statement No. 333-121635 filed on Form SB-2 on December 23, 2004, and incorporated herein by reference).

4.4	Amendment to Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.2 to Registration Statement No. 333-121635 filed on Form SB-2 on December 23, 2004, and incorporated herein by reference).

10.1	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.2	Subscription Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC, and Medical Discoveries, Inc. (filed as Exhibit 10.2 to Amendment No. 2 to Registration Statement No. 333-121635 filed on form SB-2 on June 2, 2005, and incorporated herein by reference).

10.3	Subscription Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC, and Medical Discoveries, Inc. (filed as Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-121635 filed on form SB-2 on June 2, 2005, and incorporated herein by reference).

Number	Exhibit
10.4	Employment Agreement dated March 1, 2005 between Medical Discoveries, Inc. and Judy M. Robinett. (filed as Exhibit 10.4 to Amendment No. 3 to Registration Statement No. 333-121635 filed on Form SB-2 on October 13, 2005, and incorporated herein by reference).

10.5	Definitive Master Agreement, dated as of July 29, 2006, by and between MDI Oncology, Inc. and Eucodis Forschungs und Entwicklungs GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2006, and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

/S/ JUDY M. ROBINETT Judy M. Robinett
President and Chief Executive Officer
Date: August 14, 2006

INDEX TO EXHIBITS

Number	Exhibit
2.1	Sale and Purchase Agreement between Attorney Hinnerk-Joachim Müller as liquidator of Savetherapeutics AG i.L. and Medical Discoveries, Inc. regarding the purchase of the essential assets of Savetherapeutics AG i.L. (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

4.1	Registration Rights Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.2	Registration Rights Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC and Medical Discoveries, Inc. (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.3	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.1 to Registration Statement No. 333-121635 filed on Form SB-2 on December 23, 2004, and incorporated herein by reference).

4.4	Amendment to Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.2 to Registration Statement No. 333-121635 filed on Form SB-2 on December 23, 2004, and incorporated herein by reference).

10.1	2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.2	Subscription Agreement dated October 18, 2004 among Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC, and Medical Discoveries, Inc. (filed as Exhibit 10.2 to Amendment No. 2 to Registration Statement No. 333-121635 filed on form SB-2 on June 2, 2005, and incorporated herein by reference).

10.3	Subscription Agreement dated December 3, 2004 among Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC, and Medical Discoveries, Inc. (filed as Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-121635 filed on form SB-2 on June 2, 2005, and incorporated herein by reference).

10.4	Employment Agreement dated March 1, 2005 between Medical Discoveries, Inc. and Judy M. Robinett. (filed as Exhibit 10.4 to Amendment No. 3 to Registration Statement No. 333-121635 filed on Form SB-2 on October 13, 2005, and incorporated herein by reference).

10.5	Definitive Master Agreement, dated as of July 29, 2006, by and between MDI Oncology, Inc. and Eucodis Forschungs und Entwicklungs GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2006, and incorporated herein by reference).

Number	Exhibit
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.