Form 10QSB
period 2006-09-30
MEDICAL DISCOVERIES INC
filed 2006-11-14
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
      __________________________________________
(Address of principal executive offices)

(801) 582-9583
____________________________________
(Issuer’s telephone number, including area code)

N/A
____________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2006, there were 117,922,148 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3. CONTROLS AND PROCEDURES	16

PART II OTHER INFORMATION
ITEM 6. EXHIBITS	17
SIGNATURES	18
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are filed with this report:

Condensed Consolidated Balance Sheets as of September 30, 2006, (unaudited) and December 31, 2005 (unaudited)

Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited), and from inception of the development stage on November 20, 1991 through September 30, 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited), and from inception of the development stage on November 20, 1991 through September 30, 2006 (unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2006	2005
CURRENT ASSETS

Cash	$103,744	$654,438
Receivables	225,000	-

Total Current Assets	328,744	654,438

Note receivable, net of allowance of $169,475	150,000	296,050
Property and Equipment, net	66,707	80,635

TOTAL ASSETS	$545,451	$1,031,123

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$2,165,193	$2,608,783
Accrued interest payable	260,202	237,836
Notes payable	56,000	56,000
Convertible notes payable	193,200	193,200
Research and development obligation	2,347,095	592,100
Financial instrument	1,139,245	2,859,596

Total Current Liabilities	6,160,935	6,547,515

NOTE PAYABLE	90,000	-

TOTAL LIABILITIES	6,250,935	6,547,515

STOCKHOLDERS' DEFICIT

Preferred Stock - undesignated, Series A, convertible; no par value; 50,000 shares authorized; 34,420 and 42,000 shares issued and outstanding, respectively;
(aggregate liquidation preference of $3,442,000 and $4,200,000, respectively)	514,612	523,334
Common stock, no par value; 250,000,000 shares authorized; 117,922,148 and
107,679,724 shares issued and outstanding, respectively	15,220,617	15,211,895
Additional paid-in capital	1,056,020	988,670
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(21,097,156)	(20,840,714)

Total Stockholders' Deficit	(5,705,484)	(5,516,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$545,451	$1,031,123

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception of the Development Stage on
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		November 20, 1991 Through
	2006	2005	2006	2005	September 30, 2006
REVENUES	$800,000	$-	$800,000	$-	$957,044

COST OF GOODS SOLD	-	-	-	-	14,564

GROSS PROFIT	800,000	-	800,000	-	942,480

OPERATING EXPENSES

General and administrative	618,359	557,713	1,349,825	1,446,034	18,404,822
Research and development	1,667,080	364,335	1,994,322	2,034,841	7,715,521
Inventory write-down	-	-	-	-	96,859
Impairment loss	-	-	-	-	9,709
License fees	-	-	-	-	1,001,500

Total Expenses	2,285,439	922,048	3,344,147	3,480,875	27,228,411

LOSS FROM OPERATIONS	(1,485,439)	(922,048)	(2,544,147)	(3,480,875)	(26,285,931)

OTHER INCOME (EXPENSES)

Unrealized gain (loss) on financial instrument	840,271	(200,673)	1,720,351	1,790,242	4,020,542
Interest income	519	2,674	2,295	17,584	57,593
Interest expense	(7,538)	(7,591)	(22,382)	(30,726)	(1,178,083)
Foreign currency transaction gain (loss)	2,300	(9,720)	(21,125)	51,080	35,355
Gain on debt restructuring	2,709	-	607,761	196,353	2,039,650
Other income	22	-	805	-	905,917

Total Other Income (Expenses)	838,283	(215,310)	2,287,705	2,024,533	5,880,974

NET LOSS	(647,156)	(1,137,358)	(256,442)	(1,456,342)	(20,404,957)

Preferred stock dividend from
beneficial conversion feature	-	-	-	-	(692,199)

NET LOSS APPLICABLE TO
COMMON SHAREHOLDERS	$(647,156)	$(1,137,358)	$(256,442)	$(1,456,342)	$(21,097,156)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	117,922,148	107,760,835	112,382,132	107,282,554

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)

			From Inception
			of the
			Development Stage
	Nine Months Ended September 30,		on November 20, 1991
	2006	2005	Through Sept. 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(256,442)	$(1,456,342)	$(20,404,957)
Adjustments to reconcile net loss to net cash used by operating activities:
Foreign currency transaction (gain) loss	21,125	(51,080)	(35,355)
Bad debt expense	167,175	-	167,175
Gain on debt restructuring	(607,761)	(196,353)	(2,039,650)
Common stock issued for services, expenses, and litigation	-	18,750	4,267,717
Commitment for research and development obligation	1,712,745	665,700	2,378,445
Depreciation	13,928	4,613	122,714
Reduction of escrow receivable from research and development	-	-	272,700
Unrealized gain on financial instrument	(1,720,351)	(1,790,242)	(4,020,542)
Stock options and warrants granted for services	67,350	-	4,878,603
Reduction of legal costs	-	-	(130,000)
Write-off of subscriptions receivable	-	-	112,500
Impairment of loss on assets	-	-	9,709
Loss on disposal of equipment	-	51,100	30,364
Write-off of accounts receivable	-	-	245,065
Note payable issued for litigation	-	-	385,000
Changes in operating assets and liabilities
Increase in receivables	(225,000)	-	(232,529)
Increase in accounts payable	254,171	209,939	2,718,357
Increase in accrued interest payable	22,366	30,672	660,285
Net Cash Used by Operating Activities	(550,694)	(2,513,243)	(10,614,399)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in deposits	-	-	(51,100)
Purchase of equipment	-	(78,045)	(221,334)
Issuance of notes receivable	-	(313,170)	(313,170)
Payments received on notes receivable	-	-	130,000
Net Cash Used by Investing Activities	-	(391,215)	(455,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, preferred stock and warrants for cash	-	3,006,000	10,033,845
Contributed equity	-	-	131,374
Proceeds from notes payable	-	-	1,336,613
Payments on notes payable	-	(300,000)	(801,287)
Proceeds from convertible notes payable	-	-	571,702
Payments on convertible notes payable	-	-	(98,500)
Net Cash Provided by Financing Activities	-	2,706,000	11,173,747

NET INCREASE (DECREASE) IN CASH	(550,694)	(198,458)	103,744

CASH AT BEGINNING OF PERIOD	654,438	1,455,397	-

CASH AT END OF PERIOD	$103,744	$1,256,939	$103,744

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Initial valuation of financial instrument	$-	$6,279,829
Conversion of preferred stock to common stock	$8,722	$-

See notes to condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006.

Loss Per Common Share

Loss per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of shares outstanding. Potential common shares from convertible preferred stock, convertible notes payable, convertible preferred stock, warrants and stock options have not been included as they are anti-dilutive. The potential common shares as of September 30, 2006 are detailed below.

	Potential Common Shares as of September 30,
	2006	2005
Convertible notes	$128,671	$128,671
Convertible preferred stock	62,018,018	38,244,444
Warrants	40,923,861	40,923,861
Stock options	19,983,000	19,483,000
Total potential common shares	$123,053,550	$98,779,976

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. We adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation" ("SFAS 123").

As a result of adopting FAS 123(R), we recognized compensation expense related to options granted during the nine months ended September 30, 2006 in the amount of $67,350, which was the fair value of the options issued during the nine months ended September 30, 2006.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured; and title and the risks and rewards of ownership have transferred to the buyer. At the time of the transaction we also assess whether or not collection is reasonably assured. If we determine that collection of a fee is not reasonably assured, we defer recognition of the fee as revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 2 — Going Concern Considerations

The Company’s recurring losses from development-stage activities in current and prior years raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company is attempting to raise additional capital to fund research and development costs and general and administrative expenses until it is able to consistently generate revenues and sustain profitable operations. However, there can be no assurance that these plans will be successful.

Note 3 - Stockholders’ Equity

Common and preferred stock

During January 2006, the Company converted 200 shares of Series A Preferred Stock into 242,424 shares of common stock pursuant to the Subscription Agreement dated October 18, 2004. The conversion price was $.0825 per share. The preferred stock had an assigned value of $8,722 which was reclassified to common stock at the time of conversion. During May 2006, the Company converted 7,380 shares of Series A Preferred Stock into 10,000,000 shares of Common Stock pursuant to the Subscription Agreement dated December 4, 2004. The conversion price was $.0738 per share. The preferred stock did not have any assigned value due to proceeds being assigned to the warrant liability.

Financial instrument

The Company adjusted to market value the outstanding warrants as of September 30, 2006. There were 40,923,861 warrants outstanding, and the fair value of the financial instrument was $1,139,245. The Company used the Black Scholes model in calculating fair value with the following assumptions: volatility of 136%, risk-free interest rate of 4.91%, and an expected life of one and a half years. The changes in fair market value have been recorded as adjustments in the line “Unrealized gain on financial instrument” in the financial statements.

Stock options

During the nine months ended September 30, 2006, the Company granted a stock option to a former officer and director. The option is for 500,000 shares exercisable at $0.25 per share through December 31, 2010. The Company valued these options at $67,350 ($0.13 per share) using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 4.3%, volatility of 152%, and an expected life of five years.

Note 4 - Related Party Transactions

At September 30, 2006, the Company had accounts payable to current and former officers and directors totaling $1,090,978 for services performed and costs incurred in behalf of the Company, including $879,727 payable to the Company’s President and CEO. Also at September 30, 2006, the Company had accounts payable to its Controller of $73,000 and former officers of the Company of $138,251.

Note 5 - Notes Receivable

On July 15, 2005, the Company entered into an Assignment of Patent, Participation and Research and Development Agreement (the “Agreement”) with the inventor of the Company’s formestane cream technology. The terms of the Agreement included the Company granting a non-interest bearing loan to the inventor. As of September 30, 2006, the amount of the loan was €250,000 (approximately $317,175 under current exchange rates). On October 30, 2006 the Company amended the Agreement and entered into a Loan and Security Agreement for a Special Purpose Loan. This loan agreement provides for the Company to advance loan installments of €50,000 (approximately $63,435 under current exchange rates) during the remainder of 2006, €110,000 (approximately $139,557 under current exchange rates) during 2007 and €90,000 (approximately $114,183 under current exchange rates) during 2008. The loans are secured by 2,301,000 warrants for the Company’s Common Stock issuable to the inventor upon conclusion of certain pending transfers of patent and patent application rights to the Company (see Note 6). The Company has agreed to forgive the balance of the loan in the event the proceeds from the sale of the common stock upon conversion of the warrants are not adequate to pay in the full the balance of the loan. During the quarter ended September 30, 2006 the Company provided in the accompanying financial statements an allowance of $165,175 related to collectibilty of this note receivable.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 6 - Formestane Cream (formerly SaveCream) Asset Purchase

On March 16, 2005, the Company completed the purchase of the intellectual property assets (the “Assets”) of Savetherapeutics AG, a German corporation in liquidation in Hamburg, Germany (“SaveT”). The Assets consist primarily of patents, patent applications, pre-clinical study data and clinical trial data concerning formestane cream (formerly called SaveCream), a developmental-stage topical aromatase inhibitor treatment for breast cancer. Formestane cream did not generate revenues for SaveT.

The purchase price of the Assets was €2,350,000 (approximately $3 million under current exchange rates), payable as follows: €500,000 at closing, €500,000 (approximately $665,700 on the date of transaction, $634,350 using the September 30, 2006 exchange rates) upon conclusion of certain pending transfers of patent and patent application rights from formestane cream’s inventors to the Company, and the remaining €1,350,000 (approximately $1,712,745 at September 30, 2006) upon successful commercialization of the Assets.

The pending transfers of patent and patent application rights have not occurred as of September 30,2006. The Company has deemed the transfers are reasonably likely to occur due to existing contractual commitments of the inventors and the reasonably likely success of the Company’s action in German court proceeding to effect these transfers. Accordingly, the Company has recorded the second €500,000 payment as a research and development obligation in these financial statements.

In July, 2006 the Company entered into a co-development and license agreement with Eucodis Forschungs-und Entwicklungs GmbH (Eucodis) which provides for up-front licensing fees and milestone payments in excess of the €1,350,000 threshold for successful commercialization of the Assets. Accordingly, in the quarter ended September 30, 2006 the Company recorded the final €1,350,000 purchase price payment as research and development obligation in the accompanying financial statements. Consistent with the Company’s conclusion that no business had been acquired in connection with the purchase of the Assets, the charge has been reflected as a research and development expense in the accompanying financial statements.

Note 7 - Other Significant Transactions

Debt Restructuring

On June 10, 2006, the Company entered into an agreement with a former vendor to forgive certain accrued expenses. The balance owed before the agreement was $229,066. Per the agreement, $3,975 was paid on the date of the agreement, another $3,975 will be paid by November 7, 2006, and $131,116 was forgiven. The remaining balance of $90,000 will be due and payable immediately upon MDI’s receipt of $1 million in cumulative license revenue for MDI’s drug MDI-P in any human indication and has been recorded as Note Payable in the accompanying financial statements. Additionally, the company determined $476,645 of previously recorded payables has passed the statue of limitations for collection and are included in gain on debt restructuring in the accompanying financial statements.

Licensing Agreement

On May 8, 2006, MDI Oncology, Inc. (MDIO), a wholly-owned subsidiary of Medical Discoveries, Inc., entered into a letter of intent with Eucodis. The agreement included a $192,825 exclusivity fee for the sixty day period ending July 8, 2006. This amount has been recoded as revenue in accompanying financial statements.

On July 29, 2006, MDIO entered into a Definitive Master Agreement (the “Agreement”) with Eucodis. The agreement will give Eucodis the exclusive right and license to develop, manufacture, and commercialize the Formestane Cream in the European Union for use in breast cancer. According to the Agreement, MDIO will receive upfront license fees and milestone payments of approximately $2.4 million (at current exchange rates), plus royalties. As of September 30, 2006, the Company had received license fees of $382,175 in cash and recorded another $225,000 as receivable and these amounts have been recoded as revenue in the accompanying financial statements. The receivable balance was collected subsequent to the date of these financial statements.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements

Amendment and Loan Agreement with Inventor

On October 30, 2006, the Company amended its Assignment of Patent, Participation and Research and Development Agreement (the “Amendment”) and entered into a Loan and Security Agreement for a Special Purpose Loan (“the Loan Agreement”) with the inventor of the Company’s formestane cream technology. Per the terms of the Amendment the inventor relinquished his right to receive a 6% interest in MDIO and will receive 2,301,000 warrants for the Company’s Common Stock upon the completion of pending transfers of patent and patent application rights. The Amendment also terminated as of March 1, 2006 the inventor’s obligation to perform certain research activities in exchange for a fee of €120,000 per annum (approximately $152,000 using current exchange rates.) Additionally the Loan Agreement provides for the Company to advance a €250,000 non-interest bearing loan to the inventor. The loan balance is payable at the request of MDI and is secured by warrants for the Company’s stock. However, if the proceeds from the conversion and sale of the warrants is insufficient to fully repay the loan, the Company has agreed to forgive any remaining unpaid balance on the loan.

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

To date, we have not generated significant revenues from operations or realized a profit. Through September 30, 2006, we had incurred cumulative net losses since inception of $22,496,733.

Recent Events

On July 29, 2006, MDI Oncology, Inc. (“MDIO”), a subsidiary of the Company, entered into a Definitive Master Agreement (the “Agreement”) with Eucodis Forschungs - und Entwicklungs GmbH of Vienna, Austria (“Eucodis”). Pursuant to the Agreement, MDIO licensed to Eucodis the exclusive right to develop, manufacture and commercialize MDIO’s formestane cream product in the European Union and certain surrounding countries. Eucodis is obligated to develop the products through Phase II clinical trials as per U.S. Food and Drug Administration and European Medicines Agency (EMEA) standards. If the product is not out-licensed by Eucodis following Phase II, then a Steering Committee created by the parties will determine whether and how to proceed to Phase III trials.

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

Cystic Fibrosis IND. We are continuing to prosecute our IND for cystic fibrosis with the FDA. We submitted an amended IND to the FDA on March 16, 2006. On April 21, 2006, the FDA responded and continued the clinical hold pending the outcome of yet another battery of preclinical trials. Specifically, the FDA has suggested we conduct two additional toxicity studies (dose response and acute toxicity) in a third mammal species, the rat. Data from those studies will help establish safe dosing in humans. In addition, the FDA has asked for additional data on the extractable components of MDI-P. As of the September 30, 2006 the Company is in the process of contacting contract research organizations and other vendors to perform these studies and current estimates to complete this work are approximately $1,500,000 to $2,000,000.

The additional studies and data the FDA is requesting can be completed within six to nine months time. However, we will need additional capital to conduct the studies. We estimate the cost of the studies plus overhead expenses during the period of study to require an aggregate of $2 to $3 million in funding.

Results of Operations

Revenues and Gross Profit — On May 8, 2006 we entered into a letter of intent with Eucodis to proceed with an evaluation, negotiation and possible execution of a definitive agreement to license and co-develop formestane cream. The agreement included a $192,825 exclusivity fee for the sixty day period ending July 8, 2006. The fee was received and recorded as revenue in our third quarter. Additionally, we recorded revenue of $607,175 related to the upfront payments due during the third quarter of 2006 as specified in the co-development agreement with Eucodis. As we continue to pursue preclinical and clinical testing of our pharmaceuticals, we may not book significant revenues in the near future, except for the revenue related to the Eucodis fees.

Operating Expenses and Operating Income or Loss — We incurred $1,667,080 of research and development fees in the third quarter of 2006 as compared to $364,335 in the same quarter of 2005. The research and development expenses in the third quarter of 2006 were incurred primarily in connection with accruing the remaining €1,350,000 (approximately $1,712,745 at September 30, 2006) future payment obligation for the purchase of the intellectual property assets of Savetherapeutics AG, a German corporation in liquidation in Hamburg, Germany. This payment is due upon the successful commercialization of the assets, which in the purchase agreement is specified as receiving €1,350,000 of revenue related to formestane cream. In July, 2006 the Company entered into a co-development and license agreement with Eucodis Forschungs-und Entwicklungs GmbH (Eucodis) which provides for up-front licensing fees and milestone payments in excess of the €1,350,000 threshold for successful commercialization of the assets. Consistent with the Company’s conclusion that no business had been acquired in connection with the purchase of the Assets, the charge has been reflected as a research and development expense in the accompanying Condensed Consolidated Statement of Operations. The balance of the expenses in third quarter of 2006 and the expenses in the third quarter of 2005 were incurred in connection with the pre-clinical testing of MDI-P.

For the nine months ended September 30, 2006 we incurred $1,994,322 of research and development expenses as compared to $2,034,841 in the first nine months of 2005. The expenses in 2005 were related primarily to accruing the final payment for the purchase of the intellectual property of Savetherapeutics, AG and costs incurred with the pre-clinical development of our anti-infective compound, MDI-P. In the first nine months of 2005 we incurred $2,034,841 of research and development expenses, $1,345,000 of which related to our acquiring the patents and patent rights relating to formestane cream. The balance of the expenses related to preclinical testing of MDI-P.

Our general and administrative expenses in the third quarter of 2006 were $618,359 as compared to $557,713 in the same quarter of 2005. The expenses in this quarter were related primarily to the salaries of our executive and administrative staff and legal expense incurred in connection with negotiating and drafting the license and co-development agreement with Eucodis. Additionally the company incurred legal expenses for the continued activities to transfer and fully assign the patent and application rights from the formestane cream inventors to our company. The increase in general and administrative expense from the third quarter of 2005 was due primarily to increase in legal expenses. In the first nine months of 2006 we incurred $1,349,825 of general and administrative expenses as compared to $1,446,034 of expenses for the same period of 2005. As a result of the foregoing, we sustained an operating loss of $1,485,439 for the quarter ended September 30, 2006 and $2,544,147 for the first nine months of 2006, as compared with an operating loss of $922,048 and $3,480,875 for the same periods of 2005 respectively.

Other Income/Expense and Net Loss — We recorded $519 in interest income and incurred interest expenses of $7,538 for the quarter ended September 30, 2006, as compared with interest income of $2,674 and $7,591 in interest expenses for the same period of 2005. During the quarter ended September 30, 2006, we also booked a foreign currency gain of $2,300. We had a foreign currency loss of $9,720 for the same period of 2005. In addition, we recorded $840,271 as unrealized gain on financial instrument during the quarter ended September 30, 2006 to record the accounting of warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005. The unrealized loss on financial instrument was $200,673 for the same period of 2005. In sum, our net loss applicable to common shareholders for the third quarter of 2006 was $647,156 or a loss of $0.01 per fully diluted share as compared to a loss applicable to common shareholders of $1,137,358 or a loss of $0.01 per fully diluted share.

We recorded $2,295 in interest income and incurred interest expenses of $22,382 for the nine months ended September, 30, 2006, as compared with interest income of $17,584 and $30,726 in interest expenses for the same period of 2005. During the nine months ended September 30, 2006, we also recorded a foreign currency loss of $21,125. We had a foreign currency gain of $51,080 for the same period of 2005. In addition, we recorded $1,720,351 as unrealized gain on financial instrument during the first nine months of 2006 to record the accounting of warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005 as compared to a gain of $1,790,242 for the same period of 2005. We also recorded a gain on debt restructuring of $607,761 in the first nine months of 2006 quarter as compared to a gain of $196,353 in the same period of 2005 as we continue to work out arrangements with vendors to settle amounts previously recoded as payables. In sum, our net loss applicable to common shareholders for the first nine months of 2006 was $256,442 or a loss of $0.00 per fully diluted share. For the first nine months of 2005 we incurred a net loss applicable to common shareholders of $1,456,342, making a loss of less than $0.01 per fully diluted share.

Future Expectations — We may incur losses from operations for several more years while we continue to research, gain regulatory approval of, and commercialize our technologies. If funding is available, we will spend more in research and development expenses for the pre-clinical test for MDI-P as we continue to implement our commercialization strategy. Similarly, if funding becomes available, we expect our general and administrative expenses to continue to increase for the remainder of 2006 as we continue to expand the scope of our operations and build out our infrastructure. As a result, we expect to continue to experience losses form operations in 2006.

Liquidity and Capital Resources - As of September 30, 2006, we had $103,744 in cash and had a working capital deficit of $5,832,191. Since our inception, we have financed our operations primarily through private sales of equity and the issuance of convertible and non-convertible notes and preferred stock. The company currently expects it will not be required to raise capital to advance its formestane cream technology through Phase II clinical trials as Eucodis has contractually agreed to incur these costs; however we will need to raise capital to fund some or all of the final payments related to the purchase of the intellectual property related to formestane cream and costs expected to be incurred related to obtaining the final transfers of patent and patent application rights. We continue to require significant supplementary funding to continue to develop, research, and seek regulatory approval of our MDI-P technologies. We do not currently generate any cash from operations and have no credit facilities in place or available.

To continue operating, we must raise additional financing or enter into appropriate collaboration agreements with third parties providing for cash payments to the Company.  Given that we are still in an early development stage, raising equity financing is difficult. In addition, any additional equity financing will have a substantial dilutive effect to our current shareholders. No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue funding operations.  In the absence of such financing or third-party collaborative agreements, we may be required to scale back or terminate operations and/or seek protection under applicable bankruptcy laws.

We estimate we will need approximately $1.5 to $2.0 million in capital to fund the pre-clinical testing in order to advance MDI-P to the next developmental milestone: approval of our Phase I IND. Additionally, we will need to raise funding to cover the costs of our general and administrative expenses until the next developmental milestone. If our IND application is approved, we will need additional capital to initiate Phase I clinical trials. We estimate the cost to complete Phase I and Phase II clinical trials to be several million dollars per indication and the cost to complete Phase III testing and obtain approval to market to be in the tens of millions of dollars per indication. While our ability to obtain financing may improve in the event an IND application is approved and we enter the clinic, we cannot give assurances that we will have access to the significant capital required to take a drug through regulatory approvals and to market. We may seek a partner in the global pharmaceutical industry to help us co-develop, license, or even purchase some or all of our technologies.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

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

MEDICAL DISCOVERIES, INC.

Date: November 14, 2006	By:	/s/ JUDY M. ROBINETT
Judy M. Robinett
President and Chief Executive Officer

INDEX TO EXHIBITS

Number	Exhibit

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