Form 10KSB
period 2006-12-31
MEDICAL DISCOVERIES INC
filed 2007-12-11
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-12627

MEDICAL DISCOVERIES, INC.
(Exact name of Small Business Issuer as specified in its charter)

Utah		87-0407858
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

6033 W. Century Blvd, Suite 1090, Los Angeles, California 90045
(Address of principal executive offices)

(310) 670-7911
Issuer’s telephone number:

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

The issuer had $800,000 of revenues for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of November 30, 2007, was $8,020,111.

As of November 30, 2007, the issuer had 197,643,780 shares of Common Stock outstanding, which includes 22,837,593 shares of common stock currently held in escrow.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans to cultivate, produce and market non-food based feedstock for applications in the biofuels market, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to Medical Discoveries, Inc., a Utah corporation, and, unless the context indicates otherwise, also includes our wholly-owned subsidiary, MDI Oncology, Inc., a Delaware corporation.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Prior to 2007, Medical Discoveries, Inc. was a developmental-stage bio-pharmaceutical company engaged in the research, validation, development and ultimate commercialization of two drugs. As more fully described in this report, during 2007 the Board of Directors of this company determined that it could no longer fund the development of its two drug candidates and could not obtain additional funding for these drug candidates. Accordingly, the Board decided to sell its two drug candidates and to develop a new business in the rapidly expanding business of renewable alternative energy sources. As a result, our future business plan, and our current principal business activities include the planting, cultivation, harvesting and processing of inedible plant feedstock to generate seed oils and biomass for use in the biofuels industry, including the production of bio-diesel. Bio-diesel is a diesel-equivalent, processed fuel derived from biological sources (such as plant oils), which can be used in diesel engines.

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

On March 22, 2005, we formed MDI Oncology, Inc., a Delaware corporation, as a wholly owned subsidiary to acquire certain intellectual property assets from the liquidation estate of Savetherapeutics, A.G.

In October 2007, we relocated our principal executive offices from 1338 S. Foothill Drive, #266, Salt Lake City, Utah 84108 to 6033 W. Century Blvd, Suite 1090, Los Angeles, California 90045. We intend to change our name to “Global Clean Energy Holdings, Inc.” to reflect our new focus on the bio-diesel alternative energy market. Our telephone number is (310) 670-7911. During our transition to our new business, we maintain two websites at www.gceholdings.com and www.medicaldiscoveries.com. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other related information are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Internet websites and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-KSB or any other Securities and Exchange Commission filing.

Transition to new Business

Until 2007, we were a developmental-stage bio-pharmaceutical company engaged in the research, validation, development and ultimate commercialization of two drugs: MDI-P and SaveCream. MDI-P is a drug candidate that we were developing as an anti-infective treatment for bacterial infections, viral infections and fungal infections. SaveCream is a drug candidate that we were developing to reduce breast cancer tumors. Both of these drugs were under development, and had not been approved by the U.S. Food and Drug Administration (FDA). The total cost to develop these two drugs, and to receive the approval from the FDA, would have cost many millions of dollars and taken many more years. In the past, we attempted to fund our development costs through the sale of equity securities and the placement of debt, including the sale of our Series A Convertible Preferred Stock. To date, we have not generated significant revenues from operations or realized a profit. Through December 31, 2006, we had incurred cumulative net losses of more than $22 million since inception.

Early in 2007, our Board of Directors determined that we could no longer fund the development of our two drug candidates and that we could not obtain additional funding for these drug candidates. The Board noted that the commencement of human clinical trials of the MDI-P drug candidate was on Full Clinical Hold by the FDA under 21 CRF 312.42(b) and may not be initiated until deficiencies in our IND application are resolved to the FDA’s satisfaction. The FDA has concluded that our IND application did not contain sufficient toxicology and genetic toxicology data to support the safety of the proposed clinical trial. We considered the uncertainty of the efficacy and safety of the MDI-P compound, the costs involved in further developing the compound and the limited market, and thereafter concluded that we did not have the capability or capacity to take the MDI-P compound to commercialization. Our Board also evaluated the value of the SaveCream drug candidate that is currently being co-developed with Eucodis Pharmaceuticals Forschungs - und Entwicklungs GmbH, an Austrian company (“Eucodis”), and the return we could expect for our shareholders, and determined that the highest value for this drug candidate could be realized through a sale of that drug candidate to Eucodis. Accordingly, our Board sought to maximize the return from these assets through their sale.

On July 6, 2007, we entered into an agreement with Eucodis to sell SaveCream for an aggregate of €4,007,534 (approximately U.S. $5,906,000 based on the currency conversion rate in effect as of November 30, 2007), which consideration is payable in cash and by the assumption of certain of our outstanding liabilities. The consummation of the sale of the SaveCream to Eucodis is contingent upon the approval of our shareholders, and we anticipate holding a special meeting of the shareholders to approve the Eucodis transaction after our pending proxy statement has been cleared for use by the SEC.

We also entertained various offers to purchase our rights to the MDI-P compound. On August 9, 2007, we sold the MDI-P compound for $310,000 in cash.

Having agreed to dispose of the foregoing assets, we considered entering into a number of other businesses that would enable us to be able to provide our shareholders with future value. Our Board has decided to develop a business to produce and sell seed oils, including seeds oils harvested from the planting and cultivation of Jatropha curcas plant, for the purpose of providing feedstock oil intended for the generation of methyl ester, otherwise known as bio-diesel (the “Jatropha Business”). Our Board concluded that there was a significant opportunity to participate in the rapidly growing biofuels industry, which previously was mainly driven by high priced, edible oil-based feedstocks. In order to commence our new Jatropha Business, effective September 7, 2007, we (i) hired Richard Palmer, an energy consultant, and a member of Global Clean Energy Holdings LLC (“Global”) to act as the our new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide us with consulting services related to the development of the Jatropha Business, and (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel from Global. See, “Item 1. Description of Business—The Jatropha Business,” below.

Overview of Legacy Bio-Pharmaceutical Business.

Prior to our transition to our new Jatropha Business, we were engaged in the development of two potential drug candidates that we referred to as “SaveCream” and “MDI-P.” We purchased our SaveCream technologies from the liquidator of Savetherapeutics AG i.L., pursuant to an asset purchase agreement dated March 11, 2005. The SaveCream assets consist primarily of patents, patent applications, pre-clinical study data and anecdotal clinical trial data concerning SaveCream. We purchased the SaveCream assets for €2,350,000 payable as follows: €500,000 at closing, €500,000 upon conclusion of certain pending transfers of patent and patent application rights from SaveCream’s inventors to the Company, and €1,350,000 upon successful commercialization of the Assets. In addition to purchasing the SaveCream asset, we were developing MDI-P as an anti-infective drug for the treatment of bacterial infections, viral infections and fungal infections. In addition, we considered that MDI-P could be a useful therapy for the treatment of cystic fibrosis. However, the commencement of human clinical trials of MDI-P was on Full Clinical Hold by the FDA because the FDA concluded that our IND application did not contain sufficient toxicology and genetic toxicology data to support the safety of the proposed clinical trial. Our business strategy was to further develop the SaveCream asset, and to commence human clinical trials of MDI-P for cystic fibrosis following completion of the required toxicity and genetic toxicity testing.

Prior to the sale of the MDI-P asset, we held eight United States Patents, two Japanese patents and a Mexican patent covering various applications for MDI-P, the machinery that manufactures it and the method by which it is manufactured. The U.S. Patents were as follows:

•	Patent No. 5,334,383: “Electrically Hydrolyzed Salines as In Vivo Microbicides for the Treatment of Cardiomyopathy and Multiple Sclerosis”

•	Patent No. 5,507,932: “Apparatus for Electrolyzing Fluids”

•	Patent No. 5,560,816: “Method for Electrolyzing Fluids”

•	Patent No. 5,622,848: “Electrically Hydrolyzed Saline Solution as Microbicides for In Vitro Treatment of Contaminated Fluids Containing Blood”

•	Patent No. 5,674,537: “An Electrolyzed Saline Solution Containing Concentrated Amount of Ozone and Chlorine Species”

•	Patent No. 5,731,008: “Electrically Hydrolyzed Salines as Microbicides”

•	Patent No. 6,007,686: “System for Electrolyzing Fluids for Use as Antimicrobial Agents”

•	Patent No. 6,117,285: “System for Carrying Out Sterilization of Equipment”

The Japanese and Mexican patents provided coverage in those countries for several of the U.S. patents. We also held pending applications with the US Patent and Trademark Office for patents on MDI-P as a pharmaceutical treatment for cystic fibrosis, sepsis and asthma, including (i) a patent application for the use of MDI-P in the treatment of sepsis, (ii) a provisional patent application for the use of MDI-P in the treatment of sepsis, and (iii) a provisional patent application for the use of MDI-P in the treatment of asthma.

We also held intellectual property assets relating to the SaveCream drug, including the following four patent families which are the subject of on-going litigation in the German Federal Court in Hamburg, Germany:

•	“Substances and Agents for Positively Influencing Collagen.” This included a EU patent application and a Canadian patent.

•	“Topical Treatment for Mastalgia.” This included U.S. patent application 10/416,096 filed October 30, 2001, and a European Union patent application.

•
“Medicament for Preventing and/or Treating a Mammary Carcinoma Containing a Steroidal Aromatase Inhibitor.” This included a U.S. patent application, No. 09/646,355, filed November 16, 2000 and divisional and continuation applications based upon the initial application.

•	“Aromatase Marking.” This included a U.S. Patent application, No. 10/487,953, filed August 28, 2002, as well as a European Union patent application.

Competition for our bio-pharmaceutical drugs

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technologies and intense competition. Our competitors in the bio-pharmaceutical market included many major pharmaceutical, and specialized biotechnology companies, most of which have financial, technical, and marketing resources significantly greater than ours. Fully integrated pharmaceutical companies, due to their expertise in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing, as well as their substantially greater financial and other resources, were our most formidable competitors. In addition, colleges, universities, governmental agencies, and other public and private research organizations are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also competed with us in recruiting and retaining highly qualified scientific personnel.

In particular, we faced competition from the manufacturers of products that would have competed with MDI-P and SaveCream in the event we successfully commercialized both drugs. The products currently available for the treatment of targeted by SaveCream and MDI-P included drugs produced by Pfizer, Bristol-Myers Squibb, Boehringer Ingelheim, GlaxoSmithKline, Gilead Sciences, Hoffman-La Roche, Merck, Abbott Laboratories, Agouron Pharmaceuticals, Abraxis BioScience, Inc., AstraZeneca and Trimeris. The significant pressure we faced from competitors with substantially greater financial and other resources contributed to our decision to exit the biotechnology and pharmaceutical industries.

Government Regulations

Our prior intention to use MDI-P and SaveCream as pharmaceuticals made us subject to extensive regulation by United States and foreign governmental authorities. In particular, pharmaceutical treatments are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA in the United States under the federal Food, Drug and Cosmetic Act and by comparable agencies in most foreign countries. Various federal, state and foreign statutes also govern or influence the manufacture, labeling, storage, record keeping, and marketing of such products. Pharmaceutical manufacturing facilities are also regulated by state, local, and other authorities. Obtaining approval from the FDA and other regulatory authorities for a new drug or treatment may take several years and involve substantial expenditures. Moreover, ongoing compliance with these requirements can require the expenditure of substantial resources. The delays and extensive costs associated with our efforts to commercialize MDI-P and SaveCream contributed to our decision to exit the biotechnology and pharmaceutical industries.

Recent Developments.

Asset Sale

On July 6, 2007, we entered into a sale and purchase agreement (as amended, the “SaveCream Asset Sale Agreement”) with Eucodis Pharmaceuticals Forschungs - und Entwicklungs GmbH, an Austrian company (“Eucodis”), pursuant to which Eucodis agreed to acquire our SaveCream assets in consideration for a cash payment and the assumption by Eucodis of certain of our current indebtedness (such transactions, collectively, the “SaveCream Asset Sale”). Pursuant to the SaveCream Asset Sale Agreement, as amended, the Asset Sale is scheduled to close on or before January 31, 2008.

The assets to be acquired by Eucodis pursuant to the SaveCream Asset Sale Agreement include all of our right, title and interest in all patents, patent applications, regulatory files, pre-clinical study data and anecdotal clinical trial data concerning our “SaveCream” drug candidate. We acquired SaveCream and certain other related intellectual property assets from the liquidator of Savetherapeutics AG i.L., a German company, pursuant to a certain asset purchase agreement dated as of March 11, 2005. At the closing of the SaveCream Asset Sale, we will also assign to Eucodis all of our right, title and interest in a certain co-development agreement with Eucodis, dated as of July 29, 2006, related to the co-development and licensing of SaveCream, and our rights under certain other contracts relating to SaveCream. We also intend to close our wholly owned subsidiary MDI Oncology, Inc. upon the closing of the sale of the SaveCream asset to Eucodis.

The purchase price payable by Eucodis under the SaveCream Asset Sale Agreement will be €4,007,534 (approximately $5,906,000 based on the currency conversion rate in effect as of November 30, 2007), a portion of which comprised (i) a cash payment of €1,538,462 (approximately $2,267,000 based on the currency conversion rate in effect as of November 30, 2007), which is due and payable to us at the closing, less $200,000 already received from Eucodis in March 2007 upon the signing of the Letter of Intent, and (ii) Eucodis’ assumption of an aggregate of €2,469,072 (approximately $3,639,000 based on the currency conversion rate in effect as of November 30, 2007), constituting specific indebtedness currently owed to certain of our creditors. In addition, at the closing of the SaveCream Asset Sale, Eucodis will assume all of our financial and other obligations under certain other contracts relating to SaveCream, and reimburse us for certain costs we have incurred since February 28, 2007 in connection with preserving the assets to be acquired by Eucodis under the SaveCream Asset Sale Agreement.

In addition, we have agreed to a non-compete provision for the duration of five years after the closing of the SaveCream Asset Sale. Specifically, the non-compete provision will restrict us, and our affiliates, from undertaking research and development activities with respect to SaveCream, or any other product that could be used in reasonable substitution of SaveCream, or commercializing any products based on SaveCream, unless expressly authorized by Eucodis.

Global Clean Energy Holdings, LLC -- Share Exchange Agreement

In connection with our efforts to commence the Jatropha Business, on September 7, 2007, we entered into a share and exchange agreement (the “Global Agreement”) pursuant to which we acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, a Delaware limited liability company (“Global”). Global is a company that owns certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the seed of the Jatropha plant, for the purpose of providing feedstock oil intended for the production of bio-diesel. Richard Palmer and Mobius Risk Group, LLC, a Texas limited liability company engaged in providing energy risk advisory services (“Mobius”), were the sole owners of the outstanding equity interests of Global. Richard Palmer was also a member of Global.

In exchange for all of the outstanding ownership interests in Global, we issued 63,945,257 shares of our common stock to Richard Palmer and Mobius. The shares issued to Mr. Palmer and Mobius in the acquisition of Global represented 35% of our outstanding shares of common stock immediately after the acquisition (excluding the shares of Series A Convertible Preferred Stock). Of the 63,945,257 shares issued under the Global Agreement, 36,540,146 shares were issued and delivered to Mr. Palmer (5,220,021 shares) and Mobius (31,320,125 shares) at the closing of the Global Agreement without any restrictions. The remaining 27,405,111 shares of common stock were, however, issued as restricted shares, subject to forfeiture in the event that certain specified performance milestones are not achieved. The restricted shares are being held by us in escrow until such shares are either released or cancelled. An aggregate of 23,490,095 restricted shares were issued to Mobius, and 3,915,016 restricted shares were being issued to Palmer. If and when certain specified milestones are achieved, the restricted shares will be released and delivered to Mr. Palmer and Mobius in accordance with the terms and conditions of the Global Agreement. During the time that the restricted shares are restricted and subject to forfeiture, the restricted shares shall be outstanding shares for all purposes and shall be entitled to vote and receive dividends, if any are declared. As of November 30, 2007, a total of 4,567,518 of Mr. Palmer and Mobius’ restricted shares were released from the restrictions and delivered on a pro rata basis per the terms of the Global Agreement to Mr. Palmer and Mobius.

In order to obtain the expertise necessary to exploit the assets we acquired under the Global Agreement, we also entered into an employment agreement with Richard Palmer, and a consulting agreement with Mobius.

Mobius Consulting Agreement

Concurrent with the execution of the Global Agreement, we entered into a consulting agreement with Mobius pursuant to which Mobius has agreed to provide consulting services to us in connection with our new Jatropha Business. We engaged Mobius as consultant to obtain Mobius’ experience and expertise in the feedstock/bio-diesel market to assist us in developing our new business operations. Mobius’ compensation for the services provided under the consulting agreement is a monthly retainer of $45,000; the term of the Mobius consulting agreement is twelve months, or such shorter period until the scope of work under the agreement has been completed.

Employment Agreement

On September 7, 2007, we entered into an employment agreement (effective as of September 1, 2007) with Richard Palmer pursuant to which we hired Mr. Palmer to serve as our President and Chief Operating Officer. Mr. Palmer was also appointed to serve as director on our Board to serve until the next election of directors by our shareholders. Upon the resignation of the current Chief Executive Officer, Mr. Palmer also will become our Chief Executive Officer. We hired Mr. Palmer to take advantage of his experience and expertise in the feedstock/bio-diesel industry, and in particular, in the Jatropha bio-diesel and feedstock business.

Under Mr. Palmer’s employment agreement, we granted Mr. Palmer an incentive option to purchase up to 12,000,000 shares of our common stock at an exercise price of $0.03 (the trading price on the date the agreement was signed), subject to our achievement of certain market capitalization goals. The option expires after five years. In addition, Mr. Palmer’s compensation package includes a base salary of $250,000, and a bonus payment contingent on Mr. Palmer’s satisfaction of certain performance criteria, which will not exceed 100% of Mr. Palmer’s base salary. The term of employment commenced September 1, 2007 and ends on September 30, 2010, unless terminated earlier in accordance with the terms of that agreement.

Appointment of New Directors

At a meeting of our Board held on August 30, 2007, the Board appointed three individuals to the fill three vacancies on the Board. In connection with covenants we made under the Global Agreement and Mr. Palmer’s employment agreement, the Board appointed Richard Palmer and Eric J. Melvin to fill two of the vacancies on the Board. In addition, the Board appointed Martin Schroeder to fill the final vacancy on the Board. Messrs. Palmer, Melvin and Schroeder will stand for re-election at our next annual meeting of shareholders. All of the appointments were contingent upon, and became effective as of the consummation of the Global Share Exchange Agreement and the execution of Mr. Palmer’s employment agreement.

Mr. Eric Melvin currently is the Chief Executive Officer of Mobius and a principal owner of that energy consulting business.

Mr. Richard Palmer is our newly appointed President and Chief Operating Officer. Prior to joining us, Mr. Palmer was a Vice President of Mobius, specializing in providing consulting services related to alternative energy sources, including bio-diesel feedstock production. Mr. Palmer also owns a minority equity interest in Mobius.

Mr. Martin Schroeder currently is the Executive Vice President & Managing Director of The Emmes Group, Inc., a strategic business development, assessment and planning organization specializing in the support of firms engaged in the consumer product, technology, internet, medical diagnostic, biotechnology, and pharmaceutical industries. He also is the principal of Emmes Group Consulting, LLC. Mr. Schroeder has been providing consulting services to us since February 2007.

Lodemo Services Agreement

On October 15, 2007, we entered into a Service Agreement (the “Lodemo Agreement”) with Corporativo LODEMO S.A DE CV, a Mexican corporation (the “Lodemo Group”) in connection with our new Jatropha Business. We have decided to initiate our Jatropha Business in Mexico, and have already identified parcels of land in Mexico to plant and cultivate Jatropha. In order to obtain all of the logistical and other services needed to operate a large-scale farming and transportation business in Mexico, we entered into the Lodemo Agreement with the Lodemo Group, a privately held Mexican company with substantial land holdings, significant experience in fuel distribution and sales, liquids transportation, logistics, land development and agriculture.

Under our supervision, the Lodemo Group will be responsible for the establishment, development, and day-to-day operations of our Jatropha Business in Mexico, including the extraction of the oil from the Jatropha seeds, the delivery of the Jatropha oil to buyers, the purchase or lease of land in Mexico, the establishment and operation of one or more Jatropha nurseries, the clearing, planting and cultivation of the Jatropha fields, the harvesting of the Jatropha seeds, the operation of the our oil extraction facilities, and the logistics associated with the foregoing. Although the Lodemo Group will be responsible for identifying and acquiring the farmland, ownership of the farmland or any lease thereto will be held directly by us. The Lodemo Group will be responsible for hiring and managing all necessary employees. We will bear all direct and budgeted costs of the Jatropha Business in Mexico.

The Lodemo Group will provide the foregoing and other necessary services for a fee primarily based on the number of hectares of Jatropha under cultivation. We have agreed to pay the Lodemo Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The agreement has a 20-year term but we may terminate under certain circumstances. The Lodemo Group also will potentially receive incentive compensation for controlling costs below the annual budget established by the parties, production incentives for increase yield and a sales commission for biomass sales.

Loan Agreement

In order to fund its operations pending the closing of the SaveCream Asset Sale Agreement, on September 7, 2007, we entered into a loan and security agreement (“Loan Agreement”) with Mercator Momentum Fund III, L.P., a California limited partnership, pursuant to which Mercator Momentum Fund III, L.P. made available to us a secured term credit facility in the aggregate principal amount of $1,000,000 (the “Loan”). As of November 30, 2007, we have drawn down a total of $350,000 under the Loan Agreement, and we have issued a secured promissory note to Mercator Momentum Fund III, L.P. in the aggregate principal amount of $350,000 (the “Note”). Interest is payable on the Loan and the Note at a rate of 12% per annum, payable monthly. The loan matures and becomes due and payable on December 14, 2007. The Loan is secured by a first priority lien on all of our assets. Mercator Momentum Fund III, L.P. and its affiliates currently own all of the issued and outstanding shares of Series A Convertible Preferred Stock. We have used the proceeds of the Loan to fund our working capital needs.

Series B Preferred Stock

In order to obtain additional working capital, on November 6, 2007, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two accredited investors, pursuant to which we sold a total of 13,000 shares of our newly authorized Series B Convertible Preferred Stock (“Series B Shares”) for an aggregate purchase price of $1,300,000. Each share of the Series B Shares has a stated value of $100. The two purchasers of our Series B Shares are parties, which we expect to be engaged in our Jatropha Business in Mexico.

The Series B Shares may, at the option of each holder, be converted at any time or from time to time into fully paid and non-assessable shares of our common stock at the conversion price then in effect. The number of shares into which one Series B Share shall be convertible is determined by dividing $100 per share by the conversion price then in effect. The initial conversion price per share for the Series B Shares is $0.11, which is subject to appropriate adjustment for certain events, including stock splits, stock dividends, combinations, recapitalizations or other recapitalizations affecting the Series B Shares.

Each holder of Series B Shares is entitled to the number of votes equal to the number of shares of our common stock into which the Series B Shares could be converted on the record date for such vote, and shall have voting rights and powers equal to the voting rights and powers of the holders of our common stock. In the event of our dissolution or winding up, each share of the Series B Shares is entitled to be paid an amount equal to $100 (plus any declared and unpaid dividends) out of the assets of our company then available for distribution to shareholders; subject, however, to the senior rights of the holders of our Series A Convertible Preferred Stock.

No dividends are required to be paid to holders of the Series B Shares. However, we may not declare, pay or set aside any dividends on shares of any class or series of our capital stock (other than dividends on shares of our common stock payable in shares of common stock) unless the holders of the Series B Shares shall first receive, or simultaneously receive, an equal dividend on each outstanding share of Series B Shares.

Employees.

As of December 31, 2006, we had one employee, our Chief Executive Officer, Judy M. Robinett. As of November 30, 2007, we currently have two (2) employees, Ms. Robinett and Mr. Palmer. Ms. Robinett will resign in the near future, and Mr. Palmer will assume her responsibilities as the Chief Executive Officer. During the initial development of our Jatropha Business, most of our Jatropha-related services are being provided to us by the Mobius Risk Group and the Lodemo Group. In addition, our accounting and other administrative functions are also currently being provided to us by consultants. At such time as capital resources permit, we will hire full-time employees to assume these positions.

The Jatropha Business.

Business Strategy

As of September 7, 2007, the day on which we entered into the Global Agreement, we changed the core business of our company to focus on the cultivation of non-edible feedstock for certain applications in the biofuels market. In particular, we anticipate that our core activities in the future will include the planting, cultivation, harvesting and processing of Jatropha plant feedstock to generate seed oils and biomass for use in the biofuels industry, including the production of bio-diesel and certain other biofuels.

Bio-diesel is a diesel-equivalent, processed fuel derived from biological sources (such as plant oils), which can be used in diesel engines and as a replacement for fuel oil. The term “biofuels” refers to a range of biological based fuels including biodiesel, synthetic diesel, ethanol and biomass, most of which have environmental benefits that are the major driving force for their introduction. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other green house gases, which are associated with global climate change. Biofuels further the concept of energy independence and environmental responsibility, while generating new jobs in new markets. This creates a social, environmental and economic gain from the production, distribution and end use of biofuels. As the world consumes larger volumes of fossil fuels, and further depletes the supplies of such fossil fuels, alternate sources of energy need to be developed to support growing economies

We have identified the Jatropha curcas plant as our primary feedstock for producing bio-diesel and other biofuels. The Jatropha plant is a perennial plant that produces an inedible fruit with large seeds containing a high percentage of high quality inedible oil. The entire fruit, including the seeds, has excellent properties necessary for the production of biofuels. Our current business plan proposes to utilize the entire fruit of the Jatropha plant for biofuel production, including the oils produced from the fruit, as well as the hull, seed cover, seed oil and seed cake.

In connection with our new feedstock operations, we have identified strategic locations in North America, the Caribbean, Central America and South America ideally suited to our proposed planting, cultivation, harvesting and processing activities, in which we plan to establish cultivation, harvesting and processing operations. All of the areas identified have been selected for a number of key strategic reasons, including proximity to large ports for logistics purposes, relatively stable democratic governments, favorable trade agreements with the United States, low-cost land, reasonably priced labor, favorable weather conditions and acceptable soil conditions.

The Jatropha plant is indigenous to Mexico, and we have decided to initiate implementation of our new business plan and related agricultural development activities in Mexico. Our business plan proposes to establish a nursery in which we will initially grow and cultivate Jatropha seedlings prior to transferring them to the plantation for further growth and cultivation. We are currently negotiating a lease for approximately 40 hectares of land in the Yucatan Peninsula, on which we plan to set up our proposed Jatropha nursery. We have already begun a plant breeding research and development program on this property.

We have identified a wide range of varieties of the Jatropha plant in Mexico, which we are currently propagating and studying. Our research and development activities will focus on plant and soil sciences, plant breeding and other related activities. We plan to study and identify the proper mix of Jatropha varieties, as well as optimum growth conditions, in order to maximize our output of the Jatropha fruit and seed oil. For political as well as legal reasons, we anticipate organizing a wholly owned Mexican subsidiary for purpose of carrying out our contemplated activities in Mexico, and plan to locate the corporate offices of any such Mexican subsidiary on the same property on which our nursery, plant breeding and research support facilities will be located. We are currently in negotiations for the construction of the nursery and research facilities on an approximately 40-hectare parcel in Mexico.

In addition, we have identified 2,000 hectares of land in the State of Yucatan Mexico, which we believe is ideal for establishing and maintaining what we plan to be the first of several multi-thousand hectare plantations in which we will cultivate the Jatropha plant. Our business plan is to acquire the rights to use up to 20,000 hectares in Mexico, by the end of our 2008 fiscal year, for purposes of setting up plantations on which we will cultivate the Jatropha plant. We anticipate that the 2,000 hectares will yield 1-2 million gallons of feedstock oil when fully planted with mature plants.

We are also evaluating other locations in the Caribbean, Central America and South America for purposes of establishing Jatropha plantations, and we plan to have a Jatropha plantation and related operations in a location outside of Mexico by the end of our 2009 fiscal year.

Our business plan also proposes the construction of a seed oil extracting facility in which we would extract the feedstock oil from the Jatropha seed, and collect the remaining biomass for sale to interested buyers. We have not yet identified a location for the seed oil extracting facility; however, we plan to locate the facility relatively close to the ultimate end user of the biomass in order to minimize the costs and logistics of transporting the biomass to prospective buyers.

We anticipate that our primary focus will be in the feedstock oil market, and our operations will primarily comprise the planting, harvesting and sale of feedstock oil to end users in the energy industry for production of bio-diesel and other biofuels. In the short term, while developing Jatropha plantations, we expect to generate short-term revenues through our forward sale contracts for feedstock oil and biomass to be produced at our facilities, and the potential sale of carbon offset credits.

Depending on future economic, political and other factors, we may in the future expand our operations beyond the feedstock oil market. For example, our business plan contemplates the possibility of entering into a joint venture for the constructing a bio-diesel refinery in which we would produce bio-diesel using the feedstock oil that we produce. In any event, we anticipate we will still remain a feedstock oil company primarily, and that our bio-diesel production, if any, would be derived from only a portion of the feedstock oil we produce. If economic and other factors at the time encourage us to invest in bio-diesel production, we anticipate that we may develop or acquire additional refining capacity in other strategic locations.

Our employees, advisors and consultants are senior energy professionals with extensive experience in the energy and biofuels market, the production of bio-diesel and in the renewable energy sector in general.

We are still a development stage company, and we anticipate that we will require significant time and capital to develop our new operations into a stable and profitable business.

Principal Products

The production of biofuels feedstock is primarily a logistical agricultural operation. It needs to be supported with strong plant and soils sciences to improve productivity, quality and plant stability. The Jatropha curcas plant will be our primary agricultural focus. The Jatropha plant is a perennial, inedible plant, and all of its by-products can be used for fuel and biomass energy production. It is a very efficient plant that produces high quality seed oil and high-energy content biomass.

Bio-diesel Oil Feedstock

The feedstock oil needed for the production of bio-diesel that is currently available on the market today is primarily supplied from edible plant seed oils including soy, canola (rapeseed) and palm. There are other types of feedstock utilized including animal fats and recycled cooking grease, but they make up a small portion of the market supply. Our primary source of bio-diesel feedstock will be from the oil produced from the Jatropha plant. One advantage of the Jatropha plant is that it’s oil and meal is inedible, and the cultivation of the plant, which will primarily be for use in the biofuels industry, does not compete for resources with other crops grown primarily for food consumption. Since the Jatropha plant does not compete with land or other resources used in food crop development, it is an additional feedstock supply, growing the base and the market capacity.

Biomass Feedstock

The Jatropha plant produces a fruit (about the size of a golf ball) containing three large seeds that contain 32%-38% oil content by weight. The non-oil components of the fruit, which represents 62-68% of the total fruit, contains high energy biomass (carbon values) that is an excellent source of feedstock for a number of energy producing processes including direct combustion, gasification, power production, and cellulostic ethanol (alcohol) production.

Carbon Credits

Biofuels production and use is a very effective means to reduce both local and global pollution from emissions that cause climate change. Growing trees and plants which sequesters carbon from the atmosphere and burning biofuels offsets the production of greenhouse gasses resulting from the consumption of petroleum or other fossil-based fuels. Many biofuels produce less pollution, including CO2, NOx, SOx and PM10. Through the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change (Kyoto Protocol), signatory countries are required to reduce their overall greenhouse gas emmissions, or carbon footprint. As of November 2007, 174 parties are signatories to and have ratified the Kyoto Protocol. The United States of America is not a signatory to the Kyoto Protocol. Signatory countries require local industry and other local energy end-users to either reduce their greenhouse gas emissions, or purchase greenhouse gas emission credits (carbon credits). This requirement has created a worldwide “Carbon Credit Trading Market” where sellers sell their excess carbon credits and buyers purchase the carbon credits they need to meet their greenhouse gas reduction requirements. The development of agricultural-based energy projects may produce carbon credits through the sequestration (storing) of carbon by the growing of trees and plants, or by the offset of other sequestered carbon. Selling carbon credits represents potential additional revenue that will help to offset capital requirements for our plantation and other development activities.

In our case, Certified Emission Reductions (CERs) may be generated through Clean Development Mechanism projects in non-Annex 1 nations, which include Mexico, the Caribbean, Central and South America. Assuming full capacity at a 20,000-hectare Jatropha plantation, we estimate that we could generate more than 100,000 metric tons of sellable carbon credits annually.

Technology

Although we do not currently possess any patentable technology relating to our operations in the feedstock and biofuels market, we may develop technology as we design and implement our business plan. Any technology we develop will be in three main categories: (i) plant and science sciences, (ii) agricultural development, and (iii) material processing and end use applications. Such technologies developed are expected to assist in reducing costs, improving efficiency and allowing us to move the products higher in value creation. We intend to pursue patentable technologies, processes and plant varieties.

Market

According to U.S. Department of Energy estimates, the world demand for crude oil in 2006 was approximately 85 million barrels per day, with approximately 25% of that demand being diesel and fuel oil (distillate fuel oil). This equates to a global consumption of distillate fuel oil of approximately 21 million barrels per day, or 325 billion gallons per year. At a 5% blend with biodiesel, the world market for biodiesel exceeds 16 billion gallons per year.

U.S. distillate fuel oil consumption for 2005 was 4.12 million barrels per day, which equates to over 60 billion gallons of diesel and fuel oil consumed annually. At a 5% biodiesel blend, the US biodiesel market is over 3 billion gallons per year and growing.

In 2004, 32 U.S. biodiesel refineries produced approximately 30 million gallons of neat (100%) bio-diesel fuel. In 2005, 50 refineries produced approximately 75 million gallons and in 2006 approximately 250 million gallons was sold. It is expected that in 2007 over 300 million gallons of bio-diesel fuel will be produced and consumed domestically, with an unconfirmed, but announced, biodiesel refinery construction exceeding a total U.S. domestic refining capacity of 1 billion gallons.

Direct Sales

Based on our current business plan, our primary market will be in the direct sale of Jatropha feedstock oil for bio-diesel production and biomass energy production, and the sale of carbon credits. Our primary customers will be refiners of bio-diesel. We estimate that there are approximately 165 bio-diesel plants in the United States alone, which can utilize up to 100% of our crude or refined Jatropha oil.

We will generate our highest revenues and greatest margins from customers who have logistical capacity on a water port accessible from the Gulf of Mexico. This will reduce redundant transportation costs, and allow us to ship large quantities economical. These customers have historically paid a higher price for feedstock oil, since the majority of feedstock oil supplies has been shipped from the Midwestern United States. We anticipate that our key customer profile will include well-financed, low-cost bio-diesel refiners.

Distributor Sales

As our business develops, we expect to utilize some distributors for sale of the Jatropha feedstock oil and the biomass by-products that we will produce.

Environmental Impact

Biofuels, including bio-diesel, have environmental benefits that are a major driving force for their introduction. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other greenhouse gasses, which are associated with global climate change. Biofuels are produced from renewable plant resources that “recycle” the carbon dioxide created when biofuels are consumed. Life-cycle analyses consistently show that using biofuels produced in modern facilities results in net reductions of greenhouse gas carbon emissions compared to using fossil fuel-based petroleum equivalents. These life-cycle analyses include the total energy requirements for the farming and production of the biomass resource, as well as harvesting, conversion and utilization. Biofuels help nations achieve their goals of reducing carbon emissions. Biofuels burn cleanly in vehicle engines and reduce emissions of unwanted products, particularly unburned hydrocarbons and carbon monoxide. These characteristics contribute to improvements in local air quality. In a life-cycle study published in October 2002, entitled “A Comprehensive Analysis of Bio-diesel Impacts on Exhaust Emissions, 2002,” the U.S. Environmental Protection Agency (“EPA”) analyzed bio-diesel produced from virgin soy oil, rapeseed (canola) and animal fats. The study concluded that the emission impact of bio-diesel produced slightly increased NOx emissions while significantly reducing other major emissions.

Competition

Although there are a number of producers of biofuels, few are utilizing non-edible oil feedstock for the production of bio-diesel. The following table lists the companies we are aware of that are cultivating Jatropha for the production of bio-diesel:

British Petroleum (UK)	Plans to establish 100,000 hectares of Jatropha plantations in Indonesia to feed the 350,000-tonne-per-year biodiesel refinery that it is building in the country.

Van Der Horst Corporation (Singapore)
Building a 200,000-tpy biodiesel plant in Juron Island in Singapore that will eventually be supplied with Jatropha from plantations it operates in Cambodia and China, and possible new plantations in India, Laos and Burma.

Mission Biofuels (Australia)
Hired Agro Diesel of India to manage a 100,000-heactare Jatropha plantation, and a contract farming network in India to feed its Malaysian and Chinese biodiesel refineries. Mission Biofuels has raised in excess of $80 million to fund its operations.

D1 Oils (UK)
As of June 2007, together with its partners, D1 Oils has planted or obtained rights to offtake from a total approximately 172,000 hectares of Jatropha under cultivation worldwide. D1’s Jatropha plantations are located in Saudi Arabia, Cambodia, Ghana, Indonesia, the Philippines, China, India, Zambia, South Africa and Swaziland. In June 2007, D1 Oils and British Petroleum entered into a 50:50 joint venture to plant up to an additional 1 million hectares of Jatropha worldwide. British Petrolum funded the first £31.75 million of the Joint Venture’s working capital requirements through a purchase of D1 Oils equity, and the total Joint Venture funding requirement is anticipated to be £80 million over the next five years.

NRG Chemical Engineering (UK)
Signed a $1.3 billion deal with state-owned Philippine National Oil Co. in May 2007. NRG Chemical will own a 70% stake in the joint venture which will involve the construction of a biodiesel refinery, two ethanol distilleries and a $600 million investment in Jatropha plantations that will cover over 1 million hectares, mainly on the islands of Palawan and Mindanao.

1 hectare = 2.47 acres

We believe there is sufficient global demand for alternative non-edible biofuel feedstock to allow a number of companies to successfully compete worldwide. In particular, we note that we are the only US-based producer of non-edible oil feedstock for the production of bio-diesel which gives us a unique competitive advantage over many foreign competitors when competing in the USA.

The price basis for our non-edible oil and biomass feedstock will be equivalent to other edible seed oil and biomass feedstocks. We have not found any substantial effort towards the production of any other non-edible oil worldwide that could compete with Jatropha. With the growing demand for feedstock, and the high price of oil and biofuels, we anticipate that we will be able to sell our Jatropha oil and biomass feedstock profitability.

RISK FACTORS
RISKS RELATING TO OUR BUSINESS

We have no direct operating history in the feedstock and bio-diesel industries, which makes it difficult to evaluate our financial position and our business plan.

To date, we have been a development stage bio-pharmaceutical company. Since our inception through December 31, 2006, we generated only $957,000 of revenues and accumulated net losses of over $22 million. During 2007, we terminated our operations as a bio-pharmaceutical company and have commenced developing a new business in the biofuels industry. However, since we have only recently commenced our operations as a biofuels company, we have no operating history in that line of business on which a decision to invest in our company can be based. The future of our company currently is dependent upon our ability to implement our new business plan in the Jatropha Business. While we believe that our business plan, if implemented as drafted, will make our company successful, we have no operating history against which we can test our plans and assumptions, and therefore cannot evaluate the likelihood of success.

The Jatropha Business that we are commencing is a new and highly risky business that has not been conducted on a similar scale in North America.

Our business plan calls for a large scale planting and harvesting of Jatropha plants, primarily outside of the United States, and for the subsequent production and sale of Jatropha oil (and other Jatropha byproducts) for use as a biofuel primarily in the United States. We are commencing a new business and will be subject to all of the risks normally associated with new businesses, including risks related to the large scale production of plants that have not heretofore been grown in large scale plantations, logistical issues related to the oil and biomass produced at such new plantations, market acceptance, uncertain pricing of our products, developing governmental regulations, and the lack of an established market for our products.

Since we currently have a limited amount of cash available, and are not generating any revenues from either our legacy bio-pharmaceutical business or our new Jatropha Business, we are dependent upon the sales proceeds to be derived from the sale of SaveCream, the sale of Carbon Credit purchase contracts, future delivery Jatropha oil purchase contracts, and on our ability to raise additional funds to continue our operations and existence.

We currently only have a limited amount of cash available, which cash is not sufficient to fund our anticipated future operating needs beyond the first quarter of 2008. In addition, neither our legacy bio-pharmaceutical business, nor our new Jatropha Business currently generate any revenues from which we can pay our administrative and operating expenses. We currently anticipate that we will receive approximately $2,067,000 in cash based on the currency conversion rate in effect as of November 30, 2007 upon the sale of our SaveCream rights to Eucodis (in addition to being relieved of our obligation to pay approximately $3,639,000 of currently outstanding liabilities). The closing of the SaveCream sale is currently scheduled to occur at the end of January 2008, and we currently have sufficient funds to operate until that date. However, in the event that the closing of the SaveCream assets is delayed or does not occur, we will face an immediate cash shortage, and may not be able to fund our anticipated operating expenses after February 2008. No assurance can be given that the SaveCream sale will occur, or that it will occur during the time period we anticipate.

We will continue to incur administrative and general operating expenses without revenues until we begin selling Jatropha oil, or until we complete the sales of carbon credit purchase contracts. Based on our current monthly operating expenses and our projected future operating expenses, even if the SaveCream sale closes as planned, we will need to obtain significant additional funding during 2008 to continue our operations and meet our business plan objectives. Such additional funds could be obtained from the sale of equity, from forward purchase payments for our products, or debt financing. There can be no assurance that we will be able to obtain the capital we require, or obtain such capital on terms that are commercially favorable for us. In the event that we do not obtain additional funding in the near future, we may not be able to maintain our current operations and will not be able to implement our business plan.

In addition, our Jatropha Business will require that we acquire and cultivate a large amount of land and otherwise incur significant initial start-up expenses related to establishing the Jatropha plantations required for our proposed business. We currently do not have the capital that is necessary to acquire the land or to otherwise fund the large up-front expenses, nor has any entity agreed to provide us with such funds. Accordingly, the success of our new Jatropha Business is contingent on, among other things, our ability to raise the necessary capital to fund our planned Jatropha Business expenditures. Historically, we have raised capital through the issuance of debt and equity securities. However, given the risks associated with a new, untested biofuels business, the risks associated with our common stock (as discussed below), and our status as a small, unknown public company, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed and in sufficient amounts, will severely impact our ability to develop our Jatropha Business.

Our business could be significantly impacted by changes in government regulations over energy policy.

Our planned operations and the properties we intend to cultivate are subject to a wide variety of federal, provincial and municipal laws and regulations, including those governing the use of land, type of development, use of water, use of chemicals for fertilizer, pesticides, export or import of various materials including plants, oil, use of biomass, handling of materials, labor laws, storage handling of materials, shipping, and the health and safety of employees. As such, the nature of our operations exposes us to the risk of claims with respect to such matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. In addition, these governmental regulations, both in the U.S. and in the foreign countries in which we may conduct our business, may restrict and hinder our operations and may significantly raise our cost of operations. Any breach by our company of such legislation may also result in the suspension or revocation of necessary licenses, permits or authorizations, civil liability and the imposition of fines and penalties, which would adversely affect our ability to operate and our financial condition.

Further, there is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our company. Any or all of these situations may have a negative impact on our operations.

Our future growth is dependent upon strategic relationships within the feedstock and bio-diesel industries. If we are unable to develop and maintain such relationships, our future business prospects could be significantly limited.

Our future growth will generally be dependent on relationships with third parties, including alliances with feedstock oil and bio-diesel processors and distributors. In addition, we will likely rely on third parties to oversee the operations and cultivation of the Jatropha plants in our non-U.S. properties. Accordingly, our success will be significantly dependent upon our ability to establish successful strategic alliances with third parties and on the performance of these third parties. These third parties may not regard their relationship with us as important to their own business and operations, and there is no assurance that they will commit the time and resources to our joint projects as is necessary, or that they will not in the future reassess their commitment to our business. Furthermore, these third parties may not perform their obligations as agreed. In the event that a strategic relationship is discontinued for any reason, our business, results of operations and financial condition may be materially adversely affected.

We will depend on key service providers for assistance and expertise in beginning operations and any failure or loss of these relationships could delay our operations, increase our expenses and hinder our success.

Because of our limited financial and personnel resources, and because our Jatropha plantations are expected to be established primarily outside of the United States, we will have to establish and maintain relationships with several key service providers for land acquisition, the development and cultivation of Jatropha plantations, labor management, the transportation of Jatropha oil and biomass, and other services. We have already established such a relationship with the Lodemo Group in Mexico concerning the cultivation and management of our Jatropha nurseries and plantations in Mexico and the transportation of our products. Accordingly, our ability to develop our Jatropha Business in Mexico, and our success in Mexico, will to a large extent be dependent upon the efforts and services of the Lodemo Group. While the Lodemo Group has significant experience in diesel distribution and sales, liquids transportation, logistics, land development and agriculture, no assurance can be given that our joint operations with the Lodemo Group will be successful or that we will be able to achieve our goals in Mexico.

A significant decline in the price of oil could have an adverse impact in our profitability.

Our success is dependent in part to the current high price of crude oil and on the high price of seed oils that are currently used to manufacture bio-diesel. A significant decline in the price of either crude oil or the alternative seed oils will have a direct negative impact on our financial performance projections.

There are risks associated with conducting our business operations in foreign countries, including political and social unrest.

Our proposed agricultural operations will be primarily located in foreign countries, beginning in Mexico. Accordingly, we are subject to risks not typically associated with ownership of U.S. companies and therefore should be considered more speculative than investments in the U.S.

Mexico is a developing country that has experienced a range of political, social and economic difficulties over the last decade. Our operations could be affected in varying degrees by political instability, social unrest and changes in government regulation relating to foreign investment, the biofuels industry, and the import and export of goods and services. Operations may also be affected in varying degrees by possible terrorism, military conflict, crime, fluctuations in currency rates and high inflation.

In addition, Mexico has a nationalized oil company, and there can be no assurance that the government of Mexico will continue to allow our business and our assets to compete in any way with their interests. Our operations could be adversely affected by political, social and economic unrest in Mexico and the other foreign countries we plan for commence agricultural operations.

The cost of developing and operating our agricultural projects significantly exceeds our current financial.

Our preliminary budget contemplates the cultivation of 20,000-hectare of Jatropa in Mexico. According to our business plan, this will be the first of several other large plantations used in our feedstock/biofuel operations. In addition, we will have to construct a plant nursery and research facility as well as an seed oil extraction facility. We currently do not have the funds necessary to fund our planned operations. Unless we are able to obtain the necessary funds on economically viable terms, our Jatropha Business will not succeed, and we will not be able to meet our business goals. In addition, even if we obtain the initial funds necessary to establish our plantation and facilities, the costs to develop and implement our proposed plantation and support facilities, and our other operational costs could significantly increase beyond our expectations due to economic factors, design modifications, implementation or construction delays or cost overruns. In such an event, our profitability and ultimately the financial condition of our company will be adversely affected.

We plan to grow rapidly and our inability to keep up with such growth may adversely affect our profitability.

We plan to grow rapidly and significantly expand our operations. This growth will place a significant strain on our management team and other company resources. We will not be able to implement our business strategy in a rapidly evolving market without effective planning and management processes. We have a short operating history and have not implemented sophisticated managerial, operational and financial systems and controls. We are required to manage multiple relationships with various strategic partners, including suppliers, distributors, and other third parties. To manage the expected growth of our operations and personnel, we will have to significantly supplement our existing managerial, financial and operational staff, systems, procedures and controls. We may be unable to supplement and complete, in a timely manner, the improvements to our systems, procedures and controls necessary to support our future operations, our operations will not function effectively. In addition, our management may be unable to hire, train, retain, motivate and manage required personnel, or successfully identify, manage and exploit existing and potential market opportunities. As a result, our business and financial condition may be adversely affected.

Our business will not be diversified because we will be primarily concentrated in one industry. As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the bio-diesel industry.

We expect our business to consist primarily of sales of feedstock oil harvested from the Jatropha plant, and bio-diesel production and sales. We do not have any other lines of business or other sources of revenue to rely upon if we are unable to produce and sell feedstock oil and bio-diesel, or if the markets for such products decline. Our lack of diversification means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the bio-diesel industry.

Reductions in the price of bio-diesel, and decreases in the price of petroleum-based fuels could affect the price of our feedstock, resulting in reductions in our actual revenues.

Historically, bio-diesel prices have been highly correlated to the Ultra Low Sulfur (“ULS”) diesel prices. Increased volatility in the crude oil market has an effect on the stability and long-term predictability of ULS diesel, and hence the biofuels prices in the domestic and international markets. Crude oil prices are impacted by wars and other political factors, economic uncertainties, exchange rates and natural disasters. A reduction in petroleum-based fuel prices may have an adverse effect on bio-diesel prices and could apply downward pressure on feedstock, affecting revenues and profits in the feedstock industry, which could adversely affect our financial condition.

There are several agreements and relationships that remain to be negotiated, executed and implemented which will have a critical impact on our operations, expenses and profitability.

We have several agreements, documents and relationships that remain to be negotiated, executed and implemented before we can develop fully commence our new operations, including agreements relating to the construction of our proposed seed processing plant and other support facilities for our Jatropha plantation in Mexico. In some cases, the parties with whom we would need to establish a relationship have yet to be identified. Our expectations regarding the likely terms of these agreements and relationships could vary greatly from the terms of any agreement or relationship that may eventually be executed or established. If we are unable to enter into these agreements or relationships on satisfactory terms, or if revisions or amendments to existing terms become necessary, the construction of our proposed seed processing plant and the commencement of our related operations could be delayed, our expenses could be increased and our profitability could be adversely affected and the value of your investment could decline.

Delays due to, among others, weather, labor or material shortages, permitting or zoning delays, or opposition from local groups, may hinder our ability to commence operations in a timely manner.

Our development schedule assumes the commencement of planting in the first quarter of 2008, with oil production anticipated 18 months thereafter. We could incur delays in the implementation of that plan or the construction of support facilities due to permitting or zoning delays, opposition from local groups, adverse weather conditions, labor or material shortages, or other causes. In addition, changes in political administrations at the federal, state or local level that result in policy changes towards the large scale cultivation of Jatropha or towards biofuels in general could result in delays in our timetable for development and commencement of operations. Any such delays could adversely affect our ability to commence operations and generate revenue.

We may be unable to locate suitable properties and obtain the development rights needed to build and expand our business.

Our business plan focuses on identifying and developing agricultural properties (plantations, nurseries, etc.) for the production of biofuels feedstock. The availability of land for this activity is key to our projected revenue and profitability. Our ability to acquire appropriate land in the future is uncertain and we may be required to delay planting, which may create unanticipated costs and delays. In the event that we are not successful in identifying and obtaining rights on suitable land for our agricultural and processing facilities, our future prospects for profitability will likely be affected, and our financial condition and resulting operations may be adversely affected.

Technological advances in feedstock oil production methods in the bio-diesel industry could adversely affect our ability to compete and the value of your investment.

Technological advances could significantly decrease the cost of producing feedstock oil and biofuels. There is significant research and capital being invested in identifying more efficient processes, and lowering the cost of producing feedstock oil and biofuels. We expect that technological advances in feedstock oil/biofuel production methods will continue to occur. If improved technologies become available to our competitors, they may be able to produce feedstock oil, and ultimately biofuels, at a lower cost than us. If we are unable to adopt or incorporate technological advances into our operations, our ability to compete effectively in the feedstock/biofuels market may be adversely affected, which in turn will affect our profitability.

The development of alternative fuels and energy sources may reduce the demand for biofuels, resulting in a reduction in our profitability.

Alternative fuels, including a variety of energy alternatives to biofuels, are continually under development. Technological advances in fuel-engines and exhaust system design and performance could also reduce the use of biofuels, which would reduce the demand for bio-diesel. Further advances in power generation technologies, based on cleaner hydrocarbon based fuels, fuel cells and hydrogen are actively being researched and developed. If these technological advances and alternatives prove to be economically feasible, environmentally superior and accepted in the marketplace, the market for biofuels could be significantly diminished or replaced, which would adversely affect our financial condition.

Our ability to hire and retain key personnel and experienced consultants will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

We are highly dependent upon our management, and on the consulting services provided to us by Mobius Risk Group, LLC, a company we have retained to provide us with consulting services related to the development of our Jatropha Business. The loss of the services of one or more of these individuals or of Mobius may impair management's ability to operate our company. We have not purchased key man insurance on any of our officers, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace such individuals or to replace any business lost by the death of such individuals. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

Our operating costs could be higher than we expect, and this could reduce our future profitability.

In addition to general economic conditions, market fluctuations and international risks, significant increases in operating, development and implementation costs could adversely affect our company due to numerous factors, many of which are beyond our control. These increases could arise for several reasons, such as:

•	Increased cost for land acquisition;

•	Increased unit costs of labor for nursery, field preparation and planting;

•	Increased costs for construction of facilities;

•	Increased transportation costs for required nursery and field workers;

•	Increased costs of supplies and sub-contacted labor for preparing of land for planting;

•	Increase costs for irrigation, soil conditioning, soil maintenance; or

•	Increased time for planting and plant care and custody.

Upon completion of our field developments, our operations will also subject us to ongoing compliance with applicable governmental regulations, including those governing land use, water use, pollution control, worker safety and health and welfare and other matters. We may have difficulty complying with these regulations and our compliance costs could increase significantly. Increases in operating costs would have a negative impact on our operating income, and could result in substantially decreased earnings or a loss from our operations, adversely affecting our financial condition.

Fluctuations in the Mexican peso to U.S. dollar exchange rate may adversely affect our reported operating results.

The Mexican peso is the primary operating currency for our initial business operations while our financial results are reported in U.S. dollars. Because our costs will be primarily denominated in pesos, a decline in the value of the dollar to the peso could negatively affect our actual operating costs in U.S. dollars, and our reported results of operations. We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. We cannot guarantee that we will enter into any such currency hedging transactions in the future or, if we do, that these transactions will successfully protect us against currency fluctuations.

Risk of abandoned operations or decommissioning costs are unknown and may be substantial.

We may be responsible for costs associated with abandoning land development and product processing facilities, which we intend to use for production of biofuels feedstock. We expect to have long term commitments on land and facilities and short to medium commitments for labor and other services. Abandonment of these developments and contracts and the associated decommissioning costs could be substantial and may have an effect on future profitability.

Our future profitability is dependent upon many natural factors outside of our control. If these factors do not produce favorable results our future business profitability could be significantly affected.

Our future profitability is mainly dependent on the production output from our agricultural operations. There are many factors that can effect growth and fruit production of the Jatropha plant including weather, nutrients, pests and other natural enemies of the plant. Many of these are outside of our direct control and could be devastating to our operations.

Risks Relating to Our Common Stock

Our stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

The shares of our common stock are thinly-traded on the Pink Sheets LLC electronic trading platform, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Our existing directors, officers and key employees hold a substantial amount of our common stock and may be able to prevent other shareholders from influencing significant corporate decisions.

As of November 30, 2007, our directors and executive officers beneficially owned approximately 35.12% of our outstanding common stock. These shareholders, if they act together, may be able to direct the outcome of matters requiring approval of the shareholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of these shareholders may conflict with our interests or those of our other shareholders.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	fluctuation in the world price of crude oil;

•	market changes in the biofuels industry;

•	government regulations affecting renewable energy businesses and users;

•	actual or anticipated variations in our operating results;

•	our success in meeting our business goals and the general development of our proposed operations;

•	general economic, political and market conditions in the U.S. and the foreign countries in which we plan to operate; and

•	the occurrence of any of the risks described in this Quarterly Report.

Obtaining additional capital though the sale of common stock will result in dilution of shareholder interests.

We plan to raise additional funds in the future by issuing additional shares of common stock or other securities, which may include securities such as convertible debentures, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock. Additionally, the existing options, warrants and conversion rights may hinder future equity offerings, and the exercise of those options, warrants and conversion rights may have an adverse effect on the value of our stock. If any such options, warrants or conversion rights are exercised at a price below the then current market price of our shares, then the market price of our stock could decrease upon the sale of such additional securities. Further, if any such options, warrants or conversion rights are exercised at a price below the price at which any particular shareholder purchased shares, then that particular shareholder will experience dilution in his or her investment.

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

Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations, which may limit a shareholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

ITEM 2.	DESCRIPTION OF PROPERTY.

Currently, we operate out of offices located at 6033 W. Century Blvd, Suite 1090, Los Angeles, California 90045. We recently moved to this location (previously, our offices were located in Salt Lake City, Utah) and we have not yet entered into a lease for these offices. Accordingly, we currently are not subject to any lease or rental payments.

ITEM 3.	LEGAL PROCEEDINGS.

On August 22, 2006, we initiated legal proceedings in Landgericht Hamburg, a German Federal Court in Hamburg - Germany, against Dr. Alfred Schmidt to obtain certain rights concerning “SaveCream”, a developmental topical aromatase inhibitor cream relevant to our legacy bio-pharmaceutical business. No cross complaints have been filed against us in this matter. We acquired the “SaveCream” rights and certain other related intellectual property assets from the liquidator of Savetherapeutics AG i.L., a German corporation, pursuant to an asset purchase agreement dated as of March 11, 2005. Pursuant to the Eucodis Agreement, Eucodis has agreed to assume and become financially responsible for all costs we incur in connection with the foregoing litigation, subject to the satisfaction of certain conditions, including that all such costs are backed up by duly rendered invoices (or receipts).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Until July 2007, our common stock was traded on the OTC Bulletin Board under the symbol “MLSC.” Due to our failure to timely file reports with the Securities and Exchange Commission, in July 2007, we were de-listed from the OTC Bulletin Board and are currently listed for trading on the Pink Sheets LLC trading platform.

The following table sets forth the range of bid quotations for our common stock for the quarters indicated according to data provided by The NASDAQ Stock Market, Inc. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

Fiscal Year Ended December 31, 2007	High Bid	Low Bid
First Quarter	$0.049	$0.022
Second Quarter	$0.050	$0.011
Third Quarter	$0.080	$0.020

Fiscal Year Ended December 31, 2006	High Bid	Low Bid
First Quarter	$0.190	$0.090
Second Quarter	$0.155	$0.075
Third Quarter	$0.105	$0.023
Fourth Quarter	$0.080	$0.030

Fiscal Year Ended December 31, 2005	High Bid	Low Bid
First Quarter	$0.220	$0.130
Second Quarter	0.170	0.082
Third Quarter	0.180	0.080
Fourth Quarter	0.135	0.090

Shareholders

As of November 30, 2007, we believe that we have approximately 2,950 shareholders of our common stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We presently intend to retain any future earnings for financing our growth and expansion.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
1993 Incentive Plan (1)	3,383,000	$0.13
2002 Stock Incentive Plan	16,500,000	$0.03
Equity compensation plans not approved by security holders
Warrants	38,973,861	$0.19

Total	58,856,861

(1) The 1993 Incentive Plan has expired and no additional options or awards can be granted under this plan.

Recent Issuances Of Unregistered Securities

During the fourth quarter of the fiscal year ended December 31, 2006, we issued 433,536 shares of our common stock to Dr. Ken Wolkoff. These securities were issued as compensation for services provided under a consulting agreement between us and Dr. Wolkoff. We believe these shares qualified for the exemption form registration under Section 4(2) of the Securities Act of 1933 and the safe harbor provided thereunder pursuant to Rule 506 because the issuance did not involve a public offering, was made without general solicitation, and was made to an accredited investor in exchange for services provided to us.

Repurchase of Shares

We did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

During the periods covered by this Annual Report, we were a development stage company that devoted substantially all of its efforts to the research and development of its two principal drug candidates. During 2007, we decided to discontinue the development of our two drug candidates, decided to sell our two drug technologies, and have commenced a new business as a renewable alternative energy source company. As a result, the “Results of Operations” section below describes the results of a business that we no longer intend to pursue, and not our new biofuels business that we are currently conducting.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We are a development stage company as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Accordingly, all losses accumulated since inception have been considered as part of our development stage activities. Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note A to the Consolidated Financial Statements included in this annual report. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statements.

Results Of Operations

Revenues and Gross Profit. We are a development stage company that does not sell any products. Accordingly, other than an $800,000 up-front licensing fee we received during the year ended December 31, 2006 under our co-licensing and development agreement with Eucodis, we did not realize any revenues during 2006. We entered into the co-licensing and development agreement with Eucodis in July 2006. We did not recognize any revenue for the comparable period in 2005.

Operating Expenses and Operating Loss. We incurred $2,026,907 in research and development expenses for the year ended December 31, 2006, of which $1,712,745 is related to our acquisition of the patents and patent rights relating to SaveCream. We incurred $2,172,461 in research and development expenses for the same period of 2005, of which $665,700 relates to our acquisition of the patents and patent rights relating to SaveCream. Our general and administrative expenses were $1,986,052 during the year ended December 31, 2006, as compared to $1,878,027 during the year ended December 31, 2005. The increase in general and administrative expenses in 2006 was the result of the additional activities related to our SaveCream product that we acquired during the 2005 fiscal year. While our total expenses for both 2005 and 2006 were substantially similar, because of the $800,000 licensing fee payment we received in 2006, our operating loss decreased to $3,212,959 for the year ended December 31, 2006 as compared to the operating loss of $4,050,488 for the same period of 2005.

Other Income/ Expense and Net Loss. We recorded $2,564,608 as unrealized gain on financial instrument to record the accounting of warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005, as compared with an unrealized gain of $2,300,191 for the comparable period in 2005. This non-cash income recognition is the result of the periodic revaluation of certain warrants classified as a liability in the financial statements.

Certain of our liabilities are denominated in euros. As a result of the decrease in the value of the U.S. dollar compared to the euro, during the year ended December 31, 2006 we realized a foreign currency loss of $117,501; in 2005, we realized a foreign currency exchange gain of $56,480.

Because of our limited financial resources and our large unpaid balance of current liabilities, we periodically have attempted to compromise certain outstanding liabilities through negotiated settlements with our creditors. In addition, certain of our liabilities have been extinguished following expiration of the applicable statute of limitations collection periods. As a result of the extinguishment of certain of our liabilities at less than the recorded amount of those liabilities, as well as our write-off of certain liabilities and commitments due to expiration of the statute of limitations, we recorded $607,761 in gain on forgiveness of indebtedness in 2006 and $196,353 of such gain in 2005.

Despite our $3,212,959 operating loss, as a result of non-cash income recognized on the change in value of financial instruments and the financial statement gain recognized from the extinguishment of debts, our net loss applicable to common shareholders for the year ended 2006 was only $183,771 compared to a net loss applicable to common shareholders of $1,486,781 in fiscal 2005.

Liquidity And Capital Resources

As of December 31, 2006 we had $47,658 in cash and had a working capital deficit of $5,526,662. Since our inception, we have financed our operations primarily through private sales of our securities. As of December 31, 2006, our financial resources were not sufficient to fund our on-going research and development activities or to fund our general and operating expenses. Accordingly, early in 2007 we re-evaluated our future operations thereafter elected to terminate our bio-pharmaceutical operations.

In July 2007, we executed the Asset Sale Agreement with Eucodis pursuant to which we agreed to sell our SaveCream asset for an aggregate of €4,007,534 (approximately $5,906,000 based on the currency conversion rate in effect as of November 30, 2007), a portion of which comprised (i) a cash payment of €1,538,462 (approximately $2,267,000 based on the currency conversion rate in effect as of November 30, 2007), which is due and payable to us at the closing, less $200,000 already received from Eucodis in March 2007 upon the signing of the Letter of Intent, and (ii) Eucodis’ assumption of an aggregate of €2,469,072 (approximately $3,639,000 based on the currency conversion rate in effect as of November 30, 2007), constituting specific indebtedness currently owed to certain of our creditors. The sale is scheduled to close on or before January 31, 2008.

In August 2007, we sold our second drug candidate, the MDI-P compound, for $310,000 in cash.

In order to fund ongoing operations pending closing of the sale to Eucodis, we entered into the Loan Agreement with, and issued a promissory note in favor of, with Mercator Momentum Fund III, L.P. (“Mercator”). Pursuant to the loan agreement, Mercator made available to us a secured term credit facility in principal amount of $1,000,000. The promissory note matures and becomes due and payable on December 14, 2007. As of November 30, 2007, we have drawn down a total of $350,000 under this facility. The foregoing loan is secured by a lien on all of our assets. Although this loan is due and payable on December 14, 2007, Mercator has informed us that its intends to extend the repayment date for a significant portion of the $350,000 outstanding balance of this loan. However, as of the date of this Annual Report, the terms of the foregoing extension have not yet been formalized.

In November 2007, we issued 13,000 shares of our newly created Series B Convertible Preferred Stock to two accredited investors for an aggregate of $1,300,000.

We are currently funding our operations from the Mercator loan and from the proceeds of the sale of the Series B Convertible Preferred Stock. Assuming that the sale of SaveCream to Eucodis is completed in early 2008, we intend to use the net proceeds from that sale to fund our operating expenses. However, our business plan calls for significant infusion of additional capital to establish our Jatropha plantations in Mexico and other locations. We currently do not have the funds necessary to acquire and cultivate those plantations, nor will the projected proceeds from the Eucodis sale be sufficient for those purposes. Accordingly, in addition to the proceeds we expect to receive upon the sale of SaveCream to Eucodis, we will have to obtain significant additional capital through the sale of additional equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships. While we have commenced negotiations with third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will have sufficient capital available to continue to operate our business in 2008 or that we will be able to effect our new business plan in the Jatropha Business.

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

ITEM 7.	FINANCIAL STATEMENTS.

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
AND
BUSINESS CONSULTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Medical Discoveries, Inc.

We have audited the accompanying consolidated balance sheets of Medical Discoveries, Inc. and subsidiaries (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and for the period from November 20, 1991 (date of inception of the development stage) through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company from November 20, 1991 through December 31, 2003, which statements reflect total revenues and deficit accumulated during the development stage of $157,044 and $14,930,259, respectively. Those statements were audited by other auditors whose reports, dated February 18, 2004 (except Note K, not included herein, as to which the date is November 15, 2004) and March 20, 2000, included an explanatory paragraph stating there was substantial doubt regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to the consolidated financial statements for the period from November 20, 1991 through December 31, 2003, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Discoveries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended and for the period from November 20, 1991 through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise previously engaged in developing bio-pharmaceutical research and currently developing bio-diesel fuels. As discussed in Note B to the financial statements, the stockholders’ deficit and the operating losses since inception raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
November 28, 2007

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS

Cash	$47,658	$654,438

Total Current Assets	47,658	654,438

Notes receivable	-	296,050
Property and equipment, net	62,249	80,635

TOTAL ASSETS	$109,907	$1,031,123

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$1,136,684	$935,132
Accrued payroll and payroll taxes	1,184,264	1,673,651
Accrued interest payable	267,739	237,836
Notes payable to shareholders	56,000	56,000
Convertible notes payable	193,200	193,200
Research and development obligation	2,441,445	592,100
Financial instrument	294,988	2,859,596

Total Current Liabilities	5,574,320	6,547,515

Long-term liability	90,000	-

TOTAL LIABILITIES	5,664,320	6,547,515

STOCKHOLDERS' DEFICIT

Preferred stock - undesignated, Series A, convertible; no par value; 50,000,000 shares authorized; 34,420 and 42,000 shares issued and outstanding, respectively; (aggregate liquidation preference of $3,442,000 and $4,200,000, respectively); the Company also has
designated a Series B with no shares issued or outstanding	514,612	523,334
Common stock, no par value; 250,000,000 shares authorized; 118,357,704 and 107,679,724
shares issued and outstanding, respectively	15,299,017	15,211,895
Additional paid-in capital	1,056,020	988,670
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(21,024,485)	(20,840,714)

Total Stockholders' Deficit	(5,554,413)	(5,516,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$109,907	$1,031,123

See Notes to Consolidated Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception of
			the Development Stage
	For the Years Ended		on November 20, 1991
	December 31,		Through
	2006	2005	December 31, 2006

REVENUES	$800,000	$-	$957,044

COST OF GOODS SOLD	-	-	14,564

GROSS PROFIT	800,000	-	942,480

OPERATING EXPENSES

General and administrative	1,986,052	1,878,027	19,041,049
Research and development	2,026,907	2,172,461	7,748,106
Inventory write-down	-	-	96,859
Impairment loss	-	-	9,709
License fees	-	-	1,001,500

Total Expenses	4,012,959	4,050,488	27,897,223

LOSS FROM OPERATIONS	(3,212,959)	(4,050,488)	(26,954,743)

OTHER INCOME (EXPENSES)

Unrealized gain on
financial instrument	2,564,608	2,300,191	4,864,799
Interest income	2,866	25,727	58,164
Interest expense	(29,919)	(38,264)	(1,185,620)
Foreign currency transaction gain (loss)	(117,501)	56,480	(61,021)
Gain on debt restructuring	607,761	196,353	2,039,650
Other income	1,373	23,220	906,485

Total Other Income (Expenses)	3,029,188	2,563,707	6,622,457

NET LOSS	(183,771)	(1,486,781)	(20,332,286)

Preferred stock dividend from
beneficial conversion feature	-	-	(692,199)
NET INCOME (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS	$(183,771)	$(1,486,781)	$(21,024,485)

BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	113,809,546	107,398,164

See Notes to Consolidated Financial Statements

MEDICAL DISCOVERIES INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Period From November 20, 1991 (Date of Inception of the Development Stage) through December 31, 2006

						Accumulated	Deficit
						Deficit	Accumulated
					Additional	Prior to	During the	Escrow/
	Preferred Stock		Common stock		Paid in	Development	Development	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Receivables	Total

Balance at October 31, 1991			1,750,000	$252,997	$-	$(1,482,514)	$-	$-	$(1,229,517)

Restatement for reverse acquisition of WPI
Pharmaceutical, Inc. by Medical Discoveries, Inc.	-	-	-	(252,997)	-	252,997	-	-	-

Shares issued in merger of WPI Pharmaceutical, Inc.
Medical Discoveries, Inc., $0.01 per share	-	-	10,000,000	135,000	-	(170,060)	-	-	(35,060)

Balance at November 20, 1991
(Date of Inception of Development Stage)	-	-	11,750,000	135,000	-	(1,399,577)	-	-	(1,264,577)

Issuance of common stock for:
Cash
1992 - $0.50 per share	-	-	200,000	100,000	-	-	-	-	100,000
1992 - $1.50 per share	-	-	40,000	60,000	-	-	-	-	60,000
1993 - $0.97 per share	-	-	542,917	528,500	-	-	-	-	528,500
1994 - $1.20 per share	-	-	617,237	739,500	-	-	-	-	739,500
1995 - $0.67 per share	-	-	424,732	283,200	-	-	-	-	283,200
1996 - $0.66 per share	-	-	962,868	635,000	-	-	-	(60,000)	575,000
1997 - $0.43 per share	-	-	311,538	135,000	-	-	-	60,000	195,000
1998 - $0.29 per share	-	-	2,236,928	650,000	-	-	-	-	650,000
1999 - $0.15 per share	-	-	13,334	2,000	-	-	-	-	2,000
2001 - $0.15 per share	-	-	660,000	99,000	-	-	-	-	99,000
2003 - $0.04 per share	-	-	20,162,500	790,300	-	-	-	-	790,300
2004 - $0.09 per share	-	-	20,138,024	1,813,186	-	-	-	-	1,813,186
Services and Interest
1992 - $0.50 per share	-	-	500,000	250,000	-	-	-	-	250,000
1993 - $0.51 per share	-	-	251,450	127,900	-	-	-	-	127,900
1993 - $0.50 per share	-	-	800,000	400,000	-	-	-	-	400,000
1994 - $1.00 per share	-	-	239,675	239,675	-	-	-	-	239,675
1995 - $0.39 per share	-	-	4,333,547	1,683,846	-	-	-	(584,860)	1,098,986
1996 - $0.65 per share	-	-	156,539	101,550	-	-	-	-	101,550
1997 - $0.29 per share	-	-	12,500	3,625	-	-	-	-	3,625
1998 - $0.16 per share	-	-	683,000	110,750	-	-	-	-	110,750
1999 - $0.30 per share	-	-	100,000	30,000	-	-	-	-	30,000
2001 - $0.14 per share	-	-	1,971,496	284,689	-	-	-	-	284,689
2002 - $0.11 per share	-	-	2,956,733	332,236	-	-	-	-	332,236
2003 - $0.04 per share	-	-	694,739	43,395	-	-	-	-	43,395
2004 - $0.06 per share	-	-	1,189,465	66,501	-	-	-	-	66,501
Conversion of Debt
1996 - $0.78 per share			239,458	186,958	-	-	-	-	186,958
1997 - $0.25 per share	-	-	100,000	25,000	-	-	-	-	25,000
1998 - $0.20 per share	-	-	283,400	56,680	-	-	-	-	56,680
2002 - $0.03 per share	-	-	17,935,206	583,500	-	-	-	-	583,500
2004 - $0.07 per share	-	-	9,875,951	650,468	-	-	-	-	650,468
Other Issuances
1993 -License - $0.50 share	-	-	2,000,000	1,000,000	-	-	-	-	1,000,000
1997 - Settlement of contract	-	-	800,000	200,000	-	-	-	-	200,000
1998 - Issuance of common stock from
exercise of warrants, $0.001 per share	-	-	200,000	200	-	-	-	-	200
2000 - Reversal of shares issued	-	-	(81,538)	-	-	-	-	-	-

See Notes to Consolidated Financial Statements

MEDICAL DISCOVERIES INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT - (Continued)
Period From November 20, 1991 (Date of Inception of the Development Stage) through December 31, 2006
						Accumulated	Deficit
						Deficit	Accumulated
					Additional	Prior to	During the	Escrow/
	Preferred Stock		Common stock		Paid in	Development	Development	Subscription
	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Receivables	Total
	-	-	103,301,699	12,347,659	-	(1,399,577)	-	(584,860)	10,363,222

Escrow and Subscription Receivables
1996 - Common stock canceled - $.34 per share	-	-	(1,400,000)	(472,360)	-	-	-	472,360	-
2000 - Issuance for escrow receivable $0.09 per share	-	-	5,500,000	500,000	-	-	-	(500,000)	-
2000 - Write-off of subscription receivable	-	-	-	-	-	-	-	112,500	112,500
2000 - Research and development costs	-	-	-	-	-	-	-	115,400	115,400
2001 - Research and development costs	-	-	-	-	-	-	-	132,300	132,300
2001 - Operating expenses	-	-	-	-	-	-	-	25,000	25,000
2004 - Termination of escrow agreement	-	-	(2,356,200)	(227,300)	-	-	-	227,300	-
Exercise of Options and Warrants
1997 - $0.25 per share	-	-	87,836	21,959	-	-	-	-	21,959
1999 - Waived option price $0.14 per share	-	-	170,000	24,000	-	-	-	-	24,000

Value of Options Issued for Services
1998	-	-	-	2,336,303	-	-	-	-	2,336,303
1999	-	-	-	196,587	-	-	-	-	196,587
2001	-	-	-	-	159,405	-	-	-	159,405
2002	-	-	-	-	124,958	-	-	-	124,958
2003	-	-	-	-	295,000	-	-	-	295,000
2004	-	-	-	-	1,675,000	-	-	-	1,675,000
Other
1994 - Cash contributed	-	-	-	102,964	-	-	-	-	102,964
1995 - Issuance of common stock option
to satisfy debt restructuring	-	-	-	20,000	-	-	-	-	20,000
2004 - Issuance of preferred stock and warrants for cash	12,000	523,334	350,000	68,845	477,821	-	-	-	1,070,000
2004 - Convertible preferred stock beneficial conversion
dividend	-	-	-	-	692,199	-	(692,199)	-	-
Net loss from inception through December 31, 2004	-	-	-	-	-	-	(18,661,734)	-	(18,661,734)

Balance at December 31, 2004	12,000	523,334	105,653,335	14,918,657	3,424,383	(1,399,577)	(19,353,933)	-	(1,887,136)

Issuance of common stock for services at $0.18 per share	-	-	104,167	11,312	-	-	-	-	11,312
Issuance of common stock for cash at $0.18 per share	-	-	1,922,222	281,926	-	-	-	-	281,926
Issuance of preferred stock and warrants	30,000	-	-	-	-	-	-	-	-
Reclassification of warrants to a financial instrument	-	-	-	-	(2,435,713)	-	-	-	(2,435,713)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(1,486,781)	-	(1,486,781)
-
Balance at December 31, 2005	42,000	523,334	107,679,724	15,211,895	988,670	(1,399,577)	(20,840,714)	-	(5,516,392)

Conversion of preferred stock to common stock	(7,580)	(8,722)	10,242,424	8,722	-	-	-	-	-
Issuance of options for services	-	-	-	-	67,350	-	-	-	67,350
Issuance of common stock for services at $0.18 per share	-	-	435,556	78,400	-	-	-	-	78,400
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	(183,771)	-	(183,771)

Balance at December 31, 2006	34,420	$514,612	118,357,704	$15,299,017	$1,056,020	$(1,399,577)	$(21,024,485)	$-	$(5,554,413)

See Notes to Consolidated Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended December 31,		From Inception of the Development Stage
	2006	2005	on November 20, 1991 Through Dec. 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(183,771)	$(1,486,781)	$(20,332,286)
Adjustments to reconcile net loss to net cash used by operating activities:
Foreign currency transaction (gain) loss	117,501	(56,480)	61,021
Gain on debt restructuring	(607,761)	(196,353)	(2,039,650)
Common stock issued for services, expenses, and litigation	78,400	-	4,346,117
Commitment for research and development obligation	1,712,745	665,700	2,378,445
Depreciation	18,386	8,515	127,172
Reduction of escrow receivable from research and development	-	-	272,700
Unrealized gain on financial instrument	(2,564,608)	(2,300,191)	(4,864,799)
Stock options and warrants granted for services	67,350	-	4,878,603
Reduction of legal costs	-	-	(130,000)
Write-off of subscriptions receivable	-	-	112,500
Impairment of loss on assets	-	-	9,709
Loss on disposal of equipment	-	-	30,364
Write-off of receivable	317,175	51,100	562,240
Note payable issued for litigation	-	-	385,000
Changes in operating assets and liabilities
Increase in accounts receivable	-	-	(7,529)
Increase in accounts payable, accrued payroll and payroll taxes	407,900	171,641	2,872,086
Increase in accrued interest	29,903	38,210	667,822
Net Cash Used in Operating Activities	(606,780)	(3,104,639)	(10,670,485)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in deposits	-	-	(51,100)
Purchase of equipment	-	(89,150)	(221,334)
Issuance of note receivable	-	(313,170)	(313,170)
Payments received on note receivable	-	-	130,000
Net Cash Used in Investing Activities	-	(402,320)	(455,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, preferred stock and warrants for cash	-	3,006,000	10,033,845
Contributed equity	-	-	131,374
Proceeds from notes payable	-	-	1,336,613
Payments on notes payable	-	(300,000)	(801,287)
Proceeds from convertible notes payable	-	-	571,702
Payments on convertible notes payable	-	-	(98,500)
Net Cash Provided by Financing Activities	-	2,706,000	11,173,747

NET INCREASE (DECREASE) IN CASH	(606,780)	(800,959)	47,658
CASH AT BEGINNING OF PERIOD	654,438	1,455,397	-

CASH AT END OF PERIOD	$47,658	$654,438	$47,658

See Notes to Consolidated Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Interest paid	$46	$19,283

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of preferred stock to common stock	$8,722	$-
Common stock and warrants issued to placement agent	$-	$11,312
Conversion of accounts payable to long-term liability	$90,000	$-

See Notes to Consolidated Financial Statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Development Stage Company

The Company has not yet commenced its planned principal operations and is, therefore, considered a development stage company as defined in the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 7. The Company has, at the present time, not paid any dividends. Any dividends that may be paid in the future will depend upon the financial requirements of the Company. The primary purpose of the business is the research and development of pharmaceuticals.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments maturing in three months or less to be cash equivalents. From time to time, the Company has cash deposits in excess of federally insured limits. The Company did not have any uninsured bank balances at December 31, 2006.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition

  We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured; and title and the risks and rewards of ownership have transferred to the buyer. At the time of the transaction we also assess whether or not collection is reasonably assured. If we determine that collection of a fee is not reasonably assured, we defer recognition of the fee as revenue until the time collection becomes reasonably assured, which is generally upon receipt of cash.

Research and Development

  Research and development has been the principal function of the Company. Expenses in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Company’s anti-infective pharmaceutical, MDI-P as well as the purchase of the intellectual property assets of Savetherapeutics AG (See Note J). These costs, which consist primarily of pre-clinical testing activities, amounted to $2,026,907 and $2,172,461 and $7,748,106 for the year ended December 31, 2006 and 2005 and for the period November 20, 1991 (date of inception of the development stage) through December 31, 2006, respectively.

Foreign Currency Translation

  The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Euros. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Fair Value of Financial Instruments

       The Company estimates that the fair value of all financial instruments, at December 31, 2006 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates

       Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include those assumed in determining the valuation of common stock, warrants, and stock options. It is at least reasonably possible that the significant estimates used will change within the next year.

Basic and Diluted Loss per Share

       Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock equivalents, stock options and stock warrants have not been included in the loss per share for 2006 and 2005 as they are anti-dilutive. The potential common shares as of December 31, 2006 and 2005 are detailed below:

	Potential Common Shares
	as of December 31,
	2006	2005
Convertible notes	128,671	128,671
Convertible preferred stock	114,080,000	48,000,000
Warrants	38,973,861	40,923,861
Stock options	19,883,000	19,483,000
Total potential common shares	173,065,532	108,535,532

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Currently, the Company does not have enough authorized shares to meet the commitments it has entered into. Management is aware of the situation and is currently considering an appropriate course of action.

Stock Based Compensation

      Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective application. SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provision of SFAS No. 123.

  Had compensation expense for stock option grants been determined based on the fair value of the stock options at the grant date, the Company's net loss and net loss per share would have been the same for the year ended December 31, 2005.

  As a result of adopting SFAS 123(R), we recognized compensation expense related to options granted during the year ended December 31, 2006 in the amount of $67,350, which was the fair value of the options issued during the year ended December 31, 2006.

Reclassifications

  Certain 2005 balances have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on net loss or stockholders’ deficit for the year ended December 31, 2005.

Recently Issued Accounting Statements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which attempts to set out a consistent framework for preparers to use to determine the appropriate level of valuation allowance tax reserves to maintain for deferred tax assets relating to uncertain tax positions. This interpretation for FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more-than-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit, which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. The Company will adopt this Interpretation as of January 1, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 157 in 2008. The Company is currently evaluating the impact of SFAS 157 on the financial statements.

  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 159 in 2008. The Company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

NOTE B — BASIS OF PRESENTATION AND GOING CONCERN

       As shown in the accompanying financial statements, the Company incurred a net loss applicable to common shareholders of $183,771 during the year ended December 31, 2006, and has incurred losses applicable to common shareholders since inception of the development stage of $21,024,485. The Company has not had significant revenues and has negative working capital. The Company is hopeful, but there is no assurance, that its current business plan will be economically viable. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

       Management plans to meet its cash needs through various means including selling intellectual assets, securing financing, and developing new business plans. The Company has entered into an agreement to sell certain intellectual assets for an aggregate of €4,007,534 (approximately $5,906,000), which consideration is payable in cash and by the assumption of certain of the Company’s outstanding liabilities. In order to fund its operations pending the closing of the asset sale, the Company issued a secured promissory note for $1,000,000. The Company will also develop a business to participate in the rapidly growing bio-diesel industry. (See Note K for a more detailed description of these transactions.)

  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C - PROPERTY AND EQUIPMENT

  Property and equipment as of December 31, 2006 and 2005 are detailed below:

	2006	2005

Research equipment	$168,468	$168,468
Accumulated depreciation	(106,219)	(87,833)
	$62,249	$80,635

  Depreciation expense was $18,386 and $8,513 for the years ended December 31, 2006 and 2005, respectively.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D — INCOME TAXES

       Income taxes are provided for temporary differences between financial and tax basis income. The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2006 and 2005:
	Years Ended December 31,
	2006	2005
Federal income tax benefit at statutory rate (34%)	$62,000	$506,000
State income tax, net of federal benefit	11,000	89,000
Unrealized gain on financial instrument	1,026,000	920,000
Change in valuation allowance	(1,099,000)	(1,515,000)
Provision for income taxes	$-	$-

The components of net deferred taxes are as follows at December 31 using a combined deferred tax rate of 40%:

	December 31,
	2006	2005
Net operating loss carryforward	$7,684,000	$6,663,000
Research and development credits	80,000	80,000
Stock options	673,000	646,000
Accrued compensation	436,000	380,000
Valuation allowance	(8,873,000)	(7,769,000)
Net deferred tax asset	$-	$-

  Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

       The Company has available net operating losses of approximately $19,000,000 which can be utilized to offset future earnings of the Company. The Company also has available approximately $80,000 in research and development credits which expire in 2008. The utilization of the net operating losses and research and development credits are dependent upon the tax laws in effect at the time such losses can be utilized. The losses begin to expire between the years 2007 and 2023. Should the Company experience a significant change of ownership the utilization of net operating losses could be reduced.

NOTE E — NOTES PAYABLE

      The Company has the following notes payable at December 31, 2006 and 2005:

	2006	2005
Notes payable to shareholders, which are currently due
and in default. Interest is at 12%.	$56,000	$56,000

  On April 1, 2005, the Company negotiated a settlement regarding notes payable totaling $280,717 and accrued interest of $215,636, by payment of $300,000 in cash. The Company recognized a gain on settlement of debt totaling $196,353.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — CONVERTIBLE NOTES PAYABLE

       The Company has the following convertible notes payable at December 31, 2006:

	2006	2005
Convertible notes payable to a trust, which is currently due
and in default. Interest is at 12%. Each $1,000 note is convertible	$193,200	$193,200
into 667 shares of Company's common stock.

NOTE G — STOCKHOLDERS’ EQUITY

Common Stock

  Preferred stock converted to common stock - During 2006, the Company converted 200 shares of Series A Preferred Stock into 242,424 shares of common stock. The conversion price was $.0825 per share. The preferred stock had an assigned value of $8,722 which was reclassified to common stock at the time of conversion. During May 2006, the Company converted 7,380 shares of Series A Preferred Stock into 10,000,000 shares of common stock. The conversion price was $.0738 per share. The preferred stock did not have any assigned value due to all the proceeds being assigned to the warrant liability.

  Stock issued for cash - During the year ended December 31, 2005 the Company issued 1,922,222 shares of common stock for cash totaling $281,926 at $0.18 per share. In connection with the sales for cash, the Company also issued warrants to purchase 1,922,222 shares of restricted common stock at $0.18 per share, expiring three years from the date of issuance.

   Stock issued for services - During the year ended December 31, 2006 the Company issued 435,556 shares of restricted common stock for services totaling $78,400 or $0.18 per share, which was the fair value of the services rendered. During the year ended December 31, 2005, the Company issued 104,167 shares for services totaling $11,312 or $0.18 per share, which was the fair value of the services rendered.

Preferred Stock, Warrants and Financial Instrument

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

  Each share of Preferred Stock entitles the holder to convert the share of Preferred Stock into the number of shares of common stock resulting from multiplying $100 by the conversion price. The conversion price is 75% of the average of the three lowest intra-day trading prices for the Company’s common stock during the 10 trading days immediately preceding the conversion date. The conversion price may not exceed $0.1967 and has a conversion price floor of $0.05. The warrants are subject to equitable adjustment in connection with a stock split, stock dividend or similar transaction. The warrants entitle the holder to purchase up to 22,877,478 shares of common stock of the Company at $0.1967 per share. The warrants expire three years after the date of issuance.

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

  The Company adjusted to market value the outstanding warrants as of December 31, 2006 and 2005. The fair value of the financial instrument was $294,988 and $2,859,596, respectively. The Company used the Black-Scholes model in calculating fair value. At December 31, 2006 the following assumptions were: volatility of 138%, risk free interest rate of 5.0% and an expected life of one year. At December 31, 2005 the assumptions were: volatility of 152%, risk free interest rate of 4.41% and an expected life of two years. The changes in fair market value have been recorded as adjustments in the line “Unrealized gain on financial instrument” in the statement of operations of $2,564,608 and $2,300,191 for the years ended December 31, 2006 and 2005, respectively.

NOTE H - STOCK OPTIONS AND WARRANTS

Stock Options

  The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance thereunder. During the year ended December 31, 2006, the Company granted a stock option to a former officer and director. The option is for 500,000 shares exercisable at $0.25 per share through December 31, 2010. The option was fully vested on January 1, 2006. The Company did not grant any options during 2005. Share-based compensation recorded during the years ended December 31, 2006 and 2005 was $67,350 and zero, respectively. No income tax benefit has been recognized for share-based compensation arrangements and no compensation cost has been capitalized in the balance sheet.

  A summary of the status of the options granted at December 31, 2006 and 2005, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2005	19,483,000	$0.04
Granted	-	-
Expired	-	-
Outstanding at December 31, 2005	19,483,000	0.04
Granted	500,000	0.25
Expired	(100,000)	0.50
Outstanding at December 31, 2006	19,883,000	$0.05	6.4 years	$340,000

Exercisable at December 31, 2006	19,883,000	$0.05	6.4 years	$340,000

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  At December 31, 2006, 80,000 of the options outstanding have no stated contractual life. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of stock options during the year ended December 31, 2006 was $0.13. The weighted-average assumptions used for options granted during the year ended December 31, 2006 were risk-free rate of 4.3%, volatility of 152%, expected life of five years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

  As of December 31, 2006, there was no unrecognized compensation cost related to stock options that will be recognized in the future.

Stock Warrants

  A summary of the status of the warrants granted at December 31, 2006 and 2005, and changes during the years then ended is presented in the following table:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price
Outstanding at January 1, 2005	14,904,029	$0.28
Issued	26,019,832	0.20
Expired	-	-
Outstanding at December 31, 2005	40,923,861	0.23
Issued	-	-
Expired	(1,950,000)	1.00
Outstanding at December 31, 2006	38,973,861	$0.19

NOTE I — RELATED PARTY TRANSACTIONS

  At December 31, 2006 and 2005, the Company had accrued payroll and payroll taxes to current and former officers, employees, and directors totaling $1,184,264 and $1,673,651 for services performed and costs incurred in behalf of the Company, including $836,804 and $877,636, respectively, to the Company’s President and CEO, and $75,500 and $73,000, respectively, to the Company’s controller.

NOTE J — OTHER SIGNIFICANT TRANSACTIONS

Debt Restructuring

  On June 10, 2006, the Company entered into an agreement with a former vendor to forgive certain accrued expenses. The balance owed before the agreement was $229,066. Per the agreement, $3,975 was paid on the date of the agreement, another $3,975 was paid on August 13, 2006, and $131,116 was forgiven. The remaining balance of $90,000 will be due and payable immediately upon MDI’s receipt of $1 million in cumulative license revenue for MDI’s drug MDI-P in any human indication and has been recorded as Long-Term Liability in the accompanying financial statements. Additionally, the company determined $476,645 of previously recorded accrued payroll and payroll taxes had passed their statute of limitations for collection and are included in gain on debt restructuring in the accompanying financial statements.

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

  The purchase price of the Assets was €2,350,000 (approximately $3.1 million under current exchange rates), payable as follows: €500,000 at closing, €500,000 (approximately $665,700 on the date of transaction, $659,850 using the December 31, 2006 exchange rates) upon conclusion of certain pending transfers of patent and patent application rights from formestane cream’s inventors to the Company, and the remaining €1,350,000 ($1,781,595 at December 31, 2006) upon successful commercialization of the Assets.

  The pending transfers of patent and patent application rights have not occurred as of December 31, 2006. The Company has deemed the transfers are reasonably likely to occur due to existing contractual commitments of the inventors and the reasonably likely success of the Company’s action in German court proceeding to effect these transfers. Accordingly, the Company has recorded the second €500,000 payment as a research and development obligation in these financial statements.

  In July 2006 the Company entered into a co-development and license agreement with Eucodis Forschungs-und Entwicklungs GmbH (Eucodis), which provides for up-front licensing fees and milestone payments in excess of the €1,350,000 threshold for successful commercialization of the Assets. Accordingly, in the year ended December 31, 2006 the Company recorded the final €1,350,000 purchase price payment as research and development obligation in the accompanying financial statements. Consistent with the Company’s conclusion that no business had been acquired in connection with the purchase of the Assets, the charge has been reflected as a research and development expense in the accompanying financial statements. During the year ended December 31, 2006, the Company recognized revenue of $800,000 from the co-development and license agreement.

Formation of MDI Oncology, Inc.

  On March 22, 2005, the Company formed MDI Oncology, Inc., a Delaware Corporation, as a wholly-owned subsidiary for the purpose of acquiring and operating the assets and associated business ventures associated with the SaveCream purchase.

Note receivable and R&D agreement

On July 15, 2005, the Company entered into an Assignment of Patent, Participation and Research and Development Agreement (the "Agreement") with the inventor of the Company’s SaveCream lead drug candidate.  The terms of the Agreement included the Company granting a €500,000 non-interest bearing loan to the inventor.  The loan was secured by profits expected to be received by the inventor resulting from the inventor's 6% ownership interest in MDI Oncology, Inc., a wholly owned subsidiary of the Company.  The Agreement also included a consulting agreement for the inventor to perform research and development work.  The consulting fee was €10,000 (approximately $13,197 under current exchange rates) per month, under which the Company paid €60,000 (approximately $79,182 under current exchange rates).

On October 27, 2006 the Company and the inventor amended the Agreement. In exchange for certain intellectual property rights, the amended agreement (i) terminated the balance of the non-interest bearing loan (€250,000) not already advanced to the inventor under the terms of the earlier July 15, 2005 agreement, (ii) terminated the consulting agreement requiring the inventor to perform certain research and development work and the fee-for-service payments anticipated to be made by the Company, and (iii) cancelled the inventor's 6% ownership interest in MDI Oncology, Inc.  The amended agreement further stipulated that the €250,000 already advanced to the inventor in two installments of €100,000 and €150,000, respectively, as a non-interest bearing loan under the July 15, 2005 agreement (the "Loan"), would be secured by 2,301,000 warrants (the "Warrant") for the Company’s common stock issuable to the inventor upon conclusion of certain pending transfers of patent and patent application rights to the Company.  The Warrant would have a strike price of $0.001 per share and a 10 year expiration date.  The Warrant would be issued to the inventor upon transfer of all intellectual property rights related to the SaveCream lead drug candidate.  As of December 31, 2006, these intellectual property rights were not transferred.  At December 31, 2006, the subject patents had yet to be transferred, and the principal amount of the Loan outstanding was €250,000 (approximately $329,925 under current exchange rates).  During the year ended December 31, 2006, the Company provided in the accompanying financial statements an allowance of the full amount related to collectibility of this note receivable.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE K — SUBSEQUENT EVENTS

Introduction

  The Company has been a development stage bio-pharmaceutical company engaged in the research and development of two drug candidates. Both of these drug candidates are still in development and neither has been approved by the U.S. Food and Drug Administration (the FDA). The total cost to develop these two drugs and to receive the approval from the FDA would cost many millions of dollars and take many more years. The Company attempted to fund its development costs through the sale of its equity securities, including the sale of its Series A Convertible Preferred Stock. At the end of 2006, the Company had virtually no cash, had no source of revenues, had a working capital deficit of $5.6 million and a stockholders’ deficit of $5.6 million. In addition, the holders of the Series A Convertible Preferred Stock informed the Company that they were no longer willing to fund the Company’s then current operations.

  The transactions described in this footnote reflect the Company’s efforts in 2007 to reorganize its operations and to reposition its business and operations.

Consulting Agreement

  In February 2007, the Company engaged a consulting firm to assist it in resolving its financial issues, to obtain advice regarding any strategic alternatives that may be available to it, and to prevent the Company from losing all of its assets in bankruptcy. During the past several months, the Company has explored a number of transactions that would (i) prevent the Company’s shareholders from losing their entire investment in the Company and (ii) enable the Company to repay some of its currently outstanding debts and liabilities.

  The consulting agreement has a term of one year. As compensation for its services, the consultant is to receive $15,000 per month plus a warrant to purchase 5,000,000 shares of the Company’s common stock. The warrant has an exercise price of $0.03 per share, contains a cash-less exercise provision, and expires ten years from date of issue. The Company is currently evaluating the proper accounting related to the warrant issuance.

Discontinued Operations

  The Board of Directors initially determined that it could no longer fund the development of its two drug candidates and could not obtain additional funding for these drug candidates. The Board evaluated the value of both of its developmental stage drug candidates. In March, 2007, the Board determined that the best course of action was to discontinue further development of these two drug candidates and sell these technologies.

Eucodis Agreement

  On March 8, 2007, the Company entered into a binding letter of intent with Eucodis Pharmaceuticals Forschungs - und Entwicklungs GmbH, an Austrian company (Eucodis), regarding their intent to proceed with the evaluation, negotiation, and execution of a sale and purchase agreement related to certain assets of the Company. On July 6, 2007, the Company entered into a sale and purchase agreement (the Asset Sale Agreement) with Eucodis, pursuant to which Eucodis agreed to acquire certain assets of the Company in consideration for a cash payment and the assumption by Eucodis of certain indebtedness of the Company. Pursuant to the Second Amendment to the Asset Sale Agreement, the sale is scheduled to be consummated on or before January 31, 2008 after the shareholders of the Company have approved the transaction.

The assets to be acquired by Eucodis pursuant to the Asset Sale Agreement include all of the Company’s right, title and interest in all patents, patent applications, United States and foreign regulatory files and data, pre-clinical study data and anecdotal clinical trial data concerning SaveCream. In addition, at the closing of the sale, the Company will also assign to Eucodis all of its right, title and interest in a co-development agreement with Eucodis, dated as of July 29, 2006, related to the co-development and licensing of SaveCream (including the intellectual property rights acquired in connection with that development) and their rights under certain other contracts relating to SaveCream.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price to be paid by Eucodis for acquiring these assets will be €4,007,534 (approximately $5,906,000 under exchange rates in effect as of November 30, 2007), is comprised of (i) a cash payment of €1,538,462 (approximately $2,267,000 under exchange rates in effect as of November 30, 2007) less $200,000 received in March 2007 under the binding letter of intent, and (ii) Eucodis’ assumption of an aggregate of €2,469,072 (approximately $3,639,000 under exchange rates in effect as of November 30, 2007), constituting specific indebtedness currently owed and other commitments to certain creditors of the Company. In addition, at the closing of the sale, Eucodis will assume (i) all financial and other obligations of the Company under certain contracts to be assigned to Eucodis, and (ii) certain other costs incurred by the Company since February 28, 2007 in connection with preserving the acquired assets for the benefit of Eucodis until closing of the sale.

The Company has agreed to a non-compete provision for the duration of five years after the closing of the sale. Specifically, the non-compete provision will restrict the Company, or any of its respective affiliates, from undertaking research and development activities with respect to SaveCream, or any other product which could be used in reasonable substitution of that product, or commercializing any products based on SaveCream, unless expressly authorized by Eucodis.

The closing of the sale was scheduled to occur on September 30, 2007. However, Eucodis and the Company have agreed to extend the date of the closing of the sale until on or before January 31, 2008 following the date on which the shareholders vote to approve the sale. The consummation of the sale is subject to certain customary conditions, including (i) the delivery of releases from each creditor whose debt is being assumed by Eucodis, releasing the Company from any liability concerning such creditor’s indebtedness, and (ii) the Company obtaining additional capital or a credit facility in the aggregate amount of at least $250,000.

MDI-P Agreement

The Company also entertained various offers to purchase the Company’s rights to the assets related to the MDI-P compound. On August 9, 2007, the Company sold the MDI-P related assets for $310,000 in cash. The sale included the patents, name, and other intellectual property, research results and test data, production units and equipment, and other assets related to this technology. No liabilities were assumed by the purchaser in this transaction. The sale was subject to certain customary conditions, representations, and warranties. The Company is currently evaluating the accounting treatment as it relates to the sale of MDI-P.

Global Clean Energy Holdings, LLC

Having agreed to dispose of its assets, the Board of Directors decided to develop a business to produce and sell seed oils, including seeds oils harvested from the planting and cultivation of the Jatropha curcas plant, for the purpose of providing feedstock oil intended for the generation of bio-diesel. In order to commence its new Jatropha based biofuels business, the Company (i) hired Richard Palmer, an energy consultant, to act as the Company’s new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide the Company with consulting services related to the development of the Jatropha bio-diesel business, and (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel. In order to fund the Company’s operations until cash is generated from the sale of the Assests to Eucodis and from the new Jatropha business, the Company entered into a loan and security agreement pursuant to which the Company has borrowed $350,000.

Share Exchange Agreement

The Company entered into a share and exchange agreement (the Global Agreement) pursuant to which the Company acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, a Delaware limited liability company (Global) on September 7, 2007 from Mobius Risk Group, LLC (Mobius) and from Richard Palmer (Mr. Palmer). Global is an entity that has certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant, for the purpose of providing feedstock oil intended for the production of bio-diesel. Under the Global Agreement, the Company issued 63,945,257 shares of its common stock for all of the issued and outstanding membership interests of Global. Of the 63,945,257 shares issued under the Global Agreement, 36,540,146 shares were issued and delivered at the closing of the Global Agreement without any restrictions. The remaining 27,405,111 shares of common stock were, however, held in escrow by the Company, subject to forfeiture in the event that certain specified performance and market-related milestones are not achieved. Upon the satisfaction from time to time of the operational and market capitalization condition milestones, the restricted shares will be released by the Company from escrow and delivered to the buyers in accordance with the terms and conditions of the Global Agreement. In the event that all of the milestone conditions are not achieved, the restricted shares that have not been released from escrow will be cancelled by the Company and thereafter cease to be outstanding.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the restricted shares issued under the Global Agreement, 13,702,556 shares will be released from escrow if and when certain land lease agreements suitable for the planting and cultivation of Jatropha curcas are executed; and certain operation management agreements with a third-party land and operations management company with respect to the management, planting and cultivation of Jatropha curcas are executed. These restricted shares will be held in escrow subject to the satisfaction of these milestones, at which time such shares will be released from escrow and delivered to the sellers.

The remaining 13,702,555 restricted shares issued under the Global Agreement will be released from escrow upon satisfaction of certain market capitalization and average daily trading volume levels. These restricted shares will be held in escrow subject to the satisfaction of these milestones, at which time such shares will be released from escrow and delivered to the sellers. As of November 30, 2007, a total of 4,567,518 shares had been released from escrow and delivered to the sellers.

The restricted shares under the Global Agreement are subject to cancellation and termination as follows. The restricted shares held in escrow related to the operational milestone will be returned to the Company and cancelled if the related conditions are not satisfied by the end of the first anniversary of the effective date of the Global Agreement. The restricted shares related to the market capitalization milestones will be returned to the Company and cancelled to the extent that the market-related conditions are not satisfied by the end of the second anniversary of the effective date of the Global Agreement.

As part of the Global Agreement, Mobius has agreed to a non-competition agreement that prohibits Mobius from engaging or participating in any business that is in competition in any manner whatsoever with the Company’s new Jatropha business. The non-competition prohibition is in effect for a period of five years following the effective date of the Global Agreement.

The Company is currently evaluating the accounting effect of the Share Exchange Agreement.

Mobius Consulting Agreement

Concurrent with the execution of the Global Agreement, the Company entered into a consulting agreement with Mobius pursuant to which Mobius has agreed to provide consulting services to the Company in connection with the Company’s new Jatropha bio-diesel feedstock business. The Company engaged Mobius as a consultant to obtain Mobius’ experience and expertise in the feedstock/bio-diesel market to assist the Company and Mr. Palmer in developing this new line of operations for the Company. Mobius has agreed to provide the following services to the Company: (i) manage and supervise a research and development program contracted by the Company and conducted by the University of Texas Pan American regarding the location, characterization, and optimal economic propagation of the Jatropha plant; and (ii) manage and supervise the creation, planning, construction, and start-up of plant nurseries and seed production plantations in two geographical areas that may include either South Texas, the Yucatan Peninsula of Mexico (Merida), the Caribbean or Central America.

The term of the agreement is twelve (12) months, or until the scope of work under the agreement has been completed. Mobius will supervise the hiring of certain staff to serve in management and operations roles of the Company, or hire such persons to provide similar services as independent contractors. Mobius’ compensation for the services provided under the agreement is a monthly retainer of $45,000. The Company will also reimburse Mobius for reasonable business expenses incurred in connection with the services provided. The agreement contains customary confidentiality provisions with respect to any confidential information disclosed to Mobius or which Mobius receives while providing services under the agreement.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Palmer Employment Agreement

Effective September 1, 2007, the Company entered into an employment agreement with Richard Palmer pursuant to which the Company hired Mr. Palmer to serve as its President and Chief Operating Officer. Mr. Palmer was also appointed to serve as director on the Company’s Board of Directors to serve until the next election of directors by the Company’s shareholders. Upon the resignation of the current Chief Executive Officer, Mr. Palmer also will become the Company’s Chief Executive Officer. The Company hired Mr. Palmer to take advantage of his experience and expertise in the feedstock/bio-diesel space, and in particular, in the Jatropha bio-diesel and feedstock business. The term of employment commenced September 1, 2007 and ends on September 30, 2010, unless terminated in accordance with the provisions of the agreement.

Mr. Palmer’s compensation package includes a base salary of $250,000, subject to annual increases based on changes in the Consumer Price Index, and a bonus payment based on Mr. Palmer’s satisfaction of certain performance criteria established by the compensation committee of the Company’s Board of Directors. The bonus amount in any fiscal year will not exceed 100% of Mr. Palmer’s base salary. Mr. Palmer is eligible to participate in the Company’s employee stock option plan and other welfare plans. The Company granted Mr. Palmer an incentive option to purchase up to 12,000,000 shares of its common stock at an exercise price of $0.03 (the trading price on the date the agreement was signed). The options vest upon the Company’s achievement of certain market capitalization goals. When the Company’s market capitalization reaches $75 million, the incentive option will vest with respect to 6,000,000 shares. When the Company’s market capitalization reaches $120 million, the incentive option will vest with respect to the remaining 6,000,000 shares. The option expires five years after grant.

If Mr. Palmer’s employment is terminated by the Company without “cause” or by Mr. Palmer for “good reason”, he will be entitled to severance payments including 100% of his then-current annual base salary, plus 50% of the target bonus for the fiscal year in which his employment is terminated, and the incentive option to purchase 12,000,000 shares of common stock shall vest following termination of Mr. Palmer’s employment. The Company is currently evaluating the proper accounting treatment for this employment agreement and option issuance.

LODEMO Agreement

On October 15, 2007, the Company entered into a service agreement with Corporativo LODEMO S.A DE CV, a Mexican corporation (the LODEMO Group).

The Company has decided to initiate its Jatropha Business in Mexico, and has already identified parcels of land in Mexico to plant and cultivate Jatropha. In order to obtain all of the logistical and other services needed to operate a large-scale farming and transportation business in Mexico, the Company entered into the service agreement with the LODEMO Group, a privately held Mexican company with substantial land holdings, significant experience in diesel distribution and sales, liquids transportation, logistics, land development and agriculture.

Under the supervision of the Company’s management, the LODEMO Group will be responsible for the establishment, development, and day-to-day operations of the Jatropha Business in Mexico, including the extraction of the oil from the Jatropha seeds, the delivery of the Jatropha oil to buyers, the purchase or lease of land in Mexico, the establishment and operation of one or more Jatropha nurseries, the clearing, planting and cultivation of the Jatropha fields, the harvesting of the Jatropha seeds, the operation of the Company’s oil extraction facilities, and the logistics associated with the foregoing. Although the LODEMO Group will be responsible for identifying and acquiring the farmland, ownership of the farmland or any lease thereto will be held directly by the Company or by a Mexican subsidiary of the Company. The LODEMO Group will be responsible for hiring and managing all necessary employees. All direct and budgeted costs of the Jatropha Business in Mexico will be borne by the Company.

The LODEMO Group will provide the foregoing and other necessary services for a fee primarily based on the number of hectares of Jatropha under cultivation. The Company has agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement has a 20-year term but may be terminated earlier by the Company under certain circumstances. The LODEMO Group also will potentially receive incentive compensation for controlling costs below the annual budget established by the parties, production incentives for increase yield and a sales commission for biomass sales.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Agreement

In order to fund its operations pending the sale of the Assets to Eucodis, the Company entered into a loan and security agreement on September 7, 2007, with Mercator Momentum Fund III, L.P., a California limited partnership. Pursuant to the loan agreement, the lender made available to the Company a secured term credit facility in the aggregate principal amount of $1,000,000. In connection with the loan agreement, the Company also issued a secured promissory note to the lender, which note is secured by a first priority lien on all of the assets of the Company. The lender and its affiliates currently own all of the issued and outstanding shares of Series A Convertible Preferred Stock of the Company.

Under the loan agreement, interest is payable on the loan at a rate of 12% per annum, payable monthly. The loan matures and becomes due and payable on December 14, 2007. In connection with the closing of the loan, the Company agreed to the exchange of the warrants to purchase 27,452,973 shares at a price of $0.1967 per share previously issued to the lender and certain of its affiliates to (i) lower the exercise price of such warrants to $0.01 per share, (ii) permit the cash-less exercise of the warrants, and (iii) extend the expiration date thereof to September 30, 2013. The Company is currently evaluating the accounting effect of the loan agreement and the exchange of warrants.

Consultant Agreement

On September 14, 2007, the Company entered into a one-year agreement with a consultant for investor relations services. Under the agreement, the Company agreed to pay total compensation of $105,000 over the one-year term. As additional compensation, the Company issued 4,357,298 shares of restricted common stock to the consultant and granted piggyback registration rights for the stock to be registered in connection with the Company’s next registration of securities. The Company is currently evaluating the accounting treatment for this consulting agreement.

Conversion of Series A Preferred Stock

On September 17, 2007, the preferred stockholders gave notice to the Company and converted 5,492 shares of Series A Preferred Stock into 10,983,521 shares of common stock. The conversion price was $0.05 per share.

Release and Settlement Agreement

Mercator Momentum Fund, LP; Monarch Pointe Fund, Ltd.; and Mercator Momentum Fund III, LP, each a private investment entity (collectively, the MAG Funds) purchased shares of the Company’s Series A Preferred Convertible Stock in 2004 and in 2005. In connection with the 2005 investment, the Company agreed to eliminate the conversion price floor of the Series A Stock. The Company failed to file an amendment to the Series A Stock Certificate of Designations of Preferences and Rights for the Series A Stock that would have eliminated the conversion price floor. Accordingly, in connection with an intended conversion of some of their Series A Stock in September 2007, the MAG Funds were required to convert Series A Stock at a conversion price higher than the price that would have applied if the Amendment had been filed as agreed.

On October 22, 2007, the Company executed and entered into a Release and Settlement Agreement (the Release Agreement), with the MAG Funds to settle all losses and damages that MAG may have suffered, and may hereafter suffer, as result of the Company’s failure to file the amendment to the Series A Stock Certificate of Designations of Preferences and Rights for the Series A Stock. Pursuant to the Release Agreement, the Company issued to the MAG Funds a ten-year warrant to acquire up to 17,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share expiring October 17, 2017. The initial warrant price is subject to adjustments in connection with (i) the Company’s issuance of dividends in shares of Common Stock, or shares of Common Stock or other securities convertible into shares of Common Stock without consideration, (ii) any cash paid or payable to the holders of Common Stock other than as a regular cash dividend, and (ii) future stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting common stockholders.

The warrant issued to the MAG Funds contain beneficial ownership limitations, which preclude the MAG Funds from exercising its warrant if, as a result of such conversion or exercise, the MAG Funds would own beneficially more than 9.99% of the Company’s outstanding common stock then outstanding.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Release Agreement, the MAG Funds released the Company from any and all claims, past, present or future, relating to the losses or the Company’s failure to file the amendment. In addition, MAG has agreed not to sue the Company in connection with the losses or the Company’s failure to file the Amendment.

The Company is currently evaluating the accounting significance of this release and settlement agreement.

Issuance of Series B Preferred Stock

In order to obtain additional working capital, on November 6, 2007, the Company entered into a Securities Purchase Agreement with two accredited investors, pursuant to which the Company sold a total of 13,000 shares of our newly authorized Series B Convertible Preferred Stock (“Series B Shares”) for an aggregate purchase price of $1,300,000. Each share of the Series B Shares has a stated value of $100.

The Series B Shares may, at the option of each holder, be converted at any time or from time to time into shares of our common stock at the conversion price then in effect. The number of shares into which one Series B Share shall be convertible is determined by dividing $100 per share by the conversion price then in effect. The initial conversion price per share for the Series B Shares is $0.11, which is subject to appropriate adjustment for certain events, including stock splits, stock dividends, combinations, or other recapitalizations affecting the Series B Shares.

Each holder of Series B Shares is entitled to the number of votes equal to the number of shares of our common stock into which the Series B Shares could be converted on the record date for such vote, and shall have voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. In the event of our dissolution or winding up, each share of the Series B Shares is entitled to be paid an amount equal to $100 (plus any declared and unpaid dividends) out of the assets of the Company then available for distribution to shareholders; subject, however, to the senior rights of the holders of Series A Convertible Preferred Stock.

No dividends are required to be paid to holders of the Series B Shares. However, the Company may not declare, pay or set aside any dividends on shares of any class or series of our capital stock (other than dividends on shares of our common stock payable in shares of common stock) unless the holders of the Series B Shares shall first receive, or simultaneously receive, an equal dividend on each outstanding share of Series B Shares.

Release and Settlement Agreement with Chief Executive Officer

On August 31, 2007, the Company entered into a Settlement and Release Agreement with Judy Robinett, the Company’s current Chief Executive Officer, pursuant to which Ms. Robinett agreed to continue to act as the Company’s transitional Chief Executive Officer. Under the agreement, Ms. Robinett agreed to, among other things, assist the Company in the sale of its legacy assets, complete the preparation and filing of the delinquent reports to the Securities and Exchange Commission (the SEC) that related to the periods prior to the appointment of Mr. Palmer, and provide certain shareholder and creditor related services. Upon the completion of the foregoing matters, in particular the filing of the delinquent reports to the SEC, Ms. Robinett will resign, and Mr. Palmer will thereafter assume the office of Chief Executive Officer. Under the agreement, Ms. Robinett agreed to (i) forgive her potential right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share. In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the foregoing stock options, and settlement of other issues, the Company agreed to (a) pay Ms. Robinett $500,000 upon the receipt of the Eucodis cash payment under the agreement to sell the SaveCream Assets, (b) pay Ms. Robinett a commission of fifteen percent of the gross proceeds received by the Company from the sale of the MDI-P asset, (c) pay Ms. Robinett $20,833 in monthly salary for serving as transitional Chief Executive Officer of the Company during the period from April 1, 2007 until the effective date of her resignation, and (d) permit Ms. Robinett to retain some of her previously granted incentive stock options in such an amount allowing her to purchase up to two million shares of common stock, which options shall continue to have the same terms and conditions as currently in existence, including an option price of $0.01 per share and expiration date of December 31, 2112.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consulting Agreement

In February 2007, the Company entered into another consulting agreement with an individual to assist it in the preparation of financial statements, reporting to the SEC, raising capital, disposing of the existing technologies, and otherwise assisting executive management and the Company’s other consulting firm in the development and execution of the Company’s business plan. The consulting agreement had a term of one year. As compensation for its services, the consultant was to receive $10,000 per month plus a warrant to purchase 5,000,000 shares of the Company’s common stock. The warrant has an exercise price of $0.03 per share, contains a cash-less exercise provision, and expires ten years from date of issue. Since the consulting agreement was terminated prior to its expiration date, the Company’s obligations under the consulting agreement, if any, for the period after the termination date are unclear. No demand for any additional compensation has been made against the Company under the consulting agreement. The Company is currently evaluating the accounting effect of this consulting agreement. This consulting agreement was terminated in May 2007.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures which are designed to ensure that the information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (as amended, the “Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer (“Certifying Officers”), to allow timely decisions regarding required financial disclosures.

In connection with the preparation of this Annual Report, our Certifying Officers evaluated the effectiveness of management’s disclosure controls and procedures, as of December 31, 2006, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, the Certifying Officers concluded that management’s disclosure controls and procedures were not effective as of December 31, 2006.

As a result of our lack of working capital and insufficient personnel, we were unable to timely file our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 and also did not timely file our interim quarterly financial reports for the periods ending March 31, 2007, June 30, 2007 and September 30, 2007 as required under the Act.

Material Weakness in Internal Control Over Financial Reporting

Subject to oversight by the Audit Committee, management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Exchange Act Rule 13a-15(f). The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation performed by them, for the reasons set forth below, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006. The material weakness resulted from our financial condition at the end of fiscal 2006, which caused us to have inadequate staffing of the accounting functions. In addition, as of December 31, 2006, we did not have a Chief Financial Officer.

During September 2007, our Audit Committee conducted an investigation into the foregoing internal control deficiencies. As a result of the investigation, under the direction of the Audit Committee, management is in the process of developing and implementing additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately. These measures include:

•	We have retained Gilderman, Garabedian & Flummerfelt, LLP, an independent accounting firm, to manage our day-to-day internal accounting functions;

•
We have retained Osborne, Robbins & Buhler, PLLC, an independent accounting firm, to assist us with the preparation of our financial reports to be included in our periodic reports required to be filed under the Act;

•	We have consolidated all or our record keeping and accounting functions in our Los Angeles office;

•	We have developed and implemented improved accounting and management financial reporting policies and procedures;

•	We have hired ADP, Inc., an outside payroll service, to process all payrolls and make the required payroll withholding deductions and deposits; and,

•	We have implemented additional banking procedures and imposed additional pre-approval authorization policies.

Our Board of Directors believes that, with the additional measures we have adopted since October 1, 2007, our system of internal controls, disclosure controls and procedures will improve, and be adequate to provide reasonable assurance that the information required to be disclosed in the our interim and annual reports is recorded, processed, summarized, and accurately reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Board of Directors, the Audit Committee, management, including our certifying officers, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Audit Committee cannot be certain that its remediation efforts will sufficiently cure management’s identified material financial reporting weaknesses. Furthermore, the Audit Committee has not tested the operating effectiveness of the remediated controls, since the process is not yet complete. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

ITEM 8B.     OTHER INFORMATION

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding the executive officers and directors of Medical Discoveries, Inc. as of November 30, 2007.

Name	Age	Title
David R. Walker	63	Chairman of the Board of Directors and Treasurer

Judy Robinett (1)	53	Chief Executive Officer and interim Chief Financial Officer, Director

Richard Palmer	47	President and Chief Operating Officer, Director

Eric J. Melvin	44	Director and Secretary

Martin Schroeder	54	Director

(1) Pursuant to a Release and Settlement agreement, dated as of August 31, 2007, between Medical Discoveries, Inc. and Judy Robinett, Ms. Robinett has agreed resign as a director and as our Chief Executive Officer and interim Chief Financial Officer after completing certain tasks associated with winding up our legacy biopharmaceutical business. Since those tasks will be completed in the near future, Ms. Robinett is expected to resign in December 2007.

David R. Walker

     David R. Walker joined the Board of Directors on May 2, 1996, and was appointed Chairman of the Board of Directors on May 10, 1998. He has served as Chairman of the Audit Committee since its establishment in 2001. For over 20 years, Mr. Walker has been the General Manager of Sunheaven Farms, the largest onion growing and packing entity in the State of Washington. In the capacity of General Manager, Mr. Walker performs the functions of a traditional chief financial officer. Mr. Walker holds a Bachelor of Arts degree in economics from Brigham Young University with minors in accounting and finance.

Judy Robinett

     Judy M. Robinett has held the office of Chief Executive Officer since November, 2000; she joined our Board of Directors on February 9, 2001. Since 1994, she has owned and operated an international consulting company focused on strategic planning, finance, marketing, and distribution for entrepreneurs and established companies. Ms. Robinett holds a Bachelors of Sciences degree in psychology and a Masters degree in labor economics from Utah State University.

Richard Palmer

     Richard Palmer was appointed as our President and Chief Operating Officer in September 2007, and been a member of the Board of Directors since September 2007. Mr. Palmer has over 25 years of hands-on experience in the energy field, holding senior level management positions with a number of large engineering, development, operations and construction companies. He is a co-founder of Mobius Risk Group, LLC, an energy risk advisory services consulting company, and was a principal and Executive Vice President of that consulting company from January, 2002 until September 2007. From 1997 to 2002, Mr. Palmer was a Senior Director at Enron Energy Services. Prior thereto, from 1995 to 1996 Mr. Palmer was a Vice President of Bentley Engineering, and a Senior Vice President of Southland Industries from 1993 to 1996. Mr. Palmer received his designation as a Certified Energy Manager in 1999, holds two Business Management Certificates from University of Southern California’s Business School, and is an active member of both the American Society of Plant Biologists and the International Tropical Farmers Association.

Eric J. Melvin

Eric Melvin was elected to our Board of Directors in September 2007 and was appointed as our Secretary in October 2007.  Mr. Melvin is a co-founder of Mobius Risk Group, LLC, and has been its Chief Executive Officer since January 2002.  He has extensive commodity trading and marketing experience including: natural gas (physical and financial), power, crude products, coal, weather, fixed income and foreign exchange, as well as a strong track record of developing and managing profitable energy trading, marketing and origination groups. Eric has established trading processes and risk guidelines and has selected and implemented financial and physical trading systems.   He received his BGS (Bachelor of Graduate Studies) from the University of Michigan, Ann Arbor and a JD from University of Detroit, School of Law.

Martin Schroeder

Martin Schroeder has been a member of the Board of Directors since August 2007. He has been the Executive Vice-President and Managing Director of The Emmes Group, Inc., a strategic business consulting firm, since August 1998. He has been the principal of Emmes Group Consulting, LLC since 1998. Mr. Schroeder holds a Bachelor of Science in Biochemistry from the University of California at Los Angeles, and a Masters of Science in Biochemistry from California State University Long Beach.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on information provided to us by our officers and our review of copies of reporting forms received by us, we believe that during fiscal year ended December 31, 2006, our officers and directors complied with the filing requirements under Section 16(a).

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our principal executive officers, principal financial officer or controller, or persons performing similar functions (“Code of Ethics”). The text of the Code of Ethics is filed as an exhibit to this Annual Report.

Board Committees

During fiscal 2006, the Board of Directors maintained an Audit Committee. The Board of Directors does not currently have a Compensation Committee or a Nominating Committee, but intends to establish these committees in 2008.

The Audit Committee meets periodically with management and with our independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. During the fiscal year ended December 31, 2006, Mr. Walker and Mr. Larry Anderson (a former director who resigned in January 2007) constituted all of the members of the Audit Committee. As of the date of this Annual Report, the Audit Committee is composed of Mr. Walker and Mr. Schroeder. Mr. Walker is a non-employee director and independent as defined under the Nasdaq Stock Market’s listing standards. Mr. Schroeder is a principal of The Emmes Group, a consulting firm that has provided consulting services to us since February 2007 and has earned $150,000 in consulting fees in 2007. Accordingly, Mr. Schroeder is not an independent member of the Audit Committee as defined under the Nasdaq Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters to be deemed to be an “audit committee financial expert” of the Audit Committee. Although Mr. Schroeder is not independent as defined under the Nasdaq Stock Market’s listing standards, due to Mr. Schroeder’s experience and because our stock is not listed on the Nasdaq or the Over-the-Counter (OTCBB) markets, our Board of Directors has determined that he can competently perform the functions required of him as a member of the Audit Committee. The Audit Committee met 4 times during fiscal 2006 and 10 times in 2007 in connection with this Annual Report and our Quarterly Reports on Form 10-QSB. The Audit Committee operates under a formal charter that governs its duties and conduct.

ITEM 10.     EXECUTIVE COMPENSATION.

Director Compensation. Our Board of Directors has adopted a plan pursuant to which directors who are not officers of this company are entitled to receive $1,000 per meeting and are entitled to an annual grant of $50,000 of shares of our common stock. During fiscal 2006, except for a $1,000 cash payment made to one of our directors, all of our directors declined to be compensated for their services as our directors. Directors are entitled to receive compensation for services unrelated to their service as a director to the extent that they provide such unrelated services to the Company. See “Related Party Transactions” below.

Summary Compensation Table. The following table sets forth certain summary information concerning compensation paid by this company to our Chief Executive Officer (the “Named Executive Officer”) for the years ended December 31, 2006, 2005, and 2004. No other executive officer received a total annual salary and bonus in excess of $100,000 during the year ended December 31, 2006.

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)
Judy M. Robinett	2006	350,000	—	—
Chief Executive Officer	2005	322,500	—	—
	2004	220,000	—	—

The Named Executive Officer was not granted options during the year ended December 31, 2006.

The following table sets forth certain summary information concerning the value of options held by the Named Executive Officer at December 31, 2006 measured in terms of the closing price reported for Common Stock on December 29, 2006 of $0.04. The Named Executive Officer did not exercise any during 2006.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2006 (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2006 ($) Exercisable/Unexercisable
Judy M. Robinett	—	—	16,000,000 / 0	340,000 / 0

During the fiscal year ended December 31, 2006, we did not adjust or amend the exercise price of stock options awarded to the Named Executive Officer.

Employment Agreement

On September 7, 2007, we entered into an employment agreement with Richard Palmer pursuant to which we hired Richard Palmer to serve as our President and Chief Operating Officer. Mr. Palmer was also appointed to serve as director on our Board of Directors to serve until the next election of directors by our shareholders. Upon the resignation of the current Chief Executive Officer, Mr. Palmer also will become our Chief Executive Officer. We hired Richard Palmer to take advantage of his experience and expertise in the feedstock/bio-diesel space, and in particular, in the Jatropha bio-diesel and feedstock business.

Under our employment agreement with Mr. Palmer, we granted Mr. Palmer an incentive option to purchase up to 12,000,000 shares of our common stock at an exercise price of $0.03 (the trading price on the date the agreement was signed), subject to our achievement of certain market capitalization goals. The option expires after five years. In addition, Mr. Palmer’s compensation package includes a base salary of $250,000, and a bonus payment contingent on Mr. Palmer’s satisfaction of certain performance criteria, which will not exceed 100% of Mr. Palmer’s base salary. The term of employment commenced September 1, 2007 and ends on September 30, 2010.

Judy Robinett Resignation Agreement

On April 1, 2005, we entered into a 3-year employment agreement with Judy Robinett pursuant to which Ms. Robinett agreed to serve as our Chief Executive Officer and we agreed to, among other things, pay her an annual salary of $350,000 plus annual bonus, and did not grant her options to purchase additional shares of our common stock. As of the effective date of employment agreement, Ms. Robinett already held options giving her the right to purchase 16,000,000 shares of our common stock.

On August 31, 2007, we entered into a release and settlement agreement (effective as of September 7, 2007) (“the Release and Settlement Agreeement”) with Judy Robinett, our current Chief Executive Officer, pursuant to which Ms. Robinett agreed to continue to act as our transitional Chief Executive Officer. Ms. Robinett also currently is acting as our interim Chief Financial Officer. Under the agreement, Ms. Robinett agreed to, among other things, assist us in the sale of our legacy bio-pharmaceutical assets, complete the preparation and filing of the delinquent SEC Reports that related to the periods prior to the date of the agreement, deal with our creditors and handle our creditor issues, and to assist in maintaining our relations with our shareholders. Upon the completion of the foregoing matters, Ms. Robinett has agreed to resign (Mr. Palmer will thereafter assume the office of Chief Executive Officer). Under the release and settlement agreement, Ms. Robinett agreed to (i) forgive her right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share. In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the foregoing stock options, and settlement of other issues, we agreed to (a) pay Ms. Robinett $500,000 upon the receipt of the cash payment from Eucodis for the sale of our SaveCream rights under the SaveCream Asset Sale Agreement, (b) pay Ms. Robinett a commission of fifteen percent (15%) of the gross proceed we receive from the sale of the MDI-P drug, (c) pay Ms. Robinett $20,833 per month in salary and benefits for serving as our Chief Executive Officer during the period from April 1, 2007 until the date of her resignation according to terms of the Release and Settlement Agreeement, and (d) permited Ms. Robinett to retain some of her previously granted incentive stock options in such an amount allowing her to purchase up to two million (2,000,000) shares of common stock, which options shall continue to have the same terms and conditions as currently in existence, including an option price of $0.01 per share and expiration date of December 31, 2112.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information regarding persons known by us to beneficially own, as defined by Rule 13d-3 under the Securities Exchange Act of 1934, more than 5% of Common Stock as of November 30, 2007, based solely on information regarding such ownership available in filings by such beneficial owners with the SEC on Schedules 13D and 13G. The following table also sets forth information regarding beneficial ownership of Common Stock as of November 30, 2007, by the Directors and the Named Executive Officer and by the Directors and Named Executive Officer as a group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class
Certain Beneficial Owners:
Mercartor Momentum Fund, LP 555 S. Flower St., Suite 4500 Los Angeles, CA 90071	42,192,209	(3)(13)	20.19%
Mercartor Momentum Fund III, LP 555 S. Flower St., Suite 4500 Los Angeles, CA 90071	39,898,676	(4)(13)	17.08%
Monarch Pointe Fund, Ltd. 555 S. Flower St., Suite 4500 Los Angeles, CA 90071	34,002,509	(5)(13)	14.92%
David Firestone 555 S. Flower St., Suite 4500 Los Angeles, CA 90071	121,485,494	(6)(13)	40.37%
Mobius Risk Group, LLC Three Riverway, Suite 1700 Houston, Texas 77056	54,810,220	(7)	27.73%

Directors/Named Executive Officers:
Judy M. Robinett	2,030,000	(8)	1.02%
Richard Palmer	9,135,037	(9)	4.62%
David R. Walker	1,153,539	(10)	*
Eric J. Melvin Three Riverway, Suite 1700 Houston, Texas 77056	54,810,220	(11)	27.73%
Martin Schroeder 92 Natoma Street, Suite 200 San Francisco, California 94105	5,000,000	(12)	2.47%

All Named Executive Officers and Directors as a group (5 persons)	72,128,796		35.12%

* Less than 1%

(1) Unless otherwise indicated, the business address of each person listed is c/o Medical Discoveries, Inc., 6033 W. Century Blvd, Suite 1090, Los Angeles, California.

(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of September 30, 2007.

(3) Includes 18,638,877 shares that may be acquired upon the exercise of currently exercisable warrants, and 17,430,000 shares of common stock issuable upon conversion of 8,715 shares of Series A convertible preferred stock based on an assumed conversion price of $0.05, which is the minimum price at which such shares of Series A convertible preferred stock can be converted.

(4) Includes 15,411,001 shares that may be acquired upon the exercise of currently exercisable warrants, and 20,590,000 shares of common stock issuable upon conversion of 10,295 shares of Series A convertible preferred stock based on an assumed conversion price of $0.05, which is the minimum price at which such shares of Series A convertible preferred stock can be converted.

(5) Includes 10,403,095 shares that may be acquired upon the exercise of currently exercisable warrants, and 19,834,000 shares of common stock issuable upon conversion of 9,917 shares of Series A convertible preferred stock based on an assumed conversion price of $0.05, which is the minimum price at which such shares of Series A convertible preferred stock can be converted.

(6) David Firestone is the managing member of MAG Capital, LLC, a California limited liability company (“MAG”). Mercartor Momentum Fund, LP, and Mercartor Momentum Fund III, LP, are private investment limited partnerships organized under California law. The general partner of each fund is MAG. Monarch Pointe Fund, Ltd. is a corporation organized under the laws of the British Virgin Islands. MAG controls the investment of Monarch Pointe Fund, Ltd.

(7) Includes 23,490,095 shares subject to forfeiture in the event the company has not satisfied certain conditions by September 7, 2009.

(8) Includes 2,000,000 shares that may be acquired upon the exercise of currently exercisable options.

(9) Includes 3,262,514 shares subject to forfeiture in the event the company has not satisfied certain conditions by September 7, 2009. Mr. Palmer owns 13.33% of the outstanding membership interests of Mobius. Mr. Palmer has options to acquire 12,000,000 shares of common stock, which options are not currently exercisable and will not become exercisable unless certain conditions are met. Neither the shares held by Mobius, nor the foregoing options to purchase 12,000,000 shares have not been included in the table.

(10) Includes 750,000 shares that may be acquired upon the exercise of currently exercisable options.

(11) Includes 54,810,220 shares held in the name of Mobius Risk Group, LLC, a Texas limited liability company (“Mobius”). Mr. Melvin is the Chief Executive Officer and a director of Mobius.

(12) Includes 5,000,000 shares that may be acquired upon the exercise of currently exercisable warrants held by Emmes Consulting Group, LLC, a California limited liability company. Mr. Schroeder is the Executive Vice President and Managing Director of Emmes Consulting Group, LLC.

(13) Notwithstanding the foregoing percentages, each person identified herein, individually or in the aggregate is limited by the terms of our Series A convertible preferred stock and by applicable warrants to owning no more than 9.99% of our outstanding common stock at any given time.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Emmes Consulting Agreement

On February 1, 2007, we entered into a consulting agreement (the “Emmes Agreement”) with Emmes Group Consulting LLC (“Emmes”) pursuant to which we engaged Emmes to assist with developing an overall strategic business plan and recapitalization strategy for our company. The term of the engagement is for one year. As compensation for its services, Emmes is entitled to receive a consulting fee of $15,000 per month plus a warrant to purchase 5,000,000 shares of our common stock. The warrant vested as of February 1, 2007, has an exercise price of $0.03 per share, contains a cashless exercise provision, and expires ten years from date of issue.

Martin Schroeder, one of our directors, is currently the Executive Vice-President and Managing Director of Emmes.

Loan Agreement

In order to fund its operations pending the closing of the SafeCream Asset Sale Agreement, on September 7, 2007, we entered into a loan and security agreement (“Loan Agreement”) with Mercator Momentum Fund III, L.P., a California limited partnership. The lender and its affiliates currently own all of the issued and outstanding shares of our Series A Convertible Preferred Stock.

Pursuant to the Loan Agreement, Mercator Momentum Fund III, L.P. agreed to make available to us a secured term credit facility in the aggregate principal amount of $1,000,000 (the “Loan”). In connection with the Loan Agreement, we issued a secured promissory note to Mercator Momentum Fund III, L.P. that bears interest at a rate of 12% per annum, payable monthly. The Loan matures and becomes due and payable on December 14, 2007. The Loan is secured by a first priority lien on all of our assets. To date, Mercator Momentum Fund III, L.P. has advanced a total of $350,000 to us under the Loan.

Share Exchange Agreement

On September 7, 2007, we entered into a share and exchange agreement (the “Global Agreement”) pursuant to which we acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, a Delaware limited liability company (“Global”). Richard Palmer and Mobius Risk Group, LLC (“Mobius”), a Texas limited liability company, were the sole owners of the outstanding equity interests of Global. In exchange for all of the outstanding ownership interests in Global, we issued 63,945,257 shares of our common stock to Richard Palmer and Mobius. For additional details about the Global Agreement, please see “Item 1 - Description of Business - Recent Developments.”

Mobius Consulting Agreement

Concurrent with the execution of the Global Agreement, we also entered into a consulting agreement with Mobius (the “Mobius Agreement”) pursuant to which Mobius has agreed to provide consulting services to us in connection with our new Jatropha Business. Richard Palmer, our President and Chief Operating Officer, owns 13.33% of the outstanding equity interests of Mobius. In addition, Eric J. Melvin, one of our directors is a principal and Chief Executive Officer of Mobius. We have agreed to pay Mobius a monthly retainer of $45,000 for the services provided under the consulting agreement. The consulting agreement has a the term of twelve months, or such shorter period until the scope of work under the agreement has been completed.

Judy Robinett Resignation Agreement

On August 31, 2007, we entered into a release and settlement agreement (effective as of September 7, 2007) with Judy Robinett, our current Chief Executive Officer, pursuant to which Ms. Robinett agreed to continue to act as our transitional Chief Executive Officer. For additional details about the resignation agreement, please see “Item 10 - Executive Compensation.”

Release Agreement

On October 22, 2007, we executed and entered into a release and settlement agreement, dated as of October 19, 2007, with holders of our Series A Preferred Convertible Stock pursuant to which we issued to such shareholders warrants to purchase 17,000,000 shares of our common stock. Mercator Momentum Fund, LP, Monarch Pointe Fund, Ltd., and Mercator Momentum Fund III, LP, each a private investment entity (the foregoing three investment funds, collectively, the “MAG Funds”) purchased shares of our Series A Preferred Convertible Stock (the “Series A Stock”) in 2004 and in 2005. The Series A Stock is exercisable at a conversion price based on the market price of our Common Stock, which conversion price however, will not be less than $0.05 per share. In connection with the 2005 investment, we agreed to eliminate the $0.05 conversion price floor of the Series A Stock. However, we recently determined that we failed to file an amendment to the Certificate of Designations of Preferences and Rights for the Series A Stock, which would have eliminated the conversion price floor. Accordingly, the Series A Stock still is subject to the $0.05 per share conversion floor limitation, and the MAG Funds were recently required to convert Series A Stock at a conversion price higher than the price that would have applied if the amendment had been filed as agreed.

In order to release us from liability related to our failure to remove the $0.05 conversion price floor of the Series A Stock , we executed and entered into a Release and Settlement Agreement, dated as of October 19, 2007 (the “Release Agreement”), with the MAG Funds to settle all losses and damages that MAG may have suffered, and may hereafter suffer, as result of our failure to file the foregoing amendment. Pursuant to the Release Agreement, we issued to the MAG Funds a ten-year warrant to acquire up to 17,000,000 shares of our common stock at an exercise price of $0.01 per share expiring October 17, 2017. Pursuant to the Release Agreement, the MAG Funds agreed not to sue us in connection with, and released us from all past, present and future claims relating to, our failure to file the amendment.

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

2.2
Asset Sale Agreement dated July 6, 2007 among Medical Discoveries, Inc., MDI Oncology, Inc. and Eucodis Pharmaceuticals Forschungs - und Entwicklungs GmbH (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

2.3
Amendment to Asset Sale Agreement dated September 30, 2007 among Medical Discoveries, Inc., MDI Oncology, Inc. and Eucodis Pharmaceuticals Forschungs - und Entwicklungs GmbH (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 4, 2007, and incorporated herein by reference)

2.4
Second Amendment to Asset Sale Agreement dated October 30, 2007 among Medical Discoveries, Inc., MDI Oncology, Inc. and Eucodis Pharmaceuticals Forschungs - und Entwicklungs GmbH (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 2, 2007, and incorporated herein by reference)

2.5
Share Exchange Agreement dated September 7, 2007 among Medical Discoveries, Inc., Richard Palmer, and Mobius Risk Group, LLC (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

3.1
Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference).

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

Number	Exhibit
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

4.5
Certificate Of Designation of Preferences and Rights Series B Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 13, 2007, and incorporated herein by reference)

10.1
2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

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

10.5
Definitive Master Agreement dated as of July 29, 2006, by and between MDI Oncology, Inc. and Eucodis Forschungs und Entwicklungs GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2006, and incorporated herein by reference).

10.6
Loan and Security Agreement, dated September 7, 2007, between Medical Discoveries, Inc. and Mercator Momentum Fund III, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.7
Consulting Agreement dated September 7, 2007 between Medical Discoveries, Inc. and Mobius Risk Group, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.8
Employment Agreement dated September 7, 2007 between Medical Discoveries, Inc. and Richard Palmer (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.9
Release and Settlement Agreement dated August 31, 2007 between Medical Discoveries, Inc. and Judy Robinett (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.10
Release and Settlement Agreement, dated as of October 19, 2007, by and among the Company, on the one hand, and Mercator Momentum Fund, LP, Monarch Pointe Fund, Ltd., and Mercator Momentum Fund III, LP, on the other hand. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 26, 2007, and incorporated herein by reference)

Number	Exhibit
10.11	Form of Warrant (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 26, 2007, and incorporated herein by reference)

10.12
Securities Purchase Agreement, dated as of November 6, 2007, by and among Medical Discoveries, Inc. and the Purchasers (as defined therein) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2007, and incorporated herein by reference)

14.1	Medical Discoveries, Inc. Code of Conduct*

23	Consent of Hansen, Barnett & Maxwell. P.C.*

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees we paid Hansen, Barnett & Maxwell. P.C. during the fiscal year ended December 31, 2006 and 2005 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-QSB and SEC filings were $54,199 and $49,831 respectively.

Audit-Related Fees

 Hansen, Barnett & Maxwell. P.C. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal years ended December 31, 2006 and 2005.

Tax Fees

 Hansen, Barnett & Maxwell. P.C. did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2006 and December 31, 2005.

All Other Fees

 Hansen, Barnett & Maxwell. P.C. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2006 and 2005.

  Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies, the Audit Committee charter provides that the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm. No other significant compensation services were performed for us by Hansen, Barnett & Maxwell. P.C. during 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

By:	/s/ JUDY ROBINETT
Judy Robinett
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JUDY ROBINETT	Chief Executive Officer and interim Chief Financial Officer	December 6, 2007
Judy Robinett	(Principal Executive Officer and interim Principal Financial Officer) and Director

/s/ RICHARD PALMER	President, Chief Operating Officer and Director	December 11, 2007
Richard Palmer

/s/ DAVID WALKER	Treasurer, Chairman, the Board of Directors	December 5, 2007
David Walker

/s/ ERIC MELVIN	Director and Secretary	December 6, 2007
Eric Melvin

/s/ MARTIN SCHROEDER	Director	December 11, 2007
Martin Schroeder