Form 10QSB
period 2007-03-31
MEDICAL DISCOVERIES INC
filed 2007-12-21
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12627

MEDICAL DISCOVERIES, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0407858
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

6033 W. Century Blvd, Suite 1090, Los Angeles, California	90045
(Address of principal executive offices)	(Zip Code)

(310) 670-7911
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of December 11, 2007, the issuer had 197,676,560 shares of common stock outstanding, which includes 22,837,593 shares of common stock currently held in escrow.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

Transitional Small Business Disclosure Format: Yes ☐ No ☒

MEDICAL DISCOVERIES, INC.
For the quarter ended March 31, 2007
FORM 10-QSB

PART I

ITEM 1. FINANCIAL STATEMENTS.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$137,385	$47,658
Total Current Assets	137,385	47,658

Property and Equipment, net	733	789
Assets held for sale	57,059	61,460

TOTAL ASSETS	$195,177	$109,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$711,621	$663,691
Accrued payroll and payroll taxes	1,244,848	1,184,264
Accrued interest payable	275,112	267,739
Notes payable to shareholders	56,000	56,000
Convertible notes payable	193,200	193,200
Financial instrument	100,969	294,988
Current liabilities associated with assets held for sale	2,959,903	2,914,438
Total Current Liabilities	5,541,653	5,574,320

LONG-TERM LIABILITY	90,000	90,000

TOTAL LIABILITIES	5,631,653	5,664,320

STOCKHOLDERS' DEFICIT
Preferred stock - undesignated, Series A, convertible; no par value;
50,000,000 shares authorized; 34,420 shares issued and outstanding;
(aggregate liquidation preference of $3,442,000); the Company also
has designated a Series B with no shares issued or outstanding	514,612	514,612
Common stock, no par value; 250,000,000 shares authorized;
118,357,704 shares issued and outstanding	15,299,017	15,299,017
Additional paid-in capital	1,348,020	1,056,020
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(21,198,548)	(21,024,485)
Total Stockholders' Deficit	(5,436,476)	(5,554,413)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$195,177	$109,907

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDICAL DISCLOVERIES, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,		From Inception of the Development Stage on November 20, 1991 through March 31,
	2007	2006	2007

Operating Expenses
General and administrative	$251,327	$89,835	$5,202,000

Loss from Operations	(251,327)	(89,835)	(5,202,000)

Other Income (Expenses)
Unrealized gain (loss) on financial instrument	194,019	(1,119,777)	5,058,818
Interest income	148	1,211	58,312
Interest expense	(7,740)	(7,372)	(1,193,360)
Gain on debt restructuring	-	-	2,039,650
Other income	-	-	906,485

Total Other Income (Expenses)	186,427	(1,125,938)	6,869,905

Income (Loss) from Continuing Operations	(64,900)	(1,215,773)	1,667,905

Loss from Discontinued Operations	(109,163)	(355,693)	(22,174,254)

Net Loss	(174,063)	(1,571,466)	(20,506,349)

Preferred stock dividend from beneficial
conversion feature	-	-	(692,199)

Net Loss Applicable to Common Shareholders	(174,063)	(1,571,466)	(21,198,548)

Basic and Diluted Loss per Common Share:
Loss from Continuing Operations	$(0.000)	$(0.011)
Loss from Discontinued Operations	$(0.001)	$(0.004)

Net loss	$(0.001)	$(0.015)

Basic and Diluted Weighted-Average Common
Shares Outstanding	118,357,704	107,895,212

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,		From Inception of the Development Stage on November 20, 1991 through March 31,
	2007	2006	2007
Cash Flows From Operating Activities
Net loss	$(174,063)	$(1,571,466)	$(20,506,349)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Foreign currency transaction loss	34,058	7,425	95,079
Gain on debt restructuring	-	-	(2,039,650)
Common stock issued for services, expenses, and litigation	-	-	4,267,717
Commitment for research and development obligation	-	-	2,378,445
Depreciation	4,457	5,014	131,629
Reduction of escrow receivable from research and development	-	-	272,700
Unrealized gain (loss) on financial instrument	(194,019)	1,119,777	(5,058,818)
Stock options and warrants granted for services	292,000	67,350	5,249,003
Reduction of legal costs	-	-	(130,000)
Write-off of subscriptions receivable	-	-	112,500
Impairment loss on assets	-	-	9,709
Loss on disposal of equipment	-	-	30,364
Write-off of receivable	-	-	562,240
Note payable issued for litigation	-	-	385,000
Changes in operating assets and liabilities
Accounts receivable	-	-	(7,529)
Accounts payable	59,337	(183,321)	3,432,804
Accrued expenses	67,957	7,372	234,398
Net Cash Provided by (Used in) Operating Activities	89,727	(547,849)	(10,580,758)
Cash Flows From Investing Activities
Increase in deposits	-	-	(51,100)
Purchase of equipment	-	-	(221,334)
Issuance of note receivable	-	-	(313,170)
Payments received on note receivable	-	-	130,000
Net Cash Used in Financing Activities	-	-	(455,604)
Cash Flows From Investing Activities
Issuance of common stock, preferred stock, and warrants for cash	-	-	10,033,845
Contributed equity	-	-	131,374
Proceeds from notes payable	-	-	1,336,613
Payments on notes payable	-	-	(801,287)
Proceeds from convertible notes payable	-	-	571,702
Payments on convertible notes payable	-	-	(98,500)
Net Cash Provided by Financing Activities	-	-	11,173,747
Net Increase (Decrease) in Cash	89,727	(547,849)	137,385
Cash at Beginning of Period	47,658	654,438	-
Cash at End of Period	$137,385	$106,589	$137,385

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2007, may not be indicative of the results that may be expected for the year ending December 31, 2007.

Loss per Common Share

Loss per share amounts are computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, and convertible common stock are currently antidilutive and have been excluded from the diluted loss per share calculations. The potentially dilutive common stock equivalents at March 31, 2007 and 2006 are as follows:

	2007	2006
Convertible notes	128,671	128,671
Convertible preferred stock	141,106,493	38,620,690
Stock warrants	38,973,861	40,923,861
Stock options and compensation-based warrants	29,883,000	19,983,000
	210,092,025	99,656,222

As of the date of these financial statements, the Company does not have enough authorized shares to meet the commitments it has entered into. Management is currently considering alternative solutions to this situation.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Certain aspects of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 157 in 2008 to the extent that it is effective. The Company is currently evaluating the impact of SFAS 157 on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 159 in 2008, to the extent that it is effective. The Company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Going Concern Considerations

The Company’s recurring losses from development-stage activities in the current and prior years raise substantial doubt about the Company’s ability to continue as a going concern. As further described in the following footnotes, management of the Company is restructuring and reorganizing the Company to reposition the Company’s future business and related operations. In February 2007, the Company engaged a consulting firm to assist it in resolving its financial issues, to obtain advice regarding any strategic alternatives that may be available to it, and to prevent the Company from losing all of its assets in bankruptcy. The Company has discontinued its bio-pharmaceutical operations and has sold certain assets of this business segment and has an agreement to sell the remainder of the assets of this business for cash and assumption of liabilities. The Company has also obtained a secured term credit facility to provide interim financing until the sale of assets closes, of which the Company has utilized $350,000. The Company has also entered into a share exchange agreement with an entity for the purpose of developing a business involving the production of bio-diesel. In connection with this new business direction, the Company has entered into an employment agreement for a new Chief Operating Officer, who will also become the Chief Executive Officer in the near future and has entered into other consulting and service agreements in connection with the bio-diesel operation.

The ability of the Company to continue as a going concrn is dependent upon the success of these new planned operations. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 - Discontinued Operations

During the three months ended March 31, 2007, the Board of Directors determined that it could no longer fund the development of its two drug candidates and could not obtain additional funding for these drug candidates. The Board evaluated the value of both of its developmental stage drug candidates. In March, 2007, the Board determined that the best course of action was to discontinue further development of these two drug candidates and sell these technologies.

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

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

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

Accounting for Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all revenue and expense for 2007 and prior periods related to the operations of its bio-pharmaceutical business as discontinued operations. For all periods prior to March 2007, the Company has reclassified all revenue and operating expenses to discontinued operations, except for estimated general corporate overhead, because all of its operations related to the discontinued technologies. The assets being sold and the liabilities being assumed in the planned sales have been segregated in the accompanying balance sheets and are characterized as Assets Held for Sale and Current Liabilities Associated with Assets Held for Sale, respectively. Revenues of $200,000 for the three months ended March 31, 2007 (none for the three months ended March 31, 2006) are included in the loss from discontinued operations. The Company has not recorded any gain or loss at March 31, 2007 associated with the planned sale of the bio-pharmaceutical business. The following table presents the main classes of assets and liabilities associated with the discontinued business.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
	March 31,	December 31,
	2007	2006
Assets:
Property and equipment, net of accumulated depreciation	$57,059	$61,460

Liabilities:
Current liabilities:
Accounts payable	$485,713	$472,993
Research and development obligation	2,474,190	2,441,445
	$2,959,903	$2,914,438

Note 4 - Consulting Agreements

In February 2007, the Company engaged the Emmes Group, a consulting firm, to assist it in resolving its financial issues, to obtain advice regarding any strategic alternatives that may be available to it, and to prevent the Company from losing all of its assets in bankruptcy. During the past several months, the Company has explored a number of transactions that would (i) prevent the Company’s shareholders from losing their entire investment in the Company and (ii) enable the Company to repay some of its currently outstanding debts and liabilities. The consulting agreement has a term of one year. As compensation for its services, the consultant is to receive $15,000 per month plus a warrant to purchase 5,000,000 shares of the Company’s common stock. The warrant has an exercise price of $0.03 per share, contains a cash-less exercise provision, and expires ten years from date of issue. The Company valued this warrant at $146,000 using the Black-Scholes pricing model. The weighted average fair value of the stock options was $0.0292 per share. The weighted-average assumptions used for the calculation of fair value were risk-free rate of 4.84%, volatility of 134%, expected life of ten years, and dividend yield of zero. The fair value of the warrant was expensed as share-based compensation on the date of issue.

In February 2007, the Company entered into another consulting agreement with an individual to assist it in the preparation of financial statements and reporting to the SEC. The consulting agreement had a term of one year. As compensation for its services, the consultant was to receive $10,000 per month plus a warrant to purchase 5,000,000 shares of the Company’s common stock. The warrant has an exercise price of $0.03 per share, contains a cash-less exercise provision, and expires ten years from date of issue. The Company valued this warrant at $146,000 using the Black-Scholes pricing model. The weighted average fair value of the stock options was $0.0292 per share. The weighted-average assumptions used for the calculation of fair value were risk-free rate of 4.84%, volatility of 134%, expected life of ten years, and dividend yield of zero. The fair value of the warrant was expensed as share-based compensation on the date of issue. This consulting agreement was terminated in May 2007. Since the consulting agreement was terminated prior to its expiration date, the Company’s obligations under the consulting agreement, if any, for the period after the termination date are unclear. No demand for any additional compensation has been made against the Company under the consulting agreement.

Note 5 - Stock Options and Warrants

Compensation-Based Stock Warrants and Options

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance thereunder.

As described in Note 4 to the condensed consolidated financial statements, the Company issued compensation-based warrants to purchase 10,000,000 shares of common stock during the three months ended March 31, 2007. The warrants have an exercise price of $0.03 per share, contain a cash-less exercise provision, and expire ten years from date of issue. During the three months ended March 31, 2006, the Company granted a stock option to a former officer and director. The option is for 500,000 shares exercisable at $0.25 per share through December 31, 2010. The option was fully vested on January 1, 2006. No income tax benefit has been recognized for share-based compensation arrangements and no compensation cost has been capitalized in the balance sheet.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the status of the compensation-based warrants and options outstanding at March 31, 2007, and changes during the three months then ended is presented in the following table:
	Compensation- Based Stock Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2007	19,883,000	$0.05
Granted	10,000,000	0.03
Expired	-	-

Outstanding at March 31, 2007	29,883,000	$0.04	7.4 years	$100,000

Exercisable at March 31, 2007	29,883,000	$0.04	7.4 years	$100,000

At March 31, 2007, 80,000 of the options outstanding have no stated contractual life. The fair value of each stock option granted or compensation-based warrant issued to an employee or consultant is estimated on the date of grant or issue using the Black-Scholes pricing model. The weighted average fair value of stock warrants issued to consultants during the three months ended March 31, 2007 was $0.03 per share. The weighted-average assumptions used for warrants issued during the three months ended March 31, 2007 were risk-free rate of 4.84%, volatility of 134%, expected life of ten years, and dividend yield of zero. The weighted average fair value of stock options granted to the employee during the three months ended March 31, 2006 was $0.13 per share. The weighted-average assumptions used for options granted during the three months ended March 31, 2006 were risk-free rate of 4.3%, volatility of 152%, expected life of five years, and dividend yield of zero.

The assumptions employed in the Black-Scholes option pricing model include the following. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock warrants. The dividend yield represents our anticipated cash dividend over the expected life of the stock warrants.

The Company recognized $292,000 of share-based compensation for warrants issued during the three months ended March 31, 2007. The Company recognized $67,350 of share-based compensation for options granted during the three months ended March 31, 2006. As of March 31, 2007, there was no unrecognized compensation cost related to stock options or warrants that will be recognized in the future.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Other Stock Warrants

A summary of the status of the other warrants outstanding at March 31, 2007, and changes during the three months then ended is presented in the following table:

	Shares Under Warrant	W eighted Average Exercise Price

Outstanding at January 1, 2007	38,973,861	$0.19
Issued	-	-
Expired	-	-

Outstanding at March 31, 2007	38,973,861	$0.19

Note 6 - Subsequent Events

Global Clean Energy Holdings, LLC

Having agreed to discontinue its bio-pharmaceutical operations and dispose of the related assets, the Company considered entering into a number of other businesses that would enable it to be able to provide the shareholders with future value. The Company’s Board of Directors decided to develop a business to produce and sell seed oils, including seed oils harvested from the planting and cultivation of the Jatropha curcas plant, for the purpose of providing feedstock oil intended for the generation of methyl ester, otherwise known as bio-diesel (the “Jatropha Business”). The Company’s Board concluded that there was a significant opportunity to participate in the rapidly growing biofuels industry, which previously was mainly driven by high priced, edible oil-based feedstocks. In order to commence its new Jatropha Business, effective September 1, 2007, the Company (i) hired Richard Palmer, an energy consultant, and a member of Global Clean Energy Holdings LLC (“Global”) to act as its new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide it with consulting services related to the development of the Jatropha Business, and (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel from Global.

Share Exchange Agreement

The Company entered into a share exchange agreement (the Global Agreement) pursuant to which the Company acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, a Delaware limited liability company (Global) on September 7, 2007 from Mobius Risk Group, LLC (Mobius) and from Richard Palmer (Mr. Palmer). Global is an entity that has certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant, for the purpose of providing feedstock oil intended for the production of bio-diesel. Under the Global Agreement, the Company issued 63,945,257 shares of its common stock for all of the issued and outstanding membership interests of Global. Of the 63,945,257 shares issued under the Global Agreement, 36,540,146 shares were issued and delivered at the closing of the Global Agreement without any restrictions. The remaining 27,405,111 shares of common stock were, however, held in escrow by the Company, subject to forfeiture in the event that certain specified performance and market-related milestones are not achieved. Upon the satisfaction from time to time of the operational and market capitalization condition milestones, the restricted shares will be released by the Company from escrow and delivered to the buyers in accordance with the terms and conditions of the Global Agreement. In the event that all of the milestone conditions are not achieved, the restricted shares that have not been released from escrow will be cancelled by the Company and thereafter cease to be outstanding.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Of the restricted shares issued under the Global Agreement, 13,702,556 shares will be released from escrow if and when certain land lease agreements suitable for the planting and cultivation of Jatropha curcas are executed and certain operation management agreements with a third-party land and operations management company with respect to the management, planting and cultivation of Jatropha curcas are executed. These restricted shares will be held in escrow subject to the satisfaction of these milestones, at which time such shares will be released from escrow and delivered to the sellers.

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

Mobius Consulting Agreement

Concurrent with the execution of the Global Agreement, the Company entered into a consulting agreement with Mobius pursuant to which Mobius has agreed to provide consulting services to the Company in connection with the Company’s new Jatropha bio-diesel feedstock business. The Company engaged Mobius as a consultant to obtain Mobius’ experience and expertise in the feedstock/bio-diesel market to assist the Company and Mr. Palmer in developing this new line of operations for the Company. Mobius has agreed to provide the following services to the Company: (i) manage and supervise a contemplated research and development program contracted by the Company and conducted by the University of Texas Pan American regarding the location, characterization, and optimal economic propagation of the Jatropha plant; and (ii) assist with the management and supervision of the planning, construction, and start-up of plant nurseries and seed production plantations in Mexico, the Caribbean or Central America.

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
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

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

Under the supervision of the Company’s management and Mobius, the LODEMO Group will be responsible for the establishment, development, and day-to-day operations of the Jatropha Business in Mexico, including the extraction of the oil from the Jatropha seeds, the delivery of the Jatropha oil to buyers, the purchase or lease of land in Mexico, the establishment and operation of one or more Jatropha nurseries, the clearing, planting and cultivation of the Jatropha fields, the harvesting of the Jatropha seeds, the operation of the Company’s oil extraction facilities, and the logistics associated with the foregoing. Although the LODEMO Group will be responsible for identifying and acquiring the farmland, ownership of the farmland or any lease thereto will be held directly by the Company or by a Mexican subsidiary of the Company. The LODEMO Group will be responsible for hiring and managing all necessary employees. All direct and budgeted costs of the Jatropha Business in Mexico will be borne by the Company.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

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

Loan Agreement

In order to fund ongoing operations pending closing of the sale to Eucodis, the Company entered into the Loan Agreement with, and issued a promissory note in favor of, with Mercator Momentum Fund III, L.P. (Mercator). Pursuant to the loan agreement, Mercator made available to the Company a secured term credit facility in principal amount of $1,000,000. The promissory note initially was due and payable on December 14, 2007. As of December 13, 2007, the Company owed Mercator $250,000 under the loan. Mercator has agreed to extend the maturity date of the $250,000 to February 21, 2008. The foregoing loan is secured by a lien on all of our assets. The lender and its affiliates currently own all of the issued and outstanding shares of Series A Convertible Preferred Stock of the Company.

Under the loan agreement, interest is payable on the loan at a rate of 12% per annum, payable monthly. In connection with the closing of the loan, the Company agreed to the exchange of the warrants to purchase 27,452,973 shares at a price of $0.1967 per share previously issued to the lender and certain of its affiliates to (i) lower the exercise price of such warrants to $0.01 per share, (ii) permit the cash-less exercise of the warrants, and (iii) extend the expiration date thereof to September 30, 2013. The Company is currently evaluating the accounting effect of the loan agreement and exchange of warrants.

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

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

On October 22, 2007, the Company executed and entered into a Release and Settlement Agreement (the Release Agreement), with the MAG Funds to settle all losses and damages that MAG may have suffered, and may hereafter suffer, as result of the Company’s failure to file the amendment to the Series A Stock Certificate of Designations of Preferences and Rights for the Series A Stock. Pursuant to the Release Agreement, the Company issued to the MAG Funds a ten-year warrant to acquire up to 17,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share expiring October 17, 2017. The warrant contains a cash-less exercise provision, and the initial warrant price is subject to adjustments in connection with (i) the Company’s issuance of dividends in shares of Common Stock, or shares of Common Stock or other securities convertible into shares of Common Stock without consideration, (ii) any cash paid or payable to the holders of Common Stock other than as a regular cash dividend, and (ii) future stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting common stockholders.

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

Issuance of Series B Preferred Stock

In order to obtain additional working capital, on November 6, 2007, the Company entered into a Securities Purchase Agreement with two accredited investors, pursuant to which the Company sold a total of 13,000 shares of our newly authorized Series B Convertible Preferred Stock (Series B Shares) for an aggregate purchase price of $1,300,000. Each share of the Series B Shares has a stated value of $100.

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

Each holder of Series B Shares is entitled to the number of votes equal to the number of shares of our common stock into which the Series B Shares could be converted on the record date for such vote, and shall have voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. In the event of our dissolution or winding up, each share of the Series B Shares is entitled to be paid an amount equal to $100 (plus any declared and unpaid dividends) out of the assets of the Company then available for distribution to shareholders; subject, however, to the senior rights of the holders of Series A Stock.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

No dividends are required to be paid to holders of the Series B Shares. However, the Company may not declare, pay or set aside any dividends on shares of any class or series of our capital stock (other than dividends on shares of our common stock payable in shares of common stock) unless the holders of the Series B Shares shall first receive, or simultaneously receive, an equal dividend.

Release and Settlement Agreement with Chief Executive Officer

On August 31, 2007, the Company entered into a Settlement and Release Agreement with Judy Robinett, the Company’s current Chief Executive Officer, pursuant to which Ms. Robinett agreed to continue to act as the Company’s transitional Chief Executive Officer. Under the agreement, Ms. Robinett agreed to, among other things, assist the Company in the sale of its legacy assets, complete the preparation and filing of the delinquent reports to the Securities and Exchange Commission (the SEC) that related to the periods prior to the appointment of Mr. Palmer, and provide certain shareholder and creditor related services. Upon the completion of the foregoing matters, in particular the filing of the delinquent reports to the SEC, Ms. Robinett will resign, and Mr. Palmer will thereafter assume the office of Chief Executive Officer. Under the agreement, Ms. Robinett agreed to (i) forgive her potential right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share. In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the foregoing stock options, and settlement of other issues, the Company agreed to (a) pay Ms. Robinett $500,000 upon the receipt of the Eucodis cash payment under the agreement to sell the SaveCream Assets, (b) pay Ms. Robinett a commission of fifteen percent of the gross proceeds received by the Company from the sale of the MDI-P asset, (c) pay Ms. Robinett $20,833 in monthly salary for serving as transitional Chief Executive Officer of the Company during the period from April 1, 2007, until the completion of the transitional period and the issuance of the Company’s delinquent SEC reports, and (d) permit Ms. Robinett to retain some of her previously granted incentive stock options in such an amount allowing her to purchase up to two million shares of common stock, which options shall continue to have the same terms and conditions as currently in existence, including an option price of $0.01 per share and expiration date of December 31, 2112.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our business still being in the developmental stage, our lack of operating revenues or profits, our dependence on raising significant additional capital, our auditors’ expression of substantial doubt as to our ability to continue as a going concern, the government regulation to which we are subject, our exposure to certain pricing risks, the competition we face, our stock being thinly traded and subject to manipulation, the volatility of our stock price, the risk that our shareholders could suffer substantial dilution, and the fact that we have not paid dividends to date. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our company’s press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to our company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our company’s operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” and “our company” refer to Medical Discoveries, Inc., a Utah corporation, and, unless the context indicates otherwise, also includes our wholly owned subsidiary, MDI Oncology, Inc., a Delaware corporation.

Overview.

Prior to 2007, Medical Discoveries, Inc. was a developmental-stage bio-pharmaceutical company engaged in the research, validation, development and ultimate commercialization of two drugs. As more fully described in this report, during 2007 the Board of Directors of our company determined that it could no longer fund the development of its two drug candidates and could not obtain additional funding for these drug candidates. Accordingly, the Board decided to sell the two drug candidates and to develop a new business in the rapidly expanding business of renewable alternative energy sources. As a result, our future business plan, and our current principal business activities include the planting, cultivation, harvesting and processing of inedible feedstock to generate feedstock seed oils and biomass for use in the biofuels industry, including the production of bio-diesel. Bio-diesel is a diesel-equivalent, processed fuel derived from biological sources (such as plant oils), which can be used in diesel engines.

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

In October 2007, we relocated our principal executive offices from 1338 S. Foothill Drive, #266, Salt Lake City, Utah 84108 to 6033 W. Century Blvd, Suite 1090, Los Angeles, California 90045. We intend to change our company’s name to “Global Clean Energy Holdings, Inc.” to reflect our new focus on the bio-diesel alternative energy market. Our telephone number is (310) 670-7911. During our transition to our new business, we maintain two websites at www.gceholdings.com and www.medicaldiscoveries.com. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other related information are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our internet websites and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report on Form 10-QSB or any other Securities and Exchange Commission filing.

Transition to new Business

Until 2007, we were a developmental-stage bio-pharmaceutical company engaged in the research, validation, development and ultimate commercialization of two drugs: MDI-P and SaveCream. MDI-P is a drug candidate that we were developing as an anti-infective treatment for bacterial infections, viral infections and fungal infections. SaveCream is a drug candidate that we were developing to reduce breast cancer tumors. Both of these drugs were under development and had not been approved by the U.S. Food and Drug Administration (“FDA”). The total cost to develop these two drugs and to receive the approval from the FDA would have cost many millions of dollars and taken many more years. In the past, we attempted to fund our development costs through the sale of equity securities, including the sale of our Series A Convertible Preferred Stock. To date, we have not generated significant revenues from operations or realized a profit.

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

On July 6, 2007, we entered into an agreement with Eucodis to sell SaveCream for an aggregate of €4,007,534 (approximately U.S. $5,906,000 based on the currency conversion rate in effect as of November 30, 2007), which consideration is payable in cash and by the assumption of certain of our outstanding liabilities. The consummation of the sale of the SaveCream to Eucodis is contingent upon the approval of our shareholders, and we anticipate holding a special meeting of the shareholders in 2008 to approve the Eucodis after our pending proxy statement has been cleared for use by the SEC. On August 9, 2007, we sold the MDI-P compound for $310,000 in cash.

Having agreed to dispose of the foregoing assets, we considered entering into a number of other businesses that would enable us to provide our shareholders with future value. Our Board has decided to develop a business to produce and sell seed oils, including seed oils harvested from the planting and cultivation of Jatropha curcas plant, for the purpose of providing feedstock oil intended for the generation of methyl ester, otherwise known as bio-diesel (the “Jatropha Business”). Our Board concluded that there was a significant opportunity to participate in the rapidly growing biofuels industry, which previously was mainly driven by high priced, edible oil-based feedstocks. In order to commence our new Jatropha Business, effective September 1, 2007, we (i) hired Richard Palmer, an energy consultant, and a member of Global Clean Energy Holdings LLC (“Global”) to act as the our new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide us with consulting services related to the development of the Jatropha Business, and (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel from Global.

For additional details regarding the transactions we have entered into in connection with our new Jatropha Business, please see Note 6 - Subsequent Events to the condensed consolidated financial statements included in this Form 10-QSB for the quarter ended March 31, 2007.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We are a development stage company as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Accordingly, all losses accumulated since inception have been considered as part of our development stage activities. Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note A to the Consolidated Financial Statements included in our annual report on Form 10KSB filed for the fiscal year ended December 31, 2006. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statements.

Results of Operations

As discussed previously, during the three months ended March 31, 2007, the Board of Directors determined to discontinue our prior bio-pharmaceutical operations. Pursuant to accounting rules for discontinued operations, we have classified all revenue and expense for 2007 and prior periods related to the operations of our bio-pharmaceutical business as discontinued operations. Since all of our prior operations related to the bio-pharmaceutical business, all of our revenue and expense, with the exception of estimated general corporate overhead, has been reclassified into “Loss from Discontinued Operations” in the accompanying Condensed Consolidated Statements of Operations for all periods presented.

Revenues and Gross Profit. We are a development stage company and have not had significant revenues from our operations or reached the level of our planned operations. We have discontinued our prior bio-pharmaceutical operations during the three months ended March 31, 2007. Subsequent to March 31, 2007, we commenced operations in our new Jatropha business, but we are still in the pre-development agricultural stage of our operations and, therefore, do not anticipate generating significant revenues from the sale of bio-fuel products until 2009. We are, however, attempting to generate operating cash in 2008 from the forward sale of carbon credits and possibly from future oil delivery contracts. During the three months ended March 31, 2007, we recognized revenue of $200,000 related to our discontinued bio-pharmaceutical business, which revenue has been netted against expenses of discontinued operations and is included in Loss from Discontinued Operations in the accompanying Condensed Consolidated Statement of Operations.

Operating Expenses. Our general and administrative expenses related to continuing operations for the quarter ended March 31, 2007 were $251,327 compared to $89,835 for the quarter ended March 31, 2006. In 2007, general and administrative expense consists of general corporate overhead of $76,127 and share-based compensation of $175,200. In 2006, general and administrative expense principally consisted of estimated general corporate overhead. We have included expenses such as director fees, accounting costs, certain legal costs, certain consulting expenses, and an allocation of our one employee’s compensation as general corporate overhead. Other general and administrative expenses more directly related to the operation and disposal of our bio-pharmaceutical business have been included in Loss from Discontinued Operations.

We did not incur any research and development expenses for the quarter ended March 31, 2007 due to our Board of Directors’ decision to discontinue funding development of the SaveCream and MDI-P drug candidate assets. We incurred $92,583 in research and development expenses for the same period of 2006, which is included in Loss from Discontinued Operations.

Other Income/ Expense and Net Loss. Our interest income decreased to $148 for the quarter ended March 31, 2007 from interest income of $1,211 in the same period of 2006 because of our decreased cash balances that we maintained in 2007.

During the quarter ended March 31, 2007, we recorded $194,019 as unrealized gain on financial instrument to record the accounting of warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005. During the same period of 2006, we had an unrealized loss as a result of the accounting for our warrants of $1,119,777. This non-cash gain/loss recognition is the result of the periodic revaluation of certain warrants classified as a liability in the financial statements.

Our Loss from Discontinued Operations was $355,693 for the three months ended March 31, 2006 compared to $109,163 for the same period in 2007. This factor, when considered with the non-cash loss of $1,119,777 resulting from the revaluation of certain warrants in the prior year, resulted in our net loss applicable to common shareholders for the first quarter of 2006 significantly exceeding our net loss of $174,063 for the quarter ended March 31, 2007.

Liquidity And Capital Resources

As of March 31, 2007, we had $137,385 in cash and had a working capital deficit of $5,404,268. Since our inception, we have financed our operations primarily through private sales of equity and debt financing. Accordingly, early in 2007 we re-evaluated our future operations thereafter elected to terminate our bio-pharmaceutical operations.

In July 2007, we executed the Asset Sale Agreement with Eucodis pursuant to which we agreed to sell our SaveCream asset for an aggregate of €4,007,534 (approximately $5,906,000 based on the currency conversion rate in effect as of November 30, 2007), a portion of which comprised (i) a cash payment of €1,538,462 (approximately $2,267,000 based on the currency conversion rate in effect as of November 30, 2007), which is due and payable to us at the closing, less $200,000 already received from Eucodis in March 2007 upon the signing of the Letter of Intent, and (b) Eucodis’ assumption of an aggregate of €2,469,072 (approximately $3,639,000 based on the currency conversion rate in effect as of November 30, 2007), constituting specific indebtedness currently owed to certain of our creditors. The sale is scheduled to close on or before January 31, 2008.

In August 2007, we sold our second drug candidate, the MDI-P compound, for $310,000 in cash.

In order to fund ongoing operations pending closing of the sale to Eucodis, we entered into the Loan Agreement with, and issued a promissory note in favor of, Mercator Momentum Fund III, L.P. (“Mercator”). Pursuant to the loan agreement, Mercator made available to us a secured term credit facility in principal amount of $1,000,000. Initially, all loans under the credit facility became due and payable on December 14, 2007. As of December 13, 2007, $250,000 was outstanding under the credit facility. Mercator has agreed to extend the maturity date of this $250,000 loan to February 21, 2008. The foregoing loan is secured by a lien on all of our assets.

In November 2007, we issued 13,000 shares of our newly created Series B Convertible Preferred Stock to two accredited investors for an aggregate of $1,300,000.

We are currently funding our operations from the Mercator loan and from the proceeds of the sale of the Series B Convertible Preferred Stock. Assuming that the sale of SaveCream to Eucodis is completed in early 2008, we intend to use the net proceeds from that sale to fund our operating expenses, and pay $500,000 due to our transitional Chief Executive Officer under a certain release and settlement agreement. However, our business plan calls for significant infusion of additional capital to establish our Jatropha plantations in Mexico and other locations. We currently do not have the funds necessary to acquire and cultivate those plantations, nor will the projected proceeds from the Eucodis sale be sufficient for those purposes. Accordingly, in addition to the proceeds we expect to receive upon the sale of SaveCream to Eucodis, we will have to obtain significant additional capital through the sale of additional equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships. While we have commenced negotiations with third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will have sufficient capital available to continue to operate our business in 2008 or that we will be able to effect our new business plan in the Jatropha Business.

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

The biofuel production industry is extremely competitive. Many of our competitors have greater financial and other resources than we do and one or more of these competitors could use their greater resources to gain market share at our expense.

The biofuels production industry is extremely competitive. Many of our significant competitors in the industry have substantially greater production, financial, research and development, personnel and marketing resources than we do. As a result, our competitors may be able to compete more aggressively than we could and sustain that competition over a longer period of time. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

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

As of December 11, 2007, our directors and executive officers beneficially owned approximately 35.11% of our outstanding common stock. These shareholders, if they act together, may be able to direct the outcome of matters requiring approval of the shareholders, including the election of our directors and other corporate actions such as:

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

ITEM 3. CONTROLS AND PROCEDURES.

      Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures which are designed to ensure that the information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (as amended, the “Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“Certifying Officer”), to allow timely decisions regarding required financial disclosures.

In connection with the preparation of this Quarterly Report, our Certifying Officer evaluated the effectiveness of management’s disclosure controls and procedures, as of March 31, 2007, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, the Certifying Officer concluded that management’s disclosure controls and procedures were not effective as of March 31, 2007.

As a result of our lack of working capital and insufficient personnel, we were unable to timely file our interim quarterly report for the period ending March 31, 2007 as required under the Act.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation performed by them, for the reasons set forth below, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007. The material weakness resulted from our financial condition at the end of fiscal 2006, which caused us to have inadequate staffing of the accounting functions. In addition, as of March 31, 2007, we did not have a Chief Financial Officer.

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

•
We have retained Osborne, Robbins & Buhler, PLLC, an independent accounting firm, to assist us with the preparation of our financial reports to be included in our period reports required to be filed under the Act;

•	We have consolidated all or our record keeping and accounting functions in our Los Angeles office;

•	We have develop and implemented improved accounting and management financial reporting policies and procedures;

•	We have hired ADP, Inc., an outside payroll service, to process all payrolls and make the required payroll withholding deductions and deposits; and,

•	We have implemented additional banking procedures and imposed additional pre-approval authorization policies.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

Please refer to our Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on December 11, 2007 for a description of our current legal proceedings. There have been no material developments with respect to any of the legal proceedings described in our previously filed Annual Report on Form 10-KSB.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2007, we entered into a consulting agreement (“Consulting Agreement”) with Emmes Group Consulting LLC (“Emmes”) to assist in resolving our financial issues and provide advice regarding any strategic alternatives that may be available to us. Pursuant to the Consulting Agreement, we issued to Emmes a warrant to purchase 5,000,000 shares of our common stock. The warrant has an exercise price of $0.03 per share, contains a cash-less exercise provision, and expires ten years from date of issue.

In February 2007, we entered into a consulting agreement with Valerie A. Heusinkveld to assist with our SEC reporting obligations, including the preparation of financial statements. As compensation for the services, we issued to Ms. Heusinkveld a warrant to purchase 5,000,000 shares of our common stock. The warrant has an exercise price of $0.03 per share, contains a cash-less exercise provision, and expires ten years from date of issue.

The issuance of the foregoing securities was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.13	Consulting Agreement, effective as of February 1, 2007, by and between Medical Discoveries, Inc. and Valerie A. Heusinkveld*

10.14	Consulting Agreement, effective as of February 1, 2007, by and between Medical Discoveries, Inc. and Emmes Group Consulting LLC*

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

Date: December 19, 2007	By:	/s/ JUDY ROBINETT
Judy Robinett
Chief Executive Officer and interim Chief Financial Officer