Form 10QSB
period 2007-06-30
MEDICAL DISCOVERIES INC
filed 2007-12-21
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

(801) 582-9583
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
For the quarter ended June 30, 2007
FORM 10-QSB

ITEM 1. FINANCIAL STATEMENTS.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$77,260	$47,658
Total Current Assets	77,260	47,658

Property and Equipment, net	676	789
Assets held for sale	52,658	61,460

TOTAL ASSETS	$130,594	$109,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$824,716	$663,691
Accrued payroll and payroll taxes	1,312,026	1,184,264
Accrued interest payable	282,568	267,739
Notes payable to shareholders	56,000	56,000
Convertible notes payable	193,200	193,200
Financial instrument	80,368	294,988
Current liabilities associated with assets held for sale	3,004,799	2,914,438
Total Current Liabilities	5,753,677	5,574,320

LONG-TERM LIABILITY	90,000	90,000

TOTAL LIABILITIES	5,843,677	5,664,320

STOCKHOLDERS' DEFICIT
Preferred stock - undesignated, Series A, convertible; no par value;
50,000,000 shares authorized; 34,420 shares issued and outstanding;
(aggregate liquidation preference of $3,442,000); the Company also
has designated Series B with no shares issued or outstanding	514,612	514,612
Common stock, no par value; 250,000,000 shares authorized;
118,357,704 shares issued and outstanding	15,299,017	15,299,017
Additional paid-in capital	1,348,020	1,056,020
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(21,475,155)	(21,024,485)
Total Stockholders' Deficit	(5,713,083)	(5,554,413)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$130,594	$109,907

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception of
					the Development Stage
	For the Three Months		For the Six Months		on November 20,
	Ended		Ended		1991
	June 30,		June 30,		through
	2007	2006	2007	2006	June 30, 2007

Operating Expenses
General and administrative	$103,678	$100,346	$355,005	$190,181	$5,305,678

Loss from Operations	(103,678)	(100,346)	(355,005)	(190,181)	(5,305,678)

Other Income (Expenses)
Unrealized gain (loss) on financial instrument	20,601	1,999,857	214,620	880,080	5,079,419
Interest income	122	565	270	1,776	58,434
Interest expense	(8,011)	(7,472)	(15,751)	(14,844)	(1,201,371)
Gain on debt restructuring	-	605,052	-	605,052	2,039,650
Other income	-	783	-	783	906,485

Total Other Income (Expenses)	12,712	2,598,785	199,139	1,472,847	6,882,617

Income (Loss) from Continuing Operations	(90,966)	2,498,439	(155,866)	1,282,666	1,576,939

Loss from Discontinued Operations	(185,641)	(536,259)	(294,804)	(891,952)	(22,359,895)

Net Income (Loss)	(276,607)	1,962,180	(450,670)	390,714	(20,782,956)

Preferred stock dividend from beneficial
conversion feature	-	-	-	-	(692,199)

Net Income (Loss) Applicable to Common
Shareholders	$(276,607)	$1,962,180	$(450,670)	$390,714	$(21,475,155)

Basic and Diluted Income (Loss) per Common Share:
Income (Loss) from Continuing Operations
Basic	$(0.001)	$0.023	$(0.001)	$0.012
Diluted	$(0.001)	$0.014	$(0.001)	$0.007

Loss from Discontinued Operations
Basic	$(0.001)	$(0.005)	$(0.003)	$(0.008)
Diluted	$(0.001)	$(0.003)	$(0.003)	$(0.005)

Net Income (Loss)
Basic	$(0.002)	$0.018	$(0.004)	$0.004
Diluted	$(0.002)	$0.011	$(0.004)	$0.002

Weighted Average Number of Shares Outstanding
Basic	118,357,704	111,255,481	118,357,704	109,576,693
Diluted	118,357,704	174,714,917	118,357,704	173,451,571

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception of
	For the Six Months		the Development Stage
	Ended		on November 20, 1991
	June 30,		through
	2007	2006	June 30, 2007
Cash Flows From Operating Activities
Net income (loss)	$(450,670)	$390,714	$(20,782,956)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Foreign currency transaction loss	62,399	23,425	123,420
Gain on debt restructuring	-	(605,052)	(2,039,650)
Common stock issued for services, expenses, and litigation	-	-	4,267,717
Commitment for research and development obligation	-	-	2,378,445
Depreciation	8,915	9,471	136,087
Reduction of escrow receivable from research and development	-	-	272,700
Unrealized gain on financial instrument	(214,620)	(880,080)	(5,079,419)
Stock options and warrants granted for services	292,000	67,350	5,249,003
Reduction of legal costs	-	-	(130,000)
Write-off of subscriptions receivable	-	-	112,500
Impairment loss on assets	-	-	9,709
Loss on disposal of equipment	-	-	30,364
Write-off of receivable	-	-	562,240
Note payable issued for litigation	-	-	385,000
Changes in operating assets and liabilities
Accounts receivable	-	-	(7,529)
Accounts payable	188,987	238,204	3,562,454
Accrued expenses	142,591	14,828	309,032
Deferred revenue	-	192,825	-
Net Cash Provided by (Used in) Operating Activities	29,602	(548,315)	(10,640,883)
Cash Flows From Investing Activities
Increase in deposits	-	-	(51,100)
Purchase of equipment	-	-	(221,334)
Issuance of note receivable	-	-	(313,170)
Payments received on note receivable	-	-	130,000
Net Cash Used in Financing Activities	-	-	(455,604)
Cash Flows From Investing Activities
Issuance of common stock, preferred stock, and warrants for cash	-	-	10,033,845
Contributed equity	-	-	131,374
Proceeds from notes payable	-	-	1,336,613
Payments on notes payable	-	-	(801,287)
Proceeds from convertible notes payable	-	-	571,702
Payments on convertible notes payable	-	-	(98,500)
Net Cash Provided by Financing Activities	-	-	11,173,747
Net Increase (Decrease) in Cash	29,602	(548,315)	77,260
Cash at Beginning of Period	47,658	654,438	-
Cash at End of Period	$77,260	$106,123	$77,260

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2007, may not be indicative of the results that may be expected for the year ending December 31, 2007.

Income (Loss) per Common Share

Income (loss) per share amounts are computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents, except when anti-dilutive. The computation of weighted-average common shares outstanding is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted-average common shares outstanding	118,357,704	111,255,481	118,357,704	109,576,693
Common stock equivalents:
Convertible notes	-	128,671	-	128,671
Convertible preferred stock	-	48,478,873	-	48,478,873
Warrants	-	535,829	-	679,786
Stock options	-	14,316,063	-	14,587,548
Diluted weighted-average common shares outstanding	118,357,704	174,714,917	118,357,704	173,451,571

The potentially dilutive common stock equivalents at June 30, 2007 and 2006 that are not included in the computation of diluted weighted-average common shares outstanding because their effect would have been anti-dilutive are as follows:

	2007	2006
Convertible notes	128,671	-
Convertible preferred stock	229,236,317	-
Warrants	38,973,861	38,567,161
Stock options and compensation-based warrants	29,883,000	2,233,000
	298,221,849	40,800,161

As of the date of these financial statements, the Company does not have enough authorized shares to meet the commitments it has entered into. Management is currently considering alternative solutions to this situation.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Certain aspects of statement are effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 157 in 2008. The Company is currently evaluating the impact of SFAS 157 on the financial statements.

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

The ability of the Company to continue as a going concern is dependent upon the success of these new planned operations. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 - Discontinued Operations

During the six months ended June 30, 2007, the Board of Directors determined that it could no longer fund the development of its two drug candidates and could not obtain additional funding for these drug candidates. The Board evaluated the value of both of its developmental stage drug candidates. In March, 2007, the Board determined that the best course of action was to discontinue further development of these two drug candidates and sell these technologies.

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

Accounting for Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all revenue and expense for 2007 and prior periods related to the operations of its bio-pharmaceutical business as discontinued operations. For all periods prior to March 2007, the Company has reclassified all revenue and operating expenses to discontinued operations, except for estimated general corporate overhead, because all of its operations related to the discontinued technologies. The assets being sold and the liabilities being assumed in the planned sales have been segregated in the accompanying balance sheets and are characterized as Assets Held for Sale and Current Liabilities Associated with Assets Held for Sale, respectively. Revenues of $200,000 for the six months ended June 30, 2007 (none for the six months ended June 30, 2006) are included in the loss from discontinued operations. The Company has not recorded any gain or loss at June 30, 2007 associated with the planned sale of the bio-pharmaceutical business. The following table presents the main classes of assets and liabilities associated with the discontinued business.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

	June 30,	December 31,
	2007	2006
Assets:
Property and equipment, net of accumulated depreciation	$52,658	$61,460

Liabilities:
Current liabilities:
Accounts payable	$503,599	$472,993
Research and development obligation	2,501,200	2,441,445
	$3,004,799	$2,914,438

Note 4 - Consulting Agreements

In February 2007, the Company engaged the Emmes Group, a consulting firm, to assist it in resolving its financial issues, to obtain advice regarding any strategic alternatives that may be available to it, and to prevent the Company from losing all of its assets in bankruptcy. During the past several months, the Company has explored a number of transactions that would (i) prevent the Company’s shareholders from losing their entire investment in the Company and (ii) enable the Company to repay some of its currently outstanding debts and liabilities. The consulting agreement has a term of one year. As compensation for its services, the consultant is to receive $15,000 per month plus a warrant to purchase 5,000,000 shares of the Company’s common stock. The warrant has an exercise price of $0.03 per share, contains a cash-less exercise provision, and expires ten years from date of issue. The Company valued this warrant at $146,000 using Black-Scholes pricing model. The weighted-average fair value of the stock options was $0.0292 per share. The weighted-average assumptions used for the calculation of the fair value were risk-free rate of 4.84%, volatility of 134%, expected life of ten years, and dividend yield of zero. The fair value of the warrant was expensed as share-based compensation on the date of the issue.

In February 2007, the Company entered into another consulting agreement with an individual to assist it in the preparation of financial statements and reporting to the SEC. The consulting agreement had a term of one year. As compensation for its services, the consultant was to receive $10,000 per month plus a warrant to purchase 5,000,000 shares of the Company’s common stock. The warrant has an exercise price of $0.03 per share, contains a cash-less exercise provision, and expires ten years from date of issue. The Company valued this warrant at $146,000 using Black-Scholes pricing model. The weighted-average fair value of the stock options was $0.0292 per share. The weighted-average assumptions used for the calculation of the fair value were risk-free rate of 4.84%, volatility of 134%, expected life of ten years, and dividend yield of zero. The fair value of the warrant was expensed as share-based compensation on the date of the issue. This consulting agreement was terminated in May 2007. Since the consulting agreement was terminated prior to its expiration date, the Company’s obligations under the consulting agreement, if any, for the period after the termination date are unclear. No demand for any additional compensation has been made against the Company under the consulting agreement.

Note 5 - Stock Options and Warrants

Compensation-Based Stock Warrants and Options

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance thereunder.

As described in Note 4 to the condensed consolidated financial statements, the Company issued compensation-based warrants to purchase 10,000,000 shares of common stock on February 1, 2007. The warrants have an exercise price of $0.03 per share, contain a cash-less exercise provision, and expire ten years from date of issue. During the six months ended June 30, 2006, the Company granted a stock option to a former officer and director. The option is for 500,000 shares exercisable at $0.25 per share through December 31, 2010. The option was fully vested on January 1, 2006. No income tax benefit has been recognized for share-based compensation arrangements and no compensation cost has been capitalized in the balance sheet.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the status of the compensation-based warrants and options outstanding at June 30, 2007, and changes during the six months then ended is presented in the following table:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	19,883,000	$0.05
Granted	10,000,000	0.03
Expired	-	-

Outstanding at June 30, 2007	29,883,000	$0.04	7.1 years	$100,000

Exercisable at June 30, 2007	29,883,000	$0.04	7.1 years	$100,000

At June 30, 2007, 80,000 of the options outstanding have no stated contractual life. The fair value of each stock option granted or compensation-based warrant issued to an employee or consultant is estimated on the date of grant or issue using the Black-Scholes pricing model. The weighted average fair value of stock warrants issued to consultants during the six months ended June 30, 2007 was $0.03 per share. The weighted-average assumptions used for warrants issued during the six months ended June 30, 2007 were risk-free rate of 4.84%, volatility of 134%, expected life of ten years, and dividend yield of zero. The weighted average fair value of stock options granted to the employee during the six months ended June 30, 2006 was $0.13 per share. The weighted-average assumptions used for options granted during the six months ended June 30, 2006 were risk-free rate of 4.3%, volatility of 152%, expected life of five years, and dividend yield of zero.

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

The Company recognized $0 and $292,000 of share-based compensation for warrants issued during the three and six months ended June 30, 2007, respectively. The Company recognized $0 and $67,350 of share-based compensation for options granted during the three and six months ended June 30, 2006. As of June 30, 2007, there was no unrecognized compensation cost related to stock options or warrants that will be recognized in the future.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Other Stock Warrants

A summary of the status of the other warrants outstanding at June 30, 2007, and changes during the six months then ended is presented in the following table:

	Shares Under Warrant	Weighted Average Exercise Price
Outstanding at January 1, 2007	38,973,861	$0.19
Issued	-	-
Expired	-	-
Outstanding at June 30, 2007	38,973,861	$0.19

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

For additional details regarding the transactions we have entered into in connection with our new Jatropha Business, please see Note 6 - Subsequent Events to the condensed consolidated financial statements included in this Form 10-QSB for the quarter ended June 30, 2007.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We are a development stage company as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Accordingly, all losses accumulated since inception have been considered as part of our development stage activities. Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note A to the Consolidated Financial Statements included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2006. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statements.

Results of Operations

As discussed previously, during March 2007, the Board of Directors determined to discontinue our prior bio-pharmaceutical operations. Pursuant to accounting rules for discontinued operations, we have classified all revenue and expense for 2007 and prior periods related to the operations of our bio-pharmaceutical business as discontinued operations. Since all of our prior operations related to the bio-pharmaceutical business, all of our revenue and expense, with the exception of estimated general corporate overhead, has been reclassified into “Loss from Discontinued Operations” in the accompanying Condensed Consolidated Statements of Operations for all periods presented.

Revenues and Gross Profit. We are a development stage company and have not had significant revenues from our operations or reached the level of our planned operations. We have discontinued our prior bio-pharmaceutical operations during March 2007. Subsequent to June 30, 2007, we commenced operations in our new Jatropha business, but we are still in the pre-development agricultural stage of our operations and, therefore, do not anticipate generating significant revenues from the sale of bio-fuel products until 2009. We are, however, attempting to generate operating cash in 2008 from the forward sale of carbon credits and possibly from future oil delivery contracts. During the three months ended March 31, 2007, we recognized revenue of $200,000 related to our discontinued bio-pharmaceutical business, which revenue has been netted against expenses of discontinued operations and is included in Loss from Discontinued Operations in the accompanying Condensed Consolidated Statement of Operations.

Operating Expenses. Our general and administrative expenses related to continuing operations for the three and six months ended June 30, 2007 were $103,678 and $355,005 compared to $100,346 and $190,181 for the three and six months ended June 30, 2006. In 2007, general and administrative expense includes general corporate overhead of $103,678 and $179,805 for the three and six months ended June 30, 2007, respectively, and includes share-based compensation of $175,200 for the six months ended June 30, 2007. In 2006, general and administrative expense principally consisted of estimated general corporate overhead. We have included expenses such as director fees, accounting costs, certain legal costs, certain consulting expenses, and an allocation of our one employee’s compensation as general corporate overhead. Other general and administrative expenses more directly related to the operation and disposal of our bio-pharmaceutical business have been included in Loss from Discontinued Operations.

We did not incur any research and development expenses for the three months or six months ended June 30, 2007 due to our Board of Directors’ decision to discontinue funding development of the SaveCream and MDI-P drug candidate assets. We incurred $234,659 and $327,242 of research and development expenses for the three and six-month periods ended June 30, 2006, respectively, which are included in Loss from Discontinued Operations.

Other Income/ Expense and Net Loss. Our interest income decreased to $122 and $270 for the three and six months ended June 30, 2007, respectively, from $565 and $1,776 for the corresponding periods of 2006 because of our decreased cash balances that we maintained in 2007.

During the three and six months ended June 30, 2007, we recorded $20,601 and $214,620 as unrealized gain on financial instrument to record the accounting of warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005. During the same periods of 2006, we recorded unrealized gains of $1,999,857 and $880,080, respectively, as a result of the accounting for our warrants. The difference between the amounts of the unrealized gain on financial instrument for the six months ended June 30, 2007 compared to the corresponding period of 2006 is the principal difference between the net income of the prior year compared to the net loss of the current year. This non-cash gain recognition is the result of the periodic revaluation of certain warrants classified as a liability in the financial statements.

Our Loss from Discontinued Operations was $185,641 and $294,804 for the three months and six months ended June 30, 2007, respectively, compared to $536,259 and $891,952 for the corresponding periods of 2006.

Liquidity And Capital Resources

As of June 30, 2007, we had $77,260 in cash and had a working capital deficit of $5,676,417. Since our inception, we have financed our operations primarily through private sales of equity and debt financing. Accordingly, early in 2007 we re-evaluated our future operations thereafter elected to terminate our bio-pharmaceutical operations.

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

In connection with the preparation of this Quarterly Report, our Certifying Officer evaluated the effectiveness of management’s disclosure controls and procedures, as of June 30, 2007, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, the Certifying Officer concluded that management’s disclosure controls and procedures were not effective as of June 30, 2007.

As a result of our lack of working capital and insufficient personnel, we were unable to timely file our interim quarterly report for the period ending June 30, 2007 as required under the Act.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation performed by them, for the reasons set forth below, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007. The material weakness resulted from our financial condition at the end of fiscal 2006, which caused us to have inadequate staffing of the accounting functions. In addition, as of June 30, 2007, we did not have a Chief Financial Officer.

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

ITEM 1. LEGAL PROCEEDINGS.

Please refer to our Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on December 11, 2007, for a description of our current legal proceedings. There have been no material developments with respect to any of the legal proceedings described in our previously filed Annual Report on Form 10-KSB.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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