Form 10QSB
period 2007-09-30
MEDICAL DISCOVERIES INC
filed 2007-12-21
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

MEDICAL DISCOVERIES, INC.
For the quarter ended September 30, 2007
FORM 10-QSB

ITEM 1. FINANCIAL STATEMENTS.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$296,121	$47,658
Prepaid expenses	66,031	-
Total Current Assets	362,152	47,658

Property and equipment, net	29,870	789
Deferred offering costs	1,530	-
Assets held for sale	-	61,460

TOTAL ASSETS	$393,552	$109,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,111,501	$663,691
Accrued payroll and payroll taxes	1,294,584	1,184,264
Accrued interest payable	291,585	267,739
Notes payable to shareholders	56,000	56,000
Secured promissory note, less unamortized discount	58,673	-
Convertible notes payable	193,200	193,200
Financial instrument	2,065,470	294,988
Current liabilities associated with assets held for sale	3,137,859	2,914,438
Total Current Liabilities	8,208,872	5,574,320

LONG-TERM LIABILITY	-	90,000

TOTAL LIABILITIES	8,208,872	5,664,320

STOCKHOLDERS' DEFICIT
Preferred stock - undesignated, Series A, convertible; no par value;
50,000,000 shares authorized; 28,928 and 34,420 shares issued and outstanding, respectively; (aggregate liquidation preference of
$2,892,800 and $3,442,000, respectively); the Company also has
designated Series B with no shares issued or outstanding	514,612	514,612
Common stock, no par value; 250,000,000 shares authorized; 170,238,669
and 118,357,704 shares issued and outstanding, respectively	16,403,248	15,299,017
Additional paid-in capital	1,468,057	1,056,020
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(24,801,660)	(21,024,485)
Total Stockholders' Deficit	(7,815,320)	(5,554,413)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$393,552	$109,907

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDICAL DISCLOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months		From Inception of the Development Stage on November 20, 1991
	Ended		Ended		through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Operating Expenses
General and administrative	$564,268	$160,773	$919,273	$350,954	$5,869,946
Research and development	986,584	-	986,584	-	986,584

Loss from Operations	(1,550,852)	(160,773)	(1,905,857)	(350,954)	(6,856,530)

Other Income (Expenses)
Unrealized gain (loss) on financial instrument	(1,735,102)	840,271	(1,520,482)	1,720,351	3,344,317
Interest income	124	519	394	2,295	58,558
Interest expense	(11,501)	(7,538)	(27,252)	(22,382)	(1,212,872)
Interest expense from amortization of discount
on secured promissory note	(58,673)	-	(58,673)	-	(58,673)
Gain on debt restructuring	90,000	2,709	90,000	607,761	2,129,650
Other income	-	22	-	805	906,485

Total Other Income (Expenses)	(1,715,152)	835,983	(1,516,013)	2,308,830	5,167,465

Income (Loss) from Continuing Operations	(3,266,004)	675,210	(3,421,870)	1,957,876	(1,689,065)

Loss from Discontinued Operations (net of
gain on disposal of MDI-P of $258,809 in 2007)	(60,501)	(1,322,366)	(355,305)	(2,214,318)	(22,420,396)

Net Loss	(3,326,505)	(647,156)	(3,777,175)	(256,442)	(24,109,461)

Preferred stock dividend from beneficial
conversion feature	-	-	-	-	(692,199)

Net Loss Applicable to Common Shareholders	$(3,326,505)	$(647,156)	$(3,777,175)	$(256,442)	$(24,801,660)

Basic and Diluted Income (Loss) per Common Share:
Income (Loss) from Continuing Operations	$(0.025)	$0.006	$(0.028)	$0.018
Loss from Discontinued Operations	$(0.001)	$(0.011)	$(0.003)	$(0.020)

Net loss	$(0.026)	$(0.005)	$(0.031)	$(0.002)

Basic and Diluted Weighted-Average Common
Shares Outstanding	129,802,551	117,922,148	122,214,575	112,382,132

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception of the Development Stage
	For the Nine Months		on November 20, 1991
	Ended		through
	September 30,		September
	2007	2006	30, 2007
Cash Flows From Operating Activities
Net loss	$(3,777,175)	$(256,442)	$(24,109,461)
Adjustments to reconcile net loss to net cash used in
operating activities
Foreign currency transaction loss	199,296	21,125	260,317
Gain on debt restructuring	(90,000)	(607,761)	(2,129,650)
Common stock issued for services, expenses, litigation, and
research and development	986,584	-	5,254,301
Commitment for research and development obligation	-	1,712,745	2,378,445
Depreciation	10,438	13,928	137,610
Reduction of escrow receivable from research and development	-	-	272,700
Unrealized loss (gain) on financial instrument	1,520,482	(1,720,351)	(3,344,317)
Share-based compensation for services	529,684	67,350	5,486,687
Interest expense from amortization of disocunt on secured
promissory note	58,673	-	58,673
Reduction of legal costs	-	-	(130,000)
Write-off of subscriptions receivable	-	-	112,500
Impairment loss on assets	-	-	9,709
Gain on disposal of assets, net of losses	(258,809)	-	(228,445)
Write-off of receivable	-	167,175	562,240
Note payable issued for litigation	-	-	385,000
Changes in operating assets and liabilities
Accounts receivable	-	(225,000)	(7,529)
Prepaid expenses	(66,031)	-	(66,031)
Accounts payable	470,405	254,171	3,843,872
Accrued expenses	134,166	22,366	300,607
Net Cash Used in Operating Activities	(282,287)	(550,694)	(10,952,772)
Cash Flows From Investing Activities
Proceeds from disposal of assets	310,000	-	310,000
Increase in deposits	-	-	(51,100)
Purchase of property and equipment	(29,250)	-	(250,584)
Issuance of note receivable	-	-	(313,170)
Payments received on note receivable	-	-	130,000
Net Cash Provided by (Used in) Financing Activities	280,750	-	(174,854)
Cash Flows From Investing Activities
Issuance of common stock, preferred stock, and warrants for cash	-	-	10,033,845
Contributed equity	-	-	131,374
Proceeds from notes payable and related warrants	250,000	-	1,586,613
Payments on notes payable	-	-	(801,287)
Proceeds from convertible notes payable	-	-	571,702
Payments on convertible notes payable	-	-	(98,500)
Net Cash Provided by Financing Activities	250,000	-	11,423,747
Net Increase (Decrease) in Cash	248,463	(550,694)	296,121
Cash at Beginning of Period	47,658	654,438	-
Cash at End of Period	296,121	103,744	296,121

Supplemental Disclosures of Cash Flow Information:
Noncash Investing and Financing Activities:
Conversion of preferred stock to common stock	$-	$8,722

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

 Note 1 - Basis of Presentation

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2007, may not be indicative of the results that may be expected for the year ending December 31, 2007.

Income (Loss) per Common Share

Income (loss) per share amounts are computed by dividing income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible notes, convertible preferred stock, and common stock held in escrow are currently antidilutive and have been excluded from the calculations of diluted income (loss) per share at September 30, 2007 and 2006, as follows:

	September 30,
	2007	2006
Convertible notes	128,671	128,671
Convertible preferred stock	57,856,000	62,018,018
Warrants	35,279,494	40,923,861
Compensation-based stock options and warrants	41,883,000	19,983,000
Common stock held in escrow	27,405,111	-
	162,552,276	123,053,550

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

Note 3 - Discontinued Operations

During the nine months ended September 30, 2007, the Board of Directors determined that it could no longer fund the development of its two drug candidates and could not obtain additional funding for these drug candidates. The Board evaluated the value of both of its developmental stage drug candidates. In March, 2007, the Board determined that the best course of action was to discontinue further development of these two drug candidates and sell these technologies.

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

MDI-P Agreement

The Company also entertained various offers to purchase the Company’s rights to the assets related to the MDI-P compound. On August 9, 2007, the Company sold the MDI-P related assets for $310,000 in cash realizing a gain of $258,809. The sale included the patents, name, and other intellectual property, research results and test data, production units and equipment, and other assets related to this technology. No liabilities were assumed by the purchaser in this transaction. A liability in the amount of $90,000 was extinguished due to the sale. This liability was only payable when the Company received $1 million in cumulative license revenue from the MDI-P compound in any human indication. Due to the sale of
MDI-P for less than $1 million, this liability was no longer owed and was written off.

Accounting for Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all revenue and expense for 2007 and prior periods related to the operations of its bio-pharmaceutical business as discontinued operations. For all periods prior to March 2007, the Company has reclassified all revenue and operating expenses to discontinued operations, except for estimated general corporate overhead, because all of its operations related to the discontinued technologies. The assets being sold and the liabilities being assumed in the planned sales have been segregated in the accompanying balance sheets and are characterized as Assets Held for Sale and Current Liabilities Associated with Assets Held for Sale, respectively. Revenues of $200,000 and $800,000 for the nine months ended September 30, 2007 and 2006, respectively, are included in the loss from discontinued operations. The Company has recorded a gain from the sale of MDI-P of $258,809 during the three and nine months ended September 30, 2007, but has not recorded any gain or loss at September 30, 2007 associated with the planned sale of the SaveCream assets. The following table presents the main classes of assets and liabilities associated with the discontinued business.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30,	December 31,
	2007	2006
Property and equipment, net of accumulated depreciation	$-	$61,460

Liabilities:
Current liabilities:
Accounts payable	$507,344	$472,993
Research and development obligation	2,630,515	2,441,445
	$3,137,859	$2,914,438

Note 4 - Global Clean Energy Holdings, LLC

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

Share Exchange Agreement

The Company entered into a share exchange agreement (the Global Agreement) pursuant to which the Company acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, a Delaware limited liability company (Global) on September 7, 2007 from Mobius Risk Group, LLC (Mobius) and from Richard Palmer (Mr. Palmer). Global is an entity that has certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant, for the purpose of providing feedstock oil intended for the production of bio-diesel. Under the Global Agreement, the Company issued 63,945,257 shares of its common stock for all of the issued and outstanding membership interests of Global. Of the 63,945,257 shares issued under the Global Agreement, 36,540,146 shares were issued and delivered at the closing of the Global Agreement without any restrictions. The remaining 27,405,111 shares of common stock were, however, held in escrow by the Company, subject to forfeiture in the event that certain specified performance and market-related milestones are not achieved. Upon the satisfaction, from time to time, of the operational and market capitalization condition milestones, the restricted shares will be released by the Company from escrow and delivered to the buyers in accordance with the terms and conditions of the Global Agreement. In the event that all of the milestone conditions are not achieved, the restricted shares that have not been released from escrow will be cancelled by the Company and thereafter cease to be outstanding.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Prior to the exchange of common stock, Global had no tangible assets or operations, but rather had certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant. Accordingly, Global was not considered a business in accordance with FASB Emerging Issues Task Force Issue 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. With the exchange of the 36,540,146 shares of common stock, the Company acquired the trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of this new business. Accordingly, the Company has recorded research and development expense of $986,584, or $0.027 per share, for the value of the shares issued. The closing price of the Company’s common stock on September 7, 2007 was $0.027 per share.

Of the restricted shares issued under the Global Agreement, 13,702,556 shares will be released from escrow if and when certain land lease agreements suitable for the planting and cultivation of Jatropha Curcas are executed and certain operation management agreements with a third-party land and operations management company with respect to the management, planting and cultivation of Jatropha Curcas are executed. These restricted shares will be held in escrow subject to the satisfaction of these milestones, at which time such shares will be released from escrow and delivered to the sellers. The Company has accounted for these potentially issuable shares as share-based compensation under SFAS No. 123R, Share-Based Compensation, for shares of common stock that contain a performance or service condition. The Company has determined the value of these shares to be $369,969, or $0.027 per share, and is amortizing this compensation over four months, the period of time in which the satisfaction of the operational milestones is expected to be fulfilled that will result in the release of the 13,702,556 shares from escrow. For accounting purposes, shares held in escrow are not considered outstanding, but are deemed to be potential dilutive shares for loss per share calculations. During the three and nine months ended September 30, 2007, the Company recognized $70,911 of share-based compensation related to these shares.

The remaining 13,702,555 restricted shares issued under the Global Agreement will be released from escrow upon satisfaction of certain market capitalization levels (based on the number of outstanding shares at the average closing price of the previous sixty trading days) and average daily trading volume (for the previous sixty trading days). These potentially issuable shares will be released as follows:

a.	4,567,518 shares will be released upon the achievement of $6 million market capitalization and 75,000 shares of average daily trading volume,

b.	4,567,518 shares will be released upon the achievement of $12 million market capitalization and 100,000 shares of average daily trading volume, and

c.	4,567,519 shares will be released upon the achievement of $20 million market capitalization and 125,000 shares of average daily trading volume.

These restricted shares will be held in escrow subject to the satisfaction of these milestones, at which time such shares will be released from escrow and delivered to the sellers. As of November 30, 2007, a total of 4,567,518 shares had been released from escrow and delivered to the sellers. The Company has accounted for these potentially issuable shares as share-based compensation under SFAS No. 123R, for shares of common stock that contain a market condition. The Company has determined the value of these shares to be $369,969, or $0.027 per share, and is amortizing this compensation over the periods of time in which the satisfaction of each of the three market capitalization and trading volume milestones is expected to be fulfilled that will result in the release of the 13,702,555 shares from escrow. The Company currently estimates these time periods to be approximately three months for the first tranche of stock and two years for the second and third tranches. For accounting purposes, shares held in escrow are not considered outstanding, but are deemed to be potential dilutive shares for loss per share calculations. During the three and nine months ended September 30, 2007, the Company recognized $41,474 of share-based compensation related to these shares.

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

The term of the agreement is twelve (12) months, or until the scope of work under the agreement has been completed. Mobius will supervise the hiring of certain staff to serve in management and operations roles of the Company, or hire such persons to provide similar services as independent contractors. Mobius’ compensation for the services provided under the agreement is a monthly retainer of $45,000. The Company will also reimburse Mobius for reasonable business expenses incurred in connection with the services provided. The agreement contains customary confidentiality provisions with respect to any confidential information disclosed to Mobius or which Mobius receives while providing services under the agreement. The Company has paid $45,000 during the three and nine months ended September 30, 2007, of which $15,750 was expensed as compensation to Mobius and $29,250 was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives.

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

The Company has accounted for the options under Mr. Palmer’s employment agreement as share-based compensation under SFAS No. 123R, for options to purchase common stock that contain a market condition. The Company valued these options at $264,000 using the Black-Scholes pricing model. The weighted average fair value of the stock options was $0.022 per share. The weighted-average assumptions used for the calculation of fair value were risk-free rate of 4.21%, volatility of 116%, expected life of five years, and dividend yield of zero. The Company is amortizing this compensation over the period of time in which the satisfaction of each of the two market capitalization milestones is expected to be fulfilled that will result in the vesting of these stock options. The Company currently estimates these time periods to be approximately three years. During the three and nine months ended September 30, 2007, the Company recognized $7,652 of share-based compensation related to these options.

Note 5 - Loan Agreement

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

Under the loan agreement, interest is payable on the loan at a rate of 12% per annum, payable monthly. In connection with the closing of the loan, the Company agreed to (i) the cancellation of certain warrants to purchase 27,452,973 shares of common stock at $0.1967 per share previously issued to the lender and certain of its affiliates and (ii) the issuance of new warrants to purchase 27,452,973 shares of common stock at $0.01 per share. The new warrants permit the cash-less exercise of the warrants and expire on September 30, 2013.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

The warrants that were cancelled were being accounted for as a liability in the accompanying financial statements because the Company was unable to guarantee that there would be enough shares of common stock to settle other “freestanding instruments.” The carrying value of the liability related to these warrants on the date of cancellation was $62,205. For the same reasons as described above, the new warrants that were issued in connection with this loan agreement are also characterized as a liability in these financial statements. The fair value of the new warrants was determined to be $691,815, or $0.252 per share, using the Black-Scholes pricing model. The weighted-average assumptions used for the calculation of fair value were risk-free rate of 4.10%, volatility of 123%, expected life of approximately six years, and dividend yield of zero. On the date of issuance, the fair value of the new warrants has been recorded as (i) a discount to the note of $250,000 and (ii) a charge of $441,815 to “unrealized gain (loss) on financial instrument” in the accompanying Condensed Consolidated Statement of Operations. As of September 30, 2007, these and certain other warrants being accounted for as a liability were revalued and are carried at $2,065,470 in the accompanying balance sheet. The fair value of these warrants at September 30, 2007 was determined using the Black-Scholes pricing model. The weighted-average assumptions used for the calculation of fair value at September 30, 2007 were risk-free rate of 4.18%, volatility of 143%, expected life of approximately 4.7 years, and dividend yield of zero. For the three and nine months ended September 30, 2007, the Company has recorded an unrealized loss on financial instrument of $1,735,102 and $1,520,482, respectively. For the comparative three and nine months ended September 30, 2006, the Company recorded an unrealized gain on financial instrument of $840,271 and $1,720,351, respectively. The discount to the note is being amortized over the term of the loan agreement from September 7, 2007 to December 14, 2007, and recorded as “interest expense from amortization of discount on secured promissory note.” For the three and nine months ended September 30, 2007, the Company amortized $58,673 of the discount.

At September 30, 2007, this loan is carried in the accompanying balance sheet as follows:

Secured promissory note	$250,000
Less unamortized discount	(191,327)
Balance at September 30, 2007	$58,673

Note 6 - Conversion of Series A Preferred Stock

On September 17, 2007, the preferred stockholders gave notice to the Company and converted 5,492 shares of Series A Preferred Stock into 10,983,521 shares of common stock. For reasons further discussed under the caption “Release and Settlement Agreement” in Note 10 to the Condensed Consolidated Unaudited Financial Statements, the conversion price was $0.05 per share.

Note 7 - Consulting Agreements

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

On September 14, 2007, the Company entered into a one-year agreement with a consultant for investor relations services. Under the agreement, the Company agreed to pay total compensation of $105,000 over the one-year term. As additional compensation, the Company issued 4,357,298 shares of restricted common stock to the consultant and granted piggyback registration rights for the stock to be registered in connection with the Company’s next registration of securities. The issuance of the common stock was expensed as share-based compensation in the amount of $117,647, or $0.027 per share on the date of the agreement.

Note 8 - Stock Options and Warrants

Compensation-Based Stock Warrants and Options

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance thereunder.

As described in Notes 4 and 7 to the condensed consolidated financial statements, the Company issued compensation-based warrants to purchase 10,000,000 shares of common stock on February 1, 2007 to two consultants and options to purchase 12,000,000 shares of common stock on September 7, 2007 under an employment agreement. The warrants and option have an exercise price of $0.03 per share, and expire ten and five years, respectively, from date of issue. During the nine months ended September 30, 2006, the Company granted a stock option to a former officer and director. The option is for 500,000 shares exercisable at $0.25 per share through December 31, 2010. The option was fully vested on January 1, 2006. No income tax benefit has been recognized for share-based compensation arrangements and no compensation cost has been capitalized in the balance sheet.

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the status of the compensation-based warrants and options outstanding at September 30, 2007, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2007	19,883,000	$0.05
Granted	22,000,000	0.03
Expired	-	-

Outstanding at September 30, 2007	41,883,000	$0.04	6.3 years	$1,927,500

Exercisable at September 30, 2007	29,883,000	$0.04	6.9 years	$1,387,500

At September 30, 2007, 80,000 of the options outstanding have no stated contractual life. The fair value of each stock option granted or compensation-based warrant issued to an employee or consultant is estimated on the date of grant or issue using the Black-Scholes pricing model. The weighted average fair value of compensation-based stock warrants issued and stock options granted during the nine months ended September 30, 2007 was $0.0253 per share. The weighted-average assumptions used for compensation-based warrants issued and stock options granted during the nine months ended September 30, 2007 were risk-free rate of 4.50%, volatility of 124%, expected life of 7.3 years, and dividend yield of zero. The weighted average fair value of stock options granted to the employee during the nine months ended September 30, 2006 was $0.13 per share. The weighted-average assumptions used for options granted during the nine months ended September 30, 2006 were risk-free rate of 4.3%, volatility of 152%, expected life of five years, and dividend yield of zero.

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

The Company recognized $151,473 and $417,152 of share-based compensation for compensation-based warrants issued, stock options granted, and common stock held in escrow during the three and nine months ended September 30, 2007, respectively. The Company recognized $0 and $67,350 of share-based compensation for options granted during the three and nine months ended September 30, 2006. As of September 30, 2007, there was $883,900 of unrecognized compensation cost related to stock options and common stock held in escrow that will be recognized over a weighted average period of approximately 0.75 years.

Other Stock Warrants

MEDICAL DISCOVERIES, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the status of the other warrants outstanding at September 30, 2007, and changes during the nine months then ended is presented in the following table:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price
Outstanding at January 1, 2007	38,973,861	$0.19
Issued	27,452,973	0.01
Cancelled	(27,452,973)	0.20
Expired	(3,694,367)	0.12
Outstanding at September 30, 2007	35,279,494	$0.05

Note 9 - Release and Settlement Agreement with Chief Executive Officer

On August 31, 2007, the Company entered into a Settlement and Release Agreement with Judy Robinett, the Company’s current Chief Executive Officer, pursuant to which Ms. Robinett agreed to continue to act as the Company’s transitional Chief Executive Officer. Under the agreement, Ms. Robinett agreed to, among other things, assist the Company in the sale of its legacy assets, complete the preparation and filing of the delinquent reports to the Securities and Exchange Commission (the SEC) that related to the periods prior to the appointment of Mr. Palmer, and provide certain shareholder and creditor related services. Upon the completion of the foregoing matters, in particular the filing of the delinquent reports to the SEC, Ms. Robinett will resign, and Mr. Palmer will thereafter assume the office of Chief Executive Officer. Under the agreement, Ms. Robinett agreed to (i) forgive her potential right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share. In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the foregoing stock options, and settlement of other issues, the Company agreed to (a) pay Ms. Robinett $500,000 upon the receipt of the Eucodis cash payment under the agreement to sell the SaveCream Assets, (b) pay Ms. Robinett a commission of fifteen percent of the gross proceeds received by the Company from the sale of the MDI-P asset, (c) pay Ms. Robinett $20,833 in monthly salary for serving as transitional Chief Executive Officer of the Company during the period from April 1, 2007, until the completion of the transitional period and the issuance of the Company’s delinquent SEC reports, and (d) permit Ms. Robinett to retain some of her previously granted incentive stock options in such an amount allowing her to purchase up to two million shares of common stock, which options shall continue to have the same terms and conditions as currently in existence, including an option price of $0.01 per share and expiration date of December 31, 2112. Upon the fulfillment of all obligations under this agreement, currently anticipated to occur with the closing of the sale of the SaveCream assets to Eucodis, the Company will record the settlement of amounts owing to Ms. Robinett and record a gain on the settlement in the approximate amount of $400,000. At that date, the Company will also record the cancellation of the options currently held by Ms. Robinett to purchase 14,000,000 shares of common stock.

Note 10 - Subsequent Events

LODEMO Agreement

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

On July 6, 2007, we entered into an agreement with Eucodis to sell SaveCream for an aggregate of €4,007,534 (approximately $5,906,000 based on the currency conversion rate in effect as of November 30, 2007), a portion of which comprised (i) a cash payment of €1,538,462 (approximately $2,267,000 based on the currency conversion rate in effect as of November 30, 2007), which is due and payable to us at the closing, less $200,000 already received from Eucodis in March 2007 upon the signing of the Letter of Intent, and (b) Eucodis’ assumption of an aggregate of €2,469,072 (approximately $3,639,000 based on the currency conversion rate in effect as of November 30, 2007), constituting specific indebtedness currently owed to certain of our creditors. In addition, at the closing of the SaveCream Asset Sale, Eucodis will assume all of our financial and other obligations under certain other contracts relating to SaveCream, and reimburse us for certain costs we have incurred since February 28, 2007 in connection with preserving the assets to be acquired by Eucodis under the SaveCream Asset Sale Agreement.

The consummation of the sale of the SaveCream to Eucodis is contingent upon the approval of our shareholders, and we anticipate holding a special meeting of the shareholders in 2008 to approve the Eucodis after our pending proxy statement has been cleared for use by the SEC.

On August 9, 2007, we sold our second drug candidate, the MDI-P compound, for $310,000 in cash.

Having agreed to dispose of the foregoing assets, we considered entering into a number of other businesses that would enable us to provide our shareholders with future value. Our Board has decided to develop a business to produce and sell seed oils, including seed oils harvested from the planting and cultivation of the Jatropha curcas plant, for the purpose of providing feedstock oil intended for the generation of methyl ester, otherwise known as bio-diesel (the “Jatropha Business”). Our Board concluded that there was a significant opportunity to participate in the rapidly growing biofuels industry, which previously was mainly driven by high priced, edible oil-based feedstock. In order to commence our new Jatropha Business, effective September 1, 2007, we (i) hired Richard Palmer, an energy consultant, and a member of Global Clean Energy Holdings LLC (“Global”) to act as the our new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide us with consulting services related to the development of the Jatropha Business, and (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel from Global.

For additional details regarding the transactions we have entered into in connection with our new Jatropha Business, please see Note 4 to the condensed consolidated financial statements included in this Form 10-QSB for the quarter ended September 30, 2007.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We are a development stage company as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Accordingly, all losses accumulated since inception have been considered as part of our development stage activities. Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note A to the Consolidated Financial Statements included in our annual report on Form 10-KSB filed for the fiscal year ended December 31, 2006. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statements.

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

Revenues and Gross Profit. We are a development stage company, and have not had significant revenues from our operations or reached the level of our planned operations. We have discontinued our prior bio-pharmaceutical operations during March 2007. In September 2007, we commenced operations in our new Jatropha business, but we are still in the pre-development agricultural stage of our operations and, therefore, do not anticipate generating significant revenues from the sale of bio-fuel products until 2009. We are, however, attempting to generate operating cash in 2008 from the forward sale of carbon credits and possibly from future oil delivery contracts. During the nine months ended September 30, 2007 and 2006, we recognized revenue of $200,000 and $800,000, respectively, related to our discontinued bio-pharmaceutical business, which revenue has been netted against expenses of discontinued operations and is included in Loss from Discontinued Operations in the accompanying Condensed Consolidated Statement of Operations.

Operating Expenses. Our general and administrative expenses related to continuing operations for the three and nine months ended September 30, 2007 were $564,268 and $919,273 compared to $160,773 and $350,954 for the three and nine months ended September 30, 2006. In 2007, general and administrative expense includes general corporate overhead of $326,584 and $506,389 for the three and nine months ended September 30, 2007, respectively, and includes share-based compensation of $237,684 and $412,884 for the three and nine months ended September 30, 2007. In 2006, general and administrative expense principally consisted of estimated general corporate overhead. We have included expenses such as director fees, accounting costs, certain legal costs, certain consulting expenses, and an allocation of our employees’ compensation as general corporate overhead. Other general and administrative expenses more directly related to the operation and disposal of our bio-pharmaceutical business have been included in Loss from Discontinued Operations.

For the three and nine months ended September 30, 2007, we have recorded research and development costs of $986,584 related to the value of common stock issued in exchange for certain trade secrets, know-how, business plans, term sheets, business relationships, and other information in connection with the share exchange with Global Clean Energy Holdings, LLC. Otherwise, we did not incur any research and development expenses for the three months and nine months ended September 30, 2007 due to our Board of Directors’ decision to discontinue funding development of the SaveCream and MDI-P drug candidate assets. We incurred $1,667,080 and $1,994,322 of research and development expenses for the three and nine month periods ended September 30, 2006, respectively, which principally related to our acquisition of the patents and patent rights relating to SaveCream, which are included in Loss from Discontinued Operations.

Other Income/ Expense and Net Loss. Our interest income decreased to $124 and $394 for the three and nine months ended September 30, 2007, respectively, from $519 and $2,295 for the corresponding periods of 2006 because of our decreased cash balances that we maintained in 2007.

During the three and nine months ended September 30, 2007, we recorded $1,735,102 and $1,520,482 as unrealized loss on financial instrument to record the accounting for warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005, and the cancellation and reissuance in September 2007 of certain related warrants to purchase 27,452,973 shares of common stock. During the same periods of 2006, we recorded unrealized gains as a result of the accounting for these warrants of $840,271 and $1,720,351, respectively. This non-cash gain recognition is the result of the periodic revaluation of certain warrants classified as a liability in the financial statements.

In connection with the accounting for the cancellation and reissuance of warrants mentioned in the previous paragraph, we recorded a discount to the associated secured promissory note of $250,000. The discount to the note is being amortized over the term of the loan agreement from September 7, 2007 to December 14, 2007, and being recorded as “interest expense from amortization of discount on secured promissory note.” For the three and nine months ended September 30, 2007, the Company amortized $58,673 of the discount.

In conjunction with our sale of MDI-P, a liability in the amount of $90,000 was extinguished due to the sale and recorded as “Gain on debt restructuring”. This liability was only payable if and when we received $1 million in cumulative license revenue from the MDI-P compound in any human indication. Due to the sale of MDI-P for less than $1 million, this liability was no longer owed and was written off. For the nine months ended September 30, 2006, we recorded “Gain on debt restructuring” of $607,761 principally related to recognizing certain previously recorded liabilities as having passed the statute of limitations for collection.

Our Loss from Discontinued Operations was $60,501 and $355,305 for the three months and nine months ended September 30, 2007, respectively, compared to $1,322,366 and $2,214,318 for the corresponding periods of 2006.

Liquidity And Capital Resources

As of September 30, 2007, we had $296,121 in cash and had a working capital deficit of $7,846,720. Since our inception, we have financed our operations primarily through private sales of equity and debt financing. Accordingly, early in 2007 we re-evaluated our future operations thereafter elected to terminate our bio-pharmaceutical operations.

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

We are currently funding our operations from the Mercator loan and from the proceeds of the sale of the Series B Convertible Preferred Stock. Assuming that the sale of SaveCream to Eucodis is completed in early 2008, we intend to use the net proceeds from that sale to fund our operating expenses, and pay $500,000 due to our transitional Chief Executive Officer under a certain release and settlement agreement. However, our business plan calls for significant infusion of additional capital to establish our Jatropha plantations in Mexico and other locations. We currently do not have the funds necessary to acquire and cultivate those plantations, nor will the projected proceeds from the Eucodis sale be sufficient for those purposes. Accordingly, in addition to the proceeds we expect to receive upon the sale of SaveCream to Eucodis, we will have to obtain significant additional capital through the sale of additional equity securities and/or debt instruments, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships. While we have commenced negotiations with third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will have sufficient capital available to continue to operate our business in 2008 or that we will be able to effect our new business plan in the Jatropha Business.

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

We currently only have a limited amount of cash available, which cash is not sufficient to fund our anticipated future operating needs beyond the first quarter of 2008. In addition, neither our legacy bio-pharmaceutical business, nor our new Jatropha Business currently generates any revenues from which we can pay our administrative and operating expenses. We currently anticipate that we will receive approximately $2,067,000 in cash based on the currency conversion rate in effect as of November 30, 2007 upon the sale of our SaveCream rights to Eucodis (in addition to being relieved of our obligation to pay approximately $3,639,000 of currently outstanding liabilities). The closing of the SaveCream sale is currently scheduled to occur at the end of January 2008, and we currently have sufficient funds to operate until that date. However, in the event that the closing of the SaveCream assets is delayed or does not occur, we will face an immediate cash shortage, and may not be able to fund our anticipated operating expenses after February 2008. No assurance can be given that the SaveCream sale will occur, or that it will occur during the time period we anticipate.

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

Our preliminary budget contemplates the cultivation of 20,000-hectare of Jatropha in Mexico. According to our business plan, this will be the first of several other large plantations used in our feedstock/biofuel operations. In addition, we will have to construct a plant nursery and research facility as well as a seed oil extraction facility. We currently do not have the funds necessary to fund our planned operations. Unless we are able to obtain the necessary funds on economically viable terms, our Jatropha Business will not succeed, and we will not be able to meet our business goals. In addition, even if we obtain the initial funds necessary to establish our plantation and facilities, the costs to develop and implement our proposed plantation and support facilities, and our other operational costs could significantly increase beyond our expectations due to economic factors, design modifications, implementation or construction delays or cost overruns. In such an event, our profitability and ultimately the financial condition of our company will be adversely affected.

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

 The biofuel production industry is extremely competitive. Many of our significant competitors in the industry have substantially greater production, financial, research and development, personnel and marketing resources than we do. As a result, our competitors may be able to compete more aggressively than we could and sustain that competition over a longer period of time. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

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

In connection with the preparation of this Quarterly Report, our Certifying Officer evaluated the effectiveness of management’s disclosure controls and procedures, as of September 30, 2007, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, the Certifying Officer concluded that management’s disclosure controls and procedures were not effective as of September 30, 2007.

As a result of our lack of working capital and insufficient personnel, we were unable to timely file our interim quarterly report for the period ending September 30, 2007 as required under the Act.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the evaluation performed by them, for the reasons set forth below, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007. The material weakness resulted from our financial condition at the end of fiscal 2006, which caused us to have inadequate staffing of the accounting functions. In addition, as of September 30, 2007, we did not have a Chief Financial Officer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 14, 2007, we entered into a consulting agreement (“Consulting Agreement”) with CEOCast, Inc. pursuant to which we engaged CEOCast as our new investor relations firm. We issued an aggregate of 4,357,298 shares of our common stock as partial payment for the services to be rendered to us under the Consulting Agreement. The issuance of the foregoing shares was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.5
Definitive Master Agreement dated as of July 29, 2006, by and between MDI Oncology, Inc. and Eucodis Forschungs und Entwicklungs GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2006, and incorporated herein by reference)

10.6
Loan and Security Agreement, dated September 7, 2007, between Medical Discoveries, Inc. and Mercator Momentum Fund III, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.7
Consulting Agreement dated September 7, 2007 between Medical Discoveries, Inc. and Mobius Risk Group, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.8
Employment Agreement dated September 7, 2007 between Medical Discoveries, Inc. and Richard Palmer (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.9
Release and Settlement Agreement dated August 31, 2007 between Medical Discoveries, Inc. and Judy Robinett (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.15	Consulting Agreement, dated as of September 14, 2007, between Medical Discoveries, Inc. and CEOCast, Inc.*

31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL DISCOVERIES, INC.

	By:	/s/ JUDY ROBINETT
Date: December 19, 2007		Judy Robinett Chief Executive Officer and interim Chief Financial Officer