Form 10KSB
period 2007-12-31
Global Clean Energy Holdings, Inc.
filed 2008-03-31
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 0-12627

GLOBAL CLEAN ENERGY HOLDINGS, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The issuer had $200,000 of revenues for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of March 27, 2008, was $6,685,065.

As of March 27, 2008, the issuer had 197,676,560 shares of common stock outstanding, which includes 22,837,593 shares of common stock currently held in escrow.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

2

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

Introductory Comment

Throughout this Annual Report on Form 10KSB, the terms “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Utah corporation, and, unless the context indicates otherwise, also includes the following wholly-owned subsidiaries: (i) MDI Oncology, Inc., a Delaware corporation, and (ii) Global Clean Energy Holdings LLC, a Delaware limited liability company. During the fiscal year covered by this Annual Report on Form 10-KSB, we were known as “Medical Discoveries, Inc.” We changed our name to Global Clean Energy Holdings, Inc. on January 29, 2008.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Prior to 2007, Global Clean Energy Holdings, Inc. was a developmental-stage bio-pharmaceutical company, known as Medical Discoveries, Inc., that was engaged in the research, validation and development of two drugs. As more fully described in this report, during 2007 our Board of Directors determined that we could no longer fund the development of our two drug candidates and could not obtain additional funding for these drug candidates. Accordingly, the Board decided to sell our two drug candidates and to develop a new business in the rapidly expanding business of renewable alternative energy sources. As a result, our future business plan, and our current principal business activities include the planting, cultivation, harvesting and processing of inedible plant feedstock to generate seed oils and biomass for use in the biofuels industry, including the production of bio-diesel. Bio-diesel is a diesel-equivalent processed fuel derived from biological sources (such as plant oils), which can be used in diesel engines.

Organizational History.

This company was incorporated under the laws of the State of Utah on November 20, 1991. Effective as of August 6, 1992, this company merged with and into WPI Pharmaceutical, Inc., a Utah corporation. Pursuant to merger, the name of this company was changed to Medical Discoveries, Inc. WPI was incorporated under the laws of the State of Utah on February 22, 1984 under the name Westport Pharmaceutical, Inc. On January 29, 2008, our shareholders approved the change of our corporate name, and on that date we amended our name to “Global Clean Energy Holdings, Inc.” to reflect our new focus on the bio-diesel alternative energy market.

On March 22, 2005, we formed MDI Oncology, Inc., a Delaware corporation, as a wholly owned subsidiary to acquire certain breast cancer intellectual property assets from the liquidation estate of Savetherapeutics, A.G.

In October 2007, we relocated our principal executive offices from 1338 S. Foothill Drive, #266, Salt Lake City, Utah 84108 to 6033 W. Century Blvd, Suite 1090, Los Angeles, California 90045. Our telephone number is (310) 670-7911, and our website is located at www.gceholdings.com. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other related information are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Internet websites and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-KSB or any other Securities and Exchange Commission filing.

Transition to new Business

Until 2007, we were a developmental-stage bio-pharmaceutical company engaged in the research, validation, and development of two drugs we referred to as MDI-P and SaveCream. MDI-P is a drug candidate that we were developing as an anti-infective treatment for bacterial infections, viral infections and fungal infections. SaveCream is a drug candidate that we were developing to reduce breast cancer tumors. Both of these drugs were under development, and had not been approved by the U.S. Food and Drug Administration (FDA). The total cost to develop these two drugs, and to receive the approval from the FDA, would have cost many millions of dollars and taken many more years. In the past, we attempted to fund our development costs through the sale of equity securities and the placement of debt, including the sale of our Series A Convertible Preferred Stock. We had not, however, generated significant revenues from operations or realized a profit. Through December 31, 2007, we had incurred cumulative net losses of more than $26 million since inception.

Early in 2007, our Board of Directors determined that we could no longer fund the development of our two drug candidates and that we could not obtain additional funding for these drug candidates. The Board noted that the commencement of human clinical trials of the MDI-P drug candidate was on Full Clinical Hold by the FDA under 21 CRF 312.42(b) and would not be initiated until deficiencies in our IND application were resolved to the FDA’s satisfaction. We considered the uncertainty of the efficacy and safety of the MDI-P compound, the costs involved in further developing the compound and the limited market, and thereafter concluded that we did not have the capability or capacity to take the MDI-P compound to commercialization. Our Board also evaluated the value of the SaveCream drug candidate that was being co-developed with Eucodis Pharmaceuticals Forschungs - und Entwicklungs GmbH, an Austrian company now known as Eucodis Pharmaceuticals GmbH (“Eucodis”), and the return we could expect for our shareholders, and determined that the highest value for this drug candidate could be realized through a sale of that drug candidate to Eucodis. Accordingly, our Board sought to maximize the return from these assets through their sale.

On July 6, 2007, we entered into an agreement with Eucodis to sell SaveCream for an aggregate of €4,007,534 (approximately U.S. $6,089,000 based on the currency conversion rate in effect as of March 3, 2008), which consideration is payable in cash and by the assumption of certain of our outstanding liabilities. On January 29, 2008, our shareholders approved the sale of the SaveCream asset to Eucodis. The sale of the SaveCream assets currently is anticipated to occur in April 2008. For further developments on the sale of the SaveCream asset and the transactions with Eucodis, please see “Item 1. Description of Business – Recent Developments –Pending Sale of Bio-Pharmaceutical Assets.”

We also entertained various offers to purchase our rights to the MDI-P compound. On August 9, 2007, we sold the MDI-P compound for $310,000 in cash.

Having agreed to dispose of the foregoing assets, we considered entering into a number of other businesses that would enable us to be able to provide our shareholders with future value. Our Board subsequently decided to develop a business in the alternative energy market as a producer of biofuels. Accordingly, our new goal is to produce and sell seed oils, including seeds oils harvested from the planting and cultivation of Jatropha curcas plant, for the purpose of providing feedstock oil used for the generation of methyl ester, otherwise known as bio-diesel (the “Jatropha Business”). Our Board concluded that there was a significant opportunity to participate in the rapidly growing biofuels industry, which previously was mainly driven by high priced, edible oil-based feedstock. In connection with commencing our new Jatropha Business, effective September 7, 2007, we (i) hired Richard Palmer, an energy consultant, and a member of Global Clean Energy Holdings LLC (“Global LLC”) to act as the our new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide us with consulting services related to the development of the Jatropha Business, and (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel from Global LLC. See, “Item 1. Description of Business — The Jatropha Business,” below.

Recent Developments.

Name Change

On January 29, 2008, at a special meeting, our shareholders voted to approve certain amendments to our charter, including, changing the name of the company to “Global Clean Energy Holdings, Inc.” The name change is intended to reflect our new focus on the bio-diesel alternative energy market.

Pending Sale of Bio-pharmaceutical Assets

On July 6, 2007, we entered into a sale and purchase agreement (as amended, the “SaveCream Asset Sale Agreement”) with Eucodis, pursuant to which Eucodis agreed to acquire our SaveCream assets in consideration for a cash payment and the assumption by Eucodis of certain of our current indebtedness (such transactions, collectively, the “SaveCream Asset Sale”). The purchase of the SaveCream assets was scheduled to occur at the end of January 2008 after our shareholders approved the sale. On January 29, 2008, our shareholders voted to approve the sale of the SaveCream asset to Eucodis. However, shortly before the scheduled closing, Eucodis informed us that it was unable to complete the acquisition as agreed because it had insufficient funds and that it needed to obtain additional financing. Accordingly, the closing had to be postponed until Eucodis completed the required financing.

On February 29, 2008, Eucodis informed us that (i) it was completing an agreement for financing, which financing would provide Eucodis with sufficient funds to purchase the SaveCream assets for the purchase price, and substantially on the terms set forth in the initial SaveCream Asset Sale Agreement, and (ii) that it still desired to complete the transaction contemplated by the SaveCream Asset Sale Agreement. Accordingly, on February 29, 2008, we prepared a letter agreement (the “Letter Agreement”) again agreeing to sell the SaveCream assets to Eucodis on substantially the terms set forth in the SaveCream Asset Sale Agreement. The letter agreement was countersigned by Eucodis on March 3, 2008.

Under the Letter Agreement, we agreed to sell the SaveCream assets to Eucodis for the same price as the initial SaveCream Asset Sale Agreement and on substantially the same terms as that initial agreement. Under the initial SaveCream Asset Sale Agreement, Eucodis had agreed to pay 4,007,534 euros (or U.S. $6,089,000 based on the currency conversion rate in effect as of March 3, 2008), comprising a cash payment of 1,538,462 euros, and Eucodis’ assumption of certain of our obligations and liabilities aggregating 2,469,072 euros. Under the letter agreement, Eucodis will continue to pay us 4,007,534 euros for the assets, of which 1,538,462 euros (less $200,000 already received from Eucodis in March 2007) is required to be paid at the closing. However, the amount our indebtedness that Eucodis is required to assume will be reduced by 332,875 euros, and Eucodis will be required to pay us an 332,875 additional euros at the closing. Accordingly, at the closing, we will receive a total of 1,871,337 euros (or approximately U.S. $2,642,000 based on the currency conversion rate in effect as of March 3, 2008). Except as set forth herein, the purchase and sale of the SaveCream assets will be effected substantially in accordance with the SaveCream Asset Sale Agreement. The closing of the sale to Eucodis is currently scheduled to occur at such time as Eucodis completes its financing, but in no event later than April 30, 2008.

The assets to be acquired by Eucodis pursuant to the SaveCream Asset Sale Agreement include all of our right, title and interest in all patents, patent applications, regulatory files, pre-clinical study data, anecdotal clinical trial data, and our rights under certain other contracts relating to our “SaveCream” drug candidate. We acquired SaveCream and certain other related intellectual property assets from the liquidator of Savetherapeutics AG i.L., a German company, pursuant to a certain asset purchase agreement dated as of March 11, 2005.

As we have previously disclosed in our filings with the Securities and Exchange Commission, in 2006 we had entered into a Definitive Master Agreement (the “License Agreement”) with Eucodis pursuant to which we licensed to Eucodis the exclusive right to develop, manufacture and commercialize our SaveCream drug candidate in the European Union and certain surrounding countries. Under the License Agreement Eucodis was obligated to develop the products through Phase II clinical trials in accordance with U.S. Food and Drug Administration and European Medicines Agency standards. Because Eucodis had notified us in January 2008 that it needed to obtain additional funding to continue its operations and, because of a lack of financing that it had suspended and discontinued its business operations, on February 27, 2008 we notified Eucodis that, pursuant to Sections 4.5(d) and 15.2 of the License Agreement, the License Agreement was terminated. Accordingly, all rights to the SaveCream rights have reverted to us and, if Eucodis does not complete the purchase of the SaveCream assets in accordance with the Letter Agreement, we will be the sole owner of all of the SaveCream rights.

The intellectual property assets that we currently own relating to the SaveCream drug, include the following patents:

•	“Substances and Agents for Positively Influencing Collagen.” This includes a EU patent application and a Canadian patent.

•	“Topical Treatment for Mastalgia.” This includes U.S. patent application 10/416,096 filed October 30, 2001, and a European Union patent application.

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

In the event that the pending sale to Eucodis is not completed, we will attempt to license or otherwise dispose of those assets. We do not currently have any alternate purchasers for those assets, and we have not yet engaged any investment banker or other agent to assist us with the sale of our SaveCream assets should the Eucodis sale not be completed.

Global Clean Energy Holdings, LLC — Share Exchange Agreement

In connection with our efforts to commence the Jatropha Business, on September 7, 2007, we entered into a share and exchange agreement (the “Global LLC Agreement”) pursuant to which we acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, a Delaware limited liability company (“Global LLC”). Global LLC is a company that owns certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the seed of the Jatropha plant, for the purpose of providing feedstock oil intended for the production of bio-diesel. Richard Palmer and Mobius Risk Group, LLC, a Texas limited liability company engaged in providing energy risk advisory services (“Mobius”), were the sole owners of the outstanding equity interests of Global LLC. Richard Palmer was also a member of Global LLC.

In exchange for all of the outstanding ownership interests in Global LLC, we issued 63,945,257 shares of our common stock to Richard Palmer and Mobius. The shares issued to Mr. Palmer and Mobius in the acquisition of Global LLC represented 35% of our outstanding shares of common stock immediately after the acquisition (excluding the shares of Series A Convertible Preferred Stock). Of the 63,945,257 shares issued under the Global LLC Agreement, 36,540,146 shares were issued and delivered to Mr. Palmer (5,220,021 shares) and Mobius (31,320,125 shares) at the closing of the Global LLC Agreement without any restrictions. The remaining 27,405,111 shares of common stock were, however, issued as restricted shares, subject to forfeiture in the event that certain specified performance milestones are not achieved. The restricted shares are being held by us in escrow until such shares are either released or cancelled. An aggregate of 23,490,095 restricted shares were issued to Mobius, and 3,915,016 restricted shares were being issued to Palmer. If and when certain specified milestones are achieved, the restricted shares will be released and delivered to Mr. Palmer and Mobius in accordance with the terms and conditions of the Global LLC Agreement. During the time that the restricted shares are restricted and subject to forfeiture, the restricted shares shall be outstanding shares for all purposes and shall be entitled to vote and receive dividends, if any are declared. As of December 31, 2007, a total of 4,567,518 of Mr. Palmer and Mobius’ restricted shares were released from the restrictions and delivered on a pro rata basis per the terms of the Global LLC Agreement to Mr. Palmer and Mobius.

In order to obtain the expertise necessary to exploit the assets we acquired under the Global LLC Agreement, we also entered into an employment agreement with Richard Palmer, and a consulting agreement with Mobius.

Employment Agreement

On September 7, 2007, we entered into an employment agreement (effective as of September 1, 2007) with Richard Palmer pursuant to which we hired Mr. Palmer to serve as our President and Chief Operating Officer. Mr. Palmer was also appointed to serve as director on our Board to serve until the next election of directors by our shareholders. Effective December 21, 2007, upon the resignation of Judy Robinett (our immediately prior Chief Executive Officer), and in accordance with the terms of the employment agreement, Mr. Palmer became our Chief Executive Officer. We hired Mr. Palmer to take advantage of his experience and expertise in the feedstock/bio-diesel industry, and in particular, in the Jatropha bio-diesel and feedstock business. See, “Item 10. Executive Compensation — Employment Agreement.”

Loan Agreement

In order to fund our operations pending the closing of the SaveCream Asset Sale Agreement, on September 7, 2007, we entered into a loan and security agreement (“Loan Agreement”) with Mercator Momentum Fund III, L.P., a California limited partnership, pursuant to which Mercator Momentum Fund III, L.P. made available to us a secured term credit facility in the aggregate principal amount of $1,000,000 (the “Loan”). Interest is payable on the Loan at a rate of 12% per annum, payable monthly. We have agreed not to request any further advances under the Loan Agreement. As of March 27, 2008, the remaining outstanding principal balance of amounts we borrowed under the Loan Agreement was $200,000. The Loan currently matures and becomes due and payable on June 21, 2008. The Loan is secured by a first priority lien on all of our assets. Mercator Momentum Fund III, L.P. and its affiliates currently own all of the issued and outstanding shares of Series A Convertible Preferred Stock. We have used the proceeds of the Loan to fund our working capital needs.

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

Judy Robinett Resignation

On August 31, 2007, we entered into a release and settlement agreement (effective as of September 7, 2007) (“the Release and Settlement Agreement”) with Judy Robinett, our former Chief Executive Officer, pursuant to which Ms. Robinett agreed to continue to act as our transitional Chief Executive Officer. Ms. Robinett also acted as our interim Chief Financial Officer until her resignation. Under the agreement, Ms. Robinett agreed to, among other things, assist us in the sale of our legacy bio-pharmaceutical assets, complete the preparation and filing of the delinquent SEC Reports that related to the periods prior to the date of the agreement, deal with our creditors and handle our creditor issues, and to assist in maintaining our relations with our shareholders.

Effective December 21, 2007, upon the completion of the foregoing matters, Ms. Robinett resigned as our Chief Executive Officer and from our Board, and Mr. Palmer became our Chief Executive Officer. For additional details on Ms. Robinett’s release and settlement agreement, please see “Item 10. Executive Compensation – Judy Robinett Employment and Resignation Agreements.”

The Jatropha Business.

Business Strategy

As of September 7, 2007, the day on which we entered into the Global LLC Agreement, we changed the business of our company to focus on the cultivation of non-edible feedstock for certain applications in the biofuels market. In particular, we anticipate that our core activities in the future will include the planting, cultivation, harvesting and processing of Jatropha plant feedstock to generate seed oils and biomass for use in the biofuels industry, including the production of bio-diesel and certain other biofuels.

Bio-diesel is a diesel-equivalent, processed fuel derived from biological sources (such as plant oils), which can be used in diesel engines and as a replacement for fuel oil. The term “biofuels” refers to a range of biological based fuels including biodiesel, synthetic diesel, ethanol and biomass, most of which have environmental benefits that are the major driving force for their introduction. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other green house gases, which are associated with global climate change. Biofuels further the concept of energy independence and environmental responsibility, while generating new jobs in new markets. This creates a social, environmental and economic gain from the production, distribution and end use of biofuels. As the world consumes larger volumes of fossil fuels, and further depletes the supplies of such fossil fuels, alternate sources of energy need to be developed to support growing economies.

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

The Jatropha plant is indigenous to Mexico, and we have decided to initiate implementation of our new business plan and related agricultural development activities in Mexico. Our business plan proposes to establish a nursery in which we will initially grow and cultivate Jatropha seedlings prior to transferring them to the plantation for further growth and cultivation. We negotiated a lease for approximately 28 hectares of land in the Yucatan Peninsula, on which we have set up our initial Jatropha nursery and a plant breeding test farm. We have already begun planting a wide range of varieties of Jatropha curcas and at full planting expect to have over 13 different varieties when the entire 28 hectacre field is planted. The breeding research and development program on this property will be used to understand the growing patterns of various varieties of Jatropha, obtained from all over the world, and evaluate and maximize how they grow in the climate of the Yucatan.

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

In addition, we have identified 2,081 hectares of land (approximately 5,000 acres) in the State of Yucatan, Mexico, which we believe is ideal for establishing and maintaining what we plan to be the first of several multi-thousand hectare plantations in which we will cultivate the Jatropha plant. Our business plan is to acquire the rights to use up to 20,000 hectares in Mexico, by the end of our 2008 fiscal year for purposes of setting up plantations on which we will cultivate the Jatropha plant. We anticipate that the 2,081 hectares will yield 1-2 million gallons of feedstock oil when fully planted with mature plants.

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

We anticipate that our primary focus will be in the feedstock oil market, and our operations will primarily comprise the planting, harvesting and sale of feedstock oil to end users in the energy industry for production of bio-diesel and other biofuels. In the short term, while developing Jatropha plantations, we expect to generate cash through our forward sale contracts for feedstock oil and biomass to be produced at our facilities, and the potential sale of carbon offset credits.

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

We are still a development stage company, and we anticipate that it will require significant time and capital to develop our new operations into a stable and profitable business.

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

Carbon Credits

Biofuels production and use is a very effective means to reduce both local and global pollution from emissions that cause climate change. Growing trees and plants which sequesters carbon from the atmosphere and burning biofuels offsets the production of greenhouse gasses resulting from the consumption of petroleum or other fossil-based fuels. Many biofuels produce less pollution, including CO2, NOx, SOx and PM10. Through the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change (Kyoto Protocol), signatory countries are required to reduce their overall greenhouse gas emissions, or carbon footprint. As of November 2007, 174 parties are signatories to and have ratified the Kyoto Protocol. The United States of America is not a signatory to the Kyoto Protocol. Signatory countries require local industry and other local energy end-users to either reduce their greenhouse gas emissions, or purchase greenhouse gas emission credits (carbon credits). This requirement has created a worldwide “Carbon Credit Trading Market” where sellers sell their excess carbon credits and buyers purchase the carbon credits they need to meet their greenhouse gas reduction requirements. The development of agricultural-based energy projects may produce carbon credits through the sequestration (storing) of carbon by the growing of trees and plants, or by the offset of other sequestered carbon. Selling carbon credits represents potential additional revenue that will help to offset capital requirements for our plantation and other development activities.

In our case, Certified Emission Reductions (CERs) may be generated through Clean Development Mechanism projects in non-Annex 1 nations, which include Mexico, the Caribbean, Central and South America. Assuming full capacity at a 20,000-hectare Jatropha plantation, we estimate that we could generate more than 100,000 metric tons of sellable carbon credits annually.

Technology

Although we do not currently possess any patentable technology relating to our operations in the feedstock and biofuels market, we may develop technology as we design and implement our business plan. Any technology we develop will be in three main categories: (i) plant sciences, (ii) agricultural development, and (iii) material processing and end use applications. Such technologies developed are expected to assist in reducing costs, improving efficiency and allowing us to move the products higher in value creation. We also may pursue patentable technologies, processes and plant varieties

Operations in Mexico

We have negotiated a lease for a parcel of approximately 28 hectares of land in Mexico, and have constructed our first nursery facility and plant research planting operation. We have retained a Mexican law firm to represent our interests in Mexican legal matters related to our operations in Mexico.

Lodemo Services Agreement

In order to operate the Jatropha cultivation and production business in Mexico will require a large investment in management, personnel, offices, logistical support and facilities. In addition, successful operations in Mexico will also require an understanding of local rules, laws and business practices. Since we do not have either the resources in Mexico or the understanding of local laws and business practices, we have decided to engage a large, reputable local operator to conduct actual day-to-day operation of our Mexico operations for us. Accordingly, on October 15, 2007, we entered into a Service Agreement (the “Lodemo Agreement”) with Corporativo LODEMO S.A DE CV, a Mexican corporation (the “Lodemo Group”) in connection with our new Jatropha Business. The Lodemo Group is a privately held Mexican company with substantial land holdings, significant experience in fuel distribution and sales, liquids transportation, logistics, land development and agriculture that is capable of providing the logistical and other services we need to operate a large-scale farming and transportation business in Mexico.

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

Jatropha Administrative Assistance—Mobius Consulting Agreement

Until we can further supplement our Jatropha Business with in-house personnel, we will need to obtain third party assistance with managing and supervising the creation, planning, construction, and planting or nurseries, seed production plantations and Jatropha plantations in the geographical areas that we intend to operate in (including South Texas and the Yucatan Peninsula of Mexico). In order to obtain the foregoing services, in September 2007 we entered into a consulting agreement with Mobius pursuant to which Mobius has agreed to provide consulting services to us in connection with our new Jatropha Business. We engaged Mobius as consultant to obtain Mobius’ experience and expertise in the feedstock/bio-diesel market to assist us in developing our new business operations. Mobius’ compensation for the services provided under the consulting agreement is a monthly retainer of $45,000; the term of the Mobius consulting agreement is twelve months, or such shorter period until the scope of work under the agreement has been completed.

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

In 2004, 32 U.S. biodiesel refineries produced approximately 30 million gallons of neat (100%) bio-diesel fuel. In 2005, 50 refineries produced approximately 75 million gallons and in 2006 approximately 250 million gallons were sold. It is expected that in 2007 over 300 million gallons of bio-diesel fuel will be produced and consumed domestically, with an unconfirmed, but announced, biodiesel refinery construction exceeding a total U.S. domestic refining capacity of 1 billion gallons.

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

The price basis for our non-edible oil and biomass feedstock will be equivalent to other edible seed oil and biomass feedstock. We have not found any substantial effort towards the production of any other non-edible oil worldwide that could compete with Jatropha. With the growing demand for feedstock, and the high price of oil and biofuels, we anticipate that we will be able to sell our Jatropha oil and biomass feedstock profitability.

Employees.

As of March 27, 2008, we had three (3) employees, including Richard Palmer, our President and Chief Executive Officer.

During the initial development of our Jatropha Business, most of our Jatropha-related services are being provided to us by the Mobius Risk Group and the Lodemo Group. In addition, certain of our accounting and other administrative functions are also currently being provided to us by consultants. At such time as capital resources permit, we will hire full-time employees to assume these positions.

RISK FACTORS

Risks Relating to Our Business

We have no direct operating history in the feedstock and bio-diesel industries, which makes it difficult to evaluate our financial position and our business plan.

Until early in 2007, we were a development stage bio-pharmaceutical company engaged in developing two potential drug candidates. Since our inception through December 31, 2007, we generated only $1,157,000 of revenues and accumulated net losses of over $26 million. During 2007, we terminated our operations as a bio-pharmaceutical company and have commenced developing a new business in the biofuels industry. However, since we have only recently commenced our operations as a biofuels company and have not yet generated any revenues from our new operations, we have no operating history in that line of business on which a decision to invest in our company can be based. The future of our company currently is dependent upon our ability to implement our new business plan in the Jatropha Business. While we believe that our business plan, if implemented as drafted, will make our company successful, we have no operating history against which we can test our plans and assumptions, and therefore cannot evaluate the likelihood of success.

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

Since we currently have a limited amount of cash available, and are not generating any revenues from either our legacy bio-pharmaceutical business or our new Jatropha Business, we are dependent upon the sales proceeds to be derived from the sale of SaveCream, the potential sale of carbon credit purchase contracts, potential future delivery of Jatropha oil purchase contracts, and on our ability to raise additional funds to continue our operations and existence.

We currently only have a limited amount of cash available, which cash is not sufficient to fund our anticipated future operating needs beyond April 2008. In addition, neither our legacy bio-pharmaceutical business, nor our new Jatropha Business currently generate any revenues from which we can pay our administrative and operating expenses. We currently anticipate that we will receive approximately $2,642,000 based on the currency conversion rate in effect as of March 3, 2008 ($200,000 of the cash payment was already received in 2007) upon the sale of our SaveCream rights to Eucodis (in addition to being relieved of our obligation to pay approximately $3,247,000 of currently outstanding liabilities). The closing of the SaveCream sale is currently scheduled to occur in April 2008, and we currently have sufficient funds to operate until that date. However, in the event that the closing of the SaveCream assets is delayed or does not occur, we will face an immediate cash shortage, and may not be able to fund our anticipated operating expenses after April 2008. No assurance can be given that the SaveCream sale will occur, or that it will occur during the time period we anticipate.

We will continue to incur administrative and general operating expenses without revenues until we begin selling Jatropha oil, or until we complete the sales of carbon credit purchase contracts. Based on our current monthly operating expenses and our projected future operating expenses, even if the SaveCream sale closes as planned, we will need to obtain significant additional funding during 2008 for our planned Mexico Jatropha plantations and our ongoing operating expenses. Such additional funds could be obtained from the sale of equity, from forward purchase payments for our products, joint venture arrangements, carbon credit sales, or debt financing. While we are currently engaged in discussions regarding various of these financial arrangements, there can be no assurance that we will be able to complete any of these arrangements or that we will be able to obtain the capital we require. In addition, we cannot be sure that any financing that we do obtain will be on terms that are commercially favorable for us. In the event that we do not obtain additional funding in the near future, we may not be able to maintain our current operations and will not be able to implement our business plan.

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

The closing of the sale of the SaveCream assets to Eucodis is uncertain and is dependent upon events beyond our control.

We recently entered into a letter agreement with Eucodis pursuant to which we agreed to sell our legacy SaveCream drug candidate assets to Eucodis for 4,007,534 euros (or U.S. $6,089,000 based on the currency conversion rate in effect as of March 3, 2008), of which approximately U.S. $2,642,000 will be paid in cash at the closing (we already received $200,000 in 2007), if Eucodis can complete the purchase by the end of April 2008. Eucodis has informed us that it wants to complete the purchase of the SaveCream assets as soon as possible and that it has an agreement in place for the funding needed to complete that sale. However, the financing that Eucodis is obtaining has not yet been received, and no assurance can be given that Eucodis will be able to obtain that financing by the end of April 2008, or ever. If Eucodis is unable to obtain the funding, or for other reasons is not willing or able to complete the purchase of the SaveCream assets, we will have to commence marketing our SaveCream assets to other entities. While we believe that our SaveCream assets have substantial value and will be attractive to other pharmaceutical companies, we neither know the exact amount that potential buyers would pay for those assets nor when we would be able to sell/license those assets. Accordingly, if Eucodis does not purchase the SaveCream assets, our ability to monetize our remaining legacy pharmaceutical assets is uncertain.

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

The cost of developing and operating our agricultural projects significantly exceeds our current financial budget.

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

We plan to grow rapidly and significantly expand our operations. This growth will place a significant strain on our management team and other company resources. We will not be able to implement our business strategy in a rapidly evolving market without effective planning and management processes. We have a short operating history and have not implemented sophisticated managerial, operational and financial systems and controls. We are required to manage multiple relationships with various strategic partners, including suppliers, distributors, and other third parties. To manage the expected growth of our operations and personnel, we will have to significantly supplement our existing managerial, financial and operational staff, systems, procedures and controls. If we are unable to supplement and complete, in a timely manner, the improvements to our systems, procedures and controls necessary to support our future operations, our operations will not function effectively. In addition, our management may be unable to hire, train, retain, motivate and manage required personnel, or successfully identify, manage and exploit existing and potential market opportunities. As a result, our business and financial condition may be adversely affected.

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

Our development schedule assumes the commencement of planting in the first half of 2008, with oil production anticipated 18 months thereafter. We could incur delays in the implementation of that plan or the construction of support facilities due to permitting or zoning delays, opposition from local groups, adverse weather conditions, labor or material shortages, or other causes. In addition, changes in political administrations at the federal, state or local level that result in policy changes towards the large scale cultivation of Jatropha or towards biofuels in general could result in delays in our timetable for development and commencement of operations. Any such delays could adversely affect our ability to commence operations and generate revenue.

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

The shares of our common stock are thinly traded on the Pink Sheets LLC electronic trading platform, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Our existing directors, officers and key employees hold a substantial amount of our common stock and may be able to prevent other shareholders from influencing significant corporate decisions.

As of December 31, 2007, our directors and executive officers, beneficially owned approximately 35.1% of our outstanding common stock. These shareholders, if they act together, may be able to direct the outcome of matters requiring approval of the shareholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of these shareholders may conflict with our interests or those of our other shareholders.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	fluctuation in the world price of crude oil;

•	market changes in the biofuels industry;

•	government regulations affecting renewable energy businesses and users;

•	actual or anticipated variations in our operating results;

•	our success in meeting our business goals and the general development of our proposed operations;

•	general economic, political and market conditions in the U.S. and the foreign countries in which we plan to operate; and

•	the occurrence of any of the risks described in this Annual Report.

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

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

ITEM 2.	DESCRIPTION OF PROPERTY.

Currently, we operate out of offices of an unaffiliated bio-diesel company located at 6033 W. Century Blvd, Suite 1090, Los Angeles, California 90045. We moved to this location in September 2007 (previously, our offices were located in Salt Lake City, Utah) and we have been using these facilities without any obligation to make any lease or rental payments. We plan to move to our own office in the near future and are currently looking for office space.

ITEM 3.	LEGAL PROCEEDINGS.

On August 22, 2006, we initiated legal proceedings in Landgericht Hamburg, a German Federal Court in Hamburg - Germany, against Dr. Alfred Schmidt to obtain certain rights concerning “SaveCream”, a developmental topical aromatase inhibitor cream relevant to our legacy bio-pharmaceutical business. No cross complaints have been filed against us in this matter. We acquired the “SaveCream” rights and certain other related intellectual property assets from the liquidator of Savetherapeutics AG i.L., a German corporation, pursuant to an asset purchase agreement dated as of March 11, 2005. Pursuant to our agreement with Eucodis, Eucodis has agreed to assume and become financially responsible for all costs we incur in connection with the foregoing litigation. If we do not sell our SaveCream assets to Eucodis, we will have to bear any future expenses related to this litigation.

In January 2008, in an action titled Bowne of Los Angeles, Inc. vs. Medical Discoveries, Inc., Bowne of Los Angeles, Inc. filed a lawsuit against us in the Third District Court, Salt Lake County, State of Utah, alleging that we failed to pay Bowne $59,399.47. Bowne is also seeking interest and legal fees. We have been in discussions with Bowne to settle this dispute. However, on March 13, 2008, Bowne filed a Notice Of Intent To Take Default Judgment. If the default judgment is granted, we will become liable for the entire amount claimed by Bowne.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, AND SMALL BUSINESS ISSUER’S PURCHASE OF EQUITY SECURITIES.

Until July 2007, our common stock was traded on the OTC Bulletin Board under the symbol “MLSC.” Due to our failure to timely file reports with the Securities and Exchange Commission, in July 2007, we were de-listed from the OTC Bulletin Board. Thereafter, our common stock has traded on the Pink Sheets LLC trading platform. On February 29, 2008, in connection with our name change, our trading symbol was changed to “GCEH.” We have submitted an application to have our common stock re-listed on the OTC Bulletin Board.

The following table sets forth the range of bid quotations for our common stock for the quarters indicated according to data provided by The NASDAQ Stock Market, Inc. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

Fiscal Year Ended December 31, 2007	High Bid	Low Bid
First Quarter	$0.049	$0.022
Second Quarter	$0.050	$0.011
Third Quarter	$0.080	$0.020
Fourth Quarter	$0.087	$0.030

Fiscal Year Ended December 31, 2006	High Bid	Low Bid
First Quarter	$0.190	$0.090
Second Quarter	$0.155	$0.075
Third Quarter	$0.105	$0.023
Fourth Quarter	$0.080	$0.030

Shareholders

As of December 31, 2007, we believe that we have approximately 2,950 shareholders of our common stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We presently intend to retain any future earnings for financing our growth and expansion.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
1993 Incentive Plan (1)	3,383,000	$0.13	-0-
2002 Stock Incentive Plan	14,500,000	$0.04	5,500,000
Equity compensation plans not approved by security holders
Warrants	58,033,379	$0.02	—

Total	75,916,379
(1) The 1993 Incentive Plan has expired and no additional options or awards can be granted under this plan.

Repurchase of Shares

We did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

During the period covered by this Annual Report, we were a development stage company that devoted substantially all of its efforts to the research and development of its two principal drug candidates. During 2007, we decided to discontinue the development of our two drug candidates, decided to sell our two drug technologies, and have commenced a new business as a renewable alternative energy source company. As a result, the “Results of Operations” section below contains a description of both the results of a business that we no longer intend to pursue and the results of the new biofuels business that we are currently conducting.

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

Results Of Operations

As discussed previously, in 2007 the Board of Directors determined to discontinue our prior bio-pharmaceutical operations. Pursuant to accounting rules for discontinued operations, we have classified all revenue and expense, except general corporate overhead, for 2007 and prior periods related to the operations of our bio-pharmaceutical business as discontinued operations.

Revenues and Gross Profit. We are a development stage company and have not had significant revenues from our operations or reached the level of our planned operations. We discontinued our prior bio-pharmaceutical operations in March 2007. In September 2007, we commenced operations in our new bio-fuels Jatropha business, but we are still in the pre-development agricultural stage of our operations and, therefore, do not anticipate generating significant revenues from the sale of bio-fuel products until 2009. We are, however, attempting to generate cash in 2008 from the forward sale of carbon credits and possibly from future oil delivery contracts. During the years ended December 31, 2007 and 2006, we recognized revenue of $200,000 and $800,000, respectively, related to our discontinued bio-pharmaceutical business, which revenue is included in Loss from Discontinued Operations in the accompanying Consolidated Statements of Operations.

Operating Expenses. Our general and administrative expenses related to continuing operations for the year ended December 31, 2007, were $2,950,000 compared to $515,000 for the year ended December 31, 2006. In 2007, general and administrative expense includes general corporate overhead of $935,000 and includes share-based compensation of $2,015,000. In 2006, general and administrative expense in the amount of $515,000 principally consisted of estimated general corporate overhead. We have included expenses such as director fees, accounting costs, certain legal costs, certain consulting expenses, and an allocation of our employees’ compensation as general corporate overhead. Other general and administrative expenses more directly related to the operation and disposal of our bio-pharmaceutical business have been included in Loss from Discontinued Operations.

For the year ended December 31, 2007, we have recorded research and development costs of $987,000 related to the value of common stock issued in exchange for certain trade secrets, know-how, business plans, term sheets, business relationships, and other information in connection with the share exchange with Global Clean Energy Holdings, LLC. Otherwise, we did not incur any research and development expenses during the year ended December 31, 2007 due to our Board of Directors’ decision to discontinue funding development of the SaveCream and MDI-P drug candidate assets. We incurred $2,027,000 of research and development expenses for the year ended December 31, 2006, which principally related to our acquisition of the patents and patent rights relating to SaveCream, which are included in Loss from Discontinued Operations.

Other Income/ Expense and Net Loss. Our interest income increased to $4,000 for the year ended December 31, 2007, from $3,000 for the year ended December 31, 2006 principally due to cash balances generated from the sale of Series B preferred stock in the final quarter of 2007.

During the year ended December 31, 2007, we recorded $148,000 as unrealized loss on financial instrument to record the accounting for warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005, the cancellation and reissuance in September 2007 of certain related warrants to purchase 27,452,973 shares of common stock in connection with a new secured promissory note, and other warrants issued in 2007 to non-employees. During the year ended December 31, 2006, we recorded unrealized gains of $2,565,000 as a result of the accounting for these warrants. This non-cash gain and loss recognition on financial instrument is the result of the periodic revaluation of certain warrants classified as a liability in the financial statements.

In connection with the accounting for the cancellation and reissuance of warrants mentioned in the previous paragraph, we recorded a discount to the associated secured promissory note of $250,000. The discount to the note was amortized over the term of the loan agreement from September 7, 2007 to December 14, 2007, and was recorded as “interest expense from amortization of discount on secured promissory note.” Interest expense increased from $30,000 for the year ended December 31, 2006 to $52,000 for the year ended December 31, 2007. The increase in interest expense is primarily attributable to interest on the new secured promissory note issued in September 2007.

For the year ended December 31, 2007, we recorded “Gain on debt restructuring” of $485,000. This gain consisted of (i) a gain of $395,000 on settlement of amounts due to our former Chief Executive Officer, and (ii) a gain of $90,000 on the settlement of a note payable that was contingent on the outcome on our sale of MDI-P. The liability in the amount of $90,000 was extinguished because it was only payable if and when we received $1 million in cumulative license revenue from the MDI-P compound in any human indication. Since we sold the MDI-P compound for less than $1 million, this liability is no longer owed and was written off. For the year ended December 31, 2006, we recorded “Gain on debt restructuring” of $608,000 principally related to recognizing certain previously recorded liabilities as having passed the statute of limitations for collection.

Our Loss from Discontinued Operations was $518,000 for the year ended December 31, 2007, compared to $2,815,000 for the year ended December 31, 2006.

Liquidity And Capital Resources

As of December 31, 2007 we had $805,338 in cash and a working capital deficit of $7,344,000, as compared with $48,000 in cash and a working capital deficit of $5,527,000 at December 31, 2006.

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

Our ability to fund our liquidity and working capital needs in the near future will be dependent upon certain pending and potential transactions. The principal pending transaction is the sale of certain of our legacy pharmaceutical assets. In July 2007, we executed the Asset Sale Agreement with Eucodis pursuant to which we agreed to sell our SaveCream asset for an aggregate of €4,007,534 (or U.S. $6,089,000 based on the currency conversion rate in effect as of March 3, 2008), a portion of which comprised (i) a cash payment of €1,538,462, which is due and payable to us at the closing, less $200,000 already received from Eucodis in March 2007 upon the signing of the Letter of Intent, and (ii) Eucodis’ assumption of an aggregate of €2,469,072, constituting specific indebtedness currently owed to certain of our creditors. We recently entered into a letter agreement with Eucodis pursuant to which we agreed that the price for the assets (4,007,534 euros) would remain the same, but that the amount indebtedness that Eucodis is required to assume will be reduced by 332,875 euros, and the amount to be paid at closing would be increased by this 332,875 euro amount. Accordingly, if the closing occurs, we will receive a total of 1,871,337 euros (or approximately U.S. $2,642,000 based on the currency conversion rate in effect as of March 3, 2008) at the closing. The closing of the sale to Eucodis is currently scheduled to occur at such time as Eucodis completes its financing, but in no event later than April 30, 2008. No assurance can be given that this sale will be completed.

In August 2007, we sold our second drug candidate, the MDI-P compound, for $310,000 in cash.

In order to fund ongoing operations pending closing of the sale to Eucodis, we entered into the Loan Agreement with, and issued a promissory note in favor of, with Mercator Momentum Fund III, L.P. (“Mercator”). Pursuant to the loan agreement, Mercator made available to us a secured term credit facility in principal amount of $1,000,000. Interest is payable on the Loan at a rate of 12% per annum, payable monthly. We have agreed not to request any further advances under the loan agreement. As of March 27, 2008, the remaining outstanding principal balance of amounts we borrowed under the loan agreement was $200,000. The loan currently matures and becomes due and payable on June 21, 2008. The loan is secured by a first priority lien on all of our assets.

In November 2007, we issued 13,000 shares of our newly created Series B Convertible Preferred Stock to two accredited investors for an aggregate of $1,300,000.

We are currently funding our operations from the Mercator loan and from the proceeds of the sale of the Series B Convertible Preferred Stock. Assuming that the sale of SaveCream to Eucodis is completed in April 2008, we will have sufficient cash to fund our projected corporate operating expenses for the balance of 2008. However, our business plan calls for significant infusion of additional capital to establish our Jatropha plantations in Mexico and other locations. We currently do not have the funds necessary to acquire and cultivate those plantations, nor will the projected proceeds from the Eucodis sale be sufficient for those purposes. Accordingly, in addition to the proceeds we expect to receive upon the sale of SaveCream to Eucodis, we will have to obtain significant additional capital through the sale of additional equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships. While we have commenced negotiations with third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will have sufficient capital available to continue to operate our business in 2008 or that we will be able to effect our new business plan in the Jatropha Business.

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

We have audited the accompanying consolidated balance sheets of Global Clean Energy Holdings, Inc. and subsidiaries (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and for the period from November 20, 1991 (date of inception of the development stage) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company from November 20, 1991 through December 31, 2003, which statements reflect total revenues and deficit accumulated during the development stage of $157,044 and $14,930,259, respectively. Those statements were audited by other auditors whose reports, dated February 18, 2004 (except Note K, not included herein, as to which the date is November 15, 2004) and March 20, 2000, included an explanatory paragraph stating there was substantial doubt regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to the consolidated financial statements for the period from November 20, 1991 through December 31, 2003, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Clean Energy Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended and for the period from November 20, 1991 through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 26, 2008

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
		(Restated for
		Discontinued
		Operations)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$805,338	$47,658
Subscription receivable	75,000	-
Prepaid expenses	51,073	-
Total Current Assets	931,411	47,658

Plantation development costs and equipment, net	309,341	789
Assets held for sale	-	61,460

TOTAL ASSETS	$1,240,752	$109,907
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,243,877	$663,691
Accrued payroll and payroll taxes	950,971	1,184,264
Accrued interest payable	300,651	267,739
Secured promissory note	250,000	-
Notes payable to shareholders	56,000	56,000
Convertible notes payable	193,200	193,200
Financial instrument	2,166,514	294,988
Current liabilities associated with assets held for sale	3,113,970	2,914,438
Total Current Liabilities	8,275,183	5,574,320

LONG-TERM LIABILITY	-	90,000

TOTAL LIABILITIES	8,275,183	5,664,320

STOCKHOLDERS' DEFICIT
Preferred stock - no par value; 50,000,000 shares authorized
Series A, convertible; 28,928 and 34,420 shares issued and outstanding, respectively; (aggregate liquidation preference of $2,892,800 and $3,442,000, respectively)	514,612	514,612
Series B, convertible; 13,000 and zero shares issued or subscribed, respectively; (aggregate liquidation preference of $1,300,000 and $0, respectively)	1,290,735	-
Common stock, no par value; 500,000,000 shares authorized; 174,838,967 and 118,357,704 shares issued and outstanding, respectively	16,526,570	15,299,017
Additional paid-in capital	1,472,598	1,056,020
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(25,439,369)	(21,024,485)
Total Stockholders' Deficit	(7,034,431)	(5,554,413)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,240,752	$109,907

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCLOVERIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception of
			the Development Stage
	For the Years Ended		on November 20, 1991
	December 31,		through
	2007	2006	December 31, 2007
		(Restated for
		Discontinued
		Operations)
Operating Expenses
General and administrative	$2,949,885	$515,151	$7,900,558
Research and development	986,584	-	986,584

Loss from Operations	(3,936,469)	(515,151)	(8,887,142)

Other Income (Expenses)
Unrealized gain (loss) on financial instrument	(147,636)	2,564,608	4,717,163
Interest income	4,441	2,866	62,605
Interest expense	(51,929)	(29,919)	(1,237,549)

Interest expense from amortization of discount on secured promissory note	(250,000)	-	(250,000)
Gain on debt restructuring	485,137	607,761	2,524,787
Other income	-	1,373	906,485

Total Other Income (Expenses)	40,013	3,146,689	6,723,491

Income (Loss) from Continuing Operations	(3,896,456)	2,631,538	(2,163,651)

Loss from Discontinued Operations (net of gain on disposal of MDI-P of $258,809 in 2007)	(518,428)	(2,815,309)	(22,583,519)

Net Loss	(4,414,884)	(183,771)	(24,747,170)

Preferred stock dividend from beneficial conversion feature	-	-	(692,199)

Net Loss Applicable to Common Shareholders	$(4,414,884)	$(183,771)	$(25,439,369)

Basic and Diluted Income (Loss) per Common Share:
Income (Loss) from Continuing Operations	$(0.029)	$0.023
Loss from Discontinued Operations	$(0.004)	$(0.025)

Net loss	$(0.033)	$(0.002)

Basic and Diluted Weighted-Average Common Shares Outstanding	134,707,205	113,809,546

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Period From November 20, 1991 (Date of Inception of the Development Stage) through December 31, 2007

								Accumulated	Deficit
								Deficit	Accumulated
							Additional	Prior to	During the	Escrow/
	Preferred Stock - Series A		Preferred Stock - Series B		Common stock		Paid in	Development	Development	Subscription
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Receivables	Total

Balance at October 31, 1991		$-		$-	1,750,000	$252,997	$-	$(1,482,514)	$-	$-	$(1,229,517)

Restatement for reverse acquisition of WPI
Pharmaceutical, Inc. by Medical Discoveries, Inc.	-	-	-	-	-	(252,997)	-	252,997	-	-	-

Shares issued in merger of WPI
Pharmaceutical, Inc.Medical Discoveries, Inc., $0.01 per share	-	-	-	-	10,000,000	135,000	-	(170,060)	-	-	(35,060)

Balance at November 20, 1991
(Date of Inception of Development Stage)	-	-	-	-	11,750,000	135,000	-	(1,399,577)	-	-	(1,264,577)

Issuance of common stock for:
Cash
1992 - $0.50 per share	-	-	-	-	200,000	100,000	-	-	-	-	100,000
1992 - $1.50 per share	-	-	-	-	40,000	60,000	-	-	-	-	60,000
1993 - $0.97 per share	-	-	-	-	542,917	528,500	-	-	-	-	528,500
1994 - $1.20 per share	-	-	-	-	617,237	739,500	-	-	-	-	739,500
1995 - $0.67 per share	-	-	-	-	424,732	283,200	-	-	-	-	283,200
1996 - $0.66 per share	-	-	-	-	962,868	635,000	-	-	-	(60,000)	575,000
1997 - $0.43 per share	-	-	-	-	311,538	135,000	-	-	-	60,000	195,000
1998 - $0.29 per share	-	-	-	-	2,236,928	650,000	-	-	-	-	650,000
1999 - $0.15 per share	-	-	-	-	13,334	2,000	-	-	-	-	2,000
2001 - $0.15 per share	-	-	-	-	660,000	99,000	-	-	-	-	99,000
2003 - $0.04 per share	-	-	-	-	20,162,500	790,300	-	-	-	-	790,300
2004 - $0.09 per share	-	-	-	-	20,138,024	1,813,186	-	-	-	-	1,813,186
2005 - $0.18 per share	-	-	-	-	1,922,222	281,926	-	-	-	-	281,926
Services and Interest
1992 - $0.50 per share	-	-	-	-	500,000	250,000	-	-	-	-	250,000
1993 - $0.51 per share	-	-	-	-	251,450	127,900	-	-	-	-	127,900
1993 - $0.50 per share	-	-	-	-	800,000	400,000	-	-	-	-	400,000
1994 - $1.00 per share	-	-	-	-	239,675	239,675	-	-	-	-	239,675
1995 - $0.39 per share	-	-	-	-	4,333,547	1,683,846	-	-	-	(584,860)	1,098,986
1996 - $0.65 per share	-	-	-	-	156,539	101,550	-	-	-	-	101,550
1997 - $0.29 per share	-	-	-	-	12,500	3,625	-	-	-	-	3,625
1998 - $0.16 per share	-	-	-	-	683,000	110,750	-	-	-	-	110,750
1999 - $0.30 per share	-	-	-	-	100,000	30,000	-	-	-	-	30,000
2001 - $0.14 per share	-	-	-	-	1,971,496	284,689	-	-	-	-	284,689
2002 - $0.11 per share	-	-	-	-	2,956,733	332,236	-	-	-	-	332,236
2003 - $0.04 per share	-	-	-	-	694,739	43,395	-	-	-	-	43,395
2004 - $0.06 per share	-	-	-	-	1,189,465	66,501	-	-	-	-	66,501
2005 - $0.18 per share	-	-	-	-	104,167	11,312	-	-	-	-	11,312
Conversion of Debt
1996 - $0.78 per share					239,458	186,958	-	-	-	-	186,958
1997 - $0.25 per share	-	-	-	-	100,000	25,000	-	-	-	-	25,000
1998 - $0.20 per share	-	-	-	-	283,400	56,680	-	-	-	-	56,680
2002 - $0.03 per share	-	-	-	-	17,935,206	583,500	-	-	-	-	583,500
2004 - $0.07 per share	-	-	-	-	9,875,951	650,468	-	-	-	-	650,468
Other Issuances
1993 -License - $0.50 share	-	-	-	-	2,000,000	1,000,000	-	-	-	-	1,000,000
1997 - Settlement of contract	-	-	-	-	800,000	200,000	-	-	-	-	200,000
1998 - Issuance of common stock from	-	-	-	-
exercise of warrants, $0.001 per share					200,000	200	-	-	-	-	200
2000 - Reversal of shares issued	-	-	-	-	(81,538)	-	-	-	-	-	-
Escrow and Subscription Receivables
1996 - Common stock canceled -
$0.34 per share	-	-	-	-	(1,400,000)	(472,360)	-	-	-	472,360	-
2000 - Issuance for escrow receivable -
$0.09 per share	-	-	-	-	5,500,000	500,000	-	-	-	(500,000)	-
2000 - Write-off of subscription receivable	-	-	-	-	-	-	-	-	-	112,500	112,500
2000 - Research and development costs	-	-	-	-	-	-	-	-	-	115,400	115,400
2001 - Research and development costs	-	-	-	-	-	-	-	-	-	132,300	132,300
2001 - Operating expenses	-	-	-	-	-	-	-	-	-	25,000	25,000
2004 - Termination of escrow agreement	-	-	-	-	(2,356,200)	(227,300)	-	-	-	227,300	-

(Continued)

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT - (Continued)
Period From November 20, 1991 (Date of Inception of the Development Stage) through December 31, 2007

								Accumulated	Deficit
								Deficit	Accumulated
							Additional	Prior to	During the	Escrow/
	Preferred Stock - Series A		Preferred Stock - Series B		Common stock		Paid in	Development	Development	Subscription
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Receivables	Total

Balance carried forward	-	$-	-	$-	107,071,888	$12,441,237	$-	$(1,399,577)	$-	$-	$11,041,660

Exercise of Options and Warrants
1997 - $0.25 per share	-	-	-	-	87,836	21,959	-	-	-	-	21,959
1999 - Waived option price $0.14 per share	-	-	-	-	170,000	24,000	-	-	-	-	24,000
Value of Options Issued for Services
1998	-	-	-	-	-	2,336,303	-	-	-	-	2,336,303
1999	-	-	-	-	-	196,587	-	-	-	-	196,587
2001	-	-	-	-	-	-	159,405	-	-	-	159,405
2002	-	-	-	-	-	-	124,958	-	-	-	124,958
2003	-	-	-	-	-	-	295,000	-	-	-	295,000
2004	-	-	-	-	-	-	1,675,000	-	-	-	1,675,000
Other
1994 - Cash contributed	-	-	-	-	-	102,964	-	-	-	-	102,964
1995 - Issuance of common stock option
to satisfy debt restructuring	-	-	-	-	-	20,000	-	-	-	-	20,000
2004 - Issuance of preferred stock and
warrants for cash	12,000	523,334	-	-	350,000	68,845	477,821	-	-	-	1,070,000
2004 - Convertible preferred stock
beneficial conversion dividend	-	-	-	-	-	-	692,199	-	(692,199)	-	-
2005 - Issuance of preferred stock and
warrants for cash	30,000	-	-	-	-	-	-	-	-	-	-
2005 - Reclassification of warrants to
a financial instrument	-	-	-	-	-	-	(2,435,713)	-	-	-	(2,435,713)
Net loss from inception through
December 31, 2005	-	-	-	-	-	-	-	-	(20,148,515)	-	(20,148,515)

Balance at December 31, 2005	42,000	523,334	-	-	107,679,724	15,211,895	988,670	(1,399,577)	(20,840,714)	-	(5,516,392)

Conversion of preferred stock to common stock	(7,580)	(8,722)	-	-	10,242,424	8,722	-	-	-	-	-
Issuance of options for services	-	-	-	-	-	-	67,350	-	-	-	67,350
Issuance of common stock for services
at $0.18 per share	-	-	-	-	435,556	78,400	-	-	-	-	78,400
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	(183,771)	-	(183,771)

Balance at December 31, 2006	34,420	514,612	-	-	118,357,704	15,299,017	1,056,020	(1,399,577)	(21,024,485)	-	(5,554,413)

Issuance of common stock for Global Clean
Energy Holdings, LLC	-	-	-	-	36,540,146	986,584	-	-	-	-	986,584
Issuance of Series B preferred stock for cash,
net of offering costs	-	-	13,000	1,290,735	-	-	-	-	-	-	1,290,735
Conversion of preferred stock to common stock	(5,492)	-	-	-	10,983,521	-	-	-	-	-	-
Share-based compensation from issuance of
options	-	-	-	-	-	-	29,652	-	-	-	29,652
Share-based compensation from issuance of
common stock, $0.027 per share	-	-	-	-	4,357,298	117,647	-	-	-	-	117,647
Amortization of share-based compensation
for common stock held in escrow	-	-	-	-	-	-	510,248	-	-	-	510,248
Release of escrowed shares upon satisfaction
of underlying milestones	-	-	-	-	4,567,518	123,322	(123,322)	-	-	-	-
Adjustment of outstanding shares	-	-	-	-	32,780	-	-	-	-	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	(4,414,884)	-	(4,414,884)

Balance at December 31, 2007	28,928	$514,612	13,000	$1,290,735	174,838,967	$16,526,570	$1,472,598	$(1,399,577)	$(25,439,369)	$-	$(7,034,431)

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception of
			the Development Stage
	For the Years Ended		on November 20, 1991
	December 31,		through
	2007	2006	December 31, 2007
Cash Flows From Operating Activities
Net loss	$(4,414,884)	$(183,771)	$(24,747,170)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign currency transaction loss	296,370	117,501	357,391
Gain on debt restructuring	(485,137)	(607,761)	(2,524,787)
Share-based compensation for services, expenses, litigation, and research and development	3,118,021	145,750	12,342,741
Commitment for research and development obligation	-	1,712,745	2,378,445
Depreciation	10,494	18,386	137,666
Reduction of escrow receivable from research and development	-	-	272,700
Unrealized loss (gain) on financial instrument	147,636	(2,564,608)	(4,717,163)
Interest expense from amortization of disocunt on secured promissory note	250,000	-	250,000
Reduction of legal costs	-	-	(130,000)
Write-off of subscriptions receivable	-	-	112,500
Impairment loss on assets	-	-	9,709
Gain on disposal of assets, net of losses	(258,809)	-	(228,445)
Write-off of receivable	-	317,175	562,240
Note payable issued for litigation	-	-	385,000
Changes in operating assets and liabilities
Accounts receivable	-	-	(7,529)
Prepaid expenses	(51,073)	-	(51,073)
Accounts payable and accrued expenses	678,104	437,803	4,218,012
Net Cash Used in Operating Activities	(709,278)	(606,780)	(11,379,763)
Cash Flows From Investing Activities
Proceeds from disposal of assets	310,000	-	310,000
Increase in deposits	-	-	(51,100)
Purchase of property and equipment	(308,777)	-	(530,111)
Issuance of note receivable	-	-	(313,170)
Payments received on note receivable	-	-	130,000
Net Cash Provided by (Used in) Investing Activities	1,223	-	(454,381)
Cash Flows From Financing Activities
Issuance of common stock, preferred stock, and warrants for cash	1,215,735	-	11,249,580
Contributed equity	-	-	131,374
Proceeds from notes payable and related warrants	350,000	-	1,686,613
Payments on notes payable	(100,000)	-	(901,287)
Proceeds from convertible notes payable	-	-	571,702
Payments on convertible notes payable	-	-	(98,500)
Net Cash Provided by Financing Activities	1,465,735	-	12,639,482
Net Increase (Decrease) in Cash and Cash Equivalents	757,680	(606,780)	805,338
Cash and Cash Equivalents at Beginning of Period	47,658	654,438	-
Cash and Cash Equivalents at End of Period	805,338	47,658	805,338

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,146	$-
Noncash Investing and Financing Activities:
Conversion of preferred stock to common stock	$-	$8,722

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

History

Medical Discoveries, Inc. was incorporated under the laws of the State of Utah on November 20, 1991. Effective as of August 6, 1992, the Company merged with and into WPI Pharmaceutical, Inc., a Utah corporation (“WPI”), pursuant to which WPI was the surviving corporation. Pursuant to the MDI-WPI merger, the name of the surviving corporation was changed to Medical Discoveries, Inc. (“MDI”). MDI’s initial purpose was the research and development of an anti-infection drug know as MDI-P.

On March 22, 2005, MDI formed MDI Oncology, Inc., a Delaware corporation, as a wholly-owned subsidiary to acquire and operate the assets and business associated with the Savetherapeutics transaction, discussed further in Note L. With this transaction, MDI acquired the SaveCream technology and carried on the research and development of this drug candidate. As discussed in Note C, MDI made the decision in 2007 to discontinue further development of these two drug candidates and sell these technologies.

On September 7, 2007, MDI entered into a share exchange agreement pursuant to which it acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, discussed further in Note D. Global Clean Energy Holdings, LLC was an entity that had certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant. With this transaction, MDI commenced the research and development of a business whose purpose will be providing feedstock oil intended for the production of bio-diesel.

On January 29, 2008, a meeting of shareholders was held and, among other things, the name Medical Discoveries, Inc. was changed to Global Clean Energy Holdings, Inc. (the “Company”).

Principles of Consolidation

The consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc. and subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Development Stage Company

The Company has not yet commenced its planned principal operations and is, therefore, considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments maturing in three months or less to be cash equivalents.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents on deposit in excess of federally-insured limits in the aggregate amount of $632,063 at December 31, 2007. The Company has maintained its cash balances at what management considers to be high credit-quality financial institutions.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plantation Development Costs and Equipment

Plantation development costs and equipment are stated at cost. Depreciation of equipment is computed using the straight-line method over the estimated lives of the related assets. Estimated useful lives are 5 years. Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives.

Normal maintenance and repair items are charged to costs and expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in results of operations.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

Revenue Recognition

Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured; and title and the risks and rewards of ownership have transferred to the buyer.

Research and Development

Research and development has been the principal function of the Company. Research and development expense in the accompanying financial statements include certain costs which are directly associated with the Company’s research and development of the Company’s anti-infective pharmaceutical, MDI-P as well as the purchase of the intellectual property assets of Savetherapeutics AG (See Note L) and the exchange of common stock for the trade secrets, know-how, etc. of Global Clean Energy Holdings, LLC (See Note D). These costs amounted to $986,584, $2,026,907 and $8,734,690 for the years ended December 31, 2007 and 2006, and for the period November 20, 1991 (date of inception of the development stage) through December 31, 2007, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income or loss. Foreign currency transactions are primarily undertaken in Euros. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2007 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Basic and Diluted Loss per Share

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, common stock held in escrow, stock options and stock warrants have not been included in the loss per share for 2007 and 2006 as they are anti-dilutive. The potential common shares as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Convertible notes	128,671	128,671
Convertible preferred stock - Series A	57,856,000	114,080,000
Convertible preferred stock - Series B	11,818,181	-
Warrants	31,033,379	38,973,861
Compensation-based stock options and warrants	44,883,000	19,983,000
Common stock held in escrow	22,837,593	-
	168,556,824	173,165,532

As of December 31, 2007, the Company did not have sufficient authorized shares of common stock to meet the commitments it had entered into. There was a stockholders’ meeting on January 29, 2008 and a majority of shareholders voted to increase the authorized number of shares of common stock from 250 million to 500 million, which is now sufficient to meet all of the equity commitments that the Company has entered into.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) using the modified prospective application method. SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, generally no compensation expense was recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provision of SFAS No. 123, Accounting for Stock-Based Compensation.

As a result of adopting SFAS 123(R), compensation expense related to the issuance of common stock, options and compensation-based warrants during the years ended December 31, 2007 and 2006 was recognized in the amounts of $2,131,437 and $67,350, respectively.

Reclassifications

In accounting for discontinued operations, the 2006 balance sheet and statement of operations have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on net loss or stockholders’ deficit for the year ended December 31, 2006.

Recently Issued Accounting Statements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 157 on the financial statements and anticipates that the statement will not have a significant impact on the reporting of its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 159 in 2008. The Company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements. We do not expect that it will have any immediate effect on our financial statements, however, the revised standard will govern the accounting for any future business combinations that we may enter into.

In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

NOTE B — BASIS OF PRESENTATION AND GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss applicable to common shareholders of $4,414,884 during the year ended December 31, 2007, and has incurred losses applicable to common shareholders since inception of the development stage of $25,439,369. The Company has discontinued its former bio-pharmaceutical business. At December 31, 2007, the Company has negative working capital of $7,343,772 and a stockholders’ deficit of $7,034,431. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to meet its cash needs through various means including selling intellectual assets, securing financing, and developing a new business model. The Company has entered into an agreement to sell certain intellectual assets for an aggregate of €4,007,534 (approximately $5,852,000 using December 31, 2007 exchange rates), which consideration is payable in cash and by the assumption of certain of the Company’s outstanding liabilities. In order to fund its operations pending the closing of the asset sale, the Company sold Series B preferred stock in the amount of $1,300,000 and issued a secured promissory note under which the Company borrowed $350,000. The Company is developing a new business operation to participate in the rapidly growing bio-diesel industry. The Company expects to be successful in this new venture, but there is no assurance that its business plan will be economically viable. The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – DISCONTINUED OPERATIONS

During the year ended December 31, 2007, the Board of Directors determined that it could no longer fund the development of its two drug candidates and could not obtain additional funding for these drug candidates. The Board evaluated the value of both of its developmental stage drug candidates. In March 2007, the Board determined that the best course of action was to discontinue further development of these two drug candidates and sell these technologies.

Eucodis Agreement

On March 8, 2007, the Company entered into a binding letter of intent with Eucodis Pharmaceuticals Forschungs und Entwicklungs GmbH, an Austrian company (Eucodis), regarding their intent to proceed with the evaluation, negotiation, and execution of a sale and purchase agreement related to certain assets of the Company. On July 6, 2007, the Company entered into a sale and purchase agreement (the Asset Sale Agreement) with Eucodis, pursuant to which Eucodis agreed to acquire certain assets of the Company in consideration for a cash payment and the assumption by Eucodis of certain indebtedness of the Company. The sale to Eucodis was scheduled to close at the end of January 2008 after our shareholders approved the sale. On January 29, 2008, the shareholders of the Company approved the transaction. Shortly before the scheduled closing, Eucodis informed the Company that it was unable to complete the transaction as agreed because it had insufficient funds and needed to obtain additional financing. On February 29, 2008, Eucodis informed the Company that it was completing an agreement for financing and still desired to complete the transaction for the purchase of the assets. At that time, the Company and Eucodis entered into a letter agreement to sell the assets on substantially the same terms as under the Asset Sale Agreement.

The assets to be acquired by Eucodis pursuant to the Asset Sale Agreement, as modified by the letter agreement, include all of the Company’s right, title and interest in all patents, patent applications, United States and foreign regulatory files and data, pre-clinical study data and anecdotal clinical trial data concerning SaveCream. In addition, at the closing of the sale, the Company will also assign to Eucodis all of its right, title and interest in a co-development agreement with Eucodis, dated as of July 29, 2006, related to the co-development and licensing of SaveCream (including the intellectual property rights acquired in connection with that development) and their rights under certain other contracts relating to SaveCream.

The purchase price to be paid by Eucodis pursuant to the letter agreement for acquiring these assets will be €4,007,534 (approximately $5,852,000 under exchange rates in effect as of December 31, 2007), is comprised of (i) a cash payment of €1,871,337 (approximately $2,732,000 under exchange rates in effect as of December 31, 2007) less $200,000 received in March 2007 under the binding letter of intent, and (ii) Eucodis’ assumption of an aggregate of €2,136,197 (approximately $3,119,000 under exchange rates in effect as of December 31, 2007), constituting specific indebtedness currently owed and other commitments to certain creditors of the Company. In addition, at the closing of the sale, Eucodis will assume (i) all financial and other obligations of the Company under certain contracts to be assigned to Eucodis, and (ii) certain other costs incurred by the Company since February 28, 2007 in connection with preserving the acquired assets for the benefit of Eucodis until closing of the sale.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all revenue and expense for 2007 and prior periods related to the operations of its bio-pharmaceutical business as discontinued operations. For all periods prior to March 2007, the Company has reclassified all revenue and operating expenses to discontinued operations, except for estimated general corporate overhead, because all of its operations related to the discontinued technologies. The assets being sold and the liabilities being assumed in the planned sales have been segregated in the accompanying balance sheets and are characterized as Assets Held for Sale and Current Liabilities Associated with Assets Held for Sale, respectively. Revenues of $200,000 and $800,000 for the years ended December 31, 2007 and 2006, respectively, are included in the loss from discontinued operations. The Company has recorded a gain from the sale of MDI-P of $258,809 during the year ended December 31, 2007, but has not recorded any gain or loss at December 31, 2007 associated with the planned sale of the SaveCream assets. The following table presents the main classes of assets and liabilities associated with the discontinued business.

	December 31,	December 31,
	2007	2006
Assets:
Equipment, net of accumulated depreciation	$-	$61,460

Liabilities:
Current liabilities:
Accounts payable	$412,415	$472,993
Research and development obligation	2,701,555	2,441,445
	$3,113,970	$2,914,438

NOTE D — GLOBAL CLEAN ENERGY HOLDINGS, LLC

Having agreed to discontinue its bio-pharmaceutical operations and dispose of the related assets, the Company considered entering into a number of other businesses that would enable it to be able to provide the shareholders with future value. The Company’s Board of Directors decided to develop a business to produce and sell seed oils, including seed oils harvested from the planting and cultivation of the Jatropha curcas plant, for the purpose of providing feedstock oil intended for the generation of methyl ester, otherwise known as bio-diesel (the “Jatropha Business”). The Company’s Board concluded that there was a significant opportunity to participate in the rapidly growing biofuels industry, which previously was mainly driven by high priced, edible oil-based feedstock. In order to commence its new Jatropha Business, effective September 1, 2007, the Company (i) hired Richard Palmer, an energy consultant, and a member of Global Clean Energy Holdings LLC (“Global”) to act as its new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide it with consulting services related to the development of the Jatropha Business, (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel from Global, and (iv) engaged Corporativo LODEMO S.A DE CV to initiate the Jatropha Business in Mexico.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Exchange Agreement

The Company entered into a share exchange agreement (the Global Agreement) pursuant to which the Company acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, a Delaware limited liability company (Global), on September 7, 2007 from Mobius Risk Group, LLC (Mobius) and from Richard Palmer (Mr. Palmer). Mr. Palmer owns a 13.33% equity interest in Mobius and, as described further in this Note, became the Company’s new President and Chief Operating Officer in September 2007 and its Chief Executive Officer in December 2007. Mobius and Mr. Palmer are considered related parties to the Company. Global is an entity that has certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant, for the purpose of providing feedstock oil intended for the production of bio-diesel. Under the Global Agreement, the Company issued 63,945,257 shares of its common stock for all of the issued and outstanding membership interests of Global. Of the 63,945,257 shares issued under the Global Agreement, 36,540,146 shares were issued and delivered at the closing of the Global Agreement without any restrictions. The remaining 27,405,111 shares of common stock were, however, held in escrow by the Company, subject to forfeiture in the event that certain specified performance and market-related milestones are not achieved. Upon the satisfaction, from time to time, of the operational and market capitalization condition milestones, the restricted shares will be released by the Company from escrow and delivered to the buyers in accordance with the terms and conditions of the Global Agreement. In the event that all of the milestone conditions are not achieved, the restricted shares that have not been released from escrow will be cancelled by the Company and thereafter cease to be outstanding.

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

Of the restricted shares issued under the Global Agreement, 13,702,556 shares will be released from escrow if and when i) certain land lease agreements suitable for the planting and cultivation of Jatropha curcas are executed and ii) certain operation management agreements with a third-party land and operations management company with respect to the management, planting and cultivation of Jatropha curcas are executed. These restricted shares will be held in escrow subject to the satisfaction of these milestones, at which time such shares will be released from escrow and delivered to the sellers. The Company has accounted for these potentially issuable shares as share-based compensation under SFAS No. 123(R) for shares of common stock that contain a performance or service condition. The Company has determined the value of these shares to be $369,969, or $0.027 per share, and is amortizing this compensation over four months, the period of time in which the satisfaction of the operational milestones is expected to be fulfilled that will result in the release of the 13,702,556 shares from escrow. For accounting purposes, shares held in escrow are not considered outstanding, but are deemed to be potential dilutive shares for loss per share calculations. During the year ended December 31, 2007, the Company amortized and recognized $348,388 of share-based compensation related to these shares.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These restricted shares are being held in escrow subject to the satisfaction of these milestones, at which time such shares will be released from escrow and delivered to the sellers. On November 30, 2007, the first of these milestones was met and 4,567,518 shares were released from escrow and delivered to the sellers. The Company has accounted for these potentially issuable shares as share-based compensation under SFAS No. 123(R), for shares of common stock that contain a market condition. The Company has determined the value of these shares to be $369,969, or $0.027 per share, and is amortizing this compensation over the periods of time in which the satisfaction of each of the three market capitalization and trading volume milestones is expected to be fulfilled that will result in the release of the 13,702,555 shares from escrow. The Company estimated these time periods to be approximately three months for the first tranche of stock and two years for the second and third tranches. For accounting purposes, shares held in escrow are not considered outstanding, but are deemed to be potential dilutive shares for loss per share calculations. During the year ended December 31, 2007, the Company amortized and recognized $161,860 of share-based compensation related to these shares.

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

The term of the agreement is twelve (12) months, or until the scope of work under the agreement has been completed. Mobius will supervise the hiring of certain staff to serve in management and operations roles of the Company, or hire such persons to provide similar services as independent contractors. Mobius’ compensation for the services provided under the agreement is a monthly retainer of $45,000. The Company will also reimburse Mobius for reasonable business expenses incurred in connection with the services provided. The agreement contains customary confidentiality provisions with respect to any confidential information disclosed to Mobius or which Mobius receives while providing services under the agreement. Under this agreement, the Company has paid Mobius or accrued $191,547 during the year ended December 31, 2007, of which $40,797 was expensed as compensation to Mobius and $150,750 was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Palmer Employment Agreement

Effective September 1, 2007, the Company entered into an employment agreement with Richard Palmer pursuant to which the Company hired Mr. Palmer to serve as its President and Chief Operating Officer. Mr. Palmer was also appointed to serve as a director on the Company’s Board of Directors to serve until the next election of directors by the Company’s shareholders. Upon the resignation of the former Chief Executive Officer on December 21, 2007, Mr. Palmer also became the Company’s Chief Executive Officer. The Company hired Mr. Palmer to take advantage of his experience and expertise in the feedstock/bio-diesel industry, and in particular, in the Jatropha bio-diesel and feedstock business. The term of employment commenced September 1, 2007 and ends on September 30, 2010, unless terminated in accordance with the provisions of the agreement.

Mr. Palmer’s compensation package includes an annual base salary of $250,000, subject to annual increases based on changes in the Consumer Price Index, and a bonus payment based on Mr. Palmer’s satisfaction of certain performance criteria established by the compensation committee of the Company’s Board of Directors. The bonus amount in any fiscal year will not exceed 100% of Mr. Palmer’s base salary. As of yet, no performance criteria have been established. Mr. Palmer is eligible to participate in the Company’s employee stock option plan and other welfare plans. The Company granted Mr. Palmer an incentive option to purchase up to 12,000,000 shares of its common stock at an exercise price of $0.03 per share (the trading price on the date the agreement was signed). The options vest upon the Company’s achievement of certain market capitalization goals. When the Company’s market capitalization reaches $75 million, the incentive option will vest with respect to 6,000,000 shares. When the Company’s market capitalization reaches $120 million, the incentive option will vest with respect to the remaining 6,000,000 shares. The option expires five years after grant.

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

The Company has accounted for the options under Mr. Palmer’s employment agreement as share-based compensation under SFAS No. 123(R), for options to purchase common stock that contain a market condition. The Company valued these options at $264,000 using the Black-Scholes pricing model. The weighted average fair value of the stock options was $0.022 per share. The weighted-average assumptions used for the calculation of fair value were risk-free rate of 4.21%, volatility of 116%, expected life of five years, and dividend yield of zero. The Company is amortizing this compensation over the period of time in which the satisfaction of each of the two market capitalization milestones is expected to be fulfilled that will result in the vesting of these stock options. The Company currently estimates these time periods to be three years. During the year ended December 31, 2007, the Company amortized and recognized $29,652 of share-based compensation related to these options.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The LODEMO Group will provide the foregoing and other necessary services for a fee primarily based on the number of hectares of Jatropha under cultivation. The Company has agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement has a 20-year term but may be terminated earlier by the Company under certain circumstances. The LODEMO Group will also potentially receive incentive compensation for controlling costs below the annual budget established by the parties, production incentives for increase yield and a sales commission for biomass sales. Under this agreement, the Company has paid the LODEMO Group or accrued $158,028 during the year ended December 31, 2007, all of which was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives.

NOTE E – PLANTATION DEVELOPMENT COSTS AND EQUIPMENT

Plantation development costs and equipment as of December 31, 2007 and 2006 are as follows:

	2007	2006

Plantation development costs	$308,777	$-
Research equipment	-	167,341
Office equipment	1,127	1,127

Total cost	309,904	168,468
Less accumulated depreciation	(563)	(106,219)

Plantation development costs and equipment, net	$309,341	$62,249

Of the balance of equipment at December 31, 2006, $61,460 is carried as Assets Held for Sale in the accompanying Balance Sheet. Depreciation expense was $10,494 and $18,386 for the years ended December 31, 2007 and 2006, respectively. Plantation development costs are not currently being depreciated. Upon completion of the plantation development, those costs will be depreciated over the shorter of the useful life of the related asset or over the term of the lease. The plantation development costs of $308,777 are located in Mexico.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — DEBT

Loan Agreement

In order to fund ongoing operations pending closing of the sale to Eucodis, the Company entered into a loan agreement with, and issued a promissory note in favor of, Mercator Momentum Fund III, L.P. (Mercator). Mercator, along with two other affiliates, owns all of the issued and outstanding shares of the Company’s Series A Convertible Preferred Stock, and is considered a related party to the Company. Pursuant to the loan agreement, Mercator made available to the Company a secured term credit facility in principal amount of $1,000,000. The promissory note initially was due and payable on December 14, 2007. As of December 13, 2007, the Company owed Mercator $250,000 under the loan. Mercator agreed to extend the maturity date of the $250,000 to February 21, 2008. Subsequent to February 2008, the loan was paid down to $200,000 and the maturity date was extended to June 21, 2008. The foregoing loan is secured by a lien on all of the assets of the Company.

Under the loan agreement, interest is payable on the loan at a rate of 12% per annum, payable monthly. In connection with the closing of the loan, the Company agreed to (i) the cancellation of certain warrants to purchase 27,452,973 shares of common stock at $0.1967 per share previously issued to the lender and certain of its affiliates and (ii) the issuance of new warrants to purchase 27,452,973 shares of common stock at $0.01 per share. The new warrants permit the cash-less exercise of the warrants and expire on September 30, 2013. As more fully described in Note G, the warrants that were cancelled were being accounted for as a liability in the accompanying financial statements because the Company was unable to guarantee that there would be enough shares of common stock to settle other “freestanding instruments.” The carrying value of the liability related to these warrants on the date of cancellation was $62,205. The new warrants that were issued in connection with this loan agreement were also characterized as a liability in these financial statements. The fair value of the new warrants was determined to be $691,815, or $0.0252 per share, using the Black-Scholes pricing model. The weighted-average assumptions used for the calculation of fair value were risk-free interest rate of 4.10%, volatility of 123%, expected life of six years, and dividend yield of zero. On the date of issuance, the fair value of the new warrants has been recorded as (i) a discount to the note in the amount of $250,000 and (ii) a charge of $441,815 to “Unrealized Gain (Loss) on Financial Instrument” in the accompanying Consolidated Statement of Operations. The discount to the note was amortized over the original term of the loan agreement from September 7, 2007 to December 14, 2007, and recorded as “interest expense from amortization of discount on secured promissory note” in the amount of $250,000.

Notes Payable

The Company has notes payable to shareholders in the aggregate amount of $56,000 at December 31, 2007 and 2006. The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default. Accrued interest on the notes totaled $72,091 and $65,371 at December 31, 2007 and 2006, respectively.

Convertible Notes Payable

The Company has convertible notes payable to certain individuals in the aggregate amount of $193,200 at December 31, 2007 and 2006. The notes originated in 1996, bear interest at 12%, are unsecured, and are currently in default. Each $1,000 note is convertible into 667 shares of the Company’s common stock. Accrued interest on the convertible notes totaled $225,552 and $202,368 at December 31, 2007 and 2006, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Liability and Gain on Debt Restructuring

On June 10, 2006, the Company entered into an agreement with a former creditor to forgive certain amounts owed. The balance owed before the agreement was $229,066. According to the agreement, $3,975 was paid on the date of the agreement, another $3,975 was paid on August 13, 2006, and $131,116 was forgiven. The remaining balance of $90,000 was to be due and payable immediately upon the Company’s receipt of $1 million in cumulative license revenue from the Company’s drug MDI-P in any human indication. The remaining liability of $90,000 was recorded as Long-Term Liability. As further described in Note C, this liability was extinguished as a result of the sale of MDI-P for less than $1 million. Accordingly, this liability was no longer owed and was written off in 2007. Additionally, as further described in Note K, the Company entered into a settlement agreement with its former chief executive officer during 2007, which resulted in a gain of $395,137 on the settlement of compensation owing to her. As a consequence of these two transactions, the Company recorded gain on debt restructuring in the amount of $485,137 in the accompanying financial statements for the year ended December 31, 2007.

Additionally, in 2006, the company determined $476,645 of previously recorded accrued payroll and payroll taxes had passed their statute of limitations for collection, were written off, and are included in gain on debt restructuring in the accompanying financial statements for the year ended December 31, 2006.

NOTE G — STOCKHOLDERS’ EQUITY

Common Stock

As more fully described in Note D, the Company issued 63,945,257 shares of its common stock for all of the issued and outstanding membership interests of Global Clean Energy Holdings, LLC. Of the 63,945,257 shares issued under the Global Agreement, 36,540,146 shares were issued and delivered at the closing of the Global Agreement without any restrictions and have been recorded in the accompanying financial statements as issued and outstanding. The remaining 27,405,111 shares of common stock were held in escrow by the Company and are not reported in the accompanying financial statements as issued and outstanding, except for 4,567,518 shares which were released on November 30, 2007 after achievement of the related milestones.

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

Series A Convertible Preferred Stock, Warrants and Financial Instrument

During the year ended December 31, 2005, the Company issued an additional 30,000 shares of Series A Convertible Preferred Stock and warrants to purchase 22,877,478 shares of common stock for a total offering price of $3.0 million. The Company incurred $340,000 of offering costs and issued to the placement agent warrants to purchase 1,220,132 shares of common stock exercisable at $0.1967 per share, which were exercisable for a period of three years.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each share of Preferred Stock entitles the holder to convert the share of Preferred Stock into the number of shares of common stock resulting from dividing $100 by the conversion price. The conversion price is 75% of the average of the three lowest intra-day trading prices for the Company’s common stock during the 10 trading days immediately preceding the conversion date. The conversion price may not exceed $0.1967 and has a conversion price floor of $0.05. The warrants are subject to equitable adjustment in connection with a stock split, stock dividend or similar transaction. As originally issued, the warrants entitled the holder to purchase up to 22,877,478 shares of common stock of the Company at $0.1967 per share and were to expire three years after the date of issuance.

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

The conversion feature of the Series A Convertible Preferred Stock has more of the attributes of an equity instrument than of a liability instrument, and thus was not considered a derivative. However, at the time of issuance, the Company was unable to guarantee that there would be enough shares of stock to settle other “freestanding instruments.” Accordingly, all of the warrants attached to the convertible preferred stock were measured at their fair value and recorded as a liability in the financial statements. As of December 31, 2007, the Company did not have enough authorized shares to settle their “freestanding instruments”. For these same reasons, all other warrants and options outstanding on March 11, 2005 or issued during the remainder of 2005 and through 2007 (except for stock options issued to employees) were measured at their fair value and recorded as additional liability in the financial statements.

At December 31, 2006, the fair value of the financial instrument was $294,988 based on a Black-Scholes calculation with the weighted-average assumptions for volatility of 138%, risk-free interest rate of 5.0%, an expected life of one year, and a dividend yield of zero. The change in fair value was recorded as “unrealized gain on financial instrument” in the accompanying Consolidated Statement of Operations of $2,564,608 for the year ended December 31, 2006. During the year ended December 31, 2007, the Company remeasured the fair value of the outstanding warrants. At December 31, 2007, the fair value was determined to be $2,166,514 based on a Black-Scholes pricing calculation with the weighted-average assumptions for volatility of 136%, a risk-free interest rate of 3.7%, an expected life of 7.3 years, and a dividend yield of zero. For the year ended December 31, 2007 the Company has recorded an unrealized loss on financial instrument of $147,636. On January 29, 2008, the shareholders of the Company approved an increase in the number of authorized shares of common stock from 250 million to 500 million. Consequently, as the result of this amendment to the Company’s Articles of Incorporation, the Company would then be able to settle all ‘freestanding instruments”. Accordingly, the Company will reclassify the liability, characterized in the accompanying financial statements as “Financial Instrument”, in the amount of $2,166,514, to equity in January 2008.

In January 2006, the preferred stockholders converted 200 shares of Series A Preferred Stock into 242,424 shares of common stock at a conversion price of $.0825 per share. The preferred stock had an assigned value of $8,722, which was reclassified to common stock at the date of conversion. During May 2006, the preferred stockholders converted 7,380 shares of Series A Preferred Stock into 10,000,000 shares of common stock at a conversion price of $.0738 per share. The preferred stock did not have any assigned value due to all the proceeds being assigned to the financial instrument liability. In September 2007, the preferred stockholders converted 5,492 shares of Series A Preferred Stock into 10,983,521 shares of common stock at a conversion price of $0.05 per share. This preferred stock also did not have any assigned value.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mercator Momentum Fund, LP; Monarch Pointe Fund, Ltd.; and Mercator Momentum Fund III, LP, each a private investment entity (collectively, the MAG Funds) are the preferred stockholders who purchased all of the shares of the Company’s Series A Preferred Convertible Stock in 2004 and in 2005. In connection with the 2005 investment, the Company had agreed to eliminate the conversion price floor of the Series A Stock. The Company failed to file an amendment to the Series A Stock Certificate of Designations of Preferences and Rights for the Series A Stock that would have eliminated the conversion price floor. Accordingly, in connection with an intended conversion of some of their Series A Stock in September 2007, the MAG Funds were required to convert Series A Stock at a conversion price higher than the price that would have applied if the Amendment had been filed as agreed.

On October 22, 2007, the Company executed and entered into a Release and Settlement Agreement (the Release Agreement), with the MAG Funds to settle all losses and damages that MAG may have suffered, and may hereafter suffer, as result of the Company’s failure to file the amendment to the Series A Stock Certificate of Designations of Preferences and Rights for the Series A Stock. Pursuant to the Release Agreement, the Company issued to the MAG Funds a ten-year warrant to acquire up to 17,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share, expiring October 17, 2017. The initial warrant price is subject to adjustments in connection with (i) the Company’s issuance of dividends in shares of Common Stock, or shares of Common Stock or other securities convertible into shares of Common Stock without consideration, (ii) any cash paid or payable to the holders of Common Stock other than as a regular cash dividend, and (ii) future stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting common stockholders. The issuance of the warrant has been accounted for as share-based compensation in the amount of $1,181,890 based on a Black-Scholes pricing calculation with the assumptions for volatility of 141.5%, a risk-free interest rate of 4.57%, an expected life of 10 years, and a dividend yield of zero. The fair value of the warrant has been included in the liability for the financial instrument.

The warrant issued to the MAG Funds contain beneficial ownership limitations, which preclude the MAG Funds from exercising its warrant if, as a result of such conversion or exercise, the MAG Funds would own beneficially more than 9.99% of the Company’s outstanding common stock then outstanding. Pursuant to the Release Agreement, the MAG Funds released the Company from any and all claims, past, present or future, relating to the losses or the Company’s failure to file the amendment. In addition, MAG has agreed not to pursue litigation against the Company in connection with the losses or the Company’s failure to file the amendment.

Series B Preferred Stock

In order to obtain additional working capital, on November 6, 2007, the Company entered into a Securities Purchase Agreement with two accredited investors, pursuant to which the Company sold a total of 13,000 shares of our newly authorized Series B Convertible Preferred Stock (“Series B Shares”) for an aggregate purchase price of $1,300,000, less offering costs of $9,265. Each share of the Series B Shares has a stated value of $100. The Company collected $1,225,000 of the proceeds from the sales of the Series B Preferred Stock in 2007. The remaining proceeds of $75,000 were collected in February 2008, and are reflected as a subscription receivable in the accompanying Balance Sheet at December 31, 2007.

The Series B Shares may, at the option of each holder, be converted at any time or from time to time into shares of our common stock at the conversion price then in effect. The number of shares into which one Series B Share shall be convertible is determined by dividing $100 per share by the conversion price then in effect. The initial conversion price per share for the Series B Shares is $0.11, which is subject to adjustment for certain events, including stock splits, stock dividends, combinations, or other recapitalizations affecting the Series B Shares.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each holder of Series B Shares is entitled to the number of votes equal to the number of shares of our common stock into which the Series B Shares could be converted on the record date for such vote, and shall have voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. In the event of our dissolution or winding up, each share of the Series B Shares is entitled to be paid an amount equal to $100 (plus any declared and unpaid dividends) out of the assets of the Company then available for distribution to shareholders; subject, however, to the senior rights of the holders of Series A Preferred Stock.

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

NOTE H — INCOME TAXES

Income taxes are provided for temporary differences between financial and tax bases of assets and liabilities. The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2007 and 2006:

	2007	2006

Federal income tax benefit at statutory rate of 34%	$1,501,000	$62,000
State income tax, net of federal benefit	265,000	11,000
Unrealized gain (loss) on financial instrument	(59,000)	1,026,000
Share-based compensation, net	(764,000)	-
Adjustment of operating loss carryforwards	1,463,000	-
Other differences	(1,000)	-
Change in valuation allowance	(2,405,000)	(1,099,000)

	$-	$-

The components of deferred tax assets and liabilities are as follows at December 31, 2007 and 2006, using a combined deferred income tax rate of 40%:

	2007	2006

Net operating loss carryforward	$10,106,000	$7,684,000
Research and development credits	80,000	80,000
Share-based compensation	714,000	673,000
Accrued compensation	373,000	436,000
Accumulated depreciation	-	(5,000)
Valuation allowance	(11,273,000)	(8,868,000)

Net deferred tax asset	$-	$-

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

       The Company has available net operating losses of approximately $25,000,000 which can be utilized to offset future earnings of the Company. The Company also has available approximately $80,000 in research and development credits which expire in 2008. The utilization of the net operating losses and research and development credits are dependent upon the tax laws in effect at the time such losses can be utilized. The loss carryforwards expire between the years 2008 and 2027. Should the Company experience a significant change of ownership, the utilization of net operating losses could be reduced.

NOTE I – CONSULTING AGREEMENTS

In February 2007, the Company engaged the Emmes Group, a consulting firm, to assist it in resolving its financial issues, to obtain advice regarding any strategic alternatives that may be available to it, and to prevent the Company from losing all of its assets in bankruptcy. The Executive Vice President and Managing Director of the Emmes Group was appointed to be a director of the Company in August 2007. During the past several months, the Company has explored a number of transactions that would (i) prevent the Company’s shareholders from losing their entire investment in the Company and (ii) enable the Company to repay some of its currently outstanding debts and liabilities. The consulting agreement has a term of one year. As compensation for its services, the consultant is to receive $15,000 per month plus a warrant to purchase 5,000,000 shares of the Company’s common stock. The warrant has an exercise price of $0.03 per share, contains a cash-less exercise provision, and expires ten years from date of issue. The Company valued this warrant at $146,000 using the Black-Scholes pricing model. The weighted average fair value of the stock options was $0.0292 per share. The weighted-average assumptions used for the calculation of fair value were risk-free interest rate of 4.84%, volatility of 134%, expected life of ten years, and dividend yield of zero. The fair value of the warrant was expensed as share-based compensation on the date of issue. The fair value of the warrant has been included in the liability for the financial instrument.

In February 2007, the Company entered into another consulting agreement with an individual to assist it in the preparation of financial statements and reporting to the SEC. The consulting agreement had a term of one year. As compensation for its services, the consultant was to receive $10,000 per month plus a warrant to purchase 5,000,000 shares of the Company’s common stock. The warrant has an exercise price of $0.03 per share, contains a cash-less exercise provision, and expires ten years from date of issue. The Company valued this warrant at $146,000 using the Black-Scholes pricing model. The weighted average fair value of the stock options was $0.0292 per share. The weighted-average assumptions used for the calculation of fair value were risk-free interest rate of 4.84%, volatility of 134%, expected life of ten years, and dividend yield of zero. The fair value of the warrant was expensed as share-based compensation on the date of issue. The fair value of the warrant has been included in the liability for the financial instrument. This consulting agreement was terminated in May 2007. Since the consulting agreement was terminated prior to its expiration date, the Company’s obligations under the consulting agreement, if any, for the period after the termination date are unclear. No demand for any additional compensation has been made against the Company under the consulting agreement.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE J – STOCK OPTIONS AND WARRANTS

Stock Options and Compensation-Based Warrants

  The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance thereunder. As more fully described in Notes D, G, and I, the Company has issued stock options and compensation-based warrants during the year ended December 31, 2007 to acquire 39,000,000 million shares of the Company’s common stock. During the year ended December 31, 2007, as more fully described in Note K, the Company canceled an option to acquire 14,000,000 shares of common stock pursuant to a settlement agreement with the Company’s former chief executive officer. During the year ended December 31, 2006, the Company granted a stock option to a former officer and director. The option was for 500,000 shares exercisable at $0.25 per share through December 31, 2010. The option was fully vested on January 1, 2006. No income tax benefit has been recognized for share-based compensation arrangements and no compensation cost has been capitalized in the balance sheet.

A summary of the status of options and compensation-based warrants at December 31, 2007 and 2006, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2006	19,483,000	$0.04
Granted	500,000	0.25
Expired	(100,000)	0.50

Outstanding at December 31, 2006	19,883,000	$0.05
Granted	39,000,000	0.02
Cancelled	(14,000,000)	0.02

Outstanding at December 31, 2007	44,883,000	$0.03	7.6 years	$790,000

Exercisable at December 31, 2007	32,883,000	$0.03	8.6 years	$670,000

At December 31, 2007, 80,000 of the options outstanding have no stated contractual life. The fair value of each stock option grant and compensation-based warrant is estimated on the date of grant or issuance using the Black-Scholes option pricing model. The weighted-average fair value of stock options and compensation-based warrants issued during the year ended December 31, 2007 was $0.045. The weighted-average assumptions used for options granted and compensation-based warrants issued during the year ended December 31, 2007 were risk-free interest rate of 4.5%, volatility of 132%, expected life of 8.5 years, and dividend yield of zero. The weighted- average fair value of stock options granted during the year ended December 31, 2006 was $0.13. The weighted-average assumptions used for options granted during the year ended December 31, 2006 were risk-free interest rate of 4.3%, volatility of 152%, expected life of 5 years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation from all sources recorded during the years ended December 31, 2007 and 2006 was $2,131,437 and $145,750, respectively. Share-based compensation has been included in the accompanying Consolidated Statements of Operations as follows:

Period Reported	General and Administrative Expense	Loss from Discontinued Operations	Total

Year ended December 31, 2007	$2,014,637	$116,800	$2,131,437
Year ended December 31, 2006	-	145,750	145,750

As of December 31, 2007, there is approximately $464,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 2.1 years.

Stock Warrants

A summary of the status of the warrants granted at December 31, 2007 and 2006, and changes during the years then ended is presented in the following table:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at January 1, 2006	40,923,861	$0.23
Issued	-	-
Expired	(1,950,000)	1.00

Outstanding at December 31, 2006	38,973,861	$0.19
Issued	29,161,157	0.01
Cancelled	(29,161,157)	0.20
Expired	(7,940,482)	0.15

Outstanding at December 31, 2007	31,033,379	$0.02

NOTE K — RELEASE AND SETTLEMENT AGREEMENT WITH CHIEF EXECUTIVE OFFICER

On August 31, 2007, the Company entered into a Release and Settlement Agreement with Judy Robinett, the Company’s then-current Chief Executive Officer, pursuant to which Ms. Robinett agreed to continue to act as the Company’s transitional Chief Executive Officer. Under the agreement, Ms. Robinett agreed to, among other things, assist the Company in the sale of its legacy assets, complete the preparation and filing of the delinquent reports to the Securities and Exchange Commission (the SEC) that related to the periods prior to the appointment of Mr. Palmer, and provide certain shareholder and creditor related services. Upon the completion of the foregoing matters, in particular the filing of the delinquent reports to the SEC, Ms. Robinett was to resign, and Mr. Palmer was to thereafter assume the office of Chief Executive Officer. Under the agreement, Ms. Robinett agreed to (i) forgive her potential right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share. In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the foregoing stock options, and settlement of other issues, the Company agreed to (a) pay Ms. Robinett $500,000 upon the receipt of the Eucodis cash payment under the agreement to sell the SaveCream Assets, (b) pay Ms. Robinett a commission of fifteen percent of the gross proceeds received by the Company from the sale of the MDI-P asset, (c) pay Ms. Robinett $20,833 in monthly salary for serving as transitional Chief Executive Officer of the Company during the period from April 1, 2007 until the effective date of her resignation, and (d) permit Ms. Robinett to retain some of her previously granted incentive stock options in such an amount allowing her to purchase up to two million shares of common stock, which options shall continue to have the same terms and conditions as currently in existence, including an option price of $0.01 per share and expiration date of December 31, 2112. Pursuant to this agreement, Ms. Robinett resigned on December 21, 2007. As a consequence of the settlement agreement, the Company i) has recorded a gain on the settlement of debt of $395,137, representing the difference between Ms. Robinett’s accrued compensation and the settlement amount of $500,000, and ii) has cancelled her option to purchase 14,000,000 shares of common stock.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE L — OTHER SIGNIFICANT TRANSACTIONS RELATED TO DISCONTINUED OPERATIONS

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

The purchase price of the Assets was €2,350,000 (approximately $3.4 million under December 31, 2007 exchange rates), payable as follows: €500,000 at closing, €500,000 (approximately $665,700 on the date of the transaction) upon conclusion of certain pending transfers of patent and patent application rights from formestane cream’s inventors to the Company, and the remaining €1,350,000 ($1,971,000 using December 31, 2007 exchange rates) upon successful commercialization of the Assets.

The pending transfers of patent and patent application rights have not occurred as of December 31, 2007. The Company has deemed the transfers are reasonably likely to occur due to existing contractual commitments of the inventors and the reasonably likely success of the Company’s action in German court proceeding to affect these transfers. Accordingly, the Company has recorded the second €500,000 payment as a research and development obligation in these financial statements.

In July 2006 the Company entered into a co-development and license agreement with Eucodis Forschungs-und Entwicklungs GmbH (Eucodis), which provides for up-front licensing fees and milestone payments in excess of the €1,350,000 threshold for successful commercialization of the Assets. Accordingly, in the year ended December 31, 2006 the Company recorded the final €1,350,000 purchase price payment as research and development obligation in the accompanying financial statements. Consistent with the Company’s conclusion that no business had been acquired in connection with the purchase of the Assets, the charge has been reflected as a research and development expense in the accompanying financial statements. During the years ended December 31, 2007 and 2006, the Company recognized revenue of $200,000 and $800,000, respectively, from the co-development and license agreement, which amounts are included in Loss from Discontinued Operations in the accompanying Consolidated Statements of Operations.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note receivable and R&D agreement

On July 15, 2005, the Company entered into an Assignment of Patent, Participation and Research and Development Agreement (the "Agreement") with the inventor of the Company’s SaveCream lead drug candidate.  The terms of the Agreement included the Company granting a €500,000 non-interest bearing loan to the inventor.  The loan was secured by profits expected to be received by the inventor resulting from the inventor's 6% ownership interest in MDI Oncology, Inc., a wholly-owned subsidiary of the Company.  The Agreement also included a consulting agreement for the inventor to perform research and development work.  The consulting fee was €10,000 (approximately $14,600 under December 31, 2007 exchange rates) per month, under which the Company paid €60,000 (approximately $87,600 under December 31, 2007 exchange rates).

On October 27, 2006 the Company and the inventor amended the Agreement. In exchange for certain intellectual property rights, the amended agreement (i) terminated the balance of the non-interest bearing loan (€250,000) not already advanced to the inventor under the terms of the earlier July 15, 2005 agreement, (ii) terminated the consulting agreement requiring the inventor to perform certain research and development work and the fee-for-service payments anticipated to be made by the Company, and (iii) cancelled the inventor's 6% ownership interest in MDI Oncology, Inc.  The amended agreement further stipulated that the €250,000 already advanced to the inventor in two installments of €100,000 and €150,000, respectively, as a non-interest bearing loan under the July 15, 2005 agreement (the "Loan"), would be secured by 2,301,000 warrants (the "Warrant") for the Company’s common stock issuable to the inventor upon conclusion of certain pending transfers of patent and patent application rights to the Company.  The Warrant would have a strike price of $0.001 per share and a 10 year expiration date.  The Warrant would be issued to the inventor upon transfer of all intellectual property rights related to the SaveCream lead drug candidate.  As of December 31, 2006, these intellectual property rights were not transferred.  At December 31, 2006, the subject patents had yet to be transferred, and the principal amount of the Loan outstanding was €250,000 (approximately $365,000 under December 31, 2007 exchange rates).  During the year ended December 31, 2006, the Company provided in the accompanying financial statements an allowance of the full amount related to collectibility of this note receivable.

NOTE M — RELATED PARTY BALANCES

At December 31, 2007 and 2006, the Company had accrued payroll and payroll taxes to current and former officers, employees, and directors totaling $950,971 and $1,184,264 for services performed and costs incurred in behalf of the Company, including $583,332 and $836,804, respectively, to the Company’s former President and Chief Executive Officer, and $77,750 and $75,500, respectively, to the Company’s former controller. As further discussed in Note K, the Company has entered into a Release and Settlement Agreement with the former President and Chief Executive Officer which, among other things, provides for the settlement of amounts due to her.

Other disclosures of related party transactions are included in Notes D, F, G, and I to these Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls.

Our management evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Based on that evaluation, we have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a small public company in the development stage of our new Jatropha Business, with no current revenues and only three employees. In addition, to date, we have outsourced all of our accounting and bookkeeping functions to a third-party accounting firm.

Management's Report On Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

As of the end of the period covered by this annual report, we have concluded that our internal controls over financial reporting are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The evaluation of our internal controls over financial reporting was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Limitations on the Effectiveness of Internal Controls. Our management does not expect that our internal control over financial reporting will necessarily prevent all fraud and material error. Our internal controls over financial reporting are designed to provide reasonable assurance of achieving our objectives. We have concluded that our internal controls over financial reporting are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. In September 2007, we determined that there were internal control deficiencies. As a result, under the direction of the Audit Committee, management developed and implemented the following additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately, including the following:

•	We retained Gilderman, Garabedian & Flummerfelt, LLP, an independent accounting firm, to manage our day-to-day internal accounting functions;

•
We retained Osborne, Robbins & Buhler, PLLC, an independent accounting firm, to assist us with the preparation of our financial reports to be included in our periodic reports required to be filed under the Act;

•	We consolidated all or our record keeping and accounting functions in our Los Angeles office;

•	We developed and implemented improved accounting and management financial reporting policies and procedures;

•	We hired ADP, Inc., an outside payroll service, to process all payrolls and make the required payroll withholding deductions and deposits; and,

•	We implemented additional banking procedures and imposed additional pre-approval authorization policies.

Management believes that, with the additional measures we have adopted since October 1, 2007, and given the limited nature of our operations and small number of employees at this time, our system of internal controls, disclosure controls and procedures is adequate to provide reasonable assurance that the information required to be disclosed in our interim and annual reports is recorded, processed, summarized, and accurately reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Board of Directors, the Audit Committee, management, including our certifying officers, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding our executive officers and directors.

Name	Age	Title

David R. Walker	63	Chairman of the Board of Directors and Treasurer

Richard Palmer	47	President, Chief Executive Officer, Chief Financial Officer and Director

Eric J. Melvin	44	Director and Secretary

Martin Schroeder	54	Director

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

Richard Palmer

Richard Palmer was appointed as our President and Chief Operating Officer in September 2007, and has been a member of the Board of Directors since September 2007. On December 21, 2007 Mr. Palmer also became our Chief Executive Officer. Mr. Palmer has over 25 years of hands-on experience in the energy field, holding senior level management positions with a number of large engineering, development, operations and construction companies. He is a co-founder of Mobius Risk Group, LLC, an energy risk advisory services consulting company, and was a principal and Executive Vice President of that consulting company from January, 2002 until September 2007. From 1997 to 2002, Mr. Palmer was a Senior Director at Enron Energy Services. Prior thereto, from 1995 to 1996 Mr. Palmer was a Vice President of Bentley Engineering, and a Senior Vice President of Southland Industries from 1993 to 1996. Mr. Palmer received his designation as a Certified Energy Manager in 1999, holds two Business Management Certificates from University of Southern California’s Business School, and is an active member of both the American Society of Plant Biologists and the International Tropical Farmers Association.

Eric J. Melvin

Eric Melvin was elected to our Board of Directors in September 2007 and was appointed as our Secretary in October 2007. Mr. Melvin is a co-founder of Mobius Risk Group, LLC, and has been its Chief Executive Officer since January 2002. He has extensive commodity trading and marketing experience including: natural gas (physical and financial), power, crude products, coal, weather, fixed income and foreign exchange, as well as a strong track record of developing and managing profitable energy trading, marketing and origination groups. Eric has established trading processes and risk guidelines and has selected and implemented financial and physical trading systems. He received his BGS (Bachelor of Graduate Studies) from the University of Michigan, Ann Arbor and a J.D. from University of Detroit, School of Law.

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

Based solely on information provided to us by our officers and our review of copies of reporting forms received by us, we believe that during fiscal year ended December 31, 2007, our officers and directors complied with the filing requirements under Section 16(a).

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our principal executive officers, principal financial officer or controller, or persons performing similar functions (“Code of Ethics”). The text of the Code of Ethics was filed as an exhibit to a prior Annual Report.

Board Committees

During fiscal 2007, the Board of Directors maintained an Audit Committee. The Board of Directors does not currently have a Compensation Committee or a Nominating Committee, but intends to establish these committees in 2008.

The Audit Committee meets periodically with management and with our independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements. The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. As of December 31, 2007, Mr. Walker and Mr. Schroeder constituted all of the members of the Audit Committee. Mr. Walker is a non-employee director and independent as defined under the Nasdaq Stock Market’s listing standards. Mr. Schroeder is a principal of The Emmes Group, a consulting firm that has provided consulting services to us from February 2007 to January 2008 and has earned $180,000 in consulting fees from us during that period. Accordingly, Mr. Schroeder is not an independent member of the Audit Committee as defined under the Nasdaq Stock Market’s listing standards. Each of the members of the Audit Committee has significant knowledge of financial matters to be deemed to be an “audit committee financial expert” of the Audit Committee. Although Mr. Schroeder is not independent as defined under the Nasdaq Stock Market’s listing standards, due to Mr. Schroeder’s experience and because our stock is not currently listed on any of the Nasdaq markets, our Board of Directors has determined that he can competently perform the functions required of him as a member of the Audit Committee. The Audit Committee met 10 times in 2007 in connection with filing our Annual Report for the period ended December 31, 2006, and our subsequent Quarterly Reports on Form 10-QSB. The Audit Committee operates under a formal charter that governs its duties and conduct.

ITEM 10.     EXECUTIVE COMPENSATION.

Director Compensation. Our Board of Directors previously adopted a plan pursuant to which directors who are not officers of this company are entitled to receive $1,000 per meeting attended in person and are entitled to an annual grant of $50,000 of shares of our common stock. Directors, however, are entitled to receive compensation for services unrelated to their service as a director to the extent that they provide such unrelated services to the Company. See “Related Party Transactions” below.

Summary Compensation Table. The following table sets forth certain summary information concerning compensation paid by this company to all persons who acted as our Chief Executive Officer (the “Named Executive Officer”) at any time during the year ended December 31, 2007. No other executive officer received a total annual salary and bonus in excess of $100,000 during the year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Other Annual Compensation		Securities Underlying Options (#)
Judy M. Robinett	2007	$275,000	$46,500			—
Chief Executive Officer(1)	2006	$350,000	—			—
	2005	$322,500	—			—

Richard Palmer
President, Chief Executive Officer, and Chief Operating Officer(2)	2007	$83,333		$7,800	(3)	12,000,000	(4)

(1)	Ms. Robinett served as Chief Executive Officer until December 21, 2007.
(2)	Mr. Palmer became the Chief Executive Officer on December 21, 2007.
(3)	Represents payments made for Mr. Palmer’s for health and other insurance benefits
(4)
Represents a five-year option to purchase 12,000,000 shares of our common stock granted on August 30, 2007 at an exercise price of $0.03 per share (the closing price of our stock on the date of grant). The options are subject to various vesting provisions.

Option Grants. The following table contains information concerning grants of stock options during the fiscal year ended December 31, 2007 by us to the Named Executive Officers. We have not granted any stock appreciation rights.

Option Grants in Fiscal Year Ended December 31, 2007

Individual Grants
Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees In Fiscal Year	Exercise Price	Market Price on Date of Grant	Expiration Date
Richard Palmer	12,000,000	100%	$0.03	$0.03	August 30, 2012

Aggregate Options. The following table sets forth the number and value of unexercised options held by the Named Executive Officers as of December 31, 2007. There were no exercises of options by the Named Executive Officer in fiscal year 2007.

Aggregated Option/SAR Exercises in Fiscal Year Ended December 31, 2007
and FY-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2007 (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2007 ($) Exercisable/Unexercisable
Richard Palmer	—	—	0/12,000,000	$0/$120,000
Judy M. Robinett	—	—	2,000,000 / 0	$60,000/$0

During the fiscal year ended December 31, 2007, we did not adjust or amend the exercise price of stock options awarded to the Named Executive Officers.

Employment Agreement

On September 7, 2007, we entered into an employment agreement with Richard Palmer pursuant to which we hired Richard Palmer to serve as our President and Chief Operating Officer. Mr. Palmer was also appointed to serve as director on our Board of Directors to serve until the next election of directors by our shareholders. Pursuant to Mr. Palmer’s employment agreement, effective December 21, 2007, following Ms. Robinett’s resignation as our Chief Executive Office, Mr. Palmer became our Chief Executive Officer. We hired Richard Palmer to take advantage of his experience and expertise in the feedstock/bio-diesel space, and in particular, in the Jatropha bio-diesel and feedstock business.

Under our employment agreement with Mr. Palmer, we granted Mr. Palmer an incentive option to purchase up to 12,000,000 shares of our common stock at an exercise price of $0.03 (the trading price on the date the agreement was signed). The stock options vest subject to our achievement of certain market capitalization goals. The option expires after five years. In addition, Mr. Palmer’s compensation package includes a base salary of $250,000, and a bonus payment contingent on Mr. Palmer’s satisfaction of certain performance criteria, which will not exceed 100% of Mr. Palmer’s base salary. The term of employment commenced September 1, 2007 and ends on September 30, 2010.

Judy Robinett Employment and Resignation Agreements

On April 1, 2005, we entered into a 3-year employment agreement with Judy Robinett pursuant to which Ms. Robinett agreed to serve as our Chief Executive Officer for an annual salary of $350,000 plus annual bonus. As of the effective date of employment agreement, Ms. Robinett already held options giving her the right to purchase 16,000,000 shares of our common stock.

On August 31, 2007, we entered into a release and settlement agreement (effective as of September 7, 2007) (“the Release and Settlement Agreement”) with Judy Robinett, our then current Chief Executive Officer, pursuant to which Ms. Robinett agreed to continue to act as our transitional Chief Executive Officer. Ms. Robinett also acted as our interim Chief Financial Officer. Under the agreement, Ms. Robinett agreed to, among other things, assist us in the sale of our legacy bio-pharmaceutical assets, complete the preparation and filing of the delinquent SEC Reports that related to the periods prior to the date of the agreement, deal with our creditors and handle our creditor issues, and to assist in maintaining our relations with our shareholders. Effective December 21, 2007, upon the completion of the foregoing matters, Ms. Robinett resigned as our Chief Executive Officer and from our Board, and Mr. Palmer became our Chief Executive Officer.

Under the release and settlement agreement, Ms. Robinett agreed to (i) forgive her right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share. In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the foregoing stock options, and settlement of other issues, we agreed to (a) pay Ms. Robinett $500,000 upon the receipt of a certain cash payment from Eucodis for the sale of our SaveCream rights under the SaveCream Asset Sale Agreement, (b) pay Ms. Robinett a commission of fifteen percent (15%) of the gross proceed we receive from the sale of the MDI-P drug, (c) pay Ms. Robinett $20,833 per month in salary and benefits for serving as our Chief Executive Officer during the period from April 1, 2007 until the date of her resignation according to terms of the Release and Settlement Agreement, and (d) permitted Ms. Robinett to retain some of her previously granted incentive stock options in such an amount allowing her to purchase up to two million (2,000,000) shares of common stock, which options shall continue to have the same terms and conditions as currently in existence, including an option price of $0.01 per share and expiration date of December 31, 2112.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information regarding persons known by us to beneficially own, as defined by Rule 13d-3 under the Securities Exchange Act of 1934, more than 5% of Common Stock as of December 31, 2007, based solely on information regarding such ownership available in filings by such beneficial owners with the SEC on Schedules 13D and 13G. The following table also sets forth information regarding beneficial ownership of Common Stock as of December 31, 2007, by our Directors and Judy Robinett, our Chief Executive Officer until December 21, 2007, and by the Directors and the Named Executive Officers as a group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class
Certain Beneficial Owners:

Mercator Momentum Fund, LP 555 S. Flower St., Suite 4500 Los Angeles, CA 90071	46,861,109	(3)(13)	19.16%
Mercator Momentum Fund III, LP 555 S. Flower St., Suite 4500 Los Angeles, CA 90071	44,588,559	(4)(13)	18.41%
Monarch Pointe Fund, Ltd. 555 S. Flower St., Suite 4500 Los Angeles, CA 90071	34,002,509	(5)(13)	14.9%
David Firestone 555 S. Flower St., Suite 4500 Los Angeles, CA 90071	125,452,177	(6)(13)	38.83%
Mobius Risk Group, LLC Three Riverway, Suite 1700 Houston, Texas 77056	54,810,220	(7)	27.7%

Directors/Named Executive Officers:

Judy M. Robinett	2,030,000	(8)	1.0%
Richard Palmer	9,135,037	(9)	4.6%
David R. Walker	1,153,539	(10)	*
Eric J. Melvin Three Riverway, Suite 1700 Houston, Texas 77056	54,810,220	(11)	27.7%
Martin Schroeder 92 Natoma Street, Suite 200 San Francisco, California 94105	5,000,000	(12)	2.5%

All Named Executive Officers and Directors as a group (5 persons)	72,128,796		35.1%

* Less than 1%
(1) Unless otherwise indicated, the business address of each person listed is c/o Global Clean Energy Holdings, Inc., 6033 W. Century Blvd, Suite 1090, Los Angeles, California.
(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of December 31,, 2007.
(3) Includes 18,638,877 shares that may be acquired upon the exercise of currently exercisable warrants, and 17,430,000 shares of common stock issuable upon conversion of 8,715 shares of Series A convertible preferred stock based on an assumed conversion price of $0.05, which is the minimum price at which such shares of Series A convertible preferred stock can be converted.
(4) Includes 20,100,884 shares that may be acquired upon the exercise of currently exercisable warrants, and 20,590,000 shares of common stock issuable upon conversion of 10,295 shares of Series A convertible preferred stock based on an assumed conversion price of $0.05, which is the minimum price at which such shares of Series A convertible preferred stock can be converted.
(5) Includes 10,403,095 shares that may be acquired upon the exercise of currently exercisable warrants, and 19,834,000 shares of common stock issuable upon conversion of 9,917 shares of Series A convertible preferred stock based on an assumed conversion price of $0.05, which is the minimum price at which such shares of Series A convertible preferred stock can be converted.

(6) David Firestone is the managing member of MAG Capital, LLC, a California limited liability company (“MAG”). Mercator Momentum Fund, LP, and Mercator Momentum Fund III, LP, are private investment limited partnerships organized under California law. The general partner of each fund is MAG. Monarch Pointe Fund, Ltd. is a corporation organized under the laws of the British Virgin Islands. MAG controls the investment of Monarch Pointe Fund, Ltd.
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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Emmes Consulting Agreement

On February 1, 2007, we entered into a 12-month consulting agreement (the “Emmes Agreement”) with Emmes Group Consulting LLC (“Emmes”) pursuant to which we engaged Emmes to assist with developing an overall strategic business plan and recapitalization strategy for our company. As compensation for its services, Emmes received a consulting fee of $15,000 per month plus a warrant to purchase 5,000,000 shares of our common stock. The warrant vested as of February 1, 2007, has an exercise price of $0.03 per share, contains a cashless exercise provision, and expires ten years from date of issue. On January 31, 2008, the Emmes Agreement expired in accordance with its terms.

Martin Schroeder, one of our directors, is currently the Executive Vice-President and Managing Director of Emmes.

Loan Agreement

In order to fund its operations pending the closing of the SafeCream Asset Sale Agreement, on September 7, 2007, we entered into a loan and security agreement (“Loan Agreement”) with Mercator Momentum Fund III, L.P., a California limited partnership and one of our principal shareholders. The lender and its affiliates currently own all of the issued and outstanding shares of our Series A Convertible Preferred Stock.

Pursuant to the Loan Agreement, Mercator Momentum Fund III, L.P. agreed to make available to us a secured term credit facility in the aggregate principal amount of $1,000,000 (the “Loan”). In connection with the Loan Agreement, we issued a secured promissory note to Mercator Momentum Fund III, L.P. that bears interest at a rate of 12% per annum, payable monthly. During the fiscal year ended December 31, 2007, we borrowed a total of $350,000 under the Loan Agreement. We have agreed not to request any further advances under the Loan Agreement. As of March 27, 2008, the remaining outstanding principal balance of amounts we borrowed under the Loan Agreement was $200,000. The Loan currently matures and becomes due and payable on June 21, 2008. The Loan is secured by a first priority lien on all of our assets.

Share Exchange Agreement

On September 7, 2007, we entered into a share and exchange agreement (the “Global LLC Agreement”) pursuant to which we acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, a Delaware limited liability company (“Global LLC”). Richard Palmer and Mobius Risk Group, LLC (“Mobius”) were the sole owners of the outstanding equity interests of Global LLC. In exchange for all of the outstanding ownership interests in Global LLC, we issued 63,945,257 shares of our common stock to Richard Palmer and Mobius. Richard Palmer is our Chief Executive Officer and a director. Mr. Eric Melvin, one of our directors, is a principal of Mobius, and Mr. Palmer owns a 13.33% interest in Mobius.

Mobius Consulting Agreement

Concurrent with the execution of the Global LLC Agreement, we also entered into a consulting agreement with Mobius (the “Mobius Agreement”) pursuant to which Mobius has agreed to provide consulting services to us in connection with our new Jatropha Business. Richard Palmer, our President and Chief Operating Officer, owns 13.33% of the outstanding equity interests of Mobius. In addition, Eric J. Melvin, one of our directors is a principal and Chief Executive Officer of Mobius. We have agreed to pay Mobius a monthly retainer of $45,000 for the services provided under the consulting agreement. The consulting agreement has a the term of twelve months, or such shorter period until the scope of work under the agreement has been completed.

Judy Robinett Resignation Agreement

On August 31, 2007, we entered into a release and settlement agreement (effective as of September 7, 2007) with Judy Robinett, our current Chief Executive Officer, pursuant to which Ms. Robinett agreed to continue to act as our transitional Chief Executive Officer. Effective December 21, 2007, upon completion of certain tasks relating to our legacy bio-pharmaceutical operations, Ms. Robinett resigned as our Chief Executive Officer. For additional details about the resignation agreement, please see “Item 10 - Executive Compensation.”

Release Agreement

On October 22, 2007, we executed and entered into a release and settlement agreement, dated as of October 19, 2007, with holders of our Series A Preferred Convertible Stock pursuant to which we issued to such shareholders warrants to purchase 17,000,000 shares of our common stock. Mercator Momentum Fund, LP, Monarch Pointe Fund, Ltd., and Mercator Momentum Fund III, LP, each a private investment entity (the foregoing three investment funds, collectively, the “MAG Funds”) purchased shares of our Series A Preferred Convertible Stock (the “Series A Stock”) in 2004 and in 2005. The Series A Stock is exercisable at a conversion price based on the market price of our Common Stock, which conversion price however, will not be less than $0.05 per share. In connection with the 2005 investment, we agreed to eliminate the $0.05 conversion price floor of the Series A Stock. However, in October 2007 we determined that we failed to file an amendment to the Certificate of Designations of Preferences and Rights for the Series A Stock, which would have eliminated the conversion price floor. Accordingly, the Series A Stock still is subject to the $0.05 per share conversion floor limitation, and the MAG Funds were recently required to convert Series A Stock at a conversion price higher than the price that would have applied if the amendment had been filed as agreed.

In order to release us from liability related to our failure to remove the $0.05 conversion price floor of the Series A Stock, we executed and entered into a Release and Settlement Agreement, dated as of October 19, 2007 (the “Release Agreement”), with the MAG Funds to settle all losses and damages that MAG may have suffered, and may hereafter suffer, as result of our failure to file the foregoing amendment. Pursuant to the Release Agreement, we issued to the MAG Funds a ten-year warrant to acquire up to 17,000,000 shares of our common stock at an exercise price of $0.01 per share expiring October 17, 2017. Pursuant to the Release Agreement, the MAG Funds agreed not to sue us in connection with, and released us from all past, present and future claims relating to, our failure to file the amendment.

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

Number	Exhibit
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

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees we paid Hansen, Barnett & Maxwell. P.C. during the fiscal year ended December 31, 2007 and 2006 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-QSB and SEC filings were $43,038 and $54,199, respectively.

Audit-Related Fees

 Hansen, Barnett & Maxwell. P.C. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal years ended December 31, 2007 and 2006.

Tax Fees

 Hansen, Barnett & Maxwell. P.C. did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2007 and December 31, 2006.

All Other Fees

 Hansen, Barnett & Maxwell. P.C. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2007 and 2006.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies, the Audit Committee charter provides that the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm. No other significant compensation services were performed for us by Hansen, Barnett & Maxwell. P.C. during 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: March 27, 2008	By:	/s/ RICHARD PALMER
Richard Palmer
Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD PALMER Richard Palmer	Chief Executive Officer, President and Director	March 27, 2008

/s/ DAVID R. WALKER David R. Walker	Treasurer, Chairman, the Board of Directors	March 27, 2008

/s/ ERIC MELVIN	Director and Secretary	March 27, 2008
Eric Melvin

/s/ MARTIN SCHROEDER	Director	March 27, 2008
Martin Schroeder