Form 10-Q
period 2008-03-31
Global Clean Energy Holdings, Inc.
filed 2008-05-13
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12627

GLOBAL CLEAN ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Utah		87-0407858
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

6033 W. Century Blvd, Suite 1090, Los Angeles, California 90045
(Address of principal executive offices)

(310) 670-7911
Issuer’s telephone number:

MEDICAL DISCOVERIES, INC.

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
As of May 8, 2008, the issuer had 226,603,560 shares of common stock outstanding, which includes 9,135,037 shares of common stock currently held in escrow.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.
For the quarter ended March 31, 2008
FORM 10-Q

TABLE OF CONTENTS

PART I

PART I

ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260,465	$805,338
Subscription receivable	-	75,000
Prepaid expenses	41,363	51,073
Total Current Assets	301,828	931,411

Plantation development costs and equipment, net	552,954	309,341

TOTAL ASSETS	$854,782	$1,240,752

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,343,143	$1,243,877
Accrued payroll and payroll taxes	949,587	950,971
Accrued interest payable	315,011	300,651
Secured promissory note	200,000	250,000
Notes payable to shareholders	56,000	56,000
Convertible notes payable	193,200	193,200
Financial instrument	-	2,166,514
Current liabilities associated with assets held for sale	3,361,551	3,113,970
Total Current Liabilities	6,418,492	8,275,183

STOCKHOLDERS' DEFICIT
Preferred stock - no par value; 50,000,000 shares authorized
Series A, convertible; 28,928 shares issued and outstanding
(aggregate liquidation preference of $2,892,800)	514,612	514,612
Series B, convertible; 13,000 shares issued or subscribed
(aggregate liquidation preference of $1,300,000)	1,290,735	1,290,735
Common stock, no par value; 500,000,000 shares authorized; 174,838,967
shares issued and outstanding	16,526,570	16,526,570
Additional paid-in capital	3,713,352	1,472,598
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(26,209,402)	(25,439,369)
Total Stockholders' Deficit	(5,563,710)	(7,034,431)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$854,782	$1,240,752

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCLOVERIES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception of
			the Development Stage
	For the Three Months Ended		on November 20, 1991
	March 31,		through
	2008	2007	March 31, 2008

Operating Expenses
General and administrative	$511,025	$251,327	$8,411,583
Research and development	-	-	986,584

Loss from Operations	(511,025)	(251,327)	(9,398,167)

Other Income (Expenses)
Unrealized gain on financial instrument	5,469	194,019	4,722,632
Interest income	3,863	148	66,468
Interest expense	(15,030)	(7,740)	(1,252,579)
Interest expense from amortization of discount
on secured promissory note	-	-	(250,000)
Gain on debt restructuring	-	-	2,524,787
Other income	-	-	906,485

Total Other Income (Expenses)	(5,698)	186,427	6,717,793

Loss from Continuing Operations	(516,723)	(64,900)	(2,680,374)

Loss from Discontinued Operations	(253,310)	(109,163)	(22,836,829)

Net Loss	(770,033)	(174,063)	(25,517,203)

Preferred stock dividend from beneficial
conversion feature	-	-	(692,199)

Net Loss Applicable to Common Shareholders	$(770,033)	$(174,063)	$(26,209,402)

Basic and Diluted Loss per Common Share:
Loss from Continuing Operations	$(0.003)	$(0.000)
Loss from Discontinued Operations	$(0.001)	$(0.001)

Net loss	$(0.004)	$(0.001)

Basic and Diluted Weighted-Average Common
Shares Outstanding	174,838,967	118,357,704

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception of
			the Development Stage
	For the Three Months Ended		on November 20, 1991
	March 31,		through
	2008	2007	March 31, 2008
Cash Flows From Operating Activities
Net loss	$(770,033)	$(174,063)	$(25,517,203)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Foreign currency transaction loss	253,310	34,058	610,701
Gain on debt restructuring	-	-	(2,524,787)
Share-based compensation for services, expenses, litigation,
and research and development	79,709	292,000	12,422,450
Commitment for research and development obligation	-	-	2,378,445
Depreciation	56	4,457	137,722
Reduction of escrow receivable from research and development	-	-	272,700
Unrealized gain on financial instrument	(5,469)	(194,019)	(4,722,632)
Interest expense from amortization of discount on secured
promissory note	-	-	250,000
Reduction of legal costs	-	-	(130,000)
Write-off of subscriptions receivable	-	-	112,500
Impairment loss on assets	-	-	9,709
Gain on disposal of assets, net of losses	-	-	(228,445)
Write-off of receivable	-	-	562,240
Note payable issued for litigation	-	-	385,000
Changes in operating assets and liabilities
Accounts receivable	-	-	(7,529)
Prepaid expenses	9,710	-	(41,363)
Accounts payable and accrued expenses	106,513	127,294	4,324,525
Net Cash Provided by (Used in) Operating Activities	(326,204)	89,727	(11,705,967)
Cash Flows From Investing Activities
Plantation development costs	(243,669)	-	(552,446)
Proceeds from disposal of assets	-	-	310,000
Increase in deposits	-	-	(51,100)
Purchase of property and equipment	-	-	(221,334)
Issuance of note receivable	-	-	(313,170)
Payments received on note receivable	-	-	130,000
Net Cash Used in Investing Activities	(243,669)	-	(698,050)
Cash Flows From Financing Activities
Proceeds from common stock, preferred stock, and warrants for cash	75,000	-	11,324,580
Contributed equity	-	-	131,374
Proceeds from notes payable and related warrants	-	-	1,686,613
Payments on notes payable	(50,000)	-	(951,287)
Proceeds from convertible notes payable	-	-	571,702
Payments on convertible notes payable	-	-	(98,500)
Net Cash Provided by Financing Activities	25,000	-	12,664,482
Net Increase (Decrease) in Cash and Cash Equivalents	(544,873)	89,727	260,465
Cash and Cash Equivalents at Beginning of Period	805,338	47,658	-
Cash and Cash Equivalents at End of Period	260,465	137,385	260,465

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$670	$-
Noncash Investing and Financing Activities:
Reclassification of financial instrument to permanent equity	$2,161,045	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - History and Basis of Presentation

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

On September 7, 2007, MDI entered into a share exchange agreement pursuant to which it acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, an entity that had certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant. With this transaction, MDI commenced the research and development of a business whose purpose will be providing feedstock oil intended for the production of bio-diesel.

On January 29, 2008, a meeting of shareholders was held and, among other things, the name Medical Discoveries, Inc. was changed to Global Clean Energy Holdings, Inc. (the “Company”).

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008, may not be indicative of the results that may be expected for the year ending December 31, 2008.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Loss per Common Share

Loss per share amounts are computed by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible notes, convertible preferred stock, and common stock held in escrow are currently antidilutive and have been excluded from the calculations of diluted loss per share at March 31, 2008 and 2007, as follows:

	March 31,
	2008	2007

Convertible notes	128,671	128,671
Convertible preferred stock - Series A	57,856,000	141,106,493
Convertible preferred stock - Series B	11,818,181	-
Warrants	29,688,934	38,973,861
Compensation-based stock options and warrants	49,383,000	29,883,000
Common stock held in escrow	22,837,593	-
	171,712,379	210,092,025

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities, if any, on the reporting of its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. The Company adopted SFAS 159 effective January 1, 2008, but did not elect to fair value any of the eligible assets or liabilities. Therefore, the adoption of SFAS 159 did not have any impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company is currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements. The Company does not expect that it will have any immediate effect on our financial statements, however, the revised standard will govern the accounting for any future business combinations that the Company may enter into.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of its results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective January 1, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial statements.

Note 2 - Going Concern Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss applicable to common shareholders of $770,033 and $4,414,884 during the three-month period ended March 31, 2008 and the year ended December 31, 2007, respectively, and has incurred losses applicable to common shareholders since inception of the development stage of $26,209,402. The Company also used cash in operating activities of $326,204 and $709,278 during the three-month period ended March 31, 2008 and the year ended December 31, 2007, respectively. At March 31, 2008, the Company has negative working capital of $6,116,664 and a stockholders’ deficit of $5,563,710. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

The Company discontinued its former bio-pharmaceutical business during the quarter ended March 31, 2007. Management plans to meet its cash needs through various means including selling intellectual assets, securing financing, and developing a new business model. The Company has entered into an agreement to sell certain intellectual assets for an aggregate of €4,007,534 (approximately $6,332,000 using March 31, 2008 exchange rates), which consideration is payable in cash and by the assumption of certain of the Company’s outstanding liabilities. In order to fund its operations pending the closing of the asset sale, the Company sold Series B preferred stock during the quarter ended December 31, 2007 in the amount of $1,300,000 and issued a secured promissory note under which the Company borrowed $350,000. The Company is developing a new business operation to participate in the rapidly growing bio-diesel industry. The Company expects to be successful in this new venture, but there is no assurance that its business plan will be economically viable. The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Global Clean Energy Holdings, LLC

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
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

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

The term of the agreement is twelve (12) months, or until the scope of work under the agreement has been completed. Mobius will supervise the hiring of certain staff to serve in management and operations roles of the Company, or hire such persons to provide similar services as independent contractors. Mobius’ compensation for the services provided under the agreement is a monthly retainer of $45,000. The Company will also reimburse Mobius for reasonable business expenses incurred in connection with the services provided. The agreement contains customary confidentiality provisions with respect to any confidential information disclosed to Mobius or which Mobius receives while providing services under the agreement. Under this agreement, the Company has paid Mobius or accrued $135,000 during the three months ended March 31, 2008, of which $13,500 was expensed as compensation to Mobius and $121,500 was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives.

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
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

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

The LODEMO Group will provide the foregoing and other necessary services for a fee primarily based on the number of hectares of Jatropha under cultivation. The Company has agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement has a 20-year term but may be terminated earlier by the Company under certain circumstances. The LODEMO Group will also potentially receive incentive compensation for controlling costs below the annual budget established by the parties, production incentives for increased yield and a sales commission for biomass sales. Under this agreement, the Company has paid the LODEMO Group or accrued $91,529 during the three months ended March 31, 2008, all of which was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives.

Note 4 - Plantation Development Costs and Equipment

Plantation development costs and equipment as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007

Plantation development costs	$552,447	$308,777
Office equipment	1,127	1,127
Total cost	553,574	309,904
Less accumulated depreciation	(620)	(563)
Plantation development costs and equipment, net	$552,954	$309,341

Plantation development costs are not currently being depreciated. Upon completion of the plantation development, those costs will be depreciated over the shorter of the useful life of the related asset or over the term of the lease. The plantation development costs are located in Mexico.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 - Accrued Payroll and Payroll Taxes

Accrued payroll and payroll taxes principally relate to unpaid compensation for officers and directors that are no longer affiliated with the Company. Accrued payroll taxes will become due upon payment of the related accrued compensation. Accrued payroll and payroll taxes are composed of the following:

	March 31,	December 31,
	2008	2007

Former Chief Executive Officer, resigned 2007, including
$500,000 under the Release and Settlement Agreement	$570,949	$583,333
Other former Officers and Directors	311,200	311,200
Accrued payroll taxes on accrued compensation to
former officers and directors	38,510	38,510
Accrued payroll, vacation, and related payroll taxes
for current officers	28,928	17,928
Accrued payroll and payroll taxes	$949,587	$950,971

On August 31, 2007, the Company entered into a Release and Settlement Agreement with Judy Robinett, the Company’s then-current Chief Executive Officer. Under the agreement, Ms. Robinett agreed to, among other things, assist the Company in the sale of its legacy assets and complete the preparation and filing of the delinquent reports to the Securities and Exchange Commission. Under the agreement, Ms. Robinett agreed to (i) forgive her potential right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share. In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the stock options, and settlement of other issues, the Company agreed to, among other things, to pay Ms. Robinett $500,000 upon the receipt of the cash payment under the agreement to sell the SaveCream Assets. Pursuant to this agreement, Ms. Robinett resigned on December 21, 2007.

Note 6 - Secured Promissory Note

In order to fund ongoing operations pending closing of the sale of the SaveCream Assets, the Company entered into a loan agreement with, and issued a promissory note in favor of, Mercator Momentum Fund III, L.P. (Mercator). Mercator, along with two other affiliates, owns all of the issued and outstanding shares of the Company’s Series A Convertible Preferred Stock, and is considered a related party to the Company. Pursuant to the loan agreement, Mercator made available to the Company a secured term credit facility in principal amount of $1,000,000. The promissory note initially was due and payable on December 14, 2007. As of December 13, 2007, the Company owed Mercator $250,000 under the loan. Mercator agreed to extend the maturity date of the $250,000 to February 21, 2008. In March, 2008, the loan was paid down to $200,000 and the maturity date was extended to June 21, 2008. The foregoing loan is secured by a lien on all of the assets of the Company. Under the loan agreement, interest is payable on the loan at a rate of 12% per annum, payable monthly.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 - Financial Instrument

The conversion feature of the Series A Convertible Preferred Stock has more of the attributes of an equity instrument than of a liability instrument, and thus was not considered a derivative. However, at the time of issuance, the Company was unable to guarantee that there would be enough shares of authorized common stock to settle other “freestanding instruments.” Accordingly, all of the warrants attached to the convertible preferred stock were measured at their fair value and recorded as a liability in the financial statements characterized as a “Financial Instrument”. For these same reasons, all other warrants and options outstanding on March 11, 2005 or issued during the remainder of 2005 and through 2007 (except for stock options issued to employees) were measured at their fair value and recorded as additional liability in the financial statements. As of December 31, 2007, the fair value of this liability was recorded at $2,166,514.

For the period from December 31, 2007 through January 29, 2008, the fair value of this liability decreased by $5,469 resulting in a balance of $2,161,045. On January 29, 2008, the shareholders of the Company approved an increase in the number of authorized shares of common stock from 250 million to 500 million. Consequently, as the result of this amendment to the Company’s Articles of Incorporation, the Company is now able to settle all ‘freestanding instruments”. Accordingly, the Company reclassified the liability, characterized in the accompanying financial statements as “Financial Instrument”, in the amount of $2,161,045, to permanent equity in January 2008.

Note 8 - Stock Options and Warrants

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance thereunder. As more fully described in Note 9, the Company issued stock options during the three months ended March 31, 2008 to acquire 4,500,000 million shares of the Company’s common stock. During the three months ended March 31, 2007, the Company issued compensation-based warrants to purchase 10,000,000 shares of common stock. The warrants have an exercise price of $0.03 per share, contain a cashless exercise provision, and expire ten years from date of issue. No income tax benefit has been recognized for share-based compensation arrangements and no compensation cost has been capitalized in the balance sheet.

A summary of the status of options and compensation-based warrants at March 31, 2008, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2008	44,883,000	$0.03	7.6 years	$790,000
Granted	4,500,000	0.05
Expired	-	-
Outstanding at March 31, 2008	49,383,000	$0.03	7.3 years	$995,000

Exercisable at March 31, 2008	32,883,000	$0.03	8.4 years	$815,000

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

At March 31, 2008, 80,000 of the options outstanding have no stated contractual life. The fair value of each stock option grant and compensation-based warrant is estimated on the date of grant or issuance using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the three months ended March 31, 2008 was $0.042. The weighted-average assumptions used for options granted during the three months ended March 31, 2008 were risk-free interest rate of 2.4%, volatility of 127%, expected life of 5.2 years, and dividend yield of zero. The weighted- average fair value of compensation-based warrants issued during the three months ended March 31, 2007 was $0.029. The weighted-average assumptions used for compensation-based warrants issued during the three months ended March 31, 2007 were risk-free interest rate of 4.8%, volatility of 134%, expected life of ten years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

Share-based compensation from all sources recorded during the three months ended March 31, 2008 and March 31, 2007 was $79,709 and $292,000, respectively. Share-based compensation has been included in the accompanying Consolidated Statements of Operations as follows:

Period Reported	General and Administrative Expense	Loss from Discontinued Operations	Total

Three Months ended March 31, 2008	$79,709	$-	$79,709
Three Months ended March 31, 2007	175,200	116,800	292,000

As of March 31, 2008, there is approximately $574,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 2.0 years.

Stock Warrants

A summary of the status of the warrants granted at March 31, 2008, and changes during the three months then ended is presented in the following table:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at January 1, 2008	31,033,379	$0.02
Issued	-	-
Expired	(1,344,445)	0.18
Outstanding at March 31, 2008	29,688,934	$0.02

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 - Employment Agreement

On March 20, 2008, the Company entered into an employment agreement with Bruce K. Nelson pursuant to which the Company hired Mr. Nelson to serve as its Executive Vice-President and Chief Financial Officer effective April 1, 2008. The initial term of employment commenced March 20, 2008 and continues through March 20, 2010. Thereafter, the term of employment shall automatically renew for successive one-year periods unless otherwise terminated in accordance with the employment agreement.

Mr. Nelson’s compensation package includes a base salary of $175,000, subject to annual increases based on the Consumer Price Index for the immediately preceding 12-month period, and a bonus payment based on Mr. Nelson’s satisfaction of certain performance criteria established by the compensation committee of the Company’s Board of Directors. The bonus amount in any fiscal year will not exceed 100% of Mr. Nelson’s base salary. Mr. Nelson is eligible to participate in the Company’s employee stock option plan and other benefit plans.

The Company granted Mr. Nelson an option (the Initial Option) to acquire up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.05. The Initial Option shall vest in tranches of 500,000 shares after 90 days, nine months, fifteen months, and two years of the employment term. The Initial Option expires after 10 years. The Company also granted Mr. Nelson an option (the Performance Option) to acquire up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.05, subject to the Company’s achievement of certain market capitalization goals. The Performance Option expires after five years.

The Company may terminate Mr. Nelson’s employment on the first anniversary of the employment term, provided that the Company pays Mr. Nelson three (3) months salary if such termination is without “cause”. If Mr. Nelson’s employment is terminated by the Company without “cause” or by Mr. Nelson for “good reason” prior to the first anniversary of the employment term, Mr. Nelson will be entitled to receive severance payments including (i) an amount equal to his unpaid salary through the first anniversary of the employment term, (ii) 50% of the target bonus in effect on the date of termination, and (iii) 50% of the Performance Option shall vest. If Mr. Nelson’s employment is terminated by the Company without “cause” or by Mr. Nelson for “good reason” after the first anniversary of the employment term, Mr. Nelson will be entitled to receive severance payments including (i) an amount equal to his unpaid salary through the end of the second year of the employment agreement, and (ii) 100% of Initial Option shall vest, to the extent not already vested.

Note 10 - Discontinued Operations

During the three months ended March 31, 2007, the Board of Directors determined that it could no longer fund the development of its drug candidates and could not obtain additional funding for these drug candidates. The Board evaluated the value of its developmental stage drug candidates. In March 2007, the Board determined that the best course of action was to discontinue further development of these drug candidates and sell these technologies.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Eucodis Agreement

On March 8, 2007, the Company entered into a binding letter of intent with Eucodis Pharmaceuticals Forschungs und Entwicklungs GmbH, an Austrian company (Eucodis), regarding their intent to proceed with the evaluation, negotiation, and execution of a sale and purchase agreement related to certain assets of the Company. On July 6, 2007, the Company entered into a sale and purchase agreement (the Asset Sale Agreement) with Eucodis, pursuant to which Eucodis agreed to acquire certain assets of the Company in consideration for a cash payment and the assumption by Eucodis of certain indebtedness of the Company. The sale to Eucodis was scheduled to close at the end of January 2008 after the Company’s shareholders approved the sale. On January 29, 2008, the shareholders of the Company approved the transaction. Shortly before the scheduled closing, Eucodis informed the Company that it was unable to complete the transaction as agreed because it had insufficient funds and needed to obtain additional financing. On February 29, 2008, Eucodis informed the Company that it was completing an agreement for financing and still desired to complete the transaction for the purchase of the assets. At that time, the Company and Eucodis entered into a letter agreement to sell the assets on substantially the same terms as under the Asset Sale Agreement. As of April 30, 2008, the term for the extension of the sale of the asset to Eucodis expired. The Company and Eucodis are currently negotiating an additional extension of the term for the closing. Other terms would remain unchanged. Such additional extensions may include immediate compensation for the Company, and that compensation would be credited toward the sale proceeds received at closing. Eucodis has reported that they have executed agreements with their investor group and that the proceeds from that investment in Eucodus will be used to consummate the purchase of the specified assets of the Company.

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

The purchase price to be paid by Eucodis pursuant to the letter agreement for acquiring these assets is €4,007,534 (approximately $6,332,000 using March 31, 2008 exchange rates), is comprised of (i) a cash payment of €1,871,337 (approximately $2,957,000 under exchange rates in effect as of March 31, 2008) less $200,000 received in March 2007 under the binding letter of intent, and (ii) Eucodis’ assumption of an aggregate of €2,136,197 (approximately $3,375,000 under exchange rates in effect as of March 31, 2008), constituting specific indebtedness currently owed and other commitments to certain creditors of the Company. In addition, at the closing of the sale, Eucodis is to assume (i) all financial and other obligations of the Company under certain contracts to be assigned to Eucodis, and (ii) certain other costs incurred by the Company since February 28, 2007 in connection with preserving the acquired assets for the benefit of Eucodis until closing of the sale.

Accounting for Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all revenue and expense related to the operations of its bio-pharmaceutical business as discontinued operations. For all periods prior to March 2007, the Company has reclassified all revenue and operating expenses to discontinued operations, except for estimated general corporate overhead, because all of its operations related to the discontinued technologies. For the three months ended March 31, 2008, the “Loss from Discontinued Operations” consists solely of the foreign currency transaction loss related to Current Liabilities Associated with Assets Held for Sale that are denominated in euros. The assets being sold to Eucodis have no carrying value in the accompanying balance sheet, while the liabilities being assumed in the planned sale to Eucodis have been segregated in the accompanying balance sheets and are characterized as Current Liabilities Associated with Assets Held for Sale. The Company has not recorded any gain or loss at March 31, 2008 associated with the planned sale of the SaveCream assets. The following table presents the main classes of assets and liabilities associated with the discontinued business.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

	March 31,	December 31,
	2008	2007
Assets:	$-	$-

Liabilities:
Current liabilities:
Accounts payable	$440,401	$412,415
Research and development obligation	2,921,150	2,701,555
	$3,361,551	$3,113,970

Note 11 - Subsequent Events

Stock Exchange Agreement

Effective April 18, 2008, the Company entered into an exchange agreement ( the Exchange Agreement) with Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Monarch Pointe Fund, Ltd. (collectively, the MAG Funds), comprising all of the holders of the Company’s Series A Convertible Preferred Stock (the Series A Stock). Pursuant to the Exchange Agreement, the MAG Funds agreed to exchange 28,927 shares of the Series A Stock, constituting all of the issued and outstanding shares of the Series A Stock, for an aggregate of 28,927,000 shares of the Company’s common stock. The exchange ratio was determined by dividing the $100 purchase price of the preferred shares by $0.10 per share of common stock.

Prior to the Exchange Agreement, the Series A Stock had been convertible at a price equal to 75% of the “Market Price”, as defined in the Certificate of Designations of Preferences and Rights of the Series A Stock. The conversion price could not exceed $0.1967 and had a conversion price floor of $0.05. On April 18, 2008, the closing price of the Company’s common stock was $0.10 and the “Market Price” would have been $0.045 per share. In connection with the Exchange Agreement, the Company agreed to waive the limitation that the MAG Funds could not own more that 9.99% of the Company’s outstanding common stock as a concession for the MAG Funds agreeing to a conversion price that was more favorable to the Company.

GCE Mexico I, LLC

Effective April 23, 2008, the Company entered into a limited liability company agreement (“LLC Agreement”) for GCE Mexico I, LLC, a Delaware limited liability company (“GCE LLC”), with six unaffiliated investors (collectively, the Investors). GCE LLC was organized primarily to acquire approximately 5,000 acres of farm land (the Jatropha Farm) in the State of Yucatan in Mexico to be used primarily for the (i) cultivation of Jatropha curcas, (ii) the marketing and sale of the resulting fruit, seeds, or pre-processed crude Jatropha oil, whether as biodiesel feedstock, biomass or otherwise, and (iii) the sale of carbon value, green fuel value, or renewable energy credit value (and other similar environmental attributes) derived from activities at the Jatropha Farm.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Under the LLC Agreement, the Company owns 50% of the issued and outstanding membership units of GCE LLC. The remaining 50% in common membership units were issued to the Investors. In addition, an aggregate of 1,000 preferred membership units were issued to two investors who have agreed to invest approximately $4.2 million in GCE LLC, in installments and as required, and will be entitled to a preferential 12% per annum cumulative compounded return on their investment. The $4.2 million in proceeds will be used to acquire the Jatropha Farm and fund the development and operations of the Jatropha Farm. The Company is not required to make capital contributions to GCE LLC.

On April 29, 2008, GCE LLC was funded and the acquisition of the land for the Jatropha Farm was completed. Operating and development funds of $957,271, net of certain transaction costs, were also received by GCE LLC and are currently being utilized toward the development of the Jatropha Farm.

With the acquisition of the land for the Jatropha Farm, the operational milestones were met under the share exchange agreement pursuant to which the Company acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC. Consequently, 13,702,556 shares of common stock being held in escrow will be released to the former owners of Global Clean Energy Holdings, LLC.

Secured Promissory Note

The Company is currently in discussions with Mercator Momentum Fund III, L.P. (“Mercator”) to lend the Company an additional $300,000 under the $1 million secured credit facility that it entered into with Mercator on September 7, 2007. Prior to this additional loan, as described in Note 6, the outstanding balance under this facility was $200,000. It is anticipated that interest will be payable on the new loan at a rate of 8% per annum; the $200,000 loan and the new $300,000 loan will mature and both the principal and all accrued interest will become payable on the earlier of August 12, 2008 or the sale of the SaveCream assets to Eucodis or another third party buyer. The loans are secured by a first priority lien on all of the Company’s assets.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “our company,” and “Company” refer to Global Clean Energy Holdings, Inc., a Utah corporation, and, unless the context indicates otherwise, also includes the following subsidiaries: (i) MDI Oncology, Inc., a Delaware corporation, (ii) Global Clean Energy Holdings LLC, a Delaware limited liability company, and (iii) GCE Mexico I, LLC, a Delaware limited liability company. During the period covered by this Quarterly Report on Form 10-Q, we changed our name to Global Clean Energy Holdings, Inc.

Overview

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

On July 6, 2007, we entered into an agreement with Eucodis to sell SaveCream, and on January 29, 2008, our shareholders approved the sale of the SaveCream asset to Eucodis. However, our agreement to sell the SaveCream assets to Eucodis has expired and it is unclear if and when we will be able to sell our SaveCream assets to Eucodis or any other potential third party purchaser.

Having decided to dispose of the foregoing assets, our Board decided to develop a business in the alternative energy market as a producer of biofuels. Accordingly, our new goal is to produce and sell seed oils, including seeds oils harvested from the planting and cultivation of Jatropha curcas plant, for the purpose of providing feedstock oil used for the generation of methyl ester, otherwise known as bio-diesel (the “Jatropha Business”). In connection with commencing our new Jatropha Business, effective September 7, 2007, we (i) hired Richard Palmer, an energy consultant, and a member of Global Clean Energy Holdings LLC (“Global LLC”) to act as the our new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide us with consulting services related to the development of the Jatropha Business, and (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel from Global LLC.

Recent Developments.

LLC Agreement

Effective April 23, 2008, we entered into a limited liability company agreement (“LLC Agreement”) for GCE Mexico I, LLC, a Delaware limited liability company (“GCE LLC”), with six other unaffiliated investors (collectively, “Investors”). GCE LLC was organized primarily to acquire approximately 5,000 acres of farm land (the “Jatropha Farm”) in the State of Yucatan in Mexico to be used primarily for the (i) cultivation of Jatropha curcas, (ii) the marketing and sale of the resulting fruit, seeds, or pre-processed crude Jatropha oil, whether as biodiesel feedstock, biomass or otherwise, and (iii) the sale of carbon value, green fuel value, or renewable energy credit value (and other similar environmental attributes) derived from activities at the Jatropha Farm.

Under the LLC Agreement, we own 50% of the issued and outstanding membership units of GCE LLC. The remaining 50% in common membership units were issued to the Investors. In addition, an aggregate of 1,000 preferred membership units were issued to two Investors (“Preferred Members”) who have agreed to invest approximately $4.2 million in GCE LLC, in installments and as required, and will be entitled to a preferential 12% per annum cumulative compounded return on their investment. The $4.2 million in proceeds will be used to acquire the Jatropha Farm and fund the development and operations of the Jatropha Farm. We are not required to make capital contributions to GCE LLC.

On April 29, 2008, GCE LLC was funded and the acquisition of the land for the Jatropha Farm was completed. Operating and development funds of $957,271, net of certain transaction costs, were also received by GCE LLC and are currently being utilized toward the development of the Jatropha Farm.

Exchange of Series A Convertible Preferred Stock

Effective April 18, 2008, Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Monarch Pointe Fund, Ltd., the holders of our issued and outstanding Series A Convertible Preferred Stock (“Series A Stock”), exchanged all currently issued and outstanding 28,927 shares of Series A Stock for an aggregate of 28,927,000 shares of our common stock. The exchange ratio was determined by dividing the $100 purchase price of the shares (the “Series A Purchase Price” as defined in Certificate of Designations of Preferences and Rights for the Series A Stock) by $0.10. Following the exchange of all of the issued and outstanding shares of Series A Stock for 28,927,000 shares of our common stock, there is currently an aggregate of 226,603,560 shares of our common stock issued and outstanding, including shares held in escrow.

Secured Promissory Note

We are currently in discussions with the Mercator Momentum Fund III, L.P. (“Mercator”) to lend us an additional $300,000 under the $1 million secured credit facility that we entered into with Mercator on September 7, 2007. We currently have outstanding $200,000 under this facility. Interest will be payable on the new loan will be at a rate of 8% per annum. We anticipate that the terms will be that the $200,000 loan and the new $300,000 loan will mature and both the principal and all accrued interest will become payable on the earlier of August 12, 2008 or the sale of our SaveCream assets to Eucodis or another third party buyer. The loans are secured by a first priority lien on all of our assets.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We are a development stage company as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Accordingly, all losses accumulated since inception have been considered as part of our development stage activities. Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note A to the Consolidated Financial Statements included in our annual report on Form 10-KSB filed for the fiscal year ended December 31, 2007. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statements.

Results of Operations

As discussed previously, we are attempting to sell our prior bio-pharmaceutical operations. Pursuant to accounting rules for discontinued operations, we have classified all revenue and expense in the accompanying financial statements related to the operations of our bio-pharmaceutical business as “discontinued operations.” Since all of our operations prior to March 2007 related to the bio-pharmaceutical business, all of our revenue and expense, with the exception of estimated general corporate overhead, has been reclassified into “Loss from Discontinued Operations” in the accompanying Condensed Consolidated Statements of Operations for all periods presented.

Revenues and Gross Profit. We are a development stage company, and have not had significant revenues from our operations or reached the level of our planned operations. We have discontinued our prior bio-pharmaceutical operations during March 2007. In September 2007, we commenced operations in our new Jatropha business, but we are still are in the pre-development agricultural stage of our operations and, therefore, do not anticipate generating significant revenues from the sale of bio-fuel products until 2009. We are, however, attempting to generate cash in 2008 from the forward sale of carbon credits and possibly from future oil delivery contracts. As a development stage company, we have no recognized revenue in the three months ended March 31, 2008.

Operating Expenses . Our general and administrative expenses related to continuing operations for the three months ended March 31, 2008 were $511,025 compared to $251,327 for the three months ended March 31, 2007, and includes share-based compensation of $79,709 and $175,200 for the two periods. For the three months ended March 31, 2008, general and administrative expenses principally include expenses such as compensation paid to officers and employees, share-based compensation, insurance, director fees, accounting costs, legal costs, consulting expenses, payments for third-party services, and travel expenses incurred in connection with our Jatropha operations. For the three months ended March 31, 2007, general and administrative expenses principally included expenses such as director fees, accounting costs, certain legal costs, certain consulting expenses, and an allocation of our employees’ compensation as general corporate overhead. Other general and administrative expenses more directly related to the operation and disposal of our bio-pharmaceutical business were included in Loss from Discontinued Operations.

We have not recorded any research and development cost in association with our new Jatropha business. Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives. Plantation development costs are not currently being depreciated. Upon completion of the plantation development, those costs will be depreciated over the shorter of the useful life of the related asset or over the term of the lease.

Other Income/ Expense. During the three months ended March 31, 2007, we recorded $194,019 as unrealized gain on financial instrument. This non-cash gain is the result of the periodic revaluation of certain warrants classified as a liability in the financial statements because we were unable to guarantee that there would be enough shares of authorized common stock to settle “freestanding instruments.” Accordingly, all of the warrants attached to the convertible preferred stock resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005, as well as other warrants and options outstanding on March 11, 2005 or issued during the remainder of 2005 and through 2007 (except for stock options issued to employees) were measured at their fair value and recorded as additional liability in the financial statements characterized as a “Financial Instrument.” For the period from December 31, 2007 through January 29, 2008, the fair value of this liability decreased by $5,469. On January 29, 2008, the shareholders of the Company approved an increase in the number of authorized shares of common stock from 250 million to 500 million. Consequently, we are now able to settle all ‘freestanding instruments” and reclassified the liability, characterized in the accompanying financial statements as “Financial Instrument”, in the amount of $2,161,045, as permanent equity in January 2008.

Interest income increased from $148 for the three months ended March 31, 2007 to $3,863 for the three months ended March 31, 2008 because of our increased cash balances as a result of the issuance of preferred stock and a note payable during the fourth quarter of 2007.

Interest expense increased from $7,740 for the three months ended March 31, 2007 to $15,030 for the three months ended March 31, 2008 because of new borrowings under secured promissory note during the fourth quarter of 2007.

Loss from Discontinued Operations. Our Loss from Discontinued Operations was $253,310 for the three months ended March 31, 2008 compared to $109,163 for the corresponding period of 2007. For the three months ended March 31, 2008, the Loss from Discontinued Operations consists solely of the foreign currency transaction loss related to changes in the exchange rate on certain liabilities included in “Current Liabilities Associated with Assets held for Sale”. For the three months ended March 31, 2007, the Loss from Discontinued Operations includes revenue of $200,000 reduced by expenses related to the operation and disposal of our bio-pharmaceutical business.

Liquidity And Capital Resources

As of March 31, 2008, we had $260,465 in cash and had a working capital deficit of $6,116,664. Since our inception, we have financed our operations primarily through private sales of equity and debt financing.

Our ability to fund our liquidity and working capital needs will be dependent upon certain pending and potential transactions. The principal pending transaction is the sale of certain of our legacy pharmaceutical assets. In July 2007, we executed an Asset Sale Agreement with Eucodis pursuant to which we agreed to sell our SaveCream asset for an aggregate of €4,007,534 (or approximately U.S. $6,332,000 based on the currency conversion rate in effect as of March 31, 2008). Earlier this year, entered into a letter agreement with Eucodis pursuant to which we agreed that the price for the assets (€4,007,534) would remain the same, but that the amount indebtedness that Eucodis is required to assume will be reduced by €332,875, and the amount to be paid at closing would be increased by this €332,875. The closing of the sale to Eucodis was scheduled to occur in April 2008. The closing did not occur, and the letter agreement with Eucodis has expired. Although we are still in discussions with Eucodis, and we have taken steps to market and sell the SaveCream assets to other potential buyers, no assurance can be given that this sale will be completed in the near future as we had until recently expected.

In order to fund ongoing operations, in September 2007 we entered into the Loan Agreement with Mercator Momentum Fund III, L.P. (“Mercator”). Pursuant to the loan agreement, Mercator made available to us a secured term credit facility in principal amount of up to $1,000,000. Interest is payable on the Loan at a rate of 12% per annum, payable monthly. As of May 8, 2008, the remaining outstanding principal balance of amounts we borrowed under the loan agreement is $200,000. We are currently in discussions with Mercator to advance an additional $300,000 to us under this loan agreement and agreed to lower the interest rate under the loan agreement to 8% and to extend the maturity date of the loans thereunder to August 12, 2008. The loan is secured by a first priority lien on all of our assets.

In November 2007, we issued 13,000 shares of our newly created Series B Convertible Preferred Stock to two accredited investors for an aggregate of $1,300,000.

We are currently funding our operations from the Mercator loans and from the proceeds of the sale of the Series B Convertible Preferred Stock. However, we do not have sufficient cash to continue our current operations past August 2008 and our business plan calls for significant infusion of additional capital to establish our Jatropha plantations in Mexico and other locations. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate those plantations, nor will the projected proceeds from the Eucodis sale be sufficient for those purposes. Accordingly, we will have to obtain significant additional capital through the sale of additional equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures. The closing and funding of the GCE LLC , as previously discussed, is the first in an anticipated series of such transactions. While we have commenced negotiations with third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will have sufficient capital available to continue to operate our business in 2008 or that we will be able to effect our new business plan in the Jatropha Business. If we are not able to raise additional funds in the near term, we will have to reduce our operations, revise our business plan, and either temporarily or permanently cease operations.

On April 29, 2008, GCE LLC, our newly formed subsidiary, was funded and the acquisition of the land for the Jatropha Farm completed. Operating and development funds of $957,271 (net of transaction costs) were also received by GCE LLC and are being utilized toward development of the Jatropha Farm.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls.

Our management evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Based on that evaluation, we have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a small public company in the development stage of our new Jatropha Business, with no current revenues and only three employees. In addition, to date, we have outsourced all of our accounting and bookkeeping functions to a third-party accounting firm.

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

As of the end of the period covered by this quarterly report, we have concluded that our internal controls over financial reporting are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The evaluation of our internal controls over financial reporting was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments with respect to any of the legal proceedings described in our previously filed Annual Report on Form 10-KSB.

ITEM 1.A RISK FACTORS

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

Since we currently have a limited amount of cash available, and are not generating any revenues from either our legacy bio-pharmaceutical business or our new Jatropha Business, we are dependent upon the potential sale of carbon credit purchase contracts, potential future delivery of Jatropha oil purchase contracts, on any proceeds that we may receive from the sale of out legacy bio-pharmaceutical assets, and on our ability to raise additional funds to continue our operations and existence.

We currently only have a limited amount of cash available, which cash is not sufficient to fund our anticipated future operating needs beyond August 2008. However, management believes that several pending contractual events will provide additional cash infusion to the company by May 31, 2008. Neither our legacy bio-pharmaceutical business, nor our new Jatropha Business currently generate any revenues from which we can pay our administrative and operating expenses. However, some of our direct expenses related to the development of the Jatropha Farm are now being reimbursed by GCE Mexico I, LLC, a Delaware limited liability company (“GCE LLC”) and a 50% owned subsidiary that we operate. We also are currently contemplating a carbon credit sales transaction and may receive funds from the sale of our SaveCream rights. Until recently, we had agreed to sell our SaveCream assets to Eucodis. Our agreement with Eucodis recently expired, and we have not renewed that agreement while we pursue alternative purchasers. Nevertheless, Eucodis has informed us that it still intends to make an offer to purchase the SaveCream assets and that such sale could occur in May or June 2008. No assurance can be given that the pending contract or funding events and/or the SaveCream sale to Eucodis or another third party will occur, or that it will occur during the time period we anticipate.

We will continue to incur administrative and general operating expenses without revenues until we begin selling Jatropha oil, or until we complete the sales of carbon credit purchase contracts. Based on our current monthly operating expenses and our projected future operating expenses, even if the SaveCream sale closes in the near future, we will need to obtain significant additional funding during 2008 for our planned Mexico Jatropha plantations and our ongoing operating expenses. Such additional funds could be obtained from the sale of equity, from forward purchase payments for our products, joint venture arrangements, carbon credit sales, or debt financing. While we are currently engaged in discussions regarding various of these financial arrangements, there can be no assurance that we will be able to complete any of these future arrangements or that we will be able to obtain the capital we require. In addition, we cannot be sure that any financing that we may obtain will be on terms that are commercially favorable for us. In the event that we do not obtain additional funding in the near future, we may not be able to maintain our current operations and will not be able to implement our business plan.

In addition, our Jatropha Business will require that we acquire and cultivate a large amount of land and otherwise incur significant initial start-up expenses related to establishing the Jatropha plantations required for our proposed business. Other than our first GCE LLC joint venture, we currently do not have the capital that is necessary to acquire additional land or to otherwise fund the large up-front expenses, nor have any additional entities agreed to provide us with such funds. Accordingly, the success of our new Jatropha Business is contingent on, among other things, our ability to raise the necessary capital to fund our planned Jatropha Business expenditures. Historically, we have raised capital through the issuance of debt and equity securities. However, given the risks associated with a new, untested biofuels business, the risks associated with our common stock (as discussed below), and our status as a small, relatively unknown public company, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed and in sufficient amounts and under acceptable terms, will severely impact our ability to develop our Jatropha Business.

Our agreement to sell our SaveCream assets to Eucodis has expired, and any possible near-term sale of those assets is uncertain and is dependent upon events beyond our control.

We previously had entered into an agreement with Eucodis pursuant to which we agreed to sell our legacy SaveCream drug candidate assets to Eucodis. Eucodis has informed us that it wants to complete the purchase of the SaveCream assets as soon as possible and that it has an agreement in place for the funding needed to complete that sale. However, the financing that Eucodis is obtaining has not yet been received, and our agreement with Eucodis has expired. Although Eucodis has told us that it still desires to purchase the SaveCream assets no assurance can be given that Eucodis will be able to obtain that financing. We have taken preliminary steps to find an alternative buyer for these assets, but any such sale is expected to take a longer period of time and it is uncertain if a buyer will ever be found. While we believe that our SaveCream assets have substantial value and will be attractive to other pharmaceutical companies, we neither know the exact amount that potential buyers would pay for those assets nor when we would be able to sell/license those assets. Accordingly, if Eucodis does not purchase the SaveCream assets, our ability to monetize our remaining legacy pharmaceutical assets is uncertain.

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

Our preliminary budget contemplates the cultivation of 20,000-hectares of Jatropa in Mexico. According to our business plan, this will be the first of several other large plantations used in our feedstock/biofuel operations. In addition, we will have to construct a plant nursery and research facility as well as a seed oil extraction facility. We currently do not have the funds necessary to fund our planned operations. Unless we are able to obtain the necessary funds on economically viable terms, our Jatropha Business will not succeed, and we will not be able to meet our business goals. In addition, even if we obtain the initial funds necessary to establish our plantation and facilities, the costs to develop and implement our proposed plantation and support facilities, and our other operational costs could significantly increase beyond our expectations due to economic factors, design modifications, implementation or construction delays or cost overruns. In such an event, our profitability and ultimately the financial condition of our company will be adversely affected.

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

We are highly dependent upon our management, and to a lesser extent on the consulting services provided to us by Mobius Risk Group, LLC, a company we have retained to provide us with consulting services related to the development of our Jatropha Business. The loss of the services of one or more of these individuals or of Mobius may impair management's ability to operate our company. We have not purchased key man insurance on any of our officers, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace such individuals or to replace any business lost by the death of such individuals. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

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

The shares of our common stock are thinly traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Our existing directors, officers and key employees hold a substantial amount of our common stock and may be able to prevent other shareholders from influencing significant corporate decisions.

As of March 31, 2008, our directors and executive officers, beneficially owned approximately 35% of our outstanding common stock. These shareholders, if they act together, may be able to direct the outcome of matters requiring approval of the shareholders, including the election of our directors and other corporate actions such as:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective April 18, 2008, we entered into an exchange agreement (“Exchange Agreement”) with Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Monarch Pointe Fund, Ltd. (collectively, “MAG Funds”), the holders of our issued and outstanding Series A Convertible Preferred Stock (“Series A Stock”). Pursuant to the Exchange Agreement, the MAG Funds exchanged 28,927 shares of Series A Stock, constituting all of the issued and outstanding shares of Series A Stock, for an aggregate of 28,927,000 shares of our common stock. The exchange ratio was determined by dividing the $100 purchase price of the shares (the “Series A Purchase Price” as defined in Certificate of Designations of Preferences and Rights for the Series A Stock) by $0.10.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 29, 2008, we held a special meeting of our stockholders to vote on the following matters:

(1) To approve the sale of all of our rights in and to “SaveCream”, a developmental-stage topical aromatase inhibitor cream, to Eucodis Pharmaceuticals Forschungs und Entwicklungs GmbH. Votes cast were as follows:

For	106,019,635
Against	1,453,285
Abstain	84,940

(2) To approve an amendment of our Amended and Restated Articles of Incorporation to increase the authorized number of shares of our common stock from 250,000,000 to 500,000,000 shares. . Votes cast were as follows:

For	103,584,505
Against	3,878,055
Abstain	95,300

(3) To approve an amendment of our Amended and Restated Articles of Incorporation to change our company’s name to “Global Clean Energy Holdings, Inc.” Votes cast were as follows:

For	139,581,396
Against	318,935
Abstain	1,462,415

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.5	Definitive Master Agreement dated as of July 29, 2006, by and between MDI Oncology, Inc. and Eucodis Forschungs und Entwicklungs GmbH*
10.16	Employment Agreement dated March 20, 2008, between Global Clean Energy Holdings, Inc. and Bruce K. Nelson (incorporated by reference from Current Report on Form 8-K filed April 8, 2008)
10.17
Exchange Agreement, effective April 18, 2008, by and between Global Clean Energy Holdings, Inc., on the one hand, and Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Monarch Pointe Fund, Ltd., on the other hand (incorporated by reference from Current Report on Form 8-K filed April 24, 2008)

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

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: May 13, 2008	By:	/s/ BRUCE K. NELSON
Bruce K. Nelson
Chief Financial Officer