Form 10-Q
period 2008-06-30
Global Clean Energy Holdings, Inc.
filed 2008-08-14
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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
Yes ☒ No☐.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 11, 2008, the issuer had 226,603,560 shares of common stock outstanding, which includes 4,567,519 shares of common stock currently held in escrow.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.
For the quarter ended June 30, 2008
FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$202,715	$805,338
Subscription receivable	-	75,000
Prepaid expenses	31,023	51,073
Total Current Assets	233,738	931,411

PROPERTY AND EQUIPMENT
Land	2,051,282	-
Plantation development costs	1,568,279	308,777
Plantation equipment	286,545	-
Office equipment	10,993	1,127
	3,917,099	309,904
Less accumulated depreciation	(829)	(563)
	3,916,270	309,341

OTHER ASSETS	12,691	-

TOTAL ASSETS	$4,162,699	$1,240,752

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,690,863	$1,243,877
Accrued payroll and payroll taxes	999,660	950,971
Accrued interest payable	364,151	300,651
Accrued return on minority interest	21,377	-
Secured promissory note, less unamortized discount	430,234	250,000
Notes payable to shareholders	56,000	56,000
Convertible notes payable	193,200	193,200
Financial instrument	-	2,166,514
Current liabilities associated with assets held for sale	3,352,794	3,113,970
Total Current Liabilities	7,108,279	8,275,183

MORTGAGE NOTE PAYABLE	2,051,282	-

MINORITY INTEREST	851,661	-

STOCKHOLDERS' DEFICIT
Preferred stock - no par value; 50,000,000 shares authorized
Series A, convertible; zero and 28,928 shares issued and outstanding, respectively (aggregate liquidation preference of $0 and $2,892,800, respectively)	-	514,612
Series B, convertible; 13,000 shares issued or subscribed (aggregate liquidation preference of $1,300,000)	1,290,735	1,290,735
Common stock, no par value; 500,000,000 shares authorized;222,036,041 and 174,838,967 shares issued and outstanding, respectively	17,534,474	16,526,570
Additional paid-in capital	3,423,510	1,472,598
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(26,697,665)	(25,439,369)
Total Stockholders' Deficit	(5,848,523)	(7,034,431)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,162,699	$1,240,752

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception of
					the Development Stage
	For the Three Months Ended		For the Six Months Ended		on November 20, 1991
	June 30,		June 30,		through
	2008	2007	2008	2007	June 30, 2008

Operating Expenses
General and administrative	$503,886	$103,678	$1,014,911	$355,005	$8,915,469
Research and development	-	-	-	-	986,584

Loss from Operations	(503,886)	(103,678)	(1,014,911)	(355,005)	(9,902,053)

Other Income (Expenses)
Unrealized gain on financial instrument	-	20,601	5,469	214,620	4,722,632
Interest income	406	122	4,269	270	66,874
Interest expense	(61,293)	(8,011)	(76,323)	(15,751)	(1,313,872)
Interest expense from amortization of discount on secured promissory note	(16,603)	-	(16,603)	-	(266,603)
Gain on debt restructuring	-	-	-	-	2,524,787
Other income	-	-	-	-	906,485

Total Other Income (Expenses)	(77,490)	12,712	(83,188)	199,139	6,640,303

Loss from Continuing Operations Before Minority Interest in Net Loss	(581,376)	(90,966)	(1,098,099)	(155,866)	(3,261,750)

Minority interest in net loss	84,153	-	84,153	-	84,153

Loss from Continuing Operations	(497,223)	(90,966)	(1,013,946)	(155,866)	(3,177,597)

Income (Loss) from Discontinued Operations	8,960	(185,641)	(244,350)	(294,804)	(22,827,869)

Net Loss	(488,263)	(276,607)	(1,258,296)	(450,670)	(26,005,466)

Preferred stock dividend from beneficial conversion feature	-	-	-	-	(692,199)

Net Loss Applicable to Common Shareholders	$(488,263)	$(276,607)	$(1,258,296)	$(450,670)	$(26,697,665)

Basic and Diluted Loss per Common Share:
Loss from Continuing Operations	$(0.002)	$(0.001)	$(0.005)	$(0.001)
Income (Loss) from Discontinued Operations	$0.000	$(0.001)	$(0.002)	$(0.003)

Net loss	$(0.002)	$(0.002)	$(0.007)	$(0.004)

Basic and Diluted Weighted-Average Common Shares Outstanding	210,893,426	118,357,704	192,866,196	118,357,704

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception of
			the Development Stage
	For the Six Months Ended		on November 20, 1991
	June 30,		through
	2008	2007	June 30, 2008
Cash Flows From Operating Activities
Net loss	$(1,258,296)	$(450,670)	$(26,005,466)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Foreign currency transaction loss	244,350	62,399	601,741
Gain on debt restructuring	-	-	(2,524,787)
Share-based compensation for services, expenses, litigation, and research and development	246,790	292,000	12,589,531
Commitment for research and development obligation	-	-	2,378,445
Depreciation	266	8,915	137,932
Reduction of escrow receivable from research and development	-	-	272,700
Unrealized gain on financial instrument	(5,469)	(214,620)	(4,722,632)
Interest expense from amortization of discount on secured promissory note	16,603	-	266,603
Minority interest in net loss	(84,153)	-	(84,153)
Reduction of legal costs	-	-	(130,000)
Write-off of subscriptions receivable	-	-	112,500
Impairment loss on assets	-	-	9,709
Gain on disposal of assets, net of losses	-	-	(228,445)
Write-off of receivable	-	-	562,240
Note payable issued for litigation	-	-	385,000
Changes in operating assets and liabilities
Accounts receivable	-	-	(7,529)
Prepaid expenses	20,050	-	(31,023)
Accounts payable and accrued expenses	553,649	331,578	4,771,661
Net Cash Provided by (Used in) Operating Activities	(266,210)	29,602	(11,645,973)
Cash Flows From Investing Activities
Plantation development costs	(1,259,502)	-	(1,568,279)
Purchase of property and equipment	(296,411)	-	(517,745)
Proceeds from disposal of assets	-	-	310,000
Change in deposits	(12,691)	-	(63,791)
Issuance of note receivable	-	-	(313,170)
Payments received on note receivable	-	-	130,000
Net Cash Used in Investing Activities	(1,568,604)	-	(2,022,985)
Cash Flows From Financing Activities
Proceeds from common stock, preferred stock, and warrants for cash	75,000	-	11,324,580
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	957,191	-	957,191
Contributed equity	-	-	131,374
Proceeds from notes payable and related warrants	250,000	-	1,936,613
Payments on notes payable	(50,000)	-	(951,287)
Proceeds from convertible notes payable	-	-	571,702
Payments on convertible notes payable	-	-	(98,500)
Net Cash Provided by Financing Activities	1,232,191	-	13,871,673
Net Increase (Decrease) in Cash and Cash Equivalents	(602,623)	29,602	202,715
Cash and Cash Equivalents at Beginning of Period	805,338	47,658	-
Cash and Cash Equivalents at End of Period	202,715	77,260	202,715

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,823	$-
Noncash Investing and Financing Activities:
Reclassification of financial instrument to permanent equity	$2,161,045	$-
Acquisition of land in exchange for mortgage note payable	2,051,282	-
Exchange of Series A preferred stock for common stock	514,612	-
Release of common stock held in escrow	493,292	-
Accrual of return on minority interest	21,377	-

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – History and Basis of Presentation

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

Effective April 23, 2008, the Company entered into a limited liability company agreement to form GCE Mexico I, LLC (GCE Mexico) along with six unaffiliated investors. The Company owns 50% of the common membership interest of GCE Mexico and four of the unaffiliated investors own the other 50% of the common membership interest. Additionally, a total of 1,000 preferred membership units were issued to two of the unaffiliated investors. GCE Mexico owns a 99% interest in Asideros Globales Corporativo, a corporation newly organized under the laws of Mexico (Asideros), and the Company owns the remaining 1% directly. Commencing in April 2008, the Company has consolidated the financial statements of GCE Mexico and Asideros with its financial statements. The ownership interests of the six unaffiliated investors in GCE Mexico is presented as Minority Interest in the accompanying consolidated financial statements. GCE Mexico was organized primarily to, among other things, acquire land in Mexico through Asideros for the cultivation of the Jatropha plant.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended June 30, 2008, may not be indicative of the results that may be expected for the year ending December 31, 2008.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Loss per Common Share

Loss per share amounts are computed by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible notes, convertible preferred stock, and common stock held in escrow are currently antidilutive and have been excluded from the calculations of diluted loss per share at June 30, 2008 and 2007, as follows:

	June 30,
	2008	2007

Convertible notes	128,671	128,671
Convertible preferred stock - Series A	-	229,236,317
Convertible preferred stock - Series B	11,818,181	-
Warrants	29,742,552	38,973,861
Compensation-based stock options and warrants	49,383,000	29,883,000
Common stock held in escrow	4,567,519	-
	95,639,923	298,221,849

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities– including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. The Company adopted SFAS 159 effective January 1, 2008, but did not elect to fair value any of the eligible assets or liabilities. Therefore, the adoption of SFAS 159 did not have any impact on its financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating this new statement. Based on the current consolidated financial statements, if SFAS 160 were effective, the minority interest in the consolidated balance sheet would be presented as noncontrolling interest in Owners’ Equity (Deficit), the minority interest in net loss would be included in consolidated net loss in the consolidated statement of operations, and the footnotes would include expanded disclosure regarding the ownership interests of the Company and of the noncontrolling interests.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Going Concern Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss applicable to common shareholders of $1,258,296 and $4,414,884 during the six-month period ended June 30, 2008 and the year ended December 31, 2007, respectively, and has incurred losses applicable to common shareholders since inception of the development stage of $26,697,665. The Company also used cash in operating activities of $266,210 and $709,278 during the six-month period ended June 30, 2008 and the year ended December 31, 2007, respectively. At June 30, 2008, the Company has negative working capital of $6,874,541 and a stockholders’ deficit of $5,848,523. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company discontinued its former bio-pharmaceutical business during the quarter ended March 31, 2007. Management plans to meet its cash needs through various means including selling intellectual assets related to its former bio-pharmaceutical business, securing financing, and developing a new business model. In order to fund its new operations related to the cultivation of the Jatropha plant, the Company sold Series B preferred stock during the quarter ended December 31, 2007 in the amount of $1,300,000 and issued a secured promissory note under which the Company has current borrowings of $450,000. The Company is developing a new business operation to participate in the rapidly growing bio-diesel industry. The Company expects to be successful in this new venture, but there is no assurance that its business plan will be economically viable. The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Jatropha Business Venture

Having agreed to discontinue its bio-pharmaceutical operations and dispose of the related assets, the Company considered entering into a number of other businesses that would enable it to be able to provide the shareholders with future value. The Company’s Board of Directors decided to develop a business to produce and sell seed oils, including seed oils harvested from the planting and cultivation of the Jatropha curcas plant, for the purpose of providing feedstock oil intended for the generation of methyl ester, otherwise known as bio-diesel (the “Jatropha Business”). The Company’s Board concluded that there was a significant opportunity to participate in the rapidly growing biofuels industry, which previously was mainly driven by high priced, edible oil-based feedstock. In order to commence its new Jatropha Business, the Company entered into various transactions during September and October of 2007, including: (i) hired Richard Palmer, an energy consultant, and a member of Global Clean Energy Holdings LLC (“Global”) to act as its new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide it with consulting services related to the development of the Jatropha Business, (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel from Global, and (iv) engaged Corporativo LODEMO S.A DE CV to assist with the development of the Jatropha Business in Mexico. Since entering into these transactions, the Company has identified certain real property in Mexico it believes to be suitable for cultivating the Jatropha plant. In addition, during April 2008, the Company entered into a limited liability company agreement to form GCE Mexico I, LLC (GCE Mexico). Through Asideros Globales Corporativo (Asideros), a Mexican corporation of which GCE Mexico holds a 99% equity interest, land has been acquired in Mexico for the cultivation of the Jatropha plant. All of these transactions are described in further detail in the remainder of this note to the consolidated financial statements.

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

The term of the agreement is twelve (12) months, or until the scope of work under the agreement has been completed. Mobius will supervise the hiring of certain staff to serve in management and operations roles of the Company, or hire such persons to provide similar services as independent contractors. Mobius’ compensation for the services provided under the agreement is a monthly retainer of $45,000. The Company will also reimburse Mobius for reasonable business expenses incurred in connection with the services provided. The agreement contains customary confidentiality provisions with respect to any confidential information disclosed to Mobius or which Mobius receives while providing services under the agreement. Under this agreement, the Company has paid Mobius or accrued $149,341 during the three months ended June 30, 2008, of which $19,831 was expensed as compensation to Mobius and $129,510 was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives. For the six months ended June 30, 2008, the Company has paid Mobius or accrued $293,165, of which $42,155 was expensed as compensation to Mobius and $251,010 was capitalized as plantation development costs

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

LODEMO Agreement

On October 15, 2007, the Company entered into a service agreement with Corporativo LODEMO S.A DE CV, a Mexican corporation (the LODEMO Group). The Company had decided to initiate its Jatropha Business in Mexico, and had identified parcels of land in Mexico to plant and cultivate Jatropha. In order to obtain all of the logistical and other services needed to operate a large-scale farming and transportation business in Mexico, the Company entered into the service agreement with the LODEMO Group, a privately held Mexican company with substantial land holdings, significant experience in diesel distribution and sales, liquids transportation, logistics, land development and agriculture.

Under the supervision of the Company’s management and Mobius, the LODEMO Group is responsible for the establishment, development, and day-to-day operations of the Jatropha Business in Mexico, including the extraction of the oil from the Jatropha seeds, the delivery of the Jatropha oil to buyers, the purchase or lease of land in Mexico, the establishment and operation of one or more Jatropha nurseries, the clearing, planting and cultivation of the Jatropha fields, the harvesting of the Jatropha seeds, the operation of the Company’s oil extraction facilities, and the logistics associated with the foregoing. Although the LODEMO Group is responsible for identifying and acquiring the farmland, ownership of the farmland or any lease thereto will be held directly by the Company or by a Mexican subsidiary of the Company. The LODEMO Group will be responsible for hiring and managing all necessary employees. All direct and budgeted costs of the Jatropha Business in Mexico will be borne by the Company.

The LODEMO Group will provide the foregoing and other necessary services for a fee primarily based on the number of hectares of Jatropha under cultivation. The Company has agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement has a 20-year term but may be terminated earlier by the Company under certain circumstances. The LODEMO Group will also potentially receive incentive compensation for controlling costs below the annual budget established by the parties, production incentives for increased yield and a sales commission for biomass sales. Under this agreement, the Company has paid the LODEMO Group or accrued $567,961 during the three months ended June 30, 2008, all of which was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives. During the six months ended June 30, 2008, the Company has paid the LODEMO Group or accrued $670,444, all of which has been capitalized as plantation development costs.

GCE Mexico I, LLC

Effective April 23, 2008, the Company entered into a limited liability company agreement (“LLC Agreement”) to form GCE Mexico I, LLC, a Delaware limited liability company (GCE Mexico), with six unaffiliated investors (collectively, the Investors). GCE Mexico was organized primarily to acquire approximately 5,000 acres of farm land (the Jatropha Farm) in the State of Yucatan in Mexico to be used primarily for the (i) cultivation of Jatropha curcas, (ii) the marketing and sale of the resulting fruit, seeds, or pre-processed crude Jatropha oil, whether as biodiesel feedstock, biomass or otherwise, and (iii) the sale of carbon value, green fuel value, or renewable energy credit value (and other similar environmental attributes) derived from activities at the Jatropha Farm.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Under the LLC Agreement, the Company owns 50% of the issued and outstanding common membership units of GCE Mexico. The remaining 50% of the common membership units was issued to five of the Investors. The Company and the other owners of the common membership interest were not required to make capital contributions to GCE Mexico.

In addition, two of the Investors agreed to invest approximately $4.2 million in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico. An aggregate of 1,000 preferred membership units were issued to these two Investors who have agreed to make capital contributions to GCE Mexico of up to $2,232,624, in installments and as required, to fund the development and operations of the Jatropha Farm. Shortly after entering into the LLC Agreement, the preferred members made an initial capital contribution of $957,191 toward the development of the Jatropha Farm. Additional capital contributions of $692,522 have been received by GCE Mexico from these Investors in July 2008. These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the balance of their preferred membership interest. These investors also directly funded the purchase of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282. The land was acquired in the name of Asideros and Asideros issued a mortgage in the amount of $2,051,282 in favor of these two Investors. Since the acquisition of the land, approximately 190 acres of have have been improved so far, the irrigaton system for 900 hunded acres is being returned to operation, and roads have been developed on all of the land. Furthermore, heavy equipment is now in place that will greatly facilitate rapid improvement and planting.

According to the LLC Agreement, the net loss of GCE Mexico is allocated to the members according to the investment balances. Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest. The Minority Interest presented in the accompanying consolidated balance sheet includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and excludes any common membership interest in GCE Mexico held by the Company. Accordingly, the Minority Interest is composed of the following elements at June 30, 2008:

Capital contribution from preferred membership interest	$957,191
Allocation of net loss of GCE Mexico to the preferred membership interest	(84,153)
Accrual of preferential return for the preferred membership interest	(21,377)
Investment of common membership interest held by other Investors, excluding the Company	-

Minority Interest	$851,661

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Property and Equipment

Property and equipment are as follows:

	June 30,	December 31,
	2008	2007

Land	$2,051,282	$-
Plantation development costs	1,568,279	308,777
Plantation equipment	286,545	-
Office equipment	10,993	1,127

Total cost	3,917,099	309,904
Less accumulated depreciation	(829)	(563)

Property and equipment, net	$3,916,270	$309,341

The Company has capitalized farming equipment and costs related to the development of land for plantation use in accordance with AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives. Plantation development costs are not currently being depreciated. Upon completion of the plantation development, those costs will be depreciated over the useful life of the related asset. The plantation development costs are located in Mexico.

Late in June 2008, GCE Mexico has also purchased two pieces of heavy equipment for purposes of rapidly clearing the land, preparing the land for planting, and actually planting the Jatropha trees. The cost of the equipment was $286,545, including freight.

Note 5 – Accrued Payroll and Payroll Taxes

Accrued payroll and payroll taxes principally relate to unpaid compensation for officers and directors that are no longer affiliated with the Company. Accrued payroll taxes will become due upon payment of the related accrued compensation. Accrued payroll and payroll taxes are composed of the following:

	June 30,	December 31,
	2008	2007

Former Chief Executive Officer, resigned 2007, including $500,000 under the Release and Settlement Agreement	$570,949	$583,333
Other former Officers and Directors	311,200	311,200
Accrued payroll taxes on accrued compensation to former officers and directors	38,510	38,510
Accrued payroll, vacation, and related payroll taxes for current officers	79,001	17,928

Accrued payroll and payroll taxes	$999,660	$950,971

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

Note 6 – Secured Promissory Note

In order to fund ongoing operations pending closing of the sale of the SaveCream Assets, the Company entered into a loan agreement with, and issued a promissory note in favor of, Mercator Momentum Fund III, L.P. (Mercator) in September 2007. At that time, Mercator, along with two other affiliates, owned all of the issued and outstanding shares of the Company’s Series A Convertible Preferred Stock, and is considered a related party to the Company. The loan is secured by a lien on all of the assets of the Company. Under the loan agreement, interest was originally payable on the loan at a rate of 12% per annum, payable monthly.

Pursuant to the loan agreement, Mercator made available to the Company a secured term credit facility in principal amount of $1,000,000. The promissory note initially was due and payable on December 14, 2007. As of December 13, 2007, the Company owed Mercator $250,000 under the loan. Mercator agreed to extend the maturity date of the $250,000 to February 21, 2008. In March, 2008, the loan was paid down to $200,000 and the maturity date was extended to June 21, 2008. In May 2008, the Company and Mercator entered into an amendment to the loan agreement, whereby, Mercator loaned the Company and additional $250,000 increasing the outstanding balance to $450,000. In connection with the amendment, the interest rate was reduced to 8.68% and the due date was extended to August 19, 2008. The maturity date has subsequently been further extended to September 19, 2008. Additionally, as part of the amendment, the Company issued Mercator a two-year warrant to purchase 581,395 shares of common stock at $0.129 per share.

The proceeds of $250,000 resulting of the amendment of the loan agreement have been allocated between the promissory note and the warrant based on the relative fair value of each instrument. The fair value of the warrant was estimated on the date of issuance using the Black-Scholes option pricing model. The assumptions used for valuing the warrant were risk-free interest rate of 2.4%, volatility of 168%, expected life of 2.0 years, and dividend yield of zero. The allocation resulted in a $36,369 discount to the promissory note, which is being amortized as additional interest over the period from May 19, 2008 through the new due date of August 19, 2008. At June 30, 2008, the promissory note is reflected in the accompanying consolidated balance sheet at $450,000, less the unamortized discount of $19,766.

Note 7 – Financial Instrument

The conversion feature of the Series A Convertible Preferred Stock had more of the attributes of an equity instrument than of a liability instrument, and thus was not considered a derivative. However, at the time of issuance, the Company was unable to guarantee that there would be enough shares of authorized common stock to settle other “freestanding instruments.” Accordingly, all of the warrants attached to the convertible preferred stock were measured at their fair value and recorded as a liability in the financial statements characterized as a “Financial Instrument”. For these same reasons, all other warrants and options outstanding on March 11, 2005 or issued during the remainder of 2005 and through 2007 (except for stock options issued to employees) were measured at their fair value and recorded as additional liability in the financial statements. As of December 31, 2007, the fair value of this liability was recorded at $2,166,514.

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

Note 8 – Common and Preferred Stock

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

Release of Shares Held in Escrow

Under the Global Agreement, 27,405,111 shares of common stock were held in escrow by the Company, subject to forfeiture in the event that certain specified performance and market-related milestones were not achieved. Upon the satisfaction, from time to time, of the operational and market capitalization condition milestones, the restricted shares were to be released by the Company from escrow and delivered to the buyers in accordance with the terms and conditions of the Global Agreement.

With the acquisition of the land for the Jatropha Farm during the three months ended June 30, 2008, the operational milestones were satisfied under the Global Agreement. Consequently, 13,702,556 shares of common stock being held in escrow have been released to the former owners of Global Clean Energy Holdings, LLC.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended June 30, 2008, the second market-related milestones under the Global Agreement were satisfied, which resulted in the release of 4,567,518 shares of common stock being held in escrow. Previously, during the three months ended December 31, 2007, the first market-related milestones were satisfied, which also resulted in the release of 4,567,518 shares of common stock being held in escrow. There are 4,567,519 shares of common stock held in escrow at June 30, 2008, which will be released upon the satisfaction of the third market-related milestones.

Note 9 – Stock Options and Warrants

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance thereunder. As more fully described in Note 10, the Company issued stock options during the six months ended June 30, 2008 to acquire 4,500,000 million shares of the Company’s common stock. During the six months ended June 30, 2007, the Company issued compensation-based warrants to purchase 10,000,000 shares of common stock. The warrants have an exercise price of $0.03 per share, contain a cashless exercise provision, and expire ten years from date of issue. No income tax benefit has been recognized for share-based compensation arrangements and no compensation cost has been capitalized in the balance sheet.

A summary of the status of options and compensation-based warrants at June 30, 2008, and changes during the six months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2008	44,883,000	$0.03
Granted	4,500,000	0.05
Expired	-	-

Outstanding at June 30, 2008	49,383,000	$0.03	7.0 years	$1,905,000

Exercisable at June 30, 2008	33,383,000	$0.03	8.1 years	$1,425,000

At June 30, 2008, options to acquire 80,000 shares of common stock have no stated contractual life. The fair value of each stock option grant and compensation-based warrant is estimated on the date of grant or issuance using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the six months ended June 30, 2008 was $0.042. The weighted-average assumptions used for options granted during the six months ended June 30, 2008 were risk-free interest rate of 2.4%, volatility of 127%, expected life of 5.2 years, and dividend yield of zero. The weighted- average fair value of compensation-based warrants issued during the six months ended June 30, 2007 was $0.029. The weighted-average assumptions used for compensation-based warrants issued during the six months ended June 30, 2007 were risk-free interest rate of 4.8%, volatility of 134%, expected life of ten years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Share-based compensation from all sources recorded during the three months and six months ended June 30, 2008 were $167,081 and $246,790, respectively. Share-based compensation from all sources for the three months and six months ended June 30, 2007 were $0 and $292,000, respectively. Share-based compensation has been included in the accompanying Consolidated Statements of Operations as follows:

Period Reported	General and Administrative Expense	Loss from Discontinued Operations	Total

Three months ended June 30, 2008	$167,081	$-	$167,081
Six months ended June 30, 2008	246,790	-	246,790
Three months ended June 30, 2007	-	-	-
Six months ended June 30, 2007	175,200	116,800	292,000

As of June 30, 2008, there is approximately $407,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 2.0 years.

Stock Warrants

A summary of the status of the warrants outstanding at June 30, 2008, and changes during the six months then ended is presented in the following table:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at January 1, 2008	31,033,379	$0.022
Issued	581,395	$0.129
Expired	(1,872,222)	$0.180

Outstanding at June 30, 2008	29,742,552	$0.015

Note 10 – Employment Agreement

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

The Company granted Mr. Nelson an option (the Initial Option) to acquire up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.05. The Initial Option vests in tranches of 500,000 shares after 90 days, nine months, fifteen months, and two years of the employment term. The Initial Option expires after 10 years. The Company also granted Mr. Nelson an option (the Performance Option) to acquire up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.05, subject to the Company’s achievement of certain market capitalization goals. The Performance Option expires after five years.

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

Note 11 – Discontinued Operations

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

Plan to Sell Former Business

On March 8, 2007, the Company entered into a binding letter of intent with Eucodis Pharmaceuticals Forschungs und Entwicklungs GmbH, an Austrian company (Eucodis), regarding their intent to proceed with the evaluation, negotiation, and execution of a sale and purchase agreement related to certain assets of the Company. On July 6, 2007, the Company entered into a sale and purchase agreement (the Asset Sale Agreement) with Eucodis, pursuant to which Eucodis agreed to acquire certain assets of the Company in consideration for a cash payment and the assumption by Eucodis of certain indebtedness of the Company. The assets to be acquired by Eucodis pursuant to the Asset Sale Agreement included all of the Company’s right, title and interest in all patents, patent applications, United States and foreign regulatory files and data, pre-clinical study data and anecdotal clinical trial data concerning SaveCream. In addition, at the closing of the sale, the Company was to assign to Eucodis all of its right, title and interest in a co-development agreement with Eucodis, dated as of July 29, 2006, related to the co-development and licensing of SaveCream (including the intellectual property rights acquired in connection with that development) and their rights under certain other contracts relating to SaveCream. The sale to Eucodis was scheduled to close at the end of January 2008 after the Company’s shareholders approved the sale. On January 29, 2008, the shareholders of the Company approved the transaction. Shortly before the scheduled closing, Eucodis informed the Company that it was unable to complete the transaction as agreed because it had insufficient funds and needed to obtain additional financing.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

The Company thereafter commenced discussions with Eucodis regarding the possibility of obtaining financing and possibly deferring the closing of the sale. However, as of February 27, 2008, Eucodis still had not obtained sufficient financing to complete its purchase of the SaveCream technology. Accordingly, on February 27, 2008, the Company delivered to Eucodis a letter formally notifying Eucodis that the Asset Agreement had been terminated. On February 29, 2008, Eucodis informed the Company that (i) it was completing an agreement for financing, which financing would provide Eucodis with sufficient funds to purchase the SaveCream assets for the purchase price, and substantially on the terms set forth in the Asset Sale Agreement, and (ii) that it still desired to complete the transaction contemplated by the Asset Sale Agreement. On February 29, 2008, the Company prepared a letter agreement again agreeing to sell the SaveCream assets to Eucodis on substantially the terms set forth in the Asset Sale Agreement (as amended). Under the letter agreement, the sale to Eucodis was scheduled to occur at such time as Eucodis completed its financing, but in no event later than April 30, 2008. As of April 30, 2008, Eucodis had not completed its financing, therefore, the Asset Sale Agreement, as amended by the Letter Agreement, terminated on its own terms. The Company continued discussions with Eucodis and explored other potential purchasers of SaveCream. All discussions and agreements with Eucodis were terminated in July 2008 due to their inability to obtain their own pending financing. As a result of the failed funding of Eucodis they were forced to cease their operations. However, the principal of Eucodis has agreed to continue to work with the Company in connection with the sale of the Company’s legacy assets.

The Company is currently in discussions to sell one of the SaveCream patents (the cosmetic application) for approximately €200,000 (or approximately US $388,000 based on the currency conversion rate in effect as of June 30, 2008) to a European buyer. This entity has also indicated that it is interested in purchasing the remaining SaveCream asset. Although management is taking steps to market and sell the SaveCream assets to this buyer and other potential buyers, no assurance can be given that this sale will actually be completed in the near future, or ever.

Accounting for Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all revenue and expense related to the operations of its bio-pharmaceutical business as discontinued operations. For all periods prior to March 2007, the Company has reclassified all revenue and operating expenses to discontinued operations, except for estimated general corporate overhead, because all of its operations related to the discontinued technologies. For the three months and six months ended June 30, 2008, the “Loss from Discontinued Operations” consists solely of the foreign currency transaction loss related to Current Liabilities Associated with Assets Held for Sale that are denominated in euros. The assets that were under contract to be sold to Eucodis have no carrying value in the accompanying balance sheet, while the liabilities that were to be assumed in the planned sale have been segregated in the accompanying balance sheets and are characterized as Current Liabilities Associated with Assets Held for Sale. The Company has not recorded any gain or loss through June 30, 2008 associated with the planned sale of the SaveCream assets. The following table presents the main classes of assets and liabilities associated with the discontinued business.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

	June 30,	December 31,
	2008	2007

Assets:	$-	$-

Liabilities:
Current liabilities:
Accounts payable	$439,414	$412,415
Research and development obligation	2,913,380	2,701,555
	$3,352,794	$3,113,970

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

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “our company,” and “Company” refer to Global Clean Energy Holdings, Inc., a Utah corporation, and, unless the context indicates otherwise, also includes the following subsidiaries: (i) MDI Oncology, Inc., a Delaware corporation, (ii) Global Clean Energy Holdings LLC, a Delaware limited liability company, (iii) GCE Mexico I, LLC, a Delaware limited liability company, and (iv) Asideros Globales Corporativo, a corporation organized under the laws of Mexico.

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

Early in 2007, our Board of Directors determined that we could no longer fund the development of our two drug candidates and that we could not obtain additional funding for these drug candidates. Our Board also evaluated the value of the SaveCream drug candidate that was being co-developed with Eucodis Pharmaceuticals Forschungs – und Entwicklungs GmbH, an Austrian company now known as Eucodis Pharmaceuticals GmbH (“Eucodis”), and the return we could expect for our shareholders, and determined that the highest value for this drug candidate could be realized through a sale of that drug candidate to Eucodis. Accordingly, our Board sought to maximize the return from these assets through their sale.

On July 6, 2007, we entered into an agreement with Eucodis to sell SaveCream, and on January 29, 2008, our shareholders approved the sale of the SaveCream asset to Eucodis. However, Eucodis was unable to complete the purchase of the assets, and our agreement to sell the SaveCream assets to Eucodis has expired. We are currently still trying to sell our SaveCream technologies and other medical technologies. If we are unable to sell some or all of these medical assets in the near future, we intend to engage an investment banking firm to assist us in the sale.

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

Effective April 23, 2008, we entered into a limited liability company agreement (“LLC Agreement”) for GCE Mexico I, LLC, a Delaware limited liability company (“GCE Mexico”), with six other unaffiliated investors (collectively, “Investors”). GCE Mexico was organized primarily to acquire approximately 5,000 acres of farm land (the “Jatropha Farm”) in the State of Yucatan in Mexico to be used primarily for the (i) cultivation of Jatropha curcas, (ii) the marketing and sale of the resulting fruit, seeds, or pre-processed crude Jatropha oil, whether as biodiesel feedstock, biomass or otherwise, and (iii) the sale of carbon value, green fuel value, or renewable energy credit value (and other similar environmental attributes) derived from activities at the Jatropha Farm.

Under the LLC Agreement, we own 50% of the issued and outstanding common membership units of GCE Mexico. The remaining 50% in common membership units were issued to the Investors. In addition, an aggregate of 1,000 preferred membership units were issued to two Investors (“Preferred Members”) who have agreed to invest approximately $4.2 million in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico. An aggregate of 1,000 preferred membership units were issued to these two Investors who have agreed to make capital contributions to GCE Mexico of up to $2,232,624, in installments and as required, to fund the development and operations of the Jatropha Farm. We are not required to make capital contributions to GCE Mexico.

Shortly after entering into the LLC Agreement, the preferred members made an initial capital contribution of $957,191 toward the development of the Jatropha Farm. These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the balance of their preferred membership interest. These Investors also directly funded the purchase of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282.

Recent Developments.

Secured Promissory Note

Effective May 19, 2008, the Mercator Momentum Fund III, L.P. (“Mercator”) agreed to lend us an additional $250,000 under the $1 million secured credit facility that we entered into with Mercator on September 7, 2007. Prior to this additional loan, we had borrowed and outstanding $200,000 under this facility. Interest is payable on the new aggregate outstanding balance of this facility (i.e. $450,000) at a rate of 8.68% per annum. The new aggregate outstanding balance of this facility (i.e. $450,000), originally scheduled to be repaid by August 19, 2008, has been extended and now will mature become payable on September 19, 2008. The loans are secured by a first priority lien on all of our assets.

Sale of Legacy Pharmaceutical Assets

We are currently in discussions to sell one of the SaveCream patents (the cosmetic application) for approximately €200,000 (or approximately U.S. $388,000 based on the currency conversion rate in effect as of June 30, 2008) to a European buyer. This entity has also indicated that it is interested in purchasing the remaining SaveCream asset. Although, we are taking steps to market and sell the SaveCream assets to this buyer and other potential buyers, no assurance can be given that this sale will actually be completed in the near future, or ever.

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

Results of Operations

We continue to work to consummate the sale of our prior bio-pharmaceutical operations. Pursuant to accounting rules for discontinued operations, we have classified all revenue and expense in the accompanying financial statements related to the operations of our bio-pharmaceutical business as “discontinued operations.” Since all of our operations prior to March 2007 related to the bio-pharmaceutical business, all of our revenue and expense, with the exception of estimated general corporate overhead, has been reclassified into “Loss from Discontinued Operations” in the accompanying Condensed Consolidated Statements of Operations for all periods presented.

Revenues and Gross Profit. We are a development stage company, and have not had significant revenues from our operations or reached the level of our planned operations. We discontinued our prior bio-pharmaceutical operations during March 2007. In September 2007, we commenced operations in our new Jatropha business, but we are still are in the pre-development agricultural stage of our operations and, therefore, do not anticipate generating significant revenues from the sale of bio-fuel products until 2009. We are, however, attempting to generate cash in 2008 from the forward sale of carbon credits and possibly from future oil delivery contracts. As a development stage company, we have no recognized revenue in the three months or six months ended June 30, 2008.

Operating Expenses. Our general and administrative expenses related to continuing operations for the three months and the six months ended June 30, 2008 were $503,886 and $1,014,911, respectively, compared to $103,678 and $355,005 for the three months and the six months ended June 30, 2007. General and administrative expenses includes share-based compensation of $167,081 and $246,790 for the three months and the six months ended June 30, 2008, respectively, and zero and $175,200 for the three months and the six months ended June 30, 2007, respectively. For the three months and the six months ended June 30, 2008, general and administrative expenses principally include expenses such as compensation paid to officers and employees, share-based compensation, insurance, director fees, accounting costs, legal costs, consulting expenses, payments for third-party services, and travel expenses incurred in connection with our Jatropha operations. For the three months and the six months ended June 30, 2007, general and administrative expenses principally included expenses such as director fees, accounting costs, certain legal costs, certain consulting expenses, and an allocation of our employees’ compensation as general corporate overhead. During 2007, other general and administrative expenses more directly related to the operation and disposal of our bio-pharmaceutical business were included in Loss from Discontinued Operations.

We have not recorded any research and development cost in association with our new Jatropha business. Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives. Plantation development costs are not currently being depreciated. Upon completion of the plantation development, those costs will be depreciated over the useful life of the related asset.

Other Income/Expense. During the three months and the six months ended June 30, 2007, we recorded $20,601 and $214,620, respectively, as unrealized gain on financial instrument. This non-cash gain is the result of the periodic revaluation of certain warrants classified as a liability in the financial statements because we were unable to guarantee that there would be enough shares of authorized common stock to settle “freestanding instruments.” Accordingly, all of the warrants attached to the convertible preferred stock resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005, as well as other warrants and options outstanding on March 11, 2005 or issued during the remainder of 2005 and through 2007 (except for stock options issued to employees) were measured at their fair value and recorded as additional liability in the financial statements characterized as a “Financial Instrument.” For the period from December 31, 2007 through January 29, 2008, the fair value of this liability decreased by $5,469. On January 29, 2008, the shareholders of the Company approved an increase in the number of authorized shares of common stock from 250 million to 500 million. Consequently, we are now able to settle all ‘freestanding instruments” and reclassified the liability, characterized in the accompanying financial statements as “Financial Instrument”, in the amount of $2,161,045, as permanent equity in January 2008.

Interest income has not been significant in any of the periods covered by this report. Interest expense for the three months and six months ended June 30, 2008 was $61,293 and $76,323, respectively, compared to $8,011 and $15,751 for the three months and the six months ended June 30, 2007, respectively. The increase during 2008 is primarily attributable to the new mortgage in the amount of $2,051,282 for the land purchase in Mexico in April 2008, and secondarily attributable to the borrowings under the secured promissory note commencing during the fourth quarter of 2007.

Loss from Discontinued Operations. Our Income or Loss from Discontinued Operations was income of $8,960 for the three months ended June 30, 2008 and a loss of $244,350 for the six months ended June 30, 2008, compared to losses of $185,641 and $294,804 for the corresponding periods of 2007. For the three months and the six months ended June 30, 2008, the Income or Loss from Discontinued Operations consists solely of the foreign currency transaction gain or loss related to changes in the exchange rate on certain liabilities included in “Current Liabilities Associated with Assets held for Sale” that are denominated in euros. For the three months and the six months ended June 30, 2007, the Loss from Discontinued Operations includes revenue of zero and $200,000, respectively, reduced by expenses related to the operation and disposal of our bio-pharmaceutical business.

Liquidity And Capital Resources

As of June 30, 2008, we had $202,715 in cash and had a working capital deficit of $6,874,541. Since our inception, we have financed our operations primarily through private sales of equity and debt financing.

Our ability to fund our liquidity and working capital needs will be dependent upon certain pending and potential transactions. The principal pending transaction is the sale of certain of our legacy pharmaceutical assets. In July 2007, we executed an Asset Sale Agreement with Eucodis pursuant to which we agreed to sell our SaveCream asset for an aggregate of €4,007,534 (or approximately U.S. $6,331,904 based on the currency conversion rate of $1: €1.58, in effect as of June 30, 2008). Earlier this year, we entered into a letter agreement with Eucodis pursuant to which we agreed that the price for the assets (€4,007,534) would remain the same, but that the amount indebtedness that Eucodis is required to assume will be reduced by €332,875, and the amount to be paid at closing would be increased by this €332,875. The closing of the sale to Eucodis was scheduled to occur in April 2008. The closing did not occur, and the letter agreement with Eucodis expired. All discussions and agreements were terminated in July 2008 due to the inability of Eucodis to obtain their own financing. As a result of the failed funding of Eucodis they were forced to cease their operations. However, the principal of Eucodis has agreed to continue to work with the Company in connection with the sale of the Company’s legacy assets to other third parties.

We are currently in discussions to sell one of the SaveCream patents (the cosmetic application) for approximately €200,000, as well as selling the entire SaveCream patent portfolio. Any such sale(s) would provide additional short-term capital. However, no assurance can be given that either the sale of the cosmetics patent or the sale of the remaining SaveCream assets will actually be completed in the near future, or ever.

In September 2007 we entered into the Loan Agreement with Mercator Momentum Fund III, L.P. (“Mercator”). Pursuant to the loan agreement, Mercator made available to us a secured term credit facility in principal amount of up to $1,000,000. Interest was payable on the Loan at a rate of 12% per annum. On May 19, 2008, we drew down an additional $250,000 under this credit facility, making the aggregate balance outstanding $450,000. In addition, the Loan Agreement was amended to provide for interest at an interest rate of 8.68% per annum on the new outstanding principal balance of $450,000. This amount outstanding under the credit facility originally was scheduled for repayment on August 19, 2008, however, the maturity date has been extended to September 19, 2008.

In April 2008, we formed GCE Mexico I, LLC, our new joint venture (“GCE Mexico”), with certain other investors. Pursuant to the operating agreement of GCE Mexico, certain investors who hold preferred membership interests in GCE Mexico agreed to make capital contributions (of approximately $2.1 million) to fund the operating costs of GCE Mexico, and agreed to loan approximately $2 million to GCE Mexico to be used in connection with the acquisition of land for purposes of our Jatropha Business. On April 29, 2008, shortly following the formation of GCE Mexico, these preferred members made an initial capital contribution of $957,191 to GCE Mexico I, LLC, which proceeds are being utilized toward development of our Jatropha Business, and made a loan to GCE Mexico of $2,051,282 that was used for the purchase of approximately 5,000 acres of land in Mexico.

During 2008, we have been funding our operations from the Mercator loans, and from the proceeds of the sale of the Series B Convertible Preferred Stock (in November 2007, we issued 13,000 shares of our newly created Series B Convertible Preferred Stock to two accredited investors for an aggregate of $1,300,000.) However, we do not have sufficient cash to continue our current operations past September 2008 and our business plan calls for significant infusion of additional capital to establish additional Jatropha farms in Mexico and other locations. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional Jatropha farms, nor will the projected proceeds from the SaveCream sale be sufficient for those purposes. Accordingly, we will have to obtain significant additional capital through the sale of additional equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures similar to GCE Mexico. While we have commenced negotiations with third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will have sufficient capital available to continue to operate our business until the end of 2008 or that we will be able to effect our new business plan in the Jatropha Business. If we are not able to raise additional funds in the near term, we may have to reduce our operations, revise our business plan, and either temporarily or permanently cease operations.

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

Based on that evaluation, we have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a small public company in the development stage of our new Jatropha Business, with no current revenues and only 2 employees, as of June 30, 2008. In addition, to date, we have outsourced all of our accounting and bookkeeping functions to a third-party accounting firm.

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

Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Effective May 19, 2008, we issued to Mercator Momentum Fund III, L.P. warrants to acquire up to 581,395 shares of our common stock. The warrants were issued at an exercise price of $0.129 per share of common stock, and expire two years following the date of issuance, i.e., on May 19, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.18	Amendment to Loan and Security Agreement, dated September 7, 2007, between Medical Discoveries, Inc. and Mercator Momentum Fund III, L.P.*
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: August 13, 2008	By:	/s/ Bruce K. Nelson
Bruce K. Nelson Chief Financial Officer