Form 10-Q
period 2008-09-30
Global Clean Energy Holdings, Inc.
filed 2008-11-14
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-12627

GLOBAL CLEAN ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0407858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6033 W. Century Blvd, Suite 895,
Los Angeles, California 90045
(Address of principal executive offices)

(310) 641-4234
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
Yes ☒ No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 11, 2008, the issuer had 239,306,317 shares of common stock outstanding, which includes 4,567,519 shares of common stock currently held in escrow.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.
For the quarter ended September 30, 2008
FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$90,673	$805,338
Subscription receivable	-	75,000
Other current assets	80,435	51,073
Total Current Assets	171,108	931,411

PROPERTY AND EQUIPMENT
Land	2,051,282	-
Plantation development costs	1,791,860	308,777
Plantation equipment	509,037	-
Office equipment	10,993	1,127
	4,363,172	309,904
Less accumulated depreciation	(11,501)	(563)
	4,351,671	309,341

OTHER ASSETS	2,691	-
TOTAL ASSETS	$4,525,470	$1,240,752

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,477,740	$1,243,877
Accrued payroll and payroll taxes	1,064,434	950,971
Accrued interest payable	443,072	300,651
Accrued return on minority interest	67,983	-
Secured promissory note	450,000	250,000
Notes payable to shareholders	56,000	56,000
Convertible notes payable	193,200	193,200
Financial instrument	-	2,166,514
Current liabilities associated with assets held for sale	3,081,158	3,113,970
Total Current Liabilities	6,833,587	8,275,183

MORTGAGE NOTE PAYABLE	2,051,282	-

MINORITY INTEREST	1,392,451	-

STOCKHOLDERS' DEFICIT
Preferred stock - no par value; 50,000,000 shares authorized
Series A, convertible; zero and 28,928 shares issued and outstanding, respectively (aggregate liquidation preference of $0 and $2,892,800, respectively)	-	514,612
Series B, convertible; 13,000 shares issued or subscribed (aggregate liquidation preference of $1,300,000)	1,290,735	1,290,735
Common stock, no par value; 500,000,000 shares authorized; 222,036,041 and 174,838,967 shares issued and outstanding, respectively	17,534,474	16,526,570
Additional paid-in capital	3,608,424	1,472,598
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(26,785,906)	(25,439,369)
Total Stockholders' Deficit	(5,751,850)	(7,034,431)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,525,470	$1,240,752

The accompanying notes are an integral part of these financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception of
					the Development Stage
	For the Three Months Ended		For the Nine Months Ended		on November 20, 1991
	September 30,		September 30,		through
	2008	2007	2008	2007	September 30, 2008

Operating Expenses
General and administrative	$345,499	$564,268	$1,360,410	$919,273	$9,260,968
Research and development	-	986,584	-	986,584	986,584

Loss from Operations	(345,499)	(1,550,852)	(1,360,410)	(1,905,857)	(10,247,552)

Other Income (Expenses)
Unrealized gain (loss) on financial instrument	-	(1,735,102)	5,469	(1,520,482)	4,722,632
Interest income	37	124	4,306	394	66,911
Interest expense	(78,921)	(11,501)	(155,244)	(27,252)	(1,392,793)
Interest expense from amortization of discount on secured promissory note	(19,766)	(58,673)	(36,369)	(58,673)	(286,369)
Gain on debt restructuring	-	90,000	-	90,000	2,524,787
Other income	-	-	-	-	906,485

Total Other Income (Expenses)	(98,650)	(1,715,152)	(181,838)	(1,516,013)	6,541,653

Loss from Continuing Operations Before
Minority Interest in Net Loss	(444,149)	(3,266,004)	(1,542,248)	(3,421,870)	(3,705,899)

Minority interest in net loss	105,126	-	189,279	-	189,279

Loss from Continuing Operations	(339,023)	(3,266,004)	(1,352,969)	(3,421,870)	(3,516,620)

Income (Loss) from Discontinued Operations (net of gain on disposal of MDI-P of $258,809 in 2007)	250,782	(60,501)	6,432	(355,305)	(22,577,087)

Net Loss	(88,241)	(3,326,505)	(1,346,537)	(3,777,175)	(26,093,707)

Preferred stock dividend from beneficial conversion feature	-	-	-	-	(692,199)

Net Loss Applicable to Common Shareholders	$(88,241)	$(3,326,505)	$(1,346,537)	$(3,777,175)	$(26,785,906)

Basic and Diluted Loss per Common Share:
Loss from Continuing Operations	$(0.00)	$(0.03)	$(0.01)	$(0.03)
Income (Loss) from Discontinued Operations	$0.00	$(0.00)	$(0.00)	$(0.00)

Net loss	$(0.00)	$(0.03)	$(0.01)	$(0.03)

Basic and Diluted Weighted-Average Common
Shares Outstanding	222,036,041	129,802,551	202,660,451	122,214,575

The accompanying notes are an integral part of these financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception of
			the Development Stage
	For the Nine Months Ended		on November 20, 1991
	September 30,		through
	2008	2007	September 30, 2008
Cash Flows From Operating Activities
Net loss	$(1,346,537)	$(3,777,175)	$(26,093,707)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign currency transaction loss (gain)	(33,076)	199,296	324,315
Gain on debt restructuring	-	(90,000)	(2,524,787)
Share-based compensation for services, expenses, litigation,and research and development	307,139	1,516,268	12,649,880
Commitment for research and development obligation	-	-	2,378,445
Depreciation	815	10,438	138,481
Reduction of escrow receivable from research and development	-	-	272,700
Unrealized loss (gain) on financial instrument	(5,469)	1,520,482	(4,722,632)
Interest expense from amortization of discount on secured promissory note	36,369	58,673	286,369
Minority interest in net loss	(189,279)	-	(189,279)
Reduction of legal costs	-	-	(130,000)
Write-off of subscriptions receivable	-	-	112,500
Impairment loss on assets	-	-	9,709
Gain on disposal of assets, net of losses	-	(258,809)	(228,445)
Write-off of receivable	-	-	562,240
Note payable issued for litigation	-	-	385,000
Changes in operating assets and liabilities
Accounts receivable	-	-	(7,529)
Other current assets	(29,362)	(66,031)	(80,435)
Accounts payable and accrued expenses	614,576	604,571	4,832,588
Net Cash Used in Operating Activities	(644,824)	(282,287)	(12,024,587)
Cash Flows From Investing Activities
Plantation development costs	(1,472,960)	-	(1,781,737)
Purchase of property and equipment	(518,903)	(29,250)	(740,237)
Proceeds from disposal of assets	-	310,000	310,000
Change in deposits	(2,691)	-	(53,791)
Issuance of note receivable	-	-	(313,170)
Payments received on note receivable	-	-	130,000
Net Cash Provided by (Used in) Investing Activities	(1,994,554)	280,750	(2,448,935)
Cash Flows From Financing Activities
Proceeds from common stock, preferred stock, and warrants for cash	75,000	-	11,324,580
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	1,649,713	-	1,649,713
Contributed equity	-	-	131,374
Proceeds from notes payable and related warrants	250,000	250,000	1,936,613
Payments on notes payable	(50,000)	-	(951,287)
Proceeds from convertible notes payable	-	-	571,702
Payments on convertible notes payable	-	-	(98,500)
Net Cash Provided by Financing Activities	1,924,713	250,000	14,564,195
Net Increase (Decrease) in Cash and Cash Equivalents	(714,665)	248,463	90,673
Cash and Cash Equivalents at Beginning of Period	805,338	47,658	-
Cash and Cash Equivalents at End of Period	90,673	296,121	90,673

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,823	$-
Noncash Investing and Financing Activities:
Reclassification of financial instrument to permanent equity	$2,161,045	$-
Acquisition of land in exchange for mortgage note payable	2,051,282	-
Exchange of Series A preferred stock for common stock	514,612	-
Release of common stock held in escrow	493,292	-
Issuance of warrants in satisfaction of accounts payable	124,565	-
Accrual of return on minority interest	67,983	-

The accompanying notes are an integral part of these financial statements.

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

Effective April 23, 2008, the Company entered into a limited liability company agreement to form GCE Mexico I, LLC (GCE Mexico) along with six unaffiliated investors. The Company owns 50% of the common membership interest of GCE Mexico and five of the unaffiliated investors own the other 50% of the common membership interest. Additionally, a total of 1,000 preferred membership units were issued to two of the unaffiliated investors. GCE Mexico owns a 99% interest in Asideros Globales Corporativo, a corporation newly organized under the laws of Mexico (Asideros), and the Company owns the remaining 1% directly. Commencing in April 2008, the Company has consolidated the financial statements of GCE Mexico and Asideros with its financial statements. The ownership interests of the six unaffiliated investors in GCE Mexico is presented as Minority Interest in the accompanying consolidated financial statements. GCE Mexico was organized primarily to, among other things, acquire land in Mexico through Asideros for the cultivation of the Jatropha plant.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended September 30, 2008, may not be indicative of the results that may be expected for the year ending December 31, 2008.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Loss per Common Share

Loss per share amounts are computed by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible notes, convertible preferred stock, and common stock held in escrow are currently antidilutive and have been excluded from the calculations of diluted loss per share at September 30, 2008 and 2007, as follows:

	September 30,
	2008	2007

Convertible notes	128,671	128,671
Convertible preferred stock - Series A	-	57,856,000
Convertible preferred stock - Series B	11,818,181	-
Warrants	29,742,552	35,279,494
Compensation-based stock options and warrants	51,459,083	41,883,000
Common stock held in escrow	4,567,519	27,405,111
	97,716,006	162,552,276

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Going Concern Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss applicable to common shareholders of $1,346,537 and $4,414,884 during the nine-month period ended September 30, 2008 and the year ended December 31, 2007, respectively, and has incurred losses applicable to common shareholders since inception of the development stage of $26,785,906. The Company also used cash in operating activities of $644,824 and $709,278 during the nine-month period ended September 30, 2008 and the year ended December 31, 2007, respectively. At September 30, 2008, the Company has negative working capital of $6,662,479 and a stockholders’ deficit of $5,751,850. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company discontinued its former bio-pharmaceutical business during the quarter ended March 31, 2007. Management plans to meet its cash needs through various means including selling assets related to its former bio-pharmaceutical business, securing financing, entering into joint ventures, and developing a new business model. In order to fund its new operations related to the cultivation of the Jatropha plant, the Company sold Series B preferred stock during the quarter ended December 31, 2007 in the amount of $1,300,000 and issued a secured promissory note under which the Company has current borrowings of $450,000. The Company is developing a new business operation to participate in the rapidly growing bio-diesel industry. The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable. The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Mobius Consulting Agreement

Concurrent with the execution of the Global Agreement, the Company entered into a consulting agreement with Mobius pursuant to which Mobius agreed to provide consulting services to the Company in connection with the Company’s new Jatropha bio-diesel feedstock business. The Company engaged Mobius as a consultant to obtain Mobius’ experience and expertise in the feedstock/bio-diesel market to assist the Company and Mr. Palmer in developing this new line of operations for the Company. Mobius agreed to provide the following services to the Company: (i) manage and supervise a contemplated research and development program contracted by the Company and conducted by the University of Texas Pan American regarding the location, characterization, and optimal economic propagation of the Jatropha plant; and (ii) assist with the management and supervision of the planning, construction, and start-up of plant nurseries and seed production plantations in Mexico, the Caribbean or Central America.

The term of the agreement was twelve months and the scope of work under the agreement has been completed. Mobius supervised the hiring of certain staff to serve in management and operations roles of the Company, or hired such persons to provide similar services as independent contractors. Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000. The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided. The agreement contained customary confidentiality provisions with respect to any confidential information disclosed to Mobius or which Mobius received while providing services under the agreement. Under this agreement, the Company has paid Mobius or accrued $144,114 during the three months ended September 30, 2008, all of which was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives. For the nine months ended September 30, 2008, the Company has paid Mobius or accrued $437,279, of which $42,155 was expensed as compensation to Mobius and $395,124 was capitalized as plantation development costs.

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

The LODEMO Group will provide the foregoing and other necessary services for a fee primarily based on the number of hectares of Jatropha under cultivation. The Company has agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement has a 20-year term but may be terminated earlier by the Company under certain circumstances. The LODEMO Group will also potentially receive incentive compensation for controlling costs below the annual budget established by the parties, production incentives for increased yield and a sales commission for biomass sales. Under this agreement, the Company has paid the LODEMO Group or accrued $208,168 during the three months ended September 30, 2008, all of which was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives. During the nine months ended September 30, 2008, the Company has paid the LODEMO Group or accrued $878,612, all of which has been capitalized as plantation development costs.

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

In addition, two of the Investors agreed to invest approximately $4.2 million in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico. An aggregate of 1,000 preferred membership units were issued to these two Investors who have agreed to make capital contributions to GCE Mexico of up to $2,232,624, in installments and as required, to fund the development and operations of the Jatropha Farm. Shortly after entering into the LLC Agreement, the preferred members made an initial capital contribution of $957,191 toward the development of the Jatropha Farm. Additional capital contributions of $692,522 and $765,438 have been received by GCE Mexico from these Investors in July 2008 and October 2008, respectively. The agreement calls for additional contributions from the Investors over and above the initial capital contributions, as requested by management and as required by the operation. These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

These investors also directly funded the purchase of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282. The land was acquired in the name of Asideros and Asideros issued a mortgage in the amount of $2,051,282 in favor of these two Investors. The mortgage bears interest at the rate of 12% per annum, payable quarterly. The Board has directed that his interest shall continue to accrue until such time as the Board determines that there is sufficient cash flow to pay all accrued interest. The entire mortgage, including any unpaid interest, is due April 23, 2018.

Since the acquisition of the land, approximately 1,050 acres have have been improved so far, 180 acres have been planted, and roads and other infrastructure have been developed on the farm. Furthermore, heavy equipment is now in place that will greatly facilitate rapid improvement and planting.

According to the LLC Agreement, the net loss of GCE Mexico is allocated to the members according to the investment balances. Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest. The Minority Interest presented in the accompanying consolidated balance sheet includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and excludes any common membership interest in GCE Mexico held by the Company. Accordingly, the Minority Interest is composed of the following elements at September 30, 2008:

Capital contribution from preferred membership interest	$1,649,713
Allocation of net loss of GCE Mexico to the preferred membership interest	(189,279)
Accrual of preferential return for the preferred membership interest	(67,983)
Investment of common membership interest held by other Investors, excluding the Company	-

Minority Interest	$1,392,451

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Property and Equipment

Property and equipment are as follows:

	September 30,	December 31,
	2008	2007

Land	$2,051,282	$-
Plantation development costs	1,791,860	308,777
Plantation equipment	509,037	-
Office equipment	10,993	1,127

Total cost	4,363,172	309,904
Less accumulated depreciation	(11,501)	(563)

Property and equipment, net	$4,351,671	$309,341

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

Commencing in June 2008, GCE Mexico has purchased certain equipment for purposes of rapidly clearing the land, preparing the land for planting, and actually planting the Jatropha trees.

Note 5 – Accrued Payroll and Payroll Taxes

Accrued payroll and payroll taxes principally relate to unpaid compensation for officers and directors that are no longer affiliated with the Company. Accrued payroll taxes will become due upon payment of the related accrued compensation. Accrued payroll and payroll taxes are composed of the following:

	September 30,	December 31,
	2008	2007

Former Chief Executive Officer, resigned 2007, including $500,000 under the Release and Settlement Agreement	$570,949	$583,332
Other former Officers and Directors	311,200	311,200
Accrued payroll taxes on accrued compensation to former officers and directors	38,510	38,510
Accrued payroll, vacation, and related payroll taxes for current officers	143,775	17,929
Accrued payroll and payroll taxes	$1,064,434	$950,971

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

Pursuant to the loan agreement, Mercator made available to the Company a secured term credit facility in principal amount of $1,000,000. The promissory note initially was due and payable on December 14, 2007. As of December 13, 2007, the Company owed Mercator $250,000 under the loan. Mercator agreed to extend the maturity date of the $250,000 to February 21, 2008. In March, 2008, the loan was paid down to $200,000 and the maturity date was extended to June 21, 2008. In May 2008, the Company and Mercator entered into an amendment to the loan agreement, whereby, Mercator loaned the Company and additional $250,000 increasing the outstanding balance to $450,000. In connection with the amendment, the interest rate was reduced to 8.68% and the due date was extended to August 19, 2008. The maturity date has subsequently been further extended to January 13, 2009. Additionally, as part of the amendment, the Company issued Mercator a two-year warrant to purchase 581,395 shares of common stock at $0.129 per share.

The proceeds of $250,000 resulting of the amendment of the loan agreement have been allocated between the promissory note and the warrant based on the relative fair value of each instrument. The fair value of the warrant was estimated on the date of issuance using the Black-Scholes option pricing model. The assumptions used for valuing the warrant were risk-free interest rate of 2.4%, volatility of 168%, expected life of 2.0 years, and dividend yield of zero. The allocation resulted in a $36,369 discount to the promissory note, which has been amortized as additional interest over the period from May 19, 2008 through the original extended due date of August 19, 2008 under the amendment.

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

Release of Shares Held in Escrow

Under the Global Agreement, 27,405,111 shares of common stock were held in escrow by the Company, subject to forfeiture in the event that certain specified performance and market-related milestones were not achieved. Upon the satisfaction, from time to time, of the operational and market capitalization condition milestones, the restricted shares were to be released by the Company from escrow and delivered to the buyers in accordance with the terms and conditions of the Global Agreement. With the acquisition of the land for the Jatropha Farm in April 2008, the operational milestones were satisfied under the Global Agreement. Consequently, 13,702,556 shares of common stock being held in escrow have been released to the former owners of Global Clean Energy Holdings, LLC.

During May 2008, the second market-related milestones under the Global Agreement were satisfied, which resulted in the release of 4,567,518 shares of common stock being held in escrow. Previously, during the three months ended December 31, 2007, the first market-related milestones were satisfied, which also resulted in the release of 4,567,518 shares of common stock being held in escrow. There are 4,567,519 shares of common stock held in escrow at September 30, 2008, which will be released upon the satisfaction of the third market-related milestones.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Stock Options and Warrants

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance thereunder. As more fully described in Note 10, the Company granted stock options during the nine months ended September 30, 2008 to acquire 4,500,000 million shares of the Company’s common stock. Additionally, during the nine months ended September 30, 2008, the Company issued compensation-based warrants to purchase 2,076,083 shares of common stock in satisfaction of outstanding accounts payable totaling $124,565. These warrants are exercisable at $0.01 per share and expire five years from the date of issuance. No income tax benefit has been recognized for share-based compensation arrangements. The Company has recognized plantation development costs totaling $124,565 related to the liability that was satisfied by the issuance of warrants in 2008. Otherwise, no share-based compensation cost has been capitalized in the balance sheet.

A summary of the status of options and compensation-based warrants at September 30, 2008, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at January 1, 2008	44,883,000	$0.03
Granted	6,576,083	0.04
Expired	-	-

Outstanding at September 30, 2008	51,459,083	$0.03	6.7 years	$852,282

Exercisable at September 30, 2008	35,459,083	$0.03	7.7 years	$732,282

At September 30, 2008, options to acquire 80,000 shares of common stock have no stated contractual life. Compensation-based warrants issued in satisfaction of accounts payable have been recorded at the amount of the accounts payable. The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model. The weighted-average fair value of such stock options granted during the nine months ended September 30, 2008 was $0.042. The weighted-average assumptions used for these options granted during the nine months ended September 30, 2008 were risk-free interest rate of 2.4%, volatility of 127%, expected life of 5.2 years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Share-based compensation from all sources recorded during the three months and nine months ended September 30, 2008 were $60,349 and $307,139, respectively. Share-based compensation from all sources for the three months and nine months ended September 30, 2007 were $1,224,268 and $1,516,268, respectively. Share-based compensation has been included in the accompanying Consolidated Statements of Operations as follows:

Period Reported	General and Administrative Expense	Research and Development Expense	Loss from Discontinued Operations	Total

Three months ended September 30, 2008	$60,349	$-	$-	$60,349
Nine months ended September 30, 2008	307,139	-	-	307,139
Three months ended September 30, 2007	237,684	986,584	-	1,224,268
Nine months ended September 30, 2007	412,884	986,584	116,800	$1,516,268

As of September 30, 2008, there is approximately $346,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.8 years.

Stock Warrants

A summary of the status of the warrants outstanding at September 30, 2008, and changes during the nine months then ended is presented in the following table:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at January 1, 2008	31,033,379	$0.022
Issued	581,395	$0.129
Expired	(1,872,222)	$0.180

Outstanding at September 30, 2008	29,742,552	$0.015

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

The Company has engaged an investment banking firm to expedite the sale of the SaveCream asset. The Company is currently in discussions with several interested parties. However, the recent contraction of the capital markets has negatively impacted the abilities for several potential purchasers to consummate a purchase. Although, management is taking steps to market and sell the SaveCream assets to potential buyers, no assurance can be given that this sale will actually be completed in the near future, or ever.

Accounting for Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all revenue and expense related to the operations of its bio-pharmaceutical business as discontinued operations. For all periods prior to March 2007, the Company has reclassified all revenue and operating expenses to discontinued operations, except for estimated general corporate overhead, because all of its operations related to the discontinued technologies. For the three months and nine months ended September 30, 2008, the “Income (Loss) from Discontinued Operations” substantially consists of the foreign currency transaction income (loss) related to Current Liabilities Associated with Assets Held for Sale that are denominated in euros. The assets that were under contract to be sold to Eucodis have no carrying value in the accompanying balance sheet, while the liabilities that were to be assumed in the planned sale have been segregated in the accompanying balance sheets and are characterized as Current Liabilities Associated with Assets Held for Sale. The Company has not recorded any gain or loss through September 30, 2008 associated with the planned sale of the SaveCream assets. The following table presents the main classes of assets and liabilities associated with the discontinued business.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30,	December 31,
	2008	2007

Assets:	$-	$-

Liabilities:
Current liabilities:
Accounts payable	$408,777	$412,415
Research and development obligation	2,672,381	2,701,555
	$3,081,158	$3,113,970

Note 12 – Subsequent Event

Acquisition of Jatropha Farm in Belize

On October 29, 2008, the Company entered into a Stock Purchase Agreement with the four shareholders of Technology Alternatives Limited (TAL), a company formed under the Laws of Belize. The former shareholders are unaffiliated persons residing in the United Kingdom. Pursuant to the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of TAL, thereby making TAL a wholly-owned subsidiary of the Company. In consideration for the shares of TAL, the Company issued to the selling shareholders an aggregate of 12,702,757 unregistered shares of the Company’s common stock.

TAL owns and operates a 400 acre farm in subtropical Belize, Central America, that currently is producing Jatropha. TAL has also been performing plant science research and has been providing technical advisory services for propagation of Jatropha for a number of years.

The selling shareholders had previously made loans to TAL to fund the operations of TAL. As of the closing of the transaction contemplated by the Stock Purchase Agreement, the remaining outstanding balance of these loans, in the aggregate, was U.S. $453,611. At the closing, the promissory notes evidencing these loans were replaced by new promissory notes issued by TAL to the selling shareholders. The new notes have the following terms: (i) Interest free for 90 days; (ii) Interest accrues at an annual rate of 8% per annum commencing on the 91st day after the issuance of the notes; (iii) Interest is payable monthly in arrears; (iv) A minimum principal payment of $68,000 is payable during the first 90 days of the notes; (v) The entire remaining unpaid balance of the notes is due and payable on the 180th day following the closing date; (vi) TAL and/or the Company may prepay the notes at any time without penalty, and the Company is required to prepay the notes if and when it receives future funding in an amount that, in the Company’s reasonable discretion, is sufficient to permit the prepayment of the notes without adversely affecting the Company’s operations or financial condition. The new notes are secured by the deed of legal mortgage on the 400 acre farm owned by TAL. Accordingly, in the event that TAL and/or the Company defaults under the notes, the selling shareholders will have the right to foreclose on the 400 acre Jatropha farm.

The acquisition will be accounted for under the purchase method of accounting and the results of operations of TAL will be consolidated with the results of operations of the Company from the date of acquisition.

ITEM 2.  MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans to cultivate, produce and market non-food based feedstock for applications in the biofuels market, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning the proposed sale of our legacy medical asset, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

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

Organizational History

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

On July 6, 2007, we entered into an agreement with Eucodis to sell SaveCream, and on January 29, 2008, our shareholders approved the sale of the SaveCream asset to Eucodis. However, Eucodis was unable to complete the purchase of the assets, and our agreement to sell the SaveCream assets to Eucodis has expired. We are currently still trying to sell our SaveCream technologies and other medical technologies. We have engaged the services of an investment-banking firm to assist us in this sales effort.

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

Effective April 23, 2008, we entered into a limited liability company agreement (“LLC Agreement”) for GCE Mexico I, LLC, a Delaware limited liability company (“GCE Mexico”), with six other unaffiliated persons (collectively, “Unaffiliated Members”). GCE Mexico was organized primarily to acquire approximately 5,000 acres of farm land (the “Jatropha Farm”) in the State of Yucatan in Mexico to be used primarily for the (i) cultivation of Jatropha curcas , (ii) the marketing and sale of the resulting fruit, seeds, or pre-processed crude Jatropha oil, whether as biodiesel feedstock, biomass or otherwise, and (iii) the sale of carbon value, green fuel value, or renewable energy credit value (and other similar environmental attributes) derived from activities at the Jatropha Farm.

Under the LLC Agreement, we own 50% of the issued and outstanding common membership units of GCE Mexico. The remaining 50% in common membership units were issued to the Unaffiliated Members. In addition, an aggregate of 1,000 preferred membership units were issued to two Unaffiliated Members (“Preferred Members”) who have agreed to invest approximately $4.2 million in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico. An aggregate of 1,000 preferred membership units were issued to these two Unaffiliated Members who have agreed to make capital contributions to GCE Mexico of up to $2,232,624, in installments and as required, to fund the development and operations of the Jatropha Farm. We are not required to make capital contributions to GCE Mexico.

Shortly after entering into the LLC Agreement, the preferred members made an initial capital contribution of $957,191 toward the development of the Jatropha Farm. These Unaffiliated Members are entitled to earn a preferential 12% per annum cumulative compounded return on the balance of their preferred membership interest. These Unaffiliated Members also directly funded the purchase of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282.

Recent Developments.

On October 29, 2008, the Company acquired all of the outstanding securities of Technology Alternatives Limited, a company formed under the Laws of Belize (“TAL”). Accordingly, TAL is now a wholly-owned subsidiary of our company. TAL owns and operates a 400 acre farm in subtropical Belize, Central America, that currently is producing Jatropha and has also been performing plant science research and has been providing technical advisory services for propagation of Jatropha. In consideration for the shares of TAL, we issued to the four sellers an aggregate of 12,702,757 unregistered shares of our common stock. The sellers had previously made loans to TAL to fund the operations of TAL. As of the closing of the acquisition, the remaining outstanding balance of these loans, in the aggregate, was U.S. $453,611. These loans obligate TAL to make a principal payment of $68,000 during the first 90 days following the closing and to repay the entire remaining unpaid balance of the Notes by the 180th day following the closing date. We have agreed to prepay these loans if and when we receive funding in an amount that, in our reasonable discretion, is sufficient to permit the prepayment of the loans without adversely affecting our operations or financial condition. The loans are secured by the deed of legal mortgage on the 400 acre farm owned by TAL. Accordingly, in the event that TAL and/or this company default under the loans, the sellers will have the right to foreclose on the 400 acre Jatropha farm.

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

Results of Operations

We have not sold, and are still marketing for sale our prior bio-pharmaceutical operations. Pursuant to accounting rules for discontinued operations, we have classified all revenue and expense in the accompanying financial statements related to the operations of our bio-pharmaceutical business as “discontinued operations.” Since all of our operations prior to March 2007 related to the bio-pharmaceutical business, all of our revenue and expense, with the exception of estimated general corporate overhead, has been reclassified into “Income/Loss from Discontinued Operations” in the accompanying Condensed Consolidated Statements of Operations for all periods presented.

Revenues and Gross Profit. We are a development stage company, and have not had significant revenues from our operations or reached the level of our planned operations. We discontinued our prior bio-pharmaceutical operations during March 2007. In September 2007, we commenced operations in our new Jatropha business, but we are still are in the pre-development agricultural stage of our operations and, therefore, do not anticipate generating significant revenues from the sale of bio-fuel products until 2009. We are, however, attempting to generate cash in 2008 from the forward sale of carbon credits and possibly from future oil delivery contracts. In addition, in October 2008, we acquired a 400 acre Jatropha plantation and operation in Belize, which facility is expected to generate a small amount of revenues on a monthly basis in the future. As a development stage company, we have no recognized revenue in the three months or nine months ended September 30, 2008.

Operating Expenses. Our general and administrative expenses related to continuing operations for the three months and the nine months ended September 30, 2008 were $345,499 and $1,360,410, respectively, compared to $564,268 and $919,273 for the three months and the nine months ended September 30, 2007. General and administrative expenses includes share-based compensation of $60,349 and $307,139 for the three months and the nine months ended September 30, 2008, respectively. For the three months and the nine months ended September 30, 2008, general and administrative expenses principally include expenses such as compensation paid to officers and employees, share-based compensation, insurance, director fees, accounting costs, legal costs, consulting expenses, payments for third-party services, and travel expenses incurred in connection with our Jatropha operations. For the three months and the nine months ended September 30, 2007, general and administrative expenses included general corporate overhead of $326,584 and $506,389, respectively, plus share-based compensation of $237,684 and $412,884, respectively. In 2007, general corporate overhead principally consisted of expenses such as director fees, accounting costs, certain legal costs, certain consulting expenses, and an allocation of our employees’ compensation as general corporate overhead. During 2007, other general and administrative expenses more directly related to the operation and disposal of our bio-pharmaceutical business were included in Income/Loss from Discontinued Operations.

During the three months and nine months ended September 30, 2008, we did not record any research and development cost in association with our new Jatropha business. Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives. Plantation development costs are not currently being depreciated. Upon completion of the plantation development, those costs will be depreciated over the useful life of the related asset. For the three and nine months ended September 30, 2007, we have recorded research and development costs of $986,584 related to the value of common stock issued in exchange for certain trade secrets, know-how, business plans, term sheets, business relationships, and other information in connection with the share exchange with Global Clean Energy Holdings, LLC.

Other Income/Expense. During the three months and the nine months ended September 30, 2007, we recorded $1,735,102 and $1,520,482, respectively, as unrealized loss on financial instrument. This non-cash loss is the result of the periodic revaluation of certain warrants classified as a liability in the financial statements because we were unable to guarantee that there would be enough shares of authorized common stock to settle “freestanding instruments.” Accordingly, all of the warrants attached to the convertible preferred stock resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005, as well as other warrants and options outstanding on March 11, 2005 or issued during the remainder of 2005 and through 2007 (except for stock options issued to employees) were measured at their fair value and recorded as additional liability in the financial statements characterized as a “Financial Instrument.” For the period from December 31, 2007 through January 29, 2008, the fair value of this liability decreased by $5,469. On January 29, 2008, the shareholders of the Company approved an increase in the number of authorized shares of common stock from 250 million to 500 million. Consequently, we are now able to settle all ‘freestanding instruments” and reclassified the liability, characterized in the accompanying financial statements as “Financial Instrument”, in the amount of $2,161,045, as permanent equity in January 2008.

Interest income has not been significant in any of the periods covered by this report. Interest expense for the three months and nine months ended September 30, 2008 was $78,921 and $155,244, respectively, compared to $11,501 and $27,252 for the three months and the nine months ended September 30, 2007, respectively. The increase during 2008 is primarily attributable to the new mortgage in the amount of $2,051,282 for the land purchase in Mexico in April 2008, and secondarily attributable to the borrowings under the secured promissory note commencing in September of 2007.

We have issued warrants in conjunction with the original issuance of our secured promissory note in September 2007 and with its extension in April 2008. As a result of the issuances of these warrants, we recorded discounts of $250,000 and $36,369 in September 2007 and April 2008, respectively, against the notes. These discounts have been amortized over the terms of the corresponding notes, with the corresponding amortization of the discount being recorded as “interest expense from amortization of discount on secured promissory note”. For the three months and nine months ended September 30, 2008, the amortization of this discount has been $19,766 and $36,369, respectively. For the three months and nine months ended September 30, 2007, the amortization of this discount has been $58,673.

During August 2007, we sold our MDI-P asset for $310,000, realizing a gain of $258,809. In conjunction with this sale, a liability in the amount of $90,000 was extinguished due to the sale and recorded as “Gain on debt restructuring”. This liability was only payable if and when we received $1 million in cumulative license revenue from the MDI-P compound in any human indication. Due to the sale of MDI-P for less than $1 million, this liability was no longer owed and was written off.

Minority Interest in Net Loss. In April 2008, we acquired a 50% interest in GCE Mexico, I, LLC (GCE Mexico), a limited liability company that acquired and owns approximately 5,000 acres in Mexico. The Company is the manager of GCE Mexico. Under the limited liability company agreement, losses of GCE Mexico are allocated to the preferred membership interest. Accordingly, the losses of GCE Mexico in the amount of $105,126 and $189,279 for the three months and the nine months ended September 30, 2008 have been presented as “Minority interest in net loss” in the accompanying Statement of Operations.

Income (Loss) from Discontinued Operations. Our Income or Loss from Discontinued Operations was income of $250,782 and $6,432 for the three months and nine months ended September 30, 2008, respectively, compared to losses of $60,501 and $355,305 for the corresponding periods of 2007. For the three months and the nine months ended September 30, 2008, the Income from Discontinued Operations substantially consists of the foreign currency transaction gain related to changes in the exchange rate on certain liabilities included in “Current Liabilities Associated with Assets held for Sale” that are denominated in euros. For the three months and the nine months ended September 30, 2007, the Loss from Discontinued Operations includes revenue of zero and $200,000, respectively, plus the gain on sale of the MDI-P asset in the amount of $258,809, reduced by expenses related to the operation and disposal of our bio-pharmaceutical business.

Liquidity And Capital Resources

As of September 30, 2008, we had $90,673 in cash and had a working capital deficit of $6,662,479. Since our inception, we have financed our operations primarily through private sales of equity and debt financing. In order to fund our short-term working capital needs, we will have to obtain additional funding. Although we have entered into agreements with two investors for the sale of $100,000 of our common stock by the end of November, 2008, we will have to obtain significantly more financing the near future to continue to operate and to carry out our business plan.

Our ability to fund our liquidity and working capital needs will be dependent upon certain potential transactions. As previously disclosed, the principal transaction that was expected to provide us with working capital was the sale of SaveCream, our remaining legacy pharmaceutical assets. In 2007 and again in 2008, we entered into two agreements with Eucodis Pharmaceuticals GmbH (“Eucodis”) pursuant to which we agreed to sell our SaveCream asset to Eucodis for an aggregate of €4,007,534 (or approximately U.S. $6,331,503 based on the currency conversion rate in effect as of June 30, 2008). The closing of the sale to Eucodis was initially scheduled to occur in January 2008 and then again in April 2008. Unfortunately, Eucodis declared bankruptcy, the closing did not occur, and all discussions and agreements to sell the SaveCream assets to Eucodis were terminated. Accordingly, we have again commenced marketing that asset and, in connection therewith, have hired an investment banker. However, as of the date of this filing, we have not found a buyer for this medical asset, and no assurance can be given if or when we will be able to dispose of our remaining legacy asset. As previously disclosed, the sale of the SaveCream asset would have eliminated most of our outstanding liabilities and would have provided us with more than $2 million of working capital. As a result, the failure to sell our SaveCream asset has severely and negatively affected our liquidity.

In order to fund ongoing operations, in September 2007 we entered into a short-term Loan Agreement with Mercator Momentum Fund III, L.P. (“Mercator”). Pursuant to the loan agreement, Mercator advanced $350,000 to the Company, of which $200,000 remained outstanding and payable in May 2008. Interest under the loan agreement was payable on the loan at a rate of 12% per annum. On May 19, 2008, the Loan Agreement was modified to accrue interest at an interest rate of 8.68% per annum, Mercator advanced an additional $250,000, and the amount available under that facility was changed to $450,000. In connection with this amendment Mercator was granted a new warrant to purchase 581,395 shares of common stock (calculated by dividing $75,000 by 130% of the closing price of the stock when exercised) at a price of $0.129 per share. Extensions to the maturity of this note were granted to the Company in August, October and November of 2008. This note is now scheduled to mature on January 13, 2009. The Company has agreed to increase the principal amount of the note by $10,000 as consideration for the granting of the extension of the maturity date. This loan is secured by a first priority lien on all of our assets. Accordingly, in the event that Mercator does not agree to extend the maturity date of this loan past the new maturity date, Mercator will have the right to foreclose on all of our assets, which would have a material adverse affect on our ability to continue our business plan and which may result in the closure of our operations.

To date, we have funded our operations from loans obtained from Mercator, from the proceeds of the sale of the $1,300,000 of Series B Convertible Preferred Stock in November 2007, and from management fees we have received from CGE Mexico I, LLC. However, we do not have sufficient cash to continue our current operations and will need to raise funds in the immediate future in order to continue to operate.

Our business plan calls for significant infusion of additional capital to establish additional Jatropha farms in Mexico and other locations. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms. Accordingly, we will have to obtain significant additional capital through the sale of additional equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures. The formation and funding of the GCE Mexico I, LLC (previous called GCE LLC), as previously discussed, is the first of a series of such planned transactions. The acquisition of a 400 acre Jatropha farm in Belize in October of 2008 was the second step in the planned expansion of the Company’s Jatropha plantations. While we have commenced negotiations with various third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will be able to enter into any agreements to obtain funding, sell carbon credits or form additional strategic partnerships. Without raising additional cash (through the sale of our securities, the sale or carbon credits, or strategic arrangements), we will not be able to effect our new business plan in the Jatropha business and will have to further reduce our operations, revise our business plan, and either/or temporarily or permanently cease operations.

On April 29, 2008, we formed a joint venture, GCE Mexico I, LLC, that was funded with a $2,051,282 million loan to acquire approximately 5,000 acres of Jatropha farm land in Mexico. Operating and development funds of $957,271 (net of transaction costs) were also received by GCE Mexico I, LLC and were used to development the Jatropha Farm. Additional funds have and will be made available to GCE Mexico I, LLC through capital contributions from the Company’s joint venture partners.

On Oct. 29, 2008 the Company acquired all of the issued and outstanding stock of Technology Alternatives Limited, a company formed under the Laws of Belize (“TAL”) that owns and operates an established and producing Jatropha farm in Belize. This farm is geographically close to our current GCE Mexico I, LLC operations in the Yucatan peninsula of Mexico. At the closing, the Company executed a Stock Purchase Agreement with the four shareholders of TAL. The sellers are unaffiliated persons residing in the United Kingdom. Pursuant to the Stock Purchase Agreement, the Company purchased from the sellers 100% of the issued and outstanding shares of TAL, thereby making TAL a wholly-owned subsidiary of the Company. In consideration for the shares of TAL, the Company issued to the four Sellers an aggregate of 12,702,757 unregistered shares of the Company’s common stock.

The sellers of TAL had previously made loans to TAL to fund the operations. As of the closing of the transaction, the remaining outstanding balance of these loans, in the aggregate, was U.S. $453,611. At the closing, the promissory notes evidencing these loans were replaced by new promissory notes (the “Notes”) issued by TAL. The Notes have the following terms: (i) Interest free for 90 days; (ii) Interest accrues at an annual rate of 8% per annum commencing on the 91st day after the issuance of the Notes; (iii) Interest is payable monthly in arrears; (iv) A minimum principal payment of $68,000 is payable during the first 90 days of the Notes; (v) The entire remaining unpaid balance of the promissory notes is due and payable on the 180th day following the closing date; (vi) TAL and/or the Company may prepay the Notes at any time without penalty, and the Company is required to prepay the Notes if and when it receives future funding in an amount that, in the Company’s reasonable discretion, is sufficient to permit the prepayment of the Notes without adversely affecting the Company’s operations or financial condition. The Notes are secured by the deed of legal mortgage on the 400 acre farm owned by TAL. Accordingly, in the event that TAL and/or the Company defaults under the Notes, the Sellers will have the right to foreclose on the 400 acre Jatropha farm.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .

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

Based on that evaluation, we have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a small public company in the development stage of our new Jatropha Business, with no current revenues and only two employees, as of September 30, 2008. In addition, to date, we have outsourced all of our accounting and bookkeeping functions to a third-party accounting firm.

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

Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS .

There have been no material developments with respect to any of the legal proceedings described in our previously filed Annual Report on Form 10-KSB.

ITEM 1A. RISK FACTORS.

Information regarding risk factors appears under “Risk Factors” included in Item 1, and “Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission. Except as set forth below, there have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-KSB.

We will need to obtain additional funding in the near future or we may have to cease our operations.

As of the date of the filing of this report, we only have sufficient cash available to fund our current operations until approximately the end of 2008. We are currently seeking additional funding from various sources and are considering certain strategic transactions and sales agreements that may provide us with the funds necessary to continue to operate and develop our Jatropha farms. However, we do not have any agreements in place for either additional funding or for any strategic transactions, and no assurance can be given that we will be able to obtain additional financing or enter into a strategic transaction. If we do not raise additional funds in the immediate future or otherwise protect our business and assets in a strategic transaction, we will have to consider filing for bankruptcy or otherwise liquidating our company. In either case, our shareholders will lose their investment in our securities.

We may lose our newly acquired 400 acre Jatropha farm in Belize if we are unable to repay an outstanding U.S. $453,611 loan that is secured by a mortgage on the farm.

On October 29, 2008, we acquired all of the outstanding capital stock of Technology Alternatives Limited, a company that owns and operates a 400 acre Jatropha farm in Belize. The Belizean Jatropha farm is encumbered by a mortgage that secures four loans, having an aggregate balance of U.S. $453,611. Unless a principal payment of $68,000 is made under these loans by the end of January 2009, and unless the entire remaining unpaid balance of the loans is fully repaid, with interest, by the end of April 2009, we could lose the 400 acre farm in foreclosure. We currently do not have sufficient funds to repay these loans. Accordingly, unless we obtain additional funds from the sale of our securities, from the sale of some of our products, and/or from strategic transactions, we will lose our new Belizean farm, which loss will have a material negative affect on our plans to develop our Central American Jatropha operations. No assurance can be given that we will be able to raise the funds needed to repay the $453,611 loans on time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1
Stock Purchase Agreement, dated October 30, 2008, between the Global Clean Energy Holdings, Inc. and the four shareholders of Technology Alternatives Limited, a Belizean Company formed under the Laws of Belize*

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

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: November 13, 2008	By:	/s/ Bruce K. Nelson
Bruce K. Nelson Chief Financial Officer