Form 10-K
period 2008-12-31
Global Clean Energy Holdings, Inc.
filed 2009-04-15
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number:  0-12627

GLOBAL CLEAN ENERGY HOLDINGS, INC.
(Exact name of Small Business Issuer as specified in its charter)
______________________
Utah		87-0407858
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
6033 W. Century Blvd, Suite 895, Los Angeles, California 90045
(Address of principal executive offices)

(310) 641-4234
Issuer’s telephone number:

Securities registered under Section 12(b) of the Act:  None.
Securities registered under Section 12(g) of the Act:  Common Stock, no par value.
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8,865,000.
The outstanding number of shares of common stock as of April 8, 2009 was 229,381,338, which includes 4,567,519 shares of common stock currently held in escrow.

Documents incorporated by reference:  None

Table of Contents

Form 10-K

i

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

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Utah corporation formerly known as Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes our wholly-owned subsidiary, MDI Oncology, Inc., a Delaware corporation, and Global Clean Energy Holdings LLC a wholly-owned Delaware limited liability company.

PART I

ITEM 1.	BUSINESS.

Summary Overview

Global Clean Energy Holdings, Inc. is a Los Angeles-based biofuel feedstock development and operations company with international capabilities in eco-friendly biofuel feedstock research, and sustainable agriculture cultivation, production, and distribution.  We are currently focusing our initial efforts on the commercialization of oil and biomass derived from the seeds of Jatropha curcas - a native non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America.  Jatropha oil is used for the production of high quality biodiesel - an important renewable energy fuel quickly gaining commercial acceptance worldwide. The residual derived from the press cake once the oil is extracted is a high quality biomass that can be used as a high quality replacement for fossil fuels. The Jatropha plant requires less water and fertilizer than conventional crops, and can be grown on desert and other lands not suitable for the production of food crops.  Through a joint venture, we currently own and operate an approximately 5,149 acre Jatropha plantation in Mexico.  We also have been managing, and will later this month  finalize the acquisition of an existing approximately 400 acre Jatropha farm in Belize.  Our business plan, and our current principal business activities include the planting, cultivation, harvesting and processing of Jatropha to generate seed oils and biomass for use in the biofuels industry, including the production of bio-diesel.  Bio-diesel is a diesel-equivalent, processed fuel derived from biological sources (such as plant oils), which can be used in diesel engines. In addition to generating revenues from the sale of seed oils and biomass, we also plan to sell the carbon credits that our operations generate.  Under the 1997 Kyoto Protocol, a worldwide carbon credit trading market has been established where sellers sell their excess carbon credits and buyers purchase the carbon credits they need to meet their greenhouse gas reduction requirements.  Our  farm activities are anticipated to generate a significant amount of such carbon credits that we plan to sell to third parties.  Because of our knowledge in the production of bio-diesel and in the renewable energy sector, we may also, from time to time, provide consulting services in the bio-energy sector to third parties.

Organizational History.

This company was incorporated under the laws of the State of Utah on November 20, 1991.  Until 2007, we were a developmental-stage bio-pharmaceutical company engaged in the research and develop of pharmaceutical products.  In 2005, we formed MDI Oncology, Inc., a Delaware corporation, as a wholly owned subsidiary to acquire certain pharmaceutical intellectual properties from the liquidation estate of Savetherapeutics, A.G. in Germany.  The pharmaceutical assets that we acquired and currently still own include SaveCream, a drug candidate that we were developing for the treatment and  reduction of breast cancer tumors.

Early in 2007, our Board of Directors determined that we could no longer fund the development of our drug candidates and that we could not obtain additional funding for our drug development activities.  Accordingly, in 2007, we decided to sell all of our pharmaceutical assets and enter into a new business.  Since our decision to sell SaveCream and the related pharmaceutical assets, we have entered into negotiations with several pharmaceutical companies to sell those assets, and during 2008 we temporarily engaged a regional investment banking firm to assist us with the sale of those assets.  To date we have not been able to sell SaveCream, and we currently are still marketing our remaining legacy pharmaceutical assets.

Having decided to dispose of our pharmaceutical assets, we considered entering into a number of other businesses that would enable us to enhance shareholder value.  Our Board decided to develop a business to produce and sell seed oils, including seeds oils harvested from the planting and cultivation of Jatropha curcas plant, for the purpose of providing feedstock oil intended for the generation of methyl ester, otherwise known as bio-diesel (the “Jatropha Business”).  Our Board concluded that there was a significant opportunity to participate in the rapidly growing biofuels industry, which previously was mainly driven by high priced, edible oil-based feedstocks.  In order to commence our new Jatropha Business, effective September 7, 2007, we (i) hired Richard Palmer, an experienced energy executive, and a founding member of Global Clean Energy Holdings LLC to act as the our new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide us with consulting services related to the development of the Jatropha Business, and (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel from Global Clean Energy Holdings LLC.

In October 2007, we relocated our principal executive offices from Salt Lake City, Utah, to 6033 W. Century Blvd, Suite 895, Los Angeles, California 90045, and our current telephone number at that address is (310) 641-4234.  In 2008 we changed our name to “Global Clean Energy Holdings, Inc.” to reflect our new focus on the bio-diesel alternative energy market.  We maintain a website at www.gceholdings.com. Our annual reports (previously on Form 10-KSB), quarterly reports (previously on Form 10-QSB and hereafter on Form 10-Q), current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company, are available, free of charge, on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

The Jatropha Business.

Acquisition of Jatropha Business Technology

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

In exchange for all of the outstanding ownership interests in Global LLC, we issued 63,945,257 shares of our common stock to Richard Palmer and Mobius.  The shares issued to Mr. Palmer and Mobius in the acquisition of Global LLC represented 35% of our outstanding shares of common stock immediately after the acquisition.   Of the 63,945,257 shares issued under the Global Agreement, 36,540,146 shares were issued and delivered to Mr. Palmer (5,220,021 shares) and Mobius (31,320,125 shares) at the closing of the Global Agreement without any restrictions.  The remaining 27,405,111 shares of common stock were, however, issued as restricted shares, subject to forfeiture in the event that certain specified performance milestones are not achieved.  The restricted shares have been held by us in escrow until such shares are either released or cancelled.  An aggregate of 23,490,095 restricted shares were issued to Mobius, and 3,915,016 restricted shares were  issued to Palmer.  If and when certain specified milestones are achieved, the restricted shares were to be released and delivered to Mr. Palmer and Mobius in accordance with the terms and conditions of the Global Agreement.  During the time that the restricted shares were restricted and subject to forfeiture, the restricted shares were to be  outstanding shares for all purposes and shall be entitled to vote and receive dividends, if any are declared.  As of March 31, 2009, a total of 22,837,592 of Mr. Palmer and Mobius’ restricted shares have been released from the restrictions and delivered on a pro rata basis per the terms of the Global Agreement to Mr. Palmer and Mobius.

In order to obtain the expertise necessary to exploit the assets we acquired under the Global Agreement, we also entered into an employment agreement with Richard Palmer, and a consulting agreement with Mobius.  For a description of Mr. Palmer’s employment agreement, see “Item 11.  Executive Compensation—Employment Agreement.”  We engaged Mobius as consultant to obtain Mobius’ experience and expertise in the feedstock/bio-diesel market to assist us in developing our new business operations.  The consulting agreement with Mobius was terminated in August 2008, and we have hired our own employees and independent contractors to perform the services previously provided to us by Mobius.

Management of our Mexico Operations—Lodemo Services Agreement

In 2007 we decided to initiate our Jatropha Business in Mexico.  In order to obtain the logistical support and local assistance necessary to operate large scale agricultural and product delivery operations in Mexico, on October 15, 2007 we entered into a Service Agreement (the “Lodemo Agreement”) with Corporativo LODEMO S.A DE CV, a Mexican corporation (the “Lodemo Group”).  The Lodemo Group is a privately held Mexican company with substantial land holdings, significant experience in fuel distribution and sales, liquids transportation, logistics, land development and agriculture.

Under our supervision, the Lodemo Group will be responsible for the establishment, development, and day-to-day operations of our Jatropha Business in Mexico, including the extraction of the oil from the Jatropha seeds, the delivery of the Jatropha oil to buyers, the purchase or lease of land in Mexico, the establishment and operation of one or more Jatropha nurseries, the clearing, planting and cultivation of the Jatropha fields, the harvesting of the Jatropha seeds, the operation of the our oil extraction facilities, and the logistics associated with the foregoing.  Although the Lodemo Group will be responsible for identifying and acquiring the farmland, ownership of the farmland or any lease or ownership thereto will be held directly by us.  The Lodemo Group will be responsible for hiring and managing all necessary employees.  We will bear all direct and budgeted costs of the Jatropha Business in Mexico.

The Lodemo Group will provide the foregoing and other necessary services for a fee primarily based on the number of hectares of Jatropha under cultivation.  We have agreed to pay the Lodemo Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The agreement has a 20-year term but we may terminate the agreement under certain circumstances.  The Lodemo Group also will potentially receive incentive compensation for controlling costs below the annual budget established by the parties, production incentives for increase yield and a sales commission for biomass sales. The Lodemo Group currently is managing the 5,149 acre plantation that we operate through our GCE Mexico I, LLC joint venture (see, “Item 1.  Description of Business— GCE Mexico I, LLC,” below).  Some of the day-to-day operations for the Jatropha Business in Mexico will be transferred to Asideros Globales Corporativo, a Mexican subsidiary we formed to facilitate a more efficient operations and to comply with Mexican tax laws.

Business Strategy

We currently anticipate that our core activities initially will consist of planting, cultivating, harvesting and processing of Jatropha plant feedstock to generate seed oils and biomass for use in the biofuels industry, including the production of bio-diesel and certain other biofuels.  Bio-diesel is a diesel-equivalent, processed fuel derived from biological sources (such as plant oils), which can be used in diesel engines and as a replacement for fuel oil.  The term “biofuels” refers to a range of biological based fuels including biodiesel, synthetic diesel, ethanol and biomass, most of which have environmental benefits that are the major driving force for their introduction. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other green house gases, which are associated with global climate change. Biofuels further the concept of energy independence and environmental responsibility, while generating new jobs in new markets. This creates a social, environmental and economic gain from the production, distribution and end use of biofuels. As the world consumes larger volumes of fossil fuels, and further depletes the supplies of such fossil fuels, alternate sources of energy need to be developed to support growing economies.

In addition to producing and selling feedstock to generate seed oils and biomass for use as biodiesel, our business strategy is to also generate carbon credits under the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, which carbon credits we can sell to third parties.  This Kyoto Protocol has created a worldwide carbon credit trading market where sellers sell their excess carbon credits and buyers purchase the carbon credits they need to meet their greenhouse gas reduction requirements.  Our plantation activities are anticipated to generate a significant amount of such carbon credits that we plan to sell to third parties.

We have identified the Jatropha curcas plant as our primary feedstock for producing bio-diesel and other biofuels. The Jatropha plant is a perennial  tree, that produces an inedible fruit with large seeds containing a high percentage of high quality inedible oil.  The entire fruit, including the seeds, has excellent properties necessary for the production of biofuels.  Our current business plan proposes to utilize the entire fruit of the Jatropha plant for biofuel production, including the oils produced from the fruit, as well as the hull, seed cover, seed oil and seed cake (press cake).

In connection with our new feedstock operations, we have identified strategic locations in North America, the Caribbean, Central America and South America ideally suited to our proposed planting, cultivation, harvesting and processing activities, in which we plan to establish cultivation, harvesting and processing operations.  All of the areas identified have been selected for a number of key strategic reasons, including proximity to large ports for logistics purposes, relatively stable democratic governments, favorable trade agreements with the United States, low-cost land, reasonably priced labor, favorable weather conditions and acceptable soil conditions.  As described below, we have acquired farm properties in the Yucatan, Mexico on which we have commenced planting Jatropha, and have also entered into an agreement to purchase an operating Jatropha farm in Belize (which acquisition is scheduled to occur by the end of April 2009).

Since the Jatropha plant is indigenous to Mexico, we decided to initiate our new business plan and related agricultural development activities in Mexico.  We have identified a wide range of varieties of the Jatropha plant in Mexico, which we are currently propagating and studying. Our research and development activities will focus on plant and soil sciences, plant breeding and other related activities. We continue  to study and identify the best suited Jatropha varieties, as well as optimum growth conditions, in order to maximize our output of the Jatropha fruit and seed oil.

As described below, through our GCE Mexico I, LLC joint venture, we have acquired 2,000 hectares (approximately 5,149 acres) of land in the State of Yucatan Mexico, which we believe is ideal for establishing and maintaining what we plan to be the first of several larger farms in which we will cultivate the Jatropha plant.  Our initial business plan is to acquire the rights to use up to 20,000 hectares in Mexico for purposes of setting up farms on which we will cultivate the Jatropha plant. We anticipate that our current 2,000 hectare plantation will yield 1-2 million gallons of feedstock oil when fully planted with mature plants.  We own a 50% interest in this joint venture and are the managing entity for all the farm and business activities.

In October of 2008 we also entered into an agreement to purchase a 400 acre Jatropha farm in Belize.  The 2008 closing of this acquisition has been delayed, and the purchase of this farm is now scheduled to occur by the end of April 2009.  This farm currently is cultivated and produces Jatropha seeds that we have used for planting in our Mexico farm and that are being sold to third parties.  We are also evaluating other locations in the Caribbean, Central America and South America for purposes of establishing Jatropha farms.

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

We anticipate that our primary focus will be in the feedstock oil market, and our operations will primarily comprise the planting, harvesting and sale of feedstock oil to end users in the energy industry for production of bio-diesel and other biofuels.  In the short term, while developing Jatropha farms, we expect to generate short-term revenues through the sale of Jatropha seeds for germination, through forward sale contracts for feedstock oil and biomass to be produced at our facilities, and through the potential sale of carbon offset credits.

Depending on future economic, political and other factors, we may in the future expand our operations beyond the feedstock oil market.   For example, our business plan contemplates the possibility of entering into a joint venture for the constructing of a bio-diesel refinery in which we would produce bio-diesel using the feedstock oil that we produce.  In any event, we anticipate we will still remain a feedstock oil company primarily, and that our bio-diesel production, if any, would be derived from only a portion of the feedstock oil we produce.  If economic and other factors at the time encourage us to invest in bio-diesel production, we anticipate that we may develop or acquire additional refining capacity in other strategic locations.

Our employees, advisors and consultants are senior energy professionals with extensive experience in the energy and biofuels market, the production of bio-diesel and in the renewable energy sector in general.  Accordingly, we may also provide advisory services to other companies regarding their bio-fuels and/or feedstock development operations, on a fee for services basis.  We are currently in negotiations with third parties to provide such biofuel consulting services in locations that are not directly competitive to our existing or planned sites.

We are still a development stage company, and we anticipate that we will require significant time and capital to develop our new operations into a stable and profitable business.

Principal Products

The production of biofuels feedstock is primarily a logistical agricultural operation.  It needs to be supported with strong plant and soils sciences to improve productivity, quality and plant stability.  The Jatropha curcas plant will be our primary agricultural focus for the foreseeable future.  The Jatropha plant is a perennial, inedible tree, and all of its by-products can be used for fuel and biomass energy production.  It is a very efficient tree that produces high quality seed oil and high-energy content biomass.

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

Biomass Feedstock

The Jatropha plant produces a fruit (about the size of a walnut) containing three large seeds that contain 32%-38% oil content by weight.  The non-oil components of the fruit, which represents 62-68% of the total fruit, contains high energy biomass (carbon values) that is an excellent source of feedstock for a number of energy producing processes including direct combustion, gasification, power production, and cellulostic ethanol (alcohol) production.

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

In our case, Certified Emission Reductions (CERs) may be generated through Clean Development Mechanism projects in non-Annex 1 nations, which include Mexico, the Caribbean, Central and South America.  Assuming full capacity at a 20,000-hectare Jatropha farm, we estimate that we could generate more than 250,000 metric tons of sellable carbon credits annually.

Current Operations

Mexico.  Effective April 23, 2008, we entered into a limited liability company agreement (“LLC Agreement”) for GCE Mexico I, LLC, a Delaware limited liability company (“GCE LLC”), with six other unaffiliated investors.  GCE LLC was organized primarily to acquire 2,000 hectares (approximately 5,149 acres) of land (the “Jatropha Farm”), directly or through subsidiaries, located in the State of Yucatan in Mexico to be used primarily for the (i) cultivation of Jatropha curcas, (ii) the marketing and sale of the resulting fruit, seeds, or pre-processed crude Jatropha oil, whether as biodiesel feedstock, biomass or otherwise, and (iii) the sale of carbon value, green fuel value, or renewable energy credit value (and other similar environmental attributes) derived from activities at the Jatropha Farm.  GCE LLC acquired the Jatropha Farm through a subsidiary in which GCE LLC owns a 99% interest, and we own a 1% interest.

Since the acquisition of the approximately 5,149 acres of raw land, we have developed a commercial seedling nursery and approximately 2,500 acres  have been improved, with approximately 750 acres  planted with Jatropha plants. All the necessary roads and other infrastructure have been developed on the farm.  In addition, we have acquired equipment to improve the rate of land preparation and planting on the Jatropha Farm.  As a result, we anticipate that the Jatropha Farm will be fully planted by the end of calendar 2009.We also expect that the trees planted in 2008 and early 2009 will produce seeds in CY 2009 which we will sell to third parties for propagation. We currently own 500 common membership units in GCE LLC, comprising 50% of the issued and outstanding membership units of GCE LLC.  The remaining 50% in common membership units were issued to the third party investors.  (This company and the other members of GCE LLC holding the common membership units are collectively referred to as “Common Members.”)  In addition, an aggregate of 1,000 preferred membership units were issued to investors (“Preferred Members”).  Under GCE LLC’s operating agreement, the Preferred Members were required to invest a total of approximately $2,233,000 in GCE LLC, all of which was invested in 2008.  In addition, the Preferred Members are required to make additional capital contributions to GCE LLC, as requested by management and as required by the operation of the Jatropha Farm in 2009 and the following years.  As a result, through March 31, 2009, the Preferred Members have contributed a total of $3,486,000 to GCE LLC.  The Preferred Members will continue to fund the ongoing operation in accordance with the approved annual budgets provided by management. This funding will continue until the Jatropha Farm generates adequate revenue to sustain operations, which is expected to occur by the end of calendar year 2009  The Preferred Members will be entitled to a preferential 12% per annum cumulative compounded return on their investment.

The two Preferred Members also directly funded the purchase by GCE LLC of the approximately 5,149 acres of land in the State of Yucatan in Mexico by making a $2,051,282 loan to pay the purchase price of that land.  The land was acquired in the name of GCE LLC’s Mexico subsidiary and is secured by a mortgage in the amount of $2,051,282 in favor of the Preferred Members.  The mortgage bears interest at the rate of 12% per annum, and interest is required to be paid quarterly.  However, GCE LLC has agreed that interest shall accrue until such time as there is sufficient cash flow to pay all accrued interest.  The entire mortgage, including any unpaid interest, is due April 23, 2018.

GCE LLC is managed under the supervision of a board of directors comprising four members, two of whom we have appointed and the remainder by the Preferred Members.  However, as the manager of the joint venture, we manage the day-to-day operations of GCE LLC and the operations in Mexico.  We do not receive any compensation for our services as manager of GCE LLC, although GCE LLC is required to reimburse us for the expenses, including managerial services of our employees, we incur in connection with the management of GCE LLC.

Belize.  On October 29, 2008, we entered into a Stock Purchase Agreement with the four shareholders of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), pursuant to which we agreed to purchase all of the issued and outstanding shares of TAL.  TAL owns and operates a 400 acre farm in subtropical Belize, Central America, that currently is producing Jatropha.  TAL also has been performing plant science research and has been providing technical advisory services for propagation of Jatropha for a number of years.

Under the original Stock Purchase Agreement, in consideration for the purchase of all of the shares of TAL, we agreed to issue to the four former shareholders of TAL an aggregate of 12,702,757 unregistered shares of our common stock.  The sellers had previously made U.S. $453,611 of loans to TAL to fund the operations of TAL.   Under the Stock Purchase Agreement, we were supposed to replace TAL’s  U.S. $453,611 obligation with new 90-day promissory notes issued by TAL to the sellers.  These new promissory notes were to be secured by the deed of legal mortgage on the 400 acre farm owned by TAL.  Accordingly, should TAL and/or this company fail to repay the promissory notes, the sellers could have foreclosed on the 400 acre Jatropha farm.

We were scheduled to take over the operations of the 400 acre farm in Belize in 2008.  However, due to administrative delays in Belize relating to the transfer of the TAL shares to us, the closing of the TAL acquisition was postponed and currently is scheduled to occur during April 2009.  We have, however, been actively involved in the activities of the TAL farm.  As a result of the delay in the transfer of ownership to us, we have held further discussions with the sellers regarding the price and terms under which we are acquiring TAL.  As a result of those discussions, the purchase price of TAL has been reduced as follows:  (i) the principal amount of the promissory notes issued to the sellers has been decreased from U.S. $453,611 to US $303,611, and (ii) the number of shares that we will issue to the sellers has been reduced from an aggregate of 12,702,757 unregistered shares of our common stock to 8,952,756 shares.

The Belizean farm is located in Teakettle, Cayo, Belize.  It comprises approximately 400 acrres of prime land with approximately 1.0 mile of river frontage. The farm has an operating nursery capable of producing high quality seedling and rooted cuttings. The farm has been planted in four stages over the past three years with a derivative of the Cape Verde variety of Jatropha which was further developed in the Caribbean and imported into Belize.  The Jatropha trees are of varying ages and have been planted in a number of configurations to promote maximum growth and to further develop planting, inter-cropping and automated harvesting techniques.  The older trees are all producing fruit and seeds.  The seeds are of propagation quality and command a premium in the market.  There is land which adjacent and in close proximity to the Teakettle farm where we can expand the farm.

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

Market

According to OPEC and EIA estimates, the world demand for crude oil in 2008 was approximately 87.09 million barrels per day, with approximately 25% of that demand being diesel and fuel oil (distillate fuel oil).  This equates to a global consumption of distillate fuel oil of approximately 21.8 million barrels per day, or 334.3 billion gallons per year.   At a 5% blend with biodiesel, the world market for biodiesel exceeds 16.7 billion gallons per year.

U.S. distillate fuel oil consumption for 2005 was 4.12 million barrels per day, which equates to over 60 billion gallons of diesel and fuel oil consumed annually.  At a 5% biodiesel blend, the US biodiesel market is over 3 billion gallons per year and growing.

In 2004, U.S. biodiesel refineries produced approximately 30 million gallons of neat (100%) bio-diesel fuel. In 2005, US refineries produced approximately 75 million gallons, in 2006 approximately 250 million gallons were sold, in 2007 450 Million gallons were sold and in 2008, due to increased feedstock costs, US refinery production was below 25% of its 1.5 billion capacity.

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

Oil made from the seeds of the Jatropha plant has also recently been tested as an aviation fuel supplement by a number of airlines, includng Air New Zealand, Japan Airlines, and Continental Airlines. The ability of Jatropha oil to replace kerosene-based jet fuel is being studied to reduce the aviation world's dependence on high-pollution crude oil.

We will generate our highest revenues and greatest margins from customers who have logistical capacity on a water port accessible from the Gulf of Mexico.  This will reduce redundant transportation costs and allow us to ship large quantities economically.  These customers have historically paid a higher price for feedstock oil, since the majority of feedstock oil supplies has been shipped from the Midwestern United States.  We anticipate that our key customer profile will include well-financed, low-cost bio-diesel refiners.

As our business develops, we expect to utilize some distributors for sale of the Jatropha feedstock oil and the biomass by-products that we will produce.

Environmental Impact

Biofuels, including bio-diesel, have environmental benefits that are a major driving force for their introduction.  Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other greenhouse gasses, which are associated with global climate change.  Biofuels are produced from renewable plant resources that “recycle” the carbon dioxide created when biofuels are consumed.  Life-cycle analyses consistently show that using biofuels produced in modern facilities results in net reductions of greenhouse gas carbon emissions compared to using fossil fuel-based petroleum equivalents.  These life-cycle analyses include the total energy requirements for the farming and production of the biomass resource, as well as harvesting, conversion and utilization.  Biofuels help nations achieve their goals of reducing carbon emissions.  Biofuels burn cleanly in vehicle engines and reduce emissions of unwanted products, particularly unburned hydrocarbons and carbon monoxide.  These characteristics contribute to improvements in local air quality.  In a life-cycle study published in October 2002, entitled “A Comprehensive Analysis of Bio-diesel Impacts on Exhaust Emissions, 2002,” the U.S. Environmental Protection Agency (“EPA”) analyzed bio-diesel produced from virgin soy oil, rapeseed (canola) and animal fats.  The study concluded that the emission impact of bio-diesel potentially increased NOx emissions slightly while significantly reducing other major emissions.

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

Overview of Legacy Bio-Pharmaceutical Business.

Prior to our transition to our new Jatropha Business, we were engaged in the development of two potential drug candidates, of which a drug candidate we referred to as “SaveCream” was our principal asset.  We purchased our SaveCream technologies from the liquidator of Savetherapeutics AG i.L., pursuant to an asset purchase agreement dated March 11, 2005.  The SaveCream assets consist primarily of patents, patent applications, pre-clinical study data and anecdotal clinical trial data concerning SaveCream.  We purchased the SaveCream assets for €2,350,000 payable as follows: €500,000 was paid at closing, €500,000 is due upon the conclusion of certain pending transfers of patent and patent application rights from SaveCream’s inventors to us, and €1,350,000 is due upon successful commercialization of the SaveCream.  The intellectual property assets relating to the SaveCream assets consist of the following four patent families:

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

Employees.

As of December 31, 2008, we had 139 full time employees, contract employees and consultants.  Of these employees/consultants, 4 are located in the U.S., approximately 120 are in Mexico and 15 are in Belize.  During the past year most of our Jatropha-related services were being provided to us through contract employees or consultants who were managed through the Lodemo Group under the management agreement we entered into with the Lodemo Group.   As business levels require and as capital resources permit, we will hire full-time employees to fulfill these functions.

ITEM 1A	RISK FACTORS.

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below before deciding to invest in or maintain your investment in our company.  The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities.  If any of the following or other risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially and adversely affected.

Risks Related To Our Business

We will need significant additional capital in order to fund our operations, which we may be unable to obtain.  If we do not receive additional funding, we may not be able to achieve our business plan of further developing our bio-fuels business and we may even be forced to cease operations.

We currently do not have sufficient cash available to fund our working capital needs through 2009.  During 2008, we were primarily engaged in establishing our Jatropha Business, acquiring our Mexico and Belize properties and attempting to sell our legacy pharmaceutical assets.  Accordingly, we generated no revenues from our operations.  We did not generate any revenues in 2008.  In 2009, our only scheduled source of cash is expected to  be the reimbursement payments we are receiving from GCE Mexico I, LLC, some management consulting fees we have commenced receiving for services we provide to third parties, and revenues that we expect to generate this year from sales of Jatropha seeds.  These funds will not be sufficient to cover our operating expenses and we will need a significant amount of additional funding in order to acquire and operate additional Jatropha farms in accordance with our business plan.  Our capital requirements in connection with our commercial operations will be significant, and we do not currently have any of the funds that we need for these purposes.   Accordingly, we will need to obtain a significant amount of additional capital to continue to fund our operating expenses and to expand our Jatropha Business.  We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing.  Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Any additional funding that we obtain in a equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.  The amount of this dilution may be substantial if the trading price of our common stock is low at the time of any financing from its current levels.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would result in a total loss to all of our shareholders.

We have limited operating history in the feedstock and bio-diesel industries, which makes it difficult to evaluate our financial position and our business plan.

Until 2007, we were a development stage bio-pharmaceutical company that generated only $1,157,000 of revenues and accumulated net losses of over $26 million.  During 2007, we terminated our operations as a bio-pharmaceutical company and commenced developing a new business in the biofuels industry.  However, since we have only recently commenced our operations as a biofuels company and did not own any Jatropha farms (directly or as a joint venture partner) until this past fiscal year, we have  little operating history in that line of business on which a decision to invest in our company can be based.  The future of our company currently is dependent upon our ability to implement our new business plan in the Jatropha Business.  While we believe that our business plan, if implemented as drafted, will make our company successful, we have no operating history against which we can test our plans and assumptions, and therefore cannot evaluate the likelihood of success.

The Jatropha Business that we are commencing is a new and highly risky business that has not been conducted on a similar scale in North America.

Our business plan calls for a large scale planting and harvesting of Jatropha plants, primarily outside of the United States, and for the subsequent production and sale of Jatropha oil (and other Jatropha byproducts) for use as a biofuel primarily in the United States.  We have commenced a new business and it will be subject to all of the risks normally associated with new businesses, including risks related to the large scale production of plants that have not heretofore been grown in large scale farms, logistical issues related to the oil and biomass produced at such new farms, market acceptance, uncertain pricing of our products, developing governmental regulations, and the lack of an established market for our products.

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

We currently do not have sufficient cash available to fund our anticipated future operating needs in the near future.  In addition, neither our legacy bio-pharmaceutical business, nor our new Jatropha Business currently generate sufficient revenues from which we can pay our administrative and operating expenses.  In order to generate cash, we have been trying to (i) sell our SaveCream legacy pharmaceutical assets, (ii) enter into joint venture arrangements with third party investors interested in our Jatropha Business, (iii) negotiate forward carbon credit sales agreements, and (iv) consummate future delivery Jatropha oil purchase contracts, (v) sell seeds from our Belizean farm and (vi) provide fee based advisory services to third parties for farm development and management services.  Unless we either sell our SaveCream asset or receive substantial funds from any of our other activities in the near future, we will face an immediate cash shortage, and will not be able to fund our anticipated operating expenses.  No assurance can be given that we will find a buyer for our SaveCream assets or that any of our other initiatives will generate sufficient cash during the time periods in which those funds are required.

We currently incur significant administrative expenses, including the expenses of being a public company.  However, we will not generate significant revenues to fund those expenses until we begin selling Jatropha oil, or until we complete the sales of carbon credit purchase contracts.  Accordingly, we will need to obtain significant additional funding in the near future to continue our operations.  Such additional funding could be obtained from the sale of equity, from forward purchase payments for our products, or from joint venture partnerships,third party strategic relationships, sale of seeds or the sale of advisory services.  There can be no assurance that we will be able to obtain the capital we need from any of the foregoing sources, or, if we do obtain funding, that such funding will be on terms that are commercially favorable for us.  In the event that we do not obtain funding to cover our administrative expenses in the near future, we will not be able to continue to operate and may have to cease all of our current operations.

Even if we do obtain sufficient funds to pay our administrative expenses, our Jatropha Business will require that we acquire and cultivate a large amount of land and otherwise incur significant initial start-up expenses related to establishing the Jatropha plantations required for our proposed business.  We currently do not have the capital that is necessary to acquire or lease the large amount of land needed to operate Jatropha plantations or to otherwise fund the large up-front expenses, nor has any entity agreed to provide us with such funds.   Accordingly, the success of our new Jatropha Business is contingent on, among other things, our ability to raise the necessary capital to fund our planned Jatropha Business expenditures.  Historically, we have raised capital through the issuance of debt and equity securities.  However, given the risks associated with a new, untested biofuels business, the risks associated with our common stock (as discussed below), the worldwide financial crisis that has severely affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources.  Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed.  Our failure to raise capital, when needed and in sufficient amounts, will severely impact our ability to develop our Jatropha Business.

As of December 31, 2008 we had outstanding a $460,000 short-term promissory notes that is secured by a lien on all of this company’s assets.  Accordingly, a default under the secured promissory note could result in the foreclosure of all of our assets and the termination of our business.

As of December 31, 2008 we had outstanding a $460,000 promissory note that is secured by a first priority security interest on all of our assets.  The promissory note is scheduled to mature on July 13, 2009.   Failure to fully repay the outstanding principal balance, plus all interest that accrues on that promissory note, upon maturity could result in the acceleration of the promissory note and the foreclosure of our assets.  If we are unable to repay the note in full upon its maturity, or if we otherwise default under our obligations to the holder of the promissory note, the holder of the promissory note will have the right to foreclose on all of our assets, which would materially and adversely affect our ability to continue our operations and could terminate our existence.  No assurance can be given that we will be able to repay the promissory note as scheduled.

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

Because of our limited financial and personnel resources, and because our Jatropha farms are expected to be established primarily outside of the United States, we will have to establish and maintain relationships with several key service providers for land acquisition, the development and cultivation of Jatropha farms, labor management, the transportation of Jatropha oil and biomass, and other services.  We have already established such a relationship with the Lodemo Group in Mexico concerning the cultivation and management of our Jatropha nurseries and farms in Mexico and the transportation of our products.  Accordingly, our ability to develop our Jatropha Business in Mexico, and our success in Mexico, will to a large extent be dependent upon the efforts and services of the Lodemo Group.  While the Lodemo Group has significant experience in diesel distribution and sales, liquids transportation, logistics, land development and agriculture, no assurance can be given that our joint operations with the Lodemo Group will be successful or that we will be able to achieve our goals in Mexico.

A significant decline in the price of oil could have an adverse impact in our potential  profitability.

Our success is dependent in part upon the historic high price of crude oil and on the high price of seed oils that are currently used to manufacture bio-diesel.  A significant decline in the price of either crude oil or the alternative seed oils will have a direct negative impact on our financial performance projections.

There are risks associated with conducting our business operations in foreign countries, including political and social unrest.

To date, we have acquired Jatropha farms in Mexico and have agreed to purchase another Jatropha farm in Belize.  We expect that most, if not all, of our future agricultural operations will also be primarily located in foreign countries, particularly in Mexico.  Accordingly, we are subject to risks not typically associated with ownership of U.S. companies and therefore should be considered more speculative than investments in the U.S.

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

The cost of developing and operating our agricultural projects significantly exceeds our current financial resources.

Our current business plan contemplates the cultivation of 20,000-hectare of Jatropa in Mexico.  We also have plans for other large farms for feedstock/biofuel operations in other countries.  Our plans also call for us to construct a plant nursery and research facility as well as a seed oil extraction facility.  We currently do not have the funds necessary to fund these planned operations.  Unless we are able to obtain the necessary funds on economically viable terms, our Jatropha business will not succeed, and we will not be able to meet our business goals.  In addition, even if we obtain the initial funds necessary to establish our plantation and facilities, the costs to develop and implement our proposed farm and support facilities, and our other operational costs could significantly increase beyond our expectations due to economic factors, design modifications, implementation or construction delays or cost overruns.  In such an event, our profitability and ultimately the financial condition of our company will be adversely affected.

We plan to grow rapidly and our inability to keep up with such growth may adversely affect our profitability.

We plan to grow rapidly and significantly expand our operations.  We currently have a very small staff and few resources.  If we succeed in significantly expanding our operations, our growth may place a significant strain on our management team and other company resources.  We will not be able to implement our business strategy in a rapidly evolving market without effective planning and management processes.  We have a short operating history and have not implemented sophisticated managerial, operational and financial systems and controls.  If we grow significantly, we will have to manage multiple relationships with various strategic partners, including suppliers, distributors, and other third parties.  To manage the expected growth of our operations and personnel, we will have to significantly supplement our existing managerial, financial and operational staff, systems, procedures and controls.  We may be unable to supplement and complete, in a timely manner, the improvements to our systems, procedures and controls necessary to support our future operations, our operations will not function effectively.  In addition, our management may be unable to hire, train, retain, motivate and manage required personnel, or successfully identify, manage and exploit existing and potential market opportunities.  As a result, our business and financial condition may be adversely affected.

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

Reductions in the price of bio-diesel, and decreases in the price of petroleum-based fuels could affect the price of our feedstock, resulting in reductions in our revenues.

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

Assuming that we obtain the necessary funds, directly or through future joint ventures, to acquire and develop additional Jatropha farms in Mexico or elsewhere, we will have to enter into numerous agreements, documents and relationships with the owners of the land and the providers of various services.   All of these agreements and arrangements remain to be negotiated, executed and implemented before we can develop fully commence new operations, including agreements relating to the construction of our proposed seed processing plant and other support facilities for our Jatropha plantation in Mexico.  In some cases, the parties with whom we would need to establish a relationship have yet to be identified.  Our expectations regarding the likely terms of these agreements and relationships could vary greatly from the terms of any agreement or relationship that may eventually be executed or established.  If we are unable to enter into these agreements or relationships on satisfactory terms, or if revisions or amendments to existing terms become necessary, the purchase and cultivation of additional land, or the construction of our proposed seed processing plant and the commencement of our related operations could be delayed.  In such an event, our expenses could be increased and our ability to achieve profitability could be adversely affected.

Delays due to, among others, weather, labor or material shortages, permitting or zoning delays, or opposition from local groups, may hinder our ability to commence operations in a timely manner.

We could incur delays in the implementation of our plans to plant and harvest Jatropha, or our plans for the construction of support facilities, due to permitting or zoning delays, opposition from local groups, adverse weather conditions, labor or material shortages, or other causes.  In addition, changes in political administrations at the federal, state or local level that result in policy changes towards the large scale cultivation of Jatropha or towards biofuels in general could result in delays in our timetable for development and commencement of operations.  Any such delays could adversely affect our ability to commence operations and generate revenue.

We may be unable to locate suitable properties and obtain the development rights needed to build and expand our business.

Our business plan focuses on identifying and developing agricultural properties (farms, nurseries, etc.) for the production of biofuels feedstock.  The availability of land for this activity is a key element of our projected revenue generation.  Our ability to acquire appropriate land in the future is uncertain and we may be required to delay planting, which may create unanticipated costs and delays.  In the event that we are not successful in identifying and obtaining rights on suitable land for our agricultural and processing facilities, our future prospects for profitability will likely be affected, and our financial condition and resulting operations may be adversely affected.

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

Alternative fuels, including a variety of energy alternatives to biofuels, are continually under development. Technological advances in fuel-engines and exhaust system design and performance could also reduce the use of biofuels, which would reduce the demand for bio-diesel. Further advances in power generation technologies, using cleaner hydrocarbon based fuels, fuel cells and hydrogen are actively being researched and developed.  If these technological advances and alternatives prove to be economically feasible, environmentally superior and accepted in the marketplace, the market for biofuels could be significantly diminished or replaced, which would adversely affect our financial condition.

Our ability to hire and retain key personnel and experienced consultants will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

We are highly dependent upon our management, and on Richard Palmer in particular.  The loss of the services of one or more of these individuals may impair management's ability to operate our company or our ability to locate and develop new Jatropha farms.  We have not purchased key man insurance on any of our officers, which insurance would provide us with insurance proceeds in the event of their death.  Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace such individuals or to replace any business lost by the death of such individuals.  We may not be able to attract and retain the necessary qualified personnel.  If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

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

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Our existing directors, officers and key employees hold a substantial amount of our common stock and may be able to prevent other shareholders from influencing significant corporate decisions.

As of March 31, 2009, our directors and executive officers beneficially owned approximately 29% of our outstanding common stock.  These shareholders, if they act together, may be able to direct the outcome of matters requiring approval of the shareholders, including the election of our directors and other corporate actions such as:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Currently, we operate out of offices located at 6033 W. Century Blvd, Suite 895, Los Angeles, California 90045.  Our leased offices consist of 1,495 square feet and are leased at a monthly rate of $ 1.80 per sq. ft. until the expiration of our lease in May 2009.   While we have not yet decided whether we want to renew our current lease, we believe that there are sufficient other alternate facilities available for lease should we decide not to do so.

The Jatropha farm that we currently own through our GCE Mexico I, LLC joint venture consists of seven separate parcels of land collectively representing 2, 084 hectares (approximately 5,149 acres).   The farm is located approximately 12 miles northeast of Tizimin, Yucatan, Mexico and is  approximately 110 miles from Merida and the port of Progresso, and 75 miles from Cancun.  The prior land owners had used the land for raising cattle.  As a result, a portion of the land was developed for commercial grazing.  There are 14 wells on the land which were installed to irrigate the land.  Irrigation systems have been installed for approximately 400 hectares.  Since the acquisition of this land, we have developed a commercial seedling nursery and approximately 2,500 acres  have been improved, with approximately 750 acres  planted with Jatropha plants. All the necessary roads and other infrastructure have been developed on the farm.

ITEM 3.	LEGAL PROCEEDINGS.

 On August 22, 2006, we initiated legal proceedings in Landgericht Hamburg, a German Federal Court in Hamburg - Germany, against Dr. Alfred Schmidt to obtain certain rights concerning “SaveCream”, a developmental topical aromatase inhibitor cream relevant to our legacy bio-pharmaceutical business.  No cross complaints have been filed against us in this matter.  We acquired the “SaveCream” rights and certain other related intellectual property assets from the liquidator of Savetherapeutics AG i.L., a German corporation, pursuant to an asset purchase agreement dated as of March 11, 2005.   On April 7, 2009 the court in Germany entered a judgment in our favor and ruled that the SaveCream patents and patent applications belong to our MDI Oncology subsidiary.

In addition, a judgment has been issued against us under a lawsuit filed against us for the collection of approximately $60,000 of unpaid obligations that this company incurred prior to the date on which currently management took over in 2007.  We have been unable to pay this judgment.

We may, from time to time, be subject to additional collection lawsuits related to the significant amount of outstanding and unpaid obligations we owe to a number of creditors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Prior to February 6, 2008, our common stock was traded on the OTC Bulletin Board under the symbol “MLSC.”  In connection with the change of our corporate name, our trading symbol was changed to “GCEH” on February 29, 2008.  The following table sets forth the range of closing prices for our common stock for the quarters indicated.  Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

Fiscal Year Ended December 31, 2007	High Bid	Low Bid
First Quarter	$.049	$0.022
Second Quarter	$.050	$0.011
Third Quarter	$.075	$0.020
Fourth Quarter	$.088	$0.030

Fiscal Year Ended December 31, 2008	High Bid	Low Bid
First Quarter	$.050	$.025
Second Quarter	$.120	$.045
Third Quarter	$.072	$.030
Fourth Quarter	$.050	$.020

Shareholders

As of March 31, 2009, there were approximately 1,500 holders of record of our common stock, not including any persons who hold their stock in “street name.”

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will pay dividends in the foreseeable future.  Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant.  However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
1993 Incentive Plan (1)	3,383,000	$0.13	-0-
2002 Stock Incentive Plan	19,700,000	$0.04	300,000
Equity compensation plans not approved by security holders
Warrants	58,818,635	$0.02	-0-

Total	81,901,635		300,000
(1) The 1993 Incentive Plan has expired and no additional options or awards can be granted under this plan.

Recent Issuances Of Unregistered Securities

During the three-month period ended December 31, 2008, we sold 2,777,778 shares of our common stock to two accredited investors for a total purchase price of $100,000.  The foregoing two sales were effected in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Repurchase of Shares

We did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

During the period covered by this Annual Report, we were a development stage company.  Until 2007, we were a bio-pharmaceutical company engaged in the research and development of two potential drug candidates.  In 2007, we decided to discontinue the development of our two drug candidates, decided to sell our two drug technologies, and decided to commence a new business as a renewable alternative energy source company.  As a result, the “Results of Operations” section below contains a description of the results of the new biofuels business that we are currently conducting.  The results of operations of the business that we no longer intend to pursue has been characterized as discontinued operations.

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

Development Stage Enterprise.  We are a development stage company as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  Accordingly, all losses accumulated since inception have been considered as part of our development stage activities.

Agricultural Producer.  We have commenced a new business related to the cultivation of the Jatropha Curcas plant.  Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with Statement of Position 85-3, “Accounting by Agricultural Producers and Agricultural Cooperatives.”

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note A to the Consolidated Financial Statements included in this Annual Report.  However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statements.

Results Of Operations

As discussed previously, in 2007 the Board of Directors determined to discontinue our prior bio-pharmaceutical operations.  Pursuant to accounting rules for discontinued operations, we have classified all revenue and expense, except general corporate overhead, for 2008, 2007 and prior periods related to the operations of our bio-pharmaceutical business as discontinued operations.

Revenues and Gross Profit.  We are still a development stage company and have not had revenues from our operations or reached the level of our planned operations.  We discontinued our prior bio-pharmaceutical operations in March 2007.  In September 2007, we commenced operations in our new bio-fuels Jatropha business, but we are still in the pre-development agricultural stage of our operations and, therefore, do not anticipate generating significant revenues from the sale of bio-fuel products until late 2009.  During the fiscal year ended December 31, 2007 (“fiscal 2007”), we recognized revenue of $200,000 related to our discontinued bio-pharmaceutical business, which revenue is included in Loss from Discontinued Operations in the accompanying Consolidated Statements of Operations.  We did not recognize any revenues during the fiscal year ended December 31, 2008 (“fiscal 2008”).  We are, however, attempting to generate cash from the forward sale of carbon credits, the sale of future oil delivery contracts, the sale of some Jatropha seeds for seed propagation purposes, and by providing bio-fuel consulting services.

Operating Expenses. Our general and administrative expenses related to our continuing operations for the year ended December 31, 2008, were $1,830,000 compared to $2,950,000 for the year ended December 31, 2007.  General and administrative expense principally includes officer compensation; outside services, such as legal, accounting, and consulting expenses; share-based compensation; and other general expenses such as insurance, occupancy costs, travel, etc.  The net reduction in general and administrative expenses from fiscal 2007 to fiscal 2008 is principally the result of a reduction in share-based compensation (from $2,015,000 in fiscal 2007 to $371,000 in fiscal 2008).  During the year ended December 31, 2007, we recognized share-based compensation in connection with a release and settlement agreement we entered into with our former Chief Executive Officer; warrants and options granted to consultants and management; stock issued in connection with the acquisition of our Jatropha assets from Global Clean Energy Holdings LLC; and stock issued to a consultant.  During the year ended December 31, 2008, share-based compensation consisted primarily of the amortization of stock compensation issued in fiscal 2007 in the Global Clean Energy Holdings LLC acquisition and related to new options granted in fiscal 2008 to management.  During the year ended December 31, 2008, compensation paid to new executive officers and an administrative employee resulted in an increase of $390,000 in administrative expense compared to the year ended December 31, 2007.  Other general and administrative expenses more directly related to the operation and disposal of our bio-pharmaceutical business have been included in Loss from Discontinued Operations, including substantially all of the compensation paid to the former Chief Executive Officer during the year ended December 31, 2007.

For the year ended December 31, 2007, we recorded research and development costs of $987,000 related to the value of common stock issued in exchange for certain trade secrets, know-how, business plans, term sheets, business relationships, and other information in connection with the share exchange with Global Clean Energy Holdings, LLC.  Otherwise, we did not incur any research and development expenses during the year ended December 31, 2007 due to our Board of Directors’ decision to discontinue funding development of our two drug candidates.   Since we are no longer engaged in the research and development of pharmaceutical products, we did not incur any research and development expenses in fiscal 2008.

Other Income/ Expense and Net Loss. During the year ended December 31, 2007, we recorded $148,000 as unrealized loss on financial instrument to record the accounting for warrants resulting from the issuance of the Series A Convertible Preferred Stock entered into in October 2004 and March 2005, and the cancellation and reissuance in September 2007 of certain related warrants to purchase 27,452,973 shares of common stock in connection with a new secured promissory note.  In fiscal 2008, we recorded unrealized gain of $5,000 as a result of the accounting for these warrants.  This non-cash gain and loss recognition on financial instrument was the result of the periodic revaluation of certain warrants classified as a liability in the financial statements.  On January 29, 2008, our shareholders approved an increase in the number of authorized shares of our common stock, resulting in the reclassification of this financial instrument from liability to permanent equity, and eliminated the requirement to periodically revalue the financial instrument and recognize gain or loss on the revaluation.

In connection with the accounting for the cancellation and reissuance of warrants mentioned in the previous paragraph, we recorded a discount to the associated secured promissory note of $250,000 for the year ended December 31, 2007.  The discount to the note was amortized over the term of the loan agreement from September 7, 2007 to December 14, 2007, and was recorded as “interest expense from amortization of discount on secured promissory note” during that year.  In connection with the amendment of this same secured promissory note and issuance of additional warrants to the noteholder during the year ended December 31, 2008, we recorded an additional discount of $36,000.  This additional discount was amortized as “interest expense from amortization of discount on secured promissory note” over the extended term of the loan from May 19, 2008 through August 19, 2008.

Interest expense increased from $52,000 for the year ended December 31, 2007 to $235,000 for the year ended December 31, 2008.  The increase in interest expense is primarily attributable to interest on a mortgage on land purchased in Mexico during April 2008.  The mortgage is in the amount of $2,051,000 and accrues interest at the rate of 12% per year.  The increase in interest expense is also attributable to the increase in the principal balance of the secured promissory note from $250,000 to $460,000, and the fact that this note was outstanding for all of 2008, compared to four months of 2007.

In conjunction with our sale of MDI-P, a liability in the amount of $90,000 was extinguished due to the sale and recorded as “Gain on debt restructuring” for the year ended December 31, 2007.  This liability was only payable if and when we received $1 million in cumulative license revenue from the MDI-P compound in any human indication.  Since we have sold the MDI-P compound for less than $1 million, this liability is no longer owed and was written off.  Additionally, in connection with a release and settlement agreement entered into with our former Chief Executive Officer, we have recognized a gain on the settlement of $395,000 during the year ended December 31, 2007.

Effective April 23, 2008, we entered into a limited liability company agreement (“LLC Agreement”) to form GCE Mexico I, LLC, a Delaware limited liability company (GCE Mexico), with six  unaffiliated investors (collectively, the “Investors”).  Two of the Investors invested $2,415,151 in 2008 to purchase GCE LLC preferred membership units (in addition, in February 2009, these Investors invested an additional $1,071,278).  An aggregate of 1,000 preferred membership units were issued to these two Investors.  Under the LLC Agreement, the net loss of GCE Mexico is allocated to the members according to the investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The minority interest in net loss in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico I, LLC to the preferred membership interests.

In fiscal 2008 we recognized income from discontinued operations of $67,000, compared to a loss from discontinued operations $518,000 for the prior fiscal year.  The gain from discontinued operations for the year ended December 31, 2008 principally relates to foreign currency exchange rate gains on liabilities associated with our former business that are denominated in euros.

Liquidity And Capital Resources

As of December 31, 2008 we had $291,000 in cash and a working capital deficit of $6,604,000, as compared with $805,000 in cash and a working capital deficit of $7,344,000 at December 31, 2007.

Since our inception, we have financed our operations primarily through private sales of our securities.  Early in 2007 we decided to terminate our bio-pharmaceutical operations.  Accordingly, in August 2007, we sold one of our drug candidates, the MDI-P compound, for $310,000 in cash.  We also were under an agreement to sell SaveCream, our second and larger drug candidate, to a European buyer for €4,007,534 (or approximately U.S. $5,578,000 based on the currency conversion rate in effect as of December 31, 2008).  The closing of that sale was scheduled to occur no later than the end of January 2008.  However, the sale to this European buyer was not completed and the European buyer has since become insolvent.  As a result of the inability of the European buyer to complete the purchase of SaveCream, we did not have the funds available in fiscal 2008 that we had expected.  This lack of funding caused us to delay many of our projects and caused us to try to financing our business plan through other means that do not require the use of cash (such as purchasing Jatropha farms through (i) joint ventures with third party investors and (ii) the issuance of our shares).   We are continuing to market the SaveCream assets.  Should we be able to sell these assets, our liquidity would substantially increase.  However, we have not entered into any agreements for the sale of these legacy pharmaceutical assets, and no assurance can be given that we will ever be able to dispose of these assets in a manner that will improve our liquidity.

In order to fund our ongoing operations, in 2007 we entered into a loan agreement with one of our larger shareholders, Mercator Momentum Fund III, L.P.  Pursuant to the loan agreement, we borrowed certain amounts in 2007 and 2008 and repaid a portion of the loans.  Currently, the outstanding principal balance of the Mercator Momentum Fund III, L.P. loan is $460,000.  The loan currently matures and becomes due and payable on July 13, 2009.  The loan is secured by a first priority lien on all of our assets.

In November 2007, we issued 13,000 shares of our newly created Series B Convertible Preferred Stock to two accredited investors for an aggregate of $1,300,000.

In order to fund the acquisition and development of our first Jatropha plantation in Mexico, in April 2008 we formed GCE Mexico I, LLC, a Delaware limited liability company (GCE LLC), with six  unaffiliated investors.  GCE LLC subsequently purchased approximately 5,000 acres of farm land  in the State of Yucatan in Mexico that is currently being cultivated as a Jatropha farm (the Jatropha Farm).  We own 50% of the issued and outstanding common membership units of GCE LLC.  The remaining 50% of the common membership units was issued to the unaffiliated investors.  As the owner of the common membership interest were not required to make any capital contributions to GCE LLC.  Two of the investors are required to fund GCE LLC’s activities with approximately $4.2 million through the purchase of preferred membership units and through a mortgage loan that was used to purchase the approximately 5,000 acre Jatropha Farm in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two investors. Under GCE LLC’s operating agreement, the two preferred investors were required to invest a total of approximately $2,233,000 in GCE LLC, all of which was invested in 2008.  In addition, the two preferred investors are required to make additional capital contributions to GCE LLC, as requested by management and as required by the operation of the Jatropha Farm in 2009 and the following years.  As a result, through March 31, 2009, these two investors have contributed a total of $3,486,000 to GCE LLC.  The Preferred Members are required to continue to fund the ongoing operation in accordance with the approved annual budgets provided by management. This funding will continue until the Jatropha Farm generates adequate revenue to sustain operations, which is expected to occur by the end of calendar year 2009.  These investors also directly funded the purchase of approximately 5,000 acres of land in the State of Yucatan in Mexico by a loan of $2,051,282, which loan is secured by a mortgage in favor of these two investors in the amount of $2,051,282.  The mortgage bears interest at the rate of 12% per annum, payable quarterly.  GCE LLC has agreed that this interest will accrue until such time as there is sufficient cash flow to pay all accrued interest.  The entire mortgage, including any unpaid interest, is due April 23, 2018.  The Jatropha Farm is expected to produce its first material harvest of Jatropha seeds in the fall of 2009, and is expected to generate cash from operations beginning in the fourth quarter of 2009.  However, because the holders have a 12% priority return, and because we have been accruing interest on the mortgage, the cash generated by the Jatropha Farm is not expected to improve our liquidity and cash flow in the near future.

We currently do not have any significant source of revenues and do not have sufficient funds to fund our administrative expenses.  Accordingly, we will have to obtain additional funding in the near future in order to continue our operations.  Although we expect to receive modest revenues from consulting fees and possibly some minor Jatropha sales, the amount of revenues that we expect to generate from these sources will not be sufficient to fund all of our working capital needs. Therefore, we will have to obtain additional financing from various other sources, including from the sale of convertible debt or equity securities, the forward sale of Jatropha oil and carbon offset credits, and from strategic partnerships.  While we have commenced negotiations with third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that any of these transactions will be consummated, or if consummated, that they will provide us with sufficient capital to continue to operate our business in 2009.  We have not yet identified, and cannot be sure that we will be able to obtain any additional investment funding from either equity or debt sources, or that the terms under which we may be able to obtain such funding will be beneficial to us.  If we do not obtain sufficient additional funds in the near future, we will have to suspend some of our operations, scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations.  The termination of our operations would result in a total loss of our shareholders’ investment.

Even if we obtain financing to fund our working capital needs, we will need a significant infusion of additional capital to establish other Jatropha plantations in Mexico and other locations.  We currently have no sources for obtaining the large amount of investments that we will need to develop our company in the manner contemplated in our business plan.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements are referred to in Item 15, listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

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

In connection with the preparation of this Annual Report, our Certifying Officers evaluated the effectiveness of management’s disclosure controls and procedures, as of December 31, 2008, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  Based on that evaluation, the Certifying Officers concluded that management’s disclosure controls and procedures were not effective as of December 31, 2008.

Material Weakness in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 15d-15(f) under the Exchange Act, and for assessing the effectiveness of internal control over financial reporting.

Internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on our financial statements.

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on that evaluation, management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective.

Based on our evaluation of our internal control over financial reporting in our Mexico subsidiary, we have determined that we currently have inadequate controls over the accounting functions in Mexico and over cash management in Mexico.  Management is attempting to implement new controls to improve both of these deficiencies.

Our Board of Directors believes that, with the exception of the issues identified relating to our operations in Mexico, our system of internal controls, disclosure controls and procedures are adequate to provide reasonable assurance that the information required to be disclosed in the our interim and annual reports is recorded, processed, summarized, and accurately reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Board of Directors, the Audit Committee, management, including our certifying officers, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  The Audit Committee cannot be certain that its remediation efforts will sufficiently cure management’s identified material financial reporting weaknesses.  Furthermore, the Audit Committee has not tested the operating effectiveness of the remediated controls, since the process is not yet complete.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Except as reported above in this Item 9, there was no change in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position held by each of our executive officers and directors.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
David R. Walker (1)	64	Chairman of the Board
Richard Palmer	48	President, Chief Executive Officer and Director
Bruce Nelson	54	Chief Financial Officer
Eric J. Melvin	45	Director
Mark A. Bernstein, Ph.D. (1)	55	Director

(1)	Member of our Audit Committee

Business Experience and Directorships

The following describes the backgrounds of current executive officers and directors.  Our Board of Directors has determined that Mr. Walker and Dr. Bernstein are independent directors as defined in the Nasdaq rules governing members of boards of directors.

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

Richard Palmer

Richard Palmer was appointed as our President and Chief Operating Officer in September 2007, and been a member of the Board of Directors since September 2007. Mr. Palmer became our Chief Executive Officer on December 21, 2007.  Mr. Palmer has over 25 years of hands-on experience in the energy field, holding senior level management positions with a number of large engineering, development, operations and construction companies. He is a co-founder of Mobius Risk Group, LLC, an energy risk advisory services consulting company, and was a principal and Executive Vice President of that consulting company from January, 2002 until September 2007. From 1997 to 2002, Mr. Palmer was a Senior Director at Enron Energy Services. Prior thereto, from 1995 to 1996 Mr. Palmer was a Vice President of Bentley Engineering, and a Senior Vice President of Southland Industries from 1993 to 1996. Mr. Palmer received his designation as a Certified Energy Manager in 1999, holds two Business Management Certificates from University of Southern California’s Business School, and is an active member of both the American Society of Plant Biologists and the International Tropical Farmers Association.

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

Mark A. Bernstein

Mark A. Bernstein, Ph.D., joined our Board of Directors on June 30, 2008.  Dr. Bernstein is current a teaching professor at The University of Southern California (USC) where he also serves as the Managing Director of USC’s Energy Institute.  Dr. Bernstein is an internationally recognized expert on energy policy and alternative energy technologies.  Dr. Bernstein was awarded a Ph.D. in Energy Management and Policy from the University of Pennsylvania, holds a Masters degree in Mathematics from Ohio State University, and a B.A. from State University of New York at Albany.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on information provided to us by our officers and our review of copies of reporting forms received by us, we believe that during fiscal year ended December 31, 2008, our officers and directors complied with the filing requirements under Section 16(a).

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our principal executive officers, principal financial officer or controller, or persons performing similar functions (“Code of Ethics”).    A copy of our code of ethics will be furnished without charge to any person upon written request.  Requests should be sent to:  Secretary, Global Clean Energy Holdings, Inc. 6033 W. Century Blvd., #895 Los Angeles, California 90045.

Board Committees

Our Board of Directors has an Audit Committee, but does not currently have a Compensation Committee or a Nominating Committee.

The Audit Committee meets periodically with management and with our independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements.  The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures.  The Audit Committee is also authorized to review related party transactions for potential conflicts of interest.  During the fiscal year ended December 31, 2008, Mr. Walker and Dr. Bernstein constituted all of the members of the Audit Committee.  Both Mr. Walker and Dr. Bernstein are non-employee directors and independent as defined under the Nasdaq Stock Market’s listing standards.  Mr. Walker has significant knowledge of financial matters, and our Board has designated Mr. Walker as the “audit committee financial expert” of the Audit Committee.  The Audit Committee met 10 times during fiscal 2007 and four times in 2008 in connection with this Annual Report and our Quarterly Reports on Form 10-QSB.  The Audit Committee operates under a formal charter that governs its duties and conduct.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2008 and 2007 of all persons who served as our principal executive officer and principal financial officer during the fiscal year ended December 31, 2008.  No other executive officers earned annual compensation during the fiscal year ended December 31, 2008 that exceeded $100,000.  The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Richard Palmer(1)	2008	250,000		—	—	—	23,400	273,400
	2007	83,333		—	—	264,000	7,800	355,133
Bruce Nelson(2)	2008	145,833	(2)	—	—	189,000	10,000	344,833

(1)	Richard Palmer became the registrant’s Chief Executive Officer December 21, 2007. Prior thereto, he served as our President and Chief Operating Officer from September 7, 2007.
(2)	Mr. Nelson became our Chief Financial Officer and Secretary on April 1, 2008.
(3)
This column represents the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted to the named executive, in accordance with SFAS 123R.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the option grants, refer to Notes C and J of our financial statements in this Annual Report.  These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive from these awards.

Stock Option Grants

The following table sets forth information as of December 31, 2008 concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2008

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Palmer	—		6,000,000	(1)	—	$0.03	8/30/12	—	—	—	—
			6,000,000	(2)

Bruce Nelson	500,000	(3)	—		—	0.05	3/20/18	—	—	—	—
	500,000	(4)	—		—	0.05	3/20/18	—	—	—	—
	—		500,000	(5)	—	0.05	3/20/18	—	—	—	—
	—		500,000	(6)	—	0.05	3/20/18	—	—	—	—
	—		1,250,000	(1)	—	0.05	3/20/13	—	—	—	—
	—		1,250,000	(2)	—	0.05	3/20/13	—	—	—	—

(1)	Will vest if and when our company’s market capitalization reaches $75 million.
(2)	Will vest if and when our company’s market capitalization reaches $120 million.
(3)	Vested on July 1, 2008.
(4)	Vested on December 1, 2008
(5)	Will vest on July 1, 2009.
(6)	Will vest March 31, 2010.

Director Compensation.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2008 for their services rendered as directors.  The compensation of Richard Palmer, who serves as a director and as our President and Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2008

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David R. Walker	$10,000	—	—	—	—	—	$10,000
Eric J. Melvin	—	—	—	—	—	—	—
Mark A. Bernstein, Ph.D.	—	—	—	—	—	—	—

Employment Agreements

Richard Palmer.  On September 7, 2007, we entered into an employment agreement with Richard Palmer pursuant to which we hired Richard Palmer to serve as our President and Chief Operating Officer.  Mr. Palmer was also appointed to serve as director on our Board of Directors to serve until the next election of directors by our shareholders.  Upon the resignation of our prior Chief Executive Officer in December 2007, Mr. Palmer also became our Chief Executive Officer.  Under our employment agreement with Mr. Palmer, we granted Mr. Palmer an incentive option to purchase up to 12,000,000 shares of our common stock at an exercise price of $0.03 (the trading price on the date the agreement was signed), subject to our achievement of certain market capitalization goals.  The option expires after five years.  In addition, Mr. Palmer’s compensation package includes a base salary of $250,000, and a bonus payment contingent on Mr. Palmer’s satisfaction of certain performance criteria, which will not exceed 100% of Mr. Palmer’s base salary.  The term of employment commenced September 1, 2007 and ends on September 30, 2010.

Bruce Nelson.  On March 20, 2008, we entered into an employment agreement with Bruce K. Nelson  pursuant to which we hired Mr. Nelson to serve as our Executive Vice-President and Chief Financial Officer effective April 1, 2008.  Mr. Nelson’s employment agreement has an initial term of employment that continues through March 20, 2010.  Thereafter, the term of employment shall automatically renew for successive one-year periods unless otherwise terminated by us.  We agreed to pay Mr. Nelson a base salary of $175,000, subject to annual increases based on the Consumer Price Index for the immediately preceding 12-month period, and a bonus payment based on Mr. Nelson’s satisfaction of certain performance criteria established by the compensation committee of our Board of Directors.  The bonus amount in any fiscal year will not exceed 100% of Mr. Nelson’s base salary.  Mr. Nelson is eligible to participate in this company’s employee stock option plan and other benefit plans.  At the time we employed Mr. Nelson, we granted him a ten-year option to acquire up to 2,000,000 shares of our common stock at an exercise price of $0.05 (the trading price on the date the agreement was signed).  These options vest in tranches of 500,000 shares over the first two years of the employment term.  We also granted Mr. Nelson a five-year option to acquire up to 2,500,000 shares of our common stock at an exercise price of $0.05, if this company meets certain market capitalization goals.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2009 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers named in the Summary Compensation Table and each of our directors and (c) by all executive officers and directors of this company as a group.  As of March 31, 2009, there were 229,381,338 shares of our common stock issued and outstanding.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class
Certain Beneficial Owners:

Monarch Pointe Fund, Ltd. 555 S. Flower St., Suite 4500 Los Angeles, CA 90071	24,085,509	(3)	10.04%

Mobius Risk Group, LLC Three Riverway, Suite 1700 Houston, Texas 77056	54,810,220	(4)	23.89%

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class
Directors/Named Executive Officers:

Richard Palmer	9,135,037	(5)	3.98%
Bruce Nelson	1,000,000	(6)	*
David R. Walker	1,153,539	(7)	*
Eric J. Melvin Three Riverway, Suite 1700 Houston, Texas 77056	54,810,220	(8)	23.89%
Mark A. Bernstein	-0-		-0-

All Named Executive Officers and Directors as a group (5 persons)	66,098,796		28.60%

*  Less than 1%
(1) Unless otherwise indicated, the business address of each person listed is c/o Global Clean Energy Holdings, Inc., 6033 W. Century Blvd, Suite 895, Los Angeles, California.
(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities.  Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of March 31, 2009.
(3) Includes 10,403,095 shares that may be acquired upon the exercise of currently exercisable warrants.  The warrants contain a provision the prevents them from being exercised if such exercise would cause Monarch Pointe Fund, Ltd. from owning more than 9.99% of our outstanding common stock.
(4) Includes 3,915,016 shares subject to forfeiture in the event the company has not satisfied certain conditions by September 7, 2009.
(5) Includes 652,503 shares subject to forfeiture in the event the company has not satisfied certain conditions by September 7, 2009.  Mr. Palmer owns 13.33% of the outstanding membership interests of Mobius.  Mr. Palmer has options to acquire 12,000,000 shares of common stock, which options are not currently exercisable and will not become exercisable unless certain conditions are met.  Neither the shares held by Mobius, nor the foregoing options to purchase 12,000,000 shares have been included in Mr. Palmer’s holdings in this table.
(6) Consists of 1,000,000 shares that may be acquired upon the exercise of currently exercisable options.  Mr. Nelson also has options to acquire 2,500,000 shares of common stock that are not currently exercisable and will not become exercisable unless certain conditions are met.
(7)  Includes 750,000 shares that may be acquired upon the exercise of currently exercisable options.
(8) Includes 54,810,220 shares held in the name of Mobius Risk Group, LLC, a Texas limited liability company.  Mr. Melvin is the Chief Executive Officer and a director of Mobius Risk Group, LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Emmes Consulting Agreement

On February 1, 2007, we entered into a consulting agreement (the “Emmes Agreement”) with Emmes Group Consulting LLC (“Emmes”) pursuant to which we engaged Emmes to assist with developing an overall strategic business plan and recapitalization strategy for our company. The term of the engagement was for one year.  As compensation for its services, Emmes was entitled to receive a consulting fee of $15,000 per month plus a ten-year warrant to purchase 5,000,000 shares of our common stock at an exercise price of $0.03 per share.  Martin Schroeder, the Executive Vice-President and Managing Director of Emmes, was a Director of this company until his resignation on April 8, 2008.

Loan Agreement

In order to fund our operations, on September 7, 2007 we entered into a loan and security agreement (“Loan Agreement”) with Mercator Momentum Fund III, L.P., a California limited partnership. From September 7, 2007 until December 11, 2009, Mercator Momentum Fund III, L.P. was a major shareholder of this company and the beneficial owner of approximately 18% of our voting shares.  Pursuant to the Loan Agreement, Mercator Momentum Fund III, L.P. agreed to make available to us a secured term credit facility in the aggregate principal amount of $1,000,000 (the “Loan”).  In connection with the Loan Agreement, we issued a secured promissory note to Mercator Momentum Fund III, L.P. that bears interest at a rate of 12% per annum, payable monthly.  As of March 31, 2009, the outstanding principal balance of the Loan was $460,000.  The Loan is secured by a first priority lien on all of our assets and matures on July 13, 2009.

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

Mobius Consulting Agreement

Concurrent with the execution of the Global Agreement, we also entered into a consulting agreement with Mobius (the “Mobius Agreement”) pursuant to which Mobius has agreed to provide consulting services to us in connection with our new Jatropha Business.  Richard Palmer, our President and Chief Operating Officer, owns 13.33% of the outstanding equity interests of Mobius.  In addition, Eric J. Melvin, one of our directors is a principal and Chief Executive Officer of Mobius.  We have agreed to pay Mobius a monthly retainer of $45,000 for the services provided under the consulting agreement.  The consulting agreement was terminated in August 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees accrued by Hansen, Barnett & Maxwell. P.C. during the fiscal year ended December 31, 2007 and 2008 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-QSB and SEC filings were $47,599 and $43,038 respectively.

Audit-Related Fees

Hansen, Barnett & Maxwell. P.C. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal years ended December 31, 2007 and 2008.

Tax Fees

Hansen, Barnett & Maxwell. P.C. did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2007 and December 31, 2008.

All Other Fees

Hansen, Barnett & Maxwell. P.C. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2007 and 2008.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies, the Audit Committee charter provides that the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  No other significant compensation services were performed for us by Hansen, Barnett & Maxwell. P.C. during 2007 and 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following documents are furnished as exhibits to this Form 10-K. Exhibits marked with an asterisk are filed herewith.  The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

Number	Exhibit
3.1
Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference).
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

10.2
Sale and Purchase Agreement between Attorney Hinnerk-Joachim Müller as liquidator of Savetherapeutics AG i.L. and Medical Discoveries, Inc. regarding the purchase of the essential assets of Savetherapeutics AG i.L. (filed as Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.3
Share Exchange Agreement dated September 7, 2007 among Medical Discoveries, Inc., Richard Palmer, and Mobius Risk Group, LLC (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.4
Definitive Master Agreement dated as of July 29, 2006, by and between MDI Oncology, Inc. and Eucodis Forschungs und Entwicklungs GmbH (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2006, and incorporated herein by reference)

10.5
Loan and Security Agreement, dated September 7, 2007, between Medical Discoveries, Inc. and Mercator Momentum Fund III, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference).

10.6	Note Amendment And Maturity Date Extension, dated January 12, 2009, between the Company and Mercator Momentum Fund III, L.P.*

Number	Exhibit
10.7
Consulting Agreement dated September 7, 2007 between Medical Discoveries, Inc. and Mobius Risk Group, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.8
Employment Agreement dated September 7, 2007 between Medical Discoveries, Inc. and Richard Palmer (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.9
Release and Settlement Agreement dated August 31, 2007 between Medical Discoveries, Inc. and Richard Palmer (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.10
Release and Settlement Agreement, dated as of October 19, 2007, by and among the Company, on the one hand, and Mercator Momentum Fund, LP, Monarch Pointe Fund, Ltd., and Mercator Momentum Fund III, LP, on the other hand. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 26, 2007, and incorporated herein by reference)

10.11	Form of Warrant (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 26, 2007, and incorporated herein by reference)
10.12
Securities Purchase Agreement, dated as of November 6, 2007, by and among Medical Discoveries, Inc. and the Purchasers (as defined therein) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2007, and incorporated herein by reference)

10.13
Employment Agreement dated March 20, 2008 between Global Clean Energy Holdings, Inc. and Bruce K. Nelson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2008, and incorporated herein by reference)

10.14
Exchange Agreement, effective April 18, 2008, by and between Global Clean Energy Holdings, Inc., on the one hand, and Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Monarch Pointe Fund, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2008, and incorporated herein by reference)

10.15
Amendment to Loan and Security Agreement, dated September 7, 2007, between Medical Discoveries, Inc. and Mercator Momentum Fund III, L.P. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed August 14, 2008, and incorporated herein by reference)

10.16
Stock Purchase Agreement, dated October 30, 2008, between the Global Clean Energy Holdings, Inc. and the four shareholders of Technology Alternatives Limited, a Belizean Company formed under the Laws of Belize (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2008, and incorporated herein by reference)

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

GLOBAL CLEAN ENERGY HOLDINGS, INC.

April 14, 2009	By:	/s/ RICHARD PALMER
Richard Palmer President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD PALMER	Chief Executive Officer	April 14, 2009
Richard Palmer	(Principal Executive Officer) and Director

/s/ BRUCE NELSON	Chief Financial Officer (Principal	April 14, 2009
Bruce Nelson	Accounting Officer)

/s/ DAVID WALKER	Chairman, the Board of Directors	April 14, 2009
David Walker

/s/ ERIC MELVIN	Director and Secretary	April 14, 2009
Eric Melvin

/s/ MARK A. BERNSTEIN	Director	April 14, 2009
Mark A. Bernstein

 HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
AND
BUSINESS CONSULTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Global Clean Energy Holdings, Inc.
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Global Clean Energy Holdings, Inc. and subsidiaries (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and for the period from November 20, 1991 (date of inception of the development stage) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of the Company from November 20, 1991 through December 31, 2003, which statements reflect total revenues and deficit accumulated during the development stage of $157,044 and $14,930,259, respectively. Those statements were audited by other auditors whose reports, dated February 18, 2004 (except Note K, not included herein, as to which the date is November 15, 2004) and March 20, 2000, included an explanatory paragraph stating there was substantial doubt regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to the consolidated financial statements for the period from November 20, 1991 through December 31, 2003, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Clean Energy Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended and for the period from November 20, 1991 through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

/s/ HANSEN, BARNETT & MAXWELL, P.C.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 14, 2009

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$291,309	$805,338
Subscription receivable	-	75,000
Other current assets	131,715	51,073
Total Current Assets	423,024	931,411

PROPERTY AND EQUIPMENT
Land	2,051,282	-
Plantation development costs	2,117,061	308,777
Plantation equipment	509,037	-
Office equipment	10,993	1,127
	4,688,373	309,904
Less accumulated depreciation	(22,296)	(563)
	4,666,077	309,341

OTHER ASSETS	2,691	-

TOTAL ASSETS	$5,091,792	$1,240,752

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,890,999	$1,656,292
Accrued payroll and payroll taxes	1,158,808	950,971
Accrued interest payable	522,097	300,651
Accrued return on minority interest	138,014	-
Secured promissory note	460,000	250,000
Notes payable to shareholders	56,000	56,000
Convertible notes payable	193,200	193,200
Research and development obligation	2,607,945	2,701,555
Financial instrument	-	2,166,514
Total Current Liabilities	7,027,063	8,275,183

MORTGAGE NOTE PAYABLE	2,051,282	-

MINORITY INTEREST	1,962,022	-

STOCKHOLDERS' DEFICIT
Preferred stock - no par value; 50,000,000 shares authorized
Series A, convertible; zero and 28,928 shares issued and outstanding, respectively (aggregate liquidation preference of $0 and $2,892,800, respectively)	-	514,612
Series B, convertible; 13,000 shares issued or subscribed (aggregate liquidation preference of $1,300,000)	1,290,735	1,290,735
Common stock, no par value; 500,000,000 shares authorized; 224,813,819 and 174,838,967 shares issued and outstanding, respectively	17,634,474	16,526,570
Additional paid-in capital	3,672,724	1,472,598
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(27,146,931)	(25,439,369)
Total Stockholders' Deficit	(5,948,575)	(7,034,431)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,091,792	$1,240,752

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception of
			the Development Stage
	For the Years Ended		on November 20, 1991
	December 31,		through
	2008	2007	December 31, 2008

Operating Expenses
General and administrative	$1,828,727	$2,949,885	$9,729,285
Research and development	-	986,584	986,584

Loss from Operations	(1,828,727)	(3,936,469)	(10,715,869)

Other Income (Expenses)
Unrealized gain (loss) on financial instrument	5,469	(147,636)	4,722,632
Interest income	4,310	4,441	66,915
Interest expense	(234,470)	(51,929)	(1,472,019)
Interest expense from amortization of discount on secured promissory note	(36,369)	(250,000)	(286,369)
Gain on debt restructuring	-	485,137	2,524,787
Other income	-	-	906,485

Total Other Income (Expenses)	(261,060)	40,013	6,462,431

Loss from Continuing Operations Before Minority Interest in Net Loss	(2,089,787)	(3,896,456)	(4,253,438)

Minority interest in net loss	315,115	-	315,115

Loss from Continuing Operations	(1,774,672)	(3,896,456)	(3,938,323)

Income (Loss) from Discontinued Operations (net of gain on disposal of MDI-P of $258,809 in 2007)	67,110	(518,428)	(22,516,409)

Net Loss	(1,707,562)	(4,414,884)	(26,454,732)

Preferred stock dividend from beneficial conversion feature	-	-	(692,199)

Net Loss Applicable to Common Shareholders	$(1,707,562)	$(4,414,884)	$(27,146,931)

Basic and Diluted Loss per Common Share:
Loss from Continuing Operations	$(0.009)	$(0.029)
Income (Loss) from Discontinued Operations	$0.001	$(0.004)

Net loss	$(0.008)	$(0.033)

Basic and Diluted Weighted-Average Common Shares Outstanding	207,895,116	134,707,205

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Period From November 20, 1991 (Date of Inception of the Development Stage) through December 31, 2008

								Accumulated	Deficit
								Deficit	Accumulated
							Additional	Prior to	During the	Escrow/
	Preferred Stock – Series A		Preferred Stock – Series B		Common stock		Paid in	Development	Development	Subscription
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Receivables	Total

Balance at October 31, 1991	-	$-	-	$-	1,750,000	$252,997	$-	$(1,482,514)	$-	$-	$(1,229,517)

Restatement for reverse acquisition of WPI Pharmaceutical, Inc. by Medical Discoveries, Inc.	-	-	-	-	-	(252,997)	-	252,997	-	-	-

Shares issued in merger of WPI Pharmaceutical, Inc.
Medical Discoveries, Inc., $0.01 per share	-	-	-	-	10,000,000	135,000	-	(170,060)	-	-	(35,060)

Balance at November 20, 1991 (Date of Inception of Development Stage)	-	-	-	-	11,750,000	135,000	-	(1,399,577)	-	-	(1,264,577)

Issuance of common stock for:
Cash
1992 - $0.50 per share	-	-	-	-	200,000	100,000	-	-	-	-	100,000
1992 - $1.50 per share	-	-	-	-	40,000	60,000	-	-	-	-	60,000
1993 - $0.97 per share	-	-	-	-	542,917	528,500	-	-	-	-	528,500
1994 - $1.20 per share	-	-	-	-	617,237	739,500	-	-	-	-	739,500
1995 - $0.67 per share	-	-	-	-	424,732	283,200	-	-	-	-	283,200
1996 - $0.66 per share	-	-	-	-	962,868	635,000	-	-	-	(60,000)	575,000
1997 - $0.43 per share	-	-	-	-	311,538	135,000	-	-	-	60,000	195,000
1998 - $0.29 per share	-	-	-	-	2,236,928	650,000	-	-	-	-	650,000
1999 - $0.15 per share	-	-	-	-	13,334	2,000	-	-	-	-	2,000
2001 - $0.15 per share	-	-	-	-	660,000	99,000	-	-	-	-	99,000
2003 - $0.04 per share	-	-	-	-	20,162,500	790,300	-	-	-	-	790,300
2004 - $0.09 per share	-	-	-	-	20,138,024	1,813,186	-	-	-	-	1,813,186
2005 - $0.18 per share	-	-	-	-	1,922,222	281,926	-	-	-	-	281,926
Services and Interest
1992 - $0.50 per share	-	-	-	-	500,000	250,000	-	-	-	-	250,000
1993 - $0.51 per share	-	-	-	-	251,450	127,900	-	-	-	-	127,900
1993 - $0.50 per share	-	-	-	-	800,000	400,000	-	-	-	-	400,000
1994 - $1.00 per share	-	-	-	-	239,675	239,675	-	-	-	-	239,675
1995 - $0.39 per share	-	-	-	-	4,333,547	1,683,846	-	-	-	(584,860)	1,098,986
1996 - $0.65 per share	-	-	-	-	156,539	101,550	-	-	-	-	101,550
1997 - $0.29 per share	-	-	-	-	12,500	3,625	-	-	-	-	3,625
1998 - $0.16 per share	-	-	-	-	683,000	110,750	-	-	-	-	110,750
1999 - $0.30 per share	-	-	-	-	100,000	30,000	-	-	-	-	30,000
2001 - $0.14 per share	-	-	-	-	1,971,496	284,689	-	-	-	-	284,689
2002 - $0.11 per share	-	-	-	-	2,956,733	332,236	-	-	-	-	332,236
2003 - $0.04 per share	-	-	-	-	694,739	43,395	-	-	-	-	43,395
2004 - $0.06 per share	-	-	-	-	1,189,465	66,501	-	-	-	-	66,501
2005 - $0.18 per share	-	-	-	-	104,167	11,312	-	-	-	-	11,312
2006 - $0.18 per share	-	-	-	-	435,556	78,400	-	-	-	-	78,400
Conversion of Debt
1996 - $0.78 per share					239,458	186,958	-	-	-	-	186,958
1997 - $0.25 per share	-	-	-	-	100,000	25,000	-	-	-	-	25,000
1998 - $0.20 per share	-	-	-	-	283,400	56,680	-	-	-	-	56,680
2002 - $0.03 per share	-	-	-	-	17,935,206	583,500	-	-	-	-	583,500
2004 - $0.07 per share	-	-	-	-	9,875,951	650,468	-	-	-	-	650,468
Conversion of preferred stock to common stock, 2006	(7,580)	(8,722)	-	-	10,242,424	8,722	-	-	-	-	-
Other Issuances
1993 -License - $0.50 share	-	-	-	-	2,000,000	1,000,000	-	-	-	-	1,000,000
1997 - Settlement of contract	-	-	-	-	800,000	200,000	-	-	-	-	200,000
1998 - Issuance of common stock from exercise of warrants, $0.001 per share	-	-	-	-	200,000	200	-	-	-	-	200
2000 - Reversal of shares issued	-	-	-	-	(81,538)	-	-	-	-	-	-
Escrow and Subscription Receivables
1996 - Common stock canceled -$0.34 per share	-	-	-	-	(1,400,000)	(472,360)	-	-	-	472,360	-
2000 - Issuance for escrow receivable -$0.09 per share	-	-	-	-	5,500,000	500,000	-	-	-	(500,000)	-
2000 - Write-off of subscription receivable	-	-	-	-	-	-	-	-	-	112,500	112,500
2000 - Research and development costs	-	-	-	-	-	-	-	-	-	115,400	115,400
2001 - Research and development costs	-	-	-	-	-	-	-	-	-	132,300	132,300
2001 - Operating expenses	-	-	-	-	-	-	-	-	-	25,000	25,000
2004 - Termination of escrow agreement	-	-	-	-	(2,356,200)	(227,300)	-	-	-	227,300	-

(Continued)

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT - (Continued)
Period From November 20, 1991 (Date of Inception of the Development Stage) through December 31, 2008

								Accumulated	Deficit
								Deficit	Accumulated
							Additional	Prior to	During the	Escrow/
	Preferred Stock Series A		Preferred Stock - Series B		Common stock		Paid in	Development	Development	Subscription
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Receivables	Total

Balance carried forward	(7,580)	$(8,722)	-	$-	117,749,868	$12,528,359	$-	$(1,399,577)	$-	$-	$11,120,060

Exercise of Options and Warrants
1997 - $0.25 per share	-	-	-	-	87,836	21,959	-	-	-	-	21,959
1999 - Waived option price $0.14 per share	-	-	-	-	170,000	24,000	-	-	-	-	24,000
Value of Options Issued for Services
1998	-	-	-	-	-	2,336,303	-	-	-	-	2,336,303
1999	-	-	-	-	-	196,587	-	-	-	-	196,587
2001	-	-	-	-	-	-	159,405	-	-	-	159,405
2002	-	-	-	-	-	-	124,958	-	-	-	124,958
2003	-	-	-	-	-	-	295,000	-	-	-	295,000
2004	-	-	-	-	-	-	1,675,000	-	-	-	1,675,000
2006	-	-	-	-	-	-	67,350	-	-	-	67,350
Other
1994 – Cash contributed	-	-	-	-	-	102,964	-	-	-	-	102,964
1995 - Issuance of common stock option to satisfy debt restructuring	-	-	-	-	-	20,000	-	-	-	-	20,000
2004 - Issuance of preferred stock and warrants for cash	12,000	523,334	-	-	350,000	68,845	477,821	-	-	-	1,070,000
2004 - Convertible preferred stock beneficial conversion dividend	-	-	-	-	-	-	692,199	-	(692,199)	-	-
2005 - Issuance of preferred stock and warrants for cash	30,000	-	-	-	-	-	-	-	-	-	-
2005 - Reclassification of warrants to a financial instrument	-	-	-	-	-	-	(2,435,713)	-	-	-	(2,435,713)
Net loss from inception through December 31, 2006	-	-	-	-	-	-	-	-	(20,332,286)	-	(20,332,286)

Balance at December 31, 2006	34,420	514,612	-	-	118,357,704	15,299,017	1,056,020	(1,399,577)	(21,024,485)	-	(5,554,413)

Issuance of common stock for Global Clean Energy Holdings, LLC	-	-	-	-	36,540,146	986,584	-	-	-	-	986,584
Issuance of Series B preferred stock for cash, net of offering costs	-	-	13,000	1,290,735	-	-	-	-	-	-	1,290,735
Conversion of preferred stock to common stock	(5,492)	-	-	-	10,983,521	-	-	-	-	-	-
Share-based compensation from issuance of options	-	-	-	-	-	-	29,652	-	-	-	29,652
Share-based compensation from issuance of common stock, $0.027 per share	-	-	-	-	4,357,298	117,647	-	-	-	-	117,647
Amortization of share-based compensation for common stock held in escrow	-	-	-	-	-	-	510,248	-	-	-	510,248
Release of escrowed shares upon satisfaction of underlying milestones	-	-	-	-	4,567,518	123,322	(123,322)	-	-	-	-
Adjustment of outstanding shares	-	-	-	-	32,780	-	-	-	-	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	(4,414,884)	-	(4,414,884)

Balance at December 31, 2007	28,928	514,612	13,000	1,290,735	174,838,967	16,526,570	1,472,598	(1,399,577)	(25,439,369)	-	(7,034,431)
Reclassification of financial instrument to equity	-	-	-	-	-	-	2,161,045	-	-	-	2,161,045
Exchange of Series A preferred stock for common stock	(28,928)	(514,612)	-	-	28,927,000	514,612	-	-	-	-	-
Issuance of common stock for cash at $0.036 per share	-	-	-	-	2,777,778	100,000	-	-	-	-	100,000
Issuance of warrants in satisfaction of accounts
payable and amendment of note payable	-	-	-	-	-	-	160,934	-	-	-	160,934
Share-based compensation from issuance of options	-	-	-	-	-	-	184,146	-	-	-	184,146
Amortization of share-based compensation for common stock held in escrow	-	-	-	-	-	-	187,293	-	-	-	187,293
Release of escrowed shares upon satisfaction of underlying milestones	-	-	-	-	18,270,074	493,292	(493,292)	-	-	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	(1,707,562)	-	(1,707,562)

Balance at December 31, 2008	-	$-	13,000	$1,290,735	224,813,819	$17,634,474	$3,672,724	$(1,399,577)	$(27,146,931)	$-	$(5,948,575)

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception of
			the Development Stage
	For the Years Ended		on November 20, 1991
	December 31,		through
	2008	2007	December 31, 2008
Cash Flows From Operating Activities
Net loss	$(1,707,562)	$(4,414,884)	$(26,454,732)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign currency transaction loss (gain)	(107,369)	296,370	250,022
Gain on debt restructuring	-	(485,137)	(2,524,787)
Share-based compensation for services, expenses, litigation, and research and development	371,439	3,118,021	12,714,180
Commitment for research and development obligation	-	-	2,378,445
Depreciation	1,365	10,494	139,031
Reduction of escrow receivable from research and development	-	-	272,700
Unrealized loss (gain) on financial instrument	(5,469)	147,636	(4,722,632)
Interest expense from amortization of discount on secured promissory note	36,369	250,000	286,369
Minority interest in net loss	(315,115)	-	(315,115)
Reduction of legal costs	-	-	(130,000)
Write-off of subscriptions receivable	-	-	112,500
Impairment loss on assets	-	-	9,709
Gain on disposal of assets, net of losses	-	(258,809)	(228,445)
Write-off of receivable	-	-	562,240
Note payable issued for litigation	-	-	385,000
Changes in operating assets and liabilities
Accounts receivable	-	-	(7,529)
Other current assets	(80,642)	(51,073)	(131,715)
Accounts payable and accrued expenses	802,314	678,104	5,020,326
Net Cash Used in Operating Activities	(1,004,670)	(709,278)	(12,384,433)
Cash Flows From Investing Activities
Plantation development costs	(1,787,916)	(308,777)	(2,096,693)
Purchase of property and equipment	(518,903)	-	(740,237)
Proceeds from disposal of assets	-	310,000	310,000
Change in deposits	(2,691)	-	(53,791)
Issuance of note receivable	-	-	(313,170)
Payments received on note receivable	-	-	130,000
Net Cash Provided by (Used in) Investing Activities	(2,309,510)	1,223	(2,763,891)
Cash Flows From Financing Activities
Proceeds from common stock, preferred stock, and warrants for cash	175,000	1,215,735	11,424,580
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	2,415,151	-	2,415,151
Contributed equity	-	-	131,374
Proceeds from notes payable and related warrants	260,000	350,000	1,946,613
Payments on notes payable	(50,000)	(100,000)	(951,287)
Proceeds from convertible notes payable	-	-	571,702
Payments on convertible notes payable	-	-	(98,500)
Net Cash Provided by Financing Activities	2,800,151	1,465,735	15,439,633
Net Increase (Decrease) in Cash and Cash Equivalents	(514,029)	757,680	291,309
Cash and Cash Equivalents at Beginning of Year	805,338	47,658	-
Cash and Cash Equivalents at End of Year	291,309	805,338	291,309

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$13,024	$12,146
Noncash Investing and Financing Activities:
Reclassification of financial instrument to permanent equity	$2,161,045	$-
Acquisition of land in exchange for mortgage note payable	2,051,282	-
Exchange of Series A preferred stock for common stock	514,612	-
Release of common stock held in escrow	493,292	123,322
Issuance of warrants in satisfaction of accounts payable	124,565	-
Accrual of return on minority interest	138,014	-
Equipment depreciation capitalized to plantation development costs	20,638	-

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

On March 22, 2005, MDI formed MDI Oncology, Inc., a Delaware corporation, as a wholly-owned subsidiary to acquire and operate the assets and business associated with the Savetherapeutics transaction.  With this transaction, MDI acquired the SaveCream technology and carried on the research and development of this drug candidate.  As discussed in Note M, MDI made the decision in 2007 to discontinue further development of these two drug candidates and sell these technologies.

On September 7, 2007, MDI entered into a share exchange agreement pursuant to which it acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, discussed further in Note C.  Global Clean Energy Holdings, LLC was an entity that had certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant.  With this transaction, MDI commenced the research and development of a business whose purpose will be providing feedstock oil intended for the production of bio-diesel.

On January 29, 2008, a meeting of shareholders was held and, among other things, the name Medical Discoveries, Inc. was changed to Global Clean Energy Holdings, Inc. (the “Company”).

Effective April 23, 2008, the Company entered into a limited liability company agreement to form GCE Mexico I, LLC (GCE Mexico) along with six unaffiliated investors.  The Company owns 50% of the common membership interest of GCE Mexico and five of the unaffiliated investors own the other 50% of the common membership interest.  Additionally, a total of 1,000 preferred membership units were issued to two of the unaffiliated investors.  GCE Mexico owns a 99% interest in Asideros Globales Corporativo, (Asideros) a corporation newly organized under the laws of Mexico, and the Company owns the remaining 1% directly.  Commencing in April 2008, the Company has consolidated the financial statements of GCE Mexico and Asideros with its financial statements.  The ownership interests of the six unaffiliated investors in GCE Mexico is presented as Minority Interest in the accompanying consolidated financial statements.  GCE Mexico was organized primarily to, among other things, acquire land in Mexico through Asideros for the cultivation of the Jatropha plant.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., its subsidiaries, and GCE Mexico. All significant intercompany transactions have been eliminated in consolidation.

Development Stage Company

The Company has not yet obtained substantial revenue from its planned principal operations and is, therefore, considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments maturing in three months or less to be cash equivalents.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents on deposit in excess of federally-insured limits in the aggregate amount of $27,891 at December 31, 2008. The Company has maintained its cash balances at what management considers to be high credit-quality financial institutions.

Property and Equipment

As described in Note D, substantially all property and equipment relate to the development of a plantation to cultivate the Jatropha Curcas plant.  Property and equipment are stated at cost.  Depreciation of office equipment is computed using the straight-line method over estimated useful lives of 5 years.  Plantation equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years and is currently being capitalized as part of plantation development costs.  Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives (SOP 85-3).  Plantation development costs are not currently being depreciated.  Under the provisions of SOP 85-3, land developments and other improvements with indefinite lives are capitalized and not depreciated.  Other developments that have a limited life and intermediate-life plants that have growth and production cycles of more than one year are depreciated over their respective lives once they are placed in service.  Upon completion of the plantation development, the development costs having a limited life and the costs of cultivating the Jatropha plants will be depreciated over the useful lives of the related assets.  Land, plantation development costs, and plantation equipment are located in Mexico.

Except for costs incurred during the development period of the plantation, normal maintenance and repair items are charged to costs and expensed as incurred.  During the development period, maintenance, repairs, and depreciation of plantation equipment have been capitalized as part of the plantation development costs.  The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in results of operations.

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

Research and Development

Prior to the discontinuation of its bio-pharmaceutical business as discussed in Note M, research and development had been the principal function of the Company. For fiscal years ended December 31, 2006 and earlier, research and development expense included certain costs which were directly associated with the Company’s research and development of the Company’s anti-infective pharmaceutical, MDI-P, as well as the purchase of the intellectual property assets of Savetherapeutics AG.  For the year ended December 31, 2007, research and development costs related to the exchange of common stock for the trade secrets, know-how, etc. of Global Clean Energy Holdings, LLC (See Note C).  Research and development costs totaled $0 and $986,584 for the years ended December 31, 2008 and 2007, respectively.  For years prior to the discontinuation of its bio-pharmaceutical business, research and development costs are included in loss from discontinued operations.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income or loss. Foreign currency transactions are primarily undertaken in Euros. Foreign currency balances denominated in Euros relate to the discontinued bio-pharmaceutical business.  Consequently, foreign currency gains and losses have been included in loss from discontinued operations.  The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2008 do not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include a) those assumed in determining the valuation of common stock, warrants, and stock options, b) estimated useful lives of plantation equipment, and c) undiscounted future cash flows for purpose of evaluating possible impairment of long-term assets. It is at least reasonably possible that the significant estimates used will change within the next year.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss per Share

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year.  Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, common stock held in escrow, stock options and stock warrants have not been included in the loss per share for 2008 and 2007 as they are anti-dilutive.  The potentially issuable common shares as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Convertible notes	128,671	128,671
Convertible preferred stock - Series A	-	57,856,000
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	29,742,552	31,033,379
Compensation-based stock options and warrants	51,809,083	44,883,000
Common stock held in escrow	4,567,519	22,837,593
	98,066,006	168,556,824

Stock Based Compensation

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

Reclassifications

Certain amounts from the 2007 consolidated balance sheet have been reclassified in the current presentation to conform to the 2008 presentation of current liabilities.  These reclassifications had no effect on the total amount of current liabilities or the amount of stockholders’ deficit.

Recently Issued Accounting Statements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities.  The adoption of SFAS 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s financial statements.  Management is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities, if any, on the reporting of its financial position and results of operations.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations.  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.  Management is currently evaluating the effects, if any, that SFAS 141(R) may have on the Company’s financial statements.  Management does not expect that it will have any immediate effect on the Company’s financial statements; however, the revised standard will govern the accounting for any future business combinations that the Company may enter into.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  Management is currently evaluating this new statement.  Based on the current consolidated financial statements, if SFAS 160 were effective, the minority interest in the consolidated balance sheet would be presented as noncontrolling interest in Owners’ Equity (Deficit), the minority interest in net loss would be included in consolidated net loss in the consolidated statement of operations, and the footnotes would include expanded disclosure regarding the ownership interests of the Company and of the noncontrolling interests.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  Entities will be required to provide enhanced disclosures about:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective January 1, 2009.  Management is currently evaluating the impact of SFAS 161 on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  Management is currently evaluating the impact of SFAS 161 on the Company’s financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — BASIS OF PRESENTATION AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss applicable to common shareholders of $1,707,562 during the year ended December 31, 2008, and has incurred losses applicable to common shareholders since inception of the development stage of $27,146,931.  The Company also used cash in operating activities of $1,004,670 during the year ended December 31, 2008.  At December 31, 2008, the Company has negative working capital of $6,604,039 and a stockholders’ deficit of $5,948,575.  Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company discontinued its former bio-pharmaceutical business during the quarter ended March 31, 2007.  Management plans to meet its cash needs through various means including selling assets related to its former bio-pharmaceutical business, securing financing, entering into joint ventures, and developing a new business model.  In order to fund its new operations related to the cultivation of the Jatropha plant, the Company sold Series B preferred stock during the quarter ended December 31, 2007 in the amount of $1,300,000 and issued a secured promissory note under which the Company has borrowings of $460,000 as of December 31, 2008. The Company is developing a new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C — JATROPHA BUSINESS VENTURE

Having agreed to discontinue its bio-pharmaceutical operations and dispose of the related assets, the Company considered entering into a number of other businesses that would enable it to be able to provide the shareholders with future value.  The Company’s Board of Directors decided to develop a business to produce and sell seed oils, including seed oils harvested from the planting and cultivation of the Jatropha curcas plant, for the purpose of providing feedstock oil intended for the generation of methyl ester, otherwise known as bio-diesel (the “Jatropha Business”).  The Company’s Board concluded that there was a significant opportunity to participate in the rapidly growing biofuels industry, which previously was mainly driven by high priced, edible oil-based feedstock.  In order to commence its new Jatropha Business, the Company entered into various transactions during September and October of 2007, including: (i) hired Richard Palmer, an energy consultant, and a member of Global Clean Energy Holdings LLC (“Global”) to act as its new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide it with consulting services related to the development of the Jatropha Business, (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel from Global, and (iv) engaged Corporativo LODEMO S.A DE CV to assist with the development of the Jatropha Business in Mexico.  Subsequent to entering into these transactions, the Company identified certain real property in Mexico it believed to be suitable for cultivating the Jatropha plant.  During April 2008, the Company entered into a limited liability company agreement to form GCE Mexico I, LLC (GCE Mexico). In August 2008 the Company terminated the agreement with Mobius Risk Group, LLC. Through Asideros Globales Corporativo (Asideros), a Mexican corporation of which GCE Mexico holds a 99% equity interest and Global Clean Energy Holdings, Inc. holds a 1% equity interest, land has been acquired in Mexico for the cultivation of the Jatropha plant.  All of these transactions are described in further detail in the remainder of this note to the consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Exchange Agreement

The Company entered into a share exchange agreement (the Global Agreement) pursuant to which the Company acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, a Delaware limited liability company (Global), on September 7, 2007 from Mobius Risk Group, LLC (Mobius) and from Richard Palmer (Mr. Palmer).  Mr. Palmer owns a 13.33% equity interest in Mobius and, as described further in this Note, became the Company’s new President and Chief Operating Officer in September 2007 and its Chief Executive Officer in December 2007.  Mobius and Mr. Palmer are considered related parties to the Company.  Global is an entity that had certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant, for the purpose of providing feedstock oil intended for the production of bio-diesel.  Under the Global Agreement, the Company issued 63,945,257 shares of its common stock for all of the issued and outstanding membership interests of Global.  Of the 63,945,257 shares issued under the Global Agreement, 36,540,146 shares were issued and delivered at the closing of the Global Agreement without any restrictions.  The remaining 27,405,111 shares of common stock were, however, held in escrow by the Company, subject to forfeiture in the event that certain specified performance and market-related milestones were not achieved.  Upon the satisfaction, from time to time, of the operational and market capitalization condition milestones, the restricted shares would be released by the Company from escrow and delivered to the buyers in accordance with the terms and conditions of the Global Agreement.  In the event that all of the milestone conditions were not achieved, the restricted shares that had not been released from escrow would be cancelled by the Company and thereafter cease to be outstanding.

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

Of the restricted shares issued under the Global Agreement, 13,702,556 shares were to be released from escrow if and when i) certain land lease agreements suitable for the planting and cultivation of Jatropha curcas were executed and ii) certain operation management agreements with a third-party land and operations management company with respect to the management, planting and cultivation of Jatropha curcas were executed.  These restricted shares were to be held in escrow subject to the satisfaction of these milestones, at which time such shares would be released from escrow and delivered to the sellers.  The Company has accounted for these potentially issuable shares as share-based compensation under SFAS No. 123(R) for shares of common stock that contain a performance or service condition.  The Company has determined the value of these shares to be $369,969, or $0.027 per share, and amortized this compensation over four months, the period of time in which the satisfaction of the operational milestones was expected to be fulfilled that would result in the release of the 13,702,556 shares from escrow.  For accounting purposes, shares held in escrow are not considered outstanding, but are deemed to be potential dilutive shares for loss per share calculations.  During the years ended December 31, 2008 and 2007, the Company amortized and recognized $21,581 and $348,388 of share-based compensation related to these shares, respectively.  With the acquisition of the land for the Jatropha Farm in April 2008, the operational milestones were satisfied under the Global Agreement.  Consequently, 13,702,556 shares of common stock being held in escrow have been released to the former owners of Global Clean Energy Holdings, LLC.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining 13,702,555 restricted shares issued under the Global Agreement are to be released from escrow upon satisfaction of certain market capitalization levels (based on the number of outstanding shares at the average closing price of the previous sixty trading days) and average daily trading volume (for the previous sixty trading days).  These potentially issuable shares are to be released as follows:

a.	4,567,518 shares are to be released upon the achievement of $6 million market capitalization and 75,000 shares of average daily trading volume,

b.	4,567,518 shares are to be released upon the achievement of $12 million market capitalization and 100,000 shares of average daily trading volume, and

c.	4,567,519 shares are to be released upon the achievement of $20 million market capitalization and 125,000 shares of average daily trading volume.

These restricted shares were placed in escrow subject to the satisfaction of these milestones, at which time such shares are to be released from escrow and delivered to the sellers.  On November 30, 2007, the first of these milestones was met and 4,567,518 shares were released from escrow and delivered to the sellers.  During May 2008, the second market-related milestones under the Global Agreement were satisfied, which resulted in the release of an additional 4,567,518 shares of common stock being held in escrow.  There are 4,567,519 shares of common stock held in escrow at December 31, 2008, which will be released upon the satisfaction of the third market-related milestones.  The Company is accounting for these potentially issuable shares as share-based compensation under SFAS No. 123(R), for shares of common stock that contain a market condition.  The Company determined the value of these shares to be $369,969, or $0.027 per share, and is amortizing this compensation over the periods of time in which the satisfaction of each of the three market capitalization and trading volume milestones is expected to be fulfilled that will result in the release of the 13,702,555 shares from escrow. The Company originally estimated these time periods to be approximately three months for the first tranche of stock and two years for the second and third tranches.  For accounting purposes, shares held in escrow are not considered outstanding, but are deemed to be potential dilutive shares for loss per share calculations.  During the years ended December 31, 2008 and 2007, the Company amortized and recognized $165,712 and $161,860, respectively, of share-based compensation related to these shares.

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

The Company has accounted for the options under Mr. Palmer’s employment agreement as share-based compensation under SFAS No. 123(R), for options to purchase common stock that contain a market condition.  The Company valued these options at $264,000 using the Black-Scholes pricing model.  The weighted average fair value of the stock options was $0.022 per share.  The weighted-average assumptions used for the calculation of fair value were risk-free rate of 4.21%, volatility of 116%, expected life of five years, and dividend yield of zero.  The Company is amortizing this compensation over the period of time in which the satisfaction of each of the two market capitalization milestones is expected to be fulfilled that will result in the vesting of these stock options.  The Company currently estimates these time periods to be three years.  During the years ended December 31, 2008 and 2007, the Company amortized and recognized $88,000 and $29,652, respectively, of share-based compensation related to these options.

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

The term of the agreement was twelve months and the scope of work under the agreement has been completed.  Mobius supervised the hiring of certain staff to serve in management and operations roles of the Company, or hired such persons to provide similar services as independent contractors.  Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000.  The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided.  The agreement contained customary confidentiality provisions with respect to any confidential information disclosed to Mobius or which Mobius received while providing services under the agreement.  Under this agreement, the Company has paid Mobius or accrued $437,279 during the year ended December 31, 2008, of which $42,155 was expensed as compensation to Mobius and $395,124 was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives. During the year ended December 31, 2007, the Company paid Mobius or accrued $191,547, of which $40,797 was expensed as compensation to Mobius and $150,750 was capitalized as plantation development costs.  The Company owed Mobius $322,897 and $50,700 for accrued, but unpaid, compensation and costs as of December 31, 2008 and 2007, respectively.

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

The LODEMO Group will provide the foregoing and other necessary services for a fee primarily based on the number of hectares of Jatropha under cultivation.  The Company has agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement has a 20-year term but may be terminated earlier by the Company under certain circumstances.  The LODEMO Group will also potentially receive incentive compensation for controlling costs below the annual budget established by the parties, production incentives for increased yield and a sales commission for biomass sales.  Under this agreement, the Company has paid the LODEMO Group or accrued $1,089,554 and $158,028 during the years ended December 31, 2008 and 2007, respectively, all of which was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives.  During the year ended December 31, 2008, the Company issued warrants to acquire 2,076,083 shares of common stock to the LODEMO Group and an affiliated entity in satisfaction of accounts payable in the amount of $124,565.  As of December 31, 2008, the Company had prepaid $98,159 of plantation development costs to the LODEMO Group.  As of December 31, 2007, the Company owed the LODEMO Group $117,758 for accrued, but unpaid, compensation and costs.

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

In addition, two of the Investors agreed to invest approximately $4.2 million in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico of up to $2,232,624, in installments and as required, to fund the development and operations of the Jatropha Farm.  Shortly after entering into the LLC Agreement, the preferred members made an initial capital contribution of $957,191 toward the development of the Jatropha Farm.  Additional capital contributions of $1,457,960 have been received by GCE Mexico from these Investors during the remainder of the year ended December 31, 2008.  The agreement calls for additional contributions from the Investors over and above the initial capital contributions, as requested by management and as required by the operation in 2009 and the following years. Subsequent to December 31, 2008, these Investors have made additional capital contributions of $1,071,278.  These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest.

These investors also directly funded the purchase of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282.  The land was acquired in the name of Asideros and Asideros issued a mortgage in the amount of $2,051,282 in favor of these two Investors.  The mortgage bears interest at the rate of 12% per annum, payable quarterly.  The Board has directed that this interest shall continue to accrue until such time as the Board determines that there is sufficient cash flow to pay all accrued interest.  The entire mortgage, including any unpaid interest, is due April 23, 2018.

Since the acquisition of the land, approximately 2,500 acres have been improved so far, approximately 750 acres have been planted, and roads and other infrastructure have been developed on the farm.  Furthermore, heavy equipment is now in place that will greatly facilitate rapid improvement and planting.

According to the LLC Agreement, the net loss of GCE Mexico is allocated to the members according to the investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The Minority Interest presented in the accompanying consolidated balance sheet includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and excludes any common membership interest in GCE Mexico held by the Company.  Accordingly, the Minority Interest is composed of the following elements at December 31, 2008:

Capital contribution from preferred membership interest	$2,415,151
Allocation of net loss of GCE Mexico to the
preferred membership interest	(315,115)
Accrual of preferential return for the preferred
membership interest	(138,014)
Investment of common membership interest held by
other Investors, excluding the Company	-

Minority Interest	$1,962,022

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2008 and 2007 are as follows:

	2008	2007
Land	$2,051,282	$-
Plantation development costs	2,117,061	308,777
Plantation equipment	509,037	-
Office equipment	10,993	1,127
Total cost	4,688,373	309,904
Less accumulated depreciation	(22,296)	(563)
Property and equipment, net	$4,666,077	$309,341

The Company has capitalized farming equipment and costs related to the development of land for farm use in accordance with AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives.  Plantation equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years and is currently being capitalized as part of plantation development costs.  Plantation development costs are not currently being depreciated.  Upon completion of the plantation development, development costs having a limited life and intermediate-life plants that have growth and production cycles of more than one year will be depreciated over the useful lives of the related assets.

Commencing in June 2008, GCE Mexico purchased certain equipment for purposes of rapidly clearing the land, preparing the land for planting, and actually planting the Jatropha trees.  The land, plantation development costs, and plantation equipment are located in Mexico.

NOTE E – ACCRUED PAYROLL AND PAYROLL TAXES

Accrued payroll and payroll taxes principally relate to unpaid compensation for officers and directors that are no longer affiliated with the Company.  Accrued payroll taxes will become due upon payment of the related accrued compensation.  Accrued payroll and payroll taxes are composed of the following:

	December 31,	December 31,
	2008	2007
Former Chief Executive Officer, resigned 2007, including
$500,000 under the Release and Settlement Agreement	$570,949	$583,332
Other former Officers and Directors	311,200	311,200
Accrued payroll taxes on accrued compensation to
former officers and directors	38,510	38,510
Accrued payroll, vacation, and related payroll taxes
for current officers	238,149	17,929
Accrued payroll and payroll taxes	$1,158,808	$950,971

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 31, 2007, the Company entered into a Release and Settlement Agreement with Judy Robinett, the Company’s then-current Chief Executive Officer.  Under the agreement, Ms. Robinett agreed to, among other things, assist the Company in the sale of its legacy assets and complete the preparation and filing of the delinquent reports to the Securities and Exchange Commission.  Under the agreement, Ms. Robinett agreed to (i) forgive her potential right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share.  In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the stock options, and settlement of other issues, the Company agreed to, among other things, to pay Ms. Robinett $500,000 upon the receipt of the cash payment under the agreement to sell the SaveCream Assets to Eucodis.  Pursuant to this agreement, Ms. Robinett resigned on December 21, 2007.

NOTE F — DEBT

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

Pursuant to the loan agreement, Mercator made available to the Company a secured term credit facility in principal amount of $1,000,000.  The promissory note initially was due and payable on December 14, 2007.  As of December 13, 2007, the Company owed Mercator $250,000 under the loan.  Mercator agreed to extend the maturity date of the $250,000 to February 21, 2008.  In March, 2008, the loan was paid down to $200,000 and the maturity date was extended to June 21, 2008.  In May 2008, the Company and Mercator entered into an amendment to the loan agreement, whereby, Mercator loaned the Company and additional $250,000 increasing the outstanding balance to $450,000.  In connection with the amendment, the interest rate was reduced to 8.68% and the due date was extended to August 19, 2008.  Additionally, as part of the amendment, the Company issued Mercator a two-year warrant to purchase 581,395 shares of common stock at $0.129 per share.  For the consideration of increasing the note by $10,000, the maturity date was further extended to January 13, 2009. On December 9, 2008 these notes were assigned to the limited partners of Mercator. Subsequent to December 31, 2008, these notes were further extended from January 13, 2009 to July 31, 2009 for consideration of increasing the total principal balance of the notes by $15,000 and increasing the interest rate to 10.68%.

In connection with the closing of the original loan, the Company agreed to (i) the cancellation of certain warrants to purchase 27,452,973 shares of common stock at $0.1967 per share previously issued to the lender and certain of its affiliates and (ii) the issuance of new warrants to purchase 27,452,973 shares of common stock at $0.01 per share.  The new warrants permit the cash-less exercise of the warrants and expire on September 30, 2013.  As more fully described in Note G, the warrants that were cancelled were being accounted for as a liability in the accompanying financial statements because the Company was unable to guarantee that there would be enough shares of common stock to settle other “freestanding instruments.”  The carrying value of the liability related to these warrants on the date of cancellation was $62,205.  The new warrants that were issued in connection with this loan agreement were also characterized as a liability in these financial statements.  The fair value of the new warrants was determined to be $691,815, or $0.0252 per share, using the Black-Scholes pricing model.  The weighted-average assumptions used for the calculation of fair value were risk-free interest rate of 4.10%, volatility of 123%, expected life of six years, and dividend yield of zero.  On the date of issuance, the fair value of the new warrants has been recorded as (i) a discount to the note in the amount of $250,000 and (ii) a charge of $441,815 to “Unrealized Gain (Loss) on Financial Instrument” in the accompanying Consolidated Statement of Operations.  The discount to the note was amortized over the original term of the loan agreement from September 7, 2007 to December 14, 2007, and recorded as “interest expense from amortization of discount on secured promissory note” in the amount of $250,000.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The proceeds of $250,000 resulting of the amendment of the loan agreement in May 2008 have been allocated between the promissory note and the warrant based on the relative fair value of each instrument.  The fair value of the warrant was estimated on the date of issuance using the Black-Scholes option pricing model.  The assumptions used for valuing the warrant were risk-free interest rate of 2.4%, volatility of 168%, expected life of 2.0 years, and dividend yield of zero.  The allocation resulted in a $36,369 discount to the promissory note, which has been amortized as additional interest over the period from May 19, 2008 through the original extended due date of August 19, 2008 under the amendment.

Notes Payable

The Company has notes payable to shareholders in the aggregate amount of $56,000 at December 31, 2008 and 2007.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $78,821 and $72,091 at December 31, 2008 and 2007, respectively.

Convertible Notes Payable

The Company has convertible notes payable to certain individuals in the aggregate amount of $193,200 at December 31, 2008 and 2007.  The notes originated in 1996, bear interest at 12%, are unsecured, and are currently in default.  Each $1,000 note is convertible into 667 shares of the Company’s common stock.  Accrued interest on the convertible notes totaled $248,799 and $225,552 at December 31, 2008 and 2007, respectively.

Long-Term Liability and Gain on Debt Restructuring

On June 10, 2006, the Company entered into an agreement with a former creditor to forgive certain amounts owed. The balance owed before the agreement was $229,066.  According to the agreement, $3,975 was paid on the date of the agreement, another $3,975 was paid on August 13, 2006, and $131,116 was forgiven. The remaining balance of $90,000 was to be due and payable immediately upon the Company’s receipt of $1 million in cumulative license revenue from the Company’s drug MDI-P in any human indication.  The remaining liability of $90,000 was recorded as Long-Term Liability.  As further described in Note M, this liability was extinguished as a result of the sale of MDI-P for less than $1 million.  Accordingly, this liability was no longer owed and was written off in 2007.  Additionally, as further described in Note L, the Company entered into a settlement agreement with its former chief executive officer during 2007, which resulted in a gain of $395,137 on the settlement of compensation owing to her.  As a consequence of these two transactions, the Company recorded gain on debt restructuring in the amount of $485,137 in the accompanying financial statements for the year ended December 31, 2007.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — STOCKHOLDERS’ EQUITY

Common Stock

As more fully described in Note C, the Company issued 63,945,257 shares of its common stock for all of the issued and outstanding membership interests of Global Clean Energy Holdings, LLC.  Of the 63,945,257 shares issued under the Global Agreement, 36,540,146 shares were issued and delivered at the closing of the Global Agreement without any restrictions and have been recorded in the accompanying financial statements as issued and outstanding.  The remaining 27,405,111 shares of common stock were held in escrow by the Company until the achievement of certain operational and market-related milestones.  During the year ended December 31, 2007, 4,567,518 shares were released from escrow upon achieving the first market-related milestones.  During the year ended December 31, 2008, an additional 18,270,074 shares were released from escrow upon the achievement of the operational milestones and the second market-related milestones.  At December 31, 2008, there are 4,567,519 shares still held in escrow pending achievement of the third market-related milestones.  Shares held in escrow are not reported in the accompanying financial statements as issued and outstanding.

On September 14, 2007, the Company entered into a one-year agreement with a consultant for investor relations services.  Under the agreement, the Company agreed to pay total compensation of $105,000 over the one-year term.  As additional compensation, the Company issued 4,357,298 shares of common stock to the consultant and granted piggyback registration rights for the stock to be registered in connection with the Company’s next registration of securities.  The issuance of the common stock was expensed as share-based compensation in the amount of $117,647, or $0.027 per share on the date of the agreement.

On November 13, 2008, the Company entered into stock purchase agreements with certain individuals for the issuance of 2,777,778 shares of common stock for $100,000, or $0.036 per share.

Series A Convertible Preferred Stock, Warrants and Financial Instrument

During the year ended December 31, 2005, the Company issued an additional 30,000 shares of Series A Convertible Preferred Stock and warrants to purchase 22,877,478 shares of common stock for a total offering price of $3.0 million. In connection with the offering, the Company issued to the placement agent warrants to purchase 1,220,132 shares.  Each share of Preferred Stock entitled the holder to convert the share of Preferred Stock into the number of shares of common stock resulting from dividing $100 by the conversion price.

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

At December 31, 2006, the fair value of the financial instrument was $294,988 based on a Black-Scholes calculation with the weighted-average assumptions for volatility of 138%, risk-free interest rate of 5.0%, an expected life of one year, and a dividend yield of zero.  During the year ended December 31, 2007, the Company remeasured the fair value of the outstanding warrants.  At December 31, 2007, the fair value was determined to be $2,166,514 based on a Black-Scholes pricing calculation with the weighted-average assumptions for volatility of 136%, a risk-free interest rate of 3.7%, an expected life of 7.3 years, and a dividend yield of zero.  For the year ended December 31, 2007 the Company recorded an unrealized loss on financial instrument of $147,636.  For the period from December 31, 2007 through January 29, 2008, the fair value of this liability decreased by $5,469 resulting in a balance of $2,161,045.  On January 29, 2008, the shareholders of the Company approved an increase in the number of authorized shares of common stock from 250 million to 500 million.  Consequently, as the result of this amendment to the Company’s Articles of Incorporation, the Company is now able to settle all ‘freestanding instruments”.  Accordingly, the Company reclassified the liability, characterized in the accompanying financial statements as “Financial Instrument”, in the amount of $2,161,045, to permanent equity in January 2008.

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

Mercator Momentum Fund, LP; Monarch Pointe Fund, Ltd.; and Mercator Momentum Fund III, LP, each a private investment entity (collectively, the MAG Funds) were the preferred stockholders who purchased all of the shares of the Company’s Series A Preferred Convertible Stock in 2004 and in 2005.  In connection with the 2005 investment, the Company had agreed to eliminate the conversion price floor of the Series A Stock.  The Company failed to file an amendment to the Series A Stock Certificate of Designations of Preferences and Rights for the Series A Stock that would have eliminated the conversion price floor.  Accordingly, in connection with an intended conversion of some of their Series A Stock in September 2007, the MAG Funds were required to convert Series A Stock at a conversion price higher than the price that would have applied if the Amendment had been filed as agreed.

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

Effective April 18, 2008, the Company entered into an exchange agreement ( the Exchange Agreement) with Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Monarch Pointe Fund, Ltd. (collectively, the MAG Funds), comprising all of the holders of the Company’s Series A Convertible Preferred Stock (the Series A Stock).  Pursuant to the Exchange Agreement, the MAG Funds agreed to exchange 28,928 shares of the Series A Stock, constituting all of the issued and outstanding shares of the Series A Stock, for an aggregate of 28,927,000 shares of the Company’s common stock. The exchange ratio was determined by dividing the $100 purchase price of the preferred shares by $0.10 per share of common stock.

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

Each holder of Series B Shares is entitled to the number of votes equal to the number of shares of our common stock into which the Series B Shares could be converted on the record date for such vote, and shall have voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. In the event of our dissolution or winding up, each share of the Series B Shares is entitled to be paid an amount equal to $100 (plus any declared and unpaid dividends) out of the assets of the Company then available for distribution to shareholders.

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

NOTE H — INCOME TAXES

Income taxes are provided for temporary differences between financial and tax bases of assets and liabilities. The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2008 and 2007:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007
Federal income tax benefit at statutory rate of 34%	$581,000	$1,501,000
State income tax, net of federal benefit	102,000	265,000
Unrealized gain (loss) on financial instrument	2,000	(59,000)
Foreign currency translation adjustment	43,000	(119,000)
Amortization of discount on notes payable	(15,000)	(100,000)
Share-based compensation, net	(147,000)	(764,000)
Expiration of operating loss and research credit carryforwards	(511,000)	(164,000)
Adjustment of operating loss carryforwards	-	1,627,000
Research and development	-	(395,000)
Other differences	(1,000)	(4,000)
Change in valuation allowance	(54,000)	(1,788,000)
	$-	$-

The components of deferred tax assets and liabilities are as follows at December 31, 2008 and 2007, using a combined deferred income tax rate of 40%:

	2008	2007
Net operating loss carryforward	$9,483,000	$9,534,000
Research and development credits	-	80,000
Share-based compensation	716,000	714,000
Accrued compensation	511,000	408,000
Deferred revenue	-	(80,000)
Valuation allowance	(10,710,000)	(10,656,000)
Net deferred tax asset	$-	$-

Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

                The Company has available net operating losses of approximately $23,700,000 which can be utilized to offset future earnings of the Company. The utilization of the net operating losses are dependent upon the tax laws in effect at the time such losses can be utilized. The loss carryforwards expire between the years 2009 and 2028. Should the Company experience a significant change of ownership, the utilization of net operating losses could be reduced.

NOTE I – CONSULTING AGREEMENTS

In February 2007, the Company engaged the Emmes Group, a consulting firm, to assist it in resolving its financial issues, to obtain advice regarding any strategic alternatives that may be available to it, and to prevent the Company from losing all of its assets in bankruptcy.  The Executive Vice President and Managing Director of the Emmes Group was appointed to be a director of the Company in August 2007.  The Company explored a number of transactions that would (i) prevent the Company’s shareholders from losing their entire investment in the Company and (ii) enable the Company to repay some of its currently outstanding debts and liabilities.  The consulting agreement had a term of one year.  As compensation for its services, the consultant received $15,000 per month plus a warrant to purchase 5,000,000 shares of the Company’s common stock.  The warrant has an exercise price of $0.03 per share, contains a cash-less exercise provision, and expires ten years from date of issue.  The Company valued this warrant at $146,000 using the Black-Scholes pricing model.  The weighted average fair value of the stock options was $0.0292 per share.  The weighted-average assumptions used for the calculation of fair value were risk-free interest rate of 4.84%, volatility of 134%, expected life of ten years, and dividend yield of zero.  The fair value of the warrant was expensed as share-based compensation on the date of issue.  The fair value of the warrant was included in the liability for the financial instrument.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the Company entered into another consulting agreement with an individual to assist it in the preparation of financial statements and reporting to the SEC.  The consulting agreement had a term of one year.  As compensation for its services, the consultant was to receive $10,000 per month plus a warrant to purchase 5,000,000 shares of the Company’s common stock.  The warrant has an exercise price of $0.03 per share, contains a cash-less exercise provision, and expires ten years from date of issue.  The Company valued this warrant at $146,000 using the Black-Scholes pricing model.  The weighted average fair value of the stock options was $0.0292 per share.  The weighted-average assumptions used for the calculation of fair value were risk-free interest rate of 4.84%, volatility of 134%, expected life of ten years, and dividend yield of zero.  The fair value of the warrant was expensed as share-based compensation on the date of issue.  The fair value of the warrant was included in the liability for the financial instrument.  This consulting agreement was terminated in May 2007.  Since the consulting agreement was terminated prior to its expiration date, the Company’s obligations under the consulting agreement, if any, for the period after the termination date are unclear.  No demand for any additional compensation has been made against the Company under the consulting agreement.

NOTE J – EMPLOYMENT AGREEMENT

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

The Company was permitted to terminate Mr. Nelson’s employment on the first anniversary of the employment term, provided that the Company pay Mr. Nelson three (3) months salary if such termination was without “cause.” If Mr. Nelson’s employment is terminated by the Company without “cause” or by Mr. Nelson for “good reason” after the first anniversary of the employment term, Mr. Nelson will be entitled to receive severance payments including (i) an amount equal to his unpaid salary through the end of the second year of the employment agreement, and (ii) 100% of Initial Option shall vest, to the extent not already vested.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has accounted for the options under Mr. Nelson’s employment agreement as share-based compensation under SFAS No. 123(R).  The Company valued these options at $189,500 using the Black-Scholes pricing model.  The weighted average fair value of the stock options was $0.042 per share.  The weighted-average assumptions used for the calculation of fair value were risk-free rate of 2.38%, volatility of 127%, expected life of 5.2 years, and dividend yield of zero.  The Company is amortizing this compensation over the vesting period for the Initial Option and over the period of time in which the satisfaction of market capitalization milestones for the Performance Option are expected to be fulfilled that will result in the vesting of these stock options.  The Company currently estimates these time periods to be three years for the Performance Options.  During the year ended December 31, 2008, the Company amortized and recognized $91,346 of share-based compensation related to these options.

NOTE K – STOCK OPTIONS AND WARRANTS

Stock Options and Compensation-Based Warrants

           The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance thereunder.  As of December 31, 2008, 300,000 shares remain available under these plans.  As more fully described in Notes C, G, I, and J, the Company has issued stock options and compensation-based warrants during the years ended December 31, 2008 and 2007 to acquire 4,500,000 and 39,000,000 million shares, respectively, of the Company’s common stock.  Additionally, during the year ended December 31, 2008, the Company issued warrants to acquire 2,076,083 shares of common stock to Lodemo and an affiliated entity in satisfaction of accounts payable in the amount of $124,565.  The Company also granted options to acquire 700,000 shares of common stock to independent contractors during the year ended December 31, 2008.  During the year ended December 31, 2007, as more fully described in Note L, the Company canceled an option to acquire 14,000,000 shares of common stock pursuant to a settlement agreement with the Company’s former chief executive officer.  No income tax benefit has been recognized for share-based compensation arrangements and no compensation cost has been capitalized in the balance sheet.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of options and compensation-based warrants at December 31, 2008 and 2007, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at December 31, 2006	19,883,000	$0.05
Granted	39,000,000	0.02
Expired	-	-
Cancelled	(14,000,000)	0.02
Outstanding at December 31, 2007	44,883,000	0.03
Granted	7,276,083	$0.04
Expired	-	-
Outstanding at December 31, 2008	52,159,083	$0.03	6.4 years	$316,141
Exercisable at December 31, 2008	36,134,083	$0.03	7.4 years	$316,141

At December 31, 2008, 80,000 of the options outstanding have no stated contractual life.  Except for warrants issued in satisfaction of accounts payable, the fair value of each stock option grant and compensation-based warrant is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  In the case of the warrants issued in satisfaction of accounts payable, the warrants were valued at the amount of the accounts payable satisfied.  The weighted-average fair value of stock options and compensation-based warrants issued during the year ended December 31, 2008 was $0.039.  The weighted-average assumptions used for options granted and compensation-based warrants issued during the year ended December 31, 2008 were risk-free interest rate of 2.2%, volatility of 132%, expected life of 4.9 years, and dividend yield of zero.  The weighted-average fair value of stock options and compensation-based warrants issued during the year ended December 31, 2007 was $0.045.  The weighted-average assumptions used for options granted and compensation-based warrants issued during the year ended December 31, 2007 were risk-free interest rate of 4.5%, volatility of 132%, expected life of 8.5 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

Share-based compensation from all sources recorded during the years ended December 31, 2008 and 2007 was $371,439 and $3,118,021, respectively.  Share-based compensation has been included in the accompanying Consolidated Statements of Operations as follows:

Period Reported	General and Administrative Expense	Research and Development Expense	Loss from Discontinued Operations	Total
Year ended December 31, 2008	$371,439	$-	$-	$371,439
Year ended December 31, 2007	2,014,637	986,584	116,800	$3,118,021

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008, there is approximately $295,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.6 years.

Stock Warrants

A summary of the status of the warrants granted at December 31, 2008 and 2007, and changes during the years then ended is presented in the following table:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price
Outstanding at December 31, 2006	38,973,861	$0.19
Issued	29,161,157	0.01
Cancelled	(29,161,157)	0.20
Expired	(7,940,482)	0.15
Outstanding at December 31, 2007	31,033,379	0.02
Issued	581,395	0.13
Expired	(1,872,222)	0.18
Outstanding at December 31, 2008	29,742,552	$0.01

NOTE L – RELEASE AND SETTLEMENT AGREEMENT WITH CHIEF EXECUTIVE OFFICER

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – DISCONTINUED OPERATIONS

Prior to 2007, the Company was a developmental-stage bio-pharmaceutical company engaged in the research, validation, development and ultimate commercialization of two drugs known as SaveCream and MDI-P.  SaveCream is a drug candidate that the Company was developing to reduce breast cancer tumors.  MDI-P was a drug candidate being developed as an anti-infective treatment for bacterial infections, viral infections and fungal infections.  During the three months ended March 31, 2007, the Board of Directors determined that it could no longer fund the development of these drug candidates and could not obtain additional funding for these drug candidates.  The Board evaluated the value of its developmental stage drug candidates and in March 2007, the Board determined that the best course of action was to discontinue further development of these drug candidates and sell these technologies.

Plan to Sell SaveCream Assets

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

The Company thereafter commenced discussions with Eucodis regarding the possibility of obtaining financing and possibly deferring the closing of the sale. However, as of February 27, 2008, Eucodis still had not obtained sufficient financing to complete its purchase of the SaveCream technology. Accordingly, on February 27, 2008, the Company delivered to Eucodis a letter formally notifying Eucodis that the Asset Agreement had been terminated.  On February 29, 2008, Eucodis informed the Company that (i) it was completing an agreement for financing, which financing would provide Eucodis with sufficient funds to purchase the SaveCream assets for the purchase price, and substantially on the terms set forth in the Asset Sale Agreement, and (ii) that it still desired to complete the transaction contemplated by the Asset Sale Agreement. On February 29, 2008, the Company prepared a letter agreement again agreeing to sell the SaveCream assets to Eucodis on substantially the terms set forth in the Asset Sale Agreement (as amended).  Under the letter agreement, the sale to Eucodis was scheduled to occur at such time as Eucodis completed its financing, but in no event later than April 30, 2008.  As of April 30, 2008, Eucodis had not completed its financing, therefore, the Asset Sale Agreement, as amended by the Letter Agreement, terminated on its own terms.  The Company continued discussions with Eucodis and explored other potential purchasers of SaveCream. All discussions and agreements with Eucodis were terminated in July 2008 due to their inability to obtain their own pending financing. As a result of the failed funding of Eucodis, they were forced to cease their operations. However, the principal of Eucodis has agreed to continue to work with the Company in connection with the sale of the Company’s legacy assets.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has engaged investment banking firms to expedite the sale of the SaveCream asset.  The Company continues to seek interested parties that may purchase the asset.  However, the recent contraction of the capital markets has negatively impacted the abilities for several potential purchasers to consummate a purchase.  Although, management is continuing to taking steps to market and sell the SaveCream assets to potential buyers, no assurance can be given that this sale will actually be completed in the near future, or ever. Due to the inability of the engaged investment bankers to facilitate a sales transaction of the asset, the Company has terminated the engagement of the investment banking firms.

Agreement to Sell MDI-P

The Company also entertained various offers to purchase the Company’s rights to the assets related to the MDI-P compound.  On August 9, 2007, the Company sold the MDI-P related assets for $310,000 in cash realizing a gain of $258,809.  The sale included the patents, name, and other intellectual property, research results and test data, production units and equipment, and other assets related to this technology.  No liabilities were assumed by the purchaser in this transaction.  A liability in the amount of $90,000 was extinguished due to the sale.  This extinguished liability was only payable when the Company received $1 million in cumulative license revenue from the MDI-P compound in any human indication.  Due to the sale of MDI-P for less than $1 million, this liability was no longer owed and was written off.

Accounting for Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For all periods prior to March 2007, the Company has reclassified all revenue and operating expenses to discontinued operations, except for estimated general corporate overhead, because all of its operations related to the discontinued technologies.  For the year ended December 31, 2007, revenues of $200,000 are included in the Loss from Discontinued Operations and the Company has recorded a gain from the sale of MDI-P of $258,809.  For the year ended December 31, 2008, the Income from Discontinued Operations consists of the foreign currency transaction gains in the amount of $107,369 related to current liabilities associated with the discontinued operations that are denominated in euros, less $40,259 of expenses related to the SaveCream asset.  The assets that were under contract to be sold to Eucodis have no carrying value in the accompanying balance sheet, while the liabilities that were to be assumed in the planned sale were formerly segregated in the balance sheets and were previously characterized as Current Liabilities Associated with Assets Held for Sale.  As a consequence of the termination of the Asset Sale Agreement in 2008, these current liabilities have been reclassified into the captions Research and Development Obligation and Accounts Payable, as appropriate.  The Company has not recorded any gain or loss through December 31, 2008 associated with the planned sale of the SaveCream assets.

Transactions Related to the SaveCream Asset Purchase

On March 16, 2005, the Company completed the purchase of the intellectual property assets (the “Assets”) of Savetherapeutics AG, a German corporation in liquidation in Hamburg, Germany (“SaveT”). The Assets consisted primarily of patents, patent applications, pre-clinical study data and clinical trial data concerning SaveCream, a developmental-stage topical aromatase inhibitor treatment for breast cancer.  The purchase price of the Assets was €2,350,000, payable as follows: €500,000 at closing, €500,000 upon conclusion of certain pending transfers of patent and patent application rights from the inventors to the Company, and the remaining €1,350,000 upon successful commercialization of the Assets.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pending transfers of patent and patent application rights have not occurred. The Company has deemed the transfers are reasonably likely to occur due to existing contractual commitments of the inventors and the reasonably likely success of the Company’s action in German court proceeding to affect these transfers. Accordingly, the Company has recorded the second €500,000 payment as Research and Development Obligation in these financial statements.  In July 2006 the Company entered into a co-development and license agreement with Eucodis, which provided for up-front licensing fees and milestone payments in excess of the €1,350,000 threshold for successful commercialization of the Assets. Accordingly, in the year ended December 31, 2006 the Company recorded the final €1,350,000 purchase price payment as Research and Development Obligation in the accompanying financial statements.  The total obligation of €1,850,000 is included in current liabilities in the amount of $2,607,945 and $2,701,555, based on exchange rates in effect at December 31, 2008 and 2007, respectively.

On March 27, 2009, the Company was informed by German counsel that pending action in German courts appears to be settled in favor of the Company.

NOTE N – SUBSEQUENT EVENTS

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

The shareholders of TAL are unaffiliated persons residing in the United Kingdom. Pursuant to the Stock Purchase Agreement, the Company will acquire 100% of the issued and outstanding shares of TAL for common stock in the Company, thereby making TAL a wholly-owned subsidiary of the Company. It is anticipated that the Company will issue 8,952,756 common shares in exchange for all of the outstanding shares of TAL. In addition to receiving the Company’s shares, the sellers will be repaid the promissory notes previously issued to them by TAL. However, as of March 27, 2009 all conditions precedent required for the exchange of consideration had not been satisfied, and shares have not been issued. Consequently, this transaction is not reflected in the Company’s financial statements dated as of December 31, 2008.

Furthermore, the seller had an obligation to maintain the asset in accordance with the Stock Purchase Agreement and failed to do so. Therefore, the sellers have agreed to decrease the acquisition price and to decrease the principal amounts of the promissory notes.

The selling shareholders had previously made loans to TAL to fund the operations of TAL. As of October 29, 2008 the transaction contemplated by the Stock Purchase Agreement, the remaining outstanding balance of these loans, in the aggregate, was determined to be $453,611. To reflect the current value of TAL, these notes will be reduced to $303,611 at closing. At the closing, the promissory notes evidencing these loans will be replaced by new promissory notes issued by TAL to the selling shareholders. The new notes have the following terms: (i) Interest free for 90 days; (ii) Interest accrues at an annual rate of 8% per annum commencing on the 91st day after the issuance of the notes; (iii) Interest accrues until maturity; (iv) The entire remaining unpaid balance of the notes is due and payable on August 31, 2009; (v) TAL and/or the Company may prepay the notes at any time without penalty, and the Company is required to prepay the notes if and when it receives future funding in an amount that, in the Company’s reasonable discretion, is sufficient to permit the prepayment of the notes without adversely affecting the Company’s operations or financial condition. The new notes are secured by the deed of legal mortgage on the 400 acre farm owned by TAL. Accordingly, in the event that TAL defaults under the notes, the selling shareholders will have the right to foreclose on the 400 acre Jatropha farm.

The acquisition will be accounted for under the purchase method of accounting and the results of operations of TAL will be consolidated with the results of operations of the Company from the date of acquisition.