Form 10-Q
period 2009-03-31
Global Clean Energy Holdings, Inc.
filed 2009-05-20
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 15, 2009, the issuer had 229,381,338 shares of common stock outstanding, which includes 3,915,016 shares of common stock currently held in escrow.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.
For the quarter ended March 31, 2009
FORM 10-Q

PART I

ITEM 1.   FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$874,668	$291,309
Accounts receivable	20,000	-
Other current assets	126,498	131,715
Total Current Assets	1,021,166	423,024

PROPERTY AND EQUIPMENT
Land	2,051,282	2,051,282
Plantation development costs	2,665,604	2,117,061
Plantation equipment	509,037	509,037
Office equipment	10,993	10,993
	5,236,916	4,688,373
Less accumulated depreciation	(33,384)	(22,296)
	5,203,532	4,666,077

OTHER ASSETS	2,691	2,691

TOTAL ASSETS	$6,227,389	$5,091,792

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,067,021	$1,890,999
Accrued payroll and payroll taxes	1,277,502	1,158,808
Accrued interest payable	603,134	522,097
Accrued return on noncontrolling interest	231,537	138,014
Secured promissory note	475,000	460,000
Notes payable to shareholders	56,000	56,000
Convertible notes payable	193,200	193,200
Research and development obligation	2,443,480	2,607,945
Total Current Liabilities	7,346,874	7,027,063

MORTGAGE NOTE PAYABLE	2,051,282	2,051,282

EQUITY (DEFICIT)
Global Clean Energy Holdings, Inc. equity (deficit)
Preferred stock - no par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued or subscribed
(aggregate liquidation preference of $1,300,000)	1,290,735	1,290,735
Common stock, no par value; 500,000,000 shares authorized;
224,813,819 shares issued and outstanding	17,634,474	17,634,474
Additional paid-in capital	3,732,608	3,672,724
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(27,211,019)	(27,146,931)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(5,952,779)	(5,948,575)
Noncontrolling interest	2,782,012	1,962,022
Total equity (deficit)	(3,170,767)	(3,986,553)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,227,389	$5,091,792

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception of
			the Development Stage
	For the Three Months Ended		on November 20, 1991
	March 31,		through
	2009	2008	March 31, 2009

Revenue	$40,000	$-	$40,000

Operating Expenses
General and administrative	341,093	511,025	10,070,378
Research and development	-	-	986,584

	341,093	511,025	11,056,962

Loss from Operations	(301,093)	(511,025)	(11,016,962)

Other Income (Expenses)
Unrealized gain on financial instrument	-	5,469	4,722,632
Interest income	1	3,863	66,916
Interest expense	(81,509)	(15,030)	(1,553,528)
Interest expense from amortization of discount
on secured promissory note	-	-	(286,369)
Gain on debt restructuring	-	-	2,524,787
Other income	-	-	906,485

Total Other Income (Expenses)	(81,508)	(5,698)	6,380,923

Loss from Continuing Operations	(382,601)	(516,723)	(4,636,039)

Income (Loss) from Discontinued Operations	160,748	(253,310)	(22,355,661)

Net Loss	(221,853)	(770,033)	(26,991,700)

Less net loss attributable to the noncontrolling
interest	(157,765)	-	(472,880)

Net Loss attributable to Global Clean Energy
Holdings, Inc.	(64,088)	(770,033)	(26,518,820)

Preferred stock dividend from beneficial
conversion feature	-	-	(692,199)

Net Loss Applicable to Common Shareholders	$(64,088)	$(770,033)	$(27,211,019)

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Loss from Continuing Operations	$(224,836)	$(516,723)	$(4,163,159)
Income (Loss) from Discontinued Operations	160,748	(253,310)	(22,355,661)
Net Loss	$(64,088)	$(770,033)	$(26,518,820)

Basic and Diluted Loss per Common Share:
Loss from Continuing Operations	$(0.001)	$(0.003)
Income (Loss) from Discontinued Operations	$0.001	$(0.001)

Net loss	$(0.000)	$(0.004)

Basic and Diluted Weighted-Average Common
Shares Outstanding	224,813,819	174,838,967

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception of
			the Development Stage
	For the Three Months Ended		on November 20, 1991
	March 31,		through
	2009	2008	March 31, 2009
Cash Flows From Operating Activities
Net loss	$(221,853)	$(770,033)	$(26,991,700)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign currency transaction loss (gain)	(189,675)	253,310	60,347
Gain on debt restructuring	-	-	(2,524,787)
Share-based compensation for services, expenses, litigation,
and research and development	59,884	79,709	12,774,064
Commitment for research and development obligation	-	-	2,378,445
Depreciation	549	56	139,580
Reduction of escrow receivable from research and development	-	-	272,700
Unrealized loss (gain) on financial instrument	-	(5,469)	(4,722,632)
Interest expense from amortization of discount on secured
promissory note	-	-	286,369
Reduction of legal costs	-	-	(130,000)
Write-off of subscriptions receivable	-	-	112,500
Impairment loss on assets	-	-	9,709
Gain on disposal of assets, net of losses	-	-	(228,445)
Write-off of receivable	-	-	562,240
Note payable issued for litigation	-	-	385,000
Changes in operating assets and liabilities
Accounts receivable	(20,000)	-	(27,529)
Other current assets	5,217	9,710	(126,498)
Accounts payable and accrued expenses	350,620	106,513	5,370,946
Net Cash Used in Operating Activities	(15,258)	(326,204)	(12,399,691)
Cash Flows From Investing Activities
Plantation development costs	(487,661)	(243,669)	(2,584,354)
Purchase of property and equipment	-	-	(740,237)
Proceeds from disposal of assets	-	-	310,000
Change in deposits	-	-	(53,791)
Issuance of note receivable	-	-	(313,170)
Payments received on note receivable	-	-	130,000
Net Cash Used in Investing Activities	(487,661)	(243,669)	(3,251,552)
Cash Flows From Financing Activities
Proceeds from common stock, preferred stock, and warrants for cash	-	75,000	11,424,580
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	1,071,278	-	3,486,429
Contributed equity	-	-	131,374
Proceeds from notes payable and related warrants	15,000	-	1,961,613
Payments on notes payable	-	(50,000)	(951,287)
Proceeds from convertible notes payable	-	-	571,702
Payments on convertible notes payable	-	-	(98,500)
Net Cash Provided by Financing Activities	1,086,278	25,000	16,525,911
Net Increase (Decrease) in Cash and Cash Equivalents	583,359	(544,873)	874,668
Cash and Cash Equivalents at Beginning of Period	291,309	805,338	-
Cash and Cash Equivalents at End of Period	874,668	260,465	874,668

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$670
Noncash Investing and Financing Activities:
Reclassification of financial instrument to permanent equity	$-	$2,161,045
Accrual of return on noncontrolling interest	93,523	-
Plantation development costs financed by accounts payable	50,383	-
Equipment depreciation capitalized to plantation development costs	10,539	-

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

On March 22, 2005, MDI formed MDI Oncology, Inc., a Delaware corporation, as a wholly-owned subsidiary to acquire and operate the assets and business associated with the Savetherapeutics transaction.  With this transaction, MDI acquired the SaveCream technology and carried on the research and development of this drug candidate.  As discussed in Note 9, MDI made the decision in 2007 to discontinue further development of these two drug candidates and sell these technologies.

On September 7, 2007, MDI entered into a share exchange agreement pursuant to which it acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, discussed further in Note 3.  Global Clean Energy Holdings, LLC was an entity that had certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant.  With this transaction, MDI commenced the research and development of a business whose purpose will be providing feedstock oil intended for the production of bio-diesel.

On January 29, 2008, a meeting of shareholders was held and, among other things, the name Medical Discoveries, Inc. was changed to Global Clean Energy Holdings, Inc. (the “Company”).

Effective April 23, 2008, the Company entered into a limited liability company agreement to form GCE Mexico I, LLC (GCE Mexico) along with six unaffiliated investors.  The Company owns 50% of the common membership interest of GCE Mexico and five of the unaffiliated investors own the other 50% of the common membership interest.  Additionally, a total of 1,000 preferred membership units were issued to two of the unaffiliated investors.  GCE Mexico owns a 99% interest in Asideros Globales Corporativo, (Asideros) a corporation newly organized under the laws of Mexico, and the Company owns the remaining 1% directly.  Commencing in April 2008, the Company has consolidated the financial statements of GCE Mexico and Asideros with its financial statements.  The ownership interests of the six unaffiliated investors in GCE Mexico is presented as noncontrolling interest in the accompanying consolidated financial statements.  GCE Mexico was organized primarily to, among other things, acquire land in Mexico through Asideros for the cultivation of the Jatropha plant.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2009, may not be indicative of the results that may be expected for the year ending December 31, 2009.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Loss per Common Share

Loss per share amounts are computed by dividing loss applicable to the common shareholders of the Company by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options, warrants, convertible notes, convertible preferred stock, and common stock held in escrow are currently antidilutive and have been excluded from the calculations of diluted loss per share at March 31, 2009 and 2008, as follows:

	March 31,
	2009	2008

Convertible notes	128,671	128,671
Convertible preferred stock - Series A	-	57,856,000
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	29,742,552	29,688,934
Compensation-based stock options and warrants	52,159,083	49,383,000
Common stock held in escrow	4,567,519	22,837,593
	98,416,006	171,712,379

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations.  In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under SFAS 141(R).  SFAS 141(R) and this FSP are effective for business combinations for which the acquisition date is on or after December 15, 2008. The adoption of these standards did not have any immediate effect on our consolidated financial statements, however, the revised standards will govern the accounting for any future business combinations that we may enter into.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FSP No. 157-2 delayed the effective date of SFAS No. 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  Those assets and liabilities measured at fair value under SFAS No. 157 at January 1, 2008 did not have a material impact on our consolidated financial statements. The adoption of FSP 157-2 for nonfinancial assets and liabilities at January 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP is effective for us beginning April 1, 2009. We do not expect the impact of the adoption of this FSP to be material on our consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. This FSP is effective for us beginning April 1, 2009. We do not expect the impact of the adoption of this FSP to be material on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for us beginning April 1, 2009. We do not expect the impact of the adoption of this FSP to be material on our consolidated financial statements.

Note 2 –  Going Concern Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss applicable to its common shareholders of $64,088 and $1,707,562 during the three-month period ended March 31, 2009 and the year ended December 31, 2008, respectively, and has incurred losses applicable to its common shareholders since inception of the development stage of $27,211,019.  The Company also used cash in operating activities of $15,258 and $1,004,670 during the three-month period ended March 31, 2009 and the year ended December 31, 2008, respectively.  At March 31, 2009, the Company has negative working capital of $6,325,708 and a stockholders’ deficit attributable to its stockholders of $5,952,779.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company discontinued its former bio-pharmaceutical business during the quarter ended March 31, 2007.  Management plans to meet its cash needs through various means including selling assets related to its former bio-pharmaceutical business, securing financing, entering into joint ventures, and developing a new business model.  In order to fund its new operations related to the cultivation of the Jatropha plant, the Company sold Series B preferred stock during the quarter ended December 31, 2007 in the amount of $1,300,000, issued a secured promissory note under which the Company has borrowings of $475,000, and has received $3,486,429 in capital contributions from the preferred membership interest in GCE Mexico I, LLC. The Company is developing a new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Share Exchange Agreement

The Company entered into a share exchange agreement (the Global Agreement) pursuant to which the Company acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, a Delaware limited liability company (Global), on September 7, 2007 from Mobius Risk Group, LLC (Mobius) and from Richard Palmer (Mr. Palmer).  Mr. Palmer owns a 13.33% equity interest in Mobius and became the Company’s new President and Chief Operating Officer in September 2007 and its Chief Executive Officer in December 2007.  Mobius and Mr. Palmer are considered related parties to the Company.  Global is an entity that has certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant, for the purpose of providing feedstock oil intended for the production of bio-diesel.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

The term of the agreement was twelve months and the scope of work under the agreement was completed in September 2008.  Mobius supervised the hiring of certain staff to serve in management and operations roles of the Company, or hired such persons to provide similar services as independent contractors.  Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000.  The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided.  The agreement contained customary confidentiality provisions with respect to any confidential information disclosed to Mobius or which Mobius received while providing services under the agreement.  Under this agreement, the Company has paid Mobius or accrued $135,000 during the three months ended March 31, 2008, of which $13,500 was expensed as compensation to Mobius and $121,500 was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives.

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

Under the supervision of the Company’s management, the LODEMO Group is or will be responsible for the establishment, development, and day-to-day operations of the Jatropha Business in Mexico, including the extraction of the oil from the Jatropha seeds, the delivery of the Jatropha oil to buyers, the purchase or lease of land in Mexico, the establishment and operation of one or more Jatropha nurseries, the clearing, planting and cultivation of the Jatropha fields, the harvesting of the Jatropha seeds, the operation of the Company’s oil extraction facilities, and the logistics associated with the foregoing.  Although the LODEMO Group is responsible for identifying and acquiring the farmland, ownership of the farmland or any lease thereto will be held directly by the Company or by a Mexican subsidiary of the Company.  The LODEMO Group will be responsible for hiring and managing all necessary employees.  All direct and budgeted costs of the Jatropha Business in Mexico will be borne by the Company.

The LODEMO Group provides the foregoing and other necessary services for a fee primarily based on the number of hectares of Jatropha under cultivation.  The Company has agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement has a 20-year term but may be terminated earlier by the Company under certain circumstances.  The LODEMO Group will also potentially receive incentive compensation for controlling costs below the annual budget established by the parties, production incentives for increased yield and a sales commission for biomass sales.  Under this agreement, the Company has paid the LODEMO Group or accrued $462,320 and $91,529 during the three-month periods ended March 31, 2009 and 2008, respectively, all of which was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives.  As of March 31, 2009, the Company owed $50,343 of plantation development costs to the LODEMO Group.  As of December 31, 2008, the Company had prepaid $98,159 of plantation development costs to the LODEMO Group.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
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

In addition, two of the Investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico in installments and as required, to fund the development and operations of the Jatropha Farm.  Total capital contributions of $3,486,429 have been received by GCE Mexico from these Investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the Investors, as requested by management and as required by the operation in 2009 and the following years.  These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest.

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

According to the LLC Agreement, the net loss of GCE Mexico is allocated to the members according to the investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The noncontrolling interest presented in the accompanying consolidated balance sheet includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and excludes any common membership interest in GCE Mexico held by the Company.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 –  Property and Equipment

Property and equipment are as follows:

	March 31,	December 31,
	2009	2008

Land	$2,051,282	$2,051,282
Plantation development costs	2,665,604	2,117,061
Plantation equipment	509,037	509,037
Office equipment	10,993	10,993
Total cost	5,236,916	4,688,373
Less accumulated depreciation	(33,384)	(22,296)
Property and equipment, net	$5,203,532	$4,666,077

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

Note 5 –  Accrued Payroll and Payroll Taxes

Accrued payroll and payroll taxes principally relate to unpaid compensation for officers and directors that are no longer affiliated with the Company.  Accrued payroll taxes will become due upon payment of the related accrued compensation.  Accrued payroll and payroll taxes are composed of the following:

	March 31,	December 31,
	2009	2008

Former Chief Executive Officer, resigned 2007, including
$500,000 under the Release and Settlement Agreement	$570,949	$570,949
Other former Officers and Directors	311,200	311,200
Accrued payroll taxes on accrued compensation to
former officers and directors	38,510	38,510
Accrued payroll, vacation, and related payroll taxes
for current officers	356,843	238,149
Accrued payroll and payroll taxes	$1,277,502	$1,158,808

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
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

Note 6 –  Secured Promissory Note

In order to fund ongoing operations pending closing of the sale of the SaveCream Assets, the Company entered into a loan agreement with, and issued a promissory note in favor of, Mercator Momentum Fund III, L.P. (Mercator) in September 2007.  At that time, Mercator, along with two other affiliates, owned all of the issued and outstanding shares of the Company’s Series A Convertible Preferred Stock.  Late in 2008, Mercator was dissolved and the promissory note was distributed to the former limited partners of Mercator.  During the three months ended March 31, 2009, the noteholders agreed to extend the due date of the note to July 13, 2009 in exchange for increasing the principal balance of the note by $15,000 and increasing the interest rate by 2%.  At March 31, 2009, the principal balance of the note is $475,000 and the note bears interest at 10.68%.  The loan is secured by a lien on all of the assets of the Company.

Note 7 –  Changes in Equity (Deficit)

A summary of the composition of Equity (Deficit) of the Company at March 31, 2009 and 2008, and the changes during the three months then ended is presented in the following table:

	Total Global Clean Holdings, Inc. stockholders' equity (deficit)	Noncontrolling interest	Total equity (deficit)

Balance at December 31, 2008	$(5,948,575)	$1,962,022	$(3,986,553)
Capital contribution from noncontrolling interest	-	1,071,278	1,071,278
Share-based compensation	59,884	-	59,884
Accrual of preferential return for the noncontrolling interest	-	(93,523)	(93,523)
Net loss	(64,088)	(157,765)	(221,853)
Balance at March 31, 2009	$(5,952,779)	$2,782,012	$(3,170,767)

	Total Global Clean Holdings, Inc. stockholders' equity (deficit)	Noncontrolling interest	Total equity (deficit)

Balance at December 31, 2007	$(7,034,431)	$-	$(7,034,431)
Reclassification of financial instrument to equity	2,161,045	-	2,161,045
Share-based compensation	79,709	-	79,709
Net loss	(770,033)	-	(770,033)
Balance at March 31, 2008	$(5,563,710)	$-	$(5,563,710)

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Prior to January 29, 2008, the Company was unable to guarantee that there would be enough shares of authorized common stock to settle certain “freestanding instruments” arising from warrants attached to convertible preferred stock or other sources.  Accordingly, the warrants were measured at their fair value and recorded as a liability in the financial statements characterized as a “Financial Instrument”.  As of January 29, 2008, the fair value of this liability was recorded at $2,161,045.  On January 29, 2008, the shareholders of the Company approved an increase in the number of authorized shares of common stock from 250 million to 500 million.  Consequently, as the result of this amendment to the Company’s Articles of Incorporation, the Company was then able to settle all ‘freestanding instruments”.  Accordingly, the Company reclassified the liability, characterized in the financial statements as “Financial Instrument” to permanent equity in January 2008.

Note 8 – Stock Options and Warrants

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance thereunder.  The Company granted stock options during the three months ended March 31, 2008 to acquire 4,500,000 million shares of the Company’s common stock to the new Executive Vice-President and Chief Financial Officer.  No stock options were granted during the three months eneded March 31, 2009.  No income tax benefit has been recognized for share-based compensation arrangements.  The Company has recognized plantation development costs totaling $124,565 related to a liability that was satisfied by the issuance of warrants in 2008.  Otherwise, no share-based compensation cost has been capitalized in the balance sheet.

A summary of the status of options and compensation-based warrants at March 31, 2009, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2008	52,159,083	$0.03
Granted	-	-
Expired	-	-
Outstanding at March 31, 2009	52,159,083	$0.03	6.2 years	$421,522
Exercisable at March 31, 2009	36,309,083	$0.03	7.2 years	$421,522

At March 31, 2009, options to acquire 80,000 shares of common stock have no stated contractual life.  The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of stock options granted during the three months ended March 31, 2008 was $0.042.  The weighted-average assumptions used for these options granted during the three months ended March 31, 2008 were risk-free interest rate of 2.4%, volatility of 127%, expected life of 5.2 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Share-based compensation from all sources recorded during the three months ended March 31, 2009 and 2008 were $59,884 and $79,709, respectively, and is included in general and administrative expense.  As of March 31, 2009, there is approximately $235,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.4 years.  As further discussed in Note 10, in April 2009, the board of directors approved the modification of the provisions of certain options and of certain common stock held in escrow.  These modifications will accelerate the vesting of the affected options and accelerate the release of the affected common stock held in escrow, which will result in a new measurement of share-based compensation and will accelerate the recognition of that compensation in the financial statements of the Company.

Stock Warrants

A summary of the status of the warrants outstanding at March 31, 2009, and changes during the three months then ended is presented in the following table:

Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at December 31, 2008	29,742,552	$0.01
Issued	-	-
Expired	-	-
Outstanding at March 31, 2009	29,742,552	$0.01

Note 9 – Discontinued Operations

Prior to 2007, the Company was a developmental-stage bio-pharmaceutical company engaged in the research, validation, development and ultimate commercialization of two drugs known as MDI-P and SaveCream.  The Board evaluated the value of its developmental stage drug candidates and in March 2007, the Board determined that the best course of action was to discontinue further development of these drug candidates and sell these technologies.  MDI-P was a drug candidate being developed as an anti-infective treatment for bacterial infections, viral infections and fungal infections.  In August 2007, the Company sold the MDI-P related assets.

SaveCream is a drug candidate that the Company was developing to reduce breast cancer tumors.  From March of 2007 through July of 2008, the Company entered into various agreements with Eucodis Pharmaceuticals Forschungs und Entwicklungs GmbH, an Austrian company (Eucodis) related to the sale of the SaveCream assets.  Eucodis entered into a binding letter of intent in March 2007 and later entered into a sale and purchase agreement in July 2007.  The sale and purchase agreement was approved by the Company’s shareholders in January 2008.  Ultimately, all discussions and agreements with Eucodis were terminated in July 2008 due to their inability to obtain their own financing and their failure to close the sale.  However, the principal officer of Eucodis has agreed to continue to work with the Company in connection with the sale of the Company’s legacy assets.

The Company has engaged investment banking firms to expedite the sale of the SaveCream asset.  The Company continues to seek interested parties that may purchase the asset.  However, the recent contraction of the capital markets has negatively impacted the abilities for several potential purchasers to consummate a purchase.  Although, management is continuing to take steps to market and sell the SaveCream assets to potential buyers, no assurance can be given that this sale will actually be completed in the near future, or ever. Due to the inability of the investment bankers to facilitate a sales transaction of the asset, the Company has terminated the engagement of the investment banking firms.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to accounting rules for discontinued operations, the Company has classified all revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For all periods prior to March 2007, the Company has reclassified all revenue and operating expenses to discontinued operations, except for estimated general corporate overhead, because all of its operations related to the discontinued technologies.  For the three months ended March 31, 2009 and 2008, the Income (Loss) from Discontinued Operations principally consists of foreign currency transaction gains and losses related to current liabilities associated with the discontinued operations that are denominated in euros.  The Company has not recorded any gain or loss through March 31, 2009 associated with the planned sale of the SaveCream assets.

Note 10 –  Subsequent Events

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

The shareholders of TAL are unaffiliated persons residing in the United Kingdom. Pursuant to the Stock Purchase Agreement, the Company will acquire 100% of the issued and outstanding shares of TAL for common stock in the Company, thereby making TAL a wholly-owned subsidiary of the Company. It is anticipated that the Company will issue 8,952,756 common shares in exchange for all of the outstanding shares of TAL. In addition to receiving the Company’s shares, the sellers will be repaid the promissory notes previously issued to them by TAL. However, as of March 31, 2009 all conditions precedent required for the exchange of consideration had not been satisfied, and shares have not been issued. Consequently, this transaction is not reflected in the Company’s financial statements dated as of March 31, 2009.

Furthermore, the seller had an obligation to maintain the asset in accordance with the Stock Purchase Agreement and failed to do so. Therefore, the sellers have agreed to decrease the acquisition price and to decrease the principal amounts of the promissory notes.

The selling shareholders had previously made loans to TAL to fund the operations of TAL. As of October 29, 2008 the transaction contemplated by the Stock Purchase Agreement, the remaining outstanding balance of these loans, in the aggregate, was determined to be $453,611. To reflect the current value of TAL, these notes will be reduced to $303,611 at closing. At the closing, the promissory notes evidencing these loans will be replaced by new promissory notes issued by TAL to the selling shareholders. The new notes have the following terms: (i) Interest free for 90 days; (ii) Interest accrues at an annual rate of 8% per annum commencing on the 91st day after the issuance of the notes; (iii) Interest accrues until maturity; (iv) The entire remaining unpaid balance of the notes is due and payable six months following the consumation of the transaction; (v) TAL and/or the Company may prepay the notes at any time without penalty, and the Company is required to prepay the notes if and when it receives future funding in an amount that, in the Company’s reasonable discretion, is sufficient to permit the prepayment of the notes without adversely affecting the Company’s operations or financial condition. The new notes are secured by the deed of legal mortgage on the 400 acre farm owned by TAL. Accordingly, in the event that TAL defaults under the notes, the selling shareholders will have the right to foreclose on the 400 acre Jatropha farm.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

The acquisition will be accounted for under the purchase method of accounting and the results of operations of TAL will be consolidated with the results of operations of the Company from the date of acquisition.

Modification of Director and Officer Compensation

Effective April 22, 2009, the Board of Directors approved the following changes in compensation for the members of the board of directors and for the executive officers:

•	Compensation of $2,000 per month for each of the three non-employee members of the Board of Directors, commencing July 1, 2009.

•
Options will be granted to each non-employee member of the Board of Directors to purchase 500,000 shares of the Company’s common stock commencing July 1, 2009 and annually thereafter on July 1 of each successive year.  The exercise price of the options will be at fair market value, as determined by the closing price of the Company’s common stock on the day prior to the grant.  The options will have a term of five years until expiration.  The options will vest and become exercisable in ten equal monthly installments commencing on the month after the date of grant.

•
Approved the release of 652,503 shares of common stock to Richard Palmer, the Company’s Chief Executive Officer.  These shares were previously part of the shares from the share exchange agreement to acquire Global Clean Energy Holdings, LLC in September 2007 that were being held in escrow pending the achievement of certain market-related milestones.  Mr. Palmer was also awarded the immediate vesting of options to purchase twelve million shares of the Company’s common stock previously granted.  These options were originally granted under the employment agreement with Mr. Palmer in September 2007 with vesting originally contingent upon the achievement of certain market-capitalization milestones.  The exercise price of these options remained unchanged at $0.03 per share and the term remained unchanged at five years from the date of employment.

•
Approved the immediate vesting of options to purchase 2.5 million shares of the Company’s common stock held by Bruce Nelson, the Company’s Chief Financial Officer.  These options were originally granted under the employment agreement with Mr. Nelson in March 2008 with vesting originally contingent upon the achievement of certain market-capitalization milestones.  The exercise price of these options remained unchanged at $0.05 per share and the term remained unchanged at five years from the date of employment.

•
Approved the immediate vesting of options to purchase an additional one million shares of the Company’s common stock held by Mr. Nelson.  These options were originally granted under the employment agreement with Mr. Nelson in March 2008 with vesting scheduled for June 2009 through March 2010.  The exercise price of these options was changed to $0.05 per share and the term remained unchanged at five years from the date of employment.

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

Early in 2007, our Board of Directors determined that we could no longer fund the development of our two drug candidates and that we could not obtain additional funding for these drug candidates. Our Board also evaluated the value of the SaveCream drug candidate that was being co-developed with Eucodis Pharmaceuticals Forschungs – und Entwicklungs GmbH, an Austrian company later known as Eucodis Pharmaceuticals GmbH (“Eucodis”), and the return we could expect for our shareholders, and determined that the highest value for this drug candidate could be realized through a sale of that drug candidate to Eucodis. Accordingly, our Board sought to maximize the return from these assets through their sale.

On July 6, 2007, we entered into an agreement with Eucodis to sell SaveCream, and on January 29, 2008, our shareholders approved the sale of the SaveCream asset to Eucodis. However, Eucodis was unable to complete the purchase of the assets, and our agreement to sell the SaveCream assets to Eucodis expired. We are currently still trying to sell our SaveCream technologies and other medical technologies. We have engaged the services of an investment-banking firm to assist us in this sales effort.

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

Under the LLC Agreement, we own 50% of the issued and outstanding common membership units of GCE Mexico. The remaining 50% in common membership units were issued to the Unaffiliated Members. In addition, an aggregate of 1,000 preferred membership units were issued to two Unaffiliated Members (“Preferred Members”) who have, through March 31, 2009, contributed $3,486,429 to the capital of the GCE Mexico.  The Preferred Members are entitled to earn a preferential 12% per annum cumulative compounded return on the balance of their preferred membership interest.  The capital contributions have been used to fund the development and operations of the Jatropha Farm. We are not required to make capital contributions to GCE Mexico.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We are a development stage company as defined by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” Accordingly, all losses accumulated since inception have been considered as part of our development stage activities. Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note A to the Consolidated Financial Statements included in our annual report on Form 10-K filed for the fiscal year ended December 31, 2008. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statements.

Results Of Operations

In 2007 the Board of Directors determined to discontinue our prior bio-pharmaceutical operations.  Pursuant to accounting rules for discontinued operations, we have classified all revenue and expense, except general corporate overhead, for 2009, 2008 and prior periods related to the operations of our bio-pharmaceutical business as discontinued operations.

Revenues and Gross Profit.  We are still a development stage company and have not had significant revenues from our operations or reached the level of our planned operations.  We discontinued our prior bio-pharmaceutical operations in March 2007.  In September 2007, we commenced operations in our new bio-fuels Jatropha business, but we are still in the pre-development agricultural stage of our operations and, therefore, do not anticipate generating significant revenues from the sale of bio-fuel products until late 2009.  During the three months ended March 31, 2009, we recognized revenue of $40,000 under a bio-fuel consulting services agreement.  We did not recognize any revenues during the three months ended March 31, 2008.  We are, however, attempting to generate cash from the forward sale of carbon credits, the sale of future oil delivery contracts, the sale of some Jatropha seeds for seed propagation purposes, and by providing additional bio-fuel consulting services.

Operating Expenses. Our general and administrative expenses related to our continuing operations for the three months ended March 31, 2009, were $341,000 compared to $511,000 for the three months ended March 31, 2008.  General and administrative expense principally includes officer compensation; outside services, such as legal, accounting, and consulting expenses; share-based compensation; and other general expenses such as insurance, occupancy costs, travel, etc.  The net reduction in general and administrative expenses was $170,000 and was principally the result of a reduction of $139,000 for the cost of outside services for legal, accounting, and consulting services, and a reduction in share-based compensation by $20,000.

Other Income/ Expense. Interest expense increased from $15,000 for the three months ended March 31, 2008 to $82,000 for the three months ended March 31, 2009.  The increase in interest expense is primarily attributable to interest on a mortgage on land purchased in Mexico during April 2008.  The mortgage is in the amount of $2,051,000 and accrues interest at the rate of 12% per year.

During the year ended December 31, 2008, we recorded $5,000 as unrealized gain on financial instrument to record the accounting for and revaluation of certain warrants previously classified as a liability in the financial statements.  On January 29, 2008, our shareholders approved an increase in the number of authorized shares of our common stock, resulting in the reclassification of this financial instrument from liability to permanent equity, and eliminated the requirement to periodically revalue the financial instrument and recognize gain or loss on the revaluation.

Income (Loss) from Discontinued Operations.  During the three months ended March 31, 2009, we recognized income from discontinued operations of $161,000, compared to a loss from discontinued operations $253,000 for the three months ended March 31, 2008.  The income or loss from discontinued operations for the three months ended March 31, 2009 and 2008 principally relates to foreign currency exchange rate gains or losses on liabilities associated with our former business that are denominated in euros.

Net loss attributable to the noncontrolling interest.  Effective April 23, 2008, we entered into a limited liability company agreement (“LLC Agreement”) to form GCE Mexico I, LLC, a Delaware limited liability company (GCE Mexico), with six  unaffiliated investors (collectively, the “Investors”).  Two of the Investors have invested $3,486,000 to purchase GCE LLC preferred membership units.  An aggregate of 1,000 preferred membership units were issued to these two Investors.  Under the LLC Agreement, the net loss of GCE Mexico is allocated to the members according to the investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The net loss attributable to the noncontrolling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico I, LLC to the preferred membership interests.

Liquidity And Capital Resources

As of March 31, 2009, we had $874,668 in cash and had a working capital deficit of $6,325,708 Since our inception, we have financed our operations primarily through private sales of equity and debt financing. In order to fund our short-term working capital needs, we will have to obtain additional funding.  Virtually all of the cash reflected on our balance sheet is reserved for the operation of GCE Mexico and our Jatropha Farm.  Accordingly, most of those funds are not available to fund our general and administrative or other operating expenses.

Our ability to fund our liquidity and working capital needs will be dependent upon certain potential transactions.  As previously disclosed, the principal transaction that was expected to provide us with working capital was the sale of SaveCream, our remaining legacy pharmaceutical assets.  In 2007 and again in 2008, we entered into two agreements with Eucodis Pharmaceuticals GmbH (“Eucodis”) pursuant to which we agreed to sell our SaveCream asset to Eucodis for an aggregate of €4,007,534 (or approximately U.S. $6,331,503 based on the currency conversion rate in effect as of June 30, 2008).  The closing of the sale to Eucodis was initially scheduled to occur in January 2008 and then again in April 2008. Unfortunately, Eucodis declared bankruptcy, the closing did not occur, and all discussions and agreements to sell the SaveCream assets to Eucodis were terminated.  Accordingly, we have again commenced marketing that asset.  However, as of the date of this filing, we have not found a buyer for this medical asset, and no assurance can be given if or when we will be able to dispose of our remaining legacy asset.  As previously disclosed, the sale of the SaveCream asset would have eliminated many of our outstanding liabilities and would have provided us with more than $2 million of working capital.  As a result, the failure to sell our SaveCream asset has severely and negatively affected our liquidity.

In order to fund ongoing operations, in September 2007 we entered into a short-term loan agreement with Mercator Momentum Fund III, L.P. (“Mercator”).  Pursuant to the loan agreement, Mercator advanced $350,000 to the Company, of which $200,000 remained outstanding and payable in May 2008.   Interest under the loan agreement was payable on the loan at a rate of 12% per annum. On May 19, 2008, the loan agreement was modified to accrue interest at an interest rate of 8.68% per annum, Mercator advanced an additional $250,000, and the amount available under that facility was changed to $450,000.  In connection with this amendment Mercator was granted a new warrant to purchase 581,395 shares of common stock (calculated by dividing $75,000 by 130% of the closing price of the stock when exercised) at a price of $0.129 per share.  Extensions to the maturity of this loan were granted to the Company in August, October and November of 2008 and January of 2009.  Mercator has dissolved and distributed the loan to its limited partners who currently control the loan.  The loan is now scheduled to mature on July 13, 2009.  The Company has agreed to increase the principal amount of the note to $475,000 as consideration for the granting of the extension of the maturity date.  This loan is secured by a first priority lien on all of our assets.  Accordingly, in the event that this loan in not repaid by its maturity date on July 13, 2009, or if the current holders of the promissory note evidencing the loan do not agree to extend the maturity date of this loan past the new maturity date, the holders of the note will have the right to foreclose on all of our assets, which would have a material adverse affect on our ability to continue our business plan and which may result in the closure of our operations.

To date, we have funded our operations from loans obtained from Mercator, from the proceeds of the sale of the $1,300,000 of Series B Convertible Preferred Stock in November 2007, and from management fees we have received from CGE Mexico I, LLC and other clients.  However, we do not have sufficient cash to continue our current operations and will need to raise funds in the immediate future in order to continue to operate.

Our business plan calls for significant infusion of additional capital to establish additional Jatropha farms in Mexico and other locations. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms.  Accordingly, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures. The formation and funding of the GCE Mexico I, LLC (previous called GCE LLC), as previously discussed, is the first of a series of planned transactions to expand our Jatropha operations.  The pending acquisition of a 400 acre Jatropha farm in Belize  is the second step in the planned expansion of the Company’s Jatropha plantations.  While we have commenced negotiations with various third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will be able to enter into any agreements to obtain funding, sell carbon credits or form additional strategic partnerships.  Without raising additional cash (through the sale of our securities, the sale or carbon credits, or strategic arrangements), we will not be able to effect our new business plan in the Jatropha business and will have to further reduce our operations, revise our business plan, and either/or temporarily or permanently cease operations.

On April 29, 2008, we formed a new limited liability company, GCE Mexico I, LLC, that was funded with a $2,051,282 million loan to acquire approximately 5,000 acres of Jatropha farm land in Mexico.  Operating and development funds of $957,271 (net of transaction costs) were also received by GCE Mexico I, LLC and were used to develop the Jatropha Farm.  GCE Mexico’s limited partners have contributed a total of $3,486,429 to GCE Mexico I, LLC through March 31, 2009.  As the owner of common membership interests, the Company is not required to make any capital contributions to GCE Mexico I, LLC.

On October 29, 2008, we entered into a Stock Purchase Agreement with the four shareholders of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), pursuant to which we agreed to purchase  all of the issued and outstanding shares of TAL.  TAL owns and operates a 400 acre farm in subtropical Belize, Central America, that currently is producing Jatropha.  TAL also has been performing plant science research and has been providing technical advisory services for propagation of Jatropha for a number of years.  The purchase of TAL has not yet been completed, but is expected to be completed in the near future.  Under the Stock Purchase Agreement, as amended, in consideration for the purchase of all of the shares of TAL, we will have to deliver to the sellers at the closing  (i) promissory notes in the aggregate amount of US $303,611, and (ii) an aggregate of 8,952,756 unregistered shares of our common stock.  The entire outstanding balance of the foregoing US $303,611 is expected to mature six months following the consummation of the transaction.  We currently do not have the funds to pay the full amount of the promissory note that we will be required to deliver to the sellers of TAL.  Since the TAL promissory notes will be secured by a mortgage on the 400 acre farm, our failure to pay this note upon its maturity could result in the loss of that farm and our investment in the Belizean Jatropha farm.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive and financial officers, of the effectiveness of the design and operation of' our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our chief executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS ..

There have been no material developments with respect to any of the legal proceedings described in our previously filed Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS.

Information regarding risk factors appears under “Risk Factors” included in Item 1, and “Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.  Except as set forth below, there have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

We will need to obtain additional funding in the near future or we may have to cease our operations.

As of the date of the filing of this report, we do not have sufficient cash available to adequately fund our current corporate operations.   We are currently seeking additional funding from various sources, seeking certain fee income transactions, and are considering certain strategic transactions and sales agreements that may provide us with the funds necessary to continue to operate and develop our Jatropha farms.  However, we do not have any agreements in place for either additional funding or for any strategic transactions, and no assurance can be given that we will be able to obtain additional financing or enter into a strategic transaction.  If we do not raise additional funds in the immediate future or otherwise protect our business and assets in a strategic transaction, we will have to consider winding down or fully stopping all of our operations, filing for bankruptcy, or otherwise liquidating our company.  In either case, our shareholders will lose their investment in our securities.

We currently have outstanding a $475,000 short-term promissory notes that is secured by a lien on all of this company’s assets.  Accordingly, a default under the secured promissory note could result in the foreclosure of all of our assets and the termination of our business.

We currently have outstanding a $475,000 promissory note that is secured by a first priority security interest on all of our assets.  The promissory note is scheduled to mature on July 13, 2009.   Failure to fully repay the outstanding principal balance, plus all interest that accrues on that promissory note, upon maturity could result in the acceleration of the promissory note and the foreclosure of our assets.  If we are unable to repay the note in full upon its maturity, or if we otherwise default under our obligations to the holders of the promissory note, the holders of the promissory note will have the right to foreclose on all of our assets, which would materially and adversely affect our ability to continue our operations and could terminate our existence.  We currently do not have sufficient funds to repay the loan, and no assurance can be given that we will be able to repay the promissory note as scheduled.

We may lose our newly acquired 400 acre Jatropha farm in Belize if we are unable to repay an outstanding U.S. $303,611 loan that is secured by a mortgage on the farm.

We have entered into an agreement to acquire all of the outstanding capital stock of Technology Alternatives Limited, a company that owns and operates a 400 acre Jatropha farm in Belize.  As part of the purchase price, we have agreed to issue four loans, having an aggregate balance of U.S. $303,611 and a maturity date of six months following the closing of the transaction.  These loans will be secured by a first lien on the Belizean Jatropha farm.  We currently do not have sufficient funds to repay these loans by their anticipated maturity date.  Accordingly, unless we obtain additional funds from the sale of our securities, from the sale of some of our products, and/or from strategic transactions, we may lose our new Belizean farm when the four loans mature, which loss will have a material negative affect on our plans to develop our Central American Jatropha operations.  No assurance can be given that we will be able to raise the funds needed to repay the $303,611 loans.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES .

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

10.1
Stock Purchase Agreement, dated March __, 2009, between the Global Clean Energy Holdings, Inc. and the four shareholders of Technology Alternatives Limited, a Belizean Company formed under the Laws of Belize.  This agreement replaces the Stock Purchase Agreement, dated October 30, 2008.

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: May 20, 2009	By:	/s/ Bruce K. Nelson
Bruce K. Nelson Chief Financial Officer