Form 10-Q
period 2009-06-30
Global Clean Energy Holdings, Inc.
filed 2009-08-19
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

(310) 641-4234
Issuer’s telephone number:

_____________________________________________

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 18, 2009, the issuer had 240,834,095 shares of common stock outstanding, which includes 3,915,016 shares of common stock currently held in escrow.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.
For the quarter ended June 30, 2009
FORM 10-Q

PART I

ITEM 1.   FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$930,787	$291,309
Other current assets	41,959	131,715
Total Current Assets	972,746	423,024

PROPERTY AND EQUIPMENT
Land	2,051,282	2,051,282
Plantation development costs	3,086,643	2,117,061
Plantation equipment	645,876	509,037
Office equipment	10,993	10,993
	5,794,794	4,688,373
Less accumulated depreciation	(48,150)	(22,296)
	5,746,644	4,666,077

OTHER ASSETS	2,691	2,691

TOTAL ASSETS	$6,722,081	$5,091,792

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,187,970	$1,890,999
Accrued payroll and payroll taxes	1,382,644	1,158,808
Accrued interest payable	684,776	522,097
Accrued return on noncontrolling interest	339,704	138,014
Secured promissory note	475,000	460,000
Notes payable to shareholders	56,000	56,000
Convertible notes payable	193,200	193,200
Research and development obligation	2,598,880	2,607,945
Total Current Liabilities	7,918,174	7,027,063

MORTGAGE NOTE PAYABLE	2,051,282	2,051,282

EQUITY (DEFICIT)
Global Clean Energy Holdings, Inc. equity (deficit)
Preferred stock - no par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued or subscribed
(aggregate liquidation preference of $1,300,000)	1,290,735	1,290,735
Common stock, no par value; 500,000,000 shares authorized;
227,966,322 and 224,813,819 shares issued and outstanding, respectively	17,702,092	17,634,474
Additional paid-in capital	4,041,321	3,672,724
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(27,862,431)	(27,146,931)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(6,227,860)	(5,948,575)
Noncontrolling interest	2,980,485	1,962,022
Total equity (deficit)	(3,247,375)	(3,986,553)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,722,081	$5,091,792

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception of
					the Development Stage
	For the Three Months Ended		For the Six Months Ended		on November 20, 1991
	June 30,		June 30,		through
	2009	2008	2009	2008	June 30, 2009

Revenue	$29,236	$-	$69,236	$-	$69,236

Operating Expenses
General and administrative	599,345	503,886	940,438	1,014,911	10,669,723
Research and development	-	-	-	-	986,584

	599,345	503,886	940,438	1,014,911	11,656,307

Loss from Operations	(570,109)	(503,886)	(871,202)	(1,014,911)	(11,587,071)

Other Income (Expenses)
Unrealized gain on financial instrument	-	-	-	5,469	4,722,632
Interest income	1	406	2	4,269	66,917
Interest expense	(82,016)	(61,293)	(163,525)	(76,323)	(1,635,544)
Interest expense from amortization of discount on secured promissory note	-	(16,603)	-	(16,603)	(286,369)
Foreign currency transaction adjustments	2,007	-	2,007	-	2,007
Gain on debt restructuring	-	-	-	-	2,524,787
Other income	-	-	-	-	906,485

Total Other Income (Expenses)	(80,008)	(77,490)	(161,516)	(83,188)	6,300,915

Loss from Continuing Operations	(650,117)	(581,376)	(1,032,718)	(1,098,099)	(5,286,156)

Income (Loss) from Discontinued Operations	(182,063)	8,960	(21,315)	(244,350)	(22,537,724)

Net Loss	(832,180)	(572,416)	(1,054,033)	(1,342,449)	(27,823,880)

Net loss attributable to the noncontrolling interest	(180,768)	(84,153)	(338,533)	(84,153)	(653,648)

Net Loss attributable to Global Clean Energy Holdings, Inc.	(651,412)	(488,263)	(715,500)	(1,258,296)	(27,170,232)

Preferred stock dividend from beneficial conversion feature	-	-	-	-	(692,199)

Net Loss Applicable to Common Shareholders	$(651,412)	$(488,263)	$(715,500)	$(1,258,296)	$(27,862,431)

Amounts attributable to Global Clean Energy Holdings, Inc. common shareholders:
Loss from Continuing Operations	$(469,349)	$(497,223)	$(694,185)	$(1,013,946)	$(4,632,508)
Income (Loss) from Discontinued Operations	(182,063)	8,960	(21,315)	(244,350)	(22,537,724)
Net Loss	$(651,412)	$(488,263)	$(715,500)	$(1,258,296)	$(27,170,232)

Basic and Diluted Loss per Common Share:
Loss from Continuing Operations	$(0.002)	$(0.002)	$(0.003)	$(0.005)
Income (Loss) from Discontinued Operations	$(0.001)	$0.000	$(0.000)	$(0.002)

Net loss	$(0.003)	$(0.002)	$(0.003)	$(0.007)

Basic and Diluted Weighted-Average Common Shares Outstanding	226,654,728	210,893,426	225,739,359	192,866,196

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception of
			the Development Stage
	For the Six Months Ended		on November 20, 1991
	June 30,		through
	2009	2008	June 30, 2009
Cash Flows From Operating Activities
Net loss	$(1,054,033)	$(1,342,449)	$(27,823,880)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign currency transaction loss (gain)	(12,399)	244,350	237,623
Gain on debt restructuring	-	-	(2,524,787)
Share-based compensation for services, expenses, litigation,
and research and development	386,215	246,790	13,100,395
Commitment for research and development obligation	-	-	2,378,445
Depreciation	1,099	266	140,130
Reduction of escrow receivable from research and development	-	-	272,700
Unrealized loss (gain) on financial instrument	-	(5,469)	(4,722,632)
Interest expense from amortization of discount on secured
promissory note	-	16,603	286,369
Reduction of legal costs	-	-	(130,000)
Write-off of subscriptions receivable	-	-	112,500
Impairment loss on assets	-	-	9,709
Gain on disposal of assets, net of losses	-	-	(228,445)
Write-off of receivable	-	-	562,240
Note payable issued for litigation	-	-	385,000
Changes in operating assets and liabilities
Accounts receivable	-	-	(7,529)
Other current assets	89,756	20,050	(41,959)
Accounts payable and accrued expenses	496,707	553,649	5,517,033
Net Cash Used in Operating Activities	(92,655)	(266,210)	(12,477,088)
Cash Flows From Investing Activities
Plantation development costs	(754,714)	(1,259,502)	(2,851,407)
Purchase of property and equipment	(136,839)	(296,411)	(877,076)
Proceeds from disposal of assets	-	-	310,000
Change in deposits	-	(12,691)	(53,791)
Issuance of note receivable	-	-	(313,170)
Payments received on note receivable	-	-	130,000
Net Cash Used in Investing Activities	(891,553)	(1,568,604)	(3,655,444)
Cash Flows From Financing Activities
Proceeds from common stock, preferred stock, and warrants for cash	50,000	75,000	11,474,580
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	1,558,686	957,191	3,973,837
Contributed equity	-	-	131,374
Proceeds from notes payable and related warrants	15,000	250,000	1,961,613
Payments on notes payable	-	(50,000)	(951,287)
Proceeds from convertible notes payable	-	-	571,702
Payments on convertible notes payable	-	-	(98,500)
Net Cash Provided by Financing Activities	1,623,686	1,232,191	17,063,319
Net Increase (Decrease) in Cash and Cash Equivalents	639,478	(602,623)	930,787
Cash and Cash Equivalents at Beginning of Period	291,309	805,338	-
Cash and Cash Equivalents at End of Period	$930,787	$202,715	$930,787

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$12,823
Noncash Investing and Financing Activities:
Reclassification of financial instrument to permanent equity	$-	$2,161,045
Acquisition of land in exchange for mortgage note payable	-	2,051,282
Exchange of Series A preferred stock for common stock	-	514,612
Release of common stock held in escrow	17,618	493,292
Accrual of return on noncontrolling interest	201,690	21,377
Plantation costs financed by accounts payable	190,113	-
Equipment depreciation capitalized to plantation development costs	24,755	-

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – History and Basis of Presentation

History

Medical Discoveries, Inc. was incorporated under the laws of the State of Utah on November 20, 1991. Effective as of August 6, 1992, the Company merged with and into WPI Pharmaceutical, Inc., a Utah corporation (“WPI”), pursuant to which WPI was the surviving corporation. Pursuant to the MDI-WPI merger, the name of the surviving corporation was changed to Medical Discoveries, Inc. (“MDI”). MDI’s initial purpose was the research and development of an anti-infection drug known as MDI-P.

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

Effective April 23, 2008, the Company entered into a limited liability company agreement to form GCE Mexico I, LLC (GCE Mexico) along with six unaffiliated investors. The Company owns 50% of the common membership interest of GCE Mexico and five of the unaffiliated investors own the other 50% of the common membership interest. Additionally, a total of 1,000 preferred membership units were issued to two of the unaffiliated investors. GCE Mexico owns a 99% interest in Asideros Globales Corporativo, (Asideros) a corporation newly organized under the laws of Mexico, and the Company owns the remaining 1% directly. The ownership interests of the six unaffiliated investors in GCE Mexico is presented as noncontrolling interest in the accompanying consolidated financial statements. The Company has consolidated the financial statements of Asideros with its financial statements since the inception of Asideros in April 2008.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended June 30, 2009, may not be indicative of the results that may be expected for the year ending December 31, 2009.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Loss per Common Share

Loss per share amounts are computed by dividing loss applicable to the common shareholders of the Company by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. All outstanding stock options, warrants, convertible notes, convertible preferred stock, and common stock held in escrow are currently antidilutive and have been excluded from the calculations of diluted loss per share at June 30, 2009 and 2008, as follows:

	June 30,
	2009	2008

Convertible notes	128,671	128,671
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	29,742,552	29,742,552
Compensation-based stock options and warrants	59,859,083	49,383,000
Common stock held in escrow	3,915,016	4,567,519
	105,463,503	95,639,923

Fair Values of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts payable and the research and development obligation approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the various notes payable and the mortgage note payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

Recently Issued Accounting Standards

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP was effective for us beginning April 1, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. This FSP was effective for us beginning April 1, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP was effective for us beginning April 1, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

In April 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

Note 2 – Going Concern Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss applicable to its common shareholders of $715,500 and $1,707,562 during the six-month period ended June 30, 2009 and the year ended December 31, 2008, respectively, and has incurred losses applicable to its common shareholders since inception of the development stage of $27,862,431. The Company also used cash in operating activities of $92,655 and $1,004,670 during the six-month period ended June 30, 2009 and the year ended December 31, 2008, respectively. At June 30, 2009, the Company has negative working capital of $6,945,428 and a stockholders’ deficit attributable to its stockholders of $6,227,860. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company discontinued its former bio-pharmaceutical business during the quarter ended March 31, 2007. Management plans to meet its cash needs through various means including selling assets that include, but are not limited to, its former bio-pharmaceutical business, securing financing, entering into joint ventures, and developing a new business model. In order to fund its new operations related to the cultivation of the Jatropha plant, the Company sold Series B preferred stock during the quarter ended December 31, 2007 in the amount of $1,300,000, issued a secured promissory note under which the Company has borrowings of $475,000, and has received $3,973,837 in capital contributions from the preferred membership interest in GCE Mexico I, LLC. The Company is developing a new business operation to participate in the rapidly growing bio-diesel industry. The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable. The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 – Jatropha Business Venture

Having agreed to discontinue its bio-pharmaceutical operations and dispose of the related assets, the Company considered entering into a number of other businesses that would enable it to be able to provide the shareholders with future value. The Company’s Board of Directors decided to develop a business to produce and sell seed oils, including seed oils harvested from the planting and cultivation of the Jatropha curcas plant, for the purpose of providing feedstock oil intended for the generation of methyl ester, otherwise known as bio-diesel (the “Jatropha Business”). The Company’s Board concluded that there was a significant opportunity to participate in the rapidly growing biofuels industry, which previously was mainly driven by high priced, edible oil-based feedstock. In order to commence its new Jatropha Business, the Company entered into various transactions during September and October of 2007, including: (i) hired Richard Palmer, an energy consultant, and a member of Global Clean Energy Holdings LLC (“Global”) to act as its new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide it with consulting services related to the development of the Jatropha Business, (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel from Global, and (iv) engaged Corporativo LODEMO S.A DE CV to assist with the development of the Jatropha Business in Mexico. Subsequent to entering into these transactions, the Company identified certain real property in Mexico it believed to be suitable for cultivating the Jatropha plant. During April 2008, the Company and six unaffiliated investors formed GCE Mexico I, LLC (GCE Mexico) and Asideros Globales Corporativo (Asideros), a Mexican corporation. Asideros has acquired the land in Mexico for the cultivation of the Jatropha plant. All of these transactions are described in further detail in the remainder of this note to the consolidated financial statements.

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

The original term of the agreement was twelve months. The scope of work under the agreement was completed in August 2008 and the agreement was terminated. Mobius supervised the hiring of certain staff to serve in management and operations roles of the Company, or hired such persons to provide similar services as independent contractors. Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000. The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided. The agreement contained customary confidentiality provisions with respect to any confidential information disclosed to Mobius or which Mobius received while providing services under the agreement. Under this agreement, the Company has paid Mobius or accrued $149,341 during the three months ended June 30, 2008, of which $19,831 was expensed as compensation to Mobius and $129,510 was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives. For the six months ended June 30, 2008, the Company has paid Mobius or accrued $293,165, of which $42,155 was expensed as compensation to Mobius and $251,010 was capitalized as plantation development costs.

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

The LODEMO Group provides the foregoing and other necessary services for a fee primarily based on the number of hectares of Jatropha under cultivation. The Company has agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement has a 20-year term but may be terminated earlier by the Company under certain circumstances. The LODEMO Group will also potentially receive incentive compensation for controlling costs below the annual budget established by the parties, production incentives for increased yield and a sales commission for biomass sales. Under this agreement, the Company has paid the LODEMO Group or accrued $139,770 and $567,961 during the three-month periods ended June 30, 2009 and 2008, respectively, all of which was capitalized as plantation development costs pursuant to AICPA Statement of Position 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives. The Company has paid the LODEMO Group or accrued $602,090 and $670,444 during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the Company owed $190,113 of plantation development costs to the LODEMO Group. As of December 31, 2008, the Company had prepaid $98,159 of plantation development costs to the LODEMO Group.

In June 2009, the scope of work previously performed by LODEMO was modified based upon certain labor functions being provided internally by the Company and by Asideros on a go-forward basis. The Company and LODEMO are currently in discussions regarding the appropriate compensation to be provided to LODEMO for services provided each month.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

GCE Mexico I, LLC and Asideros Globales Corporativo

Effective April 23, 2008, the Company entered into a limited liability company agreement (“LLC Agreement”) to form GCE Mexico I, LLC, a Delaware limited liability company (GCE Mexico), with six unaffiliated investors (collectively, the Investors). GCE Mexico was organized primarily to facilitate the acquisition of approximately 5,000 acres of farm land (the Jatropha Farm) in the State of Yucatan in Mexico to be used primarily for the (i) cultivation of Jatropha curcas, (ii) the marketing and sale of the resulting fruit, seeds, or pre-processed crude Jatropha oil, whether as biodiesel feedstock, biomass or otherwise, and (iii) the sale of carbon value, green fuel value, or renewable energy credit value (and other similar environmental attributes) derived from activities at the Jatropha Farm.

Under the LLC Agreement, the Company owns 50% of the issued and outstanding common membership units of GCE Mexico. The remaining 50% of the common membership units was issued to five of the Investors. The Company and the other owners of the common membership interest were not required to make capital contributions to GCE Mexico.

In addition, two of the Investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico. An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico in installments and as required, to fund the development and operations of the Jatropha Farm. Total capital contributions of $3,973,837 have been received by GCE Mexico from these Investors since the execution of the LLC Agreement. The LLC Agreement calls for additional contributions from the Investors, as requested by management and as required by the operation in 2009 and the following years. These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest.

The two investors holding preferred membership units also directly funded the purchase of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282. The land was acquired in the name of Asideros and Asideros issued a mortgage in the amount of $2,051,282 in favor of these two investors. The mortgage bears interest at the rate of 12% per annum, payable quarterly. The Board has directed that this interest shall continue to accrue until such time as the Board determines that there is sufficient cash flow to pay all accrued interest. The entire mortgage, including any unpaid interest, is due April 23, 2018.

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

Engagement of Investment Banking Firm

On June 29, 2009, the Company engaged the services of Mercanti Securities, LLC, (“Mercanti”), to assist in the raising of additional capital on a joint venture basis. These funds will be used to establish additional Jatropha farms primarily on the Yucatan peninsula in Mexico. As compensation for this engagement, Mercanti or its designate were granted five year warrants to purchase 7,700,000 common shares of the Company at $ 0.0325 per share. In addition, Mercanti would receive a cash success fee equal to 7.5% of the aggregate gross proceeds of any equity placement and an additional 7.5% of the aggregate gross proceeds of any equity placement payable in warrants.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Property and Equipment

Property and equipment are as follows:

	June 30,	December 31,
	2009	2008

Land	$2,051,282	$2,051,282
Plantation development costs	3,086,643	2,117,061
Plantation equipment	645,876	509,037
Office equipment	10,993	10,993

Total cost	5,794,794	4,688,373
Less accumulated depreciation	(48,150)	(22,296)

Property and equipment, net	$5,746,644	$4,666,077

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

Commencing in June 2008, Asideros purchased certain equipment for purposes of rapidly clearing the land, preparing the land for planting, and actually planting the Jatropha trees. The land, plantation development costs, and plantation equipment are located in Mexico.

Note 5 – Accrued Payroll and Payroll Taxes

A substantial portion of accrued payroll and payroll taxes relates to unpaid compensation for officers and directors that are no longer affiliated with the Company. Accrued payroll taxes will become due upon payment of the related accrued compensation. Accrued payroll and payroll taxes are composed of the following:

	June 30,	December 31,
	2009	2008

Former Chief Executive Officer, resigned 2007, including
$500,000 under the Release and Settlement Agreement	$570,949	$570,949
Other former Officers and Directors	311,200	311,200
Accrued payroll taxes on accrued compensation to
former officers and directors	38,510	38,510
Accrued payroll, vacation, and related payroll taxes
for current officers	461,985	238,149

Accrued payroll and payroll taxes	$1,382,644	$1,158,808

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

On August 31, 2007, the Company entered into a Release and Settlement Agreement with Judy Robinett, the Company’s then-current Chief Executive Officer. Under the agreement, Ms. Robinett agreed to, among other things, assist the Company in the sale of its legacy assets and complete the preparation and filing of the delinquent reports to the Securities and Exchange Commission. Under the agreement, Ms. Robinett agreed to (i) forgive her potential right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share. In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the stock options, and settlement of other issues, the Company agreed to, among other things, to pay Ms. Robinett $500,000 upon the receipt of the cash payment under the agreement to sell the SaveCream Assets to Eucodis Pharmaceuticals Forschungs und Entwicklungs GmbH. Pursuant to this agreement, Ms. Robinett resigned on December 21, 2007.

Note 6 – Secured Promissory Note

In order to fund ongoing operations pending closing of the sale of the SaveCream Assets, the Company entered into a loan agreement with, and issued a promissory note in favor of, Mercator Momentum Fund III, L.P. (Mercator) in September 2007. At that time, Mercator, along with two other affiliates, owned all of the issued and outstanding shares of the Company’s Series A Convertible Preferred Stock. Late in 2008, Mercator was dissolved and the promissory note was distributed to the former limited partners of Mercator. During the three months ended March 31, 2009, the note holders agreed to extend the due date of the note to July 2009 in exchange for increasing the principal balance of the note by $15,000 and increasing the interest rate by 2%. At June 30, 2009, the principal balance of the note is $475,000 and the note bears interest at 10.68%. This note has been further extended under the same terms until January 31, 2010. The loan is secured by a lien on all of the assets of the Company.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Changes in Equity (Deficit)

A summary of the composition of Equity (Deficit) of the Company at June 30, 2009 and 2008, and the changes during the six months then ended is presented in the following table:

	Total Global Clean Holdings, Inc. stockholders' equity (deficit)	Noncontrolling interest	Total equity (deficit)

Balance at December 31, 2008	$(5,948,575)	$1,962,022	$(3,986,553)
Issuance of common stock	50,000	-	50,000
Capital contribution from noncontrolling interest	-	1,558,686	1,558,686
Share-based compensation	386,215	-	386,215
Accrual of preferential return for the noncontrolling interest	-	(201,690)	(201,690)
Net loss	(715,500)	(338,533)	(1,054,033)

Balance at June 30, 2009	$(6,227,860)	$2,980,485	$(3,247,375)

	Total Global Clean Holdings, Inc. stockholders' equity (deficit)	Noncontrolling interest	Total equity (deficit)

Balance at December 31, 2007	$(7,034,431)	$-	$(7,034,431)
Reclassification of financial instrument to equity	2,161,045	-	2,161,045
Capital contribution from noncontrolling interest	-	957,191	957,191
Share-based compensation	246,790	-	246,790
Accrual of preferential return for the noncontrolling interest	-	(21,377)	(21,377)
Issuance of warrants in connection with amendment of note payable	36,369	-	36,369
Net loss	(1,258,296)	(84,153)	(1,342,449)

Balance at June 30, 2008	$(5,848,523)	$851,661	$(4,996,862)

Financial Instrument

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock

During the three months ended June 30, 2009, the Company issued 2,500,000 shares of stock for $50,000, or $0.02 per share.

Note 8 – Stock Options and Warrants

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance there under. The Company granted stock options during the six months ended June 30, 2008 to acquire 4,500,000 million shares of the Company’s common stock to the new Executive Vice-President and Chief Financial Officer. During the six months ended June 30, 2009, the Company issued compensation-based stock warrants to an investment banking firm to acquire 7,700,000 shares of the Company’s common stock at $0.0325 per share. No income tax benefit has been recognized for share-based compensation arrangements. The Company has recognized plantation development costs totaling $124,565 related to a liability that was satisfied by the issuance of warrants in 2008. Otherwise, no share-based compensation cost has been capitalized in the balance sheet.

A summary of the status of options and compensation-based warrants at June 30, 2009, and changes during the six months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2008	52,159,083	$0.03
Granted	7,700,000	0.03
Expired	-	-

Outstanding at June 30, 2009	59,859,083	$0.03	5.8 years	$105,380

Exercisable at June 30, 2009	59,684,083	$0.03	5.8 years	$105,380

At June 30, 2009, options to acquire 80,000 shares of common stock have no stated contractual life. The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model. The weighted-average fair value of compensation-based warrants issued during the six months ended June 30, 2009 was $0.013. The weighted-average assumptions used for the compensation-based warrants issued during the six months ended June 30, 2009 were risk-free interest rate of 2.5%, volatility of 150%, expected life of 5.0 years, and dividend yield of zero. The weighted-average fair value of stock options granted during the six months ended June 30, 2008 was $0.042. The weighted-average assumptions used for these options granted during the six months ended June 30, 2008 were risk-free interest rate of 2.4%, volatility of 127%, expected life of 5.2 years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

Effective April 22, 2009, the Board of Directors approved the following changes in compensation for the members of the board of directors and for the executive officers:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

•
Options will be granted to each non-employee member of the Board of Directors to purchase 500,000 shares of the Company’s common stock commencing July 1, 2009 and annually thereafter on July 1 of each successive year. The exercise price of the options will be at fair market value, as determined by the closing price of the Company’s common stock on the day prior to the grant. The options will have a term of five years until expiration. The options will vest and become exercisable in equal monthly installments.

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

These modifications accelerated the vesting of the affected options and accelerated the release of the affected common stock held in escrow, which resulted in the acceleration of the recognition of the remainder of share-based compensation related to these options and common stock held in escrow. Share-based compensation recorded during the three months and six months ended June 30, 2009 were $326,331 and $386,215, respectively, and is included in general and administrative expense. Share-based compensation recorded during the three months and six months ended June 30, 2008 were $167,081 and $246,790, respectively, and is included in general and administrative expense. As of June 30, 2009, there is approximately $10,000 of unrecognized compensation cost related to stock-based payments that will be recognized during the three months ending September 30, 2009.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Stock Warrants

A summary of the status of the warrants outstanding at June 30, 2009, and changes during the six months then ended is presented in the following table:

Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at December 31, 2008	29,742,552	$0.01
Issued	-	-
Expired	-	-

Outstanding at June 30, 2009	29,742,552	$0.01

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

Pursuant to accounting rules for discontinued operations, the Company has classified all revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations. For all periods prior to March 2007, the Company has reclassified all revenue and operating expenses to discontinued operations, except for estimated general corporate overhead, because all of its operations related to the discontinued technologies. For the three months and six months ended June 30, 2009 and 2008, the Income (Loss) from Discontinued Operations principally consists of foreign currency transaction gains and losses related to current liabilities associated with the discontinued operations that are denominated in euros. The Company has not recorded any gain or loss through June 30, 2009 associated with the planned sale of the SaveCream assets.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 – Subsequent Event

Acquisition of Jatropha Farm in Belize

On October 29, 2008, the Company entered into a Stock Purchase Agreement with the four shareholders of Technology Alternatives Limited (TAL), a company formed under the Laws of Belize. TAL owns and operates a 400 acre farm in subtropical Belize, Central America, which is currently producing Jatropha. TAL has also been performing plant science research and has been providing technical advisory services for propagation of Jatropha for a number of years.

The shareholders of TAL are unaffiliated persons residing in the United Kingdom. Pursuant to the Stock Purchase Agreement, the Company will acquire 100% of the issued and outstanding shares of TAL for common stock in the Company, thereby making TAL a wholly-owned subsidiary of the Company. On July 2, 2009, the Company consummated the acquisition of TAL by issuing 8,952,757 shares of its common stock in exchange for all of the outstanding shares of TAL.

The selling shareholders had previously made loans to TAL to fund its operations. As of October 29, 2008 in the transaction originally contemplated by the Stock Purchase Agreement, the remaining outstanding balance of these loans, in the aggregate, was determined to be $453,611. To reflect the current value of TAL, these notes were reduced to $303,611 at closing. At the closing, the promissory notes evidencing these loans were replaced by new promissory notes issued by TAL to the selling shareholders. The new notes have the following terms: (i) Interest free for 90 days; (ii) Interest accrues at an annual rate of 8% per annum commencing on the 91st day after the issuance of the notes; (iii) Interest accrues until maturity; (iv) The entire remaining unpaid balance of the notes is due and payable six months following the consummation of the transaction; (v) TAL and/or the Company may prepay the notes at any time without penalty, and the Company is required to prepay the notes if and when it receives future funding in an amount that, in the Company’s reasonable discretion, is sufficient to permit the prepayment of the notes without adversely affecting the Company’s operations or financial condition. The new notes are secured by the deed of legal mortgage on the 400 acre farm owned by TAL. Accordingly, in the event that TAL defaults under the notes, the selling shareholders will have the right to foreclose on the 400 acre Jatropha farm.

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

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “our company,” and “Company” refer to Global Clean Energy Holdings, Inc., a Utah corporation, and, unless the context indicates otherwise, also includes the following subsidiaries: (i) MDI Oncology, Inc., a Delaware corporation, (ii) Global Clean Energy Holdings LLC, a Delaware limited liability company, and (iii) Asideros Globales Corporativo, a corporation organized under the laws of Mexico. Effective July 2, 2009, Global Clean Energy Holdings, Inc. purchased all of the capital stock of Technology Alternatives Limited.  Since the foregoing acquisition was consummated after the last day of the June 30, 2009 fiscal quarter, no financial information of Technology Alternatives Limited is included in this report.

Global Clean Energy Holdings, Inc. is not related to, or affiliated in any manner with “Global Clean Energy, Inc.”  Readers are cautioned to confirm the entity that they are evaluating or in which they are making an investment before completing any such investment.

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

Under the LLC Agreement, we own 50% of the issued and outstanding common membership units of GCE Mexico. The remaining 50% in common membership units were issued to the Unaffiliated Members. In addition, an aggregate of 1,000 preferred membership units were issued to two Unaffiliated Members (“Preferred Members”) who have, through June 30, 2009, contributed $3,973,837 to the capital of the GCE Mexico.  The Preferred Members are entitled to earn a preferential 12% per annum cumulative compounded return on the balance of their preferred membership interest.  The capital contributions have been used to fund the development and operations of the Jatropha Farm. We are not required to make capital contributions to GCE Mexico.

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

Revenues and Gross Profit.  We are still a development stage company and have not had significant revenues from our operations or reached the level of our planned operations.  We discontinued our prior bio-pharmaceutical operations in March 2007.  In September 2007, we commenced operations in our new bio-fuels Jatropha business, but we are still in the pre-development agricultural stage of our operations and, therefore, do not anticipate generating significant revenues from the sale of bio-fuel products until late 2009.  During the three months and six months ended June 30, 2009, we recognized revenue of $29,000 and $69,000 under a bio-fuel consulting services agreement.  We did not recognize any revenues during the three months or the six months ended June 30, 2008.  We are, however, attempting to generate cash from the forward sale of carbon credits, the sale of future oil delivery contracts, the sale of some Jatropha seeds for seed propagation purposes, and by providing additional bio-fuel consulting services.

Operating Expenses. Our general and administrative expenses related to our continuing operations for the three months and the six months ended June 30, 2009, were $599,000 and $940,000, respectively, compared to $504,000 and $1,015,000 for the three months and the six months ended June 30, 2008, respectively.  General and administrative expense principally includes officer compensation; outside services, such as legal, accounting, and consulting expenses; share-based compensation; and other general expenses such as insurance, occupancy costs, travel, etc.  The net increase in general and administrative expenses for the three months ended June 30, 2009 compared to the prior year was $95,000 and was principally the result of an increase in share-based compensation of $159,000, net of a reduction in the cost of outside services for legal, accounting, and consulting services of $21,000, a reduction in salaries and related taxes of $26,000, and a reduction in travel costs of $11,000. The net reduction in general and administrative expenses for the six months ended June 30, 2009 was $74,000 and was principally the result of a reduction in the cost of outside services for legal, accounting, and consulting services of $165,000, a reduction in salaries and related taxes of $31,000, and a reduction in travel costs of $19,000, net of an increase in share-based compensation of $139,000.

Other Income/ Expense. The principal component of Other Income/Expense is interest expense.  Interest expense for the three months and the six months ended June 30, 2009, were $82,000 and $164,000, respectively, compared to $61,000 and $76,000 for the three months and the six months ended June 30, 2008, respectively.  The increase in interest expense is primarily attributable to interest on a mortgage on land purchased in Mexico during April 2008.  The mortgage is in the amount of $2,051,000 and accrues interest at the rate of 12% per year.

Income (Loss) from Discontinued Operations.  During the three months and six months ended June 30, 2009, we recognized loss from discontinued operations of $182,000 and $21,000, respectively, compared to income from discontinued operations of $9,000 for the three months ended June 30, 2008 and loss from discontinued operations of $244,000 for the six months ended June 30, 2008.  The income or loss from discontinued operations for the three months and six months ended June 30, 2009 and 2008 principally relates to foreign currency exchange rate gains or losses on liabilities associated with our former business that are denominated in euros.

Net loss attributable to the noncontrolling interest.  Effective April 23, 2008, we entered into a limited liability company agreement (“LLC Agreement”) to form GCE Mexico I, LLC, a Delaware limited liability company (GCE Mexico), with six  unaffiliated investors (collectively, the “Investors”).  We own 50% of the common membership interests of GCE Mexico and five of the  Investors own the other 50% of the common membership interests.  Two of the Investors have invested $3,974,000 in exchange for preferred membership units of GCE Mexico.  The proceeds from the preferred membership units have been used to fund the operations of Asideros Globales Corporativo (Asideros), who has acquired land in Mexico and is developing our Jatropha farm there.  Asideros is owned 99% by GCE Mexico and 1% by us directly.  Accordingly, we own 50.5% of Asideros either directly, or through our common membership interest in GCE Mexico.  As such, our consolidated financial statements include the accounts of Asideros.  Under the LLC Agreement, the net loss allocated from Asideros to GCE Mexico is then further allocated to the members of GCE Mexico according to the investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest.   The net loss attributable to the noncontrolling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico I, LLC to the preferred membership interests.

Liquidity And Capital Resources

As of June 30, 2009, we had $931,000 in cash, a working capital deficit of $6,945,000, and over $9,969,000 of outstanding indebtedness.  The existence of the foregoing working capital deficit and liabilities is expected to negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.

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

Our ability to fund our liquidity and working capital needs will be dependent upon certain potential transactions.  As previously disclosed, the principal transaction that was expected to provide us with working capital was the sale of SaveCream, our remaining legacy pharmaceutical assets.  Although we had previously agreed to sell these assets, those proposed transaction were not consummated.  As a result, as of the date of this filing, we have not found a buyer for this medical asset.  The failure to sell our SaveCream asset has severely and negatively affected our liquidity. Although we are continuing to market the SaveCream asset to new potential purchasers, no assurance can be given if or when we will be able to dispose of our remaining legacy asset.

In order to fund ongoing operations, in September 2007 we entered into a short-term loan agreement with Mercator Momentum Fund III, L.P. (“Mercator”).  Pursuant to the loan agreement, Mercator advanced $350,000 to the Company, of which $200,000 remained outstanding in May 2008.  On May 19, 2008, the loan agreement was modified to accrue interest at an interest rate of 8.68% per annum, Mercator advanced an additional $250,000, and the amount available under that facility was changed to $450,000.  In connection with this amendment Mercator was granted a new warrant to purchase 581,395 shares of common stock (calculated by dividing $75,000 by 130% of the closing price of the stock when exercised) at a price of $0.129 per share.  In January  2009, Mercator dissolved and distributed the loan to its limited partners who currently control the loan.  The loan amount was increased to $475,000, and the maturity date was extended to July 13, 2009.  In August 2009, the maturity date of this loan was again extended, this time to January 31, 2010.  This loan is secured by a first priority lien on all of our assets.  Accordingly, in the event that this loan in not repaid by its maturity date on January 31, 2010, or if the current holders of the promissory note evidencing the loan do not agree to extend the maturity date of this loan past the new maturity date, the holders of the note will have the right to foreclose on all of our assets, which would have a material adverse affect on our ability to continue our business plan and which may result in the closure of our operations.

To date, we have funded our operations from loans we have obtained, from the proceeds of the sale of the $1,300,000 of Series B Convertible Preferred Stock in November 2007, and from management fees we have received from GCE Mexico I, LLC and other clients.  However, we do not have sufficient cash to continue our current operations and will need to raise funds in the immediate future in order to continue to operate.

Our business plan calls for significant infusion of additional capital to establish additional Jatropha farms in Mexico and other locations. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms.  Accordingly, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures. The formation and funding of the GCE Mexico I, LLC, as previously discussed, is the first of a series of planned transactions to expand our Jatropha operations.  Effective July 2, 2009, we acquired all of the shares of capital stock of Technology Alternatives Limited, a company that owns a 400 acre Jatropha farm in Belize.  This acquisition is the second step in the planned expansion of the Company’s Jatropha plantations.  While we have commenced negotiations with various third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will be able to enter into any agreements to obtain funding, sell carbon credits or form additional strategic partnerships.  Without raising additional cash (through the sale of our securities, the sale or carbon credits, or strategic arrangements), we will not be able to effect our new business plan in the Jatropha business and will have to further reduce our operations, revise our business plan, and either/or temporarily or permanently cease operations.

On April 29, 2008, we formed a new limited liability company, GCE Mexico I, LLC, that was funded with a $2,051,282 million loan to acquire approximately 5,000 acres of Jatropha farm land in Mexico.  Operating and development funds of $957,271 (net of transaction costs) were also received by GCE Mexico I, LLC and were used to develop the Jatropha Farm.  GCE Mexico’s limited partners have contributed a total of $3,974,000 to GCE Mexico I, LLC through June 30, 2009.  As the owner of common membership interests, the Company is not required to make any capital contributions to GCE Mexico I, LLC.

Effective July 2, 2009, we purchased all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), from its four shareholders.  TAL owns and operates a 400 acre farm in subtropical Belize, Central America, that currently is producing Jatropha.  TAL also has been performing plant science research and has been providing technical advisory services for propagation of Jatropha for a number of years.  Under the Stock Purchase Agreement, as amended, in consideration for the purchase of all of the shares of TAL, we delivered to the four sellers (i) promissory notes in the aggregate amount of US $303,611, and (ii) an aggregate of 8,952,757 unregistered shares of our common stock.  The entire outstanding balance of the foregoing US $303,611 mature six months following the consummation of the transaction.  We currently do not have the funds to pay the full amount of the promissory note that we delivered to the sellers of TAL.  Since the TAL promissory notes is secured by a mortgage on the 400 acre farm, our failure to pay this note upon its maturity could result in the loss of that farm and our investment in the Belizean Jatropha farm.

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

We currently have outstanding a $475,000 promissory note that is secured by a first priority security interest on all of our assets.  As a result of the extension that we recently received, the promissory note is now scheduled to mature on January 31, 2010.   Failure to fully repay the outstanding principal balance, plus all interest that accrues on that promissory note, upon maturity could result in the acceleration of the promissory note and the foreclosure of our assets.  If we are unable to repay the note in full upon its maturity, or if we otherwise default under our obligations to the holders of the promissory note, the holders of the promissory note will have the right to foreclose on all of our assets, which would materially and adversely affect our ability to continue our operations and could terminate our existence.  We currently do not have sufficient funds to repay the loan, and no assurance can be given that we will be able to repay the promissory note as scheduled.

We may lose our newly acquired 400 acre Jatropha farm in Belize if we are unable to repay an outstanding U.S. $303,611 loan that is secured by a mortgage on the farm.

Effective July 2, 2009, we acquired all of the outstanding capital stock of Technology Alternatives Limited, a company that owns and operates a 400 acre Jatropha farm in Belize.  As part of the purchase price, we issued four loans that have an aggregate balance of U.S. $303,611 and a maturity date of six months following the closing of the transaction.  These loans are secured by a first lien on the Belizean Jatropha farm.  We currently do not have sufficient funds to repay these loans by their anticipated maturity date.  Accordingly, unless we obtain additional funds from the sale of our securities, from the sale of some of our products, and/or from strategic transactions, we may lose our new Belizean farm when the four loans mature, which loss will have a material negative affect on our plans to develop our Central American Jatropha operations.  No assurance can be given that we will be able to raise the funds needed to repay the $303,611 loans.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective May 12, 2009 we issued 2,500,000 common shares to one investor for an investment of $50,000. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Effective July 2, 2009, we issued 8,952,757 shares of our Common Stock to the four shareholders of Technology Alternatives Limited, a Belize company, in connection with all of the issued and outstanding shares of Technology Alternatives Limited.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: August 19, 2009	By:	/s/ Bruce K. Nelson
Bruce K. Nelson Chief Financial Officer