Form 10-Q
period 2009-09-30
Global Clean Energy Holdings, Inc.
filed 2009-11-20
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 19, 2009, the issuer had 236,919,079 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.
For the quarter ended September 30, 2009
FORM 10-Q

TABLE OF CONTENTS

PART I

ITEM 1.   FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$848,511	$291,309
Accounts receivable	116,618	-
Other current assets	132,535	131,715
Total Current Assets	1,097,664	423,024

PROPERTY AND EQUIPMENT
Land	2,525,193	2,051,282
Plantation development costs	3,511,873	2,117,061
Plantation equipment	818,176	509,037
Office equipment	21,016	10,993
	6,876,258	4,688,373
Less accumulated depreciation	(64,043)	(22,296)
	6,812,215	4,666,077

OTHER ASSETS	2,691	2,691

TOTAL ASSETS	$7,912,570	$5,091,792

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,319,514	$1,890,999
Accrued payroll and payroll taxes	1,536,163	1,158,808
Accrued interest payable	766,638	522,097
Accrued return on noncontrolling interest	463,652	138,014
Secured promissory note	475,000	460,000
Notes payable to shareholders	317,517	56,000
Convertible notes payable	193,200	193,200
Research and development obligation	2,708,955	2,607,945
Total Current Liabilities	8,780,639	7,027,063

MORTGAGE NOTE PAYABLE	2,051,282	2,051,282

EQUITY (DEFICIT)
Global Clean Energy Holdings, Inc. equity (deficit)
Preferred stock - no par value; 50,000,000 shares authorized Series B, convertible; 13,000 shares issued or subscribed (aggregate liquidation preference of $1,300,000)	1,290,735	1,290,735
Common stock, no par value; 500,000,000 shares authorized; 236,919,079 and 224,813,819 shares issued and outstanding, respectively	17,881,147	17,634,474
Additional paid-in capital	4,056,303	3,672,724
Deficit accumulated prior to the development stage	(1,399,577)	(1,399,577)
Deficit accumulated during the development stage	(28,056,909)	(27,146,931)
Accumulated other comprehensive loss	(4,609)	-
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(6,232,910)	(5,948,575)
Noncontrolling interest	3,313,559	1,962,022
Total equity (deficit)	(2,919,351)	(3,986,553)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$7,912,570	$5,091,792

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception of
					the Development Stage
	For the Three Months Ended		For the Nine Months Ended		on November 20, 1991
	September 30,		September 30,		through
	2009	2008	2009	2008	September 30, 2009

Revenue	$148,915	$-	$218,151	$-	$218,151

Operating Expenses
General and administrative	264,217	345,499	1,204,655	1,360,410	10,933,940
Research and development	-	-	-	-	986,584

	264,217	345,499	1,204,655	1,360,410	11,920,524

Loss from Operations	(115,302)	(345,499)	(986,504)	(1,360,410)	(11,702,373)

Other Income (Expenses)
Unrealized gain on financial instrument	-	-	-	5,469	4,722,632
Interest income	2	37	4	4,306	66,919
Interest expense	(82,035)	(78,921)	(245,560)	(155,244)	(1,717,579)
Interest expense from amortization of discount on secured promissory note	-	(19,766)	-	(36,369)	(286,369)
Foreign currency transaction adjustments	(2,101)	-	(94)	-	(94)
Gain on debt restructuring	-	-	-	-	2,524,787
Other income	-	-	-	-	906,485

Total Other Income (Expenses)	(84,134)	(98,650)	(245,650)	(181,838)	6,216,781

Loss from Continuing Operations	(199,436)	(444,149)	(1,232,154)	(1,542,248)	(5,485,592)

Income (Loss) from Discontinued Operations	(161,126)	250,782	(182,441)	6,432	(22,698,850)

Net Loss	(360,562)	(193,367)	(1,414,595)	(1,535,816)	(28,184,442)

Net loss attributable to the noncontrolling interest	(166,084)	(105,126)	(504,617)	(189,279)	(819,732)

Net Loss attributable to Global Clean Energy Holdings, Inc.	(194,478)	(88,241)	(909,978)	(1,346,537)	(27,364,710)

Preferred stock dividend from beneficial conversion feature	-	-	-	-	(692,199)

Net Loss Applicable to Common Shareholders	$(194,478)	$(88,241)	$(909,978)	$(1,346,537)	$(28,056,909)

Amounts attributable to Global Clean Energy Holdings, Inc. common shareholders:
Loss from Continuing Operations	$(33,352)	$(339,023)	$(727,537)	$(1,352,969)	$(4,665,860)
Income (Loss) from Discontinued Operations	(161,126)	250,782	(182,441)	6,432	(22,698,850)
Net Loss	$(194,478)	$(88,241)	$(909,978)	$(1,346,537)	$(27,364,710)

Basic and Diluted Loss per Common Share:
Loss from Continuing Operations	$(0.000)	$(0.001)	$(0.003)	$(0.007)
Income (Loss) from Discontinued Operations	$(0.001)	$0.001	$(0.001)	$0.000

Net loss	$(0.001)	$(0.000)	$(0.004)	$(0.007)

Basic and Diluted Weighted-Average Common Shares Outstanding	236,724,454	222,036,041	229,441,296	202,660,451

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception of
			the Development Stage
	For the Nine Months Ended		on November 20, 1991
	September 30,		through
	2009	2008	September 30, 2009
Cash Flows From Operating Activities
Net loss	$(1,414,595)	$(1,535,816)	$(28,184,442)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign currency transaction loss (gain)	115,170	(33,076)	365,192
Gain on debt restructuring	-	-	(2,524,787)
Share-based compensation for services, expenses, litigation, and research and development	401,197	307,139	13,115,377
Commitment for research and development obligation	-	-	2,378,445
Depreciation	1,649	815	140,680
Reduction of escrow receivable from research and development	-	-	272,700
Unrealized loss (gain) on financial instrument	-	(5,469)	(4,722,632)
Interest expense from amortization of discount on secured promissory note	-	36,369	286,369
Reduction of legal costs	-	-	(130,000)
Write-off of subscriptions receivable	-	-	112,500
Impairment loss on assets	-	-	9,709
Gain on disposal of assets, net of losses	-	-	(228,445)
Write-off of receivable	-	-	562,240
Note payable issued for litigation	-	-	385,000
Changes in operating assets and liabilities
Accounts receivable	(116,618)	-	(124,147)
Other current assets	(49,392)	(29,362)	(181,107)
Accounts payable and accrued expenses	823,271	614,576	5,843,597
Net Cash Used in Operating Activities	(239,318)	(644,824)	(12,623,751)
Cash Flows From Investing Activities
Plantation development costs	(1,191,767)	(1,472,960)	(3,288,460)
Purchase of property and equipment	(266,658)	(518,903)	(1,006,895)
Proceeds from disposal of assets	12,624	-	322,624
Change in deposits	-	(2,691)	(53,791)
Cash acquired in acquisition of Technology Alternatives, Limited	2,532	-	2,532
Issuance of note receivable	-	-	(313,170)
Payments received on note receivable	-	-	130,000
Net Cash Used in Investing Activities	(1,443,269)	(1,994,554)	(4,207,160)
Cash Flows From Financing Activities
Proceeds from common stock, preferred stock, and warrants for cash	50,000	75,000	11,474,580
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	2,204,063	1,649,713	4,619,214
Contributed equity	-	-	131,374
Proceeds from notes payable and related warrants	15,000	250,000	1,961,613
Payments on notes payable	-	(50,000)	(951,287)
Proceeds from convertible notes payable	-	-	571,702
Payments on convertible notes payable	-	-	(98,500)
Net Cash Provided by Financing Activities	2,269,063	1,924,713	17,708,696
Effect of exchange rate changes on cash	(29,274)	-	(29,274)
Net Increase (Decrease) in Cash and Cash Equivalents	557,202	(714,665)	848,511
Cash and Cash Equivalents at Beginning of Period	291,309	805,338	-
Cash and Cash Equivalents at End of Period	$848,511	$90,673	$848,511

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$12,823
Noncash Investing and Financing Activities:
Reclassification of financial instrument to permanent equity	$-	$2,161,045
Acquisition of land in exchange for mortgage note payable	-	2,051,282
Exchange of Series A preferred stock for common stock	-	514,612
Release of common stock held in escrow	17,618	493,292
Accrual of return on noncontrolling interest	325,638	67,983
Plantation costs financed by accounts payable	204,388	-
Equipment depreciation capitalized to plantation development costs	38,052	-
Issuance of common stock for net assets of Technology Alternatives, Limited	179,055	-
Issuance of warrants in satisfaction of accounts payable	-	124,565

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

On July 2, 2009, the Company acquired 100% of the equity interests of Technology Alternatives, Limited (TAL), which is developing a farm in Belize for cultivation of the Jatropha plant.  TAL has also developed a nursery capable of producing Jatropha seedlings and rooted cuttings, and provides technical advisory services for the propagation of the Jatropha plant.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., its subsidiaries, and the variable interest entities of GCE Mexico and Asideros. All significant intercompany transactions have been eliminated in consolidation.

Generally accepted accounting principles require that if an entity is the primary beneficiary of a variable interest entity (VIE), the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements.  Global Clean Energy Holdings, Inc. considers itself to be the primary beneficiary of GCE Mexico and Asideros, and accordingly, has consolidated these entities since April 2008, with the equity interests of the unaffiliated investors in GCE Mexico presented as Noncontrolling Interests in the accompanying consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.  The results of operations for the three months and nine months ended September 30, 2009, may not be indicative of the results that may be expected for the year ending December 31, 2009.

Loss per Common Share

Loss per share amounts are computed by dividing loss applicable to the common shareholders of the Company by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options, warrants, convertible notes, convertible preferred stock, and common stock held in escrow are currently antidilutive and have been excluded from the calculations of diluted loss per share at September 30, 2009 and 2008, as follows:

	September 30,
	2009	2008

Convertible notes	128,671	128,671
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	29,742,552	29,742,552
Compensation-based stock options and warrants	60,859,083	51,459,083
Common stock held in escrow	-	4,567,519
	102,548,487	97,716,006

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

Foreign Currency

The Company has operations located in Mexico and Belize.  For these foreign operations, the functional currency is the local country’s currency.  Consequently, revenues and expenses of operations outside the United States of America are translated into U.S. dollars using weighted average exchange rates, while assets and liabilities of operations outside the United States of America are translated into U.S. dollars using exchange rates at the balance sheet date.  The effects of foreign currency translation adjustments are included in equity (deficit) as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Subsequent Events

The Company has evaluated subsequent events through November 20, 2009, the date these condensed consolidated financial statements were issued.  See Note 10 to these condensed consolidated financial statements for a description of events occurring subsequent to September 30, 2009.

Recently Issued Accounting Standards

During the quarter ended September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our financial statements.

In May 2009, the FASB issued new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance was effective for interim and annual periods ending after June 15, 2009. The impact of adopting this new guidance had no effect on our financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities.  These changes require a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. These changes are effective for annual reporting periods beginning after November 15, 2009. These changes are not expected to have an immediate impact on our current financial statements.  However, these changes could impact the future accounting for the VIEs that we currently consolidate and would impact the accounting for controlling financial interests in any VIE that we may acquire in the future.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance became effective for us on October 1, 2009. We adopted this guidance on October 1, 2009, and it had no material impact on our financial statements.

Note 2 – Going Concern Considerations

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss applicable to its common shareholders of $909,978 and $1,707,562 during the nine-month period ended September 30, 2009 and the year ended December 31, 2008, respectively, and has incurred losses applicable to its common shareholders since inception of the development stage of $28,056,909.  The Company also used cash in operating activities of $239,318 and $1,004,670 during the nine-month period ended September 30, 2009 and the year ended December 31, 2008, respectively.  At September 30, 2009, the Company has negative working capital of $7,682,975 and a stockholders’ deficit attributable to its stockholders of $6,232,910.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

The Company discontinued its former bio-pharmaceutical business during the quarter ended March 31, 2007.  Management plans to meet its cash needs through various means including selling assets that include, but are not limited to, its former bio-pharmaceutical business, securing financing, entering into joint ventures, and developing a new business model.  In order to fund its new operations related to the cultivation of the Jatropha plant, the Company sold Series B preferred stock during the quarter ended December 31, 2007 in the amount of $1,300,000, issued a secured promissory note under which the Company has borrowings of $475,000, and has received $4,619,214 in capital contributions from the preferred membership interest in GCE Mexico I, LLC. The Company is developing a new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Jatropha Business Venture

Having agreed to discontinue its bio-pharmaceutical operations and dispose of the related assets, the Company considered entering into a number of other businesses that would enable it to be able to provide the shareholders with future value.  The Company’s Board of Directors decided to develop a business to produce and sell seed oils, including seed oils harvested from the planting and cultivation of the Jatropha curcas plant, for the purpose of providing feedstock oil intended for the generation of methyl ester, otherwise known as bio-diesel (the “Jatropha Business”).  The Company’s Board concluded that there was a significant opportunity to participate in the rapidly growing biofuels industry, which previously was mainly driven by high priced, edible oil-based feedstock.  In order to commence its new Jatropha Business, the Company entered into various transactions during September and October of 2007, including: (i) hired Richard Palmer, an energy consultant, and a member of Global Clean Energy Holdings LLC (“Global”) to act as its new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide it with consulting services related to the development of the Jatropha Business, (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel from Global, and (iv) engaged Corporativo LODEMO S.A DE CV to assist with the development of the Jatropha Business in Mexico.  Subsequent to entering into these transactions, the Company identified certain real property in Mexico it believed to be suitable for cultivating the Jatropha plant.  During April 2008, the Company and six unaffiliated investors formed GCE Mexico I, LLC (GCE Mexico) and Asideros Globales Corporativo (Asideros), a Mexican corporation.  Asideros has acquired the land in Mexico for the cultivation of the Jatropha plant.  In July 2009, the Company acquired Technology Alternatives Limited (TAL), which is developing a farm in Belize for cultivation of the Jatropha plant and provides technical advisory services for the propagation of the Jatropha plant.  All of these transactions are described in further detail in the remainder of this note to the consolidated financial statements.

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

The original term of the agreement was twelve months.  The scope of work under the agreement was completed in August 2008 and the agreement was terminated.  Mobius supervised the hiring of certain staff to serve in management and operations roles of the Company, or hired such persons to provide similar services as independent contractors.  Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000.  The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided.  The agreement contained customary confidentiality provisions with respect to any confidential information disclosed to Mobius or which Mobius received while providing services under the agreement.  Under this agreement, the Company paid Mobius or accrued $144,144 during the three months ended September 30, 2008, all of which was capitalized as plantation development costs pursuant to generally accepted accounting principles.  For the nine months ended September 30, 2008, the Company paid Mobius or accrued $437,279, of which $42,155 was expensed as compensation to Mobius and $395,124 was capitalized as plantation development costs.

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

Under the supervision of the Company’s management, the LODEMO Group was responsible for the establishment, development, and day-to-day operations of the Jatropha Business in Mexico, including the extraction of the oil from the Jatropha seeds, the delivery of the Jatropha oil to buyers, the purchase or lease of land in Mexico, the establishment and operation of one or more Jatropha nurseries, the clearing, planting and cultivation of the Jatropha fields, the harvesting of the Jatropha seeds, the operation of the Company’s oil extraction facilities, and the logistics associated with the foregoing.  The LODEMO Group was responsible for identifying and acquiring the farmland. However, ownership of the farmland or any lease thereto is held directly by the Company or by a Mexican subsidiary of the Company.  The LODEMO Group was responsible for hiring and the initial management of all necessary employees.  All direct and budgeted costs of the Jatropha Business in Mexico will be borne by the Company or by its Mexican subsidiary or joint venture.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

The LODEMO Group provided the foregoing and other necessary services for a fee primarily based on the number of hectares of Jatropha under cultivation.  The Company had agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement has a 20-year term but may be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of work previously performed by LODEMO was reduced and modified based upon certain labor functions being provided internally by the Company and by Asideros, the Company’s Mexican subsidiary, on a go-forward basis.  Under this modified agreement, the Company paid the LODEMO Group or accrued $14,275 and $208,168 during the three-month periods ended September 30, 2009 and 2008, respectively, all of which was capitalized as plantation development costs pursuant to generally accepted accounting principles.  The Company paid the LODEMO Group or accrued $616,365 and $878,612 during the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, the Company owed $204,388 of plantation development costs to the LODEMO Group.  As of December 31, 2008, the Company had prepaid $98,159 of plantation development costs to the LODEMO Group.

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

In addition, two of the Investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico in installments and as required, to fund the development and operations of the Jatropha Farm.  As of September 30, 2009, total capital contributions of $4,619,214 have been received by GCE Mexico from these Investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the Investors, as requested by management and as required by the operation in 2009 and the following years.  These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

The net income or loss of Asideros is allocated to its shareholders based on their respective equity ownership, which is 99% to GCE Mexico and 1% directly to the Company.  GCE Mexico has no operations separate from its investment in Asideros.  According to the LLC Agreement of GCE Mexico, the net loss of GCE Mexico (composed solely of its share of the operating results of Asideros) is allocated to its members according to their respective investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The noncontrolling interest presented in the accompanying consolidated balance sheet includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and excludes any common membership interest in GCE Mexico held by the Company.

Technology Alternatives, Limited

On October 29, 2008, the Company entered into a stock purchase agreement with the  shareholders of Technology Alternatives, Limited (TAL), a company formed under the laws of Belize in Central America.  Subsequently, the terms and conditions of the stock purchase agreement were modified prior to closing.  The closing was primarily delayed to allow TAL to complete all required conditions for the closing.  On July 2, 2009, all closing requirements were completed and the Company consummated the stock purchase agreement by issuing 8,952,757 shares of its common stock in exchange for 100% of the equity interests of TAL.  TAL owns approximately 400 acres of land and has been developing a Jatropha farm in stages over the last three years for the cultivation of the Jatropha plant.  TAL has also developed a nursery capable of producing Jatropha seeds, seedlings and rooted cuttings.  During 2009, TAL has commenced selling seeds, principally to GCE Mexico.  TAL also provides technical advisory services for the propagation of the Jatropha plant.

On the closing date, the common stock issued to acquire TAL was valued at $179,055, or $0.02 per share.  The Company’s preliminary evaluation of the fair value of net assets acquired consists of the following:

Assets:
Cash	$2,532
Land	485,724
Plantation development costs	81,189
Plantation equipment	61,543
Office equipment	2,246
Total Assets	633,234

Liabilities:
Accounts payable	26,434
Accrued compensation	30,629
Payable to Global Clean Energy	129,080
Notes payable to shareholders	268,036
Total Liabilities	454,179
Net assets acquired	$179,055

In connection with the acquisition, certain payables to the former shareholders of TAL were renegotiated and converted into promissory notes in the aggregate principal amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009).  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, are due on December 29, 2009.  TAL and/or the Company may prepay the notes at any time without penalty, and the Company is required to prepay the notes if and when it receives future funding in an amount that, in the Company’s reasonable discretion, is sufficient to permit the prepayment of the notes without adversely affecting the Company’s operations or financial condition.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

The preliminary evaluation of the fair value of net assets acquired is subject to change as management completes the evaluation of the fair value of land and plantation development costs, as well as the completeness of liabilities assumed.  Since TAL has been developing its plantation since its inception, its revenues and results of operations have not been significant.  Accordingly, supplemental pro forma information of combined revenue and results of operations have not been presented.

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

Note 4 – Property and Equipment

Property and equipment are as follows:

	September 30,	December 31,
	2009	2008

Land	$2,525,193	$2,051,282
Plantation development costs	3,511,873	2,117,061
Plantation equipment	818,176	509,037
Office equipment	21,016	10,993

Total cost	6,876,258	4,688,373
Less accumulated depreciation	(64,043)	(22,296)

Property and equipment, net	$6,812,215	$4,666,077

Commencing in June 2008, Asideros purchased certain equipment for purposes of rapidly clearing the land, preparing the land for planting, and actually planting the Jatropha trees.  The Company has capitalized farming equipment and costs related to the development of land for farm use in accordance with generally accepted accounting principles.  Plantation equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years and is currently being capitalized as part of plantation development costs.  Plantation development costs are not currently being depreciated.  Upon completion of the plantation development, development costs having a limited life and intermediate-life plants that have growth and production cycles of more than one year will be depreciated over the useful lives of the related assets.  The land, plantation development costs, and plantation equipment are located in Mexico and in Belize.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 – Accrued Payroll and Payroll Taxes

A substantial portion of accrued payroll and payroll taxes relates to unpaid compensation for officers and directors that are no longer affiliated with the Company.  Accrued payroll taxes will become due upon payment of the related accrued compensation.  Accrued payroll and payroll taxes are composed of the following:

	September 30,	December 31,
	2009	2008

Former Chief Executive Officer, resigned 2007, including $500,000 under the Release and Settlement Agreement	$570,949	$570,949
Other former officers and directors	311,200	311,200
Accrued payroll taxes on accrued compensation to former officers and directors	38,510	38,510
Accrued payroll, vacation, and related payroll taxes for current officers	615,504	238,149
Accrued payroll and payroll taxes	$1,536,163	$1,158,808

On August 31, 2007, the Company entered into a Release and Settlement Agreement with Judy Robinett, the Company’s then-current Chief Executive Officer.  Under the agreement, Ms. Robinett agreed to, among other things, assist the Company in the sale of its legacy assets and complete the preparation and filing of the delinquent reports to the Securities and Exchange Commission.  Under the agreement, Ms. Robinett agreed to (i) forgive her potential right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share.  In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the stock options, and settlement of other issues, the Company agreed to, among other things, to pay Ms. Robinett $500,000 upon the receipt of the cash payment under the agreement to sell the SaveCream Assets to Eucodis Pharmaceuticals Forschungs und Entwicklungs GmbH (Eucodis).  Pursuant to this agreement, Ms. Robinett resigned on December 21, 2007.    Eucodis has since ceased operations.  Further, as indicated in Note 10 to these condensed consolidated financial statements, the Company entered into an agreement to sell the SaveCream Assets to an unaffiliated third party on November 16, 2009.  Accordingly, it is unlikely that the condition precedent described above, i.e., the Company’s sale of the SaveCream Assets to Eucodis, will occur.

Note 6 – Secured Promissory Note

In order to fund ongoing operations pending closing of the sale of the SaveCream Assets, the Company entered into a loan agreement with, and issued a promissory note in favor of, Mercator Momentum Fund III, L.P. (Mercator) in September 2007.  At that time, Mercator, along with two other affiliates, owned all of the issued and outstanding shares of the Company’s Series A Convertible Preferred Stock.  Late in 2008, Mercator was dissolved and the promissory note was distributed to the former limited partners of Mercator.  During the three months ended March 31, 2009, the note holders agreed to extend the due date of the note to July 2009 in exchange for increasing the principal balance of the note by $15,000 and increasing the interest rate by 2%.  At September 30, 2009, the principal balance of the note is $475,000 and the note bears interest at 10.68%.  This note has been further extended under the same terms until January 31, 2010.  The loan is secured by a lien on all of the assets of the Company.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Changes in Equity (Deficit)

A summary of the composition of Equity (Deficit) of the Company at September 30, 2009 and 2008, and the changes during the nine months then ended is presented in the following table:

	Total Global Clean Holdings, Inc. stockholders' equity (deficit)	Noncontrolling interest	Total equity (deficit)

Balance at December 31, 2008	$(5,948,575)	$1,962,022	$(3,986,553)
Issuance of common stock	229,055	-	229,055
Capital contribution from noncontrolling interest	-	2,204,063	2,204,063
Share-based compensation	401,197	-	401,197
Accrual of preferential return for the noncontrolling interest	-	(325,638)	(325,638)
Net loss	(909,978)	(504,617)	(1,414,595)
Accumulated other comprehensive loss	(4,609)	(22,271)	(26,880)

Balance at September 30, 2009	$(6,232,910)	$3,313,559	$(2,919,351)

	Total Global Clean Holdings, Inc. stockholders' equity (deficit)	Noncontrolling interest	Total equity (deficit)

Balance at December 31, 2007	$(7,034,431)	$-	$(7,034,431)
Reclassification of financial instrument to equity	2,161,045	-	2,161,045
Capital contribution from noncontrolling interest	-	1,649,713	1,649,713
Share-based compensation	307,139	-	307,139
Accrual of preferential return for the noncontrolling interest	-	(67,983)	(67,983)
Issuance of warrants in satisfaction of accounts payable and amendment of note payable	160,934	-	160,934
Net loss	(1,346,537)	(189,279)	(1,535,816)

Balance at September 30, 2008	$(5,751,850)	$1,392,451	$(4,359,399)

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock

During the three months ended June 30, 2009, the Company issued 2,500,000 shares of stock for $50,000, or $0.02 per share.  Additionally, as further described in Note 3 to these condensed consolidated financial statements, the Company issued 8,952,757 shares of its common stock in exchange for 100% of the equity interests of Technology Alternatives, Limited.

Pursuant to the share exchange agreement to acquire Global Clean Energy Holdings, LLC in September 2007, 13,702,555 shares of common stock had been held in escrow pending the achievement of certain “Market Capitalization Milestones”.  As of September 7, 2009, the deadline for achieving the milestones, 3,915,016 shares  were still being held in escrow pending the achievement of the milestones.  The Company failed to meet the remaining milestones by September 7, 2009, and accordingly, these remaining shares have been forfeited and returned to the Company for cancellation.

Note 8 – Stock Options and Warrants

Stock Options and Compensation-Based Warrants

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance there under.  The Company granted stock options during the nine months ended September 30, 2008 to acquire 4,500,000 shares of the Company’s common stock to the new Executive Vice-President and Chief Financial Officer.  Additionally, during the nine months ended September 30, 2008, the Company issued compensation-based warrants to purchase 2,076,083 shares of common stock in satisfaction of outstanding accounts payable totaling $124,565.  The Company granted stock options during the nine months ended September 30, 2009 to acquire 1,000,000 shares of the Company’s common stock to non-employee directors.  These options are exercisable at $0.02 per share, vest monthly over ten months starting August 31, 2009, and expire July 3, 2014.  During the nine months ended September 30, 2009, the Company also issued compensation-based stock warrants to an investment banking firm to acquire 7,700,000 shares of the Company’s common stock at $0.0325 per share.  No income tax benefit has been recognized for share-based compensation arrangements.  The Company has recognized plantation development costs totaling $124,565 related to a liability that was satisfied by the issuance of warrants in 2008.  Otherwise, no share-based compensation cost has been capitalized in the balance sheet.

A summary of the status of options and compensation-based warrants at September 30, 2009, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2008	52,159,083	$0.03
Granted	8,700,000	0.03
Expired	-	-
Outstanding at September 30, 2009	60,859,083	$0.03	5.6 years	$210,761

Exercisable at September 30, 2009	59,959,083	$0.03	5.6 years	$210,761

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

At September 30, 2009, options to acquire 80,000 shares of common stock have no stated contractual life.  The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of stock options granted and compensation-based warrants issued during the nine months ended September 30, 2009 was $0.014.  The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the nine months ended September 30, 2009 were risk-free interest rate of 2.5%, volatility of 150%, expected life of 5.0 years, and dividend yield of zero.  The weighted-average fair value of stock options granted during the nine months ended September 30, 2008 was $0.042.  The weighted-average assumptions used for these options granted during the nine months ended September 30, 2008 were risk-free interest rate of 2.4%, volatility of 127%, expected life of 5.2 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

These modifications accelerated the vesting of the affected options and accelerated the release of the affected common stock held in escrow, which resulted in the acceleration of the recognition of the remainder of share-based compensation related to these options and common stock held in escrow.  Share-based compensation recorded during the three months and nine months ended September 30, 2009 were $14,982 and $401,197, respectively, and is included in general and administrative expense.  Share-based compensation recorded during the three months and nine months ended September 30, 2008 were $60,349 and $307,139, respectively, and is included in general and administrative expense.  As of September 30, 2009, there is approximately $13,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.7 years.

Stock Warrants

A summary of the status of the warrants outstanding at September 30, 2009, and changes during the nine months then ended is presented in the following table:

Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at December 31, 2008	29,742,552	$0.01
Issued	-	-
Expired	-	-

Outstanding at September 30, 2009	29,742,552	$0.01

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

SaveCream is a drug candidate that the Company was developing to reduce breast cancer tumors.  From March of 2007 through July of 2008, the Company entered into various agreements with Eucodis Pharmaceuticals Forschungs und Entwicklungs GmbH, an Austrian company (Eucodis) related to the sale of the SaveCream assets.  Eucodis entered into a binding letter of intent in March 2007 and later entered into a sale and purchase agreement in July 2007.  The sale and purchase agreement was approved by the Company’s shareholders in January 2008.  Ultimately, all discussions and agreements with Eucodis were terminated in July 2008 due to their inability to obtain their own financing and their failure to close the sale.  Eucodis has since ceased operations.

The Company has engaged investment banking firms over the past two years find a buyer for the SaveCream asset. However, the recent contraction of the capital markets has negatively impacted the abilities for several potential purchasers to consummate a purchase. The Company terminated all engagement of investment banking firms assisting in the sale of the asset. The Company has continued to seek interested parties through its previous relationships in the pharmaceutical industry since 2007. On November 16, 2009 the Company entered into a sales agreement with a new, unaffiliated European buyer regarding the SaveCream asset. The new potential buyer was identified without the assistance of an investment banking firm. A further explanation of this transaction is detailed in Note 10 to these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
 (A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to accounting rules for discontinued operations, the Company has classified all revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For all periods prior to March 2007, the Company has reclassified all revenue and operating expenses to discontinued operations, except for estimated general corporate overhead, because all of its operations related to the discontinued technologies.  For the three months and nine months ended September 30, 2009 and 2008, the Income (Loss) from Discontinued Operations principally consists of foreign currency transaction gains and losses related to current liabilities associated with the discontinued operations that are denominated in euros.  The Company has not recorded any gain or loss through September 30, 2009 associated with the planned sale of the SaveCream assets.

Note 10 – Subsequent Event

On November 16, 2009, Global Clean Energy Holdings, Inc. and its subsidiary, MDI Oncology, Inc., entered into a Sale and Asset Purchase Agreement with Curadis Gmbh, a German company, for the sale and of substantially all of the intellectual property associated with the patents, patent applications, pre-clinical study data and ancillary clinical trial data concerning “SaveCream”, a developmental topical aromatase inhibitor cream.

The agreement calls for the payment of 350,000 Euros at closing and a revenue sharing arrangement to pay up to two million Euros to the Company should the pharmaceutical products ever be commercialized. In connection with the agreement, the Company received a deposit of 50,000 Euros. The closing is scheduled to occur prior to year end. Curadis Gmbh will also assume certain liabilities of the Company. Should the pharmaceutical product ever be commercialized the entire transaction will be valued at 4.2 million Euros. Although management is hopeful that the pharmaceutical product will be commercialized, no assurance can be given if or when any additional consideration or cash will be provided to the Company after the closing. The Company will hold a security interest in the sold assets until the final two million Euro payment is made, if ever.

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

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “our company,” and “Company” refer to Global Clean Energy Holdings, Inc., a Utah corporation, and, unless the context indicates otherwise, also includes the following subsidiaries: (i) MDI Oncology, Inc., a Delaware corporation, (ii) Global Clean Energy Holdings LLC, a Delaware limited liability company, (iii) Asideros Globales Corporativo, a corporation organized under the laws of Mexico, and (iv) Technology Alternatives Limited, a company formed under the laws of Belize.

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

Under the LLC Agreement, we own 50% of the issued and outstanding common membership units of GCE Mexico. The remaining 50% in common membership units were issued to the Unaffiliated Members. In addition, an aggregate of 1,000 preferred membership units were issued to two Unaffiliated Members (“Preferred Members”) who have, through September 30, 2009, contributed $4,619,214 to the capital of GCE Mexico.  The Preferred Members are entitled to earn a preferential 12% per annum cumulative compounded return on the balance of their preferred membership interest.  The capital contributions have been used to fund the development and operations of the Jatropha Farm. We are not required to make capital contributions to GCE Mexico.

On July 2, 2009, we finalized and closed on a Stock Purchase Agreement with the four shareholders of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), pursuant to which we agreed to purchase all of the issued and outstanding shares of TAL.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. We are a development stage company as defined by generally accepted accounting principles. Accordingly, all losses accumulated since inception have been considered as part of our development stage activities. Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note A to the Consolidated Financial Statements included in our annual report on Form 10-K filed for the fiscal year ended December 31, 2008. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statements.

Results of Operations

In 2007 the Board of Directors determined to discontinue our prior bio-pharmaceutical operations.  Pursuant to accounting rules for discontinued operations, we have classified all revenue and expense, except general corporate overhead, for 2009, 2008 and prior periods related to the operations of our bio-pharmaceutical business as discontinued operations.

Revenues and Gross Profit.  We are still a development stage company and have not had significant revenues from our operations or reached the level of our planned operations.  We discontinued our prior bio-pharmaceutical operations in March 2007.  In September 2007, we commenced operations in our new bio-fuels Jatropha business; however, we are still in the pre-development agricultural stage of our operations and, therefore, do not anticipate generating significant revenues from the sale of bio-fuel products until the fourth quarter of 2009.  During the three months and nine months ended September 30, 2009, we recognized revenue of $149,000 and $218,000 principally under a bio-fuel consulting services agreement.  We did not recognize any revenues during the three months or the nine months ended September 30, 2008.  We are, however, attempting to generate cash from the forward sale of carbon credits, the sale of future oil delivery contracts, the sale of Jatropha seeds for seed propagation purposes, and by providing additional bio-fuel consulting services.

Operating Expenses. Our general and administrative expenses related to our continuing operations for the three months and the nine months ended September 30, 2009, were $264,000 and $1,205,000, respectively, compared to $345,000 and $1,360,000 for the three months and the nine months ended September 30, 2008, respectively.  General and administrative expenses principally include officer compensation; third-party services, such as legal, accounting, and consulting expenses; share-based compensation; and other general expenses such as insurance, occupancy costs, travel, etc.  The net decrease in general and administrative expenses for the three months ended September 30, 2009 compared to the prior year was $81,000 and was principally the result of a decrease in share-based compensation of $45,000, and a reduction of $41,000 in expenses incurred to third-party legal and consulting service providers. The net reduction in general and administrative expenses for the nine months ended September 30, 2009 was $156,000 and was principally the result of a reduction of $225,000 in expenses incurred to third-party legal, accounting and consulting service providers, and a reduction in travel costs of $17,000, net of an increase in share-based compensation of $94,000.

Other Income/ Expense. The principal component of Other Income/Expense is interest expense.  Interest expense for the three months and the nine months ended September 30, 2009, were $82,000 and $246,000, respectively, compared to $79,000 and $155,000 for the three months and the nine months ended September 30, 2008, respectively.  The increase in interest expense for the nine months ended September 30, 2009 is primarily attributable to interest on a mortgage on land purchased in Mexico during April 2008.  The mortgage is in the amount of $2,051,000 and accrues interest at the rate of 12% per year.

Income (Loss) from Discontinued Operations.  During the three months and nine months ended September 30, 2009, we recognized loss from discontinued operations of $161,000 and $182,000, respectively, compared to income from discontinued operations of $251,000 and $6,000 for the three months and nine months ended September 30, 2008, respectively.  The income or loss from discontinued operations for the three months and nine months ended September 30, 2009 and 2008 principally relates to foreign currency exchange rate gains or losses on liabilities associated with our former business that are denominated in euros.

Net loss attributable to the noncontrolling interest.  Effective April 23, 2008, we entered into a limited liability company agreement (“LLC Agreement”) to form GCE Mexico I, LLC, a Delaware limited liability company (GCE Mexico), with six  unaffiliated investors (collectively, the “Investors”).  We own 50% of the common membership interests of GCE Mexico and five of the  Investors own the other 50% of the common membership interests.  Two of the Investors have invested $4,619,000 in exchange for preferred membership units of GCE Mexico.  The proceeds from the preferred membership units have been used to fund the operations of Asideros Globales Corporativo (Asideros), who has acquired land in Mexico and is developing our Jatropha farm there.  Asideros is owned 99% by GCE Mexico and 1% by us directly.  GCE Mexico and Asideros  are variable interest entities.  We consider Global Clean Energy Holdings, Inc. to be the primary beneficiary of GCE Mexico and Asideros.  As such, our consolidated financial statements include the accounts of GCE Mexico and Asideros.  Under the LLC Agreement, the net loss allocated from Asideros to GCE Mexico is then further allocated to the members of GCE Mexico according to the investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest.   The net loss attributable to the noncontrolling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico I, LLC to the preferred membership interests.

Liquidity And Capital Resources

As of Sept. 30, 2009, we had $848,000 in cash, a working capital deficit of $7,683,000, and over $10,830,000 of outstanding indebtedness.  The existence of the foregoing working capital deficit and liabilities is expected to negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.

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

Our ability to fund our liquidity and working capital needs will be dependent upon certain potential transactions.  As previously disclosed, the principal transaction that was expected to provide us with working capital was the sale of SaveCream, our remaining legacy pharmaceutical assets.  Although we had previously agreed to sell these assets in 2007 and 2008, those proposed transaction were not consummated. On November 16, 2009, we entered into a new definitive agreement for the sale of all patents, rights, and data associated with our remaining legacy pharmaceutical assets for 350,000 Euros at closing, and a revenue sharing arrangement to pay up to 2,000,000 Euros to the Company should such legacy pharmaceutical assets ever be commercialized. We anticipate closing this transaction prior to year-end. The acquiring entity will also assume certain liabilities of the Company. If such legacy pharmaceutical assets were ever commercialized, the entire transaction would be valued at 4.2 million Euros. Although we are hopeful that the legacy pharmaceutical assets will be commercialized, no assurance can be given if or when any additional consideration or cash will be provided to the Company after the closing. We will continue to maintain a security interest in such assets until the final 2,000,000 Euro payment is made, if ever. Cash proceeds received at closing in connection with the sale of the legacy pharmaceutical assets will be used to finance the Company’s immediate working capital needs.

In order to fund ongoing operations, in September 2007 we entered into a short-term loan agreement with Mercator Momentum Fund III, L.P. (“Mercator”).  Pursuant to the loan agreement, Mercator advanced $350,000 to the Company, of which $200,000 remained outstanding in May 2008.  On May 19, 2008, the loan agreement was modified to accrue interest at an interest rate of 8.68% per annum, Mercator advanced an additional $250,000, and the amount available under that facility was changed to $450,000. This loan was secured by a first priority lien on our assets.   In connection with this amendment Mercator was granted a new warrant to purchase 581,395 shares of common stock (calculated by dividing $75,000 by 130% of the closing price of the stock when exercised) at a price of $0.129 per share.  In January 2009, Mercator dissolved and distributed the loan to its limited partners who currently control the loan.  The loan amount was increased to $475,000, and the maturity date was extended to July 13, 2009.  In August 2009, the maturity date of this loan was again extended, this time to January 31, 2010.  Accordingly, in the event that this loan in not repaid by its maturity date on January 31, 2010, or if the current holders of the promissory note evidencing the loan do not agree to extend the maturity date of this loan past the current maturity date, the holders of the note will have the right to foreclose on our assets, which would have a material adverse affect on our ability to implement our business plan, and may result in the cessation of our business operations.

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

On April 29, 2008, we formed a new limited liability company, GCE Mexico I, LLC, that was funded with a $2,051,282 million loan to acquire approximately 5,000 acres of Jatropha farmland in Mexico.  Operating and development funds of $957,271 (net of transaction costs) were also received by GCE Mexico I, LLC and were used to develop the Jatropha Farm.  GCE Mexico’s limited partners have contributed a total of $4,619,214 to GCE Mexico I, LLC through September 30, 2009.  As the owner of common membership interests, the Company is not required to make any capital contributions to GCE Mexico I, LLC.

Effective July 2, 2009, we purchased all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), from its four shareholders.  TAL owns and operates a 400-acre farm in subtropical Belize, Central America, which currently is producing Jatropha.  TAL also has been performing plant science research and has been providing technical advisory services for propagation of Jatropha for a number of years.  Under the Stock Purchase Agreement, as amended, in consideration for the purchase of all of the shares of TAL, (i) promissory notes were issued by TAL to the four former owners as evidence of its indebtedness to them in the aggregate amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009), and (ii) an aggregate of 8,952,757 unregistered shares of our common stock were issued to the four former owners.  The entire outstanding balance of the promissory notes mature six months following the consummation of the transaction.  We currently do not have the funds to pay the full amount of the promissory note that we delivered to the sellers of TAL.  Since the TAL promissory notes is secured by a mortgage on the 400 acre farm, our failure to pay this note upon its maturity could result in the loss of that farm and our investment in the Belizean Jatropha farm.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our chief executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A.  RISK FACTORS.

Information regarding risk factors appears (i) under “Risk Factors” included in Item 1, and “Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008; and (ii) under “Risk Factors” included in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission.  There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic reports.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION

On November 16, 2009 Global Clean Energy Holdings, Inc. and our wholly-owned subsidiary, MDI Oncology, Inc., entered into a Sale and Asset Purchase Agreement with Curadis Gmbh, a German company, for the sale the intellectual property and all contractual and other rights we acquired in March 2005 from Savetherapeutics, including substantially all of the intellectual property associated with the patents, patent applications, pre-clinical study data and ancillary clinical trial data concerning “SaveCream”, a developmental topical aromatase inhibitor cream.

The agreement with Curadis GmbH calls for the payment of 350,000 Euros, 50,000 of which we have already received, and the remaining 300,000 Euros due at closing, the assumption of certain liabilities (including in particular our 1,850,000 Euro obligation to the liquidator of Savetherapeutics), and a revenue sharing/royalty arrangement under which Curadis has agreed to pay up to 2 million Euros from the sale of products or from licensing fees received by Curadis.  These royalty and  other payments will be payable only if and when any pharmaceutical products are ever commercialized or licensed.  The closing of the transaction is subject to certain conditions, including the approval of the transaction by the liquidator or Savetherapeutics, and no assurance can be given that the closing will occur.  The closing is scheduled to occur prior to year end.  If any pharmaceutical products are ever commercialized or licensed, and if as a result we receive the entire 2,000,000 Euro payment, the entire transaction will be valued at 4.2 million Euros.  Although we are hopeful that some pharmaceutical products will be commercialized from the technologies we sold to Curadis GmbH, no assurance can be given if or when any additional consideration will be paid to the Company after the closing.  As collateral for its contingent obligation to pay us up to 2,000,000 Euros in royalties and other payments in the future from the commercialization of the technology, Curadis has agreed to grant us a first lien on the patents and other properties we may sell to Curadis.

ITEM 6.   EXHIBITS

10.1	Sale and Asset Purchase Agreement, dated November 16, 2009, between the Company, MDI Oncology, Inc., and Curadis Gmbh*
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: November 20, 2009	By:	/s/ Bruce K. Nelson
Bruce K. Nelson Chief Financial Officer