Form 10-K/A
period 2008-12-31
Global Clean Energy Holdings, Inc.
filed 2009-12-02
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K/A
Amendment No. 1
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

Documents incorporated by reference:  None

EXPLANATORY NOTE
We are filing this amendment (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2008 (our “Annual Report”) to reflect changes made in response to comments received by us from the Staff of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s review of our Annual Report.  We are only filing the items of our Annual Report that have been revised in response to the Staff’s comments and all other information in our Annual Report remains unchanged. Accordingly, the Amendment should be read in conjunction with our Annual Report. Unless otherwise provided, all information contained in this Amendment is as of April 15, 2009, the original filing date of our Annual Report.  This Amendment does not reflect events that have occurred after the filing of the Annual Report and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth herein.

The only changes to our Annual Report are in Item 9A(T) “Controls and Procedures” and in the financial statements and exhibits filed as part of Item 15 “Exhibits and Financial Statement Schedules.” In Item 9A(T) we have revised our disclosure to more clearly present the conclusions of our principal executive, principal financial and principal accounting officers regarding the effectiveness of our disclosure controls and procedures in our Mexico subsidiary.

We have amended the exhibits filed as part of the Annual Report to include the following two additional agreements:  (i) Limited Liability Company Agreement of GCE Mexico I, LLC, and (ii) Service Agreement between this company and Corporativo LODEMO S.A DE CV.    The financial statements included in Item 15 have been modified (i) to mark as unaudited the information included in the Consolidated Statements of Operations and Cash Flows which is designated as “From Inception of the Development Stage on November 20, 1991 through December 31, 2008,” (ii)  to mark as unaudited the information included in the Consolidated Statements of Changes in Stockholders’ Deficit for the Period from November 20, 1991 (Date of Inception of the Development Stage) through December 31, 2006, (iii) to remove all language from the Report of Independent Registered Public Accounting Firm referring to the periods prior to the year ended December 31, 2007 and to the reports of other auditors, and (iv) to clarify certain disclosures in the Notes to Consolidated Financial Statements regarding our Principles of Consolidation as they pertain to Asideros Globales Corporativo and GCE Mexico I, LLC.

Pursuant to the rules of the SEC, currently dated certifications from our principal executive and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed or furnished herewith, as applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial Statements are referred to in Item 15, listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-K/A.

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

Based on our evaluation of our internal control over financial reporting in our Mexico subsidiary, we have determined that we currently have inadequate controls over the accounting functions in Mexico and over cash management in Mexico. However, management does not believe that this material weakness resulted in any material misstatements in our financial condition for the current reporting period. Management is attempting to implement new controls to improve both of these deficiencies.  The deficiencies consist of controls over the disbursement of cash from our accounts in Mexico and the proper categorization of such expenses for accounting purposes.  The Company has begun to take appropriate steps to remediate these weaknesses as follows:  The Company recently established new bank accounts in Mexico that require dual control of two persons for most disbursements. The Company has required that the Company be promptly notified of these disbursements for control and categorization purposes.  Furthermore, we are commencing the implementation of procedures for remote real time access by the Company U.S. executives to bank accounts in Mexico.  Accordingly, each disbursement will be able to be monitored in the U.S. to ensure proper use and to properly record such disbursements.  The Company expects to complete the implementation of real time monitoring in the second half of 2009, assuming financial resources are available. The effectiveness of our internal controls following our remediation efforts will not be known until we test those controls in connection with management’s tests of internal control.

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

PART III

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The Company’s financial statements and related notes thereto are listed and included in this Amendment No. 1 to Annual Report beginning on page F-1.   The following documents are furnished as exhibits to this Form 10-K/A. Exhibits marked with an asterisk are filed herewith.  The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

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

10.6	Note Amendment And Maturity Date Extension, dated January 12, 2009, between the Company and Mercator Momentum Fund III, L.P.**
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

10.17	Limited Liability Company Agreement of GCE Mexico I, LLC, a Delaware Limited Liability Company, dated April 23, 2008*
10.18	Service Agreement, dated October 15, 2007, between the Company and Corporativo LODEMO S.A DE CV, a Mexican corporation*
14.1	Medical Discoveries, Inc. Code of Conduct**
23	Consent of Hansen, Barnett & Maxwell. P.C.*
31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith.
** Filed with our Annual Report on Form 10-K for the year ended December 31, 2008, as originally filed on April 15, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

December 1, 2009	By:	/s/ RICHARD PALMER
Richard Palmer
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD PALMER	Chief Executive Officer	December 1, 2009
Richard Palmer	(Principal Executive Officer) and Director

/s/ BRUCE NELSON	Chief Financial Officer (Principal Accounting Officer)	December 1, 2009
Bruce Nelson

/s/ DAVID WALKER	Chairman, the Board of Directors	December 1, 2009
David Walker

/s/ MARK A. BERNSTEIN	Director	December 1, 2009
Mark A. Bernstein

Index to Financial Statements

Page

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for each of the two fiscal years
in the period ended December 31, 2008 and from inception	F-4
Consolidated Statements of Changes in Stockholders’ Deficit from inception
through December 31, 2008	F-5
Consolidated Statements of Cash Flows for each of the two years
in the period ended December 31, 2008 and from inception	F-7
Notes to Consolidated Financial Statements	F-8

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
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Global Clean Energy Holdings, Inc. and subsidiaries (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Clean Energy Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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
			(Unaudited)
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

(Continued)

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT - (Continued)
Period From November 20, 1991 (Date of Inception of the Development Stage) through December 31, 2008

								Accumulated	Deficit
								Deficit	Accumulated
							Additional	Prior to	During the	Escrow/
	Preferred Stock Series A		Preferred Stock - Series B		Common stock		Paid in	Development	Development	Subscription
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Stage	Receivables	Total

Balance carried forward	(7,580)	$(8,722)	-	$-	117,749,868	$12,528,359	$-	$(1,399,577)	$-	$-	$11,120,060

Exercise of Options and Warrants
1997 - $0.25 per share	-	-	-	-	87,836	21,959	-	-	-	-	21,959
1999 - Waived option price $0.14 per share	-	-	-	-	170,000	24,000	-	-	-	-	24,000
Value of Options Issued for Services
1998	-	-	-	-	-	2,336,303	-	-	-	-	2,336,303
1999	-	-	-	-	-	196,587	-	-	-	-	196,587
2001	-	-	-	-	-	-	159,405	-	-	-	159,405
2002	-	-	-	-	-	-	124,958	-	-	-	124,958
2003	-	-	-	-	-	-	295,000	-	-	-	295,000
2004	-	-	-	-	-	-	1,675,000	-	-	-	1,675,000
2006	-	-	-	-	-	-	67,350	-	-	-	67,350
Other
1994 – Cash contributed	-	-	-	-	-	102,964	-	-	-	-	102,964
1995 - Issuance of common stock option to satisfy debt restructuring	-	-	-	-	-	20,000	-	-	-	-	20,000
2004 - Issuance of preferred stock and warrants for cash	12,000	523,334	-	-	350,000	68,845	477,821	-	-	-	1,070,000
2004 - Convertible preferred stock beneficial conversion dividend	-	-	-	-	-	-	692,199	-	(692,199)	-	-
2005 - Issuance of preferred stock and warrants for cash	30,000	-	-	-	-	-	-	-	-	-	-
2005 - Reclassification of warrants to a financial instrument	-	-	-	-	-	-	(2,435,713)	-	-	-	(2,435,713)
Net loss from inception through December 31, 2006	-	-	-	-	-	-	-	-	(20,332,286)	-	(20,332,286)

Balance at December 31, 2006 (Unaudited)	34,420	514,612	-	-	118,357,704	15,299,017	1,056,020	(1,399,577)	(21,024,485)	-	(5,554,413)

Issuance of common stock for Global Clean Energy Holdings, LLC	-	-	-	-	36,540,146	986,584	-	-	-	-	986,584
Issuance of Series B preferred stock for cash, net of offering costs	-	-	13,000	1,290,735	-	-	-	-	-	-	1,290,735
Conversion of preferred stock to common stock	(5,492)	-	-	-	10,983,521	-	-	-	-	-	-
Share-based compensation from issuance of options	-	-	-	-	-	-	29,652	-	-	-	29,652
Share-based compensation from issuance of common stock, $0.027 per share	-	-	-	-	4,357,298	117,647	-	-	-	-	117,647
Amortization of share-based compensation for common stock held in escrow	-	-	-	-	-	-	510,248	-	-	-	510,248
Release of escrowed shares upon satisfaction of underlying milestones	-	-	-	-	4,567,518	123,322	(123,322)	-	-	-	-
Adjustment of outstanding shares	-	-	-	-	32,780	-	-	-	-	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	(4,414,884)	-	(4,414,884)

Balance at December 31, 2007	28,928	514,612	13,000	1,290,735	174,838,967	16,526,570	1,472,598	(1,399,577)	(25,439,369)	-	(7,034,431)
Reclassification of financial instrument to equity	-	-	-	-	-	-	2,161,045	-	-	-	2,161,045
Exchange of Series A preferred stock for common stock	(28,928)	(514,612)	-	-	28,927,000	514,612	-	-	-	-	-
Issuance of common stock for cash at $0.036 per share	-	-	-	-	2,777,778	100,000	-	-	-	-	100,000
Issuance of warrants in satisfaction of accounts
payable and amendment of note payable	-	-	-	-	-	-	160,934	-	-	-	160,934
Share-based compensation from issuance of options	-	-	-	-	-	-	184,146	-	-	-	184,146
Amortization of share-based compensation for common stock held in escrow	-	-	-	-	-	-	187,293	-	-	-	187,293
Release of escrowed shares upon satisfaction of underlying milestones	-	-	-	-	18,270,074	493,292	(493,292)	-	-	-	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	(1,707,562)	-	(1,707,562)

Balance at December 31, 2008	-	$-	13,000	$1,290,735	224,813,819	$17,634,474	$3,672,724	$(1,399,577)	$(27,146,931)	$-	$(5,948,575)

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
FORMERLY KNOWN AS MEDICAL DISCOVERIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception of
			the Development Stage
	For the Years Ended		on November 20, 1991
	December 31,		through
	2008	2007	December 31, 2008
			(Unaudited)
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

Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), requires that if an entity is the primary beneficiary of a variable interest entity (VIE), the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements.  Global Clean Energy Holdings, Inc. considers itself to be the primary beneficiary of GCE Mexico and Asideros, and accordingly, has consolidated these entities since April 2008, with the equity interests of the unaffiliated investors in GCE Mexico presented as Minority Interests in the accompanying consolidated financial statements.

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

The net income or loss of Asideros is allocated to its shareholders based on their respective equity ownership, or 99% to GCE Mexico and 1% directly to the Company.  GCE Mexico has no operations separate from its investment in Asideros.  According to the LLC Agreement of GCE Mexico, the net loss of GCE Mexico (composed solely of its share of the operating results of Asideros) is allocated to its members according to their respective investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The Minority Interest presented in the accompanying consolidated balance sheet includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and excludes any common membership interest in GCE Mexico held by the Company.  Accordingly, the Minority Interest is composed of the following elements at December 31, 2008:

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