Form 10-K/A
period 2008-12-31
Global Clean Energy Holdings, Inc.
filed 2009-12-31
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
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
Documents incorporated by reference:  None

EXPLANATORY NOTE
We are filing this amendment (this “Amendment No. 2”) to our Annual Report on Form 10-K for the year ended December 31, 2008 (our “Annual Report”) for the sole purpose of re-filing the following two agreements:  (i) Limited Liability Company Agreement of GCE Mexico I, LLC, and (ii) Service Agreement between this company and Corporativo LODEMO S.A DE CV.   The foregoing two agreements were previously filed as exhibits to Amendment No. 1 to the Annual Report, but as previously filed, the agreements did not contain all of the exhibits and schedules to those agreements.  The two attached agreements contain all exhibits and schedules thereto.

This Amendment No. 2 does not update or amend the disclosures contained in the Annual Report, as amended by Amendment No. 1.

PART II

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description

10.17	Limited Liability Company Agreement of GCE Mexico I, LLC, a Delaware Limited Liability Company, dated April 23, 2008

10.18	Service Agreement, dated October 15, 2007, between the Company and Corporativo LODEMO S.A DE CV, a Mexican corporation

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

December 30, 2009	By:	/s/ RICHARD PALMER
Richard Palmer
President and Chief Executive Officer