Form 10-K
period 2009-12-31
Global Clean Energy Holdings, Inc.
filed 2010-04-01
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑

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

Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,249,027.

The outstanding number of shares of common stock as of March 24, 2010 was 236,919,079.

Documents incorporated by reference:  None

Table of Contents

Form 10-K

Page

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

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Utah corporation formerly known as Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes our wholly-owned subsidiary, MDI Oncology, Inc., a Delaware corporation; Global Clean Energy Holdings LLC, a wholly-owned Delaware limited liability company; and Technology Alternative, Limited, a wholly-owned subsidiary formed under the laws of Belize.  To the extent applicable, depending on the context of the disclosure, the terms ““we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC a Delaware limited liability company, in which we own 50% of the common membership interests.

Global Clean Energy Holdings, Inc. is not related to, or affiliated in any manner with “Global Clean Energy, Inc.”  Readers are cautioned to confirm the entity that they are evaluating or in which they are making an investment before completing any such investment.

PART I

ITEM 1.	BUSINESS.

Summary Overview

Global Clean Energy Holdings, Inc. (“GCEH”) is a Los Angeles-based energy agri-business focused on the development of non-food based bio-fuel feedstock.  GCEH has full service in-house development and operations capabilities, which it provides for its own energy farms as well as farms it operates via joint venture arrangements. With international experience and capabilities in eco-friendly bio-fuel feedstock management, cultivation, production and distribution, GCEH is well suited to scale its business.

GCEH is focusing on the commercialization of oil and biomass derived from the seeds of Jatropha curcas (“Jatropha”) - a native non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America.  Jatropha oil is a high-quality plant oil used as a direct replacement for fossil fuels or as feedstock for the production of high quality bio-diesel or green diesel, which is a direct replacement for jet fuel.  The residual material derived from the oil extraction process is called press cake, which is a high-quality biomass that can be used as a replacement for a number of fossil fuels.

Jatropha trees require less water and fertilizer than many conventional crops, and can be grown on land that is not suitable for the production of food. Jatropha oil is very high quality plant oil that is particularly well suited for the production of bio-diesel and “green diesel.”  Without post processing, Jatropha oil can be used as a direct replacement for diesel and other fossil fuels.  Bio-diesel is a diesel-equivalent, and green diesel is a jet fuel-equivalent; both are processed fuels derived from biological sources (such as plant oils), which can be used as a replacement for fossil based fuels in diesel engines, jet engines or other fuel oil based combustion equipment.

Our business plan and current principal business activities include the planting, cultivation, harvesting and processing of Jatropha to generate plant based oils and biomass for use as replacements for fossil fuels.  Our strategy is to leverage our Jatropha based bio-fuels knowledge, experience and capabilities through the following means:

•	Own and operate Jatropha farms for our own account. We currently own and operate two such Jatropha farms, one in Belize and one in Mexico.

•
Own, operate and manage Jatropha farms through joint ownership agreements. We currently operate two farms under joint ownership arrangements: the first farm, located in Mexico, comprises 5,149 acres; the second farm consisting of 3,700 acres was acquired in March 2010 (also in Mexico).  The first farm is fully planted, and we expect to have the second farm substantially planted by the end of 2010.

•	Provide Jatropha farm development and management services to third party owners of Jatropha farms.

•	Provide turn-key Franchise Operations for individuals and/or companies that wish to immediately establish Jatropha farms in suitable geographical areas.

In addition to generating revenues from the sale of non-food based plant oils and biomass, we plan to monetize the carbon credits from the farms we own and manage.  Under the 1997 Kyoto Protocol, a worldwide carbon credit trading market has been established where sellers sell their excess carbon credits and buyers purchase the carbon credits they need to meet their greenhouse gas reduction requirements.  Our farm activities are anticipated to generate a significant amount of carbon credits that we plan to sell to third parties.

We are engaged in research and development activities concerned with optimizing the quality of our Jatropha yields, reducing operating costs and improving our production capacity and efficiency. Specifically, our research activities focus on (i) optimizing genetic development (i.e., the quality of the Jatropha plants), (ii) optimizing agronomic development (i.e., soil conditions optimal for Jatropha cultivation), and (iii) improving agricultural technologies relating to the care and custody of the Jatropha plant, and the processing of resulting products. We continue our research and development efforts toward the improved commercialization of Jatropha at our test facilities in Mexico and Belize and our commercial farm in Mexico.  We are also engaged in a joint research and development effort with a leading U.S. plant sciences university to conduct plant biology and molecular genetic (genomic) research for the development of improved varieties, and optimal germination and cultivation techniques for Jatropha. We operate a state-of-the-art plant and soil science Field Research Center at our farm in Mexico where we have over 20 selected (improved) varieties under development.

Organizational History

This company was incorporated under the laws of the State of Utah on November 20, 1991.  In 2007, the Company decided to change the course of its business and focus their efforts and resources on the emerging alternative energy fuels business.  In order to be successful in this industry, we decided to acquire the intellectual property and expertise needed to develop and manage our new business.

In connection with our efforts to commence our alternative energy business, on September 7, 2007, we entered into a share and exchange agreement where we acquired Global Clean Energy Holdings, LLC, a Delaware limited liability company (“Global LLC”).  Global LLC was a company that owned certain trade secrets, know-how, business plans and relationships relevant to the cultivation and production of Jatropha, for the purpose of providing feedstock oil intended for the production of bio-diesel and green diesel and the production of biomass as a fossil fuel replacement. Richard Palmer and Mobius Risk Group, LLC, a Texas limited liability company were the sole owners of the outstanding equity interests of Global LLC.

In exchange for all of the outstanding ownership interests in Global LLC, we issued 63,945,257 shares of our common stock to Richard Palmer and Mobius.  The shares issued to Mr. Palmer and Mobius in the acquisition of Global LLC represented 35% of our outstanding shares of common stock immediately after the acquisition.  Approximately 43% of the foregoing shares were issued as restricted shares, subject to forfeiture in the event that certain specified performance milestones are not achieved.  As of December 31, 2009, all of the restricted shares issued to Richard Palmer have been released.  Similarly, as of December 31, 2009, all of the restricted shares issued to Mobius have been released, except for 3,915,016 shares that have been forfeited.

In order to obtain the technical and management expertise necessary to maximize the assets and expertise we acquired, we also entered into an employment agreement with Richard Palmer to be the Company’s Chief Executive Officer.

Until 2007, we were a developmental-stage bio-pharmaceutical company engaged in the research and development of pharmaceutical products.  In 2005, through a wholly owned subsidiary, we acquired certain pharmaceutical intellectual properties related to the treatment and reduction of breast cancer tumors from the liquidation estate of Savetherapeutics, A.G. in Germany.  Early in 2007, our Board of Directors determined that we could no longer fund the development of our drug candidates and that we could not obtain additional funding for our drug development activities.  In 2009, we entered into an agreement for the sale of our legacy pharmaceutical assets to an unaffiliated German company.  In consideration for these assets, we received total cash payments of 350,000 Euros ($518,655).  The buyer also assumed and agreed to pay $ 2,779,856 of our liabilities that we had incurred in connection these legacy assets and agreed to pay us up to 2,000,000 Euros ($2,725,167) in royalty payments from the future sale or licensing of products manufactured using the legacy pharmaceutical assets.  We will receive royalties if, and only to the extent that, such assets are ever commercialized. However, no assurance can be made whether or not the commercialization will ever be achieved and that any of this royalty payment will ever be received.

Our principal executive offices are located at 6033 W. Century Blvd, Suite 895, Los Angeles, California 90045, and our current telephone number at that address is (310) 641-4234.  In 2008 we changed our name to “Global Clean Energy Holdings, Inc.” to reflect our energy agricultural business. We maintain a website at: www.gceholdings.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

Recent Developments

On March 30, 2010, the Company entered into a Stock Purchase Agreement with two accredited investors pursuant to which we issued and sold 25,000,000 shares of our common stock at a price of $0.02 per share, for an aggregate purchase price of $500,000.

In March 2010, through our existing joint venture, we acquired approximately 3,700 acres of additional land that is contiguous to our existing 5,149-acre farm for the development of second Jatropha farm.  We expect that this land will be substantially prepared and planted by the end of 2010.  For additional information about this second Mexican farm, see “Item 2 – Properties,” below.

Business Operations

We are an energy agri-business with international development and operations capabilities.  We maintain in-house staff for the development, management, cultivation, production and distribution of plant-based feedstock used to offset fossil fuels.  Our business plan and current principal business activities include the planting, cultivation, harvesting and processing of Jatropha to generate seed oils and biomass for use in the bio-fuels industry, including the production of bio-diesel and green diesel.  Our vision and strategy is to grow and expand our farming and processing business to the level where economies of scale and our methods of operations allow us to generate significant profits without the need of subsidies. The processes and procedures we employ to plant and cultivate Jatropha for our business are being continually refined in order to produce a “best practices” of Jatropha farm operations. By focusing on improving our Jatropha operations and the technology we apply to our operations, we plan to operate economically sustainable Jatropha farms (i.e. without use of subsidies), which can replace fossil fuels at a cost below US$42 per barrel or $1.00 per gallon.  By continuing to invest in leading edge genetic and agronomic (soil) research and development, we are confident that we will develop high-yielding Jatropha trees that deliver renewable energy feedstock into the market at very competitive prices.

Our strategy is to leverage our farming and energy knowledge, experience and capabilities through the following means:

Company Owned Farms - We have two farms that are classified as “Company Owned” farms; one in Belize and one in Mexico.  The Belizean farm is located in Teakettle, Cayo, Belize.  It is located on riverfront property that we own. The farm has an operating nursery capable of producing high quality seedling and rooted cuttings. The older trees are producing fruit and seeds.  The seeds are of propagation quality and command a premium price in the market.  The second farm is located in Tebec, Mexico, which is approximately 10 kilometers south of Merida, Mexico.  It is located on leased land.  The Tebec farm is our oldest research and development center, which has been in operations for almost four years, where we have propagated dozens of varieties of Jatropha, collected from all over the world, including Mexico, Central America, Africa, India, Southeast Asia, Indonesia, South America and the Caribbean. The Tebec farm is fully irrigated and provides a perfect research area for the propagation of Jatropha on marginal land.

For additional information regarding our operations on farms that we own, see “Jatropha Farming Operations—Belize,” below.

Partnership Farms Owned Via Joint Ventures.  We currently own two farms through joint venture arrangements with third party financing sources.  Our farm in Mexico is our largest farm with approximately 5,149 acres of land near Tizimin, Mexico.  The entire farm has been prepared and planted with almost 4.0 million Jatropha trees.  All the necessary roads and other support infrastructure have been developed on the farm. In addition, we have acquired and installed seed oil extraction equipment on-site to extract oil from the harvested seeds.  We are currently in production and “crude Jatropha oil” (CJO) and biomass are now being produced on site. Sales up to this point have primarily consisted of seeds for propagation, and oil and biomass for testing by potential customers, although we anticipate that we will eventually sell CJO and biomass in commercial quantities from this farm.

In March 2010 we acquired approximately 3,700 acres of additional land that is contiguous to this farm for the development of our second farm.  We expect that this land will be substantially prepared and planted by the end of 2010.

  For additional information regarding our joint venture operations, see “Jatropha Farming Operations—Tizimin--Mexico Farm,” below.

Jatropha Farm Development and Management Services.  The company currently provides development and management services to unaffiliated companies and individuals who are planning the development and implementation of Jatropha farms.  These services are provided on a fee-for-service basis and generally begin with feasibility studies, and are often followed by management contracts that provide us with the ability to develop and operate these farms on a go-forward basis.  During the fiscal year ended December 31, 2009, we provided such services in connection with three planned Jatropha projects worldwide.  Our plan is to substantially increase the level of development and management services that we provide as a means of generating near-term revenue and profits, and to allow us to fund the continued expansion of our technical services team.

Contract Jatropha Farms. We have established a strategy and the processes to allow us to contract the farming operation on non-company owned farms, which are near our core farms, to third party farmers. The farmers will farm their own land under our direct supervision, utilizing our “best practices” Jatropha cultivation processes with the support of our technical services team of agri-business professionals.   This program will allow us to expand our business while still ensuring success.  We have not yet entered into any agreements under this format.

Franchise Jatropha Farms. The Company has established a program for offering franchise operations for Jatropha Farms. This program consists of all of the necessary programs and procedures to establish and operate a Jatropha farm profitably. The program also entails establishing and providing methods to obtain all necessary equipment and supplies. The Company is in discussions with several parties, but as of this filing, no franchise agreements have been executed.

Our core activities consist of planting, cultivating, harvesting and processing of Jatropha feedstock to generate seed oils and biomass for use in the bio-fuels industry, including the production of bio-diesel and other high value bio-fuels.  Bio-diesel is a diesel-equivalent, processed fuel derived from biological sources (such as plant oils), which can be used in diesel engines and as a replacement for fuel oil. The term “bio-fuels” refers to a range of biological based fuels including bio-diesel, green diesel, synthetic diesel, ethanol and biomass, most of which have environmental benefits that are the major driving force for their introduction. Using bio-fuels instead of fossil fuels reduces net emissions of carbon dioxide and other green house gases, which are associated with global climate change. Bio-fuels further the concept of energy independence and environmental responsibility, while generating new jobs.  This creates social, environmental and economic gain from the production, distribution and end use of bio-fuels. As the world consumes larger volumes of fossil fuels, and further depletes the supplies of such fossil fuels, alternate sources of energy need to be developed to support both developed and developing economies.

In addition to producing and selling feedstock to generate seed oils and biomass for use as bio-diesel, we also plan to generate carbon credits under the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change, which carbon credits we can sell to third parties.  This Kyoto Protocol has created a worldwide carbon credit trading market where sellers sell their excess carbon credits and buyers purchase the carbon credits they need to meet their greenhouse gas reduction requirements.  Our plantation activities are anticipated to generate a significant amount of such carbon credits that we plan to sell to third parties.

We have identified the Jatropha curcas plant as our primary feedstock for producing bio-diesel and other bio-fuels. The Jatropha plant is a perennial tree that produces an inedible fruit with large seeds containing a high percentage of high quality inedible oil.  The entire fruit, including the seeds, has excellent properties necessary for the production of bio-fuels or as a direct replacement for fossil fuels.  Our plan is to utilize the entire fruit of the Jatropha plant for bio-fuel production, including the oils produced from the fruit, as well as the hull, seed cover, seed oil and seed cake (press cake).

We have identified strategic locations in North America, the Caribbean, Central America and South America ideally suited to our Jatropha planting, cultivation, harvesting and processing activities.  These locations have been selected for a number of key strategic reasons, including proximity to large ports for logistics purposes, relatively stable democratic governments, favorable trade agreements with the United States, low-cost land, reasonably priced labor, favorable weather conditions and acceptable soil conditions.  As described below, to date we have acquired farm properties in the Yucatan, Mexico, and in Teakettle, Belize, on which we have commenced planting Jatropha. Further, as described below, we maintain a 75-acre facility in Tebec – Mexico, where we conduct research and development activities focusing on plant genetics, soil sciences, plant breeding and other related activities.  We are also in the process of acquiring additional farms in the Yucatan on which to plant Jatropha and currently anticipate that we will double our land holdings in Mexico during the current 2010 fiscal year.  We continue to study and identify optimal Jatropha varieties, as well as ideal growth conditions, in order to maximize our output of Jatropha fruit and seed oil.

Our business plan also includes the expansion of our seed oil extracting facility in which we extract the “crude Jatropha oil” (“CJO”) from the Jatropha seed, and collect the remaining biomass for sale to interested buyers.  We have not yet identified a location for the expanded seed oil extracting facility; however, we plan to locate the facility relatively close to the ultimate end user of the biomass in order to minimize the costs and logistics of transporting the biomass to prospective buyers.

We anticipate that our primary focus will continue to be in the feedstock oil market, and we will continue expanding our operations, primarily in the areas of planting, harvesting and sale of feedstock oil to end users in the energy industry for production of bio-diesel and other bio-fuels.  In the short term, as we develop our Jatropha farms and prepare for our initial large-scale harvest of Jatropha seeds, we expect to generate short-term revenues through the sale of Jatropha seeds for germination, through forward sale contracts for feedstock oil and biomass to be produced at our facilities, through the forward sale of carbon offset credits and through our development and management services.  We are also having active discussion with firms that have a non-fuel use for Jatropha oil for such things as the production of candles, “green chemicals” and “green plastics.”   Although we may engage in such ancillary sales, sales for these purposes are not expected to constitute a major source of future revenues.

Our board, management, employees, partners, technical advisors and consultants are senior energy, agricultural and business professionals with extensive experience in the energy and bio-fuels market, the production of bio-diesel, in the renewable energy sector in general, in agriculture and in general business.  Accordingly, we have the resident expertise to provide development and management services to other companies regarding their bio-fuels and/or feedstock development operations, on a fee for services basis.  As described below, we currently provide such bio-fuel consulting services in locations that are not directly competitive to our existing or planned sites.

Jatropha Farming Operations

Tizimin – Mexico Farm.  Effective April 23, 2008, we entered into a limited liability company agreement for GCE Mexico I, LLC, a Delaware limited liability company (“GCE LLC”), with six other unaffiliated investors.  GCE LLC was organized primarily to acquire 2,000 hectares (approximately 5,149 acres) of land, directly or through subsidiaries, located in Tizimin, in the State of Yucatan in Mexico to be used primarily for the (i) cultivation of Jatropha curcas, (ii) the marketing and sale of the resulting fruit, seeds, or pre-processed crude Jatropha oil, whether as bio-diesel feedstock, biomass or otherwise, and (iii) the sale of carbon value, green fuel value, or renewable energy credit value (and other similar environmental attributes) derived from activities at this Jatropha farm. In March 2010, GCE LLC acquired approximately 3,700 acres of additional land that is contiguous to our existing 5,149-acre farm for the development of a second Jatropha farm.  GCE LLC acquired each of the Jatropha farms through a Mexican subsidiary in which GCE LLC owns a 99% interest, and we own a 1% interest.

Since the acquisition of the approximately 2,000 hectares of uncultivated land, we have developed a commercial seedling and cutting nursery on the site, and all of the land has now been cleared and improved and planted.  We have completed planting on all the land that we plan to plant on this site except the areas under the nursery which will be planted once the nursery is no longer needed for seedling or rooted cutting production. We maintain a series of biological corridors and conservation areas on this land to protect the local species of flora and fauna. All the necessary roads and other infrastructure have been developed on the farm.  In addition, we have acquired specialty equipment to improve the rate of land preparation and planting on the Jatropha farm.  We have begun harvesting seeds from the Jatropha trees that we planted at this farm in 2008 and early 2009, which we are using for our own expansion; we are selling the balance of these seeds to third parties for propagation.  We anticipate that the first material harvest of this farm will occur in the third quarter of 2010, and that we will, at that time, commence extraction of commercial quantities of Jatropha oil from the harvested fruit (seeds).

We currently own 50% of the issued and outstanding common membership units of GCE LLC.  The remaining 50% in common membership units were issued to the third party investors.  (This company and the other members of GCE LLC holding the common membership units are collectively referred to as “Common Members.”)  Through March 31, 2010, our investors (the “Preferred Members”) have contributed a total of $6,643,000 to GCE LLC. The Preferred Members will continue to fund the ongoing operation in accordance with the approved annual budgets provided by management. This funding will continue until the Jatropha farm generates adequate funds to sustain operations, which is expected to occur by the end of calendar year 2010. The Preferred Members are entitled to a preferential return on their investment.

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

GCE LLC is managed under the supervision of a board of directors comprising four members, two of whom we have appointed, and two of whom were appointed by the Preferred Members.  However, as the manager of the joint venture, GCEH manages the day-to-day operations of GCE LLC and the operations in Mexico.

Belize.  On July 2, 2009, we closed a Stock Purchase Agreement with the four shareholders of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), pursuant to which we agreed to purchase all of the issued and outstanding shares of TAL.  As a result, we acquired an existing Jatropha farm in subtropical Belize, Central America, which currently is producing Jatropha. In connection with the acquisition, certain payables to the former shareholders of TAL were renegotiated and converted into promissory notes in the aggregate principal amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009 and US $265,502 based on exchange rates in effect at December 31, 2009).  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were originally due on December 29, 2009, but the due date has been extended to June 28, 2010.

The Belizean farm is located in Teakettle, Cayo, Belize.  It comprises approximately 400 acres of prime land with approximately 1.0 mile of river frontage. The farm has an operating nursery capable of producing high quality seedling and rooted cuttings. The farm has been planted in four stages over the past three years with a derivative of the Cape Verde variety of Jatropha that was further developed in the Caribbean and imported into Belize.  The Jatropha trees are of varying ages and have been planted in a number of configurations to promote maximum growth and to further develop planting, inter-cropping and automated harvesting techniques.  The older trees are all producing fruit and seeds.  The seeds are of propagation quality and command a premium price in the market. We are currently selling the seeds produced at this location for propagation.

Mexico Research Facility. The Company established a 75-acre research facility close to our Mexican corporate offices in Merida. The purpose of the facility is to gather and maintain a Jatropha genetic bank for breeding stock to optimize our research efforts in conjunction with a leading US plant sciences university. The goal is to develop an improved variety of Jatropha that yield larger quantities of seeds, higher oil content per seed and higher resistance to cold climates, pests and diseases. This will support our state-of-the-art field research center at our farm near Tizimin.

Principal Products

The Jatropha curcas plant will continue to be our primary agricultural focus for the foreseeable future. The Jatropha plant is a perennial, inedible tree, and all of its by-products can be used for fuel and biomass energy production.  It is a very efficient tree that produces high quality seed oil and high-energy content biomass.  We expect our principal products to include the bio-fuels oil feedstock and biomass derived from the cultivation and processing of the Jatropha plant.  In addition, we expect to generate revenues from the sale of carbon credits earned from our agricultural operations.

Bio-fuels Oil Feedstock

The feedstock oil needed for the production of bio-diesel and green diesel that is currently available on the market today is primarily supplied from edible plant seed oils including soy, canola (rapeseed) and palm.  There are other types of feedstock utilized including animal fats and recycled cooking grease, but they make up a small portion of the market supply.  Our primary source of bio-fuels feedstock will be from the oil produced from the Jatropha plant.  One advantage of the Jatropha plant is that its oil and meal is inedible, and the cultivation of the plant, which will primarily be for use in the bio-fuels industry, does not compete for resources with other crops grown primarily for food consumption.

Biomass Feedstock

The Jatropha plant produces a fruit (about the size of a walnut) containing three large seeds that contain 32%-38% oil content by weight.  The non-oil components of the fruit, which represents 62-68% of the total fruit, contains high energy biomass (carbon values) that is an excellent source of feedstock for a number of energy producing processes including direct combustion, gasification, power production, and cellulostic ethanol (alcohol) production. Fifty percent of the energy in the Jatropha seed resides in the biomass.

Carbon Credits

Bio-fuels production and use is a very effective means to reduce both local and global pollution from emissions that cause climate change.  Growing trees and plants that sequester carbon from the atmosphere and burning bio-fuels offset the production of greenhouse gasses resulting from the consumption of petroleum or other fossil-based fuels.  Many bio-fuels produce less pollution, including fewer quantities of CO2, NOx, SOx and PM10.  Through the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change (Kyoto Protocol), signatory countries are required to reduce their overall greenhouse gas emissions or carbon footprint.  As of November 2007, 174 parties are signatories to and have ratified the Kyoto Protocol.  The United States of America is not a signatory to the Kyoto Protocol.  Signatory countries require local industry and other local energy end-users to either reduce their greenhouse gas emissions, or purchase greenhouse gas emission credits (carbon credits).   This requirement has created a worldwide “Carbon Credit Trading Market” where sellers sell their excess carbon credits and buyers purchase the carbon credits they need to meet their greenhouse gas reduction requirements.   The development of agricultural-based energy projects may produce carbon credits through the sequestration (storing) of carbon by the growing of trees and plants, or by the offset of other sequestered carbon.   Selling carbon credits represents potential additional revenue that will help to offset capital requirements for our plantation and other development activities.

In our case, Certified Emission Reductions (CERs) may be generated through Clean Development Mechanism projects in non-Annex 1 nations, which include Mexico, the Caribbean, Central and South America.  Our current business plan contemplates the cultivation of multiple 20,000-hectare Jatropha energy farms.  Assuming full maturity of a 20,000-hectare Jatropha farm, we have calculated that we will generate more than 250,000 metric tons of sellable carbon credits annually.  This will come from the offset of use of fossil fuels.  If we include the potential to use the Jatropha trees as a carbon sink, we estimate this will increase the sellable carbon credits to over 350,000 metric tons per year.

Technology

We do not currently possess any patentable technology relating to our operations in the feedstock and bio-fuels market. However, we are currently engaged in research and development activities concerned with optimizing the quality of our Jatropha yields, reducing operating costs and improving our production capacity and efficiency.  These research and development activities currently consist of plant biology and molecular genetic research, and are being conducted primarily through joint development activities with a leading U.S. plant and molecular sciences university.  We continue to develop our procedures and Intellectual Property (IP) Sustainable Energy Farming Systems.   It is expected that patentable technologies will result from our research activities; however, there can be no assurance that patentable technologies will be developed, or if they are developed, that we would be the sole owners of such patents.

Any technology we develop will be in three main categories: (i) plant and soil sciences, (ii) agricultural development, and (iii) material processing and end use applications.  Such technologies developed are expected to assist in reducing costs, improving efficiency and allowing us to move the products higher in value creation.

Market

According to Organization of Oil Exporting Countries (“OPEC”) and the US Department of Energy’s Energy Information Administration (“EIA”) estimates, the world demand for crude oil in 2008 was approximately 87.09 million barrels per day, with approximately 25% of that demand being diesel and fuel oil (distillate fuel oil).  This equates to a global consumption of distillate fuel oil of approximately 21.8 million barrels per day, or 334.3 billion gallons per year.   At a 5% blend with bio-diesel, the world market for bio-diesel exceeds 16.7 billion gallons per year.

U.S. distillate fuel oil consumption for 2005 was 4.12 million barrels per day, which equates to over 60 billion gallons of diesel and fuel oil consumed annually.  At a 5% bio-diesel blend, the US bio-diesel market is over 3 billion gallons per year, which market we expect will continue to grow.

In 2004, U.S. bio-diesel refineries produced approximately 30 million gallons of neat (100%) bio-diesel fuel. In 2005, U.S. refineries produced approximately 75 million gallons, in 2006 approximately 250 million gallons were sold, in 2007 450 million gallons were sold and in 2008, due to increased feedstock costs, US refinery production was below 25% of its 1.5 billion capacity.

Our primary market is the direct sale of Jatropha feedstock oil for bio-diesel production and biomass energy production, and the sale of carbon credits we generate from our agricultural operations.  Our primary customers are refiners of bio-diesel.  We estimate that there are approximately 165 bio-diesel plants in the United States alone, which can utilize up to 100% of our crude or refined Jatropha oil.  However, we expect to generate our highest revenues and greatest margins from customers who have logistical capacity on a water port accessible from the Gulf of Mexico.  This will reduce redundant transportation costs and allow us to ship large quantities economically.  These customers have historically paid a higher price for feedstock oil, since the majority of feedstock oil supplies have been shipped from the Midwestern United States.  We anticipate that our key customer profile will include well-financed, low-cost bio-diesel refiners.

Oil made from the seeds of the Jatropha plant has also recently been tested as an aviation fuel supplement by a number of airlines, including Air New Zealand, Japan Airlines, and Continental Airlines. The ability of Jatropha oil to replace kerosene-based jet fuel is being studied to reduce the aviation world's dependence on high-pollution crude oil.

As our business develops, we expect to utilize some distributors for sale of the Jatropha feedstock oil and the biomass by-products that we will produce.

Environmental Impact

Bio-fuels, including bio-diesel, have environmental benefits that are a major driving force for their introduction.  Using bio-fuels instead of fossil fuels reduces net emissions of carbon dioxide and other greenhouse gasses, which are associated with global climate change.  Bio-fuels are produced from renewable plant resources that “recycle” the carbon dioxide created when bio-fuels are consumed.  Life-cycle analyses consistently show that using bio-fuels produced in modern facilities results in net reductions of greenhouse gas carbon emissions compared to using fossil fuel-based petroleum equivalents.  These life-cycle analyses include the total energy requirements for the farming and production of the biomass resource, as well as harvesting, conversion and utilization.  Bio-fuels help nations achieve their goals of reducing carbon emissions.  Bio-fuels burn cleanly in vehicle engines and reduce emissions of unwanted products, particularly unburned hydrocarbons and carbon monoxide.  These characteristics contribute to improvements in local air quality.  In a life-cycle study published in October 2002, entitled “A Comprehensive Analysis of Bio-diesel Impacts on Exhaust Emissions, 2002,” the U.S. Environmental Protection Agency (“EPA”) analyzed bio-diesel produced from virgin soy oil, rapeseed (canola) and animal fats.  The study concluded that the emission impact of bio-diesel potentially increased NOx emissions slightly while significantly reducing other major emissions.

Competition

Although there are a number of producers of bio-fuels, few are utilizing non-edible oil feedstock for the production of bio-diesel.   The following table lists the companies we are aware of that are cultivating Jatropha for the production of bio-diesel:

Valero	Invested in a Australian Jatropha farming operation and has entered into offtake agreement s to purchase the resultant CJO.
Van Der Horst Corporation (Singapore)
Building a 200,000-tpy bio-diesel plant in Juron Island in Singapore that will eventually be supplied with Jatropha from plantations it operates in Cambodia and China, and possible new plantations in India, Laos and Burma.

Mission Biofuels (Australia)
Hired Agro Diesel of India to manage a 100,000-heactare Jatropha plantation, and a contract-farming network in India to feed its Malaysian and Chinese bio-diesel refineries.  Mission Biofuels has raised in excess of $80 million to fund its operations.

D1 Oils (UK)
As of June 2007, together with its partners, D1 Oils has planted or obtained rights to offtake from a total approximately 172,000 hectares of Jatropha under cultivation worldwide.  D1’s Jatropha plantations are located in Saudi Arabia, Cambodia, Ghana, Indonesia, the Philippines, China, India, Zambia, South Africa and Swaziland.  In June 2007, D1 Oils and British Petroleum entered into a 50:50 joint venture to plant up to an additional 1 million hectares of Jatropha worldwide.  British Petroleum funded the first £31.75 million of the Joint Venture’s working capital requirements through a purchase of D1 Oils equity, and the total Joint Venture funding requirement is anticipated to be £80 million over the next five years.

NRG Chemical Engineering (UK)
Signed a $1.3 billion deal with state-owned Philippine National Oil Co. in May 2007.  NRG Chemical will own a 70% stake in the joint venture, which will involve the construction of a bio-diesel refinery, two ethanol distilleries and a $600 million investment in Jatropha plantations that will cover over 1 million hectares, mainly on the islands of Palawan and Mindanao.

Note: 1 hectare = 2.47 acres

We believe there is sufficient global demand for alternative non-edible bio-fuel feedstock to allow a number of companies to successfully compete worldwide.  In particular, we note that we are the only U.S.-based public company producer of non-edible oil feedstock for the production of bio-diesel, which gives us a unique competitive advantage over many foreign competitors when competing in the U.S.

The price basis for our non-edible oil and biomass feedstock will be equivalent to other edible seed oil and biomass feedstock.  We have not found any substantial effort towards the production of any other non-edible oil worldwide that could compete with Jatropha.  With the growing demand for feedstock, and the high price of oil and bio-fuels, we anticipate that we will be able to sell our Jatropha oil and biomass feedstock profitability.

Employees.

As of December 31, 2009, we had 163 full time employees, contract employees and consultants. As business levels require and as capital resources permit, we will hire full-time employees to fulfill these functions.  Neither this company, nor any of our subsidiaries is a party to any collective bargaining agreements.

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

Risks Related To Our Business

We have operated at a loss and will likely continue to operate at a loss in 2010.

We have operated at a loss since our inception.  We incurred a net loss of $1,708,000 for the year ended December 31, 2008, had an accumulated deficit of approximately $26,308,000, and a working capital deficit of approximately $4,986,000 as of December 31, 2009.  Although we had net income for the fiscal year ended December 31, 2009 of $2,238,000, that net income was solely the result of a $3,299,000 gain that we recognized due to our sale of our SaveCream legacy medical asset.  In addition, most of the gain we recognized from the sale of the SaveCream asset resulted from the liabilities that were released or assumed.  In 2009, we incurred a loss from continuing operations of $2,226,000.  We are likely to continue to incur losses unless and until we are able to generate significantly more revenues from the sale of Jatropha products, the sale of carbon credits, or fees from development and management activities.  Although we anticipated that our revenues from these sources will significantly increase during 2010 and thereafter, no assurance can be given that these revenues will be sufficient to generate net income in the future.  Losses have had, and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our Jatropha operations, we are unable to predict when we may become profitable, if at all.  If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.

It is not certain that we will have sufficient funds available to us to fund all of our operating expenses for 2010 and thereafter.

As of March 31, 2010, we believe that we will have sufficient cash available, and sufficient anticipated future revenues, to fund our anticipated working capital needs through 2010.  However, our current liabilities still significantly exceed our current assets, and the amount of revenues that we expect to generate in 2010 from our Jatropha operations and other sources may not be sufficient to fund all of our working capital needs.  In fiscal 2009, our sources of cash included reimbursement payments we received from GCE Mexico I, LLC, and management consulting fees we received for services we provided to third parties.  In addition, we generated limited revenues from the sale of Jatropha seeds cultivated during fiscal 2009.  While we expect to begin to generate additional revenues from the Jatropha crop to be harvested from our Tizimin farm during fiscal 2010 and thereafter, those revenues in 2010 will first be applied to our farm operating expenses, then, if there is any excess, to a return of our joint ventures’ investment in these farms.  Accordingly, we will not generate any revenues from our farm operations in 2010 that we can use to pay our current liabilities or to fund any capital expenditures for expansion.  In addition, it is uncertain that any additional sources of cash (i.e., overhead reimbursement payments from our joint ventures, Jatropha sales from our Belize farm, and development and management fees) will be adequate to cover our operating expenses.  In order to fund our long-term operations, we will have to complete a combination of the following: (i) enter into additional joint venture arrangements with third party investors interested in our Jatropha business, (ii) negotiate forward carbon credit sales agreements, and (iii) consummate future delivery Jatropha oil and/or biomass purchase contracts, (iv) sell and increasing amount of seeds for propagation from our Mexican and Belizean farms, and (v) provide fee-based development and management services and franchise services to third parties for farm development and management services.

We may need significant additional capital in order to fund our expansion and the implementation of our business plan, which we may be unable to obtain.  If we do not receive additional funding, we may not be able to achieve our business plan of further developing our bio-fuels business and we may even be forced to reduce our future operations.

In addition to generating funds to cover our operating expenses, we will need a significant amount of additional funding in order to acquire and operate additional Jatropha farms and to otherwise implement our bio-fuels operations in accordance with our business plan.  Our capital requirements for expanding our operations will be significant, and we do not currently have any of the funds that we expect to need for these purposes.  Accordingly, we will need to obtain a significant amount of additional capital to continue to fund our operating expenses and to expand our Jatropha business.  We have not identified the sources for the additional financing that we will require, and we do not have commitments from any third parties to provide this financing.  Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.    Historically, we have raised capital through the issuance of debt and equity securities.  However, given the risks associated with a new and untested bio-fuels business, the risks associated with our common stock (as discussed below), the worldwide financial crisis that has severely affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources.  Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed.  Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to develop our Jatropha bio-fuels business.  Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.  The amount of this dilution may be substantial if the trading price of our common stock is low at the time of any financing from its current levels.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would result in a total loss to all of our shareholders.

We have limited operating history in the feedstock and bio-diesel industries, which makes it difficult to evaluate our financial position and our business plan.

Until 2007, we were a development stage bio-pharmaceutical company.  During 2007, we terminated our operations as a bio-pharmaceutical company and commenced our current feedstock and biofuels operations.  Since then, we have focused our efforts on developing the Jatropha Business, including, among other things, acquiring our own Jatropha farms, and cultivating Jatropha plants for the subsequent production and sale of Jatropha seeds, oil and biomass.  Because our operations thus far have concentrated on growing our Jatropha business, and because the trees in our recently planted farms have not yet matured to the stage where they can produce large commercial quantities of seeds, we have had limited sales of Jatropha seeds, oil and by-products to date.  Thus, we have little operating history as a feedstock/biofuels company on which a decision to invest in our company can be based.  The future of our company currently is dependent upon our ability to successfully harvest, market and sell the Jatropha products that we expect will be generated by the end of 2010 and thereafter, and to otherwise implement our business plan in the Jatropha business.  While we believe that our business plan, if implemented as conceived, will make our company successful in the long term, we have limited operating history against which we can test our plans and assumptions, and therefore cannot evaluate the likelihood of success.

Our Jatropha Business is a new and highly risky business that has not been conducted on a similar scale in North America.

Our business plan calls for a large scale planting and harvesting of Jatropha plants, primarily outside of the United States, and for the subsequent production and sale of Jatropha oil (and other Jatropha byproducts) for use as a bio-fuel in Mexico and in the United States.  In addition to all of the risks normally associated with developing a new line of business, we will be subject to certain risks unique to our Jatropha bio-fuels business, including the large scale production of plants that have not heretofore been grown in large scale farms in Mexico, logistical issues related to the oil and biomass produced at such farms, market acceptance, uncertain pricing of our products, developing governmental regulations, and the lack of an established market for our products.

Our business could be significantly impacted by changes in government regulations over energy policy.

Our planned operations and the properties we intend to cultivate are subject to a wide variety of federal, provincial and municipal laws and regulations, including those governing the use of land, type of development, use of water, use of chemicals for fertilizer, pesticides, export or import of various materials including plants, oil, use of biomass, handling of materials, labor laws, storage handling of materials, shipping, and the health and safety of employees. As such, the nature of our operations exposes us to the risk of claims with respect to such matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.  In addition, these governmental regulations, both in the United States and in the foreign countries in which we may conduct our business, may restrict and hinder our operations and may significantly raise our cost of operations.  Any breach by our company of such legislation may also result in the suspension or revocation of necessary licenses, permits or authorizations, civil liability and the imposition of fines and penalties, which would adversely affect our ability to operate and our financial condition.

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

Our success is dependent in part upon the historic high price of crude oil and on the high price of seed oils that are currently used to manufacture bio-diesel.  A significant decline in the price of either crude oil or the alternative seed oils will have a direct negative impact on our financial performance.

There are risks associated with conducting our business operations in foreign countries, including political and social unrest.

To date, we have acquired farms in Mexico and Belize.  We expect that most, if not all, of our future agricultural operations will also be primarily located in foreign countries, particularly in Mexico.  Accordingly, we are subject to risks not typically associated with ownership of U.S. companies and therefore should be considered more speculative than investments in the U.S.

For example, Mexico is a developing country that has experienced a range of political, social and economic difficulties over the last decade. Our operations could be affected in varying degrees by political instability, social unrest and changes in government regulation relating to foreign investment, the biofuels industry, and the import and export of goods and services. Operations may also be affected in varying degrees by possible terrorism, military conflict, crime, fluctuations in currency rates and high inflation.

In addition, Mexico has a nationalized oil company, and there can be no assurance that the government of Mexico will continue to allow our business and our assets to compete in any way with their interests. Our operations could be adversely affected by political, social and economic unrest in Mexico, Belize and any other foreign countries in which we commence agricultural operations.

We plan to grow rapidly and our inability to keep up with such growth may adversely affect our profitability.

We plan to grow rapidly and significantly expand our operations.  We currently have a very small staff and few resources.  If we succeed in significantly expanding our operations, our growth may place a significant strain on our management team and other company resources.  We will not be able to implement our business strategy in a rapidly evolving market without effective planning and management processes.  We have a short operating history and have not implemented sophisticated managerial, operational and financial systems and controls.  If we grow significantly, we will have to manage multiple relationships with various strategic partners, including suppliers, distributors, and other third parties.  To manage the expected growth of our operations and personnel, we will have to significantly supplement our existing managerial, financial and operational staff, systems, procedures and controls.  We may be unable to supplement and complete, in a timely manner, the improvements to our systems, procedures and controls necessary to support our future operations, and consequently our operations will not function effectively.  In addition, our management may be unable to hire, train, retain, motivate and manage required personnel, or successfully identify, manage and exploit existing and potential market opportunities.  As a result, our business and financial condition may be adversely affected.

Our business will not be diversified because we will be primarily concentrated in one industry.  As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the bio-diesel industry.

We expect our business will be substantially dependent upon the success of Jatropha as a bio-fuel.  Accordingly, we expect that virtually all of our revenues will be derived from some form of Jatropha (either from the sales of feedstock oil harvested from our Jatropha farms, the bio-diesel production and sales of Jatropha oil, the sale of carbon credits produced from Jatropha farms, and the development and management services related to the cultivation and production of Jatropha plants and bio-fuel).  We do not have any other lines of business or other sources of revenue to rely upon if the Jatropha business does not become viable and if we are unable to produce and sell feedstock oil and bio-diesel, or if the markets for such products decline.  Our lack of diversification means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the bio-diesel industry.

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

Assuming that we obtain the necessary funds, directly or through future joint ventures, to acquire and develop additional Jatropha farms in Mexico or elsewhere, we will have to enter into numerous agreements, documents and relationships with the owners of the land and the providers of various services.   All of these agreements and arrangements remain to be negotiated, executed and implemented, including agreements relating to the construction of our proposed seed processing plant and other support facilities for our Jatropha plantation in Mexico.  In some cases, the parties with whom we would need to establish a relationship have yet to be identified.  Our expectations regarding the likely terms of these agreements and relationships could vary greatly from the terms of any agreement or relationship that may eventually be executed or established.  If we are unable to enter into these agreements or relationships on satisfactory terms, or if revisions or amendments to existing terms become necessary, the purchase and cultivation of additional land, or the construction of our proposed seed processing plant and the commencement of our related operations could be delayed.  In such an event, our expenses could be increased and our ability to achieve profitability could be adversely affected.

Delays due to, among others, weather, labor or material shortages, permitting or zoning delays, or opposition from local groups, may hinder our ability to commence operations in a timely manner.

We could incur delays in the implementation of our plans to plant and harvest Jatropha, or our plans for the construction of support facilities, due to permitting or zoning delays, opposition from local groups, adverse weather conditions, labor or material shortages, or other causes.  In addition, changes in political administrations at the federal, state or local level that result in policy changes towards the large scale cultivation of Jatropha, or towards biofuels in general, could result in delays in our business plan timetable.  Any such delays could adversely affect our ability to fully commence operations and generate revenues.

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

We are highly dependent upon our management, and on Richard Palmer (our Chief Executive Officer) in particular.  The loss of the services of any of our management personnel may impair management's ability to operate our company or our ability to locate and develop new Jatropha farms.  We have not purchased key man insurance on any of our officers, which insurance would provide us with insurance proceeds in the event of their death.  Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace such individuals or to replace any business lost by the death of such individuals.  We may not be able to attract and retain the necessary qualified personnel.  If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

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

In addition, our Jatropha farm operations will also subject us to ongoing compliance with applicable governmental regulations, including those governing land use, water use, pollution control, worker safety and health and welfare and other matters.  We may have difficulty complying with these regulations and our compliance costs could increase significantly.  Increases in operating costs would have a negative impact on our operating income, and could result in substantially decreased earnings or a loss from our operations, adversely affecting our financial condition.

Fluctuations in the Mexican peso to U.S. dollar exchange rate may adversely affect our reported operating results.

The Mexican peso is the primary operating currency for our current business operations while our financial results are reported in U.S. dollars.  Because our costs will be primarily denominated in pesos, a decline in the value of the dollar to the peso could negatively affect our actual operating costs in U.S. dollars, and our reported results of operations.  We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations.  We cannot guarantee that we will enter into any such currency hedging transactions in the future or, if we do, that these transactions will successfully protect us against currency fluctuations.

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

As of March 24, 2010, our directors and executive officers beneficially owned approximately 11% of our outstanding common stock.  These shareholders, if they act together, may be able to direct the outcome of matters requiring approval of the shareholders, including the election of our directors and other corporate actions such as:

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

Executive Offices.  Currently, we operate out of offices located at 6033 W. Century Blvd, Suite 895, Los Angeles, California 90045.  Our leased offices consist of 1,495 square feet and are leased at a monthly rate of $ 1.80 per sq. ft. on a month-by-month basis.

Tizimin Farms.  As of March 31,2010, we own the following two Jatropha farms through our GCE Mexico I, LLC joint venture:

1.           Our first farm consists of seven separate parcels of land collectively representing 2,084 hectares (approximately 5,149 acres).   We purchased these parcels in 2008.  The farm is located approximately 12 miles northeast of Tizimin, Yucatan, Mexico and is approximately 110 miles from Merida and the port of Progresso, and 75 miles from Cancun.  Irrigation systems have been installed in test areas of the farm.  All of the land has been improved and we have completed planting on all of the planned farmland.   We financed the purchase of this farm through a mortgage loan in the amount of $2,051,282, which bears interest at a rate of 12% per annum.

2.           In March 2010, we purchased approximately 3,700 acres of additional land that is contiguous to our first farm.  We have commenced preparing this farmland for Jatropha plantation and expect that the new farm will be fully planted by the end of 2010.  We financed the purchase of this farm thought a mortgage loan in the amount of $742,652.  That loan bears interest at a rate of 12% per annum.

Belize Farm. We currently own and manage a Jatropha farm in Belize comprising approximately 160 hectares (approximately 400 acres), with about one mile of river frontage.  The farm is located in Teakettle, Cayo. The farm is currently cultivated and produces Jatropha seeds that we have used for planting on our Mexico farms, and sold to third parties.  Please see the discussion under “Item 1 – Business – Jatropha Farming Operations – Belize” for additional details concerning our Jatropha farm operations in Belize.

Tebec Farm. We currently lease a 75-acre farm approximately 15 kilometers south of Merida, Mexico.  The farm is used primarily for plant and soil science research and development activities. We have fully developed and planted this farm with many varieties of Jatropha curcas from all over the world.   The farm is fully irrigated and is managed by our in-house staff. The plants in this farm vary in age, the oldest being planted almost four years ago.

ITEM 3.	LEGAL PROCEEDINGS.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Fiscal Year Ended December 31, 2008	High Bid	Low Bid
First Quarter	$ .050	$ .025
Second Quarter	$ .120	$ .045
Third Quarter	$ .072	$ .030
Fourth Quarter	$ .050	$ .020

Fiscal Year Ended December 31, 2009	High Bid	Low Bid
First Quarter	$ .038	$ .015
Second Quarter	$ .030	$ .010
Third Quarter	$ .022	$ .010
Fourth Quarter	$ .028	$ .010

Shareholders

As of March 31, 2010, there were approximately 1,500 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2009

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
1993 Incentive Plan (1)	3,383,000	$0.13	--
2002 Stock Incentive Plan	19,700,000	$0.04	300,000
Equity compensation plans not approved by security holders Options	1,350,000	$0.02
Warrants	66,518,635	$0.02

Total	90,951,635		300,000
(1) The 1993 Incentive Plan has expired and no additional options or awards can be granted under this plan.

Recent Issuances Of Unregistered Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2009 that were not previously reported in a Current Report on Form 8-K.

Repurchase of Shares

We did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Until recently, this company was a developmental stage company. In October 2009, the Company achieved two milestones:

o	The substantial completion of the planting of all Jatropha trees on our primary 5,000-acre farm.

o	The commencement of sales and revenues.

Consequently, management has determined that the Company has commenced its planned principal operations and it is appropriate to discontinue reporting as a development stage company.  Until 2007, we were a bio-pharmaceutical company engaged in the research and development of two potential drug candidates.  In 2007, we decided to discontinue the development of our two drug candidates, decided to sell our two drug technologies, and decided to commence a new business as a renewable alternative energy source company.  As a result, the “Results of Operations” section below contains a description of the results of the new bio-fuels business that we are currently conducting.  The results of operations of the business that we no longer intend to pursue have been characterized as discontinued operations.

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

Development Stage Enterprise.  Until October 1, 2009, we were a development stage company as defined under generally accepted accounting principles.  Accordingly, all losses accumulated since inception had been considered as part of our development stage activities.

Operational Company.  Starting on October 1, 2009, the commencement of our planned principal operations indicated that we were no longer subject to the provisions as defined by the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification Topic 915 “Development Stage Entities.” Our financial therefore are presented as an operational company.

Agricultural Producer.  All costs incurred until the actual planting of the Jatropha Curcas plant are considered development costs. Plantation development costs are being accumulated in the balance sheet during the development period and have been accounted for in accordance with generally accepted accounting principles for agricultural producers and agricultural cooperatives.

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note A to the Consolidated Financial Statements included in this Annual Report.  However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statement.

Results Of Operations

In 2007 the Board of Directors determined to discontinue our prior bio-pharmaceutical operations.  Pursuant to accounting rules for discontinued operations, we have classified all revenue and expense, except general corporate overhead, for 2009 and prior periods related to the operations and sale of our bio-pharmaceutical business as discontinued operations. Commencing on October 1, 2009, we commenced our planned operations and our financials since that date will be presented as an operational company.

Revenues and Gross Profit.  We achieved our planned operations and revenue in the forth quarter of 2009. We discontinued our prior bio-pharmaceutical operations in March 2007.  In September 2007, we commenced operations in our new bio-fuels Jatropha business, and achieved revenues from the sale of bio-fuel products and services in late 2009.  During the fiscal year ended December 31, 2009 (“fiscal 2009”), we recognized revenue of $373,060 related to our current operations.  This revenue is primarily from the provision of bio-fuel development and management services and the sale of Jatropha seeds for seed propagation purposes.  On December 22, 2009, we consummated the sale of our legacy medical assets by selling all patents, rights, and data associated with our remaining legacy pharmaceutical assets.  The purchase price that our buyer paid for these assets consisted of 350,000 Euros in cash, the assumption of $2,758,350 (1,850,000 Euros) of obligations, and a revenue sharing arrangement to pay us up to 2,000,000 Euros if and when such legacy pharmaceutical assets are ever commercialized.  In connection with the sale, we recognized a gain of $3,298,511, consisting of cash received of $518,655, the assumption of a research and development obligation with a carrying value of $2,758,350 (1,850,000 Euros), and the assumption of accounts payable of $21,506.  We did not generate any revenues in 2008.

Operating Expenses.  Our general and administrative expenses related to our continuing operations for the year ended December 31, 2009, were $1,520,000 compared to $1,830,000 for the year ended December 31, 2008.  General and administrative expense principally includes officer compensation; outside services, such as legal, accounting, and consulting expenses; share-based compensation; and other general expenses such as insurance, occupancy costs, travel, etc.  The net reduction in general and administrative expenses from fiscal 2008 to fiscal 2009 is principally the result of a reduction in legal, accounting and other outside service expenses of $328,000. For the year ended December 31, 2009, we recorded Plantation Operating costs of $739,000 from the fourth quarter operations of the Tizimin and Belize farms because we were, during that fiscal quarter, an operational company.  We did not incur any such expenses in 2008.  Please see the discussions above under “Development Stage Enterprise” for further discussion on how we ceased being a development stage enterprise because our planned principal operations commenced and because we began generating revenue from our planned operations.

Other Income/ Expense and Net Loss.   In connection with the amendment of a secured promissory note and issuance of additional warrants to the noteholder during the year ended December 31, 2008, we recorded an additional discount of $36,000.  This additional discount was amortized as “interest expense from amortization of discount on secured promissory note” over the extended term of the loan from May 19, 2008 through August 19, 2008.  Interest expense increased from $235,000 for the year ended December 31, 2008 to $334,000 for the year ended December 31, 2009.  The increase in interest expense is primarily attributable to interest on a mortgage on land purchased in Mexico during April 2008.  The mortgage is in the amount of $2,051,000 and accrues interest at the rate of 12% per year.  The increase in interest expense is primarily due to the fact that this note was outstanding for all of 2009, compared to eight months of 2008.  The increase in interest expense is also attributable to the increase in the principal balance of the secured promissory note during 2009.

In March 2010, we issued a $567,000 convertible debenture that bears interest at a rate of 5.97% per annum, and obtained a $742,652 mortgage loan in connection with the acquisition of additional farmland in Mexico.   This additional mortgage bears interest at a rate of 12 % per annum.  As a result of the foregoing, we anticipate that our interest expense in 2010 will increase compared to 2009.

In fiscal 2008 we recognized income from discontinued operations of $67,000, compared to an income from discontinued operations $3,167,000 for the current fiscal year 2009.  The gain from discontinued operations for the year ended December 31, 2008 principally relates to foreign currency exchange rate gains on liabilities associated with our former business that are denominated in euros.  However, the material gain in 2009 is related to the gain of $3.2million recognized on sale of the SaveCream asset on December 22, 2009.

For fiscal 2009, we incurred a loss from continuing operations of $2,226,000 compared to a loss from continuing operations of $2,090,000 in the prior fiscal year.  However, as a result of the one-time gain of $3,299,000 that we recognized on sale of the SaveCream asset on December 22, 2009, we had net income of $2,238,000 in fiscal 2009, compared to a net loss of $1,708,000 in fiscal 2008.

Liquidity And Capital Resources

As of December 31, 2009 we had $834,000 in cash and a working capital deficit of $4,986,000, as compared with $291,000 in cash and a working capital deficit of $6,604,000 at December 31, 2008. Outstanding indebtedness at December 31, 2009 totaled $8,149,000. The existence of the foregoing working capital deficit and liabilities is expected to negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained. In March 2010, we obtained a $567,000 unsecured convertible loan from two accredited investors, which funds we used to repay in full an outstanding secured loan.  In addition, in March 2010, we raised $500,000 from the sale of common stock to two accredited investors.  Although we also purchased 3,700 acres of additional farmland in Mexico in March 2010, the purchase of that land was financed through funds raised through our GCE Mexico joint venture and a $742,562 mortgage loan.  As a result, the purchase of the land did not negatively impact our current liquidity.   Based on the funds we have on March 31, 2010 and the proceeds we expect to receive during this year, we believe that we will have sufficient funds to pay our administrative and other operating expenses during 2010.  However, we do not have sufficient cash to repay all of our current liabilities should we be required to do so.

Since our inception, we have financed our operations primarily through private sales of equity and debt financing.  In order to fund our short-term working capital needs, we will have to obtain additional funding.  With the exceptions of the cash proceeds from the sale of our legacy medical asset, virtually all of the cash reflected on our balance sheet is reserved for the operation of GCE Mexico and our Jatropha farms.  Accordingly, most of those funds are not available to fund our general and administrative or other operating expenses.

Our ability to continue to fund our liquidity and working capital needs will be dependent upon our ability to generate revenues from our existing farm operations and our on-going development and management activities.  On December 22, 2009 we sold all of our patents, rights, and data associated with our remaining legacy pharmaceutical assets for 350,000 Euros, the assumption of certain obligations, and a revenue sharing arrangement that could result in our receiving up to 2,000,000 Euros in the future if the buyer of those assets completes the development of the assets and commercializes a product based thereon.  In connection with the sale, we recognized a gain of $3,298,511, consisting of cash received of $518,655, the assumption of a research and development obligation with a carrying value of $2,758,350 (1,850,000 Euros), and the assumption of accounts payable of $21,506.  If such legacy pharmaceutical assets are ever commercialized by the buyer and we receive the entire 2,000,000 Euro payment, the entire transaction would be valued at approximately 4.2 million Euros.  No assurance can be given if or when the development of those assets will be completed, if a commercial product will be produced and marketed, and if any additional consideration or cash will be paid to us in the future.  However, as collateral for any future payments that may be payable to us, we will continue to maintain a security interest in such assets until the final 2,000,000 Euro payment is made, if ever.  Although the sale of the legacy medical assets generated significant income, we only received 350,000 Euros ($518,655), much of which has, to date, been used to finance our immediate working capital needs and to retire a limited amount of historic liabilities.

In order to fund ongoing operations, in September 2007 we obtained a secured loan that, during 2009, had an outstanding principal balance of $475,000 as of July 13, 2009.  In August 2009, the maturity date of this loan was again extended, this time to January 31, 2010.  The principal of this loan, and accrued interest of $81,909, was repaid in March 2010 from the $567,000 unsecured loans that we obtained in March 2010, and therefore, the secured promissory notes were repaid and all liabilities associated with this loan were extinguished.

Our business plan calls for significant infusion of additional capital to establish additional Jatropha farms in Mexico and other locations. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms solely for our own account.  However, we have purchased the larger farms that we now own in Mexico through our GCE Mexico I, LLC joint venture that we previously established with third parties.  In order to purchase additional Jatropha farms, or to acquire or build facilities to process our Jatropha oil, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures. The formation and funding of the GCE Mexico I, LLC was the first of a series of planned transactions to expand our Jatropha operations. Under GCE Mexico I, LLC, our 5,149-acre farm in Tizimin, Mexico was recently expanded by the acquisition of approximately 3,700 additional acres. Effective July 2, 2009, we purchased all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), from its four shareholders.  TAL owns and operates a 400-acre farm in subtropical Belize, Central America, which currently is producing Jatropha.  TAL also has been performing plant science research and has been providing technical advisory services for propagation of Jatropha for a number of years.  Under the Stock Purchase Agreement, as amended, in consideration for the purchase of all of the shares of TAL, (i) promissory notes were issued by TAL to the four former owners as evidence of its indebtedness to them in the aggregate amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009), and (ii) an aggregate of 8,952,757 unregistered shares of our common stock were issued to the four former owners.  The entire outstanding balance of the promissory notes will mature on June 28, 2010.  Since the TAL promissory notes is secured by a mortgage on the 400 acre farm, our failure to pay this note upon its maturity could result in the loss of that farm and our investment in the Belizean Jatropha farm.  Without raising additional cash (through the sale of our securities, the sale or carbon credits, or strategic arrangements), we will not be able to effect our new business plan in the Jatropha business and will have to further reduce our operations, revise our business plan, and may either/or temporarily or permanently cease operations.

On March 16, 2010, we issued $567,000 of unsecured convertible promissory notes to two investors.   The convertible notes mature on the earlier of (i) March 16, 2012, and (ii) upon written demand of payment by the investors following our default thereunder. The maturity date of the convertible notes may be extended by written notice made by the Investors at any time prior to March 16, 2012.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each three-month anniversary of the issuance of the convertible notes.  However, we have the right, exercisable at our option, in lieu of paying interest in cash, to pay interest by delivering a number of unregistered shares of our common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price (VWAP) for each of the five consecutive trading days immediately preceding the interest payment date. At any time following the first anniversary of the issuance of the convertible notes, at the option of the holders of these convertible notes, the outstanding balance thereof (including accrued and unpaid interest thereon) may be converted into shares of our common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting our capital stock. As of March 16, 2010, the convertible notes rank senior to all other indebtedness, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by us in the ordinary course of business.  We may not prepay the convertible notes without the prior consent of the note holders.  Virtually all of the proceeds from these convertible notes were used to fully repay outstanding secured loans that had matured and were due and payable.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements are referred to in Item 15, listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

In connection with the preparation of this Annual Report, our Certifying Officers evaluated the effectiveness of management’s disclosure controls and procedures, as of December 31, 2009, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  Based on that evaluation, the Certifying Officers concluded that management’s disclosure controls and procedures were not effective as of December 31, 2009.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on that evaluation, management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

Based on our evaluation of our internal control over financial reporting in our Mexico and Belize subsidiaries we have determined that we currently have inadequate controls over the accounting functions in these foreign subsidiaries.  Management has taken the following steps, and is implementing the following new controls to improve both of these deficiencies:

•
The Company has hired a senior accountant (a certified public accountant) to assist the Company in its accounting functions and to monitor, on a full time basis, the financial reporting of the Company’s foreign operations.

•
The Company has purchased and is currently implementing a company-wide enterprise resource planning software program.  This software is anticipated to be fully operational after the second quarter of 2010, and will permit the integration of financial and operational data from all entities under the management of the Company. All operations throughout the world will be integrated into the system.

Our Board of Directors believes that, with the exception of the issues identified relating to our operations in Mexico and Belize, our system of internal controls, disclosure controls and procedures are adequate to provide reasonable assurance that the information required to be disclosed in the our interim and annual reports is recorded, processed, summarized, and accurately reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Board of Directors, the Audit Committee, management, including our certifying officers, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  The Audit Committee cannot be certain that the Company’s remediation efforts will sufficiently cure management’s identified material financial reporting weaknesses.  Furthermore, the Audit Committee has not tested the operating effectiveness of the remediated controls, since the process is not yet complete.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2009, the Company completed certain improvements to its internal control over financial reporting.  The remedial actions included hiring a senior accountant to help with the Company’s accounting transactions and implementing a new enterprise resource planning accounting system that integrates all of the accounting functions of the Company’s operations (including its operations in Mexico and Belize).  The new enterprise resource planning software has not yet been fully implemented and tested to determine that all material weaknesses have been remediated.

ITEM 9B.	OTHER INFORMATION

On March 30, 2010, the Company entered into a Stock Purchase Agreement with two accredited investors pursuant to which we on March 31, 2010, sold 25,000,000 shares (“Shares”) of our common stock at a price of $0.02 per share, for an aggregate purchase price of $500,000.  The Shares were not registered under the Securities Act of 1933, as amended (the “Act”) and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder.

A copy of the Stock Purchase Agreement is filed as Exhibit 10.23 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The summary of the Stock Purchase Agreement, set forth above is qualified by reference to such exhibit.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position held by each of our executive officers and directors.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position

David R. Walker (1)	65	Chairman of the Board
Richard Palmer	49	President, Chief Executive Officer and Director
Bruce Nelson	55	Chief Financial Officer
Mark A. Bernstein, Ph.D. (1)	56	Director

(1)	Member of our Audit Committee

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

Bruce Nelson

Bruce Nelson was appointed as our Chief Financial Officer in March 2008.  Prior to commencing his relationship with the Company, Mr. Nelson served as Chief Financial Officer of US Modular, a private technology company located in Irvine, California.  From April 2002 through February 2007, Mr. Nelson served as Chief Financial Officer of netGuru, Inc., a NASDAQ-listed global engineering software and IT service company. Prior to netGuru, Mr. Nelson founded and operated Millennium Information Technologies from 1997 to 2002. From 1992 to 1997 he served as President and CFO of Comprehensive Weight Management, a national healthcare service provider. From 1985 to 1991 he served as Treasurer of Comprehensive Care Corporation, a NYSE listed national healthcare provider. Mr. Nelson served as a U.S. Naval Officer after graduating from the University of Southern California, majoring in finance.  He holds a MBA degree from Bryant University in Smithfield, R.I. He has also served on the board of directors of two commercial banks, a NASDAQ-listed technology company, and a privately held specialty hospital.

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

Based solely on information provided to us by our officers and our review of copies of reporting forms received by us, we believe that during fiscal year ended December 31, 2009, our current officers and directors complied with the filing requirements under Section 16(a).

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

The Audit Committee meets periodically with management and with our independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements.  The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures.  The Audit Committee is also authorized to review related party transactions for potential conflicts of interest.  During the fiscal year ended December 31, 2009, Mr. Walker and Dr. Bernstein constituted all of the members of the Audit Committee.  Both Mr. Walker and Dr. Bernstein are non-employee directors and independent as defined under the Nasdaq Stock Market’s listing standards.  Mr. Walker has significant knowledge of financial matters, and our Board has designated Mr. Walker as the “audit committee financial expert” of the Audit Committee.  The Audit Committee met four times during fiscal 2008, and four times during fiscal 2009 in connection with this Annual Report and our Quarterly Reports on Form 10-QSB.  The Audit Committee operates under a formal charter that governs its duties and conduct.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2009 and 2008 of all persons who served as our principal executive officer and principal financial officer during the fiscal year ended December 31, 2009.  No other executive officers earned annual compensation during the fiscal year ended December 31, 2009 that exceeded $100,000.  The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)	Bonus Paid or Accrued ($)	Stock Awards ($)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)
Richard Palmer	2009	250,000	0	_____(1)	0	23,400	273,400
	2008	250,000	--	--	--	23,400	273,400

Bruce Nelson(1)	2009	175,000	0	_____(3)	0	10,000	185,000
	2008	145,833(2)	--	--	189,000	10,000	344,833

(1)
 Richard Palmer became the registrant’s Chief Executive Officer December 21, 2007.  Under our employment agreement with Mr. Palmer, we granted Mr. Palmer an incentive option to purchase up to 12,000,000 shares of our common stock at an exercise price of $0.03, subject to our achievement of certain market capitalization goals.  As of April 2009, 12,000,000 of these options remained unvested. In April 2009, our Board of Directors agreed to agreed to fully vest all of the 12,000,000 shares under the option.

(2)
Mr. Nelson became our Chief Financial Officer and Secretary on April 1, 2008.  Accordingly, the amounts reflected in this table reflect compensation paid or accrued for Mr. Nelson during this partial year.

(3)
Under our employment agreement with Mr. Nelson, we granted Mr. Nelson an incentive option to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.05, which shares vest over the course of the employment agreement and upon achievement of certain milestones.  As of April 2009, 3,500,000 of these options remained unvested.  In April 2009, our Board of Directors agreed to fully vest all of the remaining 3,500,000 options.  The amounts included in this table reflect the value of the fully vested options.

(4)
This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the option grants, refer to Note J of our financial statements in this Annual Report.  These amounts do not correspond to the actual value that will be recognized by the named executives from these awards.

Stock Option Grants

The following table sets forth information as of December 31, 2009, concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Palmer	6,000,000			0.03	8/20/2012
	6,000,000			0.03	8/20/2012

Bruce Nelson	500,000			0.05	3/20/2018
	500,000			0.05	3/20/2018
	500,000			0.05	3/20/2018
	500,000			0.05	3/20/2018
	1,250,000			0.05	3/20/2013
	1,250,000			0.05	3/20/2013

Director Compensation.

On April 22, 2009, our Board of Directors adopted a compensation policy for non-employee directors (“Compensation Policy”), effective as of July 1, 2009.  Pursuant to the Compensation Policy, non-employee directors will be entitled to receive the following benefits, among others, in consideration for their services as directors of the Company:

•	Monthly cash payments of $2,000;

•	Annual grants of non-qualified stock options to purchase up to 500,000 shares of the Company’s common stock;

•	Participation in the Company’s stock option plans; and

•	Reimbursement of certain expenses incurred in connection with attendance of meetings of the Board and Board Committee.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during fiscal 2009 for their services rendered as directors.  The compensation of Richard Palmer, who serves as a director and as our President and Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2009

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David R. Walker	12,000		$9,100				$21,100
Richard Palmer
Mark A. Bernstein, Ph.D.	$12,000		$9,100				$21,100
Total	$24,000		$18,200				$42,200

(1)
This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the option grants, refer to Note J of our financial statements in this Annual Report.  These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

(2)
On July 2, 2009 we granted a five-year non-qualified option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.02 per share to each of our non-employee directors, vesting, in ten monthly installments, for their services as directors for the one-year period commencing July 1, 2009

Employment Agreements

Richard Palmer.  On September 7, 2007, we entered into an employment agreement (the “Employment Agreement”) with Richard Palmer pursuant to which we hired Mr. Palmer to serve as our President and Chief Operating Officer.  Mr. Palmer was also appointed to serve as director on our Board of Directors to serve until the next election of directors by our shareholders.  Upon the resignation of our prior Chief Executive Officer in December 2007, Mr. Palmer also became our Chief Executive Officer.

Under the Employment Agreement, we granted Mr. Palmer an incentive option to purchase up to 12,000,000 shares of our common stock at an exercise price of $0.03 (the trading price on the date the agreement was signed), subject to our achievement of certain market capitalization goals.  The option expires after five years.  As of April 22, 2009, all 12,000,000 shares under the option remained unvested.  On April 22, 2009, our Board of Directors approved accelerating the vesting of all 12,000,000 unvested shares under the option, and accelerated the release from escrow of 652,503 shares of restricted common stock issuable to Mr. Palmer under the Global Agreement.  As a result, on that date, all of the restricted and escrowed shares were released to Mr. Palmer.

In addition, Mr. Palmer’s compensation package includes a base salary of $250,000, and a bonus payment contingent on Mr. Palmer’s satisfaction of certain performance criteria, which will not exceed 100% of Mr. Palmer’s base salary.  In the event that (i) we terminate Mr. Palmer’s employment for reasons other than “cause” (as defined in the Employment Agreement to include material breaches by him of the agreement, fraud, misappropriation of funds or embezzlement), or if (ii) Mr. Palmer resigns because we breached the Employment Agreement, we will be obligated to pay Mr. Palmer an amount equal to one (1) times his then-current annual base salary plus fifty percent (50%) of the target bonus in effect on the date of his termination.  However, if Mr. Palmer’s employment is terminated for death or disability, or if Mr. Palmer resigns or is terminated for “cause,” he will not be entitled to receive any severance payments or other post-employment benefits.  The original term of the Employment Agreement commenced September 1, 2007, and was scheduled to expire on September 30, 2010.

On March 16, 2010, the Company and Richard Palmer entered into an amendment (the “Amendment”) to the Employment Agreement. Pursuant to the Amendment, the Company extended the term of Mr. Palmer’s employment for an additional two years, i.e., through September 30, 2012.  Thereafter, the term of employment shall automatically renew for successive one-year periods unless otherwise terminated. In connection with the Amendment, the Company and Mr. Palmer entered into an option agreement (“Option Agreement”).  Pursuant to the Option Agreement, the Company granted Mr. Palmer a new option to acquire up to 12,000,000 shares of the Company’s common stock at an exercise price of $0.02, subject to the Company’s achievement of certain market capitalization goals.  The new option expires after ten (10) years.

Bruce Nelson.  On March 20, 2008, we entered into an employment agreement with Bruce K. Nelson pursuant to which we hired Mr. Nelson to serve as our Executive Vice-President and Chief Financial Officer effective April 1, 2008.  Mr. Nelson’s employment agreement has an initial term of employment that continues through March 20, 2010.  Thereafter, the term of employment shall automatically renew for successive one-year periods unless otherwise terminated by us.  The employment agreement was automatically extended in March 2010 through March 20, 2011.  We agreed to pay Mr. Nelson a base salary of $175,000, subject to annual increases based on the Consumer Price Index for the immediately preceding 12-month period, and a bonus payment based on Mr. Nelson’s satisfaction of certain performance criteria established by the compensation committee of our Board of Directors.  The bonus amount in any fiscal year will not exceed 100% of Mr. Nelson’s base salary.  Mr. Nelson is eligible to participate in this company’s employee stock option plan and other benefit plans.

At the time we employed Mr. Nelson, we granted him a ten-year option to acquire up to 2,000,000 shares of our common stock at an exercise price of $0.05 (the trading price on the date the agreement was signed).  These options vest in tranches of 500,000 shares over the first two years of the employment term.  We also granted Mr. Nelson a five-year option to acquire up to 2,500,000 shares of our common stock at an exercise price of $0.05, if this company meets certain market capitalization goals. As of April 22, 2009, options to acquire up to 3,500,000 shares remained unvested pursuant to the terms of the Company’s employment agreement with Mr. Nelson.  On April 22, 2009, our Board of Directors approved accelerating the vesting of all 3,500,000 unvested shares under the option.

In the event that, commencing after March 20, 2009, (i) we terminate Mr. Nelson’s employment for reasons other than “cause” (as defined in his employment agreement to include material breaches by him of his employment agreement, fraud, misappropriation of funds or embezzlement), or if (ii) Mr. Nelson resigns because we breached his employment agreement, we will be obligated to pay Mr. Nelson an amount equal to the salary he would have received through the end of the term of his employment agreement.  However, if Mr. Nelson’s employment is terminated for death or disability, or if Mr. Nelson resigns or is terminated for “cause,” he will not be entitled to receive any severance payments or other post-employment benefits.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 24, 2010 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers named in the Summary Compensation Table and each of our directors and (c) by all executive officers and directors of this company as a group.  As of March 24, 2010, there were 236,919,079 shares of our common stock issued and outstanding.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class
Certain Beneficial Owners:
Monarch Pointe Fund, Ltd. 555 S. Flower St., Suite 4500 Los Angeles, CA 90071	24,085,509 (3)	9.74%
Mobius Risk Group, LLC Three Riverway, Suite 1700 Houston, Texas 77056	50,895,204	21.48%

Directors/Named Executive Officers:
Richard Palmer	21,135,037 (4)	8.49%
Bruce Nelson	4,500,000 (5)	1.86%
David R. Walker	1,653,539 (6)	*
Mark A. Bernstein	500,000 (7)	*

All Named Executive Officers and Directors as a group (4 persons)	27,788,576	10.89%

*  Less than 1%
(1) Unless otherwise indicated, the business address of each person listed is c/o Global Clean Energy Holdings, Inc., 6033 W. Century Blvd, Suite 895, Los Angeles, California.
(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities.  Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of March 24, 2010.
(3) Includes 10,403,095 shares that may be acquired upon the exercise of currently exercisable warrants.  The warrants contain a provision the prevents them from being exercised if such exercise would cause Monarch Pointe Fund, Ltd. from owning more than 9.99% of our outstanding common stock.
(4) Includes 12,000,000 shares that may be acquired upon the exercise of currently exercisable options. Mr. Palmer owns 13.33% of the outstanding membership interests of Mobius.
(5) Includes 4,500,000 shares that may be acquired upon the exercise of currently exercisable options.
(6) Includes 1,250,000 shares that may be acquired upon the exercise of currently exercisable options.
(7) Includes 500,000 shares that may be acquired upon the exercise of currently exercisable options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships And Related Transactions

Loan Agreement

In September 2007 we entered into a loan and security agreement with Mercator Momentum Fund III, L.P., a former affiliate of Monarch Pointe Fund, Ltd., which is a major shareholder of the Company, pursuant to which Mercator agreed to make available to us a secured term credit facility in the aggregate principal amount of $1,000,000 (the “Loan”).  As of December 31, 2009, the outstanding principal balance of the Loan was $475,000, and the Loan was secured by a first priority lien on all of our assets.  In March 2010, we paid off the outstanding balance of the Loan.

Director Independence

Our common stock is traded on the OTC Bulletin Board under the symbol “GCEH.” The OTC Bulletin Board electronic trading platform does not maintain any standards regarding the “independence” of the directors on our company’s Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

In the absence of such requirements, we have elected to use the definition for “director independence” under the Nasdaq Stock Market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of us or its subsidiaries or any other individual having a relationship, which in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board of Directors.

Our Board of Directors has determined that Mr. Walker and Dr. Bernstein are independent directors as defined in the Nasdaq rules relating to director independence. Both Mr. Walker and Dr. Bernstein are non-employee directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees accrued by Hansen, Barnett & Maxwell. P.C. during the fiscal year ended December 31, 2008 and 2009 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings were $43,038 and $45,119, respectively.

Audit-Related Fees

Hansen, Barnett & Maxwell. P.C. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal years ended December 31, 2008 and 2009.

Tax Fees

Hansen, Barnett & Maxwell. P.C. did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2008 and December 31, 2009.

All Other Fees

Hansen, Barnett & Maxwell. P.C. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2008 and 2009.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies, the Audit Committee charter provides that the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  No other significant compensation services were performed for us by Hansen, Barnett & Maxwell. P.C. during 2008 and 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Our financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1.   The following documents are furnished as exhibits to this Form 10-K. Exhibits marked with an asterisk are filed herewith.  The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

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
10.13
Employment Agreement dated March 20, 2008 between Global Clean Energy Holdings, Inc. and Bruce K. Nelson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2008, and incorporated herein by reference)

10.14
Exchange Agreement, effective April 18, 2008, by and between Global Clean Energy Holdings, Inc., on the one hand, and Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Monarch Pointe Fund, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2008, and incorporated herein by reference)

10.15
Amendment to Loan and Security Agreement, dated May 19, 2008, between Medical Discoveries, Inc. and Mercator Momentum Fund III, L.P. (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008, and incorporated herein by reference)

10.16
Stock Purchase Agreement, dated October 30, 2008, between the Global Clean Energy Holdings, Inc. and the four shareholders of Technology Alternatives Limited, a Belizean Company formed under the Laws of Belize (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2008, and incorporated herein by reference)

10.17
Limited Liability Company Agreement of GCE Mexico I, LLC, a Delaware Limited Liability Company, dated April 23, 2008 (filed on December 31, 2009, as Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and incorporated herein by reference)

10.18
Service Agreement, dated October 15, 2007, between the Company and Corporativo LODEMO S.A DE CV, a Mexican corporation (filed on December 31, 2009 as Exhibit 10.18 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and incorporated herein by reference)

10.19
Sale and Asset Purchase Agreement, dated November 16, 2009, between Global Clean Energy Holdings, Inc., MDI Oncology, Inc., and Curadis Gmbh (filed as an Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 20, 2009, and incorporated herein by reference)

10.20	Amendment to Employment Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and Richard Palmer*
10.21	Stock Option Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and Richard Palmer*
10.22	Securities Purchase Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and certain investors named therein (including certain exhibits thereto)*
10.23	Stock Purchase Agreement, dated March 30, 2010, between Global Clean Energy Holdings, Inc. and certain investors named therein*
14.1	Medical Discoveries, Inc. Code of Conduct
23	Consent of Hansen, Barnett & Maxwell. P.C.*
31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.
March 31, 2010	By:	/s/ RICHARD PALMER
Richard Palmer
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD PALMER	Chief Executive Officer	March 31, 2010
Richard Palmer	(Principal Executive Officer) and Director

/s/ BRUCE NELSON	Chief Financial Officer (Principal Accounting Officer)	March 31, 2010
Bruce Nelson

/s/ DAVID WALKER	Chairman, the Board of Directors	March 31, 2010
David Walker

/s/ MARK A. BERNSTEIN	Director	March 31, 2010
Mark A. Bernstein

Index to Financial Statements

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
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Global Clean Energy Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Clean Energy Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses from current operations, used a substantial amount of cash to maintain its operations and has a large working capital deficit. As discussed in Note B to the financial statements, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note A to the consolidated financial statements, effective January 1, 2009, the Company retrospectively changed its method of accounting for noncontrolling interests.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 31, 2010

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$833,584	$291,309
Accounts receivable	146,730	-
Other current assets	131,741	131,715
Total Current Assets	1,112,055	423,024

PROPERTY AND EQUIPMENT
Land	2,079,914	2,051,282
Plantation development costs	3,633,288	2,117,061
Plantation equipment	805,719	509,037
Office equipment	33,478	10,993
	6,552,399	4,688,373
Less accumulated depreciation	(110,910)	(22,296)
	6,441,489	4,666,077

OTHER ASSETS	2,691	2,691

TOTAL ASSETS	$7,556,235	$5,091,792

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,117,573	$1,890,999
Accrued payroll and payroll taxes	1,491,385	1,158,808
Accrued interest payable	853,811	522,097
Accrued return on noncontrolling interest	610,870	138,014
Promissory notes	509,232	460,000
Notes payable to shareholders	321,502	56,000
Convertible notes payable	193,200	193,200
Research and development obligation	-	2,607,945
Total Current Liabilities	6,097,573	7,027,063

MORTGAGE NOTE PAYABLE	2,051,282	2,051,282

DEFICIT
Global Clean Energy Holdings, Inc. deficit
Preferred stock - no par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued or subscribed
(aggregate liquidation preference of $1,300,000)	1,290,735	1,290,735
Common stock, no par value; 500,000,000 shares authorized;
236,919,079 and 224,813,819 shares issued and outstanding, respectively	17,881,147	17,634,474
Additional paid-in capital	4,063,957	3,672,724
Accumulated deficit	(26,308,143)	(28,546,508)
Accumulated other comprehensive loss	(6,108)	-
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(3,078,412)	(5,948,575)
Noncontrolling interests	2,485,792	1,962,022
Total deficit	(592,620)	(3,986,553)

TOTAL LIABILITIES AND DEFICIT	$7,556,235	$5,091,792

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2009	2008

Revenue	$373,060	$-

Operating Expenses
General and administrative	1,516,395	1,828,727
Plantation operating costs	738,759	-

	2,255,154	1,828,727

Loss from Operations	(1,882,094)	(1,828,727)

Other Income (Expenses)
Unrealized gain on financial instrument	-	5,469
Interest income	41	4,310
Interest expense	(334,313)	(234,470)
Interest expense from amortization of discount
on secured promissory note	-	(36,369)
Foreign currency transaction adjustments	(9,830)	-

Total Other Income (Expenses)	(344,102)	(261,060)

Loss from Continuing Operations	(2,226,196)	(2,089,787)

Income from Discontinued Operations (including
gain on disposal of SaveCream assets of $3,298,511
in 2009)	3,167,098	67,110

Net Income (Loss)	940,902	(2,022,677)

Net loss attributable to the noncontrolling interest	1,297,463	315,115

Net Income (Loss) attributable to Global Clean
Energy Holdings, Inc.	$2,238,365	$(1,707,562)

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Loss from Continuing Operations	$(928,733)	$(1,774,672)
Income from Discontinued Operations	3,167,098	67,110
Net Income (Loss)	$2,238,365	$(1,707,562)

Basic and Diluted Loss per Common Share:
Loss from Continuing Operations	$(0.004)	$(0.009)
Income from Discontinued Operations	$0.014	$0.001

Net Income (Loss)	$0.010	$(0.008)

Basic and Diluted Weighted-Average Common
Shares Outstanding	231,326,107	207,895,116

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
For the Years Ended December 31, 2008 and 2009

									Accumulated
	Preferred Stock						Additional		Other	Non-
	Series A		Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2007	28,928	$514,612	13,000	$1,290,735	174,838,967	$16,526,570	$1,472,598	$(26,838,946)	$-	$-	$(7,034,431)

Reclassification of financial
instrument to equity	-	-	-	-	-	-	2,161,045	-	-	-	2,161,045
Contributions from preferred
members of GCE Mexico I, LLC	-	-	-	-	-	-	-	-	-	2,415,151	2,415,151
Exchange of Series A preferred stock
for common stock	(28,928)	(514,612)	-	-	28,927,000	514,612	-	-	-	-	-
Issuance of common stock for cash
at $0.036 per share	-	-	-	-	2,777,778	100,000	-	-	-	-	100,000
Issuance of warrants in satisfaction
of accounts payable and
amendment of note payable	-	-	-	-	-	-	160,934	-	-	-	160,934
Share-based compensation from
issuance of options	-	-	-	-	-	-	184,146	-	-	-	184,146
Amortization of share-based
compensation for common stock
held in escrow	-	-	-	-	-	-	187,293	-	-	-	187,293
Release of escrowed shares upon
satisfaction of underlying milestones	-	-	-	-	18,270,074	493,292	(493,292)	-	-	-	-
Accrual of preferential return for the
noncontrolling interests	-	-	-	-	-	-	-	-	-	(138,014)	(138,014)
Net loss for the year ended
December 31, 2008	-	-	-	-	-	-	-	(1,707,562)	-	(315,115)	(2,022,677)

Balance at December 31, 2008	-	-	13,000	1,290,735	224,813,819	17,634,474	3,672,724	(28,546,508)	-	1,962,022	(3,986,553)

Contributions from preferred
members of GCE Mexico I, LLC	-	-	-	-	-	-	-	-	-	2,780,177	2,780,177
Shares issued for acquisition of
Technology Alternative, Ltd,
$0.02 per share	-	-	-	-	8,952,757	179,055	-	-	-	-	179,055
Issuance of common stock for cash
at $0.02 per share	-	-	-	-	2,500,000	50,000	-	-	-	-	50,000
Share-based compensation from
issuance of options and
compensation-based warrants	-	-	-	-	-	-	366,459	-	-	-	366,459
Amortization of share-based
compensation for common stock
held in escrow	-	-	-	-	-	-	42,392	-	-	-	42,392
Release of escrowed shares upon
satisfaction of underlying milestones	-	-	-	-	652,503	17,618	(17,618)	-	-	-	-
Accrual of preferential return for the
noncontrolling interests	-	-	-	-	-	-	-	-	-	(472,856)	(472,856)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(6,108)	(486,088)	(492,196)
Net income (loss) for the year ended
December 31, 2009	-	-	-	-	-	-	-	2,238,365	-	(1,297,463)	940,902

Balance at December 31, 2009	-	$-	13,000	$1,290,735	236,919,079	$17,881,147	$4,063,957	$(26,308,143)	$(6,108)	$2,485,792	$(592,620)

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$940,902	$(2,022,677)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Foreign currency transaction loss (gain)	184,853	(107,369)
Share-based compensation	408,851	371,439
Depreciation	50,347	1,365
Gain on disposal of SaveCream assets	(3,298,511)	-
Unrealized gain on financial instrument	-	(5,469)
Interest expense from amortization of discount on secured
promissory note	-	36,369
Changes in operating assets and liabilities
Accounts receivable	(146,730)	-
Other current assets	(12,169)	(80,642)
Accounts payable and accrued expenses	646,828	802,314
Net Cash Used in Operating Activities	(1,225,629)	(1,004,670)
Cash Flows From Investing Activities
Plantation development costs	(1,289,294)	(1,787,916)
Purchase of property and equipment	(264,603)	(518,903)
Proceeds from disposal of assets	12,847	-
Change in deposits	-	(2,691)
Proceeds from disposal of SaveCream assets	500,745	-
Cash acquired in acquisition of Technology Alternatives, Limited	2,532	-
Net Cash Used in Investing Activities	(1,037,773)	(2,309,510)
Cash Flows From Financing Activities
Proceeds from issuance of common and preferred stock for cash	50,000	175,000
Contributions from preferred members of GCE Mexico I, LLC	2,780,177	2,415,151
Proceeds from notes payable and related warrants	50,554	260,000
Payments on notes payable	-	(50,000)
Net Cash Provided by Financing Activities	2,880,731	2,800,151
Effect of exchange rate changes on cash	(75,054)	-
Net Increase (Decrease) in Cash and Cash Equivalents	542,275	(514,029)
Cash and Cash Equivalents at Beginning of Year	291,309	805,338
Cash and Cash Equivalents at End of Year	$833,584	$291,309

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$837	$13,024
Noncash Investing and Financing Activities:
Reclassification of financial instrument to permanent equity	$-	$2,161,045
Acquisition of land in exchange for mortgage note payable	-	2,051,282
Exchange of Series A preferred stock for common stock	-	514,612
Release of common stock held in escrow	17,618	493,292
Issuance of warrants in satisfaction of accounts payable	-	124,565
Accrual of return on noncontrolling interest	472,856	138,014
Plantation costs financed by accounts payable	204,085	-
Equipment depreciation capitalized to plantation development costs	37,610	20,638
Issuance of common stock for net assets of
Technology Alternatives, Limited	179,055	-
Assumption of research and development agreement and of accounts
payable in conjunction with the disposal of SaveCream assets	2,779,856	-

See Notes to Consolidated Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

History

Medical Discoveries, Inc. was incorporated under the laws of the State of Utah on November 20, 1991. Effective as of August 6, 1992, the Company merged with and into WPI Pharmaceutical, Inc., a Utah corporation (“WPI”), pursuant to which WPI was the surviving corporation. Pursuant to the MDI-WPI merger, the name of the surviving corporation was changed to Medical Discoveries, Inc. (“MDI”).  MDI’s initial purpose was the research and development of an anti-infection drug.  In 2005, MDI acquired the assets and business associated with the SaveCream technology and carried on the research and development of this drug candidate.  As discussed in Note K, MDI made the decision in 2007 to discontinue further development of its drug candidates and sell the technologies.

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

Effective April 23, 2008, the Company entered into a limited liability company agreement to form GCE Mexico I, LLC (GCE Mexico) along with six unaffiliated investors.  The Company owns 50% of the common membership interest of GCE Mexico and five of the unaffiliated investors own the other 50% of the common membership interest.  Additionally, a total of 1,000 preferred membership units were issued to two of the unaffiliated investors.  GCE Mexico owns a 99% interest in Asideros Globales Corporativo, (Asideros) an entity organized under the laws of Mexico, and the Company owns the remaining 1% directly.  GCE Mexico was organized primarily to, among other things, acquire land in Mexico through subsidiaries for the cultivation of the Jatropha plant.

On July 2, 2009, the Company acquired 100% of the equity interests of Technology Alternatives, Limited (TAL), which has developed a farm in Belize for cultivation of the Jatropha plant.  TAL has also developed a nursery capable of producing Jatropha seedlings and rooted cuttings, and provides technical advisory services for the propagation of the Jatropha plant.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., its subsidiaries, and the variable interest entities of GCE Mexico and Asideros. All significant intercompany transactions have been eliminated in consolidation.

Generally accepted accounting principles related to the consolidation of variable interest entities require that if an entity is the primary beneficiary of a variable interest entity (VIE), the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements.  Global Clean Energy Holdings, Inc. considers itself to be the primary beneficiary of GCE Mexico and Asideros, and accordingly, has consolidated these entities since April 2008, with the equity interests of the unaffiliated investors in GCE Mexico presented as Noncontrolling Interests in the accompanying consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Development Stage

During the fourth quarter of 2009, the Company ceased being a development stage enterprise because its planned principal operations commenced and the Company has began generating revenue from its planned operations.  All previous financial statements of the Company had been prepared as a development-stage company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments maturing in three months or less to be cash equivalents.

Concentration of Credit Risk

At December 31, 2009, the Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents on deposit in excess of federally-insured limits in the aggregate amount of approximately $78,000 for bank deposits in the United States and of approximately $160,000 for bank deposits in Mexico.  The Company has maintained its cash balances at what management considers to be high credit-quality financial institutions.

Property and Equipment

As described in Note D, substantially all property and equipment relate to plantation costs and related equipment to cultivate the Jatropha Curcas plant.  Property and equipment are stated at cost.  Depreciation of office equipment is computed using the straight-line method over estimated useful lives of 3 to 5 years.  Plantation equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years.  Depreciation of plantation equipment has been capitalized as part of plantation development costs through the date that the plantation becomes commercially productive.  Plantation development costs have been accumulated in the balance sheet during the development period and are being accounted for in accordance with generally accepted accounting principles for agricultural producers and agricultural cooperatives.  The initial plantations were deemed to be commercially productive on October 1, 2009, at which date the Company commenced the depreciation of plantation development costs over estimated useful lives of 10 to 35 years, depending on the nature of the development.  Developments and other improvements with indefinite lives are capitalized and not depreciated.  Other developments that have a limited life and intermediate-life plants that have growth and production cycles of more than one year are depreciated over their respective lives once they are placed in service.  Land, plantation development costs, and plantation equipment are located in Mexico and in Belize.

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

In accordance with generally accepted accounting principles for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.  Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of general and administrative expense.

Revenue Recognition

Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured; and title and the risks and rewards of ownership have transferred to the buyer.

Research and Development

Prior to the discontinuation of its bio-pharmaceutical business as discussed in Note K, research and development had been the principal function of the Company. Research and development costs are charged to expense when incurred.  For the period of time prior to the discontinuation of its bio-pharmaceutical business, research and development costs are included in loss from discontinued operations.

Foreign Currency

The Company has current operations located in the United States, Mexico and Belize.  During the quarter ended December 31, 2009, the Company changed its functional currency for certain assets located in Mexico from the U.S. dollar to the Mexican peso.  For these foreign operations, the functional currency is the local country’s currency.  Consequently, revenues and expenses of operations outside the United States of America are translated into U.S. dollars using weighted average exchange rates, while assets and liabilities of operations outside the United States of America are translated into U.S. dollars using exchange rates at the balance sheet date.  The effects of foreign currency translation adjustments are included in the deficit as a component of accumulated other comprehensive loss in the accompanying consolidated financial statements.  Foreign currency transaction adjustments are included in other income (expense) in the Company’s results of operations.

Certain foreign currency transactions related to the discontinued bio-pharmaceutical business are primarily undertaken in Euros. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income or loss. Consequently, certain foreign currency gains and losses have been included in income from discontinued operations.

The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for the various notes payable and the mortgage note payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include a) those assumed in determining the valuation of common stock, warrants, and stock options, b) estimated useful lives of plantation equipment and plantation development costs, and c) undiscounted future cash flows for purpose of evaluating possible impairment of long-term assets. It is at least reasonably possible that the significant estimates used will change within the next year.

Basic and Diluted Loss per Share

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year.  Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, common stock held in escrow, stock options and stock warrants have not been included in the income or loss per common share for 2009 and 2008 as they are anti-dilutive in relation to the calculation of loss per common share from continuing operations. The potentially issuable common shares as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Convertible notes	128,671	128,671
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	29,742,552	29,742,552
Compensation-based stock options and warrants	61,209,083	52,159,083
Common stock held in escrow	-	4,567,519
	102,898,487	98,416,006

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

Subsequent Events

The Company has evaluated subsequent events through March 31, 2010, the date these consolidated financial statements were issued.  See Note L to these consolidated financial statements for a description of events occurring subsequent to December 31, 2009.

Recently Issued Accounting Statements

In November 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance that establishes accounting and reporting requirements for noncontrolling interests in consolidated financial statements. The guidance requires noncontrolling interests (previously referred to as minority interests) to be separately reported in the equity section of an entity’s consolidated balance sheet. The guidance establishes accounting and reporting standards for (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interests, (iii) changes in a parent’s ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, it establishes disclosure requirements, including new financial statement captions that clearly distinguish between controlling and noncontrolling interests. These include a separate presentation of net income attributable to controlling and noncontrolling interests. The new accounting guidance requires the retrospective application of the new financial statement captions. We have applied the new guidance since January 1, 2009.  See Note C, GCE Mexico I, LLC and Asideros Globales Corporativo, for further details on the Company’s noncontrolling interests.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued changes to the accounting for variable interest entities.  These changes require a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and require ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. These changes are effective for annual reporting periods beginning after November 15, 2009. These changes are not expected to have a material impact on the Company’s current consolidated financial statements.  However, these changes could impact the accounting for controlling financial interests in a VIE that the Company currently includes in its consolidated financial statements or that the Company may acquire in the future.

In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. This standard addresses the unit of accounting for arrangements involving multiple deliverables and removes the previous separation criteria that objective and reliable evidence of fair value of any undelivered item must exist for the delivered item to be considered a separate unit of accounting. This standard also addresses how the arrangement consideration should be allocated to each deliverable. Finally, this standard expands disclosures related to multiple element revenue arrangements. This standard is effective for the Company beginning January 1, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE B — BASIS OF PRESENTATION AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a loss from continuing operations applicable to its common shareholders of $928,733 during the year ended December 31, 2009, and has an accumulated deficit applicable to its common shareholders of $26,308,143.  The Company also used cash in operating activities of $1,225,629 during the year ended December 31, 2009.  At December 31, 2009, the Company has negative working capital of $4,985,518 and a stockholders’ deficit applicable to its shareholders of $3,078,412.  Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of seed oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the new business model.  In order to fund its new operations, the Company initially sold Series B preferred stock during the quarter ended December 31, 2007 in the amount of $1,300,000, has issued a secured promissory note under which the Company has borrowings of $475,000 as of December 31, 2009, has received $5,195,328 in capital contributions from the preferred membership interest in GCE Mexico I, LLC, and has issued a mortgage in the amount of $2,051,282 for the acquisition of land .  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — JATROPHA BUSINESS VENTURE

Having determined to discontinue its bio-pharmaceutical operations and dispose of the related assets, the Company considered entering into a number of other businesses that would enable it to be able to provide the shareholders with future value.  The Company’s Board of Directors decided to develop a business to produce and sell seed oils, including seed oils harvested from the planting and cultivation of the Jatropha curcas plant, for the purpose of providing feedstock oil intended for the generation of methyl ester, otherwise known as bio-diesel (the “Jatropha Business”).  The Company’s Board concluded that there was a significant opportunity to participate in the rapidly growing biofuels industry, which previously was mainly driven by high priced, edible oil-based feedstock.  In order to commence its new Jatropha Business, the Company entered into various transactions during September and October of 2007, including: (i) hired Richard Palmer, an energy consultant, and a member of Global Clean Energy Holdings LLC (“Global”) to act as its new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide it with consulting services related to the development of the Jatropha Business, (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel from Global, and (iv) engaged Corporativo LODEMO S.A DE CV to assist with the development of the Jatropha Business in Mexico.  Subsequent to entering into these transactions, the Company identified certain real property in Mexico it believed to be suitable for cultivating the Jatropha plant.  During April 2008, the Company and six unaffiliated investors formed GCE Mexico I, LLC (GCE Mexico) and Asideros Globales Corporativo (Asideros), a Mexican corporation.  Asideros acquired the land in Mexico for the cultivation of the Jatropha plant.  In July 2009, the Company acquired Technology Alternatives Limited (TAL), which has developed a farm in Belize for cultivation of the Jatropha plant and provides technical advisory services for the propagation of the Jatropha plant.  All of these transactions are described in further detail in the remainder of this note to the consolidated financial statements.

Share Exchange Agreement

The Company entered into a share exchange agreement (the Global Agreement) pursuant to which the Company acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, a Delaware limited liability company (Global), on September 7, 2007 from Mobius Risk Group, LLC (Mobius) and from Richard Palmer (Mr. Palmer).  Mr. Palmer owns a 13.33% equity interest in Mobius and, as described further in this Note, became the Company’s new President and Chief Operating Officer in September 2007 and its Chief Executive Officer in December 2007.  Mobius and Mr. Palmer are considered related parties to the Company.  Global was an entity that had certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant, for the purpose of providing feedstock oil intended for the production of bio-diesel.  Under the Global Agreement, the Company issued 63,945,257 shares of its common stock for all of the issued and outstanding membership interests of Global.  Of the 63,945,257 shares issued under the Global Agreement, 36,540,146 shares were issued and delivered at the closing of the Global Agreement without any restrictions.  The remaining 27,405,111 shares of common stock were, however, held in escrow by the Company, subject to forfeiture in the event that certain specified performance and market-related milestones were not achieved.  Upon the satisfaction, from time to time, of the operational and market capitalization condition milestones, the restricted shares would be released by the Company from escrow and delivered to the buyers in accordance with the terms and conditions of the Global Agreement.  In the event that all of the milestone conditions were not achieved, the restricted shares that had not been released from escrow would be cancelled by the Company and thereafter cease to be outstanding.

Of the restricted shares issued under the Global Agreement, 13,702,556 shares were to be released from escrow if and when i) certain land lease agreements suitable for the planting and cultivation of Jatropha curcas were executed and ii) certain operation management agreements with a third-party land and operations management company with respect to the management, planting and cultivation of Jatropha curcas were executed.  These restricted shares were to be held in escrow subject to the satisfaction of these milestones, at which time such shares would be released from escrow and delivered to the sellers.  The Company has accounted for these potentially issuable shares as share-based compensation for shares of common stock that contain a performance or service condition.  The Company has determined the value of these shares to be $369,969, or $0.027 per share, and amortized this compensation over four months, the period of time in which the satisfaction of the operational milestones was expected to be fulfilled that would result in the release of the 13,702,556 shares from escrow.  For accounting purposes, shares held in escrow are not considered outstanding, but are deemed to be potential dilutive shares for loss per share calculations.  During the year ended December 31, 2008, the Company amortized and recognized $21,581 of share-based compensation related to these shares.  With the acquisition of the land for the Jatropha Farm in April 2008, the operational milestones were satisfied under the Global Agreement.  Consequently, 13,702,556 shares of common stock being held in escrow have been released to the former owners of Global Clean Energy Holdings, LLC.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining 13,702,555 restricted shares issued under the Global Agreement were to be released from escrow upon satisfaction of certain market capitalization levels (based on the number of outstanding shares at the average closing price of the previous sixty trading days) and average daily trading volume (for the previous sixty trading days).  These potentially issuable shares were to be released in three equal tranches, subject to the satisfaction of the related milestones, at which time such shares were to be released from escrow and delivered to the sellers.  On November 30, 2007, the first of these milestones was met and 4,567,518 shares were released from escrow and delivered to the sellers.  During May 2008, the second market-related milestones under the Global Agreement were satisfied, which resulted in the release of an additional 4,567,518 shares of common stock being held in escrow.  During 2009, 652,503 shares of the remaining shares of common stock held in escrow were released upon the approval of the board of directors and the balance of 3,915,016 shares held in escrow were forfeited and returned to the Company for cancelation for failure to meet the remaining milestones by September 7, 2009, the deadline for achieving the milestones.  The Company accounted for these potentially issuable shares as share-based compensation, for shares of common stock that contain a market condition.  The Company determined the value of these shares to be $369,969, or $0.027 per share, and amortized this compensation over the periods of time in which the satisfaction of each of the three market capitalization and trading volume milestones were expected to be fulfilled. The Company originally estimated these time periods to be approximately three months for the first tranche of stock and two years for the second and third tranches.  For accounting purposes, shares held in escrow are not considered outstanding, but are deemed to be potential dilutive shares for loss per share calculations.  During the years ended December 31, 2009 and 2008, the Company amortized and recognized $42,392 and $165,712, respectively, of share-based compensation related to these shares.

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

The original term of the agreement was twelve months.  The scope of work under the agreement was completed in August 2008 and the agreement was terminated.  Mobius supervised the hiring of certain staff to serve in management and operations roles of the Company, or hired such persons to provide similar services as independent contractors.  Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000.  The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided.  The agreement contained customary confidentiality provisions with respect to any confidential information disclosed to Mobius or which Mobius received while providing services under the agreement.  Under this agreement, the Company has paid Mobius or accrued $437,279 during the year ended December 31, 2008, of which $42,155 was expensed as compensation to Mobius and $395,124 was capitalized as plantation development costs.  The Company owed Mobius $322,897 for accrued, but unpaid, compensation and costs as of December 31, 2009 and as of December 31, 2008.  The Company disputes the total of these charges and is in discussions with Mobius to resolve this liability.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
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

Under the supervision of the Company’s management, the LODEMO Group was responsible for the establishment, development, and day-to-day operations of the Jatropha Business in Mexico, including the extraction of the oil from the Jatropha seeds, the delivery of the Jatropha oil to buyers, the purchase or lease of land in Mexico, the establishment and operation of one or more Jatropha nurseries, the clearing, planting and cultivation of the Jatropha fields, the harvesting of the Jatropha seeds, the operation of the Company’s oil extraction facilities, and the logistics associated with the foregoing.  The LODEMO Group was responsible for identifying and acquiring the farmland. However, ownership of the farmland or any lease thereto is held directly by the Company or by a Mexican subsidiary of the Company.  The LODEMO Group was responsible for hiring and the initial management of all necessary employees.  All direct and budgeted costs of the Jatropha Business in Mexico were to be borne by the Company or by its Mexican subsidiary or joint venture.

The LODEMO Group provided the foregoing and other necessary services for a fee primarily based on the number of hectares of Jatropha under cultivation.  The Company had agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement has a 20-year term but may be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of work previously performed by LODEMO was reduced and modified based upon certain labor functions being provided internally by the Company and by Asideros, the Company’s Mexican subsidiary, on a go-forward basis.  Under this agreement, the Company has paid the LODEMO Group or accrued $624,329 and $1,089,554 during the years ended December 31, 2009 and 2008, respectively, all of which was capitalized as plantation development costs.  During the year ended December 31, 2008, the Company issued warrants to acquire 2,076,083 shares of common stock to the LODEMO Group and an affiliated entity in satisfaction of accounts payable in the amount of $124,565.  As of December 31, 2009, the Company owed the LODEMO Group $204,085 for accrued, but unpaid, compensation and costs.  As of December 31, 2008, the Company had prepaid $98,159 of plantation development costs to the LODEMO Group.

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

In addition, two of the Investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico in installments and as required, to fund the development and operations of the Jatropha Farm.  The preferred members have made capital contributions of $2,780,177 and $2,415,151 during the years ended December 31, 2009 and 2008, respectively, totaling contributions of $5,195,328 received by GCE Mexico from these Investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the Investors, as requested by management and as required by the operation in 2010 and the following years.  These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest.  The preferential return totaled $472,856 and $138,014 during the years ended December 31, 2009 and 2008, respectively.

The two investors holding preferred membership units also directly funded the purchase of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282.  The land was acquired in the name of Asideros and Asideros issued a mortgage in the amount of $2,051,282 in favor of these two investors.  These funds bear interest at the rate of 12% per annum, payable quarterly.  The Board has directed that this interest shall continue to accrue until such time as the Board determines that there is sufficient cash flow to pay all accrued interest.  The entire mortgage, including any unpaid interest, is due April 23, 2018.

The net income or loss of Asideros is allocated to its shareholders based on their respective equity ownership, which is 99% to GCE Mexico and 1% directly to the Company.  GCE Mexico has no operations separate from its investment in Asideros.  According to the LLC Agreement of GCE Mexico, the net loss of GCE Mexico is allocated to its members according to their respective investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The noncontrolling interest presented in the accompanying consolidated balance sheet includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and excludes any common membership interest in GCE Mexico held by the Company.

Technology Alternatives, Limited

On October 29, 2008, the Company entered into a stock purchase agreement with the  shareholders of Technology Alternatives, Limited (TAL), a company formed under the laws of Belize in Central America.  Subsequently, the terms and conditions of the stock purchase agreement were modified prior to closing.  The closing was primarily delayed to allow TAL to complete all required conditions for the closing.  On July 2, 2009, all closing requirements were completed and the Company consummated the stock purchase agreement by issuing 8,952,757 shares of its common stock in exchange for 100% of the equity interests of TAL.  TAL owns approximately 400 acres of land and has developed a Jatropha farm in stages over the last three years for the cultivation of the Jatropha plant.  TAL has also developed a nursery capable of producing Jatropha seeds, seedlings and rooted cuttings.  During 2009, TAL has commenced selling seeds, principally to GCE Mexico.  TAL also provides technical advisory services for the propagation of the Jatropha plant.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the closing date, the common stock issued to acquire TAL was valued at $179,055, or $0.02 per share.  The Company’s evaluation of the fair value of net assets acquired consists of the following:

Assets:
Cash	$2,532
Land	485,724
Plantation development costs	81,189
Plantation equipment	61,543
Office equipment	2,246

Total Assets	633,234

Liabilities:
Accounts payable	26,434
Accrued compensation	30,629
Payable to Global Clean Energy	129,080
Notes payable to shareholders	268,036

Total Liabilities	454,179

Net assets acquired	$179,055

In connection with the acquisition, certain payables to the former shareholders of TAL were renegotiated and converted into promissory notes in the aggregate principal amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009 and US $265,502 based on exchange rates in effect at December 31, 2009).  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were originally due on December 29, 2009, but the due date has been extended to June 28, 2010.  TAL and/or the Company may prepay the notes at any time without penalty, and the Company is required to prepay the notes if and when it receives future funding in an amount that, in the Company’s reasonable discretion, is sufficient to permit the prepayment of the notes without adversely affecting the Company’s operations or financial condition.

Since TAL has been developing its plantation since its inception, its revenues and results of operations have not been significant.  Accordingly, supplemental pro forma information of combined revenue and results of operations have not been presented.

Engagement of Investment Banking Firm

On June 29, 2009, the Company engaged the services of Mercanti Securities, LLC, (“Mercanti”), to assist in the raising of additional capital on a joint venture basis. These funds will be used to establish additional Jatropha farms primarily on the Yucatan peninsula in Mexico. As compensation for this engagement, Mercanti or its designate were granted five year warrants to purchase 7,700,000 common shares of the Company at $ 0.0325 per share. Subsequently, on October 29, 2009, the Company canceled this warrant and reissued warrants to purchase an aggregate of 7,700,000 common shares of the Company with terms identical to the original warrant, except that the name of the warrant holders were changed and the expiration date was extended to October 29, 2014.  In addition, Mercanti would receive a cash success fee equal to 7.5% of the aggregate gross proceeds of any equity placement and an additional 7.5% of the aggregate gross proceeds of any equity placement payable in warrants.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2009 and 2008 are as follows:

	December 31,	December 31,
	2009	2008

Land	$2,079,914	$2,051,282
Plantation development costs	3,633,288	2,117,061
Plantation equipment	805,719	509,037
Office equipment	33,478	10,993

Total cost	6,552,399	4,688,373
Less accumulated depreciation	(110,910)	(22,296)

Property and equipment, net	$6,441,489	$4,666,077

Commencing in June 2008, Asideros purchased certain equipment for purposes of rapidly clearing the land, preparing the land for planting, and actually planting the Jatropha trees.  The Company has capitalized farming equipment and costs related to the development of land for farm use in accordance with generally accepted accounting principles for accounting by agricultural producers and agricultural cooperatives.  Plantation equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years and has been capitalized as part of plantation development costs through the date that the plantation becomes commercially productive.  The initial plantations were deemed to be commercially productive on October 1, 2009, at which date the Company commenced the depreciation of plantation development costs over estimated useful lives of 10 to 35 years, depending on the nature of the development.  Developments and other improvements with indefinite lives are capitalized and not depreciated.  Other developments that have a limited life and intermediate-life plants that have growth and production cycles of more than one year are being depreciated over their useful lives once they are placed in service.  The land, plantation development costs, and plantation equipment are located in Mexico and in Belize.

NOTE E – ACCRUED PAYROLL AND PAYROLL TAXES

A substantial portion of accrued payroll and payroll taxes relates to unpaid compensation for officers and directors that are no longer affiliated with the Company.  Accrued payroll taxes will become due upon payment of the related accrued compensation.  Accrued payroll and payroll taxes are composed of the following:

	December 31,	December 31,
	2009	2008

Former Chief Executive Officer, resigned 2007, including
$500,000 under the Release and Settlement Agreement	$570,949	$570,949
Other former officers and directors	311,200	311,200
Accrued payroll taxes on accrued compensation to
former officers and directors	38,510	38,510
Accrued payroll, vacation, and related payroll taxes
for current officers	570,726	238,149

Accrued payroll and payroll taxes	$1,491,385	$1,158,808

On August 31, 2007, the Company entered into a Release and Settlement Agreement with Judy Robinett, the Company’s then-current Chief Executive Officer.  Under the agreement, Ms. Robinett agreed to, among other things, assist the Company in the sale of its legacy assets to Eucodis Pharmaceuticals Forschungs and Entwicklungs GmbH (Eucodis) and complete the preparation and filing of the delinquent reports to the Securities and Exchange Commission.  Under the agreement, Ms. Robinett agreed to (i) forgive her potential right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share.  In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the stock options, and settlement of other issues, the Company agreed, among other things, to pay Ms. Robinett $500,000 upon the receipt of the cash payment from Eucodis.  Pursuant to this agreement, Ms. Robinett resigned on December 21, 2007.  Despite the Company’s efforts, the sale to Eucodis was never completed and Eucodis has since ceased operations.  Accordingly, the conditions precedent to make the $500,000 payment from the Eucodis proceeds described above have not been fulfilled, i.e., the Company’s sale of the SaveCream Assets to Eucodis did not occur.  Furthermore, as indicated in Note K to these consolidated financial statements, the Company subsequently sold the SaveCream Assets to an unaffiliated third party on November 16, 2009.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — DEBT

Promissory Notes

Mercator Momentum Fund III

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

Pursuant to the loan agreement, Mercator made available to the Company a secured term credit facility in principal amount of $1,000,000.  The promissory note initially was due and payable on December 14, 2007.  As of December 13, 2007, the Company owed Mercator $250,000 under the loan.  Mercator agreed to extend the maturity date of the $250,000 to February 21, 2008.  In March, 2008, the loan was paid down to $200,000 and the maturity date was extended to June 21, 2008.  In May 2008, the Company and Mercator entered into an amendment to the loan agreement, whereby, Mercator loaned the Company an additional $250,000 increasing the outstanding balance to $450,000.  In connection with the amendment, the interest rate was reduced to 8.68% and the due date was extended to August 19, 2008.  Additionally, as part of the amendment, the Company issued Mercator a two-year warrant to purchase 581,395 shares of common stock at $0.129 per share.  For the consideration of increasing the note by $10,000, the maturity date was further extended to January 13, 2009.  Late in 2008, Mercator was dissolved and the promissory note was distributed to the former limited partners of Mercator.  Early in 2009, the note holders agreed to extend the due date of the note to July 2009 in exchange for increasing the principal balance of the note by $15,000 and increasing the interest rate by 2%.  This note has been further extended under the same terms until January 31, 2010.  At December 31, 2009, the principal balance of the note is $475,000 and the note bears interest at 10.68%.  As more fully disclosed in Note L to these consolidated financial statements, this note plus $81,909 of accrued interest was paid off in March 2010 from the proceeds of newly-issued convertible promissory notes and common stock warrants.

The proceeds of $250,000 resulting from the amendment of the loan agreement in May 2008 have been allocated between the promissory note and the warrant based on the relative fair value of each instrument.  The fair value of the warrant was estimated on the date of issuance using the Black-Scholes option pricing model.  The assumptions used for valuing the warrant were risk-free interest rate of 2.4%, volatility of 168%, expected life of 2.0 years, and dividend yield of zero.  The allocation resulted in a $36,369 discount to the promissory note, which has been amortized as additional interest over the period from May 19, 2008 through the original extended due date of August 19, 2008 under the amendment.

Bank Loan

In October 2009, a bank loaned TAL $67,800 Belize Dollars (US $35,554 based on exchange rates in effect on the date of the note).  The note bears interest at 13% per annum, is unsecured, and is due on demand.  The balance of the note at December 31, 2009 is $66,548 Belize Dollars (US $34,232 based on exchange rates in effect at December 31, 2009).

Notes Payable to Shareholders

The Company has notes payable to shareholders in the aggregate amount of $56,000 at December 31, 2009 and 2008.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $85,541 and $78,821 at December 31, 2009 and 2008, respectively.  Subsequent to December 31, 2009, one of the shareholders settled their debt in the principal amount of $25,000, plus accrued interest of approximately $39,000, for a cash payment of $1,000.

As more fully disclosed in Note C to these consolidated financial statements, the Company has promissory notes to the former shareholders of TAL in the amount of $516,139 Belize dollars (US $265,502 based on exchange rates in effect at December 31, 2009).  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were originally due on December 29, 2009, but the due date has been extended to June 28, 2010.

Convertible Notes Payable

The Company has convertible notes payable to certain individuals in the aggregate amount of $193,200 at December 31, 2009 and 2008.  The notes originated in 1996, bear interest at 12%, are unsecured, and are currently in default.  Each $1,000 note is convertible into 667 shares of the Company’s common stock.  Accrued interest on the convertible notes totaled $271,983 and $248,799 at December 31, 2009 and 2008, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — STOCKHOLDERS’ EQUITY

Common Stock

On November 13, 2008, the Company entered into stock purchase agreements with certain individuals for the issuance of 2,777,778 shares of common stock for $100,000, or $0.036 per share.

During May 2009, the Company issued 2,500,000 shares of stock to two individuals for $50,000, or $0.02 per share.

Additionally, as further described in Note C to these consolidated financial statements, in July 2009 the Company issued 8,952,757 shares of its common stock in exchange for 100% of the equity interests of Technology Alternatives, Limited.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The conversion feature of the Series A Convertible Preferred Stock had more of the attributes of an equity instrument than of a liability instrument, and thus was not considered a derivative.  However, at the time of issuance, the Company was unable to guarantee that there would be enough shares of stock to settle other “freestanding instruments.”  Accordingly, all of the warrants attached to the convertible preferred stock were measured at their fair value and recorded as a liability in the financial statements.  For these same reasons, all other warrants and options outstanding on March 11, 2005 or issued during the remainder of 2005 and through 2007 (except for stock options issued to employees) were measured at their fair value and recorded as an additional liability in the financial statements.

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

Effective April 18, 2008, the Company entered into an exchange agreement (the Exchange Agreement) with Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Monarch Pointe Fund, Ltd. (collectively, the MAG Funds), comprising all of the holders of the Company’s Series A Convertible Preferred Stock (the Series A Stock).  Pursuant to the Exchange Agreement, the MAG Funds agreed to exchange 28,928 shares of the Series A Stock, constituting all of the issued and outstanding shares of the Series A Stock, for an aggregate of 28,927,000 shares of the Company’s common stock. The exchange ratio was determined by dividing the $100 purchase price of the preferred shares by $0.10 per share of common stock.

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

The Series B Shares may, at the option of each holder, be converted at any time or from time to time into shares of the Company’s common stock at the conversion price then in effect.  The number of shares into which one Series B Share shall be convertible is determined by dividing $100 per share by the conversion price then in effect.  The initial conversion price per share for the Series B Shares is $0.11, which is subject to adjustment for certain events, including stock splits, stock dividends, combinations, or other recapitalizations affecting the Series B Shares.

Each holder of Series B Shares is entitled to the number of votes equal to the number of shares of the Company’s common stock into which the Series B Shares could be converted on the record date for such vote, and has voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock. In the event of the Company’s dissolution or winding up, each share of the Series B Shares is entitled to be paid an amount equal to $100 (plus any declared and unpaid dividends) out of the assets of the Company then available for distribution to shareholders.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No dividends are required to be paid to holders of the Series B shares.  However, the Company may not declare, pay or set aside any dividends on shares of any class or series of the Company’s capital stock (other than dividends on shares of our common stock payable in shares of common stock) unless the holders of the Series B shares shall first receive, or simultaneously receive, an equal dividend on each outstanding share of Series B shares.

NOTE H — INCOME TAXES

Income taxes are provided for temporary differences between financial and tax bases of assets and liabilities. The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2009 and 2008:

	2009	2008

Federal income tax (benefit) at statutory rate of 34%	$320,000	$(581,000)
State income tax (benefit), net of federal benefit	138,000	(102,000)
Foreign income tax benefit	17,000	-
Gain on sale of SaveCream assets	(1,096,000)	-
Losses allocated to preferred members of GCE Mexico	443,000	-
Unrealized gain on financial instrument	-	(2,000)
Foreign currency translation adjustment	70,000	(43,000)
Amortization of discount on notes payable	-	15,000
Share-based compensation, net	115,000	147,000
Expiration of operating loss and research credit carryforwards	813,000	511,000
Adjustment of operating loss carryforwards	951,000	-
Other differences	(1,000)	1,000
Change in valuation allowance	(1,770,000)	54,000

	$-	$-

The components of deferred tax assets and liabilities are as follows at December 31, 2009 and 2008, using a combined deferred income tax rate of 40%:

	2009	2008

Net operating loss carryforward	$7,524,000	$9,483,000
Share-based compensation	765,000	716,000
Accrued compensation	653,000	511,000
Other	(2,000)	-
Valuation allowance	(8,940,000)	(10,710,000)

Net deferred tax asset	$-	$-

Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

The Company has available net operating losses of approximately $18,800,000 which can be utilized to offset future earnings of the Company. The utilization of the net operating losses are dependent upon the tax laws in effect at the time such losses can be utilized. The loss carryforwards expire between the years 2010 and 2029. Should the Company experience a significant change of ownership, the utilization of net operating losses could be reduced.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and its wholly-owned U.S. subsidiaries file income tax returns in the U.S. Federal jurisdiction and, in the state of California.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2005.  The Company is no longer subject to examination by state tax authorities for tax years before and including December 31, 2004.  GCE Mexico and its 99%-owned subsidiary Asideros files a separate U.S. return of partnership income.  Currently, all consolidated losses of GCE Mexico are allocated to the preferred members of GCE Mexico.  The Company also files an income tax return in Belize related to the operations of TAL.

During the years ended December 31, 2009 and 2008, the Company did not recognize any interest and penalties.

NOTE I – EMPLOYMENT AGREEMENTS

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

Mr. Palmer’s compensation package includes an annual base salary of $250,000, subject to annual increases based on changes in the Consumer Price Index, and a bonus payment based on Mr. Palmer’s satisfaction of certain performance criteria established by the compensation committee of the Company’s Board of Directors.  The bonus amount in any fiscal year will not exceed 100% of Mr. Palmer’s base salary.  Mr. Palmer is eligible to participate in the Company’s employee stock option plan and other welfare plans.  The Company granted Mr. Palmer an incentive option to purchase up to 12,000,000 shares of its common stock at an exercise price of $0.03 per share (the trading price on the date the agreement was signed).  The vesting of these options was originally conditioned upon the achievement of certain market conditions, however, as further explained in Note J to these consolidated financial statements, the board of directors approved the vesting of these options in April 2009 prior to the achievement of the market conditions.  The option expires five years after grant.

If Mr. Palmer’s employment is terminated by the Company without “cause” or by Mr. Palmer for “good reason”, he will be entitled to severance payments including 100% of his then-current annual base salary, plus 50% of the target bonus for the fiscal year in which his employment is terminated.

The Company has accounted for the options under Mr. Palmer’s employment agreement as share-based compensation for options to purchase common stock that contain a market condition.  The Company valued these options at $264,000 using the Black-Scholes pricing model.  The Company amortized this compensation over the period of time in which the satisfaction of the market conditions was expected to be fulfilled.  In April 2009, all remaining unamortized compensation was recognized with the vesting of the options.  During the years ended December 31, 2009 and 2008, the Company amortized and recognized $146,348 and $88,000, respectively, of share-based compensation related to these options.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As more fully described in Note L to these consolidated financial statements, the employment agreement with Mr. Palmer was amended in March 2010 to provide for a two-year extension and the grant of options to acquire 12 million shares of the Company’s common stock.

Nelson Employment Agreement

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

The Company granted Mr. Nelson an option (the Initial Option) to acquire up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.05. The Initial Option vests in tranches of 500,000 shares after 90 days, nine months, fifteen months, and two years of the employment term. The Initial Option expires after 10 years.  The Company also granted Mr. Nelson an option (the Performance Option) to acquire up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.05, subject to the Company’s achievement of certain market capitalization goals. The Performance Option expires after five years.  As further explained in Note J to these consolidated financial statements, the board of directors approved the vesting of all unvested options in April 2009.

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

The Company has accounted for the options under Mr. Nelson’s employment agreement as share-based compensation.  The Company valued these options at $189,500 using the Black-Scholes pricing model.  The weighted average fair value of the stock options was $0.042 per share.  The weighted-average assumptions used for the calculation of fair value were risk-free rate of 2.38%, volatility of 127%, expected life of 5.2 years, and dividend yield of zero.  The Company amortized this compensation over the vesting period for the Initial Option and over the period of time in which the satisfaction of market capitalization milestones for the Performance Option was expected to be fulfilled that would result in the vesting of these stock options.  In April 2009, all remaining unamortized compensation was recognized with the vesting of the options.  During the years ended December 31, 2009 and 2008, the Company amortized and recognized $98,154 and $91,346, respectively, of share-based compensation related to these options.

NOTE J – STOCK OPTIONS AND WARRANTS

Stock Options and Compensation-Based Warrants

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance thereunder.  During the year ended December 31, 2008, the Company granted stock options to acquire 4,500,000 shares of the Company’s common stock to the new Executive Vice-President and Chief Financial Officer and 700,000 shares of common stock to independent contractors.  Additionally, during the year ended December 31, 2008, the Company issued compensation-based warrants to purchase 2,076,083 shares of common stock in satisfaction of outstanding accounts payable totaling $124,565.  The Company granted stock options during the year ended December 31, 2009 to acquire 1,000,000 shares of the Company’s common stock to non-employee directors and 350,000 shares of common stock to an employee.  These options to the directors are exercisable at $0.02 per share, vest monthly over ten months starting August 31, 2009, and expire July 3, 2014.  The option to the employee is also exercisable at $0.02 per share, vests quarterly over one year, and expires January 2, 2015.  During the year ended December 31, 2009, the Company also issued compensation-based stock warrants to an investment banking firm to acquire 7,700,000 shares of the Company’s common stock at $0.0325 per share.  Subsequently, on October 29, 2009, the Company canceled this warrant and reissued warrants to purchase an aggregate of 7,700,000 common shares of the Company with terms identical to the original warrant, except that the name of the warrant holders were changed and the expiration date was extended to October 29, 2014.  Compensation related to this modification of this warrant was $2,310.  No income tax benefit has been recognized for share-based compensation arrangements.  The Company has recognized plantation development costs totaling $124,565 related to a liability that was satisfied by the issuance of warrants in 2008.  Otherwise, no share-based compensation cost has been capitalized in the balance sheet.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of options and compensation-based warrants at December 31, 2009 and 2008, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2007	44,883,000	$0.03
Granted	7,276,083	0.04
Expired	-	-

Outstanding at December 31, 2008	52,159,083	0.03
Granted	16,750,000	0.03
Expired	-	-
Canceled	(7,700,000)	0.03

Outstanding at December 31, 2009	61,209,083	$0.03	6.2 years	$168,609

Exercisable at December 31, 2009	60,259,083	$0.03	6.1 years	$168,609

At December 31, 2009, 80,000 of the options outstanding have no stated contractual life.  Except for warrants issued in satisfaction of accounts payable, the fair value of each stock option grant and compensation-based warrant is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  In the case of the warrants issued in satisfaction of accounts payable, the warrants were valued at the amount of the accounts payable satisfied.  The weighted-average fair value of stock options and compensation-based warrants issued during the year ended December 31, 2009 was $0.01573.  The weighted-average assumptions used for options granted and compensation-based warrants issued during the year ended December 31, 2009 were risk-free interest rate of 2.5%, volatility of 152%, expected life of 5.0 years, and dividend yield of zero.  The weighted-average fair value of stock options and compensation-based warrants issued during the year ended December 31, 2008 was $0.039.  The weighted-average assumptions used for options granted and compensation-based warrants issued during the year ended December 31, 2008 were risk-free interest rate of 2.2%, volatility of 132%, expected life of 4.9 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.  The year-end intrinsic values are based on a December 31, 2009 closing price of $0.018.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective April 22, 2009, the Board of Directors approved the following changes in compensation for the members of the board of directors and for the executive officers:

•
Options will be granted to each non-employee member of the Board of Directors to purchase 500,000 shares of the Company’s common stock commencing July 1, 2009 and annually thereafter on July 1 of each successive year.  The exercise price of the options will be at fair market value, as determined by the closing price of the Company’s common stock on the day prior to the grant.  The options will have a term of five years until expiration.  The options will vest and become exercisable in ten equal monthly installments.

•
Approved the release of 652,503 shares of common stock to Richard Palmer, the Company’s Chief Executive Officer.  These shares were previously part of the shares from the share exchange agreement to acquire Global Clean Energy Holdings, LLC in September 2007 that were being held in escrow pending the achievement of certain market-related milestones.  Mr. Palmer was also awarded the immediate vesting of options to purchase 12 million shares of the Company’s common stock previously granted.  These options were originally granted under the employment agreement with Mr. Palmer in September 2007 with vesting originally contingent upon the achievement of certain market-capitalization milestones.  The exercise price of these options remained unchanged at $0.03 per share and the term remained unchanged at five years from the date of employment.

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

These modifications accelerated the vesting of the affected options and accelerated the release of the affected common stock held in escrow, which resulted in the acceleration of the recognition of the remainder of share-based compensation related to these options and common stock held in escrow.  Share-based compensation from all sources recorded during the years ended December 31, 2009 and 2008 was $408,851 and $371,439, respectively, and is reported as general and administrative expense in the accompanying consolidated statements of operations.

As of December 31, 2009, there is approximately $14,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.5 years.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Warrants

A summary of the status of the warrants granted at December 31, 2009 and 2008, and changes during the years then ended is presented in the following table:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at December 31, 2007	31,033,379	$0.02
Issued	581,395	0.13
Expired	(1,872,222)	0.18

Outstanding at December 31, 2008	29,742,552	0.01
Issued	-	-
Expired	-	-

Outstanding at December 31, 2009	29,742,552	$0.01

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – DISCONTINUED OPERATIONS

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

The Company has engaged investment banking firms over the past two years find a buyer for the SaveCream asset. However, the recent contraction of the capital markets has negatively impacted the abilities for several potential purchasers to consummate a purchase. The Company terminated all engagements of investment banking firms assisting in the sale of the asset. The Company continued to seek interested parties through its previous relationships in the pharmaceutical industry since 2007. On November 16, 2009, Global Clean Energy Holdings, Inc. and its subsidiary, MDI Oncology, Inc., entered into a Sale and Asset Purchase Agreement with Curadis Gmbh, an unaffiliated German company, for the sale and of substantially all of the intellectual property associated with the patents, patent applications, pre-clinical study data and ancillary clinical trial data concerning the SaveCream asset.  The new buyer was identified without the assistance of an investment banking firm.

The agreement provided for the payment of 350,000 Euros, the assumption of certain liabilities of the Company, and a revenue sharing arrangement to pay up to two million Euros to the Company should the pharmaceutical products ever be commercialized. The closing occurred on December 22, 2009.  The SaveCream asset had no carrying value on the consolidated balance sheet of the Company.  In connection with the sale, the Company has recognized a gain of $3,298,511, consisting of cash received of $518,655, the assumption of a research and development obligation with a carrying value of $2,758,350 (1,850,000 Euros), and the assumption of accounts payable of $21,506.  Should the pharmaceutical product ever be commercialized, the entire transaction will be valued at 4.2 million Euros. Although management is hopeful that the pharmaceutical product will be commercialized, no assurance can be given if or when any additional consideration or cash will be provided to the Company after the closing. If additional consideration or cash is received, the Company will recognize additional gain at that time.  The Company will hold a security interest in the sold assets until the final two million Euro payment is made, if ever.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the year ended December 31, 2008, the Income from Discontinued Operations consists of the foreign currency transaction gains in the amount of $107,369 related to current liabilities associated with the discontinued operations that are denominated in euros, less $40,259 of expenses related to the SaveCream asset.  For the year ended December 31, 2009, the Income from Discontinued Operations consists of the gain from the sale of the SaveCream asset of $3,298,511, accounts payable adjustments of $108,855, less foreign currency transaction losses in the amount of $175,023 related to current liabilities associated with the discontinued operations that are denominated in Euros, and $65,245 of expenses related to the SaveCream asset.

NOTE L – SUBSEQUENT EVENTS

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Promissory Notes and Common Stock Warrants

On March 16, 2010, the Company entered into a securities purchase agreement with the preferred members of GCE Mexico pursuant to which the Company issued senior unsecured convertible promissory notes in the original aggregate principal amount of $567,000 and warrants to acquire an aggregate of 1,890,000 shares of the Company’s common stock.  The Convertible Notes mature on the earlier of (i) March 16, 2012, or (ii) upon written demand of payment by the note holders following the Company’s default thereunder. The maturity date of the Convertible Notes may be extended by written notice made by the note holders at any time prior to March 16, 2012.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each three-month anniversary of the issuance of the convertible notes.  The Company may at its option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of its common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price for each of the five consecutive trading days immediately preceding the interest payment date.  At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Company’s common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.  The convertible notes rank senior to all other indebtedness of the Company, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by the Company in the ordinary course of business. The Company may not prepay the convertible notes without the prior consent of the Investors.

The warrants have an exercise price of $0.03 per share and the exercise price of the warrants may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.  The warrants expire on March 16, 2013. The Company used substantially all of the proceeds received from the sale of the convertible promissory notes to repay, in full, an outstanding promissory note in the amount of $475,000, plus accrued interest of $81,909.  As described in Note F to these consolidated financial statements, the promissory note that was paid off had been secured by a lien on all of the assets of the Company.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendment of Employment Agreement and Grant of Common Stock Options

On March 16, 2010, the Company and Richard Palmer, the Company’s Chief Executive Officer, entered into an amendment or Mr. Palmer’s employment agreement originally entered into in September 2007.  Pursuant to the amendment, the Company extended the term of Mr. Palmer’s employment as the Company’s President, Chief Executive Officer and Chief Operating Officer for an additional two years through September 30, 2012.  Thereafter, the term of employment shall automatically renew for successive one-year periods unless otherwise terminated by either party 90 days before the renewal period. In connection with the amendment, the Company granted Mr. Palmer an option to purchase up to 12,000,000 shares of the Company’s common stock at an exercise price of $0.02, subject to the Company’s achievement of certain market capitalization goals.  According to the terms of the option, the option to purchase up to 6,000,000 shares vests when the Company’s market capitalization first reaches $30 million and the option to purchase the other 6,000,000 shares vests when the Company’s market capitalization first reaches $60 million.  The option expires on March 16, 2020, ten years after the date of amendment.  The remaining terms of the original employment agreement remain in effect.

Acquisition of Land in Mexico for Issuance of Mortgage

In March 2010, the Company acquired approximately 3,700 acres of land adjacent to the land currently owned in the State of Yucatan in Mexico.  The two investors holding preferred membership units in GCE Mexico directly funded the purchase of the land by the payment of $742,652.  The land was acquired in the name of a newly-formed subsidiary of GCE Mexico, which issued a mortgage in the amount of $742,652 in favor of these two investors.  These funds bear interest at the rate of 12% per annum, payable quarterly.  The entire mortgage, including any unpaid interest, is due April 1, 2020.

Issuance of Common Stock for Cash

On March 30, 2010 the Company entered into a stock purchase agreement whereby the Company agreed to issue and sell Twenty Five Million shares of the Company’s common stock at a price of $0.02 per share, for an aggregate purchase price of $500,000.