Form 10-K/A
period 2009-12-31
Global Clean Energy Holdings, Inc.
filed 2010-04-01
CIK 748790

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

We are filing this amendment (this “Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 31, 2009 (our “2009 Annual Report”) for the sole purpose of filing Exhibit 23.1, the Consent Of Independent Registered Public Accounting Firm, which was accidentally omitted from the 2009 Annual Report that was filed earlier today.

This Amendment No. 1 does not update or amend the disclosures contained in the Annual Report.

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
10.13
Employment Agreement dated March 20, 2008 between Global Clean Energy Holdings, Inc. and Bruce K. Nelson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2008, and incorporated herein by reference)

10.14
Exchange Agreement, effective April 18, 2008, by and between Global Clean Energy Holdings, Inc., on the one hand, and Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Monarch Pointe Fund, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2008, and incorporated herein by reference)

10.15
Amendment to Loan and Security Agreement, dated May 19, 2008, between Medical Discoveries, Inc. and Mercator Momentum Fund III, L.P. (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008, and incorporated herein by reference)

10.16
Stock Purchase Agreement, dated October 30, 2008, between the Global Clean Energy Holdings, Inc. and the four shareholders of Technology Alternatives Limited, a Belizean Company formed under the Laws of Belize (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2008, and incorporated herein by reference)

10.17
Limited Liability Company Agreement of GCE Mexico I, LLC, a Delaware Limited Liability Company, dated April 23, 2008 (filed on December 31, 2009, as Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and incorporated herein by reference)

10.18
Service Agreement, dated October 15, 2007, between the Company and Corporativo LODEMO S.A DE CV, a Mexican corporation (filed on December 31, 2009 as Exhibit 10.18 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and incorporated herein by reference)

10.19
Sale and Asset Purchase Agreement, dated November 16, 2009, between Global Clean Energy Holdings, Inc., MDI Oncology, Inc., and Curadis Gmbh (filed as an Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 20, 2009, and incorporated herein by reference)

10.20
Amendment to Employment Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 31, 2010, and incorporated herein by reference)

10.21
Stock Option Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 31, 2010, and incorporated herein by reference)

10.22
Securities Purchase Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and certain investors named therein (including certain exhibits thereto) (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2010, and incorporated herein by reference)

10.23
Stock Purchase Agreement, dated March 30, 2010, between Global Clean Energy Holdings, Inc. and certain investors named therein (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 31, 2010, and incorporated herein by reference)

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

GLOBAL CLEAN ENERGY HOLDINGS, INC.
March 31, 2010	By:	/s/ BRUCE NELSON
Bruce Nelson
Chief Financial Officer

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