Form 10-Q
period 2010-03-31
Global Clean Energy Holdings, Inc.
filed 2010-05-17
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 12, 2010, the issuer had 270,464,478 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.
For the quarter ended March 31, 2010
FORM 10-Q

i

PART I

ITEM 1.   FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,226,535	$833,584
Accounts receivable	165,482	146,730
Inventory	47,412	-
Other current assets	160,973	131,741
Total Current Assets	1,600,402	1,112,055

PROPERTY AND EQUIPMENT
Land	2,910,010	2,079,914
Plantation development costs	3,795,321	3,633,288
Plantation equipment	881,854	805,719
Office equipment	58,207	33,478
	7,645,392	6,552,399
Less accumulated depreciation	(169,853)	(110,910)
	7,475,539	6,441,489

OTHER ASSETS
Deferred growing costs	257,657	-
Other noncurrent assets	2,691	2,691
	260,348	2,691

TOTAL ASSETS	$9,336,289	$7,556,235

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,003,071	$2,117,573
Accrued payroll and payroll taxes	1,896,189	1,491,385
Accrued interest payable	819,396	853,811
Accrued return on noncontrolling interest	778,709	610,870
Promissory notes	33,332	509,232
Notes payable to shareholders	297,379	321,502
Convertible notes payable	193,200	193,200
Total Current Liabilities	6,021,276	6,097,573

LONG-TERM LIABILITIES
Convertible notes payable	567,000	-
Mortgage notes payable	2,793,934	2,051,282
Total Long-Term Liabilities	3,360,934	2,051,282

EQUITY (DEFICIT)
Global Clean Energy Holdings, Inc. equity (deficit)
Preferred stock - no par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	1,290,735	1,290,735
Common stock, no par value; 500,000,000 shares authorized;
261,919,079 and 236,919,079 shares issued and outstanding, respectively	18,381,147	17,881,147
Additional paid-in capital	4,080,947	4,063,957
Accumulated deficit	(26,690,521)	(26,308,143)
Accumulated other comprehensive loss	(3,541)	(6,108)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(2,941,233)	(3,078,412)
Noncontrolling interests	2,895,312	2,485,792
Total equity (deficit)	(45,921)	(592,620)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,336,289	$7,556,235

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenue	$132,236	$40,000

Operating Expenses
General and administrative	761,659	341,093
Plantation operating costs	275,008	-
	1,036,667	341,093
Loss from Operations	(904,431)	(301,093)

Other Income (Expenses)
Interest income	622	1
Interest expense	(92,430)	(81,509)
Gain on settlement of liabilities	195,272	-
Foreign currency transaction adjustments	(7,555)	-
Total Other Income (Expenses)	95,909	(81,508)

Loss from Continuing Operations	(808,522)	(382,601)

Income from Discontinued Operations	24,847	160,748

Net Loss	(783,675)	(221,853)

Net Loss attributable to the noncontrolling interest	(401,297)	(157,765)

Net Loss attributable to Global Clean Energy Holdings, Inc.	$(382,378)	$(64,088)

Amounts attributable to Global Clean Energy Holdings, Inc. common shareholders:
Loss from Continuing Operations	$(407,225)	$(224,836)
Income from Discontinued Operations	24,847	160,748
Net Loss	$(382,378)	$(64,088)

Basic and Diluted Loss per Common Share:
Loss from Continuing Operations	$(0.002)	$(0.001)
Income from Discontinued Operations	0.000	0.001
Net Loss	$(0.002)	$-

Basic and Diluted Weighted-Average Common Shares Outstanding	237,474,635	224,813,819

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(783,675)	$(221,853)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign currency transaction adjustments	(17,292)	(189,675)
Gain on settlement of liabilities	(195,272)	-
Share-based compensation	16,990	59,884
Depreciation	54,160	549
Changes in operating assets and liabilities
Accounts receivable	(13,675)	(20,000)
Inventory	(46,170)	-
Other current assets	(12,537)	5,217
Deferred growing costs	(250,911)	-
Accounts payable and accrued expenses	429,693	350,620
Net Cash Used in Operating Activities	(818,689)	(15,258)
Cash Flows From Investing Activities
Purchase of land	(715,658)	-
Plantation development costs	(66,789)	(487,661)
Purchase of property and equipment	(63,155)	-
Net Cash Used in Investing Activities	(845,602)	(487,661)
Cash Flows From Financing Activities
Proceeds from common stock for cash	500,000	-
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	704,652	1,071,278
Proceeds from mortgage and note payable	742,652	15,000
Payments on notes payable	(477,016)	-
Proceeds from convertible notes payable	567,000	-
Net Cash Provided by Financing Activities	2,037,288	1,086,278
Effect of exchange rate changes on cash	19,954	-
Net Increase in Cash and Cash Equivalents	392,951	583,359
Cash and Cash Equivalents at Beginning of Period	833,584	291,309
Cash and Cash Equivalents at End of Period	$1,226,535	$874,668

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$83,398	$-
Noncash Investing and Financing Activities:
Accrual of return on noncontrolling interest	167,839	93,523
Plantation costs financed by accounts payable	-	50,383
Equipment depreciation capitalized to plantation development costs	-	10,539

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – History and Basis of Presentation

History

Medical Discoveries, Inc. was incorporated under the laws of the State of Utah on November 20, 1991. Effective as of August 6, 1992, the Company merged with and into WPI Pharmaceutical, Inc., a Utah corporation (“WPI”), pursuant to which WPI was the surviving corporation. Pursuant to the MDI-WPI merger, the name of the surviving corporation was changed to Medical Discoveries, Inc. (“MDI”).  MDI’s initial purpose was the research and development of an anti-infection drug.  In 2005, MDI acquired the assets and business associated with the SaveCream technology and carried on the research and development of this drug candidate.  As discussed in Note 10, MDI made the decision in 2007 to discontinue further development of its drug candidates and sell the technologies.

On September 7, 2007, MDI entered into a share exchange agreement pursuant to which it acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, discussed further in Note 3 Global Clean Energy Holdings, LLC was an entity that had certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant.  With this transaction, MDI commenced the research and development of a business whose purpose will be providing feedstock oil intended for the production of bio-diesel.

On January 29, 2008, a meeting of shareholders was held and, among other things, the name Medical Discoveries, Inc. was changed to Global Clean Energy Holdings, Inc. (the “Company”).

Effective April 23, 2008, the Company entered into a limited liability company agreement to form GCE Mexico I, LLC (GCE Mexico) along with six unaffiliated investors.  The Company owns 50% of the common membership interest of GCE Mexico and five of the unaffiliated investors own the other 50% of the common membership interest.  Additionally, a total of 1,000 preferred membership units were issued to two of the unaffiliated investors.  GCE Mexico owns a 99% interest in Asideros Globales Corporativo (Asideros I) and a 99% interest in Asideros 2, entities organized under the laws of Mexico, and the Company owns the remaining 1% directly.  GCE Mexico was organized primarily to, among other things, acquire land in Mexico through subsidiaries for the cultivation of the Jatropha plant.

On July 2, 2009, the Company acquired 100% of the equity interests of Technology Alternatives, Limited (TAL), which has developed a farm in Belize for cultivation of the Jatropha plant.  TAL has also developed a nursery capable of producing Jatropha seedlings and rooted cuttings, and provides technical advisory services for the propagation of the Jatropha plant.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., its subsidiaries, and the variable interest entities of GCE Mexico, Asideros I, and Asideros 2. All significant intercompany transactions have been eliminated in consolidation.

Generally accepted accounting principles require that if an entity is the primary beneficiary of a variable interest entity (VIE), the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements.  Global Clean Energy Holdings, Inc. considers itself to be the primary beneficiary of GCE Mexico, Asideros I, and Asideros 2, and accordingly, has consolidated these entities since their formation beginning in April 2008, with the equity interests of the unaffiliated investors in GCE Mexico presented as Noncontrolling Interests in the accompanying condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010.

Accounting for Agricultural Operations

All costs incurred until the actual planting of the Jatropha Curcas plant are capitalized as plantation development costs. Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with accounting standards for Agricultural Producers and Agricultural Cooperatives. The direct costs associated with each farm and the production of the Jatropha revenue streams have been deferred and accumulated as a noncurrent asset. Other general costs without expected future benefits are expensed when incurred.

Loss per Common Share

Loss per share amounts are computed by dividing loss applicable to the common shareholders of the Company by the weighted-average number of common shares outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options, warrants, convertible notes, convertible preferred stock, and common stock held in escrow are currently antidilutive and have been excluded from the calculations of diluted loss per share at March 31, 2010 and 2009, as follows:

	March 31,
	2010	2009
Convertible notes	19,028,671	128,671
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	31,632,552	29,742,552
Compensation-based stock options and warrants	73,459,083	52,159,083
Common stock held in escrow	-	4,567,519
	135,938,487	98,416,006

Fair Values of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for the various notes payable and the mortgage notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Foreign Currency

The Company has current operations located in the United States, Mexico and Belize.  During the quarter ended December 31, 2009, the Company changed its functional currency for certain assets located in Mexico from the U.S. dollar to the Mexican peso.  For these foreign operations, the functional currency is the local country’s currency.  Consequently, revenues and expenses of operations outside the United States of America are translated into U.S. dollars using weighted average exchange rates, while assets and liabilities of operations outside the United States of America are translated into U.S. dollars using exchange rates at the balance sheet date.  The effects of foreign currency translation adjustments are included in the deficit as a component of accumulated other comprehensive loss in the accompanying condensed consolidated financial statements.  Foreign currency transaction adjustments are included in other income (expense) in the Company’s results of operations.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued changes to the accounting for variable interest entities.  These changes require a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and require ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. These changes are effective for annual reporting periods beginning after November 15, 2009. These changes did not have a material impact on the Company’s current consolidated financial statements.  However, these changes could impact the accounting for controlling financial interests in a VIE that the Company currently includes in its consolidated financial statements or that the Company may acquire in the future.

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

Note 2 – Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a loss from continuing operations applicable to its common shareholders of $407,225 and $928,733 during the three-month period ended March 31, 2010 and during the year ended December 31, 2009, respectively, and has an accumulated deficit applicable to its common shareholders of $26,690,521 at March 31, 2010.  The Company also used cash in operating activities of $818,689 and $1,225,629 during the three-month period ended March 31, 2010 and during the year ended December 31, 2009, respectively.  At March 31, 2010, the Company has negative working capital of $4,420,874 and a stockholders’ deficit attributable to its stockholders of $2,941,233.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of seed oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the new business model.  In order to fund its new operations, the Company has sold Series B preferred stock in the amount of $1,300,000, has issued a secured promissory note with aggregate borrowings of $625,000, has received $5,899,980 in capital contributions from the preferred membership interest in GCE Mexico I, LLC, has issued mortgages in the total amount of $2,793,934 for the acquisition of land, and has received proceeds of $650,000 from the sale of common stock.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 – Jatropha Business Venture

Having determined to discontinue its bio-pharmaceutical operations and dispose of the related assets, the Company considered entering into a number of other businesses that would enable it to be able to provide the shareholders with future value.  The Company’s Board of Directors decided to develop a business to produce and sell seed oils, including seed oils harvested from the planting and cultivation of the Jatropha curcas plant, for the purpose of providing feedstock oil intended for the generation of methyl ester, otherwise known as bio-diesel (the “Jatropha Business”).  The Company’s Board concluded that there was a significant opportunity to participate in the rapidly growing biofuels industry, which previously was mainly driven by high priced, edible oil-based feedstock.  In order to commence its new Jatropha Business, the Company entered into various transactions during September and October of 2007, including: (i) hired Richard Palmer, an energy consultant, and a member of Global Clean Energy Holdings LLC (“Global”) to act as its new President, Chief Operating Officer and future Chief Executive Officer, (ii) engaged Mobius Risk Group, LLC, a Texas company engaged in providing energy risk advisory services, to provide it with consulting services related to the development of the Jatropha Business, (iii) acquired certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel from Global, and (iv) engaged Corporativo LODEMO S.A DE CV to assist with the development of the Jatropha Business in Mexico.  Subsequent to entering into these transactions, the Company identified certain real property in Mexico it believed to be suitable for cultivating the Jatropha plant.  During April 2008, the Company and six unaffiliated investors formed GCE Mexico I, LLC (GCE Mexico) and Asideros Globales Corporativo (Asideros I), a Mexican corporation.  Asideros I acquired the land in Mexico for the cultivation of the Jatropha plant.  In July 2009, the Company acquired Technology Alternatives Limited (TAL), which has developed a farm in Belize for cultivation of the Jatropha plant and provides technical advisory services for the propagation of the Jatropha plant.  In March 2010, the Company formed Asideros 2, a Mexican corporation, which has acquired additional land in Mexico adjacent to the land acquired by Asideros I.  All of these transactions are described in further detail in the remainder of this note to these condensed consolidated financial statements.

Share Exchange Agreement

The Company entered into a share exchange agreement (the Global Agreement) pursuant to which the Company acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, a Delaware limited liability company (Global), on September 7, 2007 from Mobius Risk Group, LLC (Mobius) and from Richard Palmer (Mr. Palmer).  Mr. Palmer owned a 13.33% equity interest in Mobius and became the Company’s new President and Chief Operating Officer in September 2007 and its Chief Executive Officer in December 2007.  Mobius and Mr. Palmer are considered related parties to the Company.  Global is an entity that has certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant, for the purpose of providing feedstock oil intended for the production of bio-diesel.

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

The original term of the agreement was twelve months.  The scope of work under the agreement was completed in August 2008 and the agreement was terminated.  Mobius supervised the hiring of certain staff to serve in management and operations roles of the Company, or hired such persons to provide similar services as independent contractors.  Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000.  The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided.  The agreement contained customary confidentiality provisions with respect to any confidential information disclosed to Mobius or which Mobius received while providing services under the agreement.  The Company owed Mobius $322,897 for accrued, but unpaid, compensation and costs as of March 31, 2010 and December 31, 2009.  The Company disputes the total of these charges and is in discussions with Mobius to resolve this liability.

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

The LODEMO Group provided the foregoing and other necessary services for a fee primarily based on the number of hectares of Jatropha under cultivation.  The Company had agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement has a 20-year term but may be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of work previously performed by LODEMO was reduced and modified based upon certain labor functions being provided internally by the Company and by Asideros I, the Company’s Mexican subsidiary, on a go-forward basis.  Under this agreement, the Company has paid the LODEMO Group or accrued $462,320 during the three months ended March 31, 2009, all of which was capitalized as plantation development costs.  As of March 31, 2010 and December 31, 2009, the Company owed the LODEMO Group $204,085 for accrued, but unpaid, compensation and costs.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

GCE Mexico I, LLC, Asideros Globales Corporativo, and Asideros 2

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

In addition, two of the Investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico in installments and as required, to fund the development and operations of the Jatropha Farm.  The preferred members have made capital contributions of $704,652 and $1,071,278 during the three-month periods ended March 31, 2010 and 2009, respectively, and totaling contributions of $5,899,980 received by GCE Mexico from these Investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the Investors, as requested by management and as required by the operation in 2010 and the following years.  These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest.  The preferential return totaled $167,839 and $93,523 during the three-month periods ended March 31, 2010 and 2009, respectively, and totaling $778,709 since the execution of the LLC Agreement.

The two investors holding preferred membership units also directly funded the purchase by Asideros I of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282.  The land was acquired in the name of Asideros I and Asideros I issued a mortgage in the amount of $2,051,282 in favor of these two investors.  These two investors also directly funded the purchase by Asideros 2 of approximately 3,700 acres of land adjacent to the land owned by Asideros I by the payment of $742,652.  The land was acquired in the name of Asideros 2 and Asideros 2 issued a mortgage in the amount of $742,652 in favor of these two investors.  These mortgages bear interest at the rate of 12% per annum, payable quarterly.  The Board has directed that this interest shall continue to accrue until such time as the Board determines that there is sufficient cash flow to pay all accrued interest.  The initial mortgage, including any unpaid interest, is due in April 2018.  The second mortgage, including any unpaid interest, is due in February 2020.

The net income or loss of Asideros I and of Asideros 2 is allocated to its shareholders based on their respective equity ownership, which is 99% to GCE Mexico and 1% directly to the Company.  GCE Mexico has no operations separate from its investments in Asideros I and Asideros 2.  According to the LLC Agreement of GCE Mexico, the net loss of GCE Mexico is allocated to its members according to their respective investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The noncontrolling interest presented in the accompanying condensed consolidated balance sheet includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and excludes any common membership interest in GCE Mexico held by the Company.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 4 – Property and Equipment

Property and equipment are as follows:
	March 31,	December 31,
	2010	2009
Land	$2,910,010	$2,079,914
Plantation development costs	3,795,321	3,633,288
Plantation equipment	881,854	805,719
Office equipment	58,207	33,478

Total cost	7,645,392	6,552,399
Less accumulated depreciation	(169,853)	(110,910)

Property and equipment, net	$7,475,539	$6,441,489

Commencing in June 2008, Asideros I purchased certain equipment for purposes of rapidly clearing the land, preparing the land for planting, and actually planting the Jatropha trees.  The Company has capitalized farming equipment and costs related to the development of land for farm use in accordance with generally accepted accounting principles for accounting by agricultural producers and agricultural cooperatives.  Plantation equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years.  Depreciation expense has been capitalized as part of plantation development costs through the date that the plantation becomes commercially productive.  The initial plantations were deemed to be commercially productive on October 1, 2009, at which date the Company commenced the depreciation of plantation development costs over estimated useful lives of 10 to 35 years, depending on the nature of the development.  Developments and other improvements with indefinite lives are capitalized and not depreciated.  Other developments that have a limited life and intermediate-life plants that have growth and production cycles of more than one year are being depreciated over their useful lives once they are placed in service.  The land, plantation development costs, and plantation equipment are located in Mexico and in Belize.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 – Accrued Payroll and Payroll Taxes

A significant portion of accrued payroll and payroll taxes relates to unpaid compensation for officers and directors that are no longer affiliated with the Company.  Accrued payroll taxes will become due upon payment of the related accrued compensation.  Accrued payroll and payroll taxes are composed of the following:

	March 31,	December 31,
	2010	2009
Accrued payroll, vacation, and related payroll taxes for current officers	$1,061,730	$570,726
Former Chief Executive Officer, resigned 2007, including $500,000 under the Release and Settlement Agreement	570,949	570,949
Other former officers and directors	225,000	311,200
Accrued payroll taxes on accrued compensation to former officers and directors	38,510	38,510
Accrued payroll and payroll taxes	$1,896,189	$1,491,385

On August 31, 2007, the Company entered into a Release and Settlement Agreement with Judy Robinett, the Company’s then-current Chief Executive Officer.  Under the agreement, Ms. Robinett agreed to, among other things, assist the Company in the sale of its legacy assets and complete the preparation and filing of the delinquent reports to the Securities and Exchange Commission.  Under the agreement, Ms. Robinett agreed to (i) forgive her potential right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share.  In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the stock options, and settlement of other issues, the Company agreed to, among other things, to pay Ms. Robinett $500,000 upon the receipt of the cash payment under the agreement to sell the SaveCream Assets to Eucodis Pharmaceuticals Forschungs und Entwicklungs GmbH (Eucodis).  Pursuant to this agreement, Ms. Robinett resigned on December 21, 2007.  Despite the Company’s efforts, the sale to Eucodis was never completed and Eucodis has since ceased operations.  Accordingly, the conditions precedent to make the $500,000 payment from the Eucodis proceeds described above have not been fulfilled, i.e., the Company’s sale of the SaveCream Assets to Eucodis did not occur.  Furthermore, the Company subsequently sold the SaveCream Assets to an unaffiliated third party on November 16, 2009.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Debt

Promissory Notes

Mercator Momentum Fund III

In order to fund ongoing operations pending closing of the sale of the SaveCream Assets, the Company entered into a loan agreement with, and issued a promissory note in favor of, Mercator Momentum Fund III, L.P. (Mercator) in September 2007.  At that time, Mercator, along with two other affiliates, owned all of the issued and outstanding shares of the Company’s Series A Convertible Preferred Stock, and was considered a related party to the Company.  The loan was secured by a lien on all of the assets of the Company.  Under the loan agreement, interest was originally payable on the loan at a rate of 12% per annum, payable monthly.  Pursuant to the loan agreement, the original amount to be available under the credit facility was $1,000,000 and was due in December 2007.

Between September 2007 and December 2009, there were various modifications to the loan agreement that resulted in various extensions and modifications of the interest rate.  During that period of time, Mercator advanced a total of $625,000 to the Company, of which $150,000 was repaid prior to December 31, 2009, leaving a balance of $475,000 at that date, with interest accruing at 10.68%.  In March 2010, the Company used substantially all of the proceeds received from the sale of the convertible promissory notes to repay, in full, the  balance of this note, plus accrued interest of $81,909.

Bank Loan

In October 2009, a bank loaned TAL $67,800 Belize Dollars (US $35,554 based on exchange rates in effect on the date of the note).  The note bears interest at 13% per annum, is unsecured, and is due on demand.  The balance of the note at March 31, 2010 is $64,583 Belize Dollars (US $33,332 based on exchange rates in effect at March 31, 2010).  The balance of the note at December 31, 2009 was $66,548 Belize Dollars (US $34,232 based on exchange rates in effect at December 31, 2009).

Notes Payable to Shareholders

The Company has notes payable to certain shareholders in the aggregate amount of $31,000 and $56,000 at March 31, 2010 and December 31, 2009, respectively.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $45,692 and $85,541 at March 31, 2010 and December 31, 2009, respectively.

As more fully disclosed in Note 3 to these condensed consolidated financial statements, the Company has promissory notes to the former shareholders of TAL in the amount of $516,139 Belize dollars (US $266,379 based on exchange rates in effect at March 31, 2010 and US $265,502 based on exchange rates in effect at December 31, 2009).  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were originally due on December 29, 2009, but the due date has been extended to June 28, 2010.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Notes Payable

In March 2010, the Company entered into a securities purchase agreement with the preferred members of GCE Mexico pursuant to which the Company issued senior unsecured convertible promissory notes in the original aggregate principal amount of $567,000 and warrants to acquire an aggregate of 1,890,000 shares of the Company’s common stock.  The Convertible Notes mature on the earlier of (i) March 16, 2012, or (ii) upon written demand of payment by the note holders following the Company’s default thereunder. The maturity date of the Convertible Notes may be extended by written notice made by the note holders at any time prior to March 16, 2012.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each three-month anniversary of the issuance of the convertible notes.  The Company may at its option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of its common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price for each of the five consecutive trading days immediately preceding the interest payment date.  At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Company’s common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.  The convertible notes rank senior to all other indebtedness of the Company, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by the Company in the ordinary course of business. The Company may not prepay the convertible notes without the prior consent of the Investors.

The warrants have an exercise price of $0.03 per share and the exercise price of the warrants may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.  The warrants expire on March 16, 2013. The fair value of the warrants was immaterial; accordingly, all of the proceeds from the issuance of the debt were allocated to the Convertible Notes. The Company used substantially all of the proceeds received from the sale of the convertible promissory notes to repay, in full, an outstanding promissory note in the amount of $475,000, plus accrued interest of $81,909.

The Company has other convertible notes payable to certain individuals in the aggregate amount of $193,200 at March 31, 2010 and December 31, 2009.  The notes originated in 1996, bear interest at 12%, are unsecured, and are currently in default.  Each $1,000 note is convertible into 667 shares of the Company’s common stock.  Accrued interest on the convertible notes totaled $277,701 and $271,983 at March 31, 2010 and December 31, 2009, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Changes in Equity (Deficit)

A summary of the composition of Equity (Deficit) of the Company at March 31, 2010 and 2009, and the changes during the three months then ended is presented in the following table:
	Total Global Clean Energy Holdings, Inc. stockholders' equity (deficit)	Noncontrolling interest	Total equity (deficit)

Balance at December 31, 2009	$(3,078,412)	$2,485,792	$(592,620)
Issuance of common stock	500,000	-	500,000
Capital contribution from noncontrolling interest	-	704,652	704,652
Share-based compensation	16,990	-	16,990
Accrual of preferential return for the noncontrolling interest	-	(167,839)	(167,839)
Net loss	(382,378)	(401,297)	(783,675)
Other comprehensive income	2,567	274,004	276,571
Balance at March 31, 2010	$(2,941,233)	$2,895,312	$(45,921)

	Total Global Clean Energy Holdings, Inc. stockholders' equity (deficit)	Noncontrolling interest	Total equity (deficit)
Balance at December 31, 2008	$(5,948,575)	$1,962,022	$(3,986,553)
Capital contribution from noncontrolling interest	-	1,071,278	1,071,278
Share-based compensation	59,884	-	59,884
Accrual of preferential return for the noncontrolling interest	-	(93,523)	(93,523)
Net loss	(64,088)	(157,765)	(221,853)
Balance at March 31, 2009	$(5,952,779)	$2,782,012	$(3,170,767)

Common Stock

On March 30, 2010 the Company entered into a stock purchase agreement whereby the Company agreed to issue and sell 25,000,000 shares of the Company’s common stock at a price of $0.02 per share, for an aggregate purchase price of $500,000, which was paid in cash.

Note 8 – Stock Options and Warrants

Stock Options and Compensation-Based Warrants

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance there under. As further explained in Note 9 to these condensed consolidated financial statements, the Company granted stock options during the three months ended March 31, 2010 to acquire 12,000,000 shares of the Company’s common stock to the Company’s Chief Executive Officer.  Additionally, during the three months ended March 31, 2009, the Company issued compensation-based warrants to purchase 250,000 shares of common stock to a law firm.  No stock options were granted during the three months ended March 31, 2009.  No income tax benefit has been recognized for share-based compensation arrangements.  The Company has recognized plantation development costs totaling $124,565 related to a liability that was satisfied by the issuance of warrants in 2008.  Otherwise, no share-based compensation cost has been capitalized in the condensed consolidated balance sheet.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the status of options and compensation-based warrants at March 31, 2010, and changes during the three months then ended is presented in the following table:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	61,209,083	$0.03
Granted	12,250,000	0.02
Expired	-	-
Outstanding at March 31, 2010	73,459,083	0.03	5.9 years	$-
Exercisable at March 31, 2010	60,896,583	$0.03	5.1 years	$-

At March 31, 2010, options to acquire 80,000 shares of common stock have no stated contractual life.  The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of stock options granted and compensation-based warrants issued during the three months ended March 31, 2010 was $0.0081.  The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the three months ended March 31, 2010 were risk-free interest rate of 3.6%, volatility of 155%, expected life of 9.9 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.  The intrinsic values are based on a March 31, 2010 closing price of $0.008 per share.

Share-based compensation from all sources recorded during the three months ended March 31, 2010 and 2009 was $16,990 and $59,884, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of March 31, 2010, there is approximately $96,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.7 years.

Stock Warrants

A summary of the status of the warrants outstanding at March 31, 2010, and changes during the three months then ended is presented in the following table:

	Shares Under Warrant	Weighted Average Exercise Price
Outstanding at December 31, 2009	29,742,552	$0.01
Issued	1,890,000	0.03
Expired	-	-
Outstanding at March 31, 2010	31,632,552	$0.02

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Employment Agreement

On March 16, 2010, the Company and Richard Palmer, the Company’s Chief Executive Officer, entered into an amendment of Mr. Palmer’s employment agreement originally entered into in September 2007.  Pursuant to the amendment, the Company extended the term of Mr. Palmer’s employment as the Company’s President, Chief Executive Officer and Chief Operating Officer for an additional two years through September 30, 2012.  Thereafter, the term of employment shall automatically renew for successive one-year periods unless otherwise terminated by either party 90 days before the renewal period. In connection with the amendment, the Company granted Mr. Palmer an option to purchase up to 12,000,000 shares of the Company’s common stock at an exercise price of $0.02, subject to the Company’s achievement of certain market capitalization goals.  According to the terms of the option, the option to purchase up to 6,000,000 shares vests when the Company’s market capitalization first reaches $30 million and the option to purchase the other 6,000,000 shares vests when the Company’s market capitalization first reaches $60 million.  The option expires on March 16, 2020, ten years after the date of amendment.  The remaining terms of the original employment agreement remain in effect.

Note 10 – Discontinued Operations

Prior to 2007, the Company was a developmental-stage bio-pharmaceutical company engaged in the research, validation, development and ultimate commercialization of two drugs known as MDI-P and SaveCream.  The Board evaluated the value of its developmental stage drug candidates and in March 2007, the Board determined that the best course of action was to discontinue further development of these drug candidates and sell these technologies.  MDI-P was a drug candidate being developed as an anti-infective treatment for bacterial infections, viral infections and fungal infections.  In August 2007, the Company sold the MDI-P related assets.  SaveCream was a drug candidate that the Company was developing to reduce breast cancer tumors.  From March of 2007 through July of 2008, the Company entered into various agreements with Eucodis Pharmaceuticals Forschungs und Entwicklungs GmbH, an Austrian company (Eucodis) related to the sale of the SaveCream assets.  Eucodis entered into a binding letter of intent in March 2007 and later entered into a sale and purchase agreement in July 2007.  The sale and purchase agreement was approved by the Company’s shareholders in January 2008.  Ultimately, all discussions and agreements with Eucodis were terminated in July 2008 due to their inability to obtain their own financing and their failure to close the sale.  Eucodis has since ceased operations.

On November 16, 2009, Global Clean Energy Holdings, Inc. and its subsidiary, MDI Oncology, Inc., entered into a Sale and Asset Purchase Agreement with Curadis Gmbh, an unaffiliated German company, for the sale and of substantially all of the intellectual property associated with the patents, patent applications, pre-clinical study data and ancillary clinical trial data concerning the SaveCream asset.  The closing occurred on December 22, 2009.  The SaveCream asset had no carrying value on the consolidated balance sheet of the Company.  In connection with the sale, the Company recognized a gain of $3,298,511 during the fourth quarter of 2009, consisting of cash received of $518,655, the assumption of a research and development obligation with a carrying value of $2,758,350 (1,850,000 Euros), and the assumption of accounts payable of $21,506.  Should the pharmaceutical product ever be commercialized, the entire transaction will be valued at 4.2 million Euros. Although management is hopeful that the pharmaceutical product will be commercialized, no assurance can be given if or when any additional consideration or cash will be provided to the Company after the closing. If additional consideration or cash is received, the Company will recognize additional gain at that time.  The Company will hold a security interest in the sold assets until the final two million Euro payment is made, if ever.

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the three months ended March 31, 2010 and 2009, Income from Discontinued Operations consists of the foreign currency transaction gains related to current liabilities associated with the discontinued operations that are denominated in Euros.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 – Subsequent Events

Appointment of Director and Grant of Common Stock Option

Effective April 1, 2010, the Company appointed Martin Wenzel to its board of directors.  Mr. Wenzel was granted an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  The option vests over ten equal monthly installments commencing May 1, 2010 and expires on April 1, 2015.

Cashless Exercise of Common Stock Warrants

On April 26, 2010, the Company received a notice for the exercise of warrants to purchase 10,403,095 shares of common stock on a cashless basis.  The warrants were exercisable at $0.01 per share.  The Company issued 8,545,399 shares of its common stock to the entity as a result of the cashless exercise.

ITEM 2.   MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans to cultivate, produce and market non-food based feedstock for applications in the bio-fuels market, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any Forward-Looking Statement.  In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements.  Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission.  All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Utah corporation formerly known as Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes our wholly-owned subsidiary, MDI Oncology, Inc., a Delaware corporation; Global Clean Energy Holdings LLC, a wholly-owned Delaware limited liability company; and Technology Alternative, Limited, a wholly-owned subsidiary formed under the laws of Belize.  To the extent applicable, depending on the context of the disclosure, the terms ““we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC a Delaware limited liability company, in which we own 50% of the common membership interests.

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

•	Provide Jatropha farm development and management services to third party owners of Jatropha farms.

•	Provide turnkey Franchise Operations for individuals and/or companies that wish to immediately establish Jatropha farms in suitable geographical areas.

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

We are also engaged in research and development activities concerned with optimizing the quality of our Jatropha yields, reducing operating costs and improving our production capacity and efficiency. Specifically, our research activities focus on (i) optimizing genetic development (i.e., the quality of the Jatropha plants), (ii) optimizing agronomic development (i.e., soil conditions optimal for Jatropha cultivation), and (iii) improving agricultural technologies relating to the care and custody of the Jatropha plant, and the processing of resulting products. We continue our research and development efforts toward the improved commercialization of Jatropha at our test facilities in Mexico and Belize and our commercial farm in Mexico.  We are also engaged in a joint research and development effort with a leading U.S. plant sciences university to conduct plant biology and molecular genetic (genomic) research for the development of improved varieties, and optimal germination and cultivation techniques for Jatropha. We operate a state-of-the-art plant and soil science Field Research Center at our farm in Mexico where we have over 20 selected (improved) varieties under development.

Organizational History

This company was incorporated under the laws of the State of Utah on November 20, 1991.  Until 2007, we were a developmental-stage bio-pharmaceutical company engaged in the research, validation, and development of two drug candidates. In 2007, the Company decided to change the course of its business and focus their efforts and resources on the emerging alternative energy fuels business.  In order to be successful in this industry, we decided to acquire the intellectual property and expertise needed to develop and manage our new business.   Accordingly, on September 7, 2007, we entered into a share and exchange agreement where we acquired Global Clean Energy Holdings, LLC, a Delaware limited liability company (“Global LLC”).  Global LLC was a company that owned certain trade secrets, know-how, business plans and relationships relevant to the cultivation and production of Jatropha, for the purpose of providing feedstock oil intended for the production of bio-diesel and green diesel and the production of biomass as a fossil fuel replacement. Richard Palmer and Mobius Risk Group, LLC (“Mobius”), a Texas limited liability company, were the sole owners of the outstanding equity interests of Global LLC.

In exchange for all of the outstanding ownership interests in Global LLC, we issued a total of 63,945,257 shares (“Restricted Shares”) of our common stock to Richard Palmer and Mobius.  As of December 31, 2009, all of the Restricted Shares have been released, except for 3,915,016 shares that have been forfeited.   In order to obtain the technical and management expertise necessary to maximize the assets and expertise we acquired, we also entered into an employment agreement with Richard Palmer to be the Company’s Chief Executive Officer.   For a comprehensive description of our business operations, please refer to the discussion included in “Item 1 – Business” of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

Our principal executive offices are located at 6033 W. Century Blvd, Suite 895, Los Angeles, California 90045, and our current telephone number at that address is (310) 641-4234.  In 2008 we changed our name to “Global Clean Energy Holdings, Inc.” to reflect our energy agricultural business. We maintain a website at: www.gceholdings.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

Operational Company.  On October 1, 2009, we commenced our planned principal operations, which indicated that we were no longer subject to the accounting standards for accounting and reporting by development stage enterprises.  Our financials therefore are presented for an operational company.

Agricultural Producer.  All costs incurred until the actual planting of the Jatropha Curcas plant are considered development costs. Plantation development costs have been accumulated in the balance sheet during the development period and are being accounted for in accordance with accounting standards for agricultural producers and agricultural cooperatives.  The direct costs associated with each farm and the producing of Jatropha revenue streams have been deferred and accumulated as an asset. Other general costs without expected future benefits are being expensed when incurred.

 Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note A to the Consolidated Financial Statements included in the Annual Report, dated December 31, 2009.  However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statements.

Results Of Operations

In 2007 the Company’s Board of Directors determined to discontinue our prior bio-pharmaceutical operations.  The Company continued as a “Development Stage Enterprise” as the Jatropha farms were being established. Commencing on October 1, 2009, we commenced our planned bio-fuels operations and the Company ceased being a development stage enterprise.

Revenues and Gross Profit.  We continued to achieve our planned operations and revenue in the first quarter of 2010. We discontinued our prior bio-pharmaceutical operations in 2007.  In September 2007, we commenced operations in our new bio-fuels Jatropha business, and achieved revenues from the sale of bio-fuel products and services in late 2009. During the three months ended March 31, 2010, we recognized revenue of $132,236, as compared to $40,000 in revenue for the same period in 2009. This revenue is from the provision of bio-fuel advisory services and the sale of Jatropha seeds for seed propagation purposes.  The Jatropha plants that we planted during the past two years are now maturing and will, this year, start producing commercial quantities of fruit that can be harvested.  Accordingly, we anticipate that revenues generated from our farms during the remainder of 2010 and thereafter in the future will significantly exceed the amount of revenues generated from our Jatropha business to date.  In addition, our goal is to increase our Jatropha farm advisory consulting business, which is expected to further increase our future revenues.

Operating Expenses.  Our general and administrative expenses related to our continuing operations for the three months ended March 31, 2010, were $761,659 compared to $341,093 for the three months ended March 31, 2009.  General and administrative expense principally includes officer compensation; outside services, such as legal, accounting, and consulting expenses; share-based compensation; and other general expenses such as insurance, occupancy costs, travel, etc.  The net increase in general and administrative expenses from fiscal 2009 to fiscal 2010 is principally the result of increased employee bonuses and outside services costs associated with our growing operations.

For the three months ended March 31, 2010, we recorded Plantation Operating Costs of $275,008 from the first quarter operations of the Tizimin and Belize farms. There were no Plantation Operating Costs recognized in the three months ended March 31, 2009. During the three months ended March 31, 2009, the Company was still a “Developmental Stage Enterprise”, and all costs were recorded accordingly.

Other Income/ Expense and Net Loss.  Interest expense increased from $81,509 for the three months ended March 31, 2009 to $92,430 for the three months ended March 31, 2010.  The increase in interest expense is primarily attributable to the increase in interest-bearing debt, principally related to a new mortgage for acquired farm land, new convertible notes, and new notes with shareholders from the acquisition of Technology Alternatives, Ltd.  The new mortgage totaled $742,652 and accrues interest at the rate of 12% per year and has been outstanding for approximately one month.  The new notes to shareholders have been outstanding since July 2, 2009 and bear interest at 8%.

During the quarter ended March 31, 2010, the Company has entered into negotiations with certain creditors to settle certain liabilities that have been on the records for several years.  In connection with these settlements, the Company has realized a gain on the settlements totaling $195,272.

As a result of the significant increase in our general and administrative costs and the addition of Plantation Operating Costs related to our new Belize farm, our net loss increased from $220,000 for the quarter ending March 31, 2009 to $784,000 for the quarter ending March 31, 2010.  A substantial portion of our revenues and expenses are derived from our GCE Mexico I, LLC operations in Mexico.  Since we only own approximately 50% of GCE Mexico I, LLC, $401,000 of our net losses are attributable to the other parties to that joint venture.  As a result, net losses attributable to this company for the 2010 fiscal quarter were $382,000.

Liquidity And Capital Resources

As of March 31, 2010, we had $1,226,535 in cash and had a working capital deficit of $4,420,874, as compared with $833,584 in cash and a working capital deficit of $4,985,518 as of December 31, 2009. Since our inception, we have financed our operations primarily through private sales of equity and debt financing and by entering into joint venture relationships with third party financing sources. In order to fund our short-term working capital needs, we will have to obtain additional funding.  Most of the cash reflected on our balance sheet is reserved for the operation of GCE Mexico I, LLC and our Jatropha farms.  Accordingly, most of those funds are not available to fund our general and administrative or other corporate operating expenses or to repay outstanding indebtedness. Outstanding indebtedness at March 31, 2010 totaled $9,382,210. The existence of the foregoing working capital deficit and liabilities is expected to negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.

Our ability to continue to fund our liquidity and working capital needs will be dependent upon certain transactions.  On November 16, 2009, we entered into a new definitive agreement for the sale of all patents, rights, and data associated with our remaining legacy pharmaceutical assets for 350,000 Euros, and a revenue sharing arrangement to pay up to 2,000,000 Euros to the Company should such legacy pharmaceutical assets ever be commercialized. This transaction was completed on December 22, 2009. In connection with the sale, the Company has recognized a gain of $3,298,511, consisting of cash received of $518,655, the assumption of a research and development obligation with a carrying value of $2,758,350 (1,850,000 Euros), and the assumption of accounts payable of $21,506. If such legacy pharmaceutical assets were ever commercialized by the buyer, the entire transaction would be valued at 4.2 million Euros. Although we are hopeful that the legacy pharmaceutical assets will be commercialized, no assurance can be given if or when any additional consideration or cash will be provided to the Company after the closing. We will continue to maintain a security interest in such assets until the final 2,000,000 Euro payment is made, if ever. Cash proceeds received on December 22, 2009 in connection with the sale of the legacy pharmaceutical assets have been used to finance the Company’s immediate working capital needs and to retire certain liabilities.

In order to fund ongoing operations, in September 2007 we entered into a short-term loan agreement with Mercator Momentum Fund III, L.P. (“Mercator”).  Pursuant to the loan agreement, Mercator advanced $350,000 to the Company, of which $200,000 remained outstanding in May 2008.  On May 19, 2008, the loan agreement was modified to accrue interest at an interest rate of 8.68% per annum, Mercator advanced an additional $250,000, and the amount available under that facility was changed to $450,000. This loan was secured by a first priority lien on our assets.   In connection with this amendment Mercator was granted a new warrant to purchase 581,395 shares of common stock (calculated by dividing $75,000 by 130% of the closing price of the stock when exercised) at a price of $0.129 per share.  In January 2009, Mercator dissolved and distributed the loan to its limited partners who currently control the loan.  The loan amount was increased to $475,000, and the maturity date was extended to July 13, 2009.  In August 2009, the maturity date of this loan was again extended, this time to January 31, 2010.  The entire principal balance of this loan, and accrued net interest of $81,909, was repaid during the first quarter of 2010, and all cash liabilities associated with this loan have been extinguished.

Our business plan calls for significant infusion of additional capital to establish additional Jatropha farms in Mexico and other locations. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms.  Accordingly, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures. The formation and funding of the GCE Mexico I, LLC was the first of a series of planned transactions to expand our Jatropha operations. Under GCE Mexico I, LLC, our 5,150-acre farm in Tizimin, Mexico was recently expanded by the acquisition of approximately 3,700 additional acres. Effective July 2, 2009, we purchased all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), from its four shareholders.  TAL owns and operates a 400-acre farm in subtropical Belize, Central America, which currently is producing Jatropha.  TAL also has been performing plant science research and has been providing technical advisory services for propagation of Jatropha for a number of years.  Under the Stock Purchase Agreement, as amended, in consideration for the purchase of all of the shares of TAL, (i) promissory notes were issued by TAL to the four former owners as evidence of its indebtedness to them in the aggregate amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009), and (ii) an aggregate of 8,952,757 unregistered shares of our common stock were issued to the four former owners.  The entire outstanding balance of the promissory notes will mature on June 28, 2010.  Since the TAL promissory notes is secured by a mortgage on the 400 acre farm, our failure to pay this note upon its maturity could result in the loss of that farm and our investment in the Belizean Jatropha farm. While we have commenced negotiations with various third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will be able to enter into any agreements to obtain funding, sell carbon credits or form additional strategic partnerships.  Without raising additional cash (through the sale of our securities, the sale or carbon credits, or strategic arrangements), we will not be able to effect our new business plan in the Jatropha business and will have to further reduce our operations, revise our business plan, and may either/or temporarily or permanently cease operations.

On March 16, 2010, the Company issued $567,000 of Convertible Notes to two investors.   The Convertible Notes mature on the earlier of (i) March 16, 2012, and (ii) upon written demand of payment by the investors following the Company’s default thereunder.  Interest accrues on the Convertible Notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each three-month anniversary of the issuance of the Convertible Notes.  The Company may at its option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of its common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price (VWAP) for each of the five consecutive trading days immediately preceding the interest payment date. At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the Investors, the outstanding balance thereof (including accrued and unpaid interest thereon) may be converted into shares of the Company’s common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock. As of March 16, 2010, the Convertible Notes rank senior to all other indebtedness of the Company, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by the Company in the ordinary course of business. The Company may not prepay the Convertible Notes without the prior consent of the Investors. Virtually all of the proceeds from these Convertible Notes were used to fully repay the Mercator note previously mentioned.

On March 30, 2010, the Company entered into a Stock Purchase Agreement with two (2) accredited investors, pursuant to which we issued and sold 25,000,000 shares (“Shares”) of the Company’s common stock at a price of $0.02 per share, for an aggregate purchase price of $500,000.    As a result of the receipt of the proceeds from the sale of the Shares and other on-going revenues (primarily advisory service fees), we have sufficient cash on hand to continue our operations for at least the next few months.  However, unless our operating revenues significantly increase, we do not have sufficient cash on hand to fund all of our projected working capital needs for the next twelve months.  Therefore, unless we either (i) increase our revenues or (ii) obtain additional financing from the sale of securities or by entering into other joint venture relationships, we may have to scale back our current and proposed operations or take other actions to preserve our on-going operations.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

ITEM 1A.   RISK FACTORS

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue any unregistered securities during the three-month period ended March 31, 2010 that were not previously reported in a Current Report on Form 8-K.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   RESERVED.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: May 14, 2010	By:	/s/ BRUCE K. NELSON
Bruce K. Nelson Chief Financial Officer