Form 10-Q
period 2010-06-30
Global Clean Energy Holdings, Inc.
filed 2010-08-12
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number	0-12627

Global Clean Energy Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	87-0407858
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 W. Broadway, Suite 650
Long Beach, California 90802
(Address of principal executive offices)
(310) 641-4234
(Registrant’s telephone number)

(Former Name or Former Address, if Changed Since Last Report

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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 1, 2010, the issuer had 270,464,478 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.

For the quarter ended June 30, 2010

FORM 10-Q

TABLE OF CONTENTS

i

PART I

ITEM 1.  FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,093,935	$833,584
Accounts receivable	53,269	146,730
Inventory	97,964	-
Other current assets	125,757	131,741
Total Current Assets	1,370,925	1,112,055

PROPERTY AND EQUIPMENT	7,626,919	6,441,489

DEFERRED GROWING COST	553,928	-

OTHER NONCURRENT ASSETS	6,190	2,691

TOTAL ASSETS	$9,557,962	$7,556,235

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,711,047	$2,117,573
Accrued payroll and payroll taxes	1,763,624	1,491,385
Accrued interest payable	909,405	853,811
Accrued return on noncontrolling interest	978,776	610,870
Promissory notes	32,363	509,232
Notes payable to shareholders	292,844	321,502
Convertible notes payable	193,200	193,200
Total Current Liabilities	5,881,259	6,097,573

LONG-TERM LIABILITIES
Convertible notes payable	567,000	-
Mortgage notes payable	2,793,934	2,051,282
Total Long Term Liabilities	3,360,934	2,051,282

EQUITY (DEFICIT)
Global Clean Energy Holdings, Inc. equity (deficit)
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
270,464,478 and 236,919,079 shares issued and outstanding, respectively	270,464	236,919
Additional paid-in capital	23,525,695	22,998,907
Accumulated deficit	(26,607,643)	(26,308,143)
Accumulated other comprehensive loss	(7,663)	(6,108)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(2,819,134)	(3,078,412)
Noncontrolling interests	3,134,903	2,485,792
Total equity (deficit)	315,769	(592,620)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$9,557,962	$7,556,235

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$71,864	$29,236	$204,717	$69,236

Operating Expenses
General and administrative	490,333	599,345	1,251,992	940,438
Plantation operating costs	174,430	-	449,438	-

Total Operating Expenses	664,763	599,345	1,701,430	940,438

Loss from Operations	(592,899)	(570,109)	(1,496,713)	(871,202)

Other Income (Expenses)
Interest income	22	1	27	2
Interest expense	(105,235)	(82,016)	(197,665)	(163,525)
Gain on settlement of liabilities	405,530	-	600,802	-
Foreign currency transaction adjustments	38	2,007	(7,517)	2,007

Total Other Income (Expenses)	300,355	(80,008)	395,647	(161,516)

Loss from Continuing Operations	(292,544)	(650,117)	(1,101,066)	(1,032,718)

Income (Loss) from Discontinued Operations	36,026	(182,063)	60,873	(21,315)

Net Loss	(256,518)	(832,180)	(1,040,193)	(1,054,033)

Net Loss attributable to the noncontrolling interest	(339,396)	(180,768)	(740,693)	(338,533)

Net Income (Loss) attributable to Global Clean Energy
Holdings, Inc.	$82,878	$(651,412)	(299,500)	$(715,500)

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Income (Loss) from Continuing Operations	$46,852	$(469,349)	$(360,373)	$(694,185)
Income (Loss) from Discontinued Operations	36,026	(182,063)	60,873	(21,315)
Net Income (Loss)	$82,878	$(651,412)	$(299,500)	$(715,500)

Basic and Diluted Loss per Common Share:
Income (Loss) from Continuing Operations	$0.0002	$(0.0021)	$(0.0014)	$(0.0031)
Income (Loss) from Discontinued Operations	0.0001	(0.0008)	0.0002	(0.0001)

Net Income (Loss)	$0.0003	$(0.0029)	$(0.0012)	$(0.0032)

Basic and Diluted Weighted-Average Common Shares Outstanding	268,022,935	226,654,728	252,833,173	225,739,359

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(1,040,193)	$(1,054,033)
Adjustments to reconcile net loss to net cash used in operating activities
Foreign currency transaction loss (gain)	68,390	(12,399)
Gain on settlement of liabilities	(600,802)	-
Share-based compensation	60,333	386,215
Depreciation	112,116	1,099
Changes in operating assets and liabilities
Accounts receivable	94,009	-
Inventories	(99,259)	-
Other current assets	10,891	89,756
Deferred growing costs	(561,246)
Accounts payable and accrued expenses	370,484	496,707
Net Cash Used in Operating Activities	(1,585,278)	(92,655)
Cash Flows From Investing Activities
Purchase of land	(715,658)	-
Plantation development costs	(334,274)	(754,714)
Purchase of property and equipment	(131,603)	(136,839)
Net Cash Used in Investing Activities	(1,181,535)	(891,553)
Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	500,000	50,000
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	1,700,382	1,558,686
Proceeds from notes payable	742,652	15,000
Payments on notes payable	(478,043)	-
Proceeds from convertible notes payable	567,000	-
Net Cash Provided by Financing Activities	3,031,991	1,623,686
Effect of exchange rate changes on cash	(4,827)	-
Net Increase in Cash and Cash Equivalents	260,351	639,478
Cash and Cash Equivalents at Beginning of Period	833,584	291,309
Cash and Cash Equivalents at End of Period	$1,093,935	$930,787

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$92,254	$-
Noncash Investing and Financing Activities:
Cashless exercise of warrants	8,545	-
Accrual of return on noncontrolling interest	367,906	201,690
Plantation costs financed by accounts payable	32,497	190,113
Equipment depreciation capitalized to plantation development costs	-	24,755
Release of common Stock held in escrow		17,618

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

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

Effective April 23, 2008, the Company entered into a limited liability company agreement to form GCE Mexico I, LLC (GCE Mexico) along with six unaffiliated investors.  The Company owns 50% of the common membership interest of GCE Mexico and five of the unaffiliated investors own the other 50% of the common membership interest.  Additionally, a total of 1,000 preferred membership units were issued to two of the unaffiliated investors.  GCE Mexico owns a 99% interest in Asideros Globales Corporativo (Asideros I) and a 99% interest in Asideros 2, entities organized under the laws of Mexico, and the Company owns the remaining 1% directly.  GCE Mexico was organized primarily to, among other things; acquire land in Mexico through subsidiaries for the cultivation of the Jatropha plant.

On July 2, 2009, the Company acquired 100% of the equity interests of Technology Alternatives, Limited (TAL), which has developed a farm in Belize for cultivation of the Jatropha plant.  TAL has also developed a nursery capable of producing Jatropha seedlings and rooted cuttings, and provides technical advisory services for the propagation of the Jatropha plant.

On July 19, 2010, the Company completed a merger with a newly formed, wholly owned subsidiary to reincorporate in the State of Delaware, which merger was approved by the Company’s stockholders at an annual meeting of stockholders held on July 15, 2010.  As a result, the Company is now a corporation governed by the laws of the State of Delaware.  In addition, the par value of the company’s capital stock changed from no par to $0.001 per share.

The Company formed a wholly-owned subsidiary, Globales Energia Renewables (GER), under the laws of Mexico.  The Company’s bio-fuels operations in Latin America will be coordinated through this newly established subsidiary.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.  The results of operations for the three months and six months ended June 30, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010.

Accounting for Agricultural Operations

All costs incurred until the actual planting of the Jatropha Curcas plant are considered development costs. Plantation development costs have been accumulated in the balance sheet during the development period and are being accounted for in accordance with accounting standards for agricultural producers and agricultural cooperatives.  See further discussion on the accounting of plantation development cost in Note 4.

The direct costs associated with each farm and the production of the Jatropha revenue streams are deferred and accumulated as a noncurrent asset, deferred growing costs. Once the trees have reached full maturity, estimated at four to five years, the costs will be expensed based on the revenue streams generated and recognized.  Other general costs without expected future benefits are expensed when incurred.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Income/Loss per Common Share

Income/Loss per share amounts are computed by dividing income or loss applicable to the common shareholders of the Company by the weighted-average number of common shares outstanding during each period. Diluted income or loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options, warrants, convertible notes, convertible preferred stock, and common stock held in escrow are currently antidilutive and have been excluded from the calculations of diluted income or loss per share at June 30, 2010 and 2009, as follows:
	June 30,
	2010	2009
Convertible notes	19,028,671	128,671
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	26,475,662	29,742,552
Compensation-based stock options and warrants	68,131,483	59,859,083
Common stock held in escrow	-	3,915,016
	125,453,997	105,463,503

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

Inventory

The inventory reported in the condensed consolidated balance sheets consists of finished goods measured at the lower of cost or market.  The company uses the FIFO (First in first out) valuation method for all inventories.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Standards

In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. This standard addresses the unit of accounting for arrangements involving multiple deliverables and removes the previous separation criteria that objective and reliable evidence of fair value of any undelivered item must exist for the delivered item to be considered a separate unit of accounting. This standard also addresses how the arrangement consideration should be allocated to each deliverable. Finally, this standard expands disclosures related to multiple element revenue arrangements. This standard is effective for the Company beginning January 1, 2011. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provided clarification for existing disclosures requirements. More specifically, this update will require an entity to disclose separately (a) the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the new disclosures requirements in the first quarter of fiscal 2010.  Other than requiring additional disclosures, adoption of this guidance did not have and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 2 – Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss from continuing operations applicable to its common shareholders of $360,373 and $928,733 during the six-month period ended June 30, 2010 and during the year ended December 31, 2009, respectively, and has an accumulated deficit applicable to its common shareholders of $26,607,643 at June 30, 2010.  The Company also used cash in operating activities of $1,585,278 and $1,225,629 during the six-month period ended June 30, 2010 and during the year ended December 31, 2009, respectively.  At June 30, 2010, the Company has negative working capital of $4,510,334 and a stockholders’ deficit attributable to its stockholders of $2,819,134.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of seed oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the new business model.  In order to fund its new operations, the Company has sold Series B preferred stock in the amount of $1,300,000, has issued a secured promissory note with aggregate borrowings of $625,000, has received $6,895,710 in capital contributions from the preferred membership interest in GCE Mexico I, LLC, has issued mortgages in the total amount of $2,793,934 for the acquisition of land, and has received proceeds of $650,000 from the sale of common stock.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The original term of the agreement was twelve months.  The scope of work under the agreement was completed in August 2008 and the agreement was terminated.  Mobius supervised the hiring of certain staff to serve in management and operations roles of the Company, or hired such persons to provide similar services as independent contractors.  Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000.  The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided.  The agreement contained customary confidentiality provisions with respect to any confidential information disclosed to Mobius or which Mobius received while providing services under the agreement.  The Company had recorded liabilities to Mobius of $322,897 for accrued, but unpaid, compensation and costs as of June 30, 2010 and December 31, 2009.  The Company disputes the total of these charges and is currently in litigation with Mobius to resolve this liability. Based on the Company’s evaluation of the claims made against the Company, the basis for the claims, and the Company’s defenses and counterclaims, management currently does not believe that the anticipated resolution of this outstanding legal matter will have a material adverse effect on the Company’s financial position or results of operations.  However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded.

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

The LODEMO Group initially provided the foregoing and other necessary services for a fee.  The Company had agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement has a 20-year term but could be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of work previously performed by LODEMO was reduced and modified based upon certain functions being provided internally by the Company and by Asideros I, the Company’s Mexican subsidiary, on a go-forward basis.  Under this agreement, the Company has paid the LODEMO Group or accrued $47,415 and $139,770 during the three months ended June 30, 2010 and 2009, respectively.  The company has paid the Lodemo Group or accrued $47,415 and $602,090 during the six months ended June 30, 2010 and 2009, respectively, all of which was capitalized as plantation development costs.  As of June 30, 2010 and December 31, 2009, the Company owed the LODEMO Group $251,500 and $204,085, respectively, for accrued, but unpaid, compensation and costs.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

GCE Mexico I, LLC, Asideros 1, and Asideros 2

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

In addition, two of the Investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico in installments and as required, funding the development and operations of the Jatropha Farm.  The preferred members have made capital contributions of $1,700,382 and $1,558,686 during the six-month periods ended June 30, 2010 and 2009, respectively, and total contributions of $6,895,710 received by GCE Mexico from these Investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the Investors, as requested by management and as required by the operation in 2010 and the following years.  These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest.  The preferential return totaled $367,906 and $201,690 during the six-month periods ended June 30, 2010 and 2009, respectively, and totaling $978,776 since the execution of the LLC Agreement.

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

The net income or loss of Asideros I and of Asideros 2 is allocated to its shareholders based on their respective equity ownership, which is 99% to GCE Mexico and 1% directly to the Company.  GCE Mexico has no operations separate from its investments in Asideros I and Asideros 2.  According to the LLC Agreement of GCE Mexico, the net loss of GCE Mexico is allocated to its members according to their respective investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The noncontrolling interest presented in the accompanying condensed consolidated balance sheet includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and exclude any common membership interest in GCE Mexico held by the Company.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Technology Alternatives, Limited

On October 29, 2008, the Company entered into a stock purchase agreement with the shareholders of Technology Alternatives, Limited (TAL), a company formed under the laws of Belize in Central America.  Subsequently, the terms and conditions of the stock purchase agreement were modified prior to closing.  The closing was primarily delayed to allow TAL to complete all required conditions for the closing.  On July 2, 2009, all closing requirements were completed and the Company consummated the stock purchase agreement by issuing 8,952,757 shares of its common stock in exchange for 100% of the equity interests of TAL.  TAL owns approximately 400 acres of land and has developed a Jatropha farm in stages over the last three years for the cultivation of the Jatropha plant.  TAL has also developed a nursery capable of producing Jatropha seeds, seedlings and rooted cuttings.  During 2009, TAL commenced selling seeds, principally to GCE Mexico.  TAL also provides technical advisory services for the propagation of the Jatropha plant.

In connection with the acquisition, certain payables to the former shareholders of TAL were renegotiated and converted into promissory notes in the aggregate principal amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009).  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were originally due on December 29, 2009, but the due date had been extended to June 28, 2010 and has subsequently been extended to January 1, 2011.  TAL and/or the Company may prepay the notes at any time without penalty, and the Company is required to prepay the notes if and when it receives future funding in an amount that, in the Company’s reasonable discretion, is sufficient to permit the prepayment of the notes without adversely affecting the Company’s operations or financial condition.

Note 4 – Property and Equipment

Property and equipment are as follows:
	June 30,	December 31,
	2010	2009

Land	$2,831,639	$2,079,914
Plantation development costs	4,033,744	3,633,288
Plantation equipment	905,146	805,719
Office equipment	80,287	33,478

Total cost	7,850,816	6,552,399
Less accumulated depreciation	(223,897)	(110,910)

Property and equipment, net	$7,626,919	$6,441,489

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 – Accrued Payroll and Payroll Taxes

A significant portion of accrued payroll and payroll taxes relates to unpaid compensation for officers and directors who are no longer affiliated with the Company.  Accrued payroll taxes will become due upon payment of the related accrued compensation.  Accrued payroll and payroll taxes are composed of the following:
	June 30,	December 31,
	2010	2009

Accrued payroll, vacation, and related payroll taxes for current officers	$1,089,335	$570,726
Former Chief Executive Officer, resigned 2007, including $500,000 under the Release and Settlement Agreement	570,949	570,949
Other former officers and directors	77,750	311,200
Accrued payroll taxes on accrued compensation to former officers and directors	25,590	38,510

Accrued payroll and payroll taxes	$1,763,624	$1,491,385

On August 31, 2007, the Company entered into a Release and Settlement Agreement with Judy Robinett, the Company’s then-current Chief Executive Officer.  Under the agreement, Ms. Robinett agreed to, among other things, assist the Company in the sale of its legacy assets and complete the preparation and filing of the delinquent reports to the Securities and Exchange Commission.  Under the agreement, Ms. Robinett agreed to (i) forgive her potential right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share.  In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the stock options, and settlement of other issues, the Company agreed, among other things, to pay Ms. Robinett $500,000 upon the receipt of the cash payment under the agreement to sell the SaveCream Assets to Eucodis Pharmaceuticals Forschungs und Entwicklungs GmbH (Eucodis).  Pursuant to this agreement, Ms. Robinett resigned on December 21, 2007.  Despite the Company’s efforts, the sale to Eucodis was never completed and Eucodis has since ceased operations.  Accordingly, the conditions precedent to make the $500,000 payment from the Eucodis proceeds described above has not been fulfilled, i.e., the Company’s sale of the SaveCream Assets to Eucodis did not occur.  Furthermore, the Company subsequently sold the SaveCream Assets to an unaffiliated third party on November 16, 2009.

Note 6 – Debt and Commitments

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

Bank Loan

In October 2009, a bank loaned TAL $67,800 Belize Dollars (US $35,554 based on exchange rates in effect on the date of the note).  The note bears interest at 13% per annum, is unsecured, and is due on demand.  The balance of the note at June 30, 2010 is $62,598 Belize Dollars (US $32,363 based on exchange rates in effect at June 30, 2010).  The balance of the note at December 31, 2009 was $66,548 Belize Dollars (US $34,232 based on exchange rates in effect at December 31, 2009).

Notes Payable to Shareholders

The Company has notes payable to certain shareholders in the aggregate amount of $26,000 and $56,000 at June 30, 2010 and December 31, 2009, respectively.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $41,705 and $85,541 at June 30, 2010 and December 31, 2009, respectively.

As more fully disclosed in Note 3 to these condensed consolidated financial statements, the Company has promissory notes to the former shareholders of TAL in the amount of $516,139 Belize dollars (US $266,844 based on exchange rates in effect at June 30, 2010 and US $265,502 based on exchange rates in effect at December 31, 2009).  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were originally due on December 29, 2009, but the due date had been extended to June 28, 2010 and subsequently extended to January 1, 2011.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The warrants have an exercise price of $0.03 per share and the exercise price of the warrants may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.  The warrants expire on March 16, 2013. The fair value of the warrants was immaterial, accordingly, all of the proceeds from the issuance of the debt were allocated to the Convertible Notes.  The Company used substantially all of the proceeds received from the sale of the convertible promissory notes to repay, in full, an outstanding promissory note in the amount of $475,000, plus accrued interest of $81,909.

The Company has other convertible notes payable to certain individuals in the aggregate amount of $193,200 at June 30, 2010 and December 31, 2009.  The notes originated in 1996, bear interest at 12%, are unsecured, and are currently in default.  Each $1,000 note is convertible into 667 shares of the Company’s common stock.  Accrued interest on the convertible notes totaled $283,480 and $271,983 at June 30, 2010 and December 31, 2009, respectively.

Lease Commitment

During June 2010, the Company entered into a new two-year and two month lease agreement with average monthly payments including prescribed common area fees of $3,400, with a 3% annual increase in lease payments.

The table below is a summary of future minimum lease payments as of June 30, 2010.

2010	$17,000
2011	41,500
2012	24,500

Total minimum lease payments	$83,000

Settlement of Liabilities

The Company has negotiated the settlement of liabilities carried on the condensed consolidated balance sheet and has recorded significant gains.  The gain on settlement of liabilities for the three months and the six months ended June 30, 2010, was $405,530 and $600,802, respectively. There was no gain on settlement of liabilities for the comparable period in 2009. This gain was primarily from the settlement of historic liabilities primarily incurred by prior management in connection with our discontinued pharmaceutical operations that have been on our records for several years.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Changes in Equity (Deficit)

A summary of the composition of Equity (Deficit) of the Company at June 30, 2010 and 2009, and the changes during the six months then ended is presented in the following table:
	Total Global Clean
	Holdings, Inc.
	stockholders'	Noncontrolling	Total equity
	equity (deficit)	interest	(deficit)

Balance at December 31, 2009	$(3,078,412)	$2,485,792	$(592,620)
Issuance of common stock	500,000	-	500,000
Capital contribution from noncontrolling interest	-	1,700,382	1,700,382
Share-based compensation	60,333	-	60,333
Accrual of preferential return for the noncontrolling interest	-	(367,906)	(367,906)
Net loss	(299,500)	(740,693)	(1,040,193)
Other comprehensive loss	(1,555)	57,328	55,773

Balance at June 30, 2010	$(2,819,134)	$3,134,903	$315,769

	Total Global Clean
	Holdings, Inc.
	stockholders'	Noncontrolling	Total equity
	equity (deficit)	interest	(deficit)

Balance at December 31, 2008	$(5,948,575)	$1,962,022	$(3,986,553)
Issuance of common stock	50,000	-	50,000
Capital contribution from noncontrolling interest	-	1,558,686	1,558,686
Share-based compensation	386,215	-	386,215
Accrual of preferential return for the noncontrolling interest	-	(201,690)	(201,690)
Net loss	(715,500)	(338,533)	(1,054,033)

Balance at June 30, 2009	$(6,227,860)	$2,980,485	$(3,247,375)

Common Stock

On March 30, 2010 the Company entered into a stock purchase agreement whereby the Company agreed to issue and sell 25,000,000 shares of the Company’s common stock at a price of $0.02 per share, for an aggregate purchase price of $500,000, which was paid in cash.

Note 8 – Stock Options and Warrants

Stock Options and Compensation-Based Warrants

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance there under. As further explained in Note 9 to these condensed consolidated financial statements, the Company granted stock options during the six months ended June 30, 2010 to acquire 12,000,000 shares of the Company’s common stock to the Company’s Chief Executive Officer.  Additionally, during the six months ended June 30, 2010, the Company issued compensation-based warrants to purchase 250,000 shares of common stock to a law firm.  Effective April 1, 2010, the Company appointed Martin Wenzel to its board of directors.  Mr. Wenzel was granted an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  The option vests over ten equal monthly installments commencing May 1, 2010 and expires on April 1, 2015.  During the six months ended June 30, 2009, the Company issued compensation-based stock warrants to an investment banking firm to acquire 7,700,000 shares of the Company’s common stock at $0.0325 per share. No income tax benefit has been recognized for share-based compensation arrangements.  The Company has recognized plantation development costs totaling $124,565 related to a liability that was satisfied by the issuance of warrants in 2008.  Otherwise, no share-based compensation cost has been capitalized in the condensed consolidated balance sheet.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the status of options and compensation-based warrants at June 30, 2010, and changes during the six months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2009	61,209,083	$0.03
Granted	12,750,000	0.02
Exercised	(5,827,600)	0.01
Expired	-	-

Outstanding at June 30, 2010	68,131,483	0.03	5.5 years	$1,174,201

Exercisable at June 30, 2010	55,581,483	$0.04	4.6 years	$886,826

At June 30, 2010, options to acquire 80,000 shares of common stock have no stated contractual life.  The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of stock options granted and compensation-based warrants issued during the six months ended June 30, 2010 was $0.0081.  The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the six months ended June 30, 2010 were risk-free interest rate of 3.6%, volatility of 155%, expected life of 9.9 years, and dividend yield of zero.  The weighted-average assumptions used for the compensation-based warrants issued during the six months ended June 30, 2009 were risk-free interest rate of 2.5%, volatility of 150%, expected life of 5.0 years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.  The intrinsic values are based on a June 30, 2010 closing price of $0.0425 per share.

Share-based compensation from all sources recorded during the three months and six months ended June 30, 2010 was $43,343 and $60,333, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  Share-based compensation from all sources recorded during the three months and six months ended June 30, 2009 was $326,331 and $386,215, respectively, and is reported as general and administrative expense.  As of June 30, 2010, there is approximately $57,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.6 years.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Stock Warrants

A summary of the status of the warrants outstanding at June 30, 2010, and changes during the six months then ended is presented in the following table:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at December 31, 2009	29,742,552	$0.01
Issued	1,890,000	0.03
Exercised	(4,575,495)	0.01
Expired	(581,395)	0.13

Outstanding at June 30, 2010	26,475,662	0.01

On April 26, 2010, the Company received a notice for the exercise of 4,575,495 financing-based warrants and 5,827,600 compensation-based warrants to acquire  common stock on a cashless basis.  The warrants were exercisable at $0.01 per share.  The Company issued 8,545,399 shares of its common stock to the entity as a result of the cashless exercise.

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

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the three and six months ended June 30, 2010 and 2009, Income (Loss) from Discontinued Operations consists of the foreign currency transaction gains or losses related to current liabilities associated with the discontinued operations that are denominated in Euros.

Note 11 – Subsequent Events

On July 19, 2010, the majority of the stockholders of the Company voted to change its state of incorporation from Utah to Delaware.  In addition, the par value of the Company’s capital stock changed from no par to $0.001 per share.  The effects of the change in par value have been reflected retroactively in the accompanying condensed consolidated financial statements and notes thereto for all periods presented.  The effect of retroactively applying the par value of $0.001 per share resulted in a reclassification of $17,644,228 of common stock and $1,290,722 of preferred stock as of December 31, 2009 to additional paid-in capital.

Also on July 19, 2010, the stockholders approved the 2010 Stock Incentive Plan. The granting of options and other stock awards is an important incentive tool for the Company’s employees, officers and directors. The 2010 Plan provides a means by which employees, directors and consultants of the Company may be given an opportunity to benefit from increases in the value of our common stock, and to attract and retain the services of such persons.  All of our employees, directors and consultants are eligible to participate in the 2010 Plan. The total number of shares of common stock which may be offered, or issued as restricted stock or on the exercise of options or SARs (Stock Appreciation Rights) under the Plan shall not exceed twenty million (20,000,000) shares of common stock.  The shares subject to an option or SAR granted under the Plan that expire, terminate or are cancelled unexercised shall become available again for grants under this Plan.  If shares of restricted stock awarded under the Plan are forfeited to the Company or repurchased by the Company, the number of shares forfeited or repurchased shall again be available under the Plan.  Where the exercise price of an option is paid by means of the optionee’s surrender of previously owned shares of common stock or the Company’s withholding of shares otherwise issuable upon exercise of the option as may be permitted herein, only the net number of shares issued and which remain outstanding in connection with such exercise shall be deemed “issued” and no longer available for issuance under this Plan.  No eligible person shall be granted options or other awards during any twelve-month period covering more than five hundred thousand (500,000) shares of common stock

ITEM 2.   MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Delaware corporation (which used to be a Utah corporation until July 19, 2010, the day on which it completed a merger pursuant to which it reincorporated in the State of Delaware), formerly known as Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes our wholly-owned subsidiary, MDI Oncology, Inc., a Delaware corporation; Global Clean Energy Holdings LLC, a wholly-owned Delaware limited liability company; Technology Alternative, Limited, a wholly-owned subsidiary formed under the laws of Belize; and Globales Energia Renewables, a wholly-owned subsidiary formed under the laws of Mexico.  To the extent applicable, depending on the context of the disclosure, the terms ““we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC a Delaware limited liability company, in which we manage and own approximately 50% of the common membership interests.

Global Clean Energy Holdings, Inc. is not related to, or affiliated in any manner with “Global Clean Energy, Inc.”  Readers are cautioned to confirm the entity that they are evaluating or in which they are making an investment before completing any such investment.

Overview

Global Clean Energy Holdings, Inc. (“GCEH”) is a California -based energy agri-business focused on the development of non-food based bio-fuel feedstock.  GCEH has full service in-house development and operations capabilities, which it provides for its own energy farms as well as farms it operates via joint venture arrangements. With international experience and capabilities in eco-friendly bio-fuel feedstock management, cultivation, production and distribution, GCEH is well suited to scale its business.

GCEH is focusing on the commercialization of oil and biomass derived from the seeds of Jatropha curcas (“Jatropha”) - a native non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America.  Jatropha oil is high-quality plant oil used as a direct replacement for fossil fuels or as feedstock for the production of high quality bio-diesel or green diesel, which is a direct replacement for jet fuel.  The residual material derived from the oil extraction process is called press cake, which is a high-quality biomass that can be used as a replacement for a number of fossil fuels.

Jatropha trees require less water and fertilizer than many conventional crops, and can be grown on land that is not suitable for the production of food. Jatropha oil is very high quality plant oil that is particularly well suited for the production of “bio-diesel” and “green diesel.”  Without post processing, Jatropha oil can be used as a direct replacement for diesel and other fossil fuels.  Bio-diesel is a diesel-equivalent, and green diesel is a jet fuel-equivalent; both are processed fuels derived from biological sources (such as plant oils), which can be used as a replacement for fossil based fuels in diesel engines, jet engines or other fuel oil based combustion equipment.

Our business plan and current principal business activities include the planting, cultivation, harvesting and processing of Jatropha to generate plant based oils and biomass for use as replacements for fossil fuels.  Our strategy is to leverage our Jatropha based bio-fuels knowledge, experience and capabilities through the following means:

•	Own and operate Jatropha farms for our own account. We currently own and operate three such Jatropha farms, one in Belize and two in Mexico.

•
Own, operate and manage Jatropha farms through joint ownership agreements. We currently operate two farms under joint ownership arrangements: the first farm, located in Mexico, comprises 5,149 acres; the second farm consisting of 3,700 acres was acquired in March 2010 (also in Mexico).  The first farm is fully planted, and we anticipate to have the second farm substantially planted by the end of 2010.

•	Provide Jatropha farm development and management services to third party owners of Jatropha farms. We plan to greatly expand this initiative in the next 12 months.

•	Provide turnkey Franchise Operations for individuals and/or companies that wish to immediately establish Jatropha farms in suitable geographical areas.

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

We are also engaged in research and development activities concerned with optimizing the quality of our Jatropha yields, reducing operating costs and improving our production capacity and efficiency. Specifically, our research activities focus on (i) optimizing genetic development (i.e., the quality of the Jatropha plants), (ii) optimizing agronomic development (i.e., soil conditions optimal for Jatropha cultivation), and (iii) improving agricultural technologies relating to the care and custody of the Jatropha plant, and the processing of resulting products. We continue our research and development efforts toward the improved commercialization of Jatropha at our test facilities in Mexico and Belize and our commercial farm in Mexico.  We are also engaged in a joint research and development effort with a leading U.S. plant sciences university to conduct plant biology and molecular genetic (genomic) research for the development of improved varieties, and optimal germination and cultivation techniques for Jatropha. We operate a state-of-the-art plant and soil science Field Research Center at our farm in Mexico where we have over 20 selected (improved) varieties of Jatropha under development.

Organizational History

This company was incorporated under the laws of the State of Utah on November 20, 1991.  Until 2007, we were a developmental-stage bio-pharmaceutical company engaged in the research, validation, and development of two drug candidates. In 2007, the Company decided to change the course of its business and focus its efforts and resources on the emerging alternative energy fuels business.  In order to be successful in this industry, we decided to acquire the intellectual property and expertise needed to develop and manage our new business.   Accordingly, on September 7, 2007, we entered into a share and exchange agreement where we acquired Global Clean Energy Holdings, LLC, a Delaware limited liability company (“Global LLC”).  Global LLC was a company that owned certain trade secrets, know-how, business plans and relationships relevant to the cultivation and production of Jatropha, for the purpose of providing feedstock oil intended for the production of bio-diesel and green diesel and the production of biomass as a fossil fuel replacement. Richard Palmer and Mobius Risk Group, LLC (“Mobius”), a Texas limited liability company, were the sole owners of the outstanding equity interests of Global LLC.

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

On July 19, 2010, the Company completed a merger with a newly formed, wholly owned subsidiary to reincorporate in the State of Delaware, which merger was approved by the Company’s stockholders at an annual meeting of stockholders held on July 15, 2010.  As a result, the Company is now a corporation governed by the laws of the State of Delaware.  However, the business, directors and executive officers of the Company remain unchanged.

Our principal executive offices are located at 100 W. Broadway, Suite 650, Long Beach, Los Angeles County, California 90802, and our current telephone number at that address is (310) 641-GCEH (4234).  We maintain a website at: www.gceholdings.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

Our bio-fuels operations in Latin America will be coordinated through our Globales Energia Renewables subsidiary in Mexico.  Although we also operate a 400-hectare farm in Belize, our principal farming operations currently are conducted on our two joint venture farms, consisting of an aggregate of 8,849 hectares located in the Tizimin region of the Yucatan in Mexico.  The following is a summary of certain factors relevant to an understanding of the operations of the Tizimin farms:

1.
The first Jatropha trees that we planted on the Tizimin farm two years ago are now beginning to flower, and we are expecting to start harvesting commercial quantities of fruit in the fourth quarter of 2010.  As a result, we expect to commence generating our first revenues from the commercial sale of Jatropha seeds/oil by the end of 2010.  Jatropha seeds can be harvested twice a year.  Accordingly, as the trees that we planted during the past two years mature, our harvests of Jatropha seeds will increase in 2011 and thereafter and increase our future revenues from our Tizimin operations.

2.
Although some of our Jatropha trees will produce a commercial harvest of seeds later this year, the amount of this initial harvest is expected to be lower than previously anticipated do to the late rainy season and poor soil conditions in some harvested sections of the Tizimin farms.

3.
Our Tizimin operations are eligible for agricultural and other subsidies provided to certain foreign owned farming operations by the federal government of Mexico.  We have applied for over $900,000USD in subsidies which, if granted, will be funded over the next 12 months.  These subsidies will help defray some of our initial start-up costs that we have incurred in establishing these farms.

4.
We are now operating two nurseries for new Jatropha trees in the Tizimin area, which will improve our ability to plant and cultivate the remaining portions of our second farm and any additional farms that we may acquire in the future.

5.
Oil extraction facilities, germplasm resources, and sheep herding capabilities are all being expanded in anticipation of our expanding Jatropha operations. Oil extraction facilities are expected to be located offsite of the present farms.

6.
Our Tizimin farms are being developed for the purpose of producing bio-fuels from Jatropha seeds.  However, our development and cultivation of these farms has also enabled us to generated small amounts of ancillary revenues from these operations.  For example, we now receive revenue from the sale of biomass (waste wood removed from our farms as the land is cleared for Jatropha planting), sales of sheep that graze on our lands and control weeds, and sale of the husks of the Jatropha seeds.

7.
Total capital for expenses and operations, since inception, for the two farms in the Tizimin area (through June 30, 2010) have been below budget and total approximately $7.7 million for the first farm and $1 million for the second farm. All funding has to date been provided by the investing partners of the two joint ventures that own the two Tizimin farms.  These investment partners will have a priority right to revenues generated from these two farms.

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

Agricultural Producer.  All costs incurred until the actual planting of the Jatropha plant are considered development costs. Plantation development costs have been accumulated in the balance sheet during the development period and are being accounted for in accordance with accounting standards for agricultural producers and agricultural cooperatives.  The direct costs associated with each farm in connection with the producing of Jatropha revenue streams have been deferred and accumulated as an asset. Other general costs without expected future benefits are being expensed when incurred.

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note A to the Consolidated Financial Statements included in the Annual Report, dated December 31, 2009.  However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Results of Operations

In 2007, we discontinued our prior bio-pharmaceutical operations, and instead decided to focus our efforts and business resources in the emerging alternative energy fuels business.  As a result, as we established and developed our Jatropha business operations, we operated as a “development stage enterprise” under applicable accounting rules and standards. In late 2009, we commenced our planned bio-fuels operations and ceased being categorized as a development stage enterprise.

Revenues and Gross Profit.  Since we commenced our bio-fuels energy business in 2007, we have been primarily engaged in acquiring, clearing, planting and otherwise preparing our two farms for future harvests of Jatropha seeds.  As a result, we have not yet generated revenues from the larger scale commercialization of Jatropha.  Now that our Jatropha trees are starting to mature, we anticipate that we will commence generating revenues from these sources in late 2010 and thereafter in 2011.  We continued to achieve our planned operations in the second quarter of 2010.  In late 2009, we began generating revenues from the limited sale of our bio-fuel products and from Jatropha-related consulting services that we provide to third parties.  We currently provide consulting services to large enterprises that intend to develop larger Jatropha farms for the production of bio-diesel for their own uses.  These third party farms will not directly compete with our existing operations.  We anticipate that revenues from these consulting services will constitute the largest source of our revenues in 2010 and possibly thereafter until our Tizimin farms become fully operational.

During the three months and six months ended June 30, 2010, we recognized revenues of $71,864 and $204,717, respectively, as compared with $29,236 and $69,236, respectively, for the same period in 2009. The Jatropha plants that we have planted over the last two years are maturing and starting to produce commercial quantities of Jatropha fruit that can be harvested for sale.  The increase in revenues compared with the same period in 2009 is the result of revenues generated from the sale of our Jatropha farm products, and an increase in our Jatropha farm advisory services to third parties, from which we generate additional revenue streams.  Revenues from such advisory services in the three and six month periods of 2010 were $33,054 and $154,774, respectively.  We did not provide any such advisory services in 2009.

 Operating Expenses. Our general and administrative expenses related to our continuing operations for the three months and the six months ended June 30, 2010, were $490,333 and $1,251,992, respectively, compared to $599,345 and $ 940,438, respectively, for the same period in 2009.  General and administrative expense principally includes officer compensation; outside services, such as legal, accounting, and consulting expenses; share-based compensation; and other general expenses such as insurance, occupancy costs, travel, etc.  The net decrease in general and administrative expenses for the three months ended June 30, 2010, compared to the prior year was principally the result of a decrease in share-based compensation of $282,988, net of an increase in the cost of outside services for legal, accounting, and consulting services. The net increase in outside services costs for the six months ended June 30, 2010, was principally the result of an increase in the cost of consulting services associated with our growing operations.

For the three months and six months ended June 30, 2010, we recorded Plantation Operating Costs of $174,430 and $449,438, respectively, from the operations of the Tizimin and Belize farms. There were no Plantation Operating Costs recognized in the three months and six months ended June 30, 2009, as the Company was still a developmental stage entity.

Other Income/Expense. The principal component of Other Income/Expense for the current period is Gain on Settlement of Liabilities.  Gain on Settlement of liabilities for the three months and the six months ended June 30, 2010, was $405,530 and $600,802, respectively. There was no Gain on Settlement of liabilities for the comparable period in 2009. This gain was primarily from the settlement of historic liabilities primarily incurred by prior management in connection with our discontinued pharmaceutical operations that have been on our records for several years.

Interest expense increased for the three months ended June 30, 2010 to $105,235 from $82,016 for the three months ended June 30, 2009. Interest expense for the six months ended June 30, 2010 was $197,665 as compared to $163,525 for the same six-month period in 2009. This increase in interest expense is primarily due to the increase in debt associated with the acquisition of additional land for our farm operations in Tizimin, Mexico.

Income (Loss) from Discontinued Operations.  During the three months and six months ended June 30, 2010, we recognized a gain from discontinued operations of $36,026 and $60,873, respectively, compared to loss from discontinued operations of $182,063 and $21,315 for the comparable period in 2009. The income or loss from discontinued operations for the three months and six months ended June 30, 2010 and 2009 principally relates to foreign currency exchange rate gains or losses on liabilities associated with our former business, which are denominated in euros.

Net loss attributable to the non-controlling interest.  Effective April 23, 2008, we entered into a limited liability company agreement (“LLC Agreement”) to form GCE Mexico I, LLC, a Delaware limited liability company (“GCE Mexico”), with six unaffiliated investors (collectively, the “Investors”).  We own 50% of the common membership interests of GCE Mexico and five of the Investors own the other 50% of the common membership interests. The proceeds from the preferred membership units, and further contributions, have been used to fund the operations of Asideros Globales Corporativo 1  (“Asideros 1”) and Asideros Globales Corporativo 2 (“Asideros 2”), each of which have acquired and currently own land in Tizimin, Mexico.  We own 1% of each of Asideros 1 and Asideros 2, and the balance is owned by GCE Mexico.  Accordingly, we own 50.5% of Asideros 1 and Asideros 2 either directly or through our common membership interest in GCE Mexico I.  As such, our consolidated financial statements include the accounts of both Asideros farm entities.  Under the LLC Agreement, the net loss allocated from Asideros 1 and Asideros 2 to GCE Mexico is then further allocated to the members of GCE Mexico according to the investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest.   The net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico I, LLC to the preferred membership interests.

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded income of $82,878 for the three month ended June 30, 2010, as compared to a loss of $651,412 for the same three-month period in 2009. For the six months ended June 30, 2010 the net loss was $299,500, as compared to a loss of $715,500 for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $1,093,935 in cash and had a working capital deficit of $4,510,334, as compared with $833,584 in cash and a working capital deficit of $4,985,518 as of December 31, 2009.  However, substantially all of our cash balances represent funds provided to us by the Investors for the operations of the Tizimin farms owned by Asideros 1 and Asideros 2 and, therefore, are not available to us for our working capital or other purposes, and are not available to us to reduce our legacy indebtedness.  Since our inception, we have financed our operations primarily through private sales of equity and debt financing. In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of additional securities or from an increase in operating revenues.  Outstanding indebtedness at June 30, 2010 totaled $9,242,193. The existence of the foregoing working capital deficit and liabilities is expected to negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.

On November 16, 2009, we entered into a new definitive agreement for the sale of all patents, rights, and data associated with our remaining legacy pharmaceutical assets for 350,000 Euros, and a revenue sharing arrangement to pay up to 2,000,000 Euros to the Company should such legacy pharmaceutical assets ever be commercialized. This transaction was completed on December 22, 2009. In connection with the sale, the Company has recognized a gain of $3,298,511, consisting of cash received of $518,655, the assumption of research and development obligations with a carrying value of $2,758,350, and the assumption of accounts payable of $21,506. If such legacy pharmaceutical assets were ever commercialized by the buyer, the entire transaction would be valued at 4.2 million Euros (as of the date of the sale). Although we are hopeful that the legacy pharmaceutical assets will be commercialized, no assurance can be given if or when any additional cash will be provided to the Company from the pharmaceutical assets that we sold. We will continue to maintain a security interest in such assets until the final 2,000,000 Euro payment is made, if ever. Cash proceeds received on December 22, 2009, in connection with the sale of the legacy pharmaceutical assets were used to finance our immediate working capital needs and to retire certain limited historic liabilities.

To date, we have funded our operations from loans we have obtained, from the proceeds of the sale of equity and debt securities of the Company, and from the management fees we have received from commercial clients and GCE Mexico I, LLC.  Recently we have also commenced generating cash from Jatropha related consulting services that we currently provide to third parties.  We anticipate that we will continue to generate such consulting services in the near term, and that such consulting fees fund our immediate, short-term working capital needs.  However, we do not have sufficient cash in hand to continue our current operations through the end of the fiscal year and we may need to raise funds in the future in order to continue to operate.  In addition, our business plan calls for significant infusion of additional capital to establish additional Jatropha farms in Mexico and other locations. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms.  Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures. The formation and funding of the GCE Mexico I, LLC was the first of a series of planned transactions to expand our Jatropha operations. Under GCE Mexico I, LLC, our 5,150-acre farm in Tizimin, Mexico was recently expanded by the acquisition of approximately 3,700 additional acres.

Effective July 2, 2009, we purchased all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), from its four shareholders.  TAL owns and operates a 400-acre farm in subtropical Belize, Central America, which currently is producing Jatropha.  TAL also has been performing plant science research and has been providing technical advisory services for propagation of Jatropha for a number of years.  Under the Stock Purchase Agreement, as amended, in consideration for the purchase of all of the shares of TAL, (i) promissory notes were issued by TAL to the four former owners as evidence of its indebtedness to them in the aggregate amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009), and (ii) an aggregate of 8,952,757 unregistered shares of our common stock were issued to the four former owners.  The maturity date of the promissory notes has been extended through January 1, 2011. Since the TAL promissory notes are secured by a mortgage on the 400-acre farm, our failure to pay these notes upon their maturity could result in the loss of that farm and our investment in the Belizean Jatropha farm.

While we have commenced negotiations with various third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will be able to enter into any agreements to obtain funding, sell carbon credits or form additional strategic partnerships.  Without raising additional cash (through the sale of our securities, the sale or carbon credits, or strategic arrangements), we will not be able to implement our business plan in the Jatropha business and will have to further reduce our operations, revise our business plan to reduce the scope of our planned operations.

On March 16, 2010, we issued $567,000 of convertible notes to two investors.   The convertible notes mature on the earlier of (i) March 16, 2012, and (ii) upon written demand of payment by the investors following our default thereunder. The maturity date of these notes may be extended by written notice made by the investors at any time prior to March 16, 2012.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each three-month anniversary of the issuance of the notes.  We may, at our option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of our common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price (VWAP) for each of the five consecutive trading days immediately preceding the interest payment date. At any time following the first anniversary of the issuance of the convertible notes, at the option of the investors, the outstanding balance thereof (including accrued and unpaid interest thereon) may be converted into shares of our common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting our capital stock.  These convertible notes rank senior to all other indebtedness of the Company, and will remain senior or pari passu with all accounts payable and other similar liabilities incurred by the Company in the ordinary course of business. We may not prepay the convertible notes without the prior consent of the investors. Virtually all of the proceeds from the sale and issuance of these notes were used to fully repay previous outstanding indebtedness of the Company.

On March 30, 2010, we entered into a stock purchase agreement with two accredited investors, pursuant to which we issued and sold 25,000,000 shares of our common stock at a price of $0.02 per share, for aggregate proceeds of $500,000.  The Shares were not registered under the Securities Act of 1933, as amended, and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Act and Regulation D promulgated thereunder.  Proceeds from the sale and issuance of the Shares were used to retire outstanding indebtedness.

We have submitted an application for funding to the Overseas Private Investment Corporation, (“OPIC”). OPIC was established as an agency of the United States government in 1971, and, among other goals, the agency helps U.S. businesses invest overseas, fosters economic development in new and emerging markets and complements the private sector in managing risks associated with foreign direct investment. The Company is making application to OPIC for up to $15 million for funding the expansion of our existing Jatropha farms in Mexico. However, the Company can make no assurance when, if ever, such funding will be made available. We are anticipating an approval or denial to our application in the third or fourth quarter of 2010.  If approved, we would expect the first of the funding within three months of final approval.

In the absence of additional outside funding (including from OPIC, proceeds from the sale of our securities or entering into other joint venture relationships), and unless our operating revenues significantly increase, we do not expect to have sufficient cash on hand to fund our projected working capital needs for the next twelve months.  In such event, we may have to scale back our current and proposed operations or take other actions to preserve our on-going operations.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS.

On April 12, 2010, Mobius Risk Group, LLC (“Mobius”) filed a complaint against the Company in the United States District Court Southern District of Texas Houston Division, alleging that the Company breached that certain Services Agreement, dated April 30, 2007, between Mobius and the Company.  Under the Services Agreement, Mobius was required to provide professional services in connection with growing, producing, manufacturing, and selling seed oils.  As permitted by the Services Agreement, the Company terminated the Services Agreement on July 11, 2008.  In its complaint, Mobius has alleged that the Company failed to pay Mobius a total of $551,178.  The Company has disputed the Mobius claim, and has asserted a counter claim against Mobius for direct damages sustained by the Company from the lack of performance of Mobius under the terms of the Service Agreement. Furthermore, the Company has also filed a counterclaim for breach of fiduciary duty against Eric Melvin, the CEO of Mobius and a former member of the Company’s Board of Directors, for conduct arising from his prior position as a director of the Company.

On July 13, 2010, Dee Burgess, a former consultant of Medical Discoveries, Inc. (the name of our company until changed in connection with our new Jatropha business), filed a complaint against the Company in the Third Judicial District Court, State of Utah. The complaint alleges that Ms. Burgess is owed $80,000 for services allegedly provided to the Company in 2004, 2005, and 2006.  The Company has not yet been served with the complaint.

Based on the Company’s evaluation of the claims made against the Company, the basis for the claims, and the Company’s defenses and counterclaims, management currently does not believe that the anticipated resolution of these two outstanding legal matters will have a material adverse effect on the Company’s financial position or results of operations.  However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue any unregistered securities during the three-month period ended June 30, 2010 that were not previously reported in a Current Report on Form 8-K.

On April 26, 2010, the Company received a notice for the exercise of 4,575,495 financing-based warrants and 5,827,600 compensation-based warrants to acquire common stock on a cashless basis.  The warrants were exercisable at $0.01 per share.  The Company issued 8,545,399 shares of its common stock to the entity as a result of the cashless exercise.

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

Dated: August 12, 2010	GLOBAL CLEAN ENERGY HOLDINGS, INC.

	By:	/s/ BRUCE K. NELSON
Bruce K. Nelson
Chief Financial Officer