Form 10-Q
period 2010-09-30
Global Clean Energy Holdings, Inc.
filed 2010-11-12
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 20, 2010, the issuer had 270,464,478 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.

For the quarter ended September 30, 2010

FORM 10-Q

TABLE OF CONTENTS

i

PART I

ITEM 1.  FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,086,324	$833,584
Accounts receivable	29,757	146,730
Inventory	161,173	-
Other current assets	140,460	131,741
Total Current Assets	1,417,714	1,112,055

PROPERTY AND EQUIPMENT	8,128,451	6,441,489

DEFERRED GROWING COST	925,628	-

OTHER NONCURRENT ASSETS	8,761	2,691

TOTAL ASSETS	$10,480,554	$7,556,235

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,744,333	$2,117,573
Accrued payroll and payroll taxes	1,761,644	1,491,385
Accrued interest payable	1,058,597	853,811
Accrued return on noncontrolling interest	1,199,811	610,870
Promissory notes	31,681	509,232
Capital lease liability	7,586	-
Notes payable to shareholders	292,844	321,502
Convertible notes payable	193,200	193,200
Total Current Liabilities	6,289,696	6,097,573

LONG-TERM LIABILITIES
Long term capital lease liability	88,905	-
Convertible notes payable	567,000	-
Mortgage notes payable	2,793,934	2,051,282
Total Long Term Liabilities	3,449,839	2,051,282

EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized Series B, convertible; 13,000 shares issued (aggregate liquidation preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized; 270,464,478 and 236,919,079 shares issued and outstanding, respectively	270,464	236,919
Additional paid-in capital	23,561,004	22,998,907
Accumulated deficit	(26,889,930)	(26,308,143)
Accumulated other comprehensive loss	(5,600)	(6,108)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(3,064,049)	(3,078,412)
Noncontrolling interests	3,805,068	2,485,792
Total equity (deficit)	741,019	(592,620)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$10,480,554	$7,556,235

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$169,653	$148,915	$374,370	$218,151

Operating Expenses
General and administrative	654,336	264,217	1,906,328	1,204,655
Plantation operating costs	30,986	-	480,424	-

Total Operating Expenses	685,322	264,217	2,386,752	1,204,655

Loss from Operations	(515,669)	(115,302)	(2,012,382)	(986,504)

Other Income (Expenses)
Interest income	37	2	64	4
Interest expense	(164,702)	(82,035)	(362,367)	(245,560)
Gain on settlement of liabilities	-	-	600,802	-
Foreign currency transaction adjustments	25,139	(2,101)	17,622	(94)

Total Other Income (Expenses)	(139,526)	(84,134)	256,121	(245,650)

Loss from Continuing Operations	(655,195)	(199,436)	(1,756,261)	(1,232,154)

Income (Loss) from Discontinued Operations	(39,778)	(161,126)	21,095	(182,441)

Net Loss	(694,973)	(360,562)	(1,735,166)	(1,414,595)

Net Loss Attributable to the Noncontrolling Interest	(412,686)	(166,084)	(1,153,379)	(504,617)

Net Loss attributable to Global Clean Energy Holdings, Inc.	$(282,287)	$(194,478)	$(581,787)	$(909,978)

Amounts attributable to Global Clean Energy Holdings, Inc. common shareholders:
Loss from Continuing Operations	$(242,509)	$(33,352)	$(602,882)	$(727,537)
Income (Loss) from Discontinued Operations	(39,778)	(161,126)	21,095	(182,441)
Net Loss	$(282,287)	$(194,478)	$(581,787)	$(909,978)

Basic and Diluted Loss per Common Share:
Income (Loss) from Continuing Operations	$(0.0009)	$(0.0001)	$(0.0023)	$(0.0032)
Income (Loss) from Discontinued Operations	(0.0001)	(0.0007)	0.0001	(0.0008)

Net Loss per Common Share	$(0.0010)	$(0.0008)	$(0.0022)	$(0.0040)

Basic and Diluted Weighted-Average Common Shares Outstanding	270,464,478	236,724,454	258,774,858	229,441,296

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(1,735,166)	$(1,414,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction loss (gain)	(21,056)	115,170
Gain on settlement of liabilities	(600,802)	-
Share-based compensation	95,642	401,197
Depreciation	172,838	1,649
Changes in operating assets and liabilities:
Accounts receivable	118,360	(116,618)
Inventory	(157,231)	-
Other current assets	(50,117)	(49,392)
Deferred growing costs	(902,984)	-
Accounts payable and accrued expenses	638,888	823,271
Net Cash Used in Operating Activities	(2,441,628)	(239,318)
Cash Flows From Investing Activities
Purchase of land	(715,658)	-
Plantation development costs	(609,260)	(1,191,767)
Purchase of property and equipment	(183,011)	(266,658)
Proceeds from disposal of assets	-	12,624
Cash acquired in acquisition of Technology Alternatives, Limited	-	2,532
Net Cash Used in Investing Activities	(1,507,929)	(1,443,269)
Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	500,000	50,000
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	2,817,722	2,204,063
Proceeds from notes payable	742,652	15,000
Payments on notes payable	(478,726)	-
Proceeds from convertible notes payable	567,000	-
Net Cash Provided by Financing Activities	4,148,648	2,269,063
Effect of exchange rate changes on cash	53,649	(29,274)
Net Increase in Cash and Cash Equivalents	252,740	557,202
Cash and Cash Equivalents at Beginning of Period	833,584	291,309
Cash and Cash Equivalents at End of Period	$1,086,324	$848,511

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$157,581	$-
Noncash Investing and Financing Activities:
Cashless exercise of warrants	8,545	-
Accrual of return on noncontrolling interest	588,941	325,638
Plantation costs financed by accounts payable	32,497	204,388
Equipment depreciation capitalized to plantation development costs	-	38,052
Release of common Stock held in escrow	-	17,618
Issuance of common stock for net assets of Technology Alternatives, Ltd	-	179,055
Equipment purchase for debt	103,195	-

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

On September 7, 2007, MDI entered into a share exchange agreement pursuant to which it acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, discussed further in Note 3 Global Clean Energy Holdings, LLC was an entity that had certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant.  With this transaction, MDI commenced the research and development of a business whose purpose is to provide feedstock oil intended for the production of bio-diesel.

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

On July 2, 2009, the Company acquired 100% of the equity interests of Technology Alternatives, Limited (TAL), which has developed a farm in Belize for cultivation of the Jatropha plant.  TAL has also developed a nursery capable of producing Jatropha seedlings and rooted cuttings, and provided technical advisory services for the propagation of the Jatropha plant.

On July 19, 2010, the reincorporation of the company from a Utah corporation to a Delaware corporation was completed, as approved by shareholders. In the reincorporation, each outstanding share of the company’s common stock was automatically converted into one share of common stock of the surviving Delaware corporation. In addition, the par value of the Company’s capital stock changed from no par per share to $0.001 per share.  The effects of the change in par value have been reflected retroactively in the accompanying condensed consolidated financial statements and notes thereto for all periods presented.  The effect of retroactively applying the par value of $0.001 per share resulted in reclassification of $17,644,228 of common stock and $1,290,722 of preferred stock as of December 31, 2009 to additional paid-in capital.  The reincorporation did not result in any change in the company’s name, ticker symbol, CUSIP number, business, assets or operations. The management and Board of Directors of the company remained the same.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.  The results of operations for the three months and nine months ended September 30, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010.

Accounting for Agricultural Operations

All costs incurred until the actual planting of the Jatropha Curcas plant are capitalized as plantation development costs, and are included in “Property and Equipment” on the balance sheet. Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with accounting standards for Agricultural Producers and Agricultural Cooperatives. The direct costs associated with each farm and the production of the Jatropha revenue streams have been deferred and accumulated as a noncurrent asset, “Deferred Growing Costs”, on the balance sheet. Other general costs without expected future benefits are expensed when incurred.

Profit/Loss per Common Share

Profit/Loss per share amounts are computed by dividing profit or loss applicable to the common shareholders of the Company by the weighted-average number of common shares outstanding during each period. Diluted profit or loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  All outstanding stock options, warrants, convertible notes, and convertible preferred stock are currently antidilutive and have been excluded from the calculations of diluted profit or loss per share at September 30, 2010 and 2009, as follows:

	September 30,
	2010	2009
Convertible notes	19,028,671	128,671
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	26,475,662	29,742,552
Compensation-based stock options and warrants	69,031,483	60,859,083
	126,353,997	102,548,487

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

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provided clarification for existing disclosures requirements. More specifically, this update will require an entity to disclose separately (a) the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the new disclosure requirements in the first quarter of fiscal 2010.  Other than requiring additional disclosures, adoption of this guidance did not have and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a loss from continuing operations applicable to its common shareholders of $602,822 and $928,733 during the nine-month period ended September 30, 2010 and during the year ended December 31, 2009, respectively, and has an accumulated deficit applicable to its common shareholders of $26,889,930 at September 30, 2010.  The Company also used cash in operating activities of $2,441,628 and $1,225,629 during the nine-month period ended September 30, 2010 and during the year ended December 31, 2009, respectively.  At September 30, 2010, the Company has negative working capital of $4,871,892 and a stockholders’ deficit attributable to its stockholders of $3,064,049.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of seed oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the new business model.  In order to fund its new operations, the Company has sold Series B preferred stock in the amount of $1,300,000, has issued a secured promissory note with aggregate borrowings of $625,000, has received $8,013,050 in capital contributions from the preferred membership interest in GCE Mexico I, LLC, has issued mortgages in the total amount of $2,793,934 for the acquisition of land, and has received proceeds of $650,000 from the sale of common stock.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Mobius Consulting Agreement

Concurrent with the execution of the Global Agreement, the Company entered into a consulting agreement with Mobius pursuant to which Mobius agreed to provide consulting services to the Company in connection with the Company’s new Jatropha biofuel feedstock business. The Company engaged Mobius as a consultant to obtain Mobius’ experience and expertise in the feedstock/bio-diesel market to assist the Company and Mr. Palmer in developing this new line of operations for the Company.  Mobius agreed to provide the following services to the Company: (i) manage and supervise a contemplated research and development program contracted by the Company and conducted by the University of Texas Pan American regarding the location, characterization, and optimal economic propagation of the Jatropha plant; and (ii) assist with the management and supervision of the planning, construction, and start-up of plant nurseries and seed production plantations in Mexico, the Caribbean or Central America.

The original term of the agreement was twelve months.  Under the agreement, Mobius was required to supervise the hiring of certain staff to serve in management and operations roles of the Company, or to hire such persons to provide similar services to the company as independent contractors.  Mobius’ compensation for the services provided under the agreement was a monthly fee of $45,000.  The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided.  The Company terminated the agreement in July 2008, with the termination to become effective August 2008.  The Company had recorded liabilities to Mobius of $322,897 for accrued, but unpaid, compensation and costs as of September 30, 2010 and December 31, 2009.  However, the Company disputes these charges, and the additional amounts that Mobius claims that it is owed, and is currently in litigation with Mobius to resolve this liability.

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

The LODEMO Group initially provided the foregoing and other necessary services for a fee.  The Company had agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement has a 20-year term but may be terminated or modified earlier by the Company under certain circumstances. The scope of work that was suppose to be performed by LODEMO was reduced and modified, and the Company, through its Mexican subsidiary, took over these functions from LODEMO on a go-forward basis.  Under this modified agreement, the Company has paid the LODEMO Group or accrued $14,275 during the three-months period ended September 30, 2009 and $616,365 during the nine months ended September 30, 2009,  all of which was capitalized as plantation development costs.  This agreement was cancelled in 2009.  As of September 30, 2010 the Company owed the LODEMO Group $251,500 for accrued, but unpaid, compensation and costs and $204,085 as of December 31, 2009.

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

In addition, two of the Investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico in installments and as required, funding the development and operations of the Jatropha Farm.  The preferred members have made capital contributions of $1,117,340 and $645,377 during the three-month periods ended September 30, 2010 and 2009, respectively, and total contributions of $8,013,050 received by GCE Mexico from these Investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the Investors, as requested by management and as required by the operation in 2010 and the following years.  These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest.  The preferential return totaled $221,035 and $123,948 during the three-month periods ended September 30, 2010 and 2009, respectively, and totaling $1,199,811 since the execution of the LLC Agreement.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Property and Equipment

Property and equipment are as follows:

	September 30,	December 31,
	2010	2009

Land	$2,896,696	$2,079,914
Plantation development costs	4,367,224	3,633,288
Plantation equipment	1,068,783	805,719
Office equipment	85,376	33,478

Total cost	8,418,079	6,552,399
Less accumulated depreciation	(289,628)	(110,910)

Property and equipment, net	$8,128,451	$6,441,489

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

Note 5 – Accrued Payroll and Payroll Taxes

A significant portion of accrued payroll and payroll taxes relates to unpaid compensation for officers and directors that are no longer affiliated with the Company.  Accrued payroll taxes will become due upon payment of the related accrued compensation.  Accrued payroll and payroll taxes are composed of the following:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30,	December 31,
	2010	2009

Accrued payroll, vacation, and related payroll taxes for current officers	$1,087,355	$570,726
Former Chief Executive Officer, resigned 2007, including $500,000 under the Release and Settlement Agreement	570,949	570,949
Other former officers and directors	77,750	311,200
Accrued payroll taxes on accrued compensation to former officers and directors	25,590	38,510

Accrued payroll and payroll taxes	$1,761,644	$1,491,385

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

Note 6 – Debt

Promissory Note

In October 2009, a bank loaned TAL $67,800 Belize Dollars (US $35,554 based on exchange rates in effect on the date of the note).  The note bears interest at 13% per annum, is unsecured, and is due on demand.  The balance of the note at September 30, 2010 is $61,279 Belize Dollars (US $31,681 based on exchange rates in effect at September 30, 2010).  The balance of the note at December 31, 2009 was $66,548 Belize Dollars (US $34,232 based on exchange rates in effect at December 31, 2009).

Notes Payable to Shareholders

The Company has notes payable to certain shareholders in the aggregate amount of $26,000 and $56,000 at September 30, 2010 and December 31, 2009, respectively.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $42,492 and $85,541 at September 30, 2010 and December 31, 2009, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

As more fully disclosed in Note 3 to these condensed consolidated financial statements, the Company has promissory notes to the former shareholders of TAL in the amount of $516,139 Belize dollars (US $266,844 based on exchange rates in effect at September 30, 2010 and US $266,844 based on exchange rates in effect at December 31, 2009).  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were originally due on December 29, 2009, but the due date had been extended to June 28, 2010 and subsequently extended to January 1, 2011.

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

The Company has other convertible notes payable to certain individuals in the aggregate amount of $193,200 at September 30, 2010 and December 31, 2009.  The notes originated in 1996, bear interest at 12%, are unsecured, and are currently in default.  Each $1,000 note is convertible into 667 shares of the Company’s common stock.
Accrued interest on the convertible notes totaled $289,324 and $271,983 at September 30, 2010 and December 31, 2009, respectively.

Lease Commitment

During June 2010, the Company entered into a new two-year and two month lease agreement with average monthly payments including prescribed common area fees of $3,400, with a 3% annual increase in lease payments.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Future minimum lease payments under operating lease obligations as of September 30, 2010 were as follows:
Year Ending
December 31,
2010	$10,200
2011	41,500
2012	24,500

Operating Lease Payable	$76,200

Plantation equipment recorded under the two capital leases is included in “property and equipment” and amounted to $77,396 at September 30, 2010.  As the assets were purchased at the end of the period, no amortization was recorded as of September 30, 2010.  Depreciation of the capitalized asset will be computed on the straight-line basis over the lease term and will be included in depreciation expense.  Imputed interest on the lease is 13.25% with principal and interest due in equal monthly installments of $1,309 each, or $2,618 combined.  The balance of the leases payable as of September 30, 2010 was $77,396 and is due to be paid in full by October 2013.

Transportation equipment recorded under a capital lease is included in “property and equipment” and amounted to $19,095 at September 30, 2010.  As the assets were purchased at the end of the period, no amortization was recorded as of September 30, 2010.  Depreciation of the capitalized asset will be computed on the straight-line basis over the lease term and will be included in depreciation expense.   Imputed interest on the lease is 14.50%,with principal and interest due in monthly installments of $784.  The balance of the lease payable as of September 30, 2010 was $19,095 and is due to be paid in full in 30 equal monthly installments, or by March 2013.

Future minimum lease payments under capital lease obligations as of September 30, 2010 were as follows:
Year Ending
December 31,
2010	$7,586
2011	40,814
2012	40,814
2013	27,739
116,954
Less amount representing interest	(20,463)

Capital Lease Payable	$96,491

Settlement of Liabilities

The Company has negotiated the settlement of liabilities carried on the condensed consolidated balance sheet and has recorded significant gains.  The gain on settlement of liabilities for the nine months ended September 30, 2010 was $600,802.  There was no gain on settlement of liabilities for the comparable period in 2009. This gain was primarily from the settlement of historic liabilities primarily incurred by prior management in connection with the discontinued pharmaceutical operations that have been on the Company’s records for several years.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Changes in Equity (Deficit)

A summary of the composition of Equity (Deficit) of the Company at September 30, 2010 and 2009, and the changes during the nine months then ended is presented in the following table:
	Total Global Clean
	Holdings, Inc.
	stockholders'	Noncontrolling	Total equity
	equity (deficit)	interest	(deficit)

Balance at December 31, 2009	$(3,078,412)	$2,485,792	$(592,620)
Issuance of common stock	500,000	-	500,000
Capital contribution from noncontrolling interest	-	2,817,722	2,817,722
Share-based compensation	95,642	-	95,642
Accrual of preferential return for the noncontrolling interest	-	(588,941)	(588,941)
Net loss	(581,787)	(1,153,379)	(1,735,166)
Other comprehensive loss	508	243,874	244,382

Balance at September 30, 2010	$(3,064,049)	$3,805,068	$741,019

	Total Global Clean
	Holdings, Inc.
	stockholders'	Noncontrolling	Total equity
	equity (deficit)	interest	(deficit)

Balance at December 31, 2008	$(5,948,575)	$1,962,022	$(3,986,553)
Issuance of common stock	229,055	-	229,055
Capital contribution from noncontrolling interest	-	2,204,063	2,204,063
Share-based compensation	401,197	-	401,197
Accrual of preferential return for the noncontrolling interest	-	(325,638)	(325,638)
Net loss	(909,978)	(504,617)	(1,414,595)
Accumulated other comprehensive loss	(4,609)	(22,271)	(26,880)

Balance at September 30, 2009	$(6,232,910)	$3,313,559	$(2,919,351)

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 – Stock Options and Warrants

Stock Options and Compensation-Based Warrants

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance there under. As further explained in Note 9 to these condensed consolidated financial statements, the Company granted stock options during the nine months ended September 30, 2010 to acquire 12,000,000 shares of the Company’s common stock to the Company’s Chief Executive Officer.  The Company granted stock options during the nine months ended September 30, 2009 to acquire 1,000,000 shares of the Company’s common stock to non-employee directors.  These options are exercisable at $0.02 per share, vest monthly over ten months starting August 31, 2009, and expire July 3, 2014.  During the nine months ended September 30, 2009, the Company also issued compensation-based stock warrants to an investment banking firm to acquire 7,700,000 shares of the Company’s common stock at $0.0325 per share.  Additionally, during the nine months ended September 30, 2010, the Company issued compensation-based warrants to purchase 250,000 shares of common stock to a law firm.   Effective April 1, 2010, the Company appointed Martin Wenzel to its board of directors.  Mr. Wenzel was granted an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  The option vests over ten equal monthly installments commencing May 1, 2010 and expires on April 1, 2015.

On July 19, 2010, the stockholders approved the 2010 Stock Incentive Plan. The granting of options and other stock awards is an important incentive tool for the Company’s employees, officers and directors. The 2010 Plan provides a means by which employees, directors and consultants of the Company may be given an opportunity to benefit from increases in the value of our common stock, and to attract and retain the services of such persons.  All of our employees, directors and consultants are eligible to participate in the 2010 Plan. The total number of shares of common stock which may be offered, or issued as restricted stock or on the exercise of options or Stock Appreciation Rights (SARs) under the Plan shall not exceed twenty million (20,000,000) shares of common stock.  The shares subject to an option or SAR granted under the Plan that expire, terminate or are cancelled unexercised shall become available again for grants under this Plan.  If shares of restricted stock awarded under the Plan are forfeited to the Company or repurchased by the Company, the number of shares forfeited or repurchased shall again be available under the Plan.  Where the exercise price of an option is paid by means of the optionee’s surrender of previously owned shares of common stock or the Company’s withholding of shares otherwise issuable upon exercise of the option as may be permitted herein, only the net number of shares issued and which remain outstanding in connection with such exercise shall be deemed “issued” and no longer available for issuance under this Plan.  No eligible person shall be granted options or other awards during any twelve-month period covering more than Five Hundred Thousand (500,000) shares of common stock.

On August 17, 2010, the Board of Directors approved the adoption of the 2010 Stock Incentive Plan, and directed management to issue 900,000 share options to certain consultants in the United States and certain employees in Mexico. These options shall vest over the next 12 to 24 months and have an exercise price of $0.04 per share.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the status of options and compensation-based warrants at September 30, 2010, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2009	61,209,083	$0.03
Granted	13,650,000	0.02
Exercised	(5,827,600)	0.01
Expired	-	-

Outstanding at September 30, 2010	69,031,483	0.03	5.3 years	$554,367

Exercisable at September 30, 2010	55,581,483	$0.04	4.3 years	$400,267

At September 30, 2010, options to acquire 80,000 shares of common stock have no stated contractual life.  The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  The weighted-average fair value of stock options granted and compensation-based warrants issued during the nine months ended September 30, 2010 was $0.0096.  The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the six months ended September 30, 2010 were risk-free interest rate of 3.46%, volatility of 156%, expected life of 9.4 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.  The intrinsic values are based on a September 30, 2010 closing price of $0.032 per share.

Share-based compensation from all sources recorded during the three months and nine months ended September 30, 2010 was $35,306 and $95,642, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  Share-based compensation from all sources recorded during the three months and nine months ended September 30, 2009 was $14,982 and $401,197, respectively, and is reported as general and administrative expense.  As of September 30, 2010, there is approximately $54,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.9 years.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Stock Warrants
A summary of the status of the warrants outstanding at September 30, 2010, and changes during the nine months then ended is presented in the following table:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at December 31, 2009	29,742,552	$0.01
Issued	1,890,000	0.03
Exercised	(4,575,495)	0.01
Expired	(581,395)	0.13

Outstanding at September 30, 2010	26,475,662	0.01

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

Note 10 - Discontinued Operations

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the three months and nine months ended September 30, 2010 and 2009, Income from Discontinued Operations consists of the foreign currency transaction gains related to current liabilities associated with the discontinued operations that are denominated in Euros.

Note 11 – Subsequent Events

On October 27, 2010 a wholly owned subsidiary of our joint venture, GCE Mexico I, LLC, received the first grant from the Mexican Federal Government of approximately $368,451 USD under the 2009 Forestry Commission Program for Jatropha Curcas. This grant is to be used to offset the cost of GCE Mexico’s farm operations in Mexico. We anticipate receiving an additional $76,530 USD under this program,and we anticipate receiving at least $96,414 USD from the 2010 Forestry Commission Program for Jatropha Curcas.

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

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “GCEH,” “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Delaware corporation (which used to be a Utah corporation until July 19, 2010), formerly known as Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes: (i) MDI Oncology, Inc., a Delaware corporation, and a wholly-owned subsidiary; (ii) Global Clean Energy Holdings LLC, a wholly-owned Delaware limited liability company; (iii) Technology Alternative, Limited, a wholly-owned subsidiary formed under the laws of Belize; and (iv) Globales Energia Renewables, a wholly-owned subsidiary formed under the laws of Mexico.  To the extent applicable, depending on the context of the disclosure, the terms ““we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC a Delaware limited liability company, in which we manage and own approximately 50% of the common membership interests.

Global Clean Energy Holdings, Inc. is not related to, or affiliated in any manner with “Global Clean Energy, Inc.”, an unaffiliated public company.   Readers are cautioned to confirm the entity that they are evaluating or in which they are making an investment before completing any such investment.

Overview

Global Clean Energy Holdings, Inc. (“GCEH”) is a California-based energy agri-business focused on the development of non-food based bio-fuel feedstock.  GCEH has full service in-house development and operations capabilities, which it provides for its own energy farms as well as farms it operates via joint venture arrangements. With international experience and capabilities in eco-friendly bio-fuel feedstock management, cultivation, production and distribution, GCEH is well suited to scale its business.

GCEH is focusing on the commercialization of oil and biomass derived from the seeds of Jatropha curcas (“Jatropha”) - a native non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America.  Jatropha oil is high-quality plant oil used as a direct replacement for fossil fuels or as feedstock for the production of high quality first and second generation biofuels like bio-diesel, bio-jet or renewable diesel, which are  direct replacements for jet fuel and diesel fuel.  The residual material derived from the oil extraction process is called press cake, which is a high-quality biomass that can be used as a replacement for a number of fossil fuels.

Jatropha trees require less water and fertilizer than many conventional crops, and can be grown on land that is not suitable for the production of food. Jatropha oil is very high quality plant oil that is particularly well suited for the production of first and second generation biofuels.  Without post processing, Jatropha oil can be used as a direct replacement for diesel and other fossil fuels in many applications.  Bio diesel and renewable fuel is a diesel-equivalent, and bio-jet is a jet fuel-equivalent; both are processed fuels derived from biological sources (such as plant oils), which can be used as a replacement for fossil based fuels in diesel engines, jet engines or other fuel oil based combustion equipment.

Our business plan and current principal business activities include the planting, cultivation, harvesting and processing of Jatropha to generate plant based oils and biomass for use as replacements for fossil fuels.  Our strategy is to leverage our Jatropha based bio-fuels knowledge, experience and capabilities through the following means:

•	Own and operate Jatropha farms for our own account.

•
Own, operate and manage Jatropha farms through joint ownership agreements. We currently operate two farms located in Mexico under joint ownership arrangements: the first farm comprises 5,149 acres; the second farm, consisting of 3,700 acres, was acquired in March 2010.  The first farm is fully planted and is expected to produce its first commercial quantities of Jatropha seeds by the end of 2010.  We anticipate that the second farm will substantially planted by the end of February 2011.

•	Provide Jatropha farm development and management services to third party owners of Jatropha farms. We plan to greatly expand this initiative in the next 12 months.

•	Provide turnkey Franchise Operations for individuals and/or companies that wish to immediately establish Jatropha farms in suitable geographical areas.

In addition to generating revenues from the sale of non-food based plant oils and biomass, we plan to monetize the carbon credits from the farms we own and manage.  Under the 1997 Kyoto Protocol, a worldwide carbon credit trading market has been established where sellers sell their excess carbon credits and buyers purchase the carbon credits they need to meet their greenhouse gas reduction requirements.  We have commenced the certification process necessary to sell carbon credits, but have not yet made any carbon credit sales.

Organizational History

This company was incorporated under the laws of the State of Utah on November 20, 1991.  Until 2007, we were a developmental-stage bio-pharmaceutical company engaged in the research, validation, and development of two drug candidates. In 2007, the Company decided to change the course of its business and focus its efforts and resources on the emerging alternative energy fuels business.  In order to be successful in this industry, we decided to acquire the intellectual property and expertise needed to develop and manage our new business.   Accordingly, on September 7, 2007, we acquired Global Clean Energy Holdings, LLC, a Delaware limited liability company that owned certain trade secrets, know-how, business plans and relationships relevant to the cultivation and production of Jatropha.  In addition, at that time, we hired Richard Palmer, our current Chief Executive Officer.   In 2008 we changed our name to “Global Clean Energy Holdings, Inc.” to reflect our energy agricultural business.  For a comprehensive description of our business operations, please refer to the discussion included in “Item 1 – Business” of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

On July 19, 2010, the Company completed a merger with a newly formed, wholly owned subsidiary to reincorporate in the State of Delaware.  Our principal executive offices are located at 100 W. Broadway, Suite 650, Long Beach, Los Angeles County, California 90802, and our current telephone number at that address is (310) 641-GCEH (4234).  We maintain a website at: www.gceholdings.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

Our bio-fuels operations in Latin America are coordinated through our Globales Energia Renewables, our wholly owned subsidiary in Mexico.  Our principal farming operations are conducted on our two joint venture farms, consisting of an aggregate of 8,849 acres located near the City of Tizimin in the State of Yucatan,  Mexico.  The following is a summary of certain factors relevant to an understanding of the operations of the Tizimin farms:

1.
The Jatropha trees which were planted on the Tizimin farm approximately two years ago are now flowering, and we expect to begin harvesting commercial quantities of Jatropha fruit late in the fourth quarter of 2010. As a result, we expect to generate our first revenues from the commercial sale of Jatropha seeds/oil by the end of 2010 or the beginning of 2011. Jatropha seeds can be harvested twice a year. Accordingly, as the trees that were planted during the past two years mature, our harvests of Jatropha seeds will increase, improving our future revenues from our Tizimin operations.

2.
Although some of our Jatropha trees will produce a commercial harvest of seeds later this year, the amount of this initial harvest is expected to be lower than previously anticipated due to the late and long rainy season, which has delayed the flowering and fruiting in sections of the Tizimin farms that will be harvested first.

3.
Our Tizimin operations are eligible for agricultural and other subsidies provided to certain farming operations by the federal government of Mexico.  We have applied for over $900,000 in subsidies, which, if granted, will be funded over the next 12 months.  In October 2010, we received $368,000 as the first installment of the subsidy.  These subsidies will help defray some of the initial start-up costs that we have incurred in establishing these farms.

4.	We continue to operate two nurseries for new Jatropha trees in the Tizimin area, which provide seedlings for our new farm and any additional farms that we acquire in the future.

5.
Fruit and seed handling, oil extraction facilities, germplasm resources, and sheep herding capabilities are all being expanded in anticipation of our expanding Jatropha operations. Oil extraction facilities are expected to be located offsite of the present farms.

6.
Our Tizimin farms are being developed for the purpose of producing bio-fuels from Jatropha seeds. However, our development and cultivation of these farms has also enabled us to generate small amounts of ancillary revenues from these operations. For example, we now receive revenue from the sale of biomass (waste wood removed from our farms as the land is cleared for Jatropha planting), sales of sheep that graze on our lands and control weeds, and sale of the presscake from the Jatropha seeds that remain after oil extraction.

7.
Total capital for expenses and operations, since inception, for the two farms in the Tizimin area (through September 30, 2010) was $8,013,050. All funding has to date been provided by the investing partners of the joint venture that owns both Tizimin farms.  These investment partners will have a priority right to receive revenues generated from these farms until their investment, plus a preferred return, have been paid.

We also own a 400 acre Jatropha research farm in Belize.  The Belize farm currently is inactive, and we are currently evaluating the future use and/or disposition of this farm. Research efforts have now been centralized at our farms near Tizimin, Mexico.

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

Agricultural Producer. All costs incurred until the actual planting of the Jatropha Curcas plant are capitalized as plantation development costs, and are included in “Property and Equipment” on the balance sheet. Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with accounting standards for Agricultural Producers and Agricultural Cooperatives. The direct costs associated with each farm and the production of the Jatropha revenue streams have been deferred and accumulated as a noncurrent asset and are included in “Deferred Growing Costs” on the balance sheet. Other general costs without expected future benefits are expensed when incurred.
Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note A to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Results of Operations

Revenues and Gross Profit.  During the three months and nine months ended Sept. 30, 2010, we recognized revenues of $169,653 and $374,370, respectively, as compared with $148,915 and $218,151, respectively, for the same period in 2009.   The revenues that we generated in 2010 and 2009 represented fees for Jatropha related advisory services we rendered to third parties and sales of Jatropha seeds and other products (waste wood, Jatropha seed husks, etc.)  The Jatropha plants that we have planted over the last two years are maturing and starting to produce commercial quantities of Jatropha fruit that will be harvested later this year, or the beginning of 2011, for sale.   The increase in revenues compared with the same period in 2009 is the result of an increase in our Jatropha farm advisory services to third parties and, to a lesser extent, from revenues generated from the sale of our Jatropha farm products.  Our goal is to increase the amount of advisory services that we render to third parties in 2011.  In addition, now that some of the Jatropha trees that we planted are maturing, we anticipate that sales of Jatropha seeds will become a material source of revenues for our Mexico operations commencing in 2011.

 Operating Expenses.  Our general and administrative expenses related to the three months and the nine months ended September 30, 2010, were $654,336 and $1,909,328, respectively, compared to $264,217 and $1,204,655, respectively, for the same period in 2009.  General and administrative expense principally includes officer compensation; outside services, such as legal, accounting, and consulting expenses; share-based compensation; and other general expenses such as insurance, occupancy costs, travel, etc.  The net increase in general and administrative expenses for the three months ended September 30, 2010, compared to the prior year was principally the result of a $254,000 increase of administrative costs for the wholly owned subsidiaries of our joint venture, GCE Mexico I, LLC.  As the operations have been expanded, the related administrative staffing and other administrative costs have increased, along with an increase in the cost of outside services for legal, accounting, and consulting services at the corporate level.  The net increase in outside services costs for the nine months ended September 30, 2010, was principally the result of an increase in the cost of consulting services associated with our growing operations.

For the three months and nine months ended Sept. 30, 2010, we recorded Plantation Operating Costs of $30,986 and $480,424, respectively, from the operations of the farms. There were no Plantation Operating Costs recognized in the three months and nine months ended Sept. 30, 2009, as the Company was still a developmental stage entity.

Other Income/Expense. The principal component of Other Income/Expense for the current three month period is Interest Expense.  Interest Expense for the three months and the nine months ended Sept. 30, 2010, was $164,702 and $362,367, respectively.  Interest Expense for the three and nine months ended Sept. 30, 2009 was $82,035 and $245,560. This increase in interest expense is primarily due to the increase in debt associated with the acquisition of additional land for our farm operations in Tizimin, Mexico.  We currently own 8,850 acres of land in Mexico that is subject to interest bearing mortgages, compared to 5,150 acres of such land owned in the third quarter of 2009.

Gain on Settlement of Liabilities represents gains we realized by discharging historic liabilities (most of which were incurred while this company operated as a developmental-stage bio-pharmaceutical company) at less than the accrued amount of such liabilities.  There was no Gain on Settlement of Liabilities for the three months ended Sept. 30, 2010. However, for the Gain on Settlement of liabilities for the nine months ended Sept. 30, 2010 was $600,802.

Income (Loss) from Discontinued Operations.  During the three months and nine months ended Sept. 30, 2010, we recognized a loss from discontinued operations of $39,778 and a gain of $21,095, respectively, compared to loss from discontinued operations of $161,126 and $182,441 for the comparable period in 2009. The income or loss from discontinued operations for the three months and nine months ended September 30, 2010 and 2009 principally relates to foreign currency exchange rate gains or losses on liabilities associated with our former bio-pharmaceutical business, which are denominated in euros.

Net loss attributable to the non-controlling interest.  Effective April 23, 2008, we entered into a limited liability company agreement (“LLC Agreement”) to form GCE Mexico I, LLC, a Delaware limited liability company (“GCE Mexico”), with six unaffiliated investors (collectively, the “Investors”).  We own 50% of the common membership interests of GCE Mexico and five of the Investors own the other 50% of the common membership interests. The proceeds from the sale of the preferred membership units, and from subsequent capital contributions, have been used to fund the operations of Asideros Globales Corporativo 1  (“Asideros 1”) and Asideros 2 (“Asideros 2”), each of which have acquired the land in Mexico that constitutes our Jatropha farms.  We own 1% of Asideros 1 and Asideros 2, and the balance is owned by GCE Mexico.  Accordingly, we own 50.5% of Asideros 1 and Asideros 2 either directly or through our common membership interest in GCE Mexico.  As such, our consolidated financial statements include the accounts of both Asideros farm entities.  Under the LLC Agreement, the net loss allocated from Asideros 1 and Asideros 2 to GCE Mexico is then further allocated to the members of GCE Mexico according to the investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest.   The net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico I, LLC to the preferred membership interests.

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded net loss of $282,287 for the three months ended September 30, 2010, as compared to a loss of $194,478 for the same three-month period in 2009. For the nine months ended September 30, 2010 the net loss was $581,787, as compared to a loss of $909,978 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had $1,086,324 in cash or cash equivalents and had a working capital deficit of $4,871,982, as compared with $833,584 in cash and a working capital deficit of $4,985,518 as of December 31, 2009.  However, substantially all of our cash balances represent funds provided to us by the investors for the operations of the Tizimin farms owned by Asideros 1 and Asideros 2 and, therefore, are not available to us for our working capital or other purposes, and are not available to us to reduce our legacy indebtedness.  In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of additional securities or from an increase in operating revenues.  Outstanding indebtedness at September 30, 2010 totaled $9,739,535.  The existence of the foregoing working capital deficit and liabilities is expected to negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.

On October 27, 2010 a wholly owned subsidiary of our joint venture, GCE Mexico I, LLC, received the first grant from the Mexican Federal Government of U.S. $368,451 under Mexico’s 2009 Forestry Commission Program for Jatropha Curcas.  This grant is being used to offset the costs of our Mexico farm operations.  We anticipate receiving an additional U.S. $76,530 under this program.  We also have applied for and anticipate receiving approximately U.S. $96,000 from Mexico’s 2010 Forestry Commission Program for Jatropha Curcas.  These funds provide working capital to our Mexico subsidiaries, but the funds cannot be used to defray GCEH’s operating costs.

On December 22, 2009, we sold all patents, rights, and data associated with our legacy pharmaceutical assets for 350,000 Euros and a revenue sharing arrangement that could pay up to 2,000,000 Euros should such legacy pharmaceutical assets ever be commercialized by the buyer.  In connection with the sale, the Company recognized a gain of $3,298,511, consisting of cash received of $518,655, the assumption of research and development obligations with a carrying value of $2,758,350, and the assumption of accounts payable of $21,506. If such legacy pharmaceutical assets are ever commercialized by the buyer, the entire transaction would be valued at 4.2 million Euros (as of the date of the sale).  Although we are hopeful that the legacy pharmaceutical assets will be commercialized, no assurance can be given if or when any additional cash will be provided to the Company from the pharmaceutical assets that we sold.  We will continue to maintain a security interest in such assets until the final 2,000,000 Euro payment is made, if ever.  Cash proceeds received on December 22, 2009, in connection with the sale of the legacy pharmaceutical assets, were used to finance our immediate working capital needs and to retire certain limited historic liabilities.

To date, we have funded our operations from loans we have obtained, from the proceeds of the sale of equity and debt securities of the Company, and from the management fees we have received from commercial clients and GCE Mexico I, LLC.  Recently we have also commenced generating cash from Jatropha related consulting services that we currently provide to third parties.  We anticipate that we will continue to generate such consulting services in the near term, and that such consulting fees will fund our immediate, short-term working capital needs.  However, we do not have any long-term consulting agreements in place, nor do we have sufficient cash in hand to continue our current operations through the next twelve months.  Accordingly, we may need to raise funds in the future in order to continue to operate.  Although we anticipated that revenues from our Jatropha farms in Mexico will significantly increase in 2011 and thereafter, net cash generated from those operations will first have to be used to repay the capital contributed by the Investors (plus their preferred return), for a combined total of $9,212,861 as of September 30, 2010.  As a result, the improved operations of the Mexico farms will not produce short-term cash for this Company that we can use for working capital purposes or for additional Jatropha farms.  In addition, our business plan calls for significant infusion of additional capital to establish additional Jatropha farms that are owned for our own account in Mexico and other locations. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms for our own account.  Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures. The formation and funding of the GCE Mexico I, LLC was the first of a series of planned transactions to expand our Jatropha operations. Under GCE Mexico I, LLC, our 5,150-acre farm in Tizimin, Mexico was recently expanded by the acquisition of approximately 3,700 additional acres.

Effective July 2, 2009, we purchased all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), from its four shareholders.  TAL owns and operates a 400-acre farm in subtropical Belize, Central America.  The Belize farm currently is inactive, and we are currently evaluating the future use and/or disposition of this farm. Research efforts have now been centralized at our farms near Tizimin, Mexico.

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

While we have commenced negotiations with various third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will be able to enter into any agreements to obtain funding, sell carbon credits or form additional strategic partnerships.  Without raising additional cash (through the sale of our securities, the sale or carbon credits, or strategic arrangements), we will not be able to implement our business plan in the Jatropha business and may have to reduce our current operations, revise our business plan to reduce the scope of our planned operations.

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

We have submitted an application for funding to the Overseas Private Investment Corporation, (“OPIC”), an agency of the United States government that helps U.S. businesses invest overseas, fosters economic development in new and emerging markets, and assists the private sector in managing risks associated with foreign direct investment. The Company is applying to OPIC for up to $19 million of loans to fund the expansion of our existing Jatropha farms in Mexico.  However, the Company can make no assurance when, if ever, such funding will be made available. We anticipate approval or denial of our application in the fourth quarter of 2010.  If approved, we would expect the initial funding within three months of final approval.

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

Not applicable.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue any unregistered securities during the three-month period ended September 30, 2010 that were not previously reported in a Current Report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

Not applicable.

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

Dated: November 10, 2010	GLOBAL CLEAN ENERGY HOLDINGS, INC.

	By:	/s/ BRUCE K. NELSON
Bruce K. Nelson
Chief Financial Officer