Form 10-K
period 2010-12-31
Global Clean Energy Holdings, Inc.
filed 2011-03-25
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number:  0-12627

GLOBAL CLEAN ENERGY HOLDINGS, INC.
(Exact name of Small Business Issuer as specified in its charter)

Delaware		87-0407858
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

100 W. Broadway, Suite 650 Long Beach California 90802
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
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $6,955,000.

The outstanding number of shares of common stock as of March 24, 2011 was 270,464,478.

Documents incorporated by reference:  None

Table of Contents

Form 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including any documents which may be incorporated by reference into this Annual Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans to cultivate, produce and market non-food based feedstock for applications in the biofuels market, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any Forward-Looking Statement.  In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements.  Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission.  All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Delaware corporation that was formerly a Utah corporation known as Global Clean Energy Holdings, Inc. and prior to its name change in 2008, was Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes our wholly-owned subsidiary, MDI Oncology, Inc., a Delaware corporation; Global Clean Energy Holdings LLC, a wholly-owned Delaware limited liability company; and Technology Alternatives, Limited, a wholly-owned subsidiary formed under the laws of Belize.  To the extent applicable, depending on the context of the disclosure, the terms ““we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC a Delaware limited liability company, in which we own 50% of the common membership interests, and Asideros Globales Corporativo 1 and Asideros Globales Corporativo 2, two Mexican corporations of which we own 1%, and the balance is owned by GCE Mexico I, LLC.

Global Clean Energy Holdings, Inc. is not related to, or affiliated in any manner with “Global Clean Energy, Inc.”  Readers are cautioned to confirm the entity that they are evaluating or in which they are making an investment before completing any such investment.

PART I

ITEM 1.	BUSINESS.

Overview

Global Clean Energy Holdings, Inc. is a California-based energy agri-business focused on the development of non-food based bio-fuel feedstock.  We have full service in-house development and operations capabilities, which we provide to our own Jatropha farms and to third parties. With international experience and capabilities in eco-friendly bio-fuel feedstock management, cultivation, production and distribution, we believe that we are well suited to scale our existing business.

Since 2007, our focus has been on the commercialization of oil and biomass derived from the seeds of Jatropha curcas (“Jatropha”) - a native non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America.  Jatropha trees generally require less water and fertilizer than many conventional crops, and can be grown on land that is not normally suitable for the production of food.  Jatropha oil is high-quality plant oil used as a direct replacement for fossil fuels, as feedstock for the production of high quality bio-fuels.   The term “bio-fuels” refers to a range of biological based fuels including bio-diesel, renewable diesel, green diesel, synthetic diesel and biomass, most of which have environmental benefits that are the major driving force for their introduction. Using bio-fuels instead of fossil fuels reduces net emissions of carbon dioxide and other green house gases, which are associated with global climate change.  Jatropha oil can also be used as a chemical feedstock to replace fossil and non-food based products that use edible oils in their manufacturing or production process.  The residual material derived from the oil extraction process is called press cake, which is a high-quality biomass that has been proven and tested as a replacement for a number of fossil based feedstocks, fossil fuels and other high value products such as fertilizers, and animal feed.

Our business plan and current principal business activities include the planting, cultivation, harvesting and processing of Jatropha to generate plant based oils and biomass for use as replacements for fossil fuels and other high value products.  Our strategy is to leverage our agriculture and energy knowledge, experience and capabilities through the following means:

•	Own and operate Jatropha farms for our own account.

•
Own, operate and manage Jatropha farms through joint ownership agreements. We currently operate two farms located in Mexico under joint ownership arrangements: the first farm comprises 5,149 acres; the second farm, consisting of 3,700 acres.  The first farm is fully planted and is expected to produce commercial quantities of Jatropha in 2011.  We anticipate that planting at the second farm will be substantially completed by the summer of 2011 and that the second farm will begin producing Jatropha seeds in 2012.

•	Provide Jatropha farm development and management services to third party owners of Jatropha farms. We plan to greatly expand this initiative in the next 12 months.

•	Provide turnkey Franchise Operations for individuals and/or companies that wish to immediately establish Jatropha farms in suitable geographical areas.

In addition to generating revenues from the sale of non-food based plant oils and biomass, we plan to monetize the carbon credits from the farms we own and manage.  The worldwide carbon market is still in a state of reorganization, but was significantly solidified by the climate summit in Cancun in 2010. Under the original 1997 Kyoto Protocol, a worldwide carbon credit trading market was established where sellers sell their excess carbon credits and buyers purchase the carbon credits they need to meet their greenhouse gas reduction requirements.  In addition to the market established under the Kyoto Protocol, there are other carbon certification systems that allow these carbon credits to be monetized. We have commenced the certification process necessary to sell carbon credits, but have not yet made any carbon credit sales.

We are engaged in research and development activities concerned with optimizing the quality of our Jatropha yields, enhancing the plant characteristics, reducing operating costs and improving our production capacity and efficiency. Specifically, our research activities focus on (i) optimizing genetic development (i.e., the quality of the Jatropha plants), (ii) optimizing agronomic development and plant nutrition (i.e., soil conditions optimal for Jatropha cultivation), and (iii) improving agricultural technologies relating to the care and custody of the Jatropha plant, and the processing of resulting products. We continue our research and development efforts toward the improved commercialization of Jatropha at our research and test facility in Tizimin, Mexico.

In connection with our research and development activities, we have sponsored the formation of a non-profit research entity, The Center for Sustainable Energy Farming ( www.CfSEF.org ). The Center’s mission is to perform cutting-edge plant science research in genetics, breeding, soil science, plant nutrition and horticulture technologies and practices, and further develop leading-edge processes to allow for the economic commercialization and sustainability of energy farms globally.  The Center for Sustainable Energy Farming will initially focus its research efforts on the Jatropha plant.  Research at the Center will be focused on increasing agricultural production, creating a sustainable feedstock supply, reducing inputs including the use of fossil fuels, pesticides, water and fertilizers, and developing new and sustainable biofuels.  The Center will sponsor specific research through agreements with scientists and laboratories at public and private universities, private research entities and in collaboration with other companies performing cutting-edge research in these areas.

Organizational History

This company was incorporated under the laws of the State of Utah on November 20, 1991.  Until 2007, the Company was a developmental-stage bio-pharmaceutical company engaged in the research, validation, and development of two drug candidates. In 2007, the Company decided to change the course of its business and focus its efforts and resources on the emerging alternative energy fuels business.  In order to be successful in this industry, we decided to acquire the intellectual property and expertise needed to develop and manage our new business.   Accordingly, on September 7, 2007, we acquired Global Clean Energy Holdings, LLC, a Delaware limited liability company that owned certain trade secrets, know-how, business plans and relationships relevant to the cultivation and production of Jatropha.  In addition, at that time, we hired Richard Palmer, our current Chief Executive Officer.   In 2008 we changed our name to “Global Clean Energy Holdings, Inc.” to reflect our energy agricultural business.

On July 19, 2010, we changed the state of our incorporation from Utah to Delaware.  Our principal executive offices are located at 100 W. Broadway, Suite 650, Long Beach, Los Angeles County, California 90802, and our current telephone number at that address is (310) 641-GCEH (4234).  We maintain a website at: www.gceholdings.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Internet website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

Developments During 2010

During the fiscal year ended December 31, 2010, we achieved the following milestones in the development of this company:

•	We increased the size of our Mexico farms by acquiring an additional 3,458 acres (i.e., an increase of over 66%);

•	We increased our full time employees by 75% to over 375;

•	We increased our asset base by more than $3.5 million, and we plan to continue to invest in assets and expand our farming operations;

•	We formed our non-profit research center, the Center for Sustainable Energy Farming (www.CfSFE.net) to continue our genetic, agronomy and horticulture research effort;

•	We have prepared all of our newly acquired land (3,458 additional acres) and are planting that acreage this season;

•	We have increased the amount of Jatropha oil, biomass and seeds that we sell from our farms;

•	We increased the amount of management and advisory services that we provide to partners and third parties;

•	We raised an additional $3.7 million in project equity and financing;

•
We have applied for approximately $20 million of financing through the Overseas Private Investment Corporation, (OPIC), a U.S. governmental agency designed to assist U.S. companies with international development in targeted countries; and

•
We supplied Jatropha oil to Aeropuertos y Serviceios Auxiliares, the Mexican National Airport authority, to be converted by Honeywell’s UOP division, into bio-jet fuel for commercial testing with Boeing planned for 2011.  This is part of a national bio-jet initiative within Mexico.

•
We executed an off-take agreement with a renewable biofuel company pursuant to which the biofuel company conditionally agreed to purchase crude Jatropha oil from us over the next 20 years.  The agreement is conditioned upon our ability to acquire land and develop a new Jatropha farm large enough to support the biofuel company’s requirements.  We will have to obtain a substantial amount of project financing to acquire a dedicated farm that can support that contract.

Business Operations

We are an energy agri-business with international development and operations capabilities.  We maintain in-house staff for the development, management, cultivation, production and distribution of plant-based feedstock used to offset fossil fuels.  Our business plan and current principal business activities include the planting, cultivation, harvesting and processing of Jatropha to generate seed oils and biomass for use in the bio-fuels industry, including the production of bio-diesel and green diesel as well as alternative feedstocks for fertilizers, animal feed and for green chemicals and other products which can use non-edible oils to replace edible oils.

Our vision and strategy is to grow and expand our farming and processing business to the level where economies of scale and our methods of operations allow us to generate significant profits without the need for subsidies. The processes and procedures we employ to plant and cultivate Jatropha for our business are being continually refined in order to produce “best practices” for Jatropha farm operations. By focusing on improving our Jatropha operations and the technology we apply to our operations, we plan to operate economically sustainable Jatropha farms (i.e. without use of subsidies), which can replace fossil fuels at a production cost below $42 per barrel or $1.00 per gallon.  By continuing to invest in leading-edge genetic, agronomic (soil) and horticulture technology research and development, we are confident that we will develop high-yielding Jatropha trees that deliver renewable energy feedstock into the market at very competitive prices.

Our strategy is to leverage our farming and energy knowledge, experience and capabilities through the following means:

Company Farms –Previously, we operated farms that are classified as “Company farms” in Belize and in Mexico.  Both were developed as research and test farms, and seed supply farms. We have since centralized and consolidated these efforts at our larger commercial farms in Mexico, where our field research station is located. This allows us to centralize our scientific research and make more efficient use of our plant and soil scientists and facilities. As our commercial farms in Mexico have expanded, it is more economical to perform these functions at our farms and we have the additional benefit of applying our research to commercial farming practices.  We have, therefore, reclassified our Belizean farm as an investment property and are currently in discussions to sell that farm.

Partnership Farms Owned Via Joint Ventures.  We currently own two farms through joint venture arrangements with third party financing sources.  Our first farm in Mexico is our largest farm with approximately 5,149 acres of land near Tizimin, Mexico.  The entire farm has been prepared and planted with almost 4.0 million Jatropha trees.  All the necessary roads and other support infrastructure have been developed on the farm. In addition, we have acquired and installed seed oil extraction equipment on-site to extract oil from the harvested seeds.  We have leased an industrial facility near our farm for the larger scale extraction of “crude Jatropha oil” (CJO) and biomass.  Sales up to this point have primarily consisted of seeds for propagation, biomass used in specialty purposes, and oil and biomass for testing by potential customers. We anticipate that we will sell CJO and biomass in commercial quantities from this farm commencing in fiscal 2011.

In March 2010, we acquired approximately 3,460 acres of additional land that is contiguous to this existing operation for the development of our second farm.  As of the date of this report, the land is fully prepared and we are currently planting, with plans to be complete by the end of the second quarter of 2011. We expect that this second farm will commence production by the end of 2012.

For additional information regarding our joint venture operations, see “Jatropha Farming Operations—Tizimin—Mexico Farm,” below.

Jatropha Farm Development and Management Services.  The company currently provides development and management services to unaffiliated companies and individuals who are planning the development and implementation of Jatropha farms.  These services are provided on a fee-for-service basis and generally begin with feasibility studies, and are often followed by management contracts that provide us with the ability to develop and operate these farms on a go-forward basis.  During the fiscal year ended December 31, 2010, we provided such services in connection with the development of large Jatropha farm operations.  Our plan is to substantially increase the level of development and management services that we provide as a means of generating near-term revenue and profits, and to allow us to fund the continued expansion of our technical services team.

Contract Jatropha Farms. We have established a strategy and the processes to allow us to contract the farming operation on non-company owned farms, which are located near our core farms, to third party farmers. The farmers will farm their own land under our direct supervision, utilizing our “best practices processes” for Jatropha cultivation with the support of our technical services team of agri-business professionals.   This program will allow us to expand our business while still ensuring success.  We have not yet entered into any agreements under this format.

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

Our core activities consist of planting, cultivating, harvesting and processing of Jatropha feedstock to generate seed oils and biomass for use in the bio-fuels industry and other high value industrial processed which use fossil based or plant based oils as their feedstock,  including the production of bio-diesel and renewable diesel, and other high value bio-fuels.

We have identified the Jatropha curcas plant as our primary feedstock for producing bio-diesel and other bio-fuels. The Jatropha plant is a perennial tree that produces an inedible fruit with large seeds containing a high percentage of high quality inedible oil.  The entire fruit, including the seeds, has excellent properties necessary for the production of bio-fuels or as a direct replacement for fossil fuels.  Our plan is to utilize the entire fruit of the Jatropha plant for bio-fuel production, including the oils produced from the fruit, and the seed cake (press cake).  We will utilize the fruit (hull) as a fertilizer for our trees to reduce our fertilizer costs.

We have identified strategic locations in North America, the Caribbean, Central America and South America ideally suited to our Jatropha planting, cultivation, harvesting and processing activities.  These locations have been selected for a number of key strategic reasons, including proximity to large ports for logistics purposes, relatively stable democratic governments, favorable trade agreements with the United States, low-cost land, reasonably priced labor, favorable weather conditions and acceptable soil conditions.  We presently maintain farm properties in Tizimin, Mexico, on which we have commenced planting Jatropha.  We also maintain a facility adjacent to our Tizimin farm operations where we conduct research and development activities focusing on plant genetics, soil sciences, plant breeding and other related activities and work closely in sponsorship with The Center for Sustainable Energy Farming (www.CfSEF.org ). We continue to sponsor and support the research to identify and develop improved Jatropha varieties, as well as to establish ideal growing conditions, in order to maximize our output of Jatropha fruit, seed oil and biomass while reducing inputs and maximizing resistance to pests and diseases.

Our business plan also includes the further development of more efficient seed oil extraction technologies and techniques and the expansion of our seed oil extracting facility’s capacity to support our expanding farming operations.  The seed oil extraction facility is used to extract the “crude Jatropha oil” (“CJO”) from the Jatropha seed, and thereafter to collect the remaining biomass for sale to interested buyers.

We anticipate that our primary focus will remain in the feedstock oil market, and we will continue expanding our operations, primarily in the areas of planting, harvesting and sale of feedstock oil to end users in the energy and oil chemical industry for production of biofuels and green chemicals.  In the short term, as we develop our Jatropha farms and prepare for our initial large-scale harvest of Jatropha seeds, we expect to generate short-term revenues through the sale of Jatropha seeds for germination, through forward sale contracts for feedstock oil and biomass to be produced at our facilities, through the forward sale of carbon offset credits and through our development and management services.  We are also having active discussions with firms that have a non-fuel use for Jatropha oil for such things as the production of candles, “green chemicals” and “green plastics”.   Although we may engage in such ancillary sales, sales for these purposes are not expected to constitute a major source of future revenues.

Our board, management, employees, partners, technical advisors and consultants are senior energy, agricultural and business professionals possess extensive experience in the energy and alternative fuels market, the production of bio-fuels, in the renewable energy sector in general, in agriculture and in general business.  Accordingly, we have the resident expertise to provide development and management services to other companies regarding their bio-fuels and/or feedstock development operations, on a fee for services basis.  As described below, we currently provide such bio-fuel consulting services in locations that are not directly competitive to our existing or planned sites.

Jatropha Farming Operations

Tizimin – Mexico Farm.  Effective April 23, 2008, we entered into a limited liability company agreement for GCE Mexico I, LLC, a Delaware limited liability company (“GCE Mexico”), with six other investors affiliated with two of our largest stockholders.  GCE Mexico was organized primarily to acquire 2,000 hectares (approximately 5,149 acres) of land, directly or through subsidiaries, located in Tizimin, in the State of Yucatan in Mexico to be used primarily for the (i) cultivation of Jatropha curcas, (ii) the marketing and sale of the resulting fruit, seeds, or pre-processed crude Jatropha oil, whether as bio-diesel feedstock, biomass or otherwise, and (iii) the sale of carbon value, green fuel value, or renewable energy credit value (and other similar environmental attributes) derived from activities at this Jatropha farm. In March 2010, GCE Mexico acquired approximately 3,460 acres of additional land that is contiguous to our existing 5,149-acre farm for the development of a second Jatropha farm.  GCE Mexico acquired each of the Jatropha farms through a Mexican subsidiary in which GCE Mexico owns a 99% interest, and we own a 1% interest.

We have begun harvesting seeds from the Jatropha trees that we planted at this farm in 2008 and early 2009, which we are using for our own expansion; we are selling the balance of these seeds to third parties for propagation.  We anticipate that the first material harvest of this farm will occur in 2011, and that we will, at that time, commence extraction of commercial quantities of Jatropha oil from the harvested fruit (seeds).

We currently own 50% of the issued and outstanding common membership units of GCE Mexico.  The remaining 50% in common membership units were issued to five investors affiliated with two of our largest stockholders (This company and the other members of GCE Mexico holding the common membership units are collectively referred to as “Common Members.”)  In addition, an aggregate of 1,000 preferred membership units were issued to two investors also affiliated with two of our largest stockholders (the “Preferred Members”).  As of March 24, 2011, the Preferred Members have contributed a total of $8,908,858 to GCE Mexico. It is expected that the Preferred Members will continue to fund the ongoing operation in accordance with the approved annual budgets provided by management. This funding will continue until the Jatropha farms generate adequate funds to sustain operations, which is expected to occur for both farms by the end of 2012. The Preferred Members are entitled to a preferential return on their investment.

The two Preferred Members also directly funded the purchase by GCE Mexico of the approximately 5,149 acres of land in the State of Yucatan in Mexico by making a $2,051,282 loan to pay the purchase price of that land.  The land was acquired in the name of GCE Mexico’s Mexico subsidiary and is secured by a mortgage in the amount of $2,051,282 in favor of the Preferred Members.  The mortgage bears interest at the rate of 12% per annum, and interest is required to be paid quarterly.  However, GCE Mexico has agreed that interest shall accrue until such time as there is sufficient cash flow to pay all accrued interest.  The entire mortgage, including any unpaid interest, is due April 23, 2018. The two Preferred Members also have made a $742,652 mortgage loan to purchase the approximately 3,460 acres of additional farmland in Mexico that GCE Mexico acquired in March 2010.

GCE Mexico is managed under the supervision of a board of directors comprising four members, two of whom we have appointed, and two of whom were appointed by the Preferred Members.  However, as the manager of the joint venture, GCEH manages the day-to-day operations of GCE Mexico and the operations in Mexico.

The following is a summary of certain factors relevant to an understanding of the operations of the Tizimin farms:

•
The first Jatropha trees that we planted on the Tizimin farm approximately two years ago are now flowering, and we expect to start harvesting commercial quantities of Jatropha fruit in the late spring of 2011 with a larger harvest expected at the end of 2011.  As a result, we expect to commence generating our first revenues from the commercial sale of Jatropha seeds/oil as a result of that harvest.  Jatropha seeds can be harvested twice a year.  Accordingly, as the trees that we planted during the past two years mature, our harvests of Jatropha seeds will increase in 2011 and thereafter and increase our future revenues from our Tizimin operations.

•	Although some of our Jatropha trees produced fruit and seeds in 2010, the initial harvest was lower than previously anticipated primarily due to the extended rainy season.

•
Our Tizimin operations are eligible for agricultural and other subsidies provided to certain foreign owned farming operations by the federal government of Mexico.  In October 2010, we received $368,000 as the first installment of the subsidy and have received the second and third installments in February 2011 (expected to total $100,000).  These subsidies will help defray some of the initial start-up costs (capital) that we have incurred in establishing these farms.

•
We continue to operate two commercial sized nurseries for the germination of new Jatropha seedlings in the Tizimin area, which is essential to our ability to plant and cultivate the remaining portions of our second farm and any additional farms that we may acquire and develop in the future.

•
Oil extraction facilities, germplasm resources, and sheep herding capabilities are all being increased in anticipation of our expanding Jatropha farming operations. Industrial oil extraction facilities are expected to be located offsite of the present farms.

•
Our Tizimin farms are being developed for the purpose of providing feedstock for the production of bio-fuels and olio-chemicals, from Jatropha oil and biomass.  However, our development and cultivation of these farms has also enabled us to generated ancillary revenues from these operations.  For example, we now receive revenue from the sale of biomass (waste wood removed from our farms as the land is cleared for Jatropha planting), sales of sheep that graze on our lands and control weeds, and sale of the press-cake of the Jatropha seeds that remain after oil extraction.

•
Total capital for expenses and operations, since inception, for the two farms in the Tizimin area (through February 28, 2011) are approximately $6.5 million for the first farm and $2.4 million for the second farm. All funding has to date been provided by the investing partners of the joint venture that owns both Tizimin farms.  These investment partners will have a priority right to receive revenues generated from these farms until their investment, plus a preferred return, have been paid.

Belize.

On July 2, 2009, we purchased Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”).  TAL owns an existing Jatropha farm in subtropical Belize, Central America.  The research  functions from this farm have been relocated to our commercial farms in Mexico and the Belize farm currently is inactive, and we are currently evaluating the future use and/or disposition of this farm.  The net assets of the Belize farm are classified as held for sale on the consolidated balance sheet.  In connection with the acquisition, we owe the former owners $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at March 15, 2011).  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were originally due on December 29, 2009, but the due date has now been extended to July 15, 2011.

Principal Products

The Jatropha curcas plant will continue to be our primary agricultural focus for the foreseeable future. The Jatropha plant is a perennial, inedible tree, and all of its by-products can be used for fuel, non-edible vegetable oil uses and biomass energy production.  It is a very efficient tree that produces high quality seed oil and high-energy content biomass.  We expect our principal products to include the bio-fuels oil feedstock, vegetable oil replacement and biomass derived from the cultivation and processing of the Jatropha plant.  In addition, we expect to generate revenues from the sale of carbon credits earned from our agricultural operations.

Bio-fuels Oil Feedstock

The feedstock oil needed for the production of bio-diesel, renewable diesel and green diesel that is currently available on the market today is primarily supplied from edible plant seed oils including soy, canola (rapeseed) and palm.  There are other types of feedstock utilized including animal fats and recycled cooking grease, but they make up a small portion of the market supply.  Our primary source of bio-fuels feedstock will be from the oil produced from the Jatropha plant.  One advantage of the Jatropha plant is that its oil and meal is inedible, and the cultivation of the plant, which will primarily be for use in the bio-fuels industry, does not compete for resources with other crops grown primarily for food consumption.

Biomass Feedstock

The Jatropha plant produces a fruit (about the size of a walnut) containing three large seeds that contain 32%-38% oil content by weight.  The non-oil components of the fruit, which represents 62-68% of the total fruit, contain high energy biomass (carbon values) that is an excellent source of feedstock for a number of energy producing processes including direct combustion, gasification, power production, and cellulosic ethanol (alcohol) production. Fifty percent of the energy in the Jatropha seed resides in the biomass.

Carbon Credits

Bio-fuels production and use is a very effective means to reduce both local and global pollution from emissions that cause climate change.  Growing trees and plants that sequester carbon from the atmosphere and burning bio-fuels offset the production of greenhouse gasses resulting from the consumption of petroleum or other fossil-based fuels.  Many bio-fuels produce less pollution, including fewer quantities of CO2, NOx, SOx and PM10.  Through the 1997 Kyoto Protocol to the United Nations Framework Convention on Climate Change (Kyoto Protocol), signatory countries are required to reduce their overall greenhouse gas emissions or carbon footprint.  The worldwide carbon market is still in a state of reorganization, but was significantly solidified by the climate summit in Cancun in 2010.  As of November 2007, 174 parties are signatories to and have ratified the Kyoto Protocol.  The United States of America is not a signatory to the Kyoto Protocol.  Signatory countries require local industry and other local energy end-users to either reduce their greenhouse gas emissions, or purchase greenhouse gas emission credits (carbon credits).   This requirement has created a worldwide “Carbon Credit Trading Market” where sellers sell their excess carbon credits and buyers purchase the carbon credits they need to meet their greenhouse gas reduction requirements.   The development of agricultural-based energy projects may produce carbon credits through the sequestration (storing) of carbon by the growing of trees and plants, or by the offset of other sequestered carbon.   Selling carbon credits represents potential additional revenue that will help to offset capital requirements for our plantation and other development activities.

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

Technology

We do not currently possess any patentable technology relating to our operations in the feedstock and bio-fuels market. However, we are currently engaged in research and development activities focused on improved Jatropha varieties, technical know-how and proprietary processes for optimizing the quality of our Jatropha yields, reducing operating costs and improving our production capacity and efficiency.  These research and development activities currently consist of plant biology and molecular genetic research, and are being conducted primarily through in-house research and in joint development activities in concert with the Center for Sustainable Energy Farming, through Penn State University.  We continue to develop our procedures and Intellectual Property (IP) Sustainable Energy Farming Systems.   It is expected that patentable technologies will result from our research activities; however, there can be no assurance that patentable technologies will be developed, or if they are developed, that we would be the sole owners of such patents.

Any technology we develop will be in three main categories: (i) plant and soil sciences, (ii) agricultural technology and procedure development, and (iii) material processing and end use applications.  Such technologies developed are expected to assist in reducing costs, improving efficiency and allowing us to move the products higher in value creation.

Market

According to both the International Energy Agency (“IEA”) and the US Department of Energy’s Energy Information Administration (“EIA”) estimates, the world demand for crude oil in 2010 was approximately 88 million barrels per day, with approximately 25% of that demand being diesel and fuel oil (distillate fuel oil).  This equates to a global consumption of distillate fuel oil of approximately 22.0 million barrels per day, or 337 billion gallons per year.   At a 5% blend with bio-diesel, the world market for bio-diesel exceeds 16.8 billion gallons per year.

U.S. diesel fuel oil consumption for 2009 was over 50 billion gallons.  At a 5% bio-diesel blend, the US bio-diesel market is over 2.5 billion gallons per year, which we expect will continue to grow.

As reported by the National Biodiesel Board, in 2009 U.S. bio-diesel refineries produced approximately 506 million gallons of neat (100%) bio-diesel fuel from a reported 122 active producers with a total capacity of over 2 billion gallons.  This is just over 25% of capacity and represents less than 1% of US demand for diesel fuel. The trend of production and consumption is growing. In 2005, U.S. refineries produced approximately 75 million gallons, in 2006 approximately 250 million gallons were sold, in 2007 450 million gallons were sold and in 2008, 678 million gallons.  The reduction in 2009 is primarily due to increased feedstock costs.

Our primary market is the direct sale of Jatropha feedstock oil for bio-diesel, renewable diesel and biomass energy production, and the sale of carbon credits we generate from our agricultural operations.  Our primary customers are processors of bio-fuels.  We estimate that there are approximately 122 bio-diesel plants in the United States alone, which can utilize up to 100% of our crude or refined Jatropha oil.  However, we expect to generate our highest revenues and greatest margins from customers who have logistical capacity on a water port accessible from the Gulf of Mexico.  This will reduce redundant transportation costs and allow us to ship large quantities economically.  These customers have historically paid a higher price for feedstock oil, since the majority of feedstock oil supplies have been shipped from the Midwestern United States.  We anticipate that our key customer profile will include well-financed, low-cost bio-diesel refiners.

Oil made from the seeds of the Jatropha plant has also recently been tested as an aviation fuel supplement by a number of airlines, including Air New Zealand, Japan Airlines, Continental Airlines and the US Air Force. The ability of Jatropha oil to replace kerosene-based jet fuel is being studied to reduce the aviation world’s dependence on high-pollution crude oil.

As our business develops, we expect to utilize some distributors for sale of the Jatropha feedstock oil and the biomass by-products that we will produce.

Environmental Impact

Bio-fuels, and especially bio-diesel, have environmental benefits that are a major driving force for their introduction.  Using bio-fuels instead of fossil fuels reduces net emissions of carbon dioxide and other greenhouse gasses, which are associated with global climate change.  Bio-fuels are produced from renewable plant resources that “recycle” the carbon dioxide created when bio-fuels are consumed.  Life-cycle analyses consistently show that using bio-fuels produced in modern facilities results in net reductions of greenhouse gas carbon emissions compared to using fossil fuel-based petroleum equivalents.  These life-cycle analyses include the total energy requirements for the farming and production of the biomass resource, as well as harvesting, conversion and utilization.  Bio-fuels help nations achieve their goals of reducing carbon emissions.  Bio-fuels burn cleanly in vehicle engines and reduce emissions of unwanted products, particularly unburned hydrocarbons and carbon monoxide.  These characteristics contribute to improvements in local air quality.  In a life-cycle study published in October 2002, entitled “A Comprehensive Analysis of Bio-diesel Impacts on Exhaust Emissions, 2002,” the U.S. Environmental Protection Agency (“EPA”) analyzed bio-diesel produced from virgin soy oil, rapeseed (canola) and animal fats.  The study concluded that the emission impact of bio-diesel potentially increased NOx emissions slightly while significantly reducing other major emissions.

Competition

Although there are a number of producers of bio-fuels, few are utilizing non-edible oil feedstock for the production of bio-diesel.   The following table lists the companies we are aware of that are cultivating Jatropha for the production of bio-diesel:

Valero	Invested in a Australian Jatropha farming operation and has entered into offtake agreements to purchase the resultant CJO.

Van Der Horst Corporation (Singapore)
Building a 200,000-tpy bio-diesel plant in Juron Island in Singapore that will eventually be supplied with Jatropha from plantations it operates in Cambodia and China, and possible new plantations in India, Laos and Burma.

Mission Biofuels (Australia)
Hired Agro Diesel of India to manage a 100,000-hectare Jatropha plantation, and a contract-farming network in India to feed its Malaysian and Chinese bio-diesel refineries.  Mission Biofuels has raised in excess of $80 million to fund its operations.

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

Employees.

As of December 31, 2010, we had 378 full time employees, contract employees and consultants, of which 372 are employed by our subsidiaries in Mexico.  As business levels require and as capital resources permit, we expect to hire full-time employees.  Neither this company, nor any of our subsidiaries is a party to any collective bargaining agreements.

ITEM 1A               RISK FACTORS.

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below before deciding to invest in or maintain your investment in our company.  The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities.  If any of the following or other risks actually occurs, our business, financial condition or operating results and the trading price or value of our securities could be materially and adversely affected.

Risks Related To Our Business

We have operated at a loss and will likely continue to operate at a loss in 2011.

We have incurred an operating loss since our inception.  We had an accumulated deficit of approximately $26,933,000, and a working capital deficit of approximately $5,035,000 as of December 31, 2010.  In addition, we incurred a net loss of $625,000 for the fiscal year then ended. Although we had net income for the fiscal year ended December 31, 2009, that net income was primarily the result of a gain that we recognized due to our sale of our SaveCream legacy medical asset.  In addition, most of the gain we recognized from the sale of the SaveCream asset resulted from the liabilities that were released or assumed, and did not result in any payments to us.  We are likely to continue to incur losses unless and until we are able to generate significantly more revenues from the sale of Jatropha products, the sale of carbon credits, or from fees generated by providing Jatropha consulting services.  Although we anticipate that our revenues from these sources will significantly increase during fiscal 2011 and thereafter, no assurance can be given that these revenues will be sufficient to generate net income in the future.  Losses have had, and will continue to have an adverse effect on our stockholders’ equity and the trading price of our common stock.  Because of the numerous risks and uncertainties associated with our Jatropha operations, we are unable to predict when we may become profitable, if at all.  If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.

It is not certain that we will have sufficient funds available to us to fund all of our operating expenses for 2011 and thereafter.

As of March 24, 2011, we believe that we will have sufficient cash available, and sufficient anticipated future revenues, to fund our anticipated working capital needs through 2011. However, our projected revenue sources are tenuous, and no assurance can be given that all anticipated revenues will, in fact, be received.  In addition, our current liabilities still significantly exceed our current assets, and the amount of revenues that we expect to generate in 2011 from our Jatropha-related consulting services and other sources may not be sufficient to fund all of our working capital needs.  In fiscal 2010, our sources of cash consisted primarily of reimbursement payments we received from GCE Mexico I, LLC and management consulting fees we received for services we provided to third parties.  Although we anticipate that our Mexico farms will, in 2011, commence generating significant revenues, all proceeds received from those harvests will be used to operate the Mexico farms and, other than management fee reimbursements that we receive, none of those revenues will be available to defray our corporate overhead expenses or pay any of our on-going costs of operations.  If funds we receive from these sources are not sufficient to fund our operating needs, we will have to raise funds from other sources, such as the sale of securities, strategic partnerships, or governmental grants or loans.  No assurance can be given that we will be able to obtain such funding, if needed.  In the event that we receive less revenues or funding than we need, we may have to reduce our operations.

We may need significant additional capital in order to fund our expansion and the implementation of our business plan, which we may be unable to obtain.  If we do not receive additional funding, we may not be able to achieve our business plan of further developing our bio-fuels business and we may even be forced to reduce our future operations.

In addition to generating funds to cover our operating expenses, we will need a significant amount of additional funding in order to acquire and operate additional Jatropha farms and to otherwise implement our bio-fuels operations in accordance with our business plan.  Our capital requirements for expanding our operations will be significant, and we do not currently have any of the funds that we expect to need for these purposes.  Accordingly, we will need to obtain a significant amount of additional capital to continue to fund our operating expenses and to expand our Jatropha business.  To date, we have acquired approximately 8,600-acre of Jatropha farms that we own in Mexico through a joint venture with our financing partners.  In 2010, we received $3.7M from our joint venture partners, and acquired approximately 3,460 acres of additional Jatropha farm land that we are developing.  No assurance can be given that we will be able to obtain additional funding from our joint venture investors in the future, nor have we identified alternative sources for the additional financing that we will require if we are to achieve our business plan.  We do not have commitments from any third parties to provide us with additional funds to finance the acquisition, development and operation of the Jatropha farms that represent the foundation of our business plan.  Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.    Historically, we have raised capital through the issuance of debt and equity securities.  However, given the risks associated with a relatively new and untested bio-fuels business, the risks associated with our common stock (as discussed below), the worldwide financial crisis that has severely affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources.  Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed.  Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to develop our Jatropha bio-fuels business.  Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.  The amount of this dilution may be substantial if the trading price of our common stock is low at the time of any financing from its current levels.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would result in a total loss to all of our shareholders.

We have limited operating history in the feedstock and bio-diesel industries, which makes it difficult to evaluate our financial position and our business plan.

We commenced our current feedstock and biofuels operations in 2007.  Since then, we have focused our efforts on developing our Jatropha business, including, among other things, acquiring our Jatropha farms through a joint venture, and cultivating Jatropha plants for the subsequent production and sale of Jatropha seeds, oil and biomass.  Because our operations thus far have concentrated on growing our Jatropha business, and because the Jatropha trees on our farms are only now starting to produce commercial quantities of Jatropha fruit, we have had limited sales of Jatropha seeds, oil and by-products to date.  Thus, we have little operating history as a feedstock/biofuels company on which a decision to invest in our company can be based.  The future of our company currently is dependent upon our ability to successfully harvest, market and sell the Jatropha products that we expect will be generated during fiscal 2011 and thereafter, and to otherwise implement our business plan in the Jatropha business.  While we believe that our business plan, if implemented as conceived, will make our company successful in the long term, we have limited operating history against which we can test our plans and assumptions, and therefore cannot evaluate the likelihood of success.

Our Jatropha operations are subject to all of the risks normally associated with large farming operations, including risks related to the weather.

Through our GCE Mexico I, LLC joint venture, we currently own approximately 8,600 acres of farm land in the Yucatan peninsula, Mexico, which land is dedicated to the production of Jatropha bio-fuel and other related products.  Of those 8,600 acres, 5,600 acres have been planted and contain Jatropha trees.  The cultivation, planting, maintenance and harvesting of Jatropha trees is subject to all of the risks normally associated with the operation of large farms, including risks related to the weather, soil conditions, pests, insects, plant diseases, and plant selection and breeding.    For example, during the fourth quarter of 2010, our Mexico farms did not produce a significant harvest of Jatropha fruit because of the heavy rains and extended rainy season..  No assurance can be given that the weather or other conditions will not adversely affect future harvests of Jatropha fruit at our Mexico farms.

Because our interest in cash distribution from our Mexico joint venture is subordinated to the return of our investors’ investment and a 12% compounded annual return, we do not expect to receive any cash from our Mexico Jatropha farms for a number of years.

The Jatropha trees we planted in 2008 in the first of our Mexico Jatropha farms are now beginning to mature, and, as a result, we anticipate that in 2011 our Mexico farms will generate revenues (particularly from the second harvest in the fourth quarter of 2011).  However,  under our GCE Mexico I, LLC operating agreement, revenues from the Jatropha crop are first applied to our farm operating expenses, and then any excess cash flow is first used to a return of our GCE Mexico I, LLC  investors’ investment in these farms and a cumulative 12% per annum preferential return on their investment.  As of December 31, 2010, the total amount we have to pay our investors, including the preferential return, before any cash is distributed to us, was $10,361,602.   We currently do not anticipate that the Mexico farms we jointly own through GCE Mexico I, LLC will generate sufficient cash to repay this amount for several years.  Accordingly, other than management fees that GCE Mexico I, LLC is required to pay us, we do not expect to receive any cash distributions from our majority ownership interest in this entity for several years.  No assurance can be given that our investment in GCE Mexico I, LLC will ever generate sufficient revenues to repay our joint venture investors and return capital to this company.

Our Jatropha biofules business is a new and highly risky business that has not been conducted on a similar scale in North America.

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

All of our currently operating farms are located in Mexico.  We expect that most, if not all, of our future agricultural operations will also be primarily located in foreign countries, particularly in Mexico.  Accordingly, we are subject to risks not typically associated with ownership of U.S. companies and therefore should be considered more speculative than investments in the U.S.

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

In addition, Mexico has a nationalized oil company, and there can be no assurance that the government of Mexico will continue to allow our business and our assets to compete in any way with their interests. Our operations could be adversely affected by political, social and economic unrest in Mexico and any other foreign countries in which we commence agricultural operations.

We plan to grow rapidly and our inability to keep up with such growth may adversely affect our profitability.

We plan to grow rapidly and significantly expand our operations.  We currently have a very small staff and few resources.  If we succeed in significantly expanding our operations, our growth may place a significant strain on our management team and other company resources.  We will not be able to implement our business strategy in a rapidly evolving market without effective planning and management processes.  If we grow significantly, we will have to manage multiple farms in various foreign locations, hundreds of foreign employees, and relationships with various domestic and foreign strategic partners.  To manage the expected growth of our operations and personnel, we will have to significantly supplement our existing managerial, financial and operational staff, systems, procedures and controls.  We may be unable to supplement and complete, in a timely manner, the improvements to our systems, procedures and controls necessary to support our future operations, and consequently our operations will not function effectively.  In addition, our management may be unable to hire, train, retain, motivate and manage required personnel, or successfully identify, manage and exploit existing and potential market opportunities.  As a result, our business and financial condition may be adversely affected.

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

We are highly dependent upon our management and on Richard Palmer (our Chief Executive Officer) in particular.  The loss of the services of any of our management personnel may impair management's ability to operate our company or our ability to locate and develop new Jatropha farms.  We have not purchased key man insurance on any of our officers, which insurance would provide us with insurance proceeds in the event of their death.  Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace such individuals or to replace any business lost by the death of such individuals.  We may not be able to attract and retain the necessary qualified personnel.  If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

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

In addition, our Jatropha farm operations will also subject us to ongoing compliance with applicable governmental regulations, including those regulations governing land use, water use, pollution control, worker safety and health and welfare and other matters.  We may have difficulty complying with these regulations and our compliance costs could increase significantly.  Increases in operating costs would have a negative impact on our operating income, and could result in substantially decreased earnings or a loss from our operations, adversely affecting our financial condition.

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

The shares of our common stock are thinly-traded on the OTC Bulletin Board and on the OTCQB market, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Our existing directors, officers and key employees hold a substantial amount of our common stock and may be able to prevent other shareholders from influencing significant corporate decisions.

As of March 24, 2011, our directors and executive officers beneficially owned approximately 27.99% of our outstanding common stock.  These shareholders, if they act together, may be able to direct the outcome of matters requiring approval of the shareholders, including the election of our directors and other corporate actions such as:

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

We may raise additional funds in the future by issuing additional shares of common stock or other securities, which may include securities such as convertible debentures, warrants or preferred stock that are convertible into common stock.  Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.  Additionally, the existing options, warrants and conversion rights may hinder future equity offerings, and the exercise of those options, warrants and conversion rights may have an adverse effect on the value of our stock.  If any such options, warrants or conversion rights are exercised at a price below the then current market price of our shares, then the market price of our stock could decrease upon the sale of such additional securities.  Further, if any such options, warrants or conversion rights are exercised at a price below the price at which any particular shareholder purchased shares, then that particular shareholder will experience dilution in his or her investment.

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

Executive Offices.  Currently, we operate out of offices located at 100 W. Broadway, Suite 650, Long Beach California 90802.  Our leased offices consist of approximately 2,000 square feet and are leased at a monthly rate of $1.70 sq. ft per month.  The term of the lease expires on August 31, 2012.

As of March 24, 2011, we own the following two Jatropha farms through our GCE Mexico I, LLC joint venture:

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

2.           In March 2010, we purchased approximately 3,460 acres of additional land that is contiguous to our first farm.  We have commenced preparing this farmland for Jatropha plantation and expect that the new farm will be fully planted by the end of the second quarter of 2011. We financed the purchase of this farm thought a mortgage loan in the amount of $742,652.  That loan bears interest at a rate of 12% per annum.

ITEM 3.	LEGAL PROCEEDINGS.

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

Shares of our common stock are traded on the OTC Bulletin Board and on the OTCQB market under the symbol “GCEH.”    The following table sets forth the range of closing prices for our common stock for the quarters indicated.  Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

Fiscal Year Ended December 31, 2009	High Bid	Low Bid
First Quarter	$.038	$.015
Second Quarter	$.030	$.010
Third Quarter	$.022	$.010
Fourth Quarter	$.028	$.010

Fiscal Year Ended December 31, 2010	High Bid	Low Bid
First Quarter	$.020	$.010
Second Quarter	$.140	$.010
Third Quarter	$.050	$.030
Fourth Quarter	$.040	$.030

Shareholders

As of March 24, 2011, there were approximately 1,500 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
1993 Incentive Plan (1)	3,383,000	$0.13	—
2002 Stock Incentive Plan	19,200,000	$0.04	800,000
2010 Equity Incentive Plan	14,400,000	$0.03	8,600,000
Equity compensation plans not approved by security holders
Options	1,350,000	$0.02
Warrants	57,674,145	$0.02

Total	96,007,145		9,400,000
(1) The 1993 Incentive Plan has expired and no additional options or awards can be granted under this plan.

Recent Issuances Of Unregistered Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2010 that were not previously reported in a Current Report on Form 8-K.

Repurchase of Shares

We did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Until recently, this company was a developmental stage company. In October 2009, the Company achieved two milestones:

o	The substantial completion of the planting of all Jatropha trees on our primary 5,149-acre farm.

o	The commencement of sales of Jatropha (and related by-products) and revenues generated thereby.

Consequently, management determined that the Company has commenced its planned principal operations and, therefore, it was appropriate to discontinue reporting as a development stage company.

During the past two years, the Company has focused on acquiring, improving, and planting Jatropha farms (which are located in Mexico).  To date, the Jatropha trees that we planted in our new farms have not been mature enough to bear significant amount of Jatropha fruit from which we could produce commercial quantities of Jatropha oil.  The first trees that we planted are now, however, maturing to the point that we anticipate being able to harvest substantial quantities of fruit in 2011.  As a result, we anticipate that our farms will commence generating increased revenues in 2011.  We currently are preparing the new properties that we recently purchased for planting and we expect to continue to plant Jatropha trees on our farms during the next four months.  As these newly planted trees mature they will bear fruit from which we can produce Jatropha oil.  With the additional productive trees, revenues from our farm are expected to significantly increase in the future.

During the past year, our principal sources of revenues have been fees for providing advisory and consulting services to third parties regarding Jatropha farms and the uses of Jatropha bio-diesel, and subsidy revenue.

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

Agricultural Producer. All costs incurred until the actual planting of the Jatropha plant are capitalized as plantation development costs, and are included in “Property and Equipment” on the balance sheet. Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with accounting standards for Agricultural Producers and Agricultural Cooperatives. The direct costs associated with each farm and the production of the Jatropha revenue streams have been deferred and accumulated as a noncurrent asset and are included in “Deferred Growing Costs” on the balance sheet. Other general costs without expected future benefits are expensed when incurred.

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note A to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Results Of Operations

Revenues.  During the years ended December 31, 2010 (“fiscal 2010”) and 2009 (“fiscal 2009”), we recognized revenues of $848,808 and $373,060, respectively.  The revenues that we generated in 2010 and 2009 represented fees for Jatropha related advisory services we rendered to third parties and sales of Jatropha seeds and other products (waste wood, Jatropha seed husks, etc.) from our Mexico farms.  The Jatropha plants that we have planted are maturing and will be harvested beginning in 2011.  The increase in revenues in fiscal 2010 compared with fiscal 2009 is the result of an increase in our Jatropha farm advisory services to third parties, subsidy payments and, to a lesser extent, from revenues generated from the sale of our Jatropha farm products.  Our goal is to increase the amount of advisory services that we render to third parties in 2011.  In addition, now that some of the Jatropha trees that we planted are maturing, we anticipate that sales of Jatropha seeds will become a material source of revenues for our Mexico operations commencing in 2011.

General And Administrative Expenses.  Our general and administrative expenses for fiscal 2010 and fiscal 2009 were $2,659,588 and $1,516,395, respectively.  General and administrative expenses principally consist of officer compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).  The net increase in general and administrative expenses in fiscal 2010 compared to the prior year was principally the result of a $925,000 increase in administrative costs for the wholly owned subsidiaries of our joint venture, GCE Mexico I, LLC.  As our operations have expanded, the related administrative staffing and other administrative costs have increased, along with an increase in the cost of outside services for legal, accounting, and consulting services at the corporate level.

Plantation and Operating Costs.  We recorded plantation and operating costs of $389,738 and $738,759 for fiscal 2010 and fiscal 2009, respectively.  Even though we had 12 months of plantation and operating costs in fiscal 2010 as compared to three months of such costs in fiscal 2009, the costs decreased as a result of the change from being a development stage company to becoming an operational company.  This decrease is related to the leftover planting costs in fiscal 2009, which were incurred in the 4th quarter after becoming an operational company.  However, in fiscal 2010, materially all costs incurred were related to cultivation and harvesting.  These costs were deferred into the long-term asset, “Deferred Growing Cost”.

Other Income/Expense. The principal component of Other Income/Expense for fiscal 2010 was the $601,114 gain that we recognized from the settlement of liabilities.  Gain on settlement of liabilities represents gains we realized by discharging historic liabilities (most of which were incurred while this company operated as a developmental-stage bio-pharmaceutical company) at less than the accrued amount of such liabilities.  There was no gain on the settlement of liabilities in fiscal 2009.

In fiscal 2010, we incurred $489,039 of interest expense, compared to interest expense of $334,313 in fiscal 2009. This increase in interest expense is primarily due to the increase in debt associated with the acquisition of additional land for our farm operations in Tizimin, Mexico.  We currently own approximately 8,600 acres of land in Mexico that is subject to interest bearing mortgages, compared to approximately 5,150 acres of such land owned in 2009.

  Income  from Discontinued Operations.   During the fourth quarter of fiscal 2009, we sold the SaveCream legacy assets related to our former bio-pharmaceutical business.  In connection with that sale, we recognized a gain of $3,298,511 for fiscal 2009.  During the fiscal 2010, we recognized income from discontinued operations of $31,266 as a result of foreign currency exchange rate gains on remaining liabilities associated with our former bio-pharmaceutical business, which are denominated in euros.

Net loss attributable to the non-controlling interest.  Our Mexico farm operations are owned through GCE Mexico I, LLC, a Delaware limited liability company (“GCE Mexico”).  We own 50% of the common membership interests of GCE Mexico and five investors own the other 50% of the common membership interests.  The proceeds from the sale of the preferred membership units, and from subsequent capital contributions, have been used to fund the operations of Asideros Globales Corporativo 1  (“Asideros 1”) and Asideros Globales Corporativo 2 (“Asideros 2”), each of which have acquired the land in Mexico that, collectively, constitute our Jatropha farms.  We own 1% of Asideros 1 and Asideros 2, and the balance is owned by GCE Mexico.  Accordingly, we own 50.5% of Asideros 1 and Asideros 2 either directly or through our common membership interest in GCE Mexico.  As such, our consolidated financial statements include the accounts of both Asideros farm entities.  Under GCE Mexico’s LLC Agreement, the net loss allocated from Asideros 1 and Asideros 2 to GCE Mexico is then further allocated to the members of GCE Mexico according to the investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest.   The net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico to the preferred membership interests.

Net income/loss attributable to Global Clean Energy Holdings, Inc.   In fiscal 2010, we incurred a net loss from continuing operations of $2,088,358 because of limited revenues and significant general and administrative expenses.  However, we realized $601,114 of gains from the settlement of liabilities, which reduced the amount of the losses.   Our net loss from continuing operations in fiscal 2009 was $2,226,196.  Of the net loss from continuing operations in fiscal 2010, $1,431,805 was attributable to the investors who own the other GCE Mexico membership interests.  As a result, excluding the net losses attributable to these non-controlling interests, our net loss for fiscal 2010 was $625,287.  In fiscal 2009, we recognized income of $3,167,098, most of which was attributable to the gain on the sale of our former bio-pharmaceutical asset.  As a result, although we had a loss from continuing operations of $2,226,196 in fiscal 2009, we had net income of $2,238,365 in fiscal 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had $1,097,000 in cash and a working capital deficit of $5,035,000, as compared with $834,000 in cash and a working capital deficit of $4,986,000 at December 31, 2009.  However, virtually all of the cash reflected on our balance sheet is reserved for the operation of GCE Mexico and our Jatropha farms.  Accordingly, most of those funds are not available to finance our general and administrative or other operating expenses.  Based on the funds we have available and the proceeds we expect to receive during this year, we believe that we will have sufficient funds to pay our administrative and other operating expenses during 2011.  However, we do not have sufficient cash to repay all of our current liabilities should we be required to do so, nor do we have any funds available to make any capital investments.

Since our inception, we have financed our working capital needs primarily (i) through private sales of equity and debt financing, and (ii) from fees that we have generated by providing consulting and advisory fees to third parties related to Jatropha farm operations and the uses of Jatropha as a biofuel.  During fiscal 2010, the total amount of such advisory/consulting fees was $354,774.   In addition, on a monthly basis, GCE Mexico pays us a fee to reimburse us for a portion of our corporate overhead and for costs associated with managing the Jatropha farms in Mexico.  In fiscal 2010, the total amount of payments that we received from GCE Mexico was $280,476.  The amount of these fees/reimbursements is based on the size of the farms that we manage.  Since we have purchased additional farms in fiscal 2010, the total amount of monthly fees will increase in 2011.  We currently anticipate that the projected amount of advisory/consulting fees and the projected payments from GCE Mexico will, collectively, be sufficient to fund our corporate overhead during 2011.  However, no assurance can be given that we will, in fact, receive all of these projected amounts, or that our costs will not exceed our projections.  If we do not receive all of these payments, or if our actual costs exceed our expectations, we will have to obtain funding from alternative sources or reduce the scope of our future operations.  We currently do not have any bank facilities or other sources of additional capital.

In fiscal 2010 we obtained both debt and equity funding.  In March 2010, we raised $500,000 from the sale of common stock to two accredited investors, which funds were used for working capital purposes.  In addition, in order to repay certain secured loans that we obtained in September 2007, which secured loans matured on January 31, 2010, in March 2010 we obtained $567,000 of unsecured loans.  The March 2010 convertible notes mature on the earlier of (i) March 16, 2012, and (ii) upon written demand of payment by the investors following our default thereunder.  The maturity date of the convertible notes may be extended by written notice made by the holders at any time prior to March 16, 2012.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each three-month anniversary of the issuance of the convertible notes.  However, we have the right, exercisable at our option, in lieu of paying interest in cash, to pay interest by delivering a number of unregistered shares of our common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price (VWAP) for each of the five consecutive trading days immediately preceding the interest payment date. At any time following the first anniversary of the issuance of the convertible notes, at the option of the holders of these convertible notes, the outstanding balance thereof (including accrued and unpaid interest thereon) may be converted into shares of our common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting our capital stock. As of March 24, 2011, the convertible notes rank senior to all other indebtedness, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by us in the ordinary course of business.  We may not prepay the convertible notes without the prior consent of the note holders.  Virtually all of the proceeds from these convertible notes were used to fully repay and extinguish the outstanding secured loans that had matured and were due and payable.

Our business plan calls for us to acquire, develop and operate large Jatropha farms for the purpose of harvesting Jatropha oil for use as a bio-fuel.  The cost of acquiring and developing these farms has exceeded our funding capabilities.  Accordingly, we have funded the acquisition of the Mexico Jatropha farms through the GCE Mexico joint venture.  In fiscal 2010, we purchased approximately 3,460 acres of additional farmland in Mexico.  The purchase of that land was financed through a $742,652 mortgage loan.  As a result, the purchase of the land did not negatively impact our current liquidity.  We anticipate that we may make additional land purchases in Mexico through the GCE Mexico joint venture.

Our business plan also calls for significant infusion of additional capital to establish additional Jatropha farms in Mexico and other locations that are owned primarily by this company.  Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms solely for our own account.  In order to purchase additional Jatropha farms, or to acquire or build facilities to process our Jatropha oil, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities.  No assurance can be given that we will be able to obtain sufficient capital from these sources.  The trading price of our common stock and the downturn in the equity and debt markets are expected to make it more difficult to obtain financing through the issuance of equity or debt securities.  The sale of additional equity or debt securities may result in further dilution to our existing stockholders, and new equity securities that we may issue may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will not be able to complete our business plan and expand our operations as planned.

Effective July 2, 2009, we purchased all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), from its four shareholders.  TAL owns a 400-acre farm in subtropical Belize, Central America, which was used for Jatropha farming purposes.  In consideration for the purchase of all of the shares of TAL, among other consideration, we issued four promissory notes to the four former owners.  These notes are secured by a lien on the 400-acre farm and had an aggregate initial principal balance of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009).  The maturity date of these notes has been extended to July 15, 2011.  Since the TAL promissory notes are secured by a mortgage on the 400-acre farm, our failure to pay this note upon its maturity could result in the loss of that farm and our investment in the Belizean Jatropha farm.  We have determined that the Belizean farm was not operating to our expectations and was not an efficient use of corporate capital.   Therefore, we have ceased operations at that farm and have relocated its research and farm assets to our Mexico farms.  We have reclassified the Belizean farm as an investment property and are currently in discussions with various potential purchasers of the property.  If the land is sold, we will use a portion of the proceeds to repay the outstanding four secured notes.

Inflation and changing prices have had no effect on our continuing operations during our two most recent fiscal years.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

In connection with the preparation of this Annual Report, our Certifying Officers evaluated the effectiveness of management’s disclosure controls and procedures, as of December 31, 2010, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  Based on that evaluation, the Certifying Officers concluded that management’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on that evaluation, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm as such attestation is not required for non-accelerated filers such as us pursuant to applicable SEC rules.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position held by each of our executive officers and directors.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
David R. Walker (1)	66	Chairman of the Board
Richard Palmer	50	President, Chief Executive Officer and Director
Bruce Nelson	56	Executive Vice President, Chief Financial Officer and Secretary
Mark A. Bernstein, Ph.D. (1)	57	Director
Martin Wenzel	52	Director

(1)	Member of our Audit Committee

Business Experience and Directorships

The following describes the backgrounds of current executive officers and directors.  Our Board of Directors has determined that Mr. Walker, Mr. Wenzel and Dr. Bernstein are independent directors as defined in the Nasdaq rules governing members of boards of directors.

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

The Board believes that Mr. Walker’s experience regarding the operation and management of large-scale agricultural farms and his experience as a financial officer are valuable resources to our Board in formulating business strategy, addressing business opportunities and resolving operational issues that arise from time to time.

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

Over the last 25 years, Mr. Palmer has held senior level management positions with a number of large engineering, development, operations and construction companies, and, as a result, he has garnered a wealth of experience in the energy field.  Mr. Palmer’s experience is important to the development and execution of the Company’s business plan.  Mr. Palmer is the only member of management who serves as a director of the Company.

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

Mr. Bernstein’s expertise in energy policy and alternative energy technologies led to the conclusion that he should serve as a director of the Company.

Bruce Nelson

Bruce Nelson was appointed as our Chief Financial Officer in March 2008. He has served as our Executive Vice-President and Secretary since August 2010. Prior to commencing his relationship with the Company, Mr. Nelson served as Chief Financial Officer of US Modular, a private technology company located in Irvine, California.  From April 2002 through February 2007, Mr. Nelson served as Chief Financial Officer of netGuru, Inc., a NASDAQ-listed global engineering software and IT service company. Prior to netGuru, Mr. Nelson founded and operated Millennium Information Technologies from 1997 to 2002. From 1992 to 1997 he served as President and CFO of Comprehensive Weight Management, a national healthcare service provider. From 1985 to 1991 he served as Treasurer of Comprehensive Care Corporation, a NYSE listed national healthcare provider. Mr. Nelson served as a U.S. Naval Officer after graduating from the University of Southern California, majoring in finance.  He holds a MBA degree from Bryant University in Smithfield, R.I. He has also served on the board of directors of two commercial banks, a NASDAQ-listed technology company, and a privately held specialty hospital.

Martin Wenzel

Martin Wenzel joined our Board of Directors in April 2010, and serves on the Board’s audit committee.  Mr. Wenzel is currently the President and Chief Executive Officer of Colorado Energy, the operating entity of Bicent Power, LLC, which is a privately owned limited liability company that owns and operates power generating stations in Colorado, Montana and California.  From 2005 until August 2007, he served as the Senior Vice President (Sales and Marketing) of Miasole Inc.  Prior thereto, from 2001 to 2004, Mr. Wenzel was President and Chief Executive Officer of Alpha Energy LLC.  He is also a member of the Board of the Deming Center of Entrepreneurship at the University of Colorado. Mr. Wenzel holds an Executive MBA from Columbia Business School; a Masters degree in Systems Management from the University of Southern California; and a Bachelors degree in Engineering and Management from the US Naval Academy.

Mr. Wenzel has an extensive background in the energy industry, including over 25 years of developing, constructing and operating energy projects, marketing energy commodities and operating energy assets in the U.S. and internationally. The Board concluded that Mr. Wenzel’s expertise in energy policy and alternative energy technologies is a valuable asset for the Board of Directors of the Company.

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

Based solely on information provided to us by our officers and our review of copies of reporting forms received by us, we believe that during fiscal year ended December 31, 2010, our current officers and directors complied with the filing requirements under Section 16(a).

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our principal executive officers, principal financial officer or controller, or persons performing similar functions (“Code of Ethics”).    A copy of our Code of Ethics will be furnished without charge to any person upon written request.  Requests should be sent to:  Secretary, Global Clean Energy Holdings, Inc., 100 W. Broadway, Suite 650, Long Beach, California 90802.

Board Committees

Our Board of Directors has an Audit Committee, but does not currently have a Compensation Committee or a Nominating Committee.

The Audit Committee meets periodically with management and with our independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements.  The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures.  The Audit Committee is also authorized to review related party transactions for potential conflicts of interest.  During the fiscal year ended December 31, 2010, Mr. Walker and Dr. Bernstein constituted all of the members of the Audit Committee.  Both Mr. Walker and Dr. Bernstein are non-employee directors and independent as defined under the Nasdaq Stock Market’s listing standards.  Mr. Walker has significant knowledge of financial matters, and our Board has designated Mr. Walker as the “audit committee financial expert” of the Audit Committee.  The Audit Committee met four times during fiscal 2010 in connection with this Annual Report and our Quarterly Reports on Form 10-QSB.  The Audit Committee operates under a formal charter that governs its duties and conduct.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2010 and 2009 of all persons who served as our principal executive officer and principal financial officer during the fiscal year ended December 31, 2010.  No other executive officers earned annual compensation during the fiscal year ended December 31, 2010 that exceeded $100,000.  The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)	Bonus Paid or Accrued ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Richard Palmer	2010	$250,000	$250,000		0	23,200	523,200

	2009	$250,000	0	0	0	23,400	273,400

Bruce Nelson	2010	175,000	$175,000	0	0	12,000	362,000

	2009	175,000	0	0	0	10,000	185,000

Stock Option Grant

The following table sets forth information as of December 31, 2010, concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2010

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Palmer	6,000,000			0.03	8/20/2012
	6,000,000			0.03	8/20/2012
		6,000,000		0.02	3/16/2020
		6,000,000		0.02	3/16/2020

Bruce Nelson	500,000			0.05	3/20/2018
	500,000			0.05	3/20/2018
	500,000			0.05	3/20/2018
	500,000			0.05	3/20/2018
	1,250,000			0.05	3/20/2013
	1,250,000			0.05	3/20/2013

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during fiscal 2010 for their services rendered as directors.  The compensation of Richard Palmer, who serves as a director and as our President and Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2010

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David R. Walker	$24,000		$18,900				$42,900
Richard Palmer	—		—				—
Mark A. Bernstein, Ph.D.	$24,000		$18,900				$42,900
Martin Wenzel	$18,000		$4,650				$22,650
Total	$66,000		$42,450				$108,450

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

(2)
Pursuant to the company’s director compensation, each non-employee director is entitled to an annual grant of options to acquire 500,000 shares.  Effective April 1, 2010, the company appointed Martin Wenzel to its board of directors, and in connection therewith, awarded Mr. Wenzel an option to purchase 500,000 shares of the company’s common stock at an exercise price of $0.01 per share.  Each of Messrs. Bernstein and Walker received options to acquire 500,000 shares of the company’s common stock at an exercise price of $0.04 per share, effective July 1, 2010.

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

At the time we employed Mr. Nelson, we granted him a ten-year option to acquire up to 2,000,000 shares of our common stock at an exercise price of $0.05 (the trading price on the date the agreement was signed).  These options vested in tranches of 500,000 shares over the first two years of the employment term.  We also granted Mr. Nelson a five-year option to acquire up to 2,500,000 shares of our common stock at an exercise price of $0.05, if this company meets certain market capitalization goals. As of April 22, 2009, options to acquire up to 3,500,000 shares remained unvested pursuant to the terms of the Company’s employment agreement with Mr. Nelson.  On April 22, 2009, our Board of Directors approved accelerating the vesting of all 3,500,000 unvested shares under the option.

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

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 24, 2011 by (a) each person known by us to own beneficially 5% or more of each class of our outstanding voting shares (i.e. our common stock and our Series B Preferred Stock), (b) each of our named executive officers listed in the Summary Compensation Table and each of our directors and (c) all executive officers and directors of this company as a group.  As of March 24, 2011, there were 270,464,478 shares of our common stock issued and outstanding.  As of the same date, there were 13,000 shares of our Series B Preferred Stock issued and outstanding, which shares of preferred stock were convertible into an aggregate of 11,818,181 shares of common stock.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class of Common Stock

Preferred Stock:
Corporativo LODEMO S.A DE CV Calle 18, #201-B x 23 y 25, Colonias Garcia Gineres, C.P. 97070 Merida, Yucatan, Mexico	9,090,908	(3)	3.25%

Greenrock Capital Holdings LLC 10531 Timberwood Circle, Suite D Louisville, Kentucky 40223	2,727,273	(4)	1.00%

Common Stock:
Roll Energy Investments LLC and affiliates 11444 West Olympic Boulevard, 10th Floor Los Angeles, California 90064	32,044,500	(5)	11.41%

Michael Zilkha 1001 McKinney, Suite 1900 Houston TX 77002	34,085,000	(6)	12.14%

Directors/Named Executive Officers:

Richard Palmer	72,030,241	(7)	25.50%
Bruce Nelson	5,543,000	(8)	2.02%
David R. Walker	2,153,539	(9)	*
Mark A. Bernstein	1,000,000	(10)	*
Martin Wenzel	500,000	(11)	*

All Named Executive Officers and Directors as a group (5 persons)	81,226,780		27.99%

*  Less than 1%
(1) Unless otherwise indicated, the business address of each person listed is c/o Global Clean Energy Holdings, Inc., 100 W. Broadway, Suite 650, Long Beach, California 90802.
(2) For purposes of this table, shares of common stock are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities.  Shares of common stock are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares upon exercise or conversion of a security within 60 days of March 24, 2011.
(3) Consists of 9,090,908 shares of common stock that may be acquired upon the conversion of shares of Series B Preferred Stock. Corporativo LODEMO owns 10,000 shares of our Series B Preferred Stock, which represents approximately 76.92% of the issued and outstanding shares of that class of securities.

(4) Consists of 2,727,273 shares of common stock that may be acquired upon the conversion of shares of Series B Preferred Stock. Greenrock owns 3,000 shares of our Series B Preferred Stock, which represents approximately 23.08% of the issued and outstanding shares of that class of securities.
(5) Includes (i) 945,000 shares that may be acquired upon exercise of currently exercisable warrants, and (ii) 9,450,000 shares issuable upon conversion of an outstanding convertible promissory note. The common shares, warrants and convertible note disclosed herein are directly owned by Roll Energy Investments LLC (“Roll LLC”). However, Stewart Resnick is the sole manager of Roll LLC and, as a result of his control over Roll LLC, he is deemed to beneficially own the securities held by Roll LLC.
(6) Includes (i) 945,000 shares that may be acquired upon exercise of currently exercisable warrants, and (ii) 9,450,000 shares issuable upon conversion of an outstanding convertible promissory note.
(7) Consists of 12,000,000 shares that may be acquired upon the exercise of currently exercisable options.  Mr. Palmer also has options to acquire 12,000,000 shares of common stock that are not currently exercisable and will not become exercisable unless certain conditions are met.
(8) Includes 4,500,000 shares that may be acquired upon the exercise of currently exercisable options.
(9) Includes 1,750,000 shares that may be acquired upon the exercise of options.
(10) Includes 1,000,000 shares that may be acquired upon the exercise of options.
(11) Includes 500,000 shares that may be acquired upon the exercise of options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On March 16, 2010, we entered into a securities purchase agreement with Roll Energy Investments LLC (“Roll LLC”) and Michael Zilkha pursuant to which the company issued to each investor a senior unsecured convertible promissory note in the original aggregate principal amount of $283,500 (the “Convertible Notes”), and warrants to acquire an aggregate of 945,000 shares of our common stock (“Warrants”).

The Warrants are exercisable at a strike price of $0.03 per share, and expire on March 16, 2013.  The Convertible Notes mature on the earlier of (i) March 16, 2012, and (ii) upon written demand of payment by the holders following our default thereunder.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each three-month anniversary of the issuance of the notes.  We may, at our option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of our common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price (VWAP) for each of the five consecutive trading days immediately preceding the interest payment date. At any time following the first anniversary of the issuance of the convertible notes, at the option of the investors, the outstanding balance thereof (including accrued and unpaid interest thereon) may be converted into shares of our common stock at a conversion price equal to $0.03 per share.

Roll LLC and Mr. Zilkha are our largest stockholders, and each presently owns more than 10% of our common stock. Stewart Resnick is the sole manager of Roll LLC and, as a result of his control over Roll LLC, he is deemed to beneficially own the securities held by Roll LLC.

As noted elsewhere in this report, we currently own 50% of the issued and outstanding common membership units of GCE Mexico, with the remaining 50% held by five other investors (the “Common Members”).  Additionally, two investors (the “Preferred Members”) own all of the preferred membership units of GCE Mexico.  Mr. Resnick is affiliated with one of the Common Members and one of the Preferred Members.  Mr. Zilkha is affiliated with four of the Common Members and the other Preferred Member. The Preferred Members are entitled to a preferential 12% per annum cumulative compounded return on their investment in GCE Mexico.

As of March 24, 2011, the Preferred Members have contributed a total of $8,908,858 to GCE Mexico. The two Preferred Members funded the purchase by GCE Mexico of the approximately 5,149 acres of land in the State of Yucatan in Mexico by making a $2,051,282 loan to pay the purchase price of that land.  The land is secured by a mortgage in the amount of $2,051,282 in favor of the Preferred Members. The mortgage bears interest at the rate of 12% per annum and is due April 23, 2018. The two Preferred Members also have made a $742,652 mortgage loan to purchase the approximately 3,460 acres of additional farmland in Mexico that GCE Mexico acquired in March 2010.  The second mortgage bears interest at the rate of 12% per annum and is due February 29, 2020.

Director Independence

Our common stock is traded on the OTC Bulletin Board and OTCQB Market under the symbol “GCEH.” Neither the OTC Bulletin Board electronic trading platform nor the OTCQB Market maintains any standards regarding the “independence” of the directors on our company’s Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

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

Our Board of Directors has determined that Mr. Walker, Mr. Wenzel and Dr. Bernstein are independent directors as defined in the Nasdaq rules relating to director independence.  Each of Mr. Walker, Mr. Wenzel and Dr. Bernstein are non-employee directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees accrued by Hansen, Barnett & Maxwell. P.C. during the fiscal year ended December 31, 2009 and 2010 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings were $45,119 and $53,500 respectively.

Audit-Related Fees

Hansen, Barnett & Maxwell. P.C. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal years ended December 31, 2009 and 2010.

Tax Fees

Hansen, Barnett & Maxwell. P.C. did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2009 and December 31, 2010.

All Other Fees

Hansen, Barnett & Maxwell. P.C. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2009 and 2010.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies, the Audit Committee charter provides that the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  No other significant compensation services were performed for us by Hansen, Barnett & Maxwell. P.C. during 2009 and 2010.

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

10.6
Note Amendment And Maturity Date Extension, dated January 12, 2009, between the Company and Mercator Momentum Fund III, L.P. (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on April 15, 2009, and incorporated herein by reference)

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

Number	Exhibit
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

10.24	Office Lease, dated as of May 24, 2010, between Global Clean Energy Holdings, Inc. and Danari Broadway, LLC*
14.1	Medical Discoveries, Inc. Code of Conduct (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2009, and incorporated herein by reference)
23.1	Consent of Hansen, Barnett & Maxwell. P.C.*
31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.
March 24, 2011	By:	/s/ RICHARD PALMER
Richard Palmer
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD PALMER	Chief Executive Officer	March 24, 2011
Richard Palmer	(Principal Executive Officer) and
Director

/s/ BRUCE NELSON	Executive Vice-President and Chief	March 24, 2011
Bruce Nelson	Financial Officer (Principal
Accounting Officer)

/s/ DAVID WALKER	Chairman, the Board of Directors	March 24, 2011
David Walker

/s/ MARK A. BERNSTEIN	Director	March 24, 2011
Mark A. Bernstein

/s/ MARTIN WENZEL	Director	March 24, 2011
Martin Wenzel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Global Clean Energy Holdings, Inc.
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Global Clean Energy Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Clean Energy Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 24, 2011

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,096,618	$833,584
Accounts receivable	6,428	146,730
Inventory	11,706	-
Other current assets	248,711	131,741
Total Current Assets	1,363,463	1,112,055

PROPERTY AND EQUIPMENT, NET	8,103,537	6,441,489

INVESTMENT HELD FOR SALE	292,350	-

DEFERRED GROWING COST	1,244,419	-

OTHER NONCURRENT ASSETS	11,243	2,691

TOTAL ASSETS	$11,015,012	$7,556,235

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,810,505	$2,117,573
Accrued payroll and payroll taxes	1,713,748	1,491,385
Accrued interest payable	1,154,943	853,811
Accrued return on noncontrolling interest	1,452,744	610,870
Promissory notes	-	509,232
Capital lease liability	47,139	-
Notes payable to shareholders	26,000	321,502
Convertible notes payable	193,200	193,200
Total Current Liabilities	6,398,279	6,097,573

LONG-TERM LIABILITIES
Long term capital lease liability	98,372	-
Convertible notes payable	567,000	-
Mortgage notes payable	2,793,934	2,051,282
Total Long Term Liabilities	3,459,306	2,051,282

EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized Series B, convertible; 13,000 shares issued (aggregate liquidation preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized; 270,464,478 and 236,919,079 shares issued and outstanding, respectively	270,464	236,919
Additional paid-in capital	23,580,630	22,998,907
Accumulated deficit	(26,933,430)	(26,308,143)
Accumulated other comprehensive loss	(2,195)	(6,108)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(3,084,518)	(3,078,412)
Noncontrolling interests	4,241,945	2,485,792
Total equity (deficit)	1,157,427	(592,620)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$11,015,012	$7,556,235

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2010	2009

Revenue	$848,808	$373,060

Operating Expenses
General and administrative	2,659,588	1,516,395
Plantation operating costs	389,738	738,759

Total Operating Expenses	3,049,326	2,255,154

Loss from Operations	(2,200,518)	(1,882,094)

Other Income (Expenses)
Interest income	85	41
Interest expense	(489,039)	(334,313)
Gain on settlement of liabilities	601,114	-
Foreign currency transaction adjustments	-	(9,830)

Total Other Income (Expenses)	112,160	(344,102)

Loss from Continuing Operations	(2,088,358)	(2,226,196)

Income from Discontinued Operations	31,266	3,167,098

Net Income (Loss)	(2,057,092)	940,902

Net Gain (Loss) Attributable to the Noncontrolling Interest	(1,431,805)	1,297,463

Net Gain (Loss) Attributable to Global Clean Energy Holdings, Inc.	$(625,287)	$2,238,365

Amounts Attributable to Global Clean Energy Holdings, Inc. Common Shareholders:
Loss from Continuing Operations	$(656,553)	$(928,733)
Income from Discontinued Operations	31,266	3,167,098
Net Income (Loss)	$(625,287)	$2,238,365

Basic and Diluted Loss per Common Share:
Income (Loss) from Continuing Operations	$(0.0025)	$(0.0040)
Income from Discontinued Operations	0.0001	0.0137

Net Income(Loss) per Common Share	$(0.0024)	$0.0097

Basic and Diluted Weighted-Average Common Shares Outstanding	261,721,283	231,326,107

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
For the Years Ended December 31, 2009 and 2010

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2008	13,000	$13	224,813,819	$224,814	$22,373,106	$(28,546,508)	$-	$1,962,022	$(3,986,554)

Contributions from noncontrolling interests	-	-	-	-	-	-	-	2,780,177	2,780,177

Shares issued for acquisition of Technology Alternative, Ltd, $0.02 per share	-	-	8,952,757	8,953	170,102	-	-	-	179,055

Issuance of common stock for cash at $0.02 per share	-	-	2,500,000	2,500	47,500	-	-	-	50,000

Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	366,459	-	-	-	366,459

Amortization of share-based Compensation for common stock held in escrow	-	-	-	-	42,392	-	-	-	42,392

Release of escrowed shares upon satisfaction of underlying mile stones	-	-	652,503	652	(652)	-	-	-	-

Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(472,856)	(472,856)

Foreign currency translation (loss)	-	-	-	-	-	-	(6,108)	(486,088)	(492,196)

Net income (loss) for the year ended December 31, 2009	-	-	-	-	-	2,238,365	-	(1,297,463)	940,902

Balance at December 31, 2009	13,000	13	236,919,079	236,919	22,998,907	(26,308,143)	(6,108)	2,485,792	(592,621)

Contributions from noncontrolling interests	-	-	-	-	-	-	-	3,713,530	3,713,530

Issuance of common stock for cash at $0.02 per share	-	-	25,000,000	25,000	475,000	-	-	-	500,000

Cashless Exercise of Warrants			8,545,399	8,545	(8,545)	-	-	-	-

Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	115,268	-	-	-	115,268

Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(841,875)	(841,875)

Foreign currency translation gain	-	-	-	-	-	-	3,913	316,303	320,216

Net loss for the year ended December 31, 2010	-	-	-	-	-	(625,287)	-	(1,431,805)	(2,057,092)

Balance at December 31, 2010	13,000	$13	270,464,478	$270,464	$23,580,630	$(26,933,430)	$(2,195)	$4,241,945	$1,157,427

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2010	2009

Cash Flows From Operating Activities
Net income (loss)	$(2,057,092)	$940,902
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction loss	-	184,853
Gain on settlement of liabilities	(601,114)	-
Share-based compensation	115,268	408,851
Depreciation	243,695	50,347
Gain/loss on sale of assets	1,234	-
Gain on disposal of SaveCream Assets	-	(3,298,511)
Changes in operating assets and liabilities:	-
Accounts receivable	145,130	(146,730)
Inventory	(11,470)	-
Other current assets	(123,133)	(12,169)
Deferred growing costs	(1,219,337)	-
Accounts payable and accrued expenses	854,278	646,828
Net Cash Used in Operating Activities	(2,652,541)	(1,225,629)
Cash Flows From Investing Activities
Purchase of land	(722,588)	-
Plantation development costs	(1,159,959)	(1,289,294)
Purchase of property and equipment	(256,534)	(264,603)
Proceeds from disposal of assets	-	12,847
Proceeds from disposal of SaveCream assets	-	500,745
Cash acquired in acquisition of Technology Alternatives, Limited	-	2,532
Net Cash Used in Investing Activities	(2,139,081)	(1,037,773)
Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	500,000	50,000
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	3,713,530	2,780,177
Proceeds from notes payable	742,652	50,554
Payments on notes payable	(485,567)	-
Proceeds from convertible notes payable	567,000	-
Net Cash Provided by Financing Activities	5,037,615	2,880,731
Effect of exchange rate changes on cash	17,041	(75,054)
Net Increase in Cash and Cash Equivalents	263,034	542,275
Cash and Cash Equivalents at Beginning of Year	833,584	291,309
Cash and Cash Equivalents at End of Year	$1,096,618	$833,584

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$168,928	$837
Noncash Investing and Financing Activities:
Cashless exercise of warrants	8,545	-
Accrual of return on noncontrolling interest	841,875	472,856
Plantation costs financed by accounts payable	32,497	204,388
Equipment depreciation capitalized to plantation development costs	-	37,610
Release of common Stock held in escrow	-	17,618
Issuance of common stock for net assets of Technology Alternatives, Ltd	-	179,055
Assumption of research and development agreement and of accounts
payable in conjunction with the disposal of SaveCream assets	-	2,779,856
Reclass of Technology Alternatives, Ltd. To Investments held for Sale	292,525
Equipment purchase for debt	149,419	-

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

History

This company was incorporated under the laws of the State of Utah on November 20, 1991. Effective as of August 6, 1992, the Company merged with and into WPI Pharmaceutical, Inc., a Utah corporation, pursuant to which WPI Pharmaceuticals, Inc. was the surviving corporation. Pursuant to the merger, the name of the surviving corporation was changed to Medical Discoveries, Inc. (“MDI”).  MDI’s initial business purpose was the research and development of an anti-infection drug.  In 2005, MDI acquired the assets and business associated with the SaveCream technology and carried on the research and development of this drug candidate.  As discussed in Note K, MDI made the decision in 2007 to discontinue further development of its drug candidates and sell the technologies.

On September 7, 2007, MDI entered into a share exchange agreement pursuant to which it acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, discussed further in Note C.  Global Clean Energy Holdings, LLC was an entity that had certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant.  With this transaction, MDI commenced the research and development of its current business of providing feedstock oil intended for the production of bio-diesel.

On January 29, 2008, the name Medical Discoveries, Inc. was changed to Global Clean Energy Holdings, Inc., and on July 19, 2010 the company changed its state of incorporation to Delaware.  Unless otherwise specified herein, all references to the “Company” refer to Global Clean Energy Holdings, Inc. and its subsidiaries.

Effective April 23, 2008, the Company entered into a limited liability company agreement to form GCE Mexico I, LLC (GCE Mexico) along with six investors.  The Company owns 50% of the common membership interest of GCE Mexico and five of the investors own the other 50% of the common membership interest.  Additionally, a total of 1,000 preferred membership units were issued to two of the investors.  GCE Mexico owns a 99% interest in Asideros Globales Corporativo, (Asideros) an entity organized under the laws of Mexico, and the Company owns the remaining 1% directly.  GCE Mexico was organized primarily to, among other things, acquire land in Mexico through subsidiaries for the cultivation of the Jatropha plant.

On July 2, 2009, the Company acquired 100% of the equity interests of Technology Alternatives, Limited (TAL), a Belizean entity that owned and operated  a farm in Belize for cultivation of the Jatropha plant.  TAL had developed a nursery capable of producing Jatropha seedlings and rooted cuttings.  In 2010, the operations of the Belizean subsidiary were terminated, and all of its nursery capabilities were transferred to the Company’s other operations in Tizimin, Mexico. As such, the Company has started the process of selling the land.

On July 19, 2010, the reincorporation of the company from a Utah corporation to a Delaware corporation was completed, as approved by shareholders. In the reincorporation, each outstanding share of the company’s common stock was automatically converted into one share of common stock of the surviving Delaware corporation. In addition, the par value of the Company’s capital stock changed from no par per share to $0.001 per share.  The effects of the change in par value have been reflected retroactively in the accompanying consolidated financial statements and notes thereto for all periods presented.  The effect of retroactively applying the par value of $0.001 per share resulted in reclassification of $17,409,660 of common stock and $1,290,722 of preferred stock as of December 31, 2008 to additional paid-in capital.  The reincorporation did not result in any change in the company’s name, ticker symbol, CUSIP number, business, assets or operations. The management and Board of Directors of the company remained the same.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., its subsidiaries, and the variable interest entities of GCE Mexico and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Generally accepted accounting principles related to the consolidation of variable interest entities require that if an entity is the primary beneficiary of a variable interest entity (VIE), the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements.  An entity is a primary beneficiary if it has both (a) the power to direct the significant operations of the VIE, and (b) the obligation to absorb the losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Global Clean Energy Holdings, Inc. and subsidiaries considers itself to be the primary beneficiary of GCE Mexico and subsidiaries, and accordingly, has consolidated these entities since April 2008, with the equity interests of the unaffiliated investors in GCE Mexico presented as Non-controlling Interests in the accompanying consolidated financial statements.   The asset and liability values of the VIE, GCE Mexico 1 and its subsidiaries, included in the consolidated balance sheet, as of December 31, 2010 and 2009, are shown in the table below:

GCE MEXICO 1, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

Current Assets	1,136,478	737,553
Property and Equipment	7,538,994	5,188,308
Deferred Growing Costs	1,244,419	-
Other Noncurrent Assets	7,743	-

TOTAL ASSETS	$9,927,634	$5,925,861

LIABILITIES
Current Liabilities	2,821,143	1,414,300
Long Term Liabilities	2,892,306	2,051,282

TOTAL LIABILITIES	$5,713,449	$3,465,582

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

Concentration of Credit Risk

At December 31, 2010 and 2009, the Company had cash and cash equivalents in excess of federally-insured limits of $328,000 and $78,000, respectively, bank deposits in the United States and $0 and $160,000, respectively for bank deposits in Mexico.  The Company has maintained its cash balances at what management considers to be high credit-quality financial institutions.

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

In accordance with generally accepted accounting principles for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  For the years ended December 31, 2010 and 2009, management’s review of the carrying values of long-lived assets did not indicate any impairment.

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

Revenue Recognition

Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured; and title and the risks and rewards of ownership have transferred to the buyer.   Value added taxes collected on revenue transactions are excluded from revenue and are included in accounts payable until remittance to the taxation authority.

Research and Development

Prior to the discontinuation of its bio-pharmaceutical business as discussed in Note K, research and development had been the principal function of the Company. Research and development costs are charged to expense when incurred.

Foreign Currency

During 2010, the Company had operations located in the United States, Mexico and Belize.  During the quarter ended December 31, 2009, the Company changed its functional currency for certain assets located in Mexico from the U.S. dollar to the Mexican peso.  For these foreign operations, the functional currency is the local country’s currency.  Consequently, revenues and expenses of operations outside the United States of America are translated into U.S. dollars using weighted average exchange rates, while assets and liabilities of operations outside the United States of America are translated into U.S. dollars using exchange rates at the balance sheet date.  The effects of foreign currency translation adjustments are included in equity (deficit) as a component of accumulated other comprehensive loss in the accompanying consolidated financial statements.  Foreign currency transaction adjustments are included in other income (expense) in the Company’s results of operations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and Diluted Loss per Share

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the year.  Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, common stock held in escrow, stock options and stock warrants have not been included in the income or loss per common share for 2010 and 2009 as they are anti-dilutive in relation to the calculation of loss per common share from continuing operations.

The potentially issuable common shares as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Convertible notes	19,028,671	128,671
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	26,475,662	29,742,552
Compensation-based stock options and warrants	69,531,483	60,859,083
	126,853,997	102,548,487

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

Subsequent Events

The Company has evaluated subsequent events through March 24, 2011, the date these consolidated financial statements were issued.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Statements

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

NOTE B — BASIS OF PRESENTATION AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a loss from continuing operations applicable to its common shareholders of $656,553 during the year ended December 31, 2010, and has an accumulated deficit applicable to its common shareholders of $26,933,430.  The Company also used cash in operating activities of $2,652,541 during the year ended December 31, 2010.  At December 31, 2010, the Company has negative working capital of $5,034,816 and a stockholders’ deficit applicable to its shareholders of $3,084,518.  Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of seed oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the new business model.  In order to fund its new operations, the Company initially sold Series B preferred stock during the quarter ended December 31, 2007 in the amount of $1,300,000.  During the years ended December 31, 2010 and 2009, the Company has received $3,713,530 and $2,780,177 in capital contributions from the preferred membership interest in GCE Mexico I, LLC, and has issued mortgages in the amount of $2,051,282 for the acquisition of land of Asideros and $742,652 for the acquisition of land of Asideros 2. The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  The Company plans to rely on additional equity financing from GCE Mexico 1, LLC along with expected operating revenues, but there can be no assurance that the equity financing will continue to be available.  Additionally, the Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C — JATROPHA BUSINESS VENTURE

The Company entered into the bio-fuels business in 2007 by acquiring certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel, and by entering into certain employment agreements and property management agreements.  Subsequent to entering into these transactions, the Company identified certain real property in Mexico it believed to be suitable for cultivating the Jatropha plant.  During April 2008, the Company and six unaffiliated investors formed GCE Mexico I, LLC (GCE Mexico) and Asideros Globales Corporativo (Asideros), a Mexican corporation.  Asideros acquired the land in Mexico for the cultivation of the Jatropha plant.  In July 2009, the Company acquired Technology Alternatives Limited (TAL), which has developed a farm in Belize for cultivation of the Jatropha plant and provides technical advisory services for the propagation of the Jatropha plant.  In March 2010, the Company formed Asideros 2, a Mexican corporation, which has acquired additional land in Mexico adjacent to the land acquired by Asideros. All of these transactions are described in further detail in the remainder of this note.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Exchange Agreement

The Company entered into a share exchange agreement (the Global Agreement) pursuant to which the Company acquired all of the outstanding ownership interests in Global Clean Energy Holdings, LLC, a Delaware limited liability company (Global), on September 7, 2007 from Mobius Risk Group, LLC (Mobius) and from Richard Palmer (Mr. Palmer).  At that time, Mr. Palmer owned a 13.33% equity interest in Mobius and became the Company’s new President and Chief Operating Officer in September 2007 and its Chief Executive Officer in December 2007.  Global owned certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the start-up of a business related to the cultivation and production of seed oil from the seed of the Jatropha plant, for the purpose of providing feedstock oil intended for the production of bio-diesel.  Under the Global Agreement, the Company issued 63,945,257 shares of its common stock for all of the issued and outstanding membership interests of Global.  Of the 63,945,257 shares issued under the Global Agreement, 36,540,146 shares were issued and delivered at the closing of the Global Agreement without any restrictions.  The remaining 27,405,111 shares of common stock were, however, held in escrow by the Company, subject to forfeiture in the event that certain specified performance and market-related milestones were not achieved.  Upon the satisfaction, from time to time, of the operational and market capitalization condition milestones, the restricted shares were released by the Company from escrow and delivered to the buyers in accordance with the terms and conditions of the Global Agreement.  In the event that all of the milestone conditions were not achieved, the restricted shares that had not been released from escrow would be cancelled by the Company and thereafter cease to be outstanding.

Of the restricted shares issued under the Global Agreement, 13,702,556 shares were to be released from escrow if and when i) certain land lease agreements suitable for the planting and cultivation of Jatropha curcas were executed and ii) certain operation management agreements with a third-party land and operations management company with respect to the management, planting and cultivation of Jatropha curcas were executed.  These restricted shares were to be held in escrow subject to the satisfaction of these milestones, at which time such shares would be released from escrow and delivered to the sellers.  The Company has accounted for these potentially issuable shares as share-based compensation for shares of common stock that contain a performance or service condition.  The Company has determined the value of these shares to be $369,969, or $0.027 per share, and amortized this compensation over four months, the period of time in which the satisfaction of the operational milestones was expected to be fulfilled that would result in the release of the 13,702,556 shares from escrow.  For accounting purposes, shares held in escrow are not considered outstanding, but are deemed to be potential dilutive shares for loss per share calculations.  During the years ended December 31, 2008, the Company amortized and recognized $21,581 of share-based compensation related to these shares.  With the acquisition of the land for the Jatropha Farm in April 2008, the operational milestones were satisfied under the Global Agreement.  Consequently, 13,702,556 shares of common stock being held in escrow have been released to the former owners of Global Clean Energy Holdings, LLC.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2009, 652,503 shares of the remaining shares of common stock held in escrow were released upon the approval of the board of directors and the balance of 3,915,016 shares held in escrow were forfeited and returned to the Company for cancelation for failure to meet the remaining milestones by September 7, 2009, the deadline for achieving the milestones.  The Company accounted for these potentially issuable shares as share-based compensation, for shares of common stock that contain a market condition.  The Company determined the value of these shares to be $369,969, or $0.027 per share, and amortized this compensation over the periods of time in which the satisfaction of each of the three market capitalization and trading volume milestones were expected to be fulfilled. The Company originally estimated these time periods to be approximately three months for the first tranche of stock and two years for the second and third tranches.  For accounting purposes, shares held in escrow are not considered outstanding, but are deemed to be potential dilutive shares for loss per share calculations.  During the years ended December 31, 2010 and 2009, the Company amortized and recognized $0 and $42,392, respectively, of share-based compensation related to these shares.

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

The Company owed Mobius $322,897 for accrued, but unpaid, compensation and costs as of December 31, 2010 and as of December 31, 2009.  The Company disputes the total of these charges and is currently in litigation  with Mobius to resolve this liability.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LODEMO Agreement

On October 15, 2007, the Company entered into a service agreement with Corporativo LODEMO S.A DE CV, a Mexican corporation (the LODEMO Group), to provide services related to the establishment, development, and day-to-day operations of the Company’s Jatropha Business in Mexico.  The Company had agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement had a 20-year term but could  be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of work previously performed by LODEMO was reduced and modified based upon certain labor functions being provided internally by the Company and by Asideros, the Company’s Mexican subsidiary, on a go-forward basis.  Under this agreement, the Company has paid the LODEMO Group or accrued $624,329 during the year ended December 31, 2009, all of which was capitalized as plantation development costs.  This agreement was cancelled in 2009.  As of December 31, 2010 the Company’s financial statement reflect that it owes the LODEMO Group $251,500 for accrued, but unpaid, compensation and costs and $204,085 as of December 31, 2009. The Company disputes the total of these charges and is currently in discussions with LODEMO to resolve this liability.

GCE Mexico I, LLC and Asideros Globales Corporativo

Effective April 23, 2008, the Company entered into a limited liability company agreement (“LLC Agreement”) to form GCE Mexico I, LLC, a Delaware limited liability company (GCE Mexico), with six investors (collectively, the “Investors”).  GCE Mexico was organized primarily to facilitate the acquisition of approximately 5,000 acres of farm land (the Jatropha Farm) in the State of Yucatan in Mexico to be used primarily for the (i) cultivation of Jatropha curcas, (ii) the marketing and sale of the resulting fruit, seeds, or pre-processed crude Jatropha oil, whether as biodiesel feedstock, biomass or otherwise, and (iii) the sale of carbon value, green fuel value, or renewable energy credit value (and other similar environmental attributes) derived from activities at the Jatropha Farm.

Under the LLC Agreement, the Company owns 50% of the issued and outstanding common membership units of GCE Mexico.  The remaining 50% of the common membership units was issued to five of the Investors.  The Company and the other owners of the common membership interest were not required to make capital contributions to GCE Mexico.

In addition, two of the Investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico in installments and as required, to fund the development and operations of the Jatropha Farm.  The preferred members have made capital contributions of $3,713,530 and $2,780,177 during the years ended December 31, 2010 and 2009, respectively, totaling contributions of $8,908,858 received by GCE Mexico from these Investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the Investors, as requested by management and as required by the operation in 2011 and the following years.  These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest.  The preferential return totaled $841,875 and $472,856 during the years ended December 31, 2010 and 2009, respectively.

Two investors holding preferred membership units also directly funded the purchase of the initial approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282.  The land was acquired in the name of Asideros and Asideros issued a mortgage in the amount of $2,051,282 in favor of these two investors.  These two investors also directly funded the purchase by Asideros 2 of approximately 3,700 acres of land adjacent to the land owned by Asideros by the payment of $742,652.  The land was acquired in the name of Asideros 2 and Asideros 2 issued a mortgage in the amount of $742,652 in favor of these two investors.  These mortgages bear interest at the rate of 12% per annum, payable quarterly. The initial mortgage, including any unpaid interest, is due in April 2018.  The second mortgage, including any unpaid interest, is due in February 2020.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net income or loss of Asideros and of Asideros 2 is allocated to its shareholders based on their respective equity ownership, which is 99% to GCE Mexico and 1% directly to the Company.  GCE Mexico has no operations separate from its investments in Asideros and Asideros 2.  According to the LLC Agreement of GCE Mexico, the net loss of GCE Mexico is allocated to its members according to their respective investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The noncontrolling interest presented in the accompanying consolidated balance sheet includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and excludes any common membership interest in GCE Mexico held by the Company.

Technology Alternatives, Limited

On October 29, 2008, the Company entered into a stock purchase agreement with the shareholders of Technology Alternatives, Limited (TAL), a company formed under the laws of Belize in Central America.  Subsequently, the terms and conditions of the stock purchase agreement were modified prior to closing.  The closing was primarily delayed to allow TAL to complete all required conditions for the closing.  On July 2, 2009, all closing requirements were completed and the Company consummated the  stock purchase agreement by issuing 8,952,757 shares of its common stock in exchange for 100% of the equity interests of TAL.  TAL owns approximately 400 acres of land and has developed a Jatropha farm in stages over the last three years for the cultivation of the Jatropha plant.    During 2009, TAL commenced selling seeds, principally to GCE Mexico.

In connection with the acquisition, certain payables to the former shareholders of TAL were renegotiated and converted into promissory notes in the aggregate principal amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009).  See Note F for further details.

On the closing date, the common stock issued to acquire TAL was valued at $179,055, or $0.02 per share. The Company’s evaluation of the fair value of net assets acquired consists of the following:

Assets:
Cash	$2,532
Land	485,724
Plantation Development Cost	81,189
Plantation Equipment	61,543
Office Equipment	2,246

Total Assets	633,234

Liabilities:
Accounts Payable	26,434
Accrued Compensation	30,629
Payable to Global Clean Energy	129,080
Notes Payable to shareholders	268,036

Total Liabilities	454,179

Net assets acquired	$179,055

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment held for sale

As all of TAL’s nursery capabilities have since been transferred to the Company’s other operations in Tizimin, Mexico and the Company is in the process of selling the land, the net assets have been reclassified as Investment Held for Sale at December 31, 2010; the promissory notes are netted against the net assets.  The Net Assets, measured at fair value as of December 31, 2010 were $565,473 Belize Dollars (US $292,350 based on exchange rates in effect at December 31, 2010).

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2010 and 2009 are as follows:

	December 31,	December 31,
	2010	2009
Land	$2,435,722	$2,079,914
Plantation development costs	4,805,940	3,633,288
Plantation equipment	1,108,467	805,719
Office equipment	89,721	33,478
Total cost	8,439,850	6,552,399
Less accumulated depreciation	(336,313)	(110,910)
Property and equipment, net	$8,103,537	$6,441,489

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued payroll and payroll taxes are composed of the following:

	December 31,	December 31,
	2010	2009

Accrued payroll, vacation, and related payroll taxes for current officers	$1,039,459	$570,726
Former Chief Executive Officer, resigned 2007, including $500,000 under the Release and Settlement Agreement	570,949	570,949
Other former officers and directors	77,750	311,200
Accrued payroll taxes on accrued compensation to former officers and directors	25,590	38,510

Accrued payroll and payroll taxes	$1,713,748	$1,491,385

On August 31, 2007, the Company entered into a Release and Settlement Agreement with Judy Robinett, the Company’s then-current Chief Executive Officer.  Under the agreement, Ms. Robinett agreed to, among other things, assist the Company in the sale of its legacy assets to Eucodis Pharmaceuticals Forschungs and Entwicklungs GmbH (Eucodis) and complete the preparation and filing of the delinquent reports to the Securities and Exchange Commission.  Under the agreement, Ms. Robinett agreed to (i) forgive her potential right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share.  In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the stock options, and settlement of other issues, the Company agreed, among other things, to pay Ms. Robinett $500,000 upon the receipt of the cash payment from Eucodis.  Pursuant to this agreement, Ms. Robinett resigned on December 21, 2007.  Despite the Company’s efforts, the sale to Eucodis was never completed and Eucodis has since ceased operations.  Accordingly, the conditions precedent to make the $500,000 payment from the Eucodis proceeds described above have not been fulfilled, i.e., the Company’s sale of the SaveCream Assets to Eucodis did not occur, and the Company does not believe that Ms. Robinett is entitled to this payment.  Furthermore, as indicated in Note K to these consolidated financial statements, the Company subsequently sold the SaveCream Assets to an unaffiliated third party on November 16, 2009.

There is an accrual of Director’s fees included in the Accounts Payable balance as of December 31, 2010 and December 31, 2009 of $155,000 and $89,000, respectively.

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

Mortgage Notes Payable

See Note C for the further discussion on mortgage notes payable.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable to Shareholders

The Company has notes payable to certain shareholders in the aggregate amount of $26,000 and $56,000 at December 30, 2010 and December 31, 2009, respectively.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $43,278 and $85,541 at December 30, 2010 and December 31, 2009, respectively.

As more fully disclosed in Note C to these consolidated financial statements, the Company has promissory notes to the former shareholders of TAL in the amount of $526,462 Belize dollars, (US $272,181 based on exchange rates in effect at December 31, 2010), including capitalized interest of $10,322 Belize Dollars.  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were originally due on December 29, 2009, but the due date has been extended to July 15, 2011.

Convertible Notes Payable

In March 2010, the Company entered into a securities purchase agreement with the preferred members of GCE Mexico pursuant to which the Company issued senior unsecured convertible promissory notes in the original aggregate principal amount of $567,000 and warrants to acquire an aggregate of 1,890,000 shares of the Company’s common stock.  The Convertible Notes mature on the earlier of March 16, 2012, or upon written demand of payment by the note holders following the Company’s default thereunder. The maturity date of the Convertible Notes may be extended by written notice made by the note holders at any time prior to March 16, 2012.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each three-month anniversary of the issuance of the convertible notes.  The Company may at its option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of its common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price for each of the five consecutive trading days immediately preceding the interest payment date.  At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Company’s common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.  The convertible notes rank senior to all other indebtedness of the Company, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by the Company in the ordinary course of business. The Company may not prepay the convertible notes without the prior consent of the Investors.

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

The Company has convertible notes payable to certain individuals in the aggregate amount of $193,200 at December 31, 2010 and 2009.  The notes originated in 1996, bear interest at 12%, are unsecured, and are currently in default.  Each $1,000 note is convertible into 667 shares of the Company’s common stock.  Accrued interest on the convertible notes totaled $295,167 and $271,983 at December 31, 2010 and 2009, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitment

During June 2010, the Company entered into a new two-year and two month lease agreement with average monthly payments including prescribed common area fees of $3,400, with a 3% annual increase in lease payments.  Rent expense for the year ended December 31, 2010 was $25,549.

Future minimum lease payments under operating lease obligations as of December 31, 2010 were as follows:

Year Ending
December 31,
2011	$41,500
2012	28,000

Operating Lease Payable	$69,500

Plantation equipment recorded under the two capital leases is included in “property and equipment” and amounted to $77,396 at December 31, 2010.  Depreciation of the capitalized asset is computed on the straight-line basis over the lease term and is being capitalized in plantation development cost until the farm is operational.  The total accumulated depreciation is $418 for the year ended December 31, 2010.  Imputed interest on the lease is 13.25% with principal and interest due in equal monthly installments of $1,309 each, or $2,618 combined.  The balance of the leases payable as of December 31, 2010 was $72,725 and is due to be paid in full by October 2013.

In December 2010, plantation equipment under the two additional capital leases is included in “property and equipment” and amounted to $56,383 at December 31, 2010.  Depreciation of the capitalized asset is computed on the straight-line basis over the lease term and will be capitalized in plantation development cost.  No depreciation was accumulated as the equipment was put into operations in the latter half of December 2010.  Imputed interest on the lease is 13.25% with principal and interest due in equal monthly installments of $953 each, or $1,906 combined.  The balance of the leases payable as of December 31, 2010 was $55,098 and is due to be paid in full by December 2013.

Transportation equipment recorded under a capital lease is included in “property and equipment” and amounted to $19,095 at December 31, 2010.  Depreciation of the capitalized asset is computed on the straight-line basis over the lease term and is included in depreciation expense.  Depreciation expense totals $1,436 during the year ended December 31, 2010. Imputed interest on the lease is 14.50%,with principal and interest due in monthly installments of $784.  The balance of the lease payable as of December 31, 2010 was $17,688 and is due to be paid in full in 30 equal monthly installments, or by March 2013.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under capital lease obligations as of December 31, 2010 were as follows:

Year Ending
December 31,
2011	64,070
2012	64,070
2013	49,761
177,901
Less amount representing interest	(32,390)
Capital Lease Payable	$145,511

Less Current portion	47,139
Long Term Capital Lease Liability	98,372

Settlement of Liabilities

The Company has settled certain liabilities previously carried on the consolidated balance sheet, which settlements resulted in  significant gains.  The gain on settlement of liabilities for the year ended December 31, 2010 was $601,114.  There was no gain on settlement of liabilities for the comparable period in 2009. This gain was primarily from the settlement of historic liabilities primarily incurred by prior management in connection with the discontinued pharmaceutical operations that had been on the Company’s records for several years.

NOTE G —  EQUITY (DEFICIT)

Common Stock

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

NOTE H — INCOME TAXES

Income taxes are provided for temporary differences between financial and tax bases of assets and liabilities. The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2010 and 2009:

	2010	2009
Federal income tax (benefit) at statutory rate (34%)	$(699,000)	$320,000
State income tax (benefit) , net of federal benefit	(31,000)	138,000
Foreign income tax benefit	37,000	17,000
Gain on sale of SaveCream assets	-	(1,096,000)
Losses allocated to preferred members of GCE Mexico	488,000	443,000
Foreign currency translation adjustment	(13,000)	70,000
Share-based compensation	64,000	115,000
Expiration of operating loss and research credit carryforwards	403,000	813,000
Adjustment of operating loss carryforwards	(6,000)	951,000
Other differences	1,000	(1,000)
Change in valuation allowance	(244,000)	(1,770,000)
Income tax benefit	$-	$-

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred tax assets and liabilities are as follows at December 31, 2010 and 2009, using a combined deferred income tax rate of 40%:

	2010	2009
Net operating loss carryforward	$7,121,000	$7,524,000
Share-based compensation	746,000	765,000
Accrued compensation and other liabilities	831,000	653,000
Other	(2,000)	(2,000)
Valuation allowance	(8,696,000)	(8,940,000)
Net deferred tax asset	$-	$-

Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

The Company has available net operating losses of approximately $17,803,000 which can be utilized to offset future earnings of the Company. The utilization of the net operating losses are dependent upon the tax laws in effect at the time such losses can be utilized. The loss carryforwards expire between the years 2011 and 2030. Should the Company experience a significant change of ownership, the utilization of net operating losses could be reduced.

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the state of California.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2006.  The Company is no longer subject to examination by state tax authorities for tax years before and including December 31, 2005.  During the years ended December 31, 2010 and 2009, the Company did not recognize interest and penalties.

NOTE I – EMPLOYMENT AGREEMENTS

Palmer Employment Agreement

Effective September 1, 2007, the Company entered into an employment agreement with Richard Palmer pursuant to which the Company hired Mr. Palmer to serve as its President and Chief Operating Officer.  Mr. Palmer was also appointed to serve as a director on the Company’s Board of Directors to serve until the next election of directors by the Company’s shareholders.  Upon the resignation of the former Chief Executive Officer on December 21, 2007, Mr. Palmer also became the Company’s Chief Executive Officer.  The Company hired Mr. Palmer to take advantage of his experience and expertise in the feedstock/bio-diesel industry, and in particular, in the Jatropha bio-diesel and feedstock business.  The term of employment currently expires on September 30, 2012.

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

The Company has accounted for the options under Mr. Palmer’s employment agreement as share-based compensation for options to purchase common stock that contain a market condition.  The Company valued these options at $264,000 using the Black-Scholes pricing model.  The Company amortized this compensation over the period of time in which the satisfaction of the market conditions was expected to be fulfilled.  The weighted average fair value of the stock options was $0.022 per share. The weighted-average assumptions used for the calculation of fair value were risk-free rate of 4.21%, volatility of 116%, expected life of five years, and dividend yield of zero. In April 2009, all remaining unamortized compensation was recognized with the vesting of the options.  During the year ended December 31, 2009, the Company amortized and recognized $146,348 of share-based compensation related to these options.

As more fully described in Note L to these consolidated financial statements, the employment agreement with Mr. Palmer was amended in March 2010 to provide for a two-year extension and the grant of options to acquire 12 million shares of the Company’s common stock.  During the year ended December 31, 2010, the Company amortized and recognized $83,574 of share-based compensation related to these options.

Nelson Employment Agreement

On March 20, 2008, the Company entered into an employment agreement with Bruce K. Nelson pursuant to which the Company hired Mr. Nelson to serve as its Executive Vice-President and Chief Financial Officer effective April 1, 2008. The initial term of employment expired on March 20, 2010, but, according to its terms, automatically renews for successive one-year periods unless otherwise terminated in accordance with the employment agreement.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has accounted for the options under Mr. Nelson’s employment agreement as share-based compensation.  The Company valued these options at $189,500 using the Black-Scholes pricing model.  The weighted average fair value of the stock options was $0.042 per share.  The weighted-average assumptions used for the calculation of fair value were risk-free rate of 2.38%, volatility of 127%, expected life of 5.2 years, and dividend yield of zero.  The Company amortized this compensation over the vesting period for the Initial Option and over the period of time in which the satisfaction of market capitalization milestones for the Performance Option was expected to be fulfilled that would result in the vesting of these stock options.  In April 2009, all remaining unamortized compensation was recognized with the vesting of the options.  During the years ended December 31, 2010 and 2009, the Company amortized and recognized $0 and $98,154, respectively of share-based compensation related to these options.

NOTE J – STOCK OPTIONS AND WARRANTS

Stock Options and Compensation-Based Warrants

The Company has two incentive stock option plans wherein 24,000,000 shares of the Company’s common stock are reserved for issuance there under. The Company granted stock options during the fiscal year ended December 31, 2010 to acquire 12,000,000 shares of the Company’s common stock to the Company’s Chief Executive Officer.  The Company granted stock options during the fiscal year ended December 31, 2009 to acquire 1,000,000 shares of the Company’s common stock to non-employee directors.  These options are exercisable at $0.02 per share, vest monthly over ten months starting August 31, 2009, and expire July 3, 2014.  During the year ended December 31, 2009, the Company also issued compensation-based stock warrants to an investment banking firm to acquire 7,700,000 shares of the Company’s common stock at $0.0325 per share and 350,000 options to purchase the Company’s common stock at $$0.02 per share.  Additionally, during the fiscal year ended December 31, 2010, the Company issued compensation-based warrants to purchase 250,000 shares of common stock to a law firm.

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

On July 1, 2010, the Company granted stock options to acquire 1,000,000 shares of the Company’s common stock to non-employee directors.  These options are exercisable at $0.04 per share, vest monthly over ten months starting August 1, 2010, and expire June 30, 2015.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No income tax benefit has been recognized for share-based compensation arrangements.  The Company has recognized plantation development costs totaling $124,565 related to a liability that was satisfied by the issuance of warrants in 2008.  Otherwise, no share-based compensation cost has been capitalized in the consolidated balance sheet.

A summary of the status of options and compensation-based warrants at December 31, 2010 and 2009, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2008	52,159,083	$0.03
Granted	16,750,000	0.03
Exercised	-	-
Expired	-	-
Cancelled	(7,700,000)	0.03

Outstanding at December 31, 2009	61,209,083	0.03	6.2 years	$168,609

Granted	14,650,000	0.02
Exercised	(5,827,600)	0.01		$268,070
Expired	(500,000)	0.25

Outstanding at December 31, 2010	69,531,483	0.03	5.1 years	$450,970

Exercisable at December 31, 2010	55,668,983	$0.03	4.1 years	$324,095

At December 31, 2010, 80,000 of the options outstanding have no stated contractual life.  Except for warrants issued in satisfaction of accounts payable, the fair value of each stock option grant and compensation-based warrant is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  In the case of the warrants issued in satisfaction of accounts payable, the warrants were valued at the amount of the accounts payable satisfied.  The weighted-average fair value of stock options and compensation-based warrants issued during the year ended December 31, 2010 was $0.01186.  The weighted-average assumptions used for options granted and compensation-based warrants issued during the year ended December 31, 2010 were risk-free interest rate of 3.34%, volatility of 157%, expected life of 9.1 years, and dividend yield of zero.  The weighted-average fair value of stock options and compensation-based warrants issued during the year ended December 31, 2009 was $0.01573.  The weighted-average assumptions used for options granted and compensation-based warrants issued during the year ended December 31, 2009 were risk-free interest rate of 2.5%, volatility of 152%, expected life of 5.0 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

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

These modifications accelerated the vesting of the affected options and accelerated the release of the affected common stock held in escrow, which resulted in the acceleration of the recognition of the remainder of share-based compensation related to these options and common stock held in escrow.  Share-based compensation from all sources recorded during the years ended December 31, 2010 and 2009 was $115,268 and $408,851, respectively, and is reported as general and administrative expense in the accompanying consolidated statements of operations.

As of December 31, 2010, there is approximately $53,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.6 years.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Warrants

A summary of the status of the warrants granted at December 31, 2010 and 2009, and changes during the years then ended is presented in the following table:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at December 31, 2008	29,742,552	$0.01
Issued	-	-
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2009	29,742,552	$0.01

Issued	1,890,000	0.03
Exercised	(4,575,495)	0.01
Expired	(581,395)	0.13

Outstanding at December 31, 2010	26,475,662	$0.01

On April 26, 2010, the Company received a notice for the exercise of 4,575,495 financing-based warrants and 5,827,600 compensation-based warrants to acquire  common stock on a cashless basis.   The warrants were exercisable at $0.01 per share.  The Company issued 8,545,399 shares of its common stock to the entity as a result of the cashless exercise.

NOTE K – DISCONTINUED OPERATIONS

On November 16, 2009, Global Clean Energy Holdings, Inc. and its subsidiary, MDI Oncology, Inc., entered into a Sale and Asset Purchase Agreement with Curadis Gmbh, an unaffiliated German company, for the sale of substantially all of the intellectual property associated with the patents, patent applications, pre-clinical study data and ancillary clinical trial data concerning the SaveCream asset.  The closing occurred on December 22, 2009.  The SaveCream asset had no carrying value on the consolidated balance sheet of the Company.  In connection with the sale, the Company recognized a gain of $3,298,511 during the fourth quarter of 2009, consisting of cash received of $518,655, the assumption of a research and development obligation with a carrying value of $2,758,350 (1,850,000 Euros), and the assumption of accounts payable of $21,506.  Should the pharmaceutical product ever be commercialized, the entire transaction will be valued at 4.2 million Euros. Although management is hopeful that the pharmaceutical product will be commercialized, no assurance can be given if or when any additional consideration or cash will be provided to the Company after the closing. If additional consideration or cash is received, the Company will recognize additional gain at that time.  The Company will hold a security interest in the sold assets until the final two million Euro payment is made, if ever.

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the years ended December 31, 2010 and 2009, Income from Discontinued Operations consists of the foreign currency transaction gains related to current liabilities associated with the discontinued operations that are denominated in Euros.