Form 10-Q
period 2011-03-31
Global Clean Energy Holdings, Inc.
filed 2011-05-06
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 6, 2011, the issuer had 271,089,478 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.

For the quarter ended March 31, 2011

FORM 10-Q

i

PART I

ITEM 1.  FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,491,757	$1,096,618
Accounts receivable	17,788	6,428
Inventory	12,130	11,706
Other current assets	297,740	248,711
Total Current Assets	1,819,415	1,363,463

PROPERTY AND EQUIPMENT	9,040,739	8,103,537

INVESTMENT HELD FOR SALE	285,790	292,350

DEFERRED GROWING COST	1,774,788	1,244,419

OTHER NONCURRENT ASSETS	25,238	11,243

TOTAL ASSETS	$12,945,970	$11,015,012

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,801,299	$1,747,788
Accrued payroll and payroll taxes	1,728,635	1,776,465
Accrued interest payable	1,269,502	1,154,943
Accrued return on noncontrolling interest	1,754,879	1,452,744
Capital lease liability	49,797	47,139
Notes payable to shareholders	26,000	26,000
Convertible notes payable	193,200	193,200
Total Current Liabilities	6,823,312	6,398,279

LONG-TERM LIABILITIES
Long term capital lease liability	89,413	98,372
Convertible notes payable	567,000	567,000
Mortgage notes payable	2,793,934	2,793,934
Total Long Term Liabilities	3,450,347	3,459,306

EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized Series B, convertible; 13,000 shares issued (aggregate liquidation preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized; 270,464,478 and shares issued and outstanding, each period	270,464	270,464
Additional paid-in capital	23,628,818	23,580,630
Accumulated deficit	(27,137,906)	(26,933,430)
Accumulated other comprehensive loss	(2,600)	(2,195)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(3,241,211)	(3,084,518)
Noncontrolling interests	5,913,522	4,241,945
Total equity (deficit)	2,672,311	1,157,427

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$12,945,970	$11,015,012

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Revenue	$260,224	$132,236

Operating Expenses
General and administrative	570,529	761,659
Plantation operating costs	108,231	275,008

Total Operating Expenses	678,760	1,036,667

Loss from Operations	(418,536)	(904,431)

Other Income (Expenses)
Interest income	19	622
Interest expense	(139,796)	(92,430)
Gain on settlement of liabilities	-	195,272
Foreign currency transaction adjustments	2,440	(7,555)

Total Other Income (Expenses)	(137,337)	95,909

Loss from Continuing Operations	(555,873)	(808,522)

Income (Loss) from Discontinued Operations	(22,793)	24,847

Net Loss	(578,666)	(783,675)

Net Loss Attributable to the Noncontrolling Interest	(374,190)	(401,297)

Net Loss attributable to Global Clean Energy Holdings, Inc.	$(204,476)	$(382,378)

Amounts attributable to Global Clean Energy Holdings, Inc. common shareholders:
Loss from Continuing Operations	$(181,683)	$(407,225)
Income (Loss) from Discontinued Operations	(22,793)	24,847
Net Loss	$(204,476)	$(382,378)

Basic and Diluted Loss per Common Share:
Loss from Continuing Operations	$(0.0007)	$(0.0017)
Income (Loss) from Discontinued Operations	(0.0001)	0.0001

Net Loss per Common Share	$(0.0008)	$(0.0016)

Basic and Diluted Weighted-Average Common Shares Outstanding	270,464,478	237,474,635

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(578,666)	$(783,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	(2,440)	(17,292)
Gain on settlement of liabilities	-	(195,272)
Share-based compensation	48,188	16,990
Depreciation	66,241	54,160
Changes in operating assets and liabilities:
Accounts receivable	(11,008)	(13,675)
Inventory	(424)	(46,170)
Other current assets	(41,763)	(12,537)
Deferred growing costs	(493,774)	(250,911)
Accounts payable and accrued expenses	119,918	429,693
Net Cash Used in Operating Activities	(893,728)	(818,689)
Cash Flows From Investing Activities
Purchase of land	-	(715,658)
Plantation development costs	(606,558)	(66,789)
Purchase of property and equipment	(164,900)	(63,155)
Net Cash Used in Investing Activities	(771,458)	(845,602)
Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	-	500,000
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	2,051,102	704,652
Proceeds from notes payable	-	742,652
Payments on notes payable	(11,448)	(477,016)
Proceeds from convertible notes payable	-	567,000
Net Cash Provided by Financing Activities	2,039,654	2,037,288
Effect of exchange rate changes on cash	20,671	19,954
Net Increase in Cash and Cash Equivalents	395,139	392,951
Cash and Cash Equivalents at Beginning of Period	1,096,618	833,584
Cash and Cash Equivalents at End of Period	$1,491,757	$1,226,535

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$30,624	$83,398
Noncash Investing and Financing Activities:
Accrual of return on noncontrolling interest	302,135	167,839

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

Effective April 23, 2008, the Company entered into a limited liability company agreement to form GCE Mexico I, LLC (GCE Mexico) along with six unaffiliated investors.  The Company owns 50% of the common membership interest of GCE Mexico and five of the unaffiliated investors own the other 50% of the common membership interest.  Additionally, a total of 1,000 preferred membership units were issued to two of the unaffiliated investors.  GCE Mexico owns a 99% interest in Asideros Globales Corporativo (Asideros) and a 99% interest in Asideros 2, entities organized under the laws of Mexico, and the Company owns the remaining 1% directly.  GCE Mexico was organized primarily to, among other things, acquire land in Mexico through subsidiaries for the cultivation of the Jatropha plant.

On July 2, 2009, the Company acquired 100% of the equity interests of Technology Alternatives, Limited (TAL), which has developed a farm in Belize for cultivation of the Jatropha plant.  TAL has also developed a nursery capable of producing Jatropha seedlings and rooted cuttings, and provided technical advisory services for the propagation of the Jatropha plant.

In March 2010, the Company formed a wholly owned subsidiary, Globales Energias Renovables(GER) which manages our bio-fuels operations in Latin America.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2011, may not be indicative of the results that may be expected for the year ending December 31, 2011.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

All outstanding stock options, warrants, convertible notes, and convertible preferred stock are currently antidilutive and have been excluded from the calculations of diluted profit or loss per share at March 31, 2011 and 2010, as follows:

	March 31,
	2011	2010

Convertible notes	19,028,671	19,028,671
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	26,475,662	31,632,552
Compensation-based stock options and warrants	68,831,483	73,459,083
	126,153,997	135,938,487

Prior Period Reclassifications
Certain December 31, 2010 balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the March 31, 2011 presentation.  These reclassifications had no effect on the December 31, 2010 total equity or net loss.

Note 2 – Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a loss from continuing operations applicable to its common shareholders of $181,683 and $656,553 during the three-months period ended March 31, 2011 and during the year ended December 31, 2010 respectively, and has an accumulated deficit applicable to its common shareholders of $27,137,906 at March 31, 2011.  The Company also used cash in operating activities of $893,728 and $2,652,541 during the three-month period ended March 31, 2011 and during the year ended December 31, 2010, respectively.  At March 31, 2011, the Company has negative working capital of $5,003,897 and a stockholders’ deficit attributable to its stockholders of $3,241,211.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the new business model.  In order to fund its new operations, the Company has received $10,959,960 in capital contributions from the preferred membership interest in GCE Mexico I, LLC, has issued mortgages in the total amount of $2,793,934 for the acquisition of land.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Jatropha Business Venture

The Company entered into the bio-fuels business in 2007 by acquiring certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel, and by entering into certain employment agreements and property management agreements.  Subsequent to entering into these transactions, the Company identified certain real property in Mexico it believed to be suitable for cultivating the Jatropha plant.  During 2008, GCE Mexico acquired the land in Mexico for the cultivation of the Jatropha plant.  In July 2009, the Company acquired TAL, which had developed a farm in Belize for cultivation of the Jatropha plant and provided technical advisory services for the propagation of the Jatropha plant.  In March 2010, the Company formed Asideros 2, a Mexican corporation, which has acquired additional land in Mexico adjacent to the land acquired by Asideros. All of these transactions are described in further detail in Note 1 above and in the remainder of the notes.

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

The original term of the agreement was twelve months.  Under the agreement, Mobius was required to supervise the hiring of certain staff to serve in management and operations roles of the Company, or to hire such persons to provide similar services to the company as independent contractors.  Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000.  The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided.  The Company terminated the agreement in July 2008, with the termination to become effective August 2008.  The Company had recorded liabilities to Mobius of $322,897 for accrued, but unpaid, compensation and costs as of March 31, 2011 and December 31, 2010.  However, the Company disputes these charges, and the additional amounts that Mobius claims that it is owed, and is currently in litigation with Mobius to resolve this liability.

LODEMO Agreement

On October 15, 2007, the Company entered into a service agreement with Corporativo LODEMO S.A DE CV, a Mexican corporation (the LODEMO Group), to provide services related to the establishment, development, and day-to-day operations of the Company’s Jatropha Business in Mexico.  The Company had agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement had a 20-year term but could  be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of work previously performed by LODEMO was reduced and modified based upon certain labor functions being provided internally by the Company and by Asideros, the Company’s Mexican subsidiary, on a go-forward basis.  Under this agreement, the Company has paid the LODEMO Group or accrued $624,329 during the year ended December 31, 2009, all of which was capitalized as plantation development costs.  This agreement was cancelled in 2009.  As of March 31, 2011 and as of December 31, 2010, the Company’s financial statement reflect that it owes the LODEMO Group $251,500 for accrued, but unpaid, compensation and cost.  The Company disputes the total of these charges and is currently in discussions with LODEMO to resolve this liability.

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

In addition, two of the Investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico in installments and as required, funding the development and operations of the Jatropha Farm.  The preferred members have made capital contributions of $2,051,102 and $704,652 during the three-month periods ended March 31, 2011 and 2010, respectively, and total contributions of $10,959,960 received by GCE Mexico from these Investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the Investors, as requested by management and as required by the operation in 2011 and the following years.  These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest.  The preferential return totaled $302,135 and $167,839 during the three-month periods ended March 31, 2011 and 2010, respectively, and totals $1,754,879 since the execution of the LLC Agreement.

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

The net income or loss of Asideros I and of Asideros 2 is allocated to its shareholders based on their respective equity ownership, which is 99% to GCE Mexico and 1% directly to the Company.  GCE Mexico has no operations separate from its investments in Asideros I and Asideros 2.  According to the LLC Agreement of GCE Mexico, the net loss of GCE Mexico is allocated to its members according to their respective investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The noncontrolling interest presented in the accompanying condensed consolidated balance sheets includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and exclude any common membership interest in GCE Mexico held by the Company.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Technology Alternatives, Limited

On October 29, 2008, the Company entered into a stock purchase agreement with the shareholders of TAL, a company formed under the laws of Belize in Central America.  Subsequently, the terms and conditions of the stock purchase agreement were modified prior to closing.  The closing was primarily delayed to allow TAL to complete all required conditions for the closing.  On July 2, 2009, all closing requirements were completed and the Company consummated the stock purchase agreement by issuing 8,952,757 shares of its common stock in exchange for 100% of the equity interests of TAL.  TAL owns approximately 400 acres of land and has developed a Jatropha farm in stages over the last three years for the cultivation of the Jatropha plant.  TAL has also developed a nursery capable of producing Jatropha seeds, seedlings and rooted cuttings.  During 2009, TAL commenced selling seeds, principally to GCE Mexico.

In connection with the acquisition, certain payables to the former shareholders of TAL were renegotiated and converted into promissory notes in the aggregate principal amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009).  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were originally due on December 29, 2009, but the due date had been extended to July 15, 2011.  TAL and/or the Company may prepay the notes at any time without penalty, and the Company is required to prepay the notes if and when it receives future funding in an amount that, in the Company’s reasonable discretion, is sufficient to permit the prepayment of the notes without adversely affecting the Company’s operations or financial condition.

During 2010, it was determined to cease the TAL operations, and the assets were transferred to Investment Held for Sale.

Note 4 - Investment held for sale

As all of TAL’s nursery capabilities have since been transferred to the Company’s other operations in Tizimin, Mexico and the Company is in the process of selling the land, the net assets have been reclassified as Investment Held for Sale at December 31, 2010; the promissory notes are netted against the net assets.  The Net Assets, measured at fair value as of March 31, 2011 were $565,473 Belize Dollars (US $285,790 and US $292,350 based on exchange rates in effect at March 31, 2011 and December 31, 2010, respectively).

Note 5 – Property and Equipment

Property and equipment are as follows:

	March 31,	December 31,
	2011	2010
Land	$2,523,971	$2,435,722
Plantation development costs	5,528,177	4,805,940
Plantation equipment	1,268,256	1,108,467
Office equipment	131,575	89,721
Total cost	9,451,979	8,439,850
Less accumulated depreciation	(411,240)	(336,313)
Property and equipment, net	$9,040,739	$8,103,537

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

Note 6 – Accrued Payroll and Payroll Taxes

A significant portion of accrued payroll and payroll taxes relates to unpaid compensation for officers and directors that are no longer affiliated with the Company.  Accrued payroll taxes will become due upon payment of the related accrued compensation.  Accrued payroll and payroll taxes are composed of the following:

	March 31,	December 31,
	2011	2010
Accrued payroll, vacation, and related payroll taxes for current officers	$1,054,346	$1,102,176
Former Chief Executive Officer, resigned 2007, including $500,000 under the Release and Settlement Agreement	570,949	570,949
Other former officers and directors	77,750	77,750
Accrued payroll taxes on accrued compensation to former officers and directors	25,590	25,590
Accrued payroll and payroll taxes	$1,728,635	$1,776,465

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

There is an accrual of Director’s fees included in the Accounts Payable balance as of March 31, 2011 and December 31, 2010 of $173,000 and $155,000, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Debt

Notes Payable to Shareholders

The Company has notes payable to certain shareholders in the aggregate amount of $26,000 at March 31, 2011 and December 31, 2010.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $44,065 and $43,278 at March 31, 2011 and December 31, 2010, respectively.

As more fully disclosed in Note 3 the Company has promissory notes to the former shareholders of TAL in the amount of $526,462 Belize dollars, (US $266,074 based on exchange rates in effect at March 31, 2011), including capitalized interest of $10,322 Belize Dollars.  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were originally due on December 29, 2009, but the due date has been extended to July 15, 2011.

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

The Company has other convertible notes payable to certain individuals in the aggregate amount of $193,200 at  March 31, 2011 and December 31, 2010.  The notes originated in 1996, bear interest at 12%, are unsecured, and are currently in default.  Each $1,000 note is convertible into 667 shares of the Company’s common stock.   Accrued interest on the convertible notes totaled $300,884 and $295,167 at March 31, 2011 and December 31, 2010, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 – Changes in Equity (Deficit)

A summary of the composition of Equity (Deficit) of the Company at March 31, 2011 and 2010 , and the changes during the three months then ended is presented in the following table:

	Total Global Clean Holdings, Inc. stockholders' equity (deficit)	Noncontrolling interest	Total equity (deficit)

Balance at December 31, 2010	$(3,084,518)	$4,241,945	$1,157,427
Issuance of common stock	-	-	-
Capital contribution from noncontrolling interest	-	2,051,102	2,051,102
Share-based compensation	48,188	-	48,188
Accrual of preferential return for the noncontrolling interest	-	(302,135)	(302,135)
Net loss	(204,476)	(374,190)	(578,666)
Other comprehensive loss	(405)	296,800	296,395

Balance at March 31, 2011	$(3,241,211)	$5,913,522	$2,672,311

	Total Global Clean Holdings, Inc. stockholders' equity (deficit)	Noncontrolling interest	Total equity (deficit)

Balance at December 31, 2009	$(3,078,412)	$2,485,792	$(592,620)
Issuance of common stock	500,000	-	500,000
Capital contribution from noncontrolling interest	-	704,652	704,652
Share-based compensation	16,990	-	16,990
Accrual of preferential return for the noncontrolling interest	-	(167,839)	(167,839)
Net loss	(382,378)	(401,297)	(783,675)
Other comprehensive loss	2,567	274,004	276,571

Balance at March 31, 2010	$(2,941,233)	$2,895,312	$(45,921)

Common Stock

On March 30, 2010 the Company entered into a stock purchase agreement whereby the Company agreed to issue and sell 25,000,000 shares of the Company’s common stock at a price of $0.02 per share, for an aggregate purchase price of $500,000, which was paid in cash.

Note 9 – Stock Options and Warrants

Stock Options and Compensation-Based Warrants

The Company has three incentive stock option plans wherein 44,000,000 shares of the Company’s common stock are reserved for issuance there under. As further explained in Note 10 to these condensed consolidated financial statements, the Company granted stock options during the year ended December 31, 2010 to acquire 12,000,000 shares of the Company’s common stock to the Company’s Chief Executive Officer.  During the year ended December 31, 2010, the Company also issued compensation-based stock warrants to an investment banking firm to acquire 7,700,000 shares of the Company’s common stock at $0.0325 per share, and compensation-based warrants to purchase 250,000 shares of common stock to a law firm.   Effective April 1, 2010, the Company appointed Martin Wenzel to its board of directors.  Mr. Wenzel was granted an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  The option vests over ten equal monthly installments commencing May 1, 2010 and expires on April 1, 2015.

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

A summary of the status of options and compensation-based warrants at March 31, 2011, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2010	69,531,483	$0.03	5.1 years	$450,970

Granted	-
Exercised	-
Expired	(700,000)	0.05

Outstanding at March 31, 2011	68,831,483	$0.03	5 years	$186,833

Exercisable at March 31, 2011	54,993,983	$0.03	4.1 years	$169,646

At March 31, 2011, options to acquire 80,000 shares of common stock have no stated contractual life.  The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  No options or warrants were issued in the three-month period ended March 31, 2011.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.  The intrinsic values are based on a March 31, 2011 closing price of $0.021 per share.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Share-based compensation from all sources recorded during the three months ended March 31, 2011 and 2010 was $48,188 and $16,990, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of March 31, 2011, there is approximately $14,500 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.6 years.

Stock Warrants

A summary of the status of the warrants outstanding at March 31, 2011, and changes during the three months then ended is presented in the following table:

Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price
Outstanding at December 31, 2010	26,475,662	$0.01

Issued	-
Exercised	-
Expired	-

Outstanding at March 31, 2011	26,475,662	$0.01

Note 10 – Employment Agreement

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

Note 11 - Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the three-month period ended March 31, 2011 and year ended December 31, 2010, Income from Discontinued Operations consists of the foreign currency transaction gains related to current liabilities associated with the discontinued operations that are denominated in Euros.

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

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “GCEH,” “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Delaware corporation (which used to be a Utah corporation until July 19, 2010), formerly known as Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes: (i) MDI Oncology, Inc., a Delaware corporation, and a wholly-owned subsidiary; (ii) Global Clean Energy Holdings LLC, a wholly-owned Delaware limited liability company; (iii) Technology Alternative, Limited, a wholly-owned subsidiary formed under the laws of Belize; and (iv) Globales Energia Renovables, a wholly-owned subsidiary formed under the laws of Mexico.  To the extent applicable, depending on the context of the disclosure, the terms ““we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC a Delaware limited liability company, in which we manage and own approximately 50% of the common membership interests.

Global Clean Energy Holdings, Inc. is not related to, or affiliated in any manner with “Global Clean Energy, Inc.”, an unaffiliated public company.   Readers are cautioned to confirm the entity that they are evaluating or in which they are making an investment before completing any such investment.

Overview

Global Clean Energy Holdings, Inc. (“GCEH”) is a California-based energy agri-business focused on the development of non-food based bio-fuel feedstock.  GCEH is focusing on the commercialization of oil and biomass derived from the seeds of Jatropha curcas (“Jatropha”) - a native non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America.  Jatropha oil is high-quality plant oil used as a direct replacement for fossil fuels or as feedstock for the production of high quality first and second generation biofuels like bio-diesel, renewable diesel or bio-jet , which are direct replacements for diesel fuel and jet fuel.

Jatropha trees require less water and fertilizer than many conventional crops, and can be grown on land that is not suitable for the production of food. Jatropha oil is very high quality plant oil that is particularly well suited for the production of first and second generation biofuels.  Without post processing, Jatropha oil can be used as a direct replacement for diesel and other fossil fuels in many applications.  Bio-diesel and renewable-diesel is a diesel-equivalent, and bio-jet is a jet fuel-equivalent; both are processed fuels derived from biological sources (such as plant oils), which can be used as a replacement for fossil based fuels in diesel engines, jet engines or other fuel oil based combustion equipment.

Our business plan and current principal business activities include the planting, cultivation, harvesting and processing of Jatropha to generate plant based oils and biomass for use as replacements for fossil fuels.  Our strategy is to leverage our agricultural operations management experience and specifically our Jatropha based bio-fuels knowledge, experience and capabilities through the following means:

•	Own and operate Jatropha farms for our own account.

•
Own, operate and manage Jatropha farms through joint ownership agreements. We currently operate two farms located in Mexico under joint ownership arrangements: the first farm comprises 5,149 acres; the second farm, consisting of 3,700 acres.   The first farm is fully planted and is expected to produce its first commercial quantities of Jatropha seeds in 2011.  We anticipate that the second farm will substantially be planted by the end of the third quarter of 2011.

•
Provide Jatropha farm development and management services to third party owners of Jatropha farms. We currently provide such development and advisory services and plan to greatly expand this initiative in the next 12 months.

•	Provide turnkey franchise operations for individuals and/or companies that wish to establish Jatropha farms in suitable geographical areas.

In addition to generating revenues from the sale of non-food based plant oils and biomass, our goal is to monetize the carbon credits from the farms we own and manage.  Under the 1997 Kyoto Protocol, a worldwide carbon credit trading market has been established where sellers sell their excess carbon credits and buyers purchase the carbon credits they need to meet their greenhouse gas reduction requirements.  We have commenced the certification process necessary to sell carbon credits, but have not yet made any carbon credit sales.

Organizational History/Current Operations

This company was originally incorporated under the laws of the State of Utah on November 20, 1991.  In 2007, we entered into bio-fuels business.  On July 19, 2010, we changed our state of incorporation to the State of Delaware.

Our bio-fuels operations in Latin America are managed through our wholly owned subsidiary in Mexico, Globales Energia Renovables.   Our principal farming operations are conducted on our two farms, consisting of an aggregate of 8,849 acres located near the town of Tizimin in the State of Yucatan, Mexico.  The following is a summary of certain factors relevant to an understanding of the operations of the Tizimin farms:

1.
The Jatropha trees which were planted on the Tizimin farm approximately two and a half years ago are now flowering, and we expect to begin harvesting commercial quantities of Jatropha fruit from our first, and older farm in the second quarter of 2011. As a result, we expect to generate our first revenues from the commercial sale of Jatropha seeds/oil during 2011. Jatropha seeds can be harvested twice a year. Accordingly, as the trees that were planted during the past two years mature, our harvests of Jatropha seeds will increase, improving our future revenues from our Tizimin operations.

2.
Our Tizimin operations are eligible for agricultural and other subsidies provided to certain farming operations by the federal government of Mexico.  We have applied and have been approved for over $900,000 in subsidies.  To date we have received $565,000 and expect to receive the balance in 2011 and 2012.   In the first quarter of 2011, we received $172,000 of those subsidies.  These subsidies will help defray some of the initial start-up costs that we have incurred in establishing these farms.

3.
We continue to operate two nurseries for new Jatropha trees in the Tizimin area, which provide seedlings for our new farm and any additional farms that we acquire or develop in the future. We can also sell seedlings from these nurseries to other Jatropha farmers or developers.

4.
Fruit and seed handling, oil extraction facilities, germplasm resources, and sheep herding capabilities are all being expanded in anticipation of our expanding Jatropha operations. Oil extraction facilities are currently located on-site and we expect to relocate them to an industrial site during 2011.

5.
Our Tizimin farms are being developed for the purpose of producing feedstock for bio-fuels from Jatropha seeds.  However, our development and cultivation of these farms has also enabled us to generate ancillary revenues from these operations.  For example, we now receive revenue from the sale of biomass (waste wood removed from our farms as the land is prepared for Jatropha planting), sales of sheep that graze on our lands and control weeds, and the sale of the presscake from the Jatropha seeds which remains after oil extraction.

6.	Total capital received for expenses and operations, since inception, for the two farms in the Tizimin area (through March 31, 2011) was $10,959,960.

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

Agricultural Producer. All costs incurred until the actual planting of Jatropha are capitalized as plantation development costs, and are included in “Property and Equipment” on the balance sheet.  Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with accounting standards for Agricultural Producers and Agricultural Cooperatives. The direct costs associated with each farm and the production of the Jatropha revenue streams have been deferred and accumulated as a noncurrent asset and are included in “Deferred Growing Costs” on the balance sheet. Other general costs without expected future benefits are expensed when incurred.

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

Results of Operations

Three-months ended March 31, 2011 compared to the three-months ended March 31, 2010

Revenues and Gross Profit.  During the three months ended March 31, 2011 we recognized revenue of $260,224 as compared with $132,236 for the same period in 2010.   The revenues that we generated in 2011 and 2010 represented (i) fees for Jatropha related advisory services we rendered to third parties, (ii) subsidies from Government agencies, and (iii) sales of Jatropha seeds and other products (waste wood, Jatropha seed husks, etc.).  The Jatropha plants that we have planted over the last three years are maturing and starting to produce commercial quantities of Jatropha fruit that will be harvested later this year.   The increase in revenues compared with the same period in 2010 is the result of an increase in our Jatropha farm advisory services to third parties and, from revenues generated from the sale of our Jatropha farm products and the receipt of government subsidies.  Our goal is to increase the amount of advisory and management services that we render to third parties in 2011.  In addition, now that some of the Jatropha trees that we planted are maturing, we anticipate that sales of Jatropha seeds will become a material source of revenues for our Mexico operations commencing in 2011.

 General and Administrative Expenses.  Our general and administrative expenses related to the three months ended March 31, 2011 were $570,529 compared to $761,659 for the same period in 2010.  General and administrative expense principally includes officer compensation; outside services, such as legal, accounting, and consulting expenses; share-based compensation; and other general expenses such as insurance, occupancy costs, travel, etc.  The net decrease in general and administrative expenses for the three months ended March 31, 2011, compared to the prior year was principally the result of bonuses being accrued in the prior year.  No such bonuses were accrued or paid in 2011.  This decrease in general and administrative expenses was partially offset by an increase in administrative staffing and other administrative costs related to, and as a result of the continuing expansion of operations of our Tizimin farms.

Plantation Operating Costs.  For the three months ended March 31, 2011, we recorded Plantation Operating Costs from the operations of the farms of $108,231, as compared with $275,008 in the same period in 2010.  Even though operations have expanded, the decrease is related to better farm efficiency and more cost being deferred into the long term asset “Deferred Growing Cost”.  As costs related to the cultivation of the trees increase and are capitalized until the trees are mature, the Plantation Operating Costs may continue to decrease.

Other Income/Expense. The principal component of Other Income/Expense for the current three month period is Interest Expense.  Interest Expense for the three ended March 31, 2011, was $139,796.  Interest Expense for the three ended March 31, 2010 was $92,430. This increase in interest expense is primarily due to the increase in debt associated with the acquisition of additional land for our farm operations in Tizimin, Mexico.  We currently own 8,850 acres of land in Mexico that is subject to interest bearing mortgages.  Because we purchased additional land late in the first quarter of 2010, we did not pay interest on the additional mortgages during the entire first quarter of 2010.

Income (Loss) from Discontinued Operations.  During the three months ended March 31, 2011, we recognized a loss from discontinued operations of $22,793, compared to gain from discontinued operations of $24,847 for the comparable period in 2010. The income or loss from discontinued operations for the three months ended March 31, 2011 and 2010 principally relates to foreign currency exchange rate gains or losses on liabilities associated with our former bio-pharmaceutical business, which are denominated in euros.

Net loss attributable to the non-controlling interest.  Effective April 23, 2008, we entered into a limited liability company agreement to form GCE Mexico I, LLC, a Delaware limited liability company (“GCE Mexico”), with six unaffiliated investors (collectively, the “Investors”).  Under GCE Mexico I, LLC’s agreement, the net loss allocated from Asideros 1 and Asideros 2 to GCE Mexico is then further allocated to the members of GCE Mexico according to the investment balances.  We own 50% of the common membership interests in GCE Mexico I, LLC.  Accordingly, since the common membership interest did not make a direct capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest.   The net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico I, LLC to the preferred membership interests.

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded net loss of $204,476 for the three months ended March 31, 2011, as compared to a loss of $382,378 for the same three-month period in 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had $1,491,757 in cash or cash equivalents and had a working capital deficit of $5,033,897, as compared with $1,096,618 in cash and a working capital deficit of $5,034,816 as of December 31, 2010.  However, substantially all of our cash balances represent funds provided to us by the investors for the operations of the Tizimin farms owned by Asideros 1 and Asideros 2 and, therefore, are not available to us for our working capital or other purposes, and are not available to us to reduce our legacy indebtedness.  In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of additional securities, additional borrowings, or from an increase in operating revenues.  Outstanding indebtedness at March 31, 2011 totaled $10,273,659.  The existence of the foregoing working capital deficit and liabilities is expected to negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.

To date, we have funded our operations from loans we have obtained, from the proceeds of the sale of equity and debt securities of the Company, and from the management fees we have received from commercial clients and GCE Mexico I, LLC.  We also generate cash from Jatropha related advisory and management services that we provide to third parties.  We anticipate that we will continue to generate such consulting services in the near term, and that such consulting fees will fund our immediate, short-term working capital needs.  However, we do not have any long-term consulting agreements in place, nor do we have sufficient cash in hand to continue our current operations through the next twelve months.  Accordingly, we may need to raise funds in the future in order to continue to operate.  Although we anticipate that revenues from our Jatropha farms in Mexico will significantly increase in 2011 and thereafter, net cash generated from those operations will first have to be used to repay the capital contributed by the Investors (plus their preferred return), for a combined total of $12,714,839 as of March 31, 2011.  As a result, the improved operations of the Mexico farms will not produce short-term cash for this Company that we can use for working capital purposes or for additional Jatropha farms.  In addition, our business plan calls for significant infusion of additional capital to establish additional Jatropha farms that are owned for our own account in Mexico and other locations. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms for our own account.  Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures.

Effective July 2, 2009, we purchased all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), from its four shareholders.  TAL owned and operated a 400-acre farm in subtropical Belize, Central America.  The Belize farm currently is inactive, and we are currently evaluating the future use and/or disposition of this farm. Research efforts have now been centralized at our farms near Tizimin, Mexico.

 Under the Stock Purchase Agreement, as amended, in consideration for the purchase of all of the shares of TAL, (i) promissory notes were issued by TAL to the four former owners as evidence of its indebtedness to them in the aggregate amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009), and (ii) an aggregate of 8,952,757 unregistered shares of our common stock were issued to the four former owners.  The maturity date of the promissory notes has been extended through July, 2011. Since the TAL promissory notes are secured by a mortgage on the 400-acre farm, our failure to pay these notes upon their maturity could result in the loss of that farm and our investment in the Belizean Jatropha farm.

While we have commenced negotiations with various third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will be able to enter into any agreements to obtain funding, sell carbon credits or form additional strategic partnerships.   We have submitted an application for funding to the Overseas Private Investment Corporation, (“OPIC”), an agency of the United States government that helps U.S. businesses invest overseas, fosters economic development in new and emerging markets, and assists the private sector in managing risks associated with foreign direct investment. The Company is applying to OPIC for up to $19 million of loans to fund the expansion of our existing Jatropha farms in Mexico. We anticipate that a decision will be made regarding the OPIC application later in 2011.  If approved, initial funding could commence within three months of final approval.  However, the Company can make no assurance if the OPIC application will be approved or when, if ever, such funding will be made available.

We presently do not have any available credit, bank financing or other external sources of liquidity.   In the absence of additional outside funding (including from OPIC, proceeds from the sale of our securities or entering into other joint venture relationships), and unless our operating revenues significantly increase, we do not expect to have sufficient cash on hand to fund our projected working capital needs for the next twelve months.  If we issue additional equity or debt securities to fund our working capital needs, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  Should we not be able to increase the amount of revenues we receive from our advisory services and/or raise additional debt or equity funding, we will have to scale back our current and proposed operations or take other actions to preserve our on-going operations.

On December 22, 2009, we sold all patents, rights, and data associated with our legacy pharmaceutical assets for 350,000 Euros and a revenue sharing arrangement that could pay up to 2,000,000 Euros should such legacy pharmaceutical assets ever be commercialized by the buyer.  Although we are hopeful that the legacy pharmaceutical assets will be commercialized, no assurance can be given if or when any additional cash will be provided to the Company from the pharmaceutical assets that we sold.  We will continue to maintain a security interest in such assets until the final 2,000,000 Euro payment is made, if ever.  This contingent right to receive future payments will not affect our short-term liquidity position.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.   RISK FACTORS.

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue any unregistered securities during the three-month period ended March 31, 2011 that were not previously reported in a Current Report on Form 8-K.

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

Dated: May 6, 2011	GLOBAL CLEAN ENERGY HOLDINGS, INC.

	By:	/s/ BRUCE K. NELSON
Bruce K. Nelson
Chief Financial Officer