Form 10-Q
period 2011-06-30
Global Clean Energy Holdings, Inc.
filed 2011-08-11
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

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
(Former Name or Former Address, if Changed Since Last Report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer Non-accelerated filer	☐ ☐	Smaller reporting company Accelerated Filer	☒ ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 10, 2011, the issuer had 282,979,478 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.

For the quarter ended June 30, 2011

FORM 10-Q

i

PART I

 ITEM 1.  FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,135,433	$1,096,618
Accounts receivable	7,478	6,428
Inventory	84,615	11,706
Other current assets	372,906	248,711
Total Current Assets	1,600,432	1,363,463

PROPERTY AND EQUIPMENT, NET	9,790,822	8,103,537

INVESTMENT HELD FOR SALE	278,552	292,350

DEFERRED GROWING COST	2,306,182	1,244,419

OTHER NONCURRENT ASSETS	24,175	11,243

TOTAL ASSETS	$14,000,163	$11,015,012

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,868,767	$1,837,788
Accrued payroll and payroll taxes	1,798,427	1,686,465
Accrued interest payable	1,384,117	1,154,943
Accrued return on noncontrolling interest	2,107,450	1,452,744
Capital lease liability	33,555	47,139
Notes payable to shareholders	26,000	26,000
Convertible notes payable	193,200	193,200
Total Current Liabilities	7,411,516	6,398,279

LONG-TERM LIABILITIES
Long term capital lease liability	96,212	98,372
Convertible notes payable	567,000	567,000
Mortgage notes payable	2,793,934	2,793,934
Total Long Term Liabilities	3,457,146	3,459,306

EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
272,979,478 and 270,464,478 shares issued and outstanding, respectively	272,979	270,464
Additional paid-in capital	23,713,670	23,580,630
Accumulated deficit	(27,386,816)	(26,933,430)
Accumulated other comprehensive loss	(5,751)	(2,195)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(3,405,905)	(3,084,518)
Noncontrolling interests	6,537,406	4,241,945
Total equity (deficit)	3,131,501	1,157,427

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$14,000,163	$11,015,012

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$111,328	$71,864	$371,552	$204,717

Operating Expenses
General and administrative	518,665	490,333	1,089,194	1,251,992
Plantation operating costs	18,140	174,430	126,371	449,438

Total Operating Expenses	536,805	664,763	1,215,565	1,701,430

Loss from Operations	(425,477)	(592,899)	(844,013)	(1,496,713)

Other Income (Expenses)
Interest income	29	22	48	27
Interest expense	(124,272)	(105,235)	(264,068)	(197,665)
Gain on settlement of liabilities	-	405,530	-	600,802
Foreign currency transaction adjustments	-	38	2,440	(7,517)

Total Other Income (Expenses)	(124,243)	300,355	(261,580)	395,647

Loss from Continuing Operations	(549,720)	(292,544)	(1,105,593)	(1,101,066)

Income (Loss) from Discontinued Operations	(9,421)	36,026	(32,214)	60,873

Net Loss	(559,141)	(256,518)	(1,137,807)	(1,040,193)

Net Loss Attributable to the Noncontrolling Interest	(310,232)	(339,396)	(684,422)	(740,693)

Net Income(Loss) attributable to Global Clean Energy Holdings, Inc.	$(248,909)	$82,878	$(453,385)	$(299,500)

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Income(Loss) from Continuing Operations	$(239,488)	$46,852	$(421,171)	$(360,373)
Income (Loss) from Discontinued Operations	(9,421)	36,026	(32,214)	60,873
Net Income(Loss)	$(248,909)	$82,878	$(453,385)	$(299,500)

Basic and Diluted Loss per Common Share:
Income(Loss) from Continuing Operations	$(0.0009)	$0.0002	$(0.0016)	$(0.0014)
Income (Loss) from Discontinued Operations	$(0.0000)	$0.0001	$(0.0001)	$0.0002

Net Income(Loss) per Common Share	$(0.0009)	$0.0003	$(0.0017)	$(0.0012)

Basic and Diluted Weighted-Average Common
Shares Outstanding	272,523,214	268,022,935	271,499,533	252,833,173

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(1,137,807)	$(1,040,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	-	68,390
Gain on settlement of liabilities	-	(600,802)
Share-based compensation	78,855	60,333
Depreciation	135,155	112,116
Changes in operating assets and liabilities:
Accounts receivable	(739)	94,009
Inventory	(71,756)	(99,259)
Other current assets	(126,540)	10,891
Deferred growing costs	(1,006,558)	(561,246)
Accounts payable and accrued expenses	366,607	370,484
Net Cash Used in Operating Activities	(1,762,783)	(1,585,278)
Cash Flows From Investing Activities
Purchase of land	(18,900)	(715,658)
Plantation development costs	(1,257,514)	(334,274)
Purchase of property and equipment	(221,136)	(131,603)
Net Cash Used in Investing Activities	(1,497,550)	(1,181,535)
Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	-	500,000
Proceeds from exercise of warrants	56,700	-
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	3,239,742	1,700,382
Proceeds from notes payable	-	742,652
Payments on notes payable	(22,449)	(478,043)
Proceeds from convertible notes payable	-	567,000
Net Cash Provided by Financing Activities	3,273,993	3,031,991
Effect of exchange rate changes on cash	25,155	(4,827)
Net Increase in Cash and Cash Equivalents	38,815	260,351
Cash and Cash Equivalents at Beginning of Period	1,096,618	833,584
Cash and Cash Equivalents at End of Period	$1,135,433	$1,093,935

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$42,055	$92,254
Noncash Investing and Financing activities:
Cashless exercise of warrants	-	8,545
Accrual of return on noncontrolling interest	654,706	367,906
Plantation costs financed by accounts payable	-	32,497
Shares issued for services	13,125	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – History and Basis of Presentation

History

The Company was incorporated under the laws of the State of Utah on November 20, 1991. Effective as of August 6, 1992, the Company merged with and into WPI Pharmaceutical, Inc., a Utah corporation, pursuant to which WPI Pharmaceuticals, Inc. was the surviving corporation. Pursuant to the merger, the name of the surviving corporation was changed to Medical Discoveries, Inc. (“MDI”).  MDI’s initial business purpose was the research and development of an anti-infection drug.  In 2005, MDI acquired the assets and business associated with the SaveCream technology and carried on the research and development of this drug candidate.  MDI made the decision in 2007 to discontinue further development of its drug candidates and sell the technologies.

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

In March 2010, the Company formed a wholly owned subsidiary, Global Energias Renovables (GER) which manages our bio-fuels operations in Latin America.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Principles of Consolidation

The consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., its subsidiaries, and the variable interest entities of GCE Mexico, Asideros I, and Asideros 2. All intercompany transactions have been eliminated in consolidation.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.  The results of operations for the six months ended June 30, 2011, may not be indicative of the results that may be expected for the year ending December 31, 2011.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

All outstanding stock options, warrants, convertible notes, and convertible preferred stock are currently antidilutive and have been excluded from the calculations of diluted profit or loss per share at June 30, 2011 and 2010, as follows:

	June 30,
	2011	2010

Convertible notes	19,028,671	19,028,671
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	24,585,662	26,475,662
Compensation-based stock options and warrants	68,831,483	68,131,483
	124,263,997	125,453,997

Prior Period Reclassifications

Certain December 31, 2010 balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the June 30, 2011 presentation.  These reclassifications had no effect on the December 31, 2010 total equity or net loss.

Note 2 – Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a loss from continuing operations applicable to its common shareholders of $421,171 and $656,553 during the six-months period ended June 30, 2011 and during the year ended December 31, 2010 respectively, and has an accumulated deficit applicable to its common shareholders of $27,386,816 at June 30, 2011.  The Company also used cash in operating activities of $1,763,408 and $2,652,541 during the six-month period ended June 30, 2011 and during the year ended December 31, 2010, respectively.  At June 30, 2011, the Company has negative working capital of $5,811,084 and a stockholders’ deficit attributable to its stockholders of $3,405,905.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the current business model.  In order to fund its new operations, the Company has received $12,148,600 in capital contributions from the preferred membership interest in GCE Mexico I, LLC, has issued mortgages in the total amount of $2,793,934 for the acquisition of land.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The original term of the agreement was twelve months.  Under the agreement, Mobius was required to supervise the hiring of certain staff to serve in management and operations roles of the Company, or to hire such persons to provide similar services to the company as independent contractors.  Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000.  The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided.  The Company terminated the agreement in July 2008, with the termination to become effective August 2008.  The Company had recorded liabilities to Mobius of $322,897 for accrued, but unpaid, compensation and costs as of June 30, 2011 and December 31, 2010.  However, the Company disputes these charges, and the additional amounts that Mobius claims that it is owed, and is currently in litigation with Mobius to resolve this liability.

LODEMO Agreement

On October 15, 2007, the Company entered into a service agreement with Corporativo LODEMO S.A DE CV, a Mexican corporation (the LODEMO Group), to provide services related to the establishment, development, and day-to-day operations of the Company’s Jatropha Business in Mexico.  The Company had agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement had a 20-year term but could  be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of work previously performed by LODEMO was reduced and modified based upon certain labor functions being provided internally by the Company and by Asideros, the Company’s Mexican subsidiary, on a go-forward basis.  Under this agreement, the Company has paid the LODEMO Group or accrued $624,329 during the year ended December 31, 2009, all of which was capitalized as plantation development costs.  This agreement was cancelled in 2009.  As of June 30, 2011 and as of December 31, 2010, the Company’s financial statement reflect that it owes the LODEMO Group $251,500 for accrued, but unpaid, compensation and cost.  The Company disputes the total of these charges and is currently in discussions with LODEMO to resolve this liability.

GCE Mexico I, LLC, Asideros 1, and Asideros 2

GCE Mexico was organized primarily to facilitate the acquisition of the initial 5,000 acres of farm land(the Jatropha Farm) in the State of Yucatan in Mexico to be used primarily for the (i) cultivation of Jatropha curcas, (ii) the marketing and sale of the resulting fruit, seeds, or pre-processed crude Jatropha oil, whether as biodiesel feedstock, biomass or otherwise, and (iii) the sale of carbon value, green fuel value, or renewable energy credit value (and other similar environmental attributes) derived from activities at the Jatropha Farm.

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

In addition, two of the Investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico in installments and as required, fund the development and operations of the Jatropha Farm.  The preferred members have made capital contributions of $3,239,742 and $1,700,382 during the six-month periods ended June 30, 2011 and 2010, respectively, and total contributions of $12,148,600 have been received by GCE Mexico from these Investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the Investors, as requested by management and as required by the operation in 2011 and the following years.  These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest.  The preferential return totaled $654,706 and $367,906 during the six-month periods ended June 30, 2011 and 2010, respectively, and totals $2,107,450 since the execution of the LLC Agreement.

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

Technology Alternatives, Limited

On October 29, 2008, the Company entered into a stock purchase agreement with the shareholders of TAL, a company formed under the laws of Belize in Central America.  Subsequently, the terms and conditions of the stock purchase agreement were modified prior to closing.  The closing was primarily delayed to allow TAL to complete all required conditions for the closing.  On July 2, 2009, all closing requirements were completed and the Company consummated the stock purchase agreement by issuing 8,952,757 shares of its common stock in exchange for 100% of the equity interests of TAL.  TAL owns approximately 400 acres of land and has developed a Jatropha farm in stages over the last three years for the cultivation of the Jatropha plant.  TAL developed a nursery capable of producing Jatropha seeds, seedlings and rooted cuttings.  During 2009, TAL commenced selling seeds, principally to GCE Mexico.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the acquisition, certain payables to the former shareholders of TAL were renegotiated and converted into promissory notes in the aggregate principal amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009).  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were due on July 15, 2011.  The holders of these notes have not yet declared a formal default and have not taken any action to foreclose.  The holders of the loans have previously voluntarily agreed to extend the maturity date of these loans.  The Company has again requested that the maturity date of these notes be extended in order to provide sufficient time for the orderly sale of the farm land.  No assurance can, however, be given that the maturity date will be extended and that the four owners will not proceed with a foreclosure of their security.  Should the former owners foreclose and sell the land in a foreclosure sale for less than the current market value, or for less than the amount owed to them under their promissory notes, the Company would lose its equity and investment in the Belizean Jatropha Farm.

During 2010, the Company ceased the TAL operations.  The assets are reported as  Investment Held for Sale.

Note 4 - Investment Held for Sale

As all of TAL’s nursery capabilities have since been transferred to the Company’s other operations in Tizimin, Mexico and the Company is in the process of selling the land. The net assets have been reclassified as Investment Held for Sale at December 31, 2010; the promissory notes are netted against the net assets.  The Net Assets, measured at fair value as of June 30, 2011 were $565,473 Belize Dollars (US $278,552 and US $292,350 based on exchange rates in effect at June 30, 2011 and December 31, 2010, respectively).

Note 5 – Property and Equipment

Property and equipment are as follows:

	June 30,	December 31,
	2011	2010

Land	$2,570,136	$2,435,722
Plantation development costs	6,219,860	4,805,940
Plantation equipment	1,349,998	1,108,467
Office equipment	135,314	89,721

Total cost	10,275,308	8,439,850
Less accumulated depreciation	(484,486)	(336,313)

Property and equipment, net	$9,790,822	$8,103,537

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

Accrued payroll and payroll taxes are composed of the following:

	June 30,	December 31,
	2011	2010

Accrued payroll, vacation, and related payroll taxes
for current officers	$1,124,138	$1,012,176
Former Chief Executive Officer, resigned 2007, including
$500,000 under the Release and Settlement Agreement	570,949	570,949
Other former officers and directors	77,750	77,750
Accrued payroll taxes on accrued compensation to
former officers and directors	25,590	25,590

Accrued payroll and payroll taxes	$1,798,427	$1,686,465

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

There is an accrual of Director’s fees included in the Accounts Payable balance as of June 30, 2011 and as of December 31, 2010 of $191,000 and $155,000, respectively.

Note 7 – Debt

Notes Payable to Shareholders

The Company has notes payable to certain shareholders in the aggregate amount of $26,000 at June 30, 2011 and December 31, 2010.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $53,374 and $43,278 at June 30, 2011 and December 31, 2010, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

As more fully disclosed in Note 3 the Company has promissory notes to the former shareholders of TAL in the amount of $526,462 Belize dollars, (US $259,335 based on exchange rates in effect at June 30, 2011), including capitalized interest of $10,322 Belize Dollars.  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were originally due on December 29, 2009, but the due date has been extended to July 15, 2011. Management has requested that the note holders again extend the maturity date of these notes to provide time for the disposition of this asset.

Convertible Notes Payable

In March 2010, the Company entered into a securities purchase agreement with the preferred members of GCE Mexico pursuant to which the Company issued senior unsecured convertible promissory notes in the original aggregate principal amount of $567,000 and warrants to acquire an aggregate of 1,890,000 shares of the Company’s common stock.  The Convertible Notes mature on the earlier of (i) March 16, 2012, or (ii) upon written demand of payment by the note holders following the Company’s default thereunder. The maturity date of the Convertible Notes may be extended by written notice made by the note holders at any time prior to March 16, 2012.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each six-month anniversary of the issuance of the convertible notes.  The Company may at its option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of its common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price for each of the five consecutive trading days immediately preceding the interest payment date.  At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Company’s common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.  The convertible notes rank senior to all other indebtedness of the Company, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by the Company in the ordinary course of business. The Company may not prepay the convertible notes without the prior consent of the Investors.

The warrants have been exercised in the quarter ending June 30, 2011and the proceeds from that purchase were used for general corporate purposes. All of the proceeds from the issuance of the original debt were allocated to the Convertible Notes.  The Company used substantially all of the proceeds received from the sale of the convertible promissory notes to repay, in full, an outstanding promissory note in the amount of $475,000, plus accrued interest of $81,909.

The Company has other convertible notes payable to certain individuals in the aggregate amount of $193,200 at  June 30, 2011 and December 31, 2010.  The notes originated in 1996, bear interest at 12%, are unsecured, and are currently in default.  Each $1,000 note is convertible into 667 shares of the Company’s common stock.   Accrued interest on the convertible notes totaled $306,664 and $295,167 at June 30, 2011 and December 31, 2010, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 – Changes in Equity (Deficit)

A summary of the composition of Equity (Deficit) of the Company at June 30, 2011 and 2010, and the changes during the six months then ended is presented in the following table:

	Total Global Clean Holdings, Inc. stockholders' equity (deficit)	Noncontrolling interest	Total equity (deficit)

Balance at December 31, 2010	$(3,084,518)	$4,241,945	$1,157,427
Issuance of common stock	57,325	-	57,325
Capital contribution from noncontrolling interest	-	3,239,742	3,239,742
Share-based compensation	78,230	-	78,230
Accrual of preferential return for the noncontrolling interest	-	(654,706)	(654,706)
Net loss	(453,385)	(684,422)	(1,137,807)
Other comprehensive loss	(3,557)	394,847	391,290

Balance at June 30, 2011	$(3,405,905)	$6,537,406	$3,131,501

	Total Global Clean Holdings, Inc. stockholders' equity (deficit)	Noncontrolling interest	Total equity (deficit)

Balance at December 31, 2009	$(3,078,412)	$2,485,792	$(592,620)
Issuance of common stock	500,000	-	500,000
Capital contribution from noncontrolling interest	-	1,700,382	1,700,382
Share-based compensation	60,333	-	60,333
Accrual of preferential return for the noncontrolling interest	-	(367,906)	(367,906)
Net loss	(299,500)	(740,693)	(1,040,193)
Other comprehensive loss	(1,555)	57,328	55,773

Balance at June 30, 2010	$(2,819,134)	$3,134,903	$315,769

Common Stock

On March 30, 2010 the Company entered into a stock purchase agreement whereby the Company agreed to issue and sell 25,000,000 shares of the Company’s common stock at a price of $0.02 per share, for an aggregate purchase price of $500,000, which was paid in cash.

On April 25, 2011 an accredited investor in the Company exercised a Warrant for 945,000 shares at $.03 per share for net cash proceeds paid to the Company of $28,350. The proceeds from this sale were used for general corporate purposes.

On May 31, 2011 an accredited investor in the Company exercised a Warrant for 945,000 shares at $.03 per share for net cash proceeds paid to the Company of $28,350. The proceeds from this sale were used for general corporate purposes.

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

A summary of the status of options and compensation-based warrants at June 30, 2011, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2010	69,531,483	$0.03	5.1 years	$450,970

Granted	1,350,000	0.02		-
Exercised	-	-		-
Expired	(700,000)	0.05		-

Outstanding at June 30, 2011	68,831,483	0.03	4.7 years	$1,056,354

Exercisable at June 30, 2011	54,993,983	$0.03	3.7 years	$800,685

At June 30, 2011, options to acquire 80,000 shares of common stock have no stated contractual life.  The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  1,350,000 in options were issued in the six-month period ended June 30, 2011 and no options or warrants were issued in the six-month period ended June 30, 2010.  The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the six months ended June 30, 2011 were risk-free interest rate of 1.20%, volatility of 170%, expected life of 5.0 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following; the expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise; the expected volatility is based on the historical price volatility of the Company’s common stock; the risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options; the dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options;  the intrinsic values are based on a June 30, 2011 closing price of $0.041 per share.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Share-based compensation from all sources recorded during the six months ended June 30, 2011 and 2010 was $78,230 and $60,333, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of June 30, 2011, there is approximately $34,265 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 2.82 years.

Stock Warrants

A summary of the status of the warrants outstanding at June 30, 2011, and changes during the three months then ended is presented in the following table:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at December 31, 2010	26,475,662	$0.01

Issued	-
Exercised	(1,890,000)	0.03
Expired	-

Outstanding at June 30, 2011	24,585,662	$0.01

Note 10 - Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the six-month period ended June 30, 2011 and year ended December 31, 2010, Income from Discontinued Operations consists of the foreign currency transaction gains related to current liabilities associated with the discontinued operations that are denominated in Euros.

Note 11 – Subsequent Events

On July 25, 2011 the Company entered into a stock purchase agreement whereby the Company agreed to issue and sell 10,000,000 shares of the Company’s common stock at a price of $0.04 per share, for an aggregate purchase price of $400,000, which was paid in cash.

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

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “GCEH,” “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Delaware corporation (which used to be a Utah corporation until July 19, 2010), formerly known as Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes: (i) MDI Oncology, Inc., a Delaware corporation, and a wholly-owned subsidiary; (ii) Global Clean Energy Holdings LLC, a wholly-owned Delaware limited liability company; (iii) Technology Alternatives, Limited, a wholly-owned subsidiary formed under the laws of Belize; and (iv) Global Energia Renovables, a wholly-owned subsidiary formed under the laws of Mexico.  To the extent applicable, depending on the context of the disclosure, the terms ““we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC a Delaware limited liability company, in which we manage and own approximately 50% of the common membership interests.

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

In addition to generating revenues from the sale of non-food based plant oils and biomass, our goal is to monetize the carbon credits from the farms we own and manage.  Under the 1997 Kyoto Protocol, a worldwide carbon credit trading market has been established where sellers sell their excess carbon credits and buyers purchase the carbon credits they need to meet their greenhouse gas reduction requirements.  We have commenced the certification process necessary to sell carbon credits, and in July 2011 we engaged a consulting firm to assist us with a feasibility study for developing carbon credits in a variety of markets.  However, to date, we have not yet made any carbon credit sales.

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

1.
The Jatropha plants in a portion of our 5,149 acre farm in Mexico have now matured sufficiently to produce larger quantities of seeds.  As a result, we expect to have our first harvest of commercial quantities of Jatropha fruit in late 2011, and  we expect to generate revenues from the commercial sale of Jatropha seeds/oil during 2011.  Jatropha seeds can be harvested twice a year.  Accordingly, as the trees that were planted during the past two years mature, our harvests of Jatropha seeds will increase, improving our future revenues from our Tizimin operations.

2.
Our Tizimin operations are eligible for agricultural and other subsidies provided to certain farming operations by the federal government of Mexico.  We have applied and have been approved for over $900,000 in subsidies.  To date we have received $648,000 and expect to receive the balance in 2011 and 2012.   In the first half of 2011, we received $272,000 of those subsidies.  These subsidies will help defray some of the initial start-up costs that we have incurred in establishing these farms.

3.
We continue to operate two nurseries for new Jatropha trees in the Tizimin area, which provide seedlings for our new farm and any additional farms that we acquire or develop in the future. We can also sell seedlings from these nurseries to other Jatropha farmers or developers.

4.
Fruit and seed handling, oil extraction facilities, germplasm resources, and sheep herding capabilities are all being expanded in anticipation of our expanding Jatropha operations. Oil extraction facilities are currently located on-site and we expect to relocate them to a new industrial site.

5.
Our Tizimin farms are being developed for the purpose of producing feedstock for bio-fuels from Jatropha seeds.  However, our development and cultivation of these farms has also enabled us to generate ancillary revenues from these operations.  For example, we have received revenue from the sale of biomass (waste wood removed from our farms as the land is prepared for Jatropha planting), sales of sheep that graze on our lands and control weeds, and the sale of the presscake from the Jatropha seeds which remains after oil extraction.

6.	Total capital paid for land, and for expenses and operations, since inception, for the two farms in the Tizimin area (through June 30, 2011) was $12,148,600.

7.
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

Operational Company.  On October 1, 2009, we commenced our planned principal operations, which indicated that we were no longer subject to the accounting standards for accounting and reporting by development stage enterprises.  Our financials therefore are presented for an operational company. However, new farm expenditures are reported as developmental stage enterprise cost until such time as all planting is materially completed and our planned principal operations for the farm commence.

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

Results of Operations

Revenues and Gross Profit.  During the three and six months ended June 30, 2011 we recognized revenue of $111,328 and $371,552 as compared with $71,864 and $204,717 for the same period in 2010.   The revenues that we generated in 2011 and 2010 represented (i) revenue from the sale of Jatropha oil (ii) fees for Jatropha related advisory services we rendered to third parties, (iii) subsidies from Government agencies, and (iv) sales of Jatropha seeds and other products (waste wood, Jatropha seed husks, etc.).  The Jatropha plants that we have planted over the last three years are maturing and starting to produce commercial quantities of Jatropha fruit that will be harvested later this year.   The increase in revenues compared with the same period in 2010 is the result of an increase in our Jatropha farm advisory services to third parties and, from revenues generated from the sale of our Jatropha farm products and the receipt of government subsidies.  Our goal is to increase the amount of advisory and management services that we render to third parties in 2011 and beyond.  In addition,  some of the Jatropha trees that we first planted are maturing, and we anticipate that sales of Jatropha seeds will become a material source of revenues for our Mexico operations.

 General and Administrative Expenses.  Our general and administrative expenses related to the three and six months ended June 30, 2011 were $518,665 and $1,089,194 compared to $490,333 and $1,251,992 for the same period in 2010.  General and administrative expense principally includes officer compensation; outside services, such as legal, accounting, and consulting expenses; share-based compensation; and other general expenses such as insurance, occupancy costs, travel, etc.  The net decrease in general and administrative expenses for the six months ended June 30, 2011, compared to the prior year was principally the result of bonuses being accrued in the prior year.  No such bonuses were accrued or paid in 2011.  This decrease in general and administrative expenses was partially offset by an increase in administrative staffing and other administrative costs related to, and as a result of the continuing expansion of operations of our Tizimin farms.

Plantation Operating Costs.  For the three and six months ended June 30, 2011, we recorded Plantation Operating Costs from the operations of the farms of $18,140 and $126,371, as compared with $174,430 and $449,438 in the same period in 2010.  Even though operations have expanded, the decrease is related to better farm efficiency and more cost being deferred into the long term asset “Deferred Growing Cost”.  As costs related to the cultivation of the trees increase and are capitalized until the trees are mature, the Plantation Operating Costs may continue to decrease.

Other Income/Expense. The principal component of Other Income/Expense for the current period is Interest Expense.  Interest Expense for the three and six months ended June 30, 2011, was $124,272 and $264,068.  Interest Expense for the three and six months ended June 30, 2010 was $105,235 and $197,665. This increase in interest expense is primarily due to the increase in debt associated with the acquisition of additional land for our farm operations in Tizimin, Mexico.  We currently own 8,850 acres of land in Mexico that is subject to interest bearing mortgages.  Because we purchased additional land late in the first quarter of 2010, we did not pay interest on the additional mortgages during the entire first quarter of 2010.

Income (Loss) from Discontinued Operations.  During the three and six months ended June 30, 2011, we recognized a loss from discontinued operations of $9,421 and $32,214, compared to gain from discontinued operations of $36,026 and $60,873 for the comparable period in 2010. The income or loss from discontinued operations for the three and six months ended June 30, 2011 and 2010 principally relates to foreign currency exchange rate gains or losses on liabilities associated with our former bio-pharmaceutical business, which are denominated in euros.

Net loss attributable to the non-controlling interest.  Effective April 23, 2008, we entered into a limited liability company agreement to form GCE Mexico I, LLC, a Delaware limited liability company (“GCE Mexico”), with six investors (collectively, the “Investors”).  Under GCE Mexico's agreement, the net loss allocated from Asideros 1 and Asideros 2 to GCE Mexico is then further allocated to the members of GCE Mexico according to the investment balances.  We own 50% of the common membership interests in GCE Mexico.  Accordingly, since the common membership interest did not make a direct capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest.   The net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico to the preferred membership interests.

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded net loss of $248,909 and $453,385 for the three and six months ended June 30, 2011, as compared to a net income of $82,878 for the three month period and net loss of $299,500 for the same six-month period in 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had $1,135,433 in cash or cash equivalents and had a working capital deficit of $5,811,084, as compared with $1,096,618 in cash and a working capital deficit of $5,034,816 as of December 31, 2010.  However, substantially all of our cash balances represent funds provided to us by the investors of GCE Mexico I, LLC for the operations of the Tizimin farms owned by Asideros 1 and Asideros 2 and, therefore, are not available to us for our working capital or other purposes, and are not available to us to reduce our  indebtedness.  In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of additional securities, additional borrowings, or from an increase in operating revenues.  Outstanding indebtedness at June 30, 2011 totaled $10,868,662.  The existence of the foregoing working capital deficit and liabilities is expected to negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.

In order to fund our short-term working capital needs, in July 2011 we raised $400,000 from the sale of 10,000,000 shares of our common stock (at a price of $0.04 per share).  These funds, together with anticipated fees and other revenues expected to be received from advisory services provided during the next twelve months, are expected to be sufficient to fund our working capital needs for the next twelve months.  No assurance can, however, be given that the Company’s expenses will not exceed current projections or that all projected revenues will be received and, therefore, that we will, in fact, have sufficient financial resources to fund our near-term operations.

To date, we have funded our operations primarily from loans we have obtained, from the proceeds of the sale of equity and debt securities of the Company, and from fees received from Jatropha related advisory and management services that we provide to third parties.  We anticipate that we will continue to generate such consulting service fees in the near term.  However, we do not have any long-term consulting agreements in place, nor do we have sufficient financial resources to fully fund our business plan (which includes the purchase of our own Jatropha farms and other capital outlays).  Accordingly, we may need to raise funds in the future in order to continue to operate and in order to expand our operations in accordance with our business plan.  Although we anticipate that revenues from our Jatropha farms in Mexico will significantly increase by the end of 2011 and thereafter,  net cash generated from those operations will first have to be used to repay the capital contributed by the Investors (plus their preferred return), for a combined total of $14,256,050 as of June 30, 2011.  As a result, the improved operations of the Mexico farms will not produce short-term cash for this Company that we can use for working capital purposes or for the acquisition of additional Jatropha farms.  In addition, our business plan calls for significant infusion of additional capital to establish additional Jatropha farms that are owned and operated for our own account in Mexico and other locations. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms for our own account.  Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures.

Effective July 2, 2009, we purchased all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), from its four shareholders.  TAL owned and operated a 400-acre farm in subtropical Belize, Central America.  The Belize farm currently is inactive, and we are currently evaluating the future use and/or disposition of this farm, including the possible sale of this asset. Jatropha research efforts that were conducted in Belize have now been centralized at our farms near Tizimin, Mexico.

 Under the Stock Purchase Agreement, as amended, in consideration for the purchase of all of the shares of TAL, (i) promissory notes were issued by TAL to the four former owners as evidence of its indebtedness to them in the aggregate amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009), and (ii) an aggregate of 8,952,757 unregistered shares of our common stock were issued to the four former owners.  The promissory notes matured on July 15, 2011, and we did not repay the loans.  The noteholders have not formally declared a default, nor have they taken any action to foreclose on the land.  Management has requested that the note holders again extend the maturity date of these notes to provide us with sufficient time for the orderly desposition of this asset. Since the TAL promissory notes are secured by a mortgage on the 400-acre farm, our failure to pay these notes upon their maturity could result in the loss of that farm and our investment in the Belizean Jatropha farm.  If we are able to sell the 400-acre land at the expected current fair market value, we anticipate that we will be able to fully repay the loans and realize a return on our investment.

While we have commenced negotiations with various third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will be able to enter into any agreements to obtain funding, sell carbon credits or form additional strategic partnerships.   We have submitted an application for funding to the Overseas Private Investment Corporation, (“OPIC”), an agency of the United States government that helps U.S. businesses invest overseas, fosters economic development in new and emerging markets, and assists the private sector in managing risks associated with foreign direct investment. The Company is applying to OPIC for up to $19 million of loans to fund the expansion of our existing Jatropha farms in Mexico. We anticipate that a decision will be made regarding the OPIC application later in 2011.  If approved, initial funding could commence within six months of final approval.  However, the Company can make no assurance if the OPIC application will be approved or when, if ever, such funding will be made available.

We presently do not have any available credit, bank financing or other external sources of liquidity.   In the absence of additional outside funding (including from OPIC, proceeds from the sale of our securities or entering into other joint venture relationships), we do not have the ability to expand our business or acquire additional Jatropha farms.  If we issue additional equity or debt securities to fund our future capital needs, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  Should we not be able to increase the amount of revenues we receive from our advisory services and/or raise additional debt or equity funding, we will have to scale back our current and proposed operations or take other actions to preserve our on-going operations.

On December 22, 2009, we sold all patents, rights, and data associated with our legacy pharmaceutical assets for 350,000 Euros and a revenue sharing arrangement that could pay up to 2,000,000 Euros should such legacy pharmaceutical assets ever be commercialized by the buyer.  Although we are hopeful that the legacy pharmaceutical assets will be commercialized, no assurance can be given if or when any additional cash will be provided to the Company from the pharmaceutical assets that we sold.  We will continue to maintain a security interest in such assets until the final 2,000,000 Euro payment is made to the Company, if ever.  This contingent right to receive future payments will not affect our short-term liquidity position.

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

PART II

 ITEM 1.  LEGAL PROCEEDINGS.

On July 15, 2011, Dee Burgess, a former consultant of Medical Discoveries, Inc. (the name of our company until changed in connection with our new Jatropha business), refiled a complaint against the Company in the Third Judicial District Court, State of Utah.  This complaint was originally filed in July 2010 but never served against the Company. The complaint alleges that Ms. Burgess is owed $80,000 for services allegedly provided to the Company in 2004, 2005, and 2006.  The Company disputes this claim.

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

Foreclosure of Belizean Jatropha Farm.  We currently owe the four former owners of our 400-acre farm in Belize, Central America, loans in the aggregate amount of $516,139 Belize Dollars (US $256,356 based on exchange rates in effect at August 1, 2011), which loans are secured by a lien on the 400-acre farm.  We are currently considering an orderly disposition of this land that will enable us to repay the loans and realize a gain on our investment.  However, the promissory notes matured and were due and payable on July 15, 2011.   We did not repay these loans, and these loans are now in default.  The holders of these notes have not yet declared a formal default and have not taken any action to foreclose.  The holders of the loans have previously voluntarily agreed to extend the maturity date of these loans, and we have again requested that the maturity date of these notes be extended in order to provide us with sufficient time for the orderly sale of the farm land.  No assurance can, however, be given that the maturity date will be extended and that the four owners will not proceed with a foreclosure of their security.  Should the former owners foreclose and sell the land in a foreclosure sale for less than the current market value, or for less than the amount owed to them under their promissory notes, we would lose our equity and our investment in the Belizean Jatropha farm.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended June 30, 2011 there were three issues of unregistered shares that were not previously reported in a Current Report on Form 8-K.

On April 5, 2011 we issued 625,000 shares as share-based compensation for a consulting agreement.  We recorded $13,125 as share-based compensation expense.  The sale of the 625,000 was exempt from registration pursuant to Section 4(2) of the Securities Act of 933, as amended.

On April 25, 2011 an accredited investor in the Company exercised a Warrant for 945,000 shares at $.03 per share for net cash proceeds paid to the Company of $28,350.   The sale of the 945,000 was exempt from registration pursuant to Section 4(2) of the Securities Act of 933, as amended.

On May 31, 2011 an accredited investor in the Company exercised a Warrant for 945,000 shares at $.03 per share for net cash proceeds paid to the Company of $28,350.  The sale of the 945,000 was exempt from registration pursuant to Section 4(2) of the Securities Act of 933, as amended.

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

The foregoing certification is being furnished to the Securities and Exchange Commission as an Exhibit to the Form 10-Q and shall not be considered filed as part of the Form 10-Q.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2011	GLOBAL CLEAN ENERGY HOLDINGS, INC.

By:	/s/ BRUCE K. NELSON
Bruce K. Nelson
Chief Financial Officer