Form 10-Q
period 2011-09-30
Global Clean Energy Holdings, Inc.
filed 2011-11-14
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-12627

Global Clean Energy Holdings, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	87-0407858
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

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

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated Filer	☐	Smaller reporting company	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 1, 2011, the issuer had 285,062,812 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.

For the quarter ended September 30, 2011

FORM 10-Q

i

PART I

 ITEM 1.  FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,743,989	$1,096,618
Accounts receivable	28,889	6,428
Inventory	61,132	11,706
Other current assets	544,844	248,711
Total Current Assets	2,378,854	1,363,463

PROPERTY AND EQUIPMENT, NET	9,746,437	8,103,537

INVESTMENT HELD FOR SALE	278,552	292,350

DEFERRED GROWING COST	2,455,801	1,244,419

OTHER NONCURRENT ASSETS	23,060	11,243

TOTAL ASSETS	$14,882,704	$11,015,012

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,831,630	$1,837,788
Accrued payroll and payroll taxes	1,806,892	1,686,465
Accrued interest payable	1,504,396	1,154,943
Accrued return on noncontrolling interest	2,497,008	1,452,744
Deferred revenue	208,329	-
Capital lease liability	59,298	47,139
Notes payable to shareholders	26,000	26,000
Convertible notes payable	193,200	193,200
Total Current Liabilities	8,126,753	6,398,279

LONG-TERM LIABILITIES
Long term capital lease liability	42,285	98,372
Convertible notes payable	567,000	567,000
Mortgage notes payable	3,356,619	2,793,934
Total Long Term Liabilities	3,965,904	3,459,306

EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
285,062,812 and 270,464,478 shares issued and outstanding, respectively	285,063	270,464
Additional paid-in capital	24,193,216	23,580,630
Accumulated deficit	(27,572,946)	(26,933,430)
Accumulated other comprehensive loss	(32,829)	(2,195)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(3,127,483)	(3,084,518)
Noncontrolling interests	5,917,530	4,241,945
Total equity (deficit)	2,790,047	1,157,427

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$14,882,704	$11,015,012

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$358,187	$169,653	$729,739	$374,370

Operating Expenses
General and administrative	549,870	654,336	1,639,064	1,906,328
Plantation operating costs	125,076	30,986	251,447	480,424

Total Operating Expenses	674,946	685,322	1,890,511	2,386,752

Loss from Operations	(316,759)	(515,669)	(1,160,772)	(2,012,382)

Other Income (Expenses)
Interest income	29	37	77	64
Interest expense	(142,140)	(164,702)	(406,208)	(362,367)
Gain on settlement of liabilities	-	-	-	600,802
Foreign currency transaction adjustments	37,173	25,139	39,613	17,622

Total Other Income (Expenses)	(104,938)	(139,526)	(366,518)	256,121

Loss from Continuing Operations	(421,697)	(655,195)	(1,527,290)	(1,756,261)

Income (Loss) from Discontinued Operations	22,468	(39,778)	(9,746)	21,095

Net Loss	(399,229)	(694,973)	(1,537,036)	(1,735,166)

Less Net Loss Attributable to the Noncontrolling Interest	(213,099)	(412,686)	(897,521)	(1,153,379)

Net Loss attributable to Global Clean Energy Holdings, Inc.	$(186,130)	$(282,287)	$(639,515)	$(581,787)

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Loss from Continuing Operations	$(208,598)	$(242,509)	$(629,769)	$(602,882)
Income (Loss) from Discontinued Operations	22,468	(39,778)	(9,746)	21,095
Net Loss	$(186,130)	$(282,287)	$(639,515)	$(581,787)

Basic and Diluted Loss per Common Share:
Loss from Continuing Operations	$(0.0007)	$(0.0009)	$(0.0023)	$(0.0023)
Income (Loss) from Discontinued Operations	0.0001	(0.0001)	(0.0000)	0.0001

Net Income(Loss) per Common Share	$(0.0006)	$(0.0010)	$(0.0023)	$(0.0022)

Basic and Diluted Weighted-Average Common
Shares Outstanding	280,782,920	270,464,478	274,426,224	258,774,858

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(1,537,036)	$(1,735,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	(39,613)	(17,622)
Gain on settlement of liabilities	-	(600,802)
Share-based compensation	69,858	95,642
Depreciation	201,419	172,838
Changes in operating assets and liabilities:
Accounts receivable	(23,490)	118,360
Inventory	(55,781)	(157,231)
Other current assets	(352,003)	(50,117)
Deferred growing costs	(1,459,705)	(902,984)
Accounts payable and accrued expenses	501,093	635,454
Deferred revenue	208,329	-
Other noncurrent assets	9,497	-
Net Cash Used in Operating Activities	(2,477,432)	(2,441,628)
Cash Flows From Investing Activities
Purchase of land	(178,459)	(715,658)
Plantation development costs	(2,127,735)	(609,260)
Purchase of property and equipment	(221,258)	(183,011)
Net Cash Used in Investing Activities	(2,527,452)	(1,507,929)
Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	500,000	500,000
Proceeds from exercise of warrants	56,700	-
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	4,780,156	2,817,722
Proceeds from notes payable	562,685	742,652
Payments on capital leases	(34,505)	(478,726)
Proceeds from convertible notes payable	-	567,000
Net Cash Provided by Financing Activities	5,865,036	4,148,648
Effect of exchange rate changes on cash	(212,781)	53,649
Net Increase in Cash and Cash Equivalents	647,371	252,740
Cash and Cash Equivalents at Beginning of Period	1,096,618	833,584
Cash and Cash Equivalents at End of Period	$1,743,989	$1,086,324

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$56,755	$157,581
Noncash Investing and Financing activities:
Cashless exercise of Warrants	-	8,545
Accrual of return on noncontrolling interest	1,044,264	588,941
Plantation costs financed by accounts payable	-	32,497
Shares issued for services	13,125	-

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

Effective April 23, 2008, the Company entered into a limited liability company agreement to form GCE Mexico I, LLC (GCE Mexico) along with nine unaffiliated investors.  The Company owns 50% of the common membership interest of GCE Mexico and five of the unaffiliated investors own the other 50% of the common membership interest.  Additionally, a total of 1,000 preferred membership units were issued to two of the unaffiliated investors.  GCE Mexico owns a 99% interest in its Mexican subsidiaries, Asideros Globales Corporativo (Asideros) ,Asideros 2, and Asideros 3, entities organized under the laws of Mexico, and the Company owns the remaining 1% directly.  GCE Mexico was organized primarily to, among other things, acquire land in Mexico through subsidiaries for the cultivation of the Jatropha plant.

On July 2, 2009, the Company acquired 100% of the equity interests of Technology Alternatives, Limited (TAL), which has developed a farm in Belize for cultivation of the Jatropha plant.  TAL has also developed a nursery capable of producing Jatropha seedlings and rooted cuttings, and provided technical advisory services for the propagation of the Jatropha plant.

In March 2010, the Company formed a wholly owned subsidiary, Global Energias Renovables (GER) which manages the company’s bio-fuels operations in Latin America.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Principles of Consolidation

The consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., its subsidiaries, and the variable interest entities of GCE Mexico, and its Mexican subsidiaries (Asideros, Asideros 2 and Asideros 3). All significant intercompany transactions have been eliminated in consolidation.

Generally accepted accounting principles require that if an entity is the primary beneficiary of a variable interest entity (VIE), the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements.  Global Clean Energy Holdings, Inc. considers itself to be the primary beneficiary of GCE Mexico, and it’s Mexican subsidiaries, and accordingly, has consolidated these entities since their formation beginning in April 2008, with the equity interests of the unaffiliated investors in GCE Mexico presented as Noncontrolling Interests in the accompanying condensed consolidated financial statements.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.  The results of operations for the nine months ended September 30, 2011, may not be indicative of the results that may be expected for the year ending December 31, 2011.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

All outstanding stock options, warrants, convertible notes, and convertible preferred stock are currently antidilutive and have been excluded from the calculations of diluted profit or loss per share at September 30, 2011 and 2010, as follows:

	September 30,
	2011	2010

Convertible notes	19,028,671	19,028,671
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	24,585,662	26,475,662
Compensation-based stock options and warrants	70,181,483	69,031,483
	125,613,997	126,353,997

Revenue Recognition

Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectability is reasonably assured; and title and the risks and rewards of ownership have transferred to the buyer. Value added taxes collected on revenue transactions are excluded from revenue and are included in accounts payable until remittance to the taxation authority.

Jatropha oil revenue - The Company’s primary source of revenue will be crude Jatropha oil.  Revenue will be recognized net of sales or value added taxes and upon transfer of significant risks and rewards of ownership to the buyer. Revenue is not recognized when there are significant uncertainties regarding recovery of the consideration due, associated costs or the possible return of goods.

Advisory services revenue -  The Company provides development and management services to other companies regarding their bio-fuels and/or feedstock-Jatropha development operations, on a fee for services basis.  The advisory services revenue is recognized upon completion of the work in accordance with the separate contract.

Agricultural subsidies revenue - the Company receives agricultural subsidies from the Mexican government.  Due to the uncertainty of these payments, the revenue is recognized when the payments are received.

Prior Period Reclassifications

Certain December 31, 2010 balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the September 30, 2011 presentation.  These reclassifications had no effect on the December 31, 2010 total equity or net loss.

New Accounting Guidelines

In June 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. Retrospective application will be required beginning in 2012. The company expects to be required to include in its financial statements the statement of comprehensive income beginning in the first quarter of 2012.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a loss from continuing operations applicable to its common shareholders of $629,769 and $656,553 for the nine-months  ended September 30, 2011 and during the year ended December 31, 2010 respectively, and has an accumulated deficit applicable to its common shareholders of $27,572,946 at September 30, 2011.  The Company also used cash in operating activities of $2,477,431  and $2,652,541 during the nine-month period ended September 30, 2011 and for the year ended December 31, 2010, respectively.  At September 30, 2011, the Company has negative working capital of $5,747,899 and a stockholders’ deficit attributable to its stockholders of $3,127,483.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the current business model.  In order to fund its new operations, the Company has received $13,689,014  in capital contributions from the preferred membership interest in GCE Mexico I, LLC, has issued mortgages in the total amount of $3,356,619 for the acquisition of land.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The original term of the agreement was twelve months.  Under the agreement, Mobius was required to supervise the hiring of certain staff to serve in management and operations roles of the Company, or to hire such persons to provide similar services to the company as independent contractors.  Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000.  The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided.  The Company terminated the agreement in July 2008, with the termination to become effective August 2008.  The Company had recorded liabilities to Mobius of $322,897 for accrued, but unpaid, compensation and costs as of September 30, 2011 and December 31, 2010.  However, the Company disputes these charges, and the additional amounts that Mobius claims that it is owed, and is currently in litigation with Mobius to resolve this liability.

LODEMO Agreement

On October 15, 2007, the Company entered into a service agreement with Corporativo LODEMO S.A DE CV, a Mexican corporation (the LODEMO Group), to provide services related to the establishment, development, and day-to-day operations of the Company’s Jatropha Business in Mexico.  The Company had agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement had a 20-year term but could  be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of work previously performed by LODEMO was reduced and modified based upon certain labor functions being provided internally by the Company and by Asideros, the Company’s Mexican subsidiary, on a go-forward basis.  This agreement was cancelled in 2009.  As of September 30, 2011 and as of December 31, 2010, the Company’s financial statement reflect that it owes the LODEMO Group $251,500 for accrued, but unpaid, compensation and cost.  The Company disputes the total of these charges and is currently in discussions with LODEMO to resolve this liability.

GCE Mexico I, LLC and Subsidiaries

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

In addition, two of the Investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico in installments and as required, fund the development and operations of the Jatropha Farm. The preferred members have made capital contributions of $4,780,156 and $2,817,722 during the nine-month periods ended September 30, 2011 and 2010, respectively, and total contributions of $13,689,014 have been received by GCE Mexico from these Investors since the execution of the LLC Agreement. The LLC Agreement calls for additional contributions from the Investors, as requested by management and as required by the operation in 2011 and the following years. These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest. The preferential return totaled $1,044,264 and $588,941 during the nine-month periods ended September 30, 2011 and 2010, respectively, and totals $2,497,008 since the execution of the LLC Agreement.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The two investors holding preferred membership units also directly funded the purchase by Asideros I of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282, The land was acquired in the name of Asideros I and Asideros I issued a mortgage in the amount of $2,051,282 in favor of these two investors.    These two investors also directly funded the purchase by Asideros 2 of approximately 3,700 acres, and a second parcel by Asideros 2 of approximately 600 acres of land adjacent to the land owned by Asideros I by the total payment of $963,382.  The land was acquired in the name of Asideros 2 and Asideros 2 issued mortgages in the amount of $963,382 in favor of these two investors.  These mortgages bear interest at the rate of 12% per annum, payable quarterly.  The Board has directed that this interest shall continue to accrue until such time as the Board determines that there is sufficient cash flow to pay all accrued interest.  The initial mortgage, including any unpaid interest, is due in April 2018.  The second mortgage, including any unpaid interest, is due in February 2020.

The net income or loss of the Mexican subsidiaries is allocated to its shareholders based on their respective equity ownership, which is 99% to GCE Mexico and 1% directly to the Company.  GCE Mexico has no operations separate from its investments in the Mexican subsidiaries.  According to the LLC Agreement of GCE Mexico, the net loss of GCE Mexico is allocated to its members according to their respective investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The noncontrolling interest presented in the accompanying condensed consolidated balance sheets includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and excludes any common membership interest in GCE Mexico held by the Company.

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

Note 4 - Investment Held for Sale

As all of TAL’s nursery capabilities have since been transferred to the Company’s other operations in Tizimin, Mexico and the Company is in the process of selling the land. The net assets have been reclassified as Investment Held for Sale at December 31, 2010; the promissory notes are netted against the net assets.  The Net Assets, measured at fair value as of September 30, 2011 were $565,473 Belize Dollars (US $278,552 based on exchange rates in effect at September 30, 2011).

Note 5 – Property and Equipment

Property and equipment are as follows:

	September 30,	December 31,
	2011	2010

Land	$2,384,182	$2,435,722
Plantation development costs	6,483,913	4,805,940
Plantation equipment	1,275,536	1,108,467
Office equipment	111,434	89,721

Total cost	10,255,065	8,439,850
Less accumulated depreciation	(508,628)	(336,313)

Property and equipment, net	$9,746,437	$8,103,537

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

Accrued payroll and payroll taxes are composed of the following:

	September 30,	December 31,
	2011	2010

Accrued payroll, vacation, and related payroll taxes
for current officers	$1,132,603	$1,012,176
Former Chief Executive Officer, resigned 2007, including
$500,000 under the Release and Settlement Agreement	570,949	570,949
Other former officers and directors	77,750	77,750
Accrued payroll taxes on accrued compensation to
former officers and directors	25,590	25,590
Accrued payroll and payroll taxes	$1,806,892	$1,686,465

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

There is an accrual of Director’s fees included in the Accounts Payable balance as of September 30, 2011 and as of December 31, 2010 of $209,000 and $155,000, respectively.

Note 7 – Debt

Notes Payable to Shareholders

The Company has notes payable to certain shareholders in the aggregate amount of $26,000 at September 30, 2011 and December 31, 2010.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $54,161 and $43,278 at September 30, 2011 and December 31, 2010, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

As more fully disclosed in Note 3 the Company has promissory notes to the former shareholders of TAL in the amount of $526,462 Belize dollars, (US $259,335 based on exchange rates in effect at September 30, 2011), including capitalized interest of $10,322 Belize Dollars.  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were originally due on December 29, 2009, but the due date has been extended to July 15, 2011. Management has requested that the note holders again extend the maturity date of these notes to provide time for the disposition of this asset.

Convertible Notes Payable

In March 2010, the Company entered into a securities purchase agreement with the preferred members of GCE Mexico pursuant to which the Company issued senior unsecured convertible promissory notes in the original aggregate principal amount of $567,000 and warrants to acquire an aggregate of 1,890,000 shares of the Company’s common stock.  The Convertible Notes mature on the earlier of (i) March 16, 2012, or (ii) upon written demand of payment by the note holders following the Company’s default thereunder. The maturity date of the Convertible Notes may be extended by written notice made by the note holders at any time prior to March 16, 2012.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each nine-month anniversary of the issuance of the convertible notes.  The Company may at its option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of its common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price for each of the five consecutive trading days immediately preceding the interest payment date.  At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Company’s common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.  The convertible notes rank senior to all other indebtedness of the Company, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by the Company in the ordinary course of business. The Company may not prepay the convertible notes without the prior consent of the Investors.

The warrants have been exercised in the quarter ending September 30, 2011 and the proceeds from that purchase were used for general corporate purposes. All of the proceeds from the issuance of the original debt were allocated to the Convertible Notes.  The Company used substantially all of the proceeds received from the sale of the convertible promissory notes to repay, in full, an outstanding promissory note in the amount of $475,000, plus accrued interest of $81,909.

The Company has other convertible notes payable to certain individuals in the aggregate amount of $193,200 at  September 30, 2011 and December 31, 2010.  The notes originated in 1996, bear interest at 12%, are unsecured, and are currently in default.  Each $1,000 note is convertible into 667 shares of the Company’s common stock.   Accrued interest on the convertible notes totaled $312,508 and $295,167 at September 30, 2011 and December 31, 2010, respectively.

Mortgage Notes Payable

See discussion of the Mortgage Notes Payable in note 3 above.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 – Changes in Equity (Deficit)

A summary of the composition of Equity (Deficit) of the Company at September 30, 2011 and 2010, and the changes during the nine months then ended is presented in the following table:

	Total Global Clean Holdings, Inc. stockholders' equity (deficit)	Noncontrolling interest	Total equity (deficit)

Balance at December 31, 2010	$(3,084,518)	$4,241,945	$1,157,427
Issuance of common stock	557,326	-	557,326
Capital contribution from noncontrolling interest	-	4,780,156	4,780,156
Share-based compensation	69,858	-	69,858
Accrual of preferential return for the noncontrolling interest	-	(1,044,264)	(1,044,264)
Net loss	(639,515)	(897,521)	(1,537,036)
Other comprehensive loss	(30,634)	(1,162,786)	(1,193,420)

Balance at September 30, 2011	$(3,127,483)	$5,917,530	$2,790,047

Common Stock

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

In July, 2011 the Company entered into a stock purchase agreement whereby the Company agreed to issue and sell 10,000,000 shares of the Company’s common stock at a price of $0.04 per share, for an aggregate purchase price of $400,000, which was paid in cash.

In August, 2011, the Company entered into a stock purchase agreement whereby the Company agreed to issue and sell 2,083,334 shares of the Company’s common stock at a price of $0.048 per share, for an aggregate purchase price of $100,000, which was paid in cash.

On July, 2011, the Company entered into a stock purchase agreement whereby the Company agreed to issue  625,000 shares of the Company’s common stock for services rendered.

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

A summary of the status of options and compensation-based warrants at September 30, 2011, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2010	69,531,483	$0.03	5.1 years	$450,970

Granted	1,350,000	0.02		-
Exercised	-	-		-
Expired	(700,000)	0.05		-

Outstanding at September 30, 2011	70,181,483	0.03	4.4 years	$1,052,704

Exercisable at September 30, 2011	55,118,983	$0.03	3.4 years	$776,954

At September 30, 2011, options to acquire 80,000 shares of common stock have no stated contractual life.  The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  1,350,000 options were issued in the nine-month period ended September 30, 2011 and 13,650,000 options and 1,890,000 warrants  were issued in the nine-month period ended September 30, 2010. The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the nine months ended September 30, 2011 were risk-free interest rate of 1.20%, volatility of 170%, expected life of 5.0 years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following; the expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise; the expected volatility is based on the historical price volatility of the Company’s common stock; the risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options; the dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options; the intrinsic values are based on a September 30, 2011 closing price of $0.04 per share.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Share-based compensation from all sources recorded during the nine months ended September 30, 2011 and 2010 was $69,858 and $95,642, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of September 30, 2011, there is approximately $39,595 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.23 years.

Stock Warrants

A summary of the status of the warrants outstanding at September 30, 2011, and changes during the three months then ended is presented in the following table:

		Weighted
	Shares	Average
	Under	Exercise
	Warrant	Price

Outstanding at December 31, 2010	26,475,662	$0.01

Issued	-
Exercised	(1,890,000)	0.03
Expired	-

Outstanding at September 30, 2011	24,585,662	$0.01

Note 10 - Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the nine-month period ended September 30, 2011 and year ended December 31, 2010, Income from Discontinued Operations consists of the foreign currency transaction gains related to current liabilities associated with the discontinued operations that are denominated in Euros.

Note 11 – Subsequent Events

In October, 2011, the two investors holding preferred membership units directly funded the purchase by Asideros 3 of approximately 6,000 acres of land in the State of Yucatan in Mexico by the payment of $2,436,707.  The land was acquired in the name of Asideros 3 and Asideros 3 issued a mortgage totaling $2,436,707 in favor of these two investors.  There was a $341,955 mortgage recognized as of September 30, 2011 related to the down payment on the purchase.  The mortgage bears interest at the rate of 12% per annum, payable quarterly.  The Board has directed that this interest shall continue to accrue until such time as the Board determines that there is sufficient cash flow to pay all accrued interest.  The mortgage, including any unpaid interest, is due in October, 2021.

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

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “GCEH,” “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Delaware corporation (which used to be a Utah corporation until July 19, 2010), formerly known as Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes all of this company's U.S. and foreign wholly-owned subsidiaries through which this company conducts certain of its operations.  To the extent applicable, depending on the context of the disclosure, the terms “we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC, a Delaware limited liability company that we manage, and in which we own approximately 50% of the common membership interests.

Global Clean Energy Holdings, Inc. is not related to, or affiliated in any manner with “Global Clean Energy, Inc.”, an unaffiliated public company.   Readers are cautioned to confirm the entity that they are evaluating or in which they are making an investment before completing any such investment.

Overview

Global Clean Energy Holdings, Inc. (“GCEH”) is a California-based energy agri-business focused on the development of non-food based bio-fuel feedstock.  GCEH is focusing on the commercialization of oil and biomass derived from the seeds of Jatropha curcas (“Jatropha”) - a native non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America.  Jatropha oil is high-quality plant oil used as a direct replacement for fossil fuels or as feedstock for the production of high quality first and second generation biofuels like bio-diesel, renewable diesel or bio-jet, which are direct replacements for diesel fuel and jet fuel.

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

•
Own, operate and manage Jatropha farms through joint ownership agreements. We currently operate two farms located in Mexico under joint ownership arrangements: the first farm comprises 5,149 acres; the second farm, consisting of 3,700 acres.   The first farm is fully planted.   We anticipate that the second farm will substantially be planted by the end of the fourth quarter of 2011.  In October, through our joint venture, we have also acquired land (4800 acres) that is located in Mexico near our other two farms.  We intend to commence developing this land into a third Jatropha farm in 2012.

•
Provide Jatropha farm development and management services to third party owners of Jatropha farms. We currently provide such development and advisory services with respect to Jatropha farms located in the Caribbean, Mexico, Central America and Africa, and plan to expand this initiative.

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

1.
The Jatropha plants in a portion of our first 5,149 acre farm in Mexico have now matured sufficiently to produce seeds.  The trees that were initially planted after we commenced operations in Mexico in October 2009 are now starting to mature.  As a result, we anticipate that harvests of Jatropha seeds will commence and increase in 2012 and thereafter, increasing our future revenues from our Mexican operations.

2.
Our Mexican operations are eligible for agricultural and other subsidies provided to certain farming operations by the federal government of Mexico.  The total expected incentives from inception through 2011 for Asideros 1 is $ 1,120,820 and for Asideros 2 is $589,520.  To date we have received $922,000 and expect to receive the balance in 2011 and 2012.   These subsidies help defray some of the initial start-up costs that we have incurred in establishing these farms.

3.
We continue to operate two nurseries for new Jatropha trees in the Tizimin Mexico area, which provide seedlings for our new farm and any additional farms that we acquire or develop in the future. We can also sell seedlings from these nurseries to other Jatropha farmers or developers.

4.
Fruit and seed handling, oil extraction facilities, germplasm resources, and livestock (sheep) capabilities are all being expanded in anticipation of our growing Jatropha operations. Oil extraction facilities are currently located on-site and we expect to relocate them to a new industrial site.

5.
Our Mexican farms are being developed for the purpose of producing feedstock for bio-fuels from Jatropha seeds.  However, our development and cultivation of these farms has also enabled us to generate ancillary revenues from these operations.  For example, we have received revenue from the sale of biomass (waste wood removed from our farms as the land is prepared for Jatropha planting), sales of sheep that graze on our lands and control weeds, and the sale of the presscake from the Jatropha seeds which remains after oil extraction.

6.	Total capital paid for land, and for expenses and operations, since inception, for the two operating farms in the Tizimin area (through September 30, 2011) was $13,689,014.

7.
We recently agreed to provide advisory services related to the development of Jatropha farms in the Caribbean.  In the quarter ended September 30, 2011, we recognized $90,859 of farm advisory revenues from the services related to the Caribbean development.  In connection with providing these services, we anticipate leasing five hectares of land in the Caribbean on which we will provide these Jatropha development and evaluation services.   We have also received $208,329 of additional fees for the Caribbean services, which fee will not be recognized for accounting purposes until the land acquisition (or lease) has been signed in accordance with the terms of the services contract. We have also been providing advisory services related to potential use of Jatropha oil in Tanzania and in the U.S.

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

Results of Operations

Revenues.  During the three and nine months ended September 30, 2011 we recognized revenue of $358,187 and $729,739 as compared with $169,653 and $374,370 for the same period in 2010.   The revenues that we generated in 2011 and 2010 represented (i) fees for Jatropha related advisory services we rendered to third parties, (ii) subsidies from Government agencies, and (iii) sales of Jatropha oil and Jatropha seeds and other products (waste wood, Jatropha seed husks, etc.).  The Jatropha plants that we have planted over the last three years are maturing and starting to produce commercial quantities of Jatropha fruit that will be harvested as available.  The increase in revenues compared with the same period in 2010 is the result of the receipt of government subsidies, an increase in our Jatropha farm advisory services to third parties and, increased revenues generated from the sale of our Jatropha farm products.  Our goal is to increase the amount of advisory and management services that we render to third parties in 2011 and beyond. In addition, some of the Jatropha trees that we first planted are maturing, and we anticipate that sales of Jatropha seeds will become a material source of revenues for our Mexican operations.

 General and Administrative Expenses.  Our general and administrative expenses related to the three and nine months ended September 30, 2011 were $549,870 and $1,639,064 compared to $654,336 and $1,906,328 for the same period in 2010.  General and administrative expense principally includes officer compensation; outside services, such as legal, accounting, and consulting expenses; share-based compensation; and other general expenses such as insurance, occupancy costs, travel, etc.  The net decrease in general and administrative expenses for the nine months ended September 30, 2011, compared to the prior year was principally the result of bonuses being accrued in the prior year.  No such bonuses were accrued or paid in 2011.  This decrease in general and administrative expenses was partially offset by an increase in administrative staffing and other administrative costs related to, and as a result of the continuing expansion of operations of our Tizimin farms.

Plantation Operating Costs.  For the three and nine months ended September 30, 2011, we recorded Plantation Operating Costs from the operations of the farms of $125,076 and $251,447, as compared with $30,986 and $480,424 in the same period in 2010.  Even though operations have expanded, the decrease is related to better farm efficiency and more cost being deferred into the long term asset “Deferred Growing Cost”.  As costs related to the cultivation of the trees increase and are capitalized until the trees are mature, the Plantation Operating Costs may continue to decrease.

Other Income/Expense. The principal component of Other Income/Expense for the current period is accrued mortgage interest.  Interest expense for the three and nine months ended September 30, 2011, was $142,140 and $406,208, compared to $164,702 and $362,367 for the three and nine ended September 30, 2010, respectively.  As of September 30, 2011, we owned 8,850 acres of land in Mexico that is subject to interest bearing mortgages.  Because we purchased additional land late in the first quarter of 2010, we did not pay interest on the additional mortgages during the entire first quarter of 2010.

Income (Loss) from Discontinued Operations.  During the three and nine months ended September 30, 2011, we recognized a gain from discontinued operations of $22,468 and a loss for the nine month period of $9,746, compared to a loss from discontinued operations of $39,778 and a gain of $21,095 for the comparable period in 2010. The income or loss from discontinued operations for the three and nine months ended September 30, 2011 and 2010 principally relates to foreign currency exchange rate gains or losses on liabilities associated with our former bio-pharmaceutical business, which are denominated in euros.

Net loss attributable to the non-controlling interest.  Effective April 23, 2008, we entered into a limited liability company agreement to form GCE Mexico I, LLC, a Delaware limited liability company (“GCE Mexico”), with six investors (collectively, the “Investors”).  GCE Mexico I acquired the two Mexican farms through two Mexico subsidiaries, referred to as Asideros 1 and Asideros 2.  Under GCE Mexico I, LLC’s operating agreement, the net loss allocated from Asideros 1 and Asideros 2 to GCE Mexico I, LLC is then further allocated to the members of GCE Mexico I, LLC according to the investment balances.  We own 50% of the common membership interests in GCE Mexico I, LLC. Accordingly, since the common membership interest did not make a direct capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest. The net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico I, LLC to the preferred membership interests.

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded net loss of $186,130 and $639,515 for the three and nine months ended September 30, 2011, as compared to a net loss of $282,287 for the three month period and net loss of $581,787 for the same nine-month period in 2010.  The Company incurred a net loss because our general and administrative expenses and our plantation operating costs exceed our revenues.  In addition, we will continue to accrue interest on the mortgages that encumber the Tizimin, Mexico, farms.  Until our farm revenues and advisory fees collectively exceed these expenses, we will continue to operate at a net loss.  Although we anticipate that revenues from both our Jatropha operations and our advisory services will increase, we are unable to forecast if, or when such revenues will exceed our operating expenses.

Liquidity and Capital Resources

As of September 30, 2011, we had $1,743,989 in cash or cash equivalents and had a working capital deficit of $5,747,899, as compared with $1,096,618 in cash and a working capital deficit of $5,034,816 as of December 31, 2010.  However, $508,143 of our cash/cash equivalent balances as of September 30, 2011 represent funds to be used for general corporate purposes, with the remaining balance anticipated to be used in the operations of the Tizimin, Mexico farms owned by that joint venture.    As a result, the GCE Mexico I, LLC funds will not be available to us for our working capital or other purposes, and are not available to us to reduce our indebtedness.  In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of additional securities, additional borrowings, or from an increase in operating revenues.  Outstanding indebtedness at September 30, 2011 totaled $12,092,657.  The existence of the foregoing working capital deficit and liabilities is expected to negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.

To date, we have funded our corporate overhead and other public company costs and expenses from (i) the sale of securities, (ii) monthly payments we receive from our GCE Mexico I, LLC joint venture, and (iii) fees we receive for providing Jatropha related advisory services to third parties.  In July 2011, we received $500,000 from the sale of shares of common stock. In addition, during the nine-month period ended September 30, 2011, we received overhead reimbursements of $204,952 from GCE Mexico I, LLC and advisory fees of $373,588 from third party advisory service clients.  The foregoing cash receipts, together with additional fees and other revenues expected to be received from advisory services provided during the next twelve months are expected to be sufficient to fund our working capital needs for the next twelve months.  We anticipate that we will continue to generate advisory service fees in the near term.  However, we do not have any long-term consulting agreements in place, nor do we have sufficient financial resources to fully fund our business plan (which includes the purchase of our own Jatropha farms and other capital outlays).  Accordingly, no assurance can be given that our expenses will not exceed our current projections or that all projected revenues will be received and, therefore, that we will, in fact, have sufficient financial resources to fund our near-term operations.

Our business plans contemplates that we will significantly expand our Jatropha business and operations (including establishing additional Jatropha farms that are owned and operated by us for our own account in Mexico and other locations).  Although we anticipate that revenues from the Jatropha farms we currently own through our GCE Mexico I, LLC joint venture in Mexico will commence by the end of 2011 and increase significantly thereafter, net cash generated from those operations will first have to be used to repay the capital contributed by our joint venture investors (plus their preferred return), for a combined total of $16,186,022 as of September 30, 2011.  As a result, the improving operations of the Mexico farms will not produce short-term cash for us that we can use for our business plan, for working capital purposes, or for the acquisition of additional Jatropha farms. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms for our own account.  Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures.

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

 Under the Stock Purchase Agreement, as amended, in consideration for the purchase of all of the shares of TAL, (i) promissory notes were issued by TAL to the four former owners as evidence of its indebtedness to them in the aggregate amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009), and (ii) an aggregate of 8,952,757 unregistered shares of our common stock were issued to the four former owners.  The promissory notes matured on July 15, 2011, and we did not repay the loans.  The noteholders have not formally declared a default, nor have they taken any action to foreclose on the land.  Management has requested that the note holders again extend the maturity date of these notes to provide us with sufficient time for the orderly disposition of this asset. Since the TAL promissory notes are secured by a mortgage on the 400-acre farm, our failure to pay these notes upon their maturity could result in the loss of that farm and our investment in the Belizean Jatropha farm.  If we are able to sell the 400-acre land at the expected current fair market value, we anticipate that we will be able to fully repay the loans and realize a return on our investment.

While we have commenced negotiations with various third parties to obtain additional funding from strategic partnerships and for the sale of carbon credits, no assurance can be given that we will be able to enter into any agreements to obtain funding, sell carbon credits or form additional strategic partnerships.   We have submitted an application for funding to the Overseas Private Investment Corporation (“OPIC”), an agency of the United States government that helps U.S. businesses invest overseas, fosters economic development in new and emerging markets, and assists the private sector in managing risks associated with foreign direct investment. The Company is applying to OPIC for up to $19 million of loans to fund the expansion of our existing Jatropha farms in Mexico. We anticipate that a decision will be made regarding the OPIC application by the middle of 2012. However, the Company can make no assurance if the OPIC application will be approved or when, if ever, such funding will be made available.

We presently do not have any available credit, bank financing or other external sources of liquidity.  In the absence of additional outside funding (including from OPIC, proceeds from the sale of our securities or entering into other joint venture relationships), we do not have the ability to expand our business or acquire our own Jatropha farms.  If we issue additional equity or debt securities to fund our future capital needs, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  Should we not be able to increase the amount of revenues we receive from our advisory services and/or raise additional debt or equity funding, we will have to scale back our current and proposed operations or take other actions to preserve our on-going operations.

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

Not applicable

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

Foreclosure of Belizean Jatropha Farm.  We currently owe the four former owners or our 400-acre farm in Belize, Central America, loans in the aggregate amount of $516,139 Belize Dollars (US $256,356 based on exchange rates in effect at November 1, 2011), which loans are secured by a lien on the 400-acre farm.  We are currently considering an orderly disposition of this land that will enable us to repay the loans and realize a gain on our investment.  However, the promissory notes matured and were due and payable on July 15, 2011.   We did not repay these loans, and these loans are now in default.  The holders of these notes have not yet declared a formal default and have not taken any action to foreclose.  The holders of the loans have previously voluntarily agreed to extend the maturity date of these loans, and we have again requested that the maturity date of these notes be extended in order to provide us with sufficient time for the orderly sale of the farm land.  No assurance can, however, be given that the maturity date will be extended and that the four owners will not proceed with a foreclosure of their security.  Should the former owners foreclose and sell the land in a foreclosure sale for less than the current market value, or for less than the amount owed to them under their promissory notes, we would lose our equity and our investment in the Belizean Jatropha farm.

Agricultural Risks – General. Agricultural operations generate a large portion of the Company’s revenues. Agriculture operations are subject to a wide variety of risks including product pricing due to variations in supply and demand, weather, disease, input costs and product yield.

The Company’s Agricultural Assets Are Concentrated and the Effects of Adverse Weather Conditions Can Be Magnified. The Company’s agricultural operations are concentrated in the center of the Yucatan peninsula, near Tizimin, Mexico. All of these areas are subject to occasional periods of drought, excess rain, flooding, and possible Hurricanes. Jatropha trees require water in different quantities at different times during the growth cycle. Accordingly, too much or too little water at any given point can adversely impact production. While the Company attempts to mitigate controllable weather risks through water management and variety selection, its ability to do so is limited. The Company’s operations in Mexico are also subject to the risk of hurricanes. Hurricanes have the potential to destroy crops and impact Jatropha production through the loss of fruit and destruction of trees either as a result of high winds or through the spread of windblown disease. Because our agricultural properties are located in relative close proximity to each other, the impact of adverse weather conditions may be magnified in the Company’s results of operations.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three-month period ended September 30, 2011 we effected the following sales of unregistered shares that were not previously reported in a Current Report on Form 8-K.

On July 22, 2011, we sold 10,000,000 shares of common stock to two accredited investors at $.04 per share for net cash proceeds of $400,000.   The sale of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 25, 2011 we sold 2,083,334 shares of common stock to one accredited investor at $.048 per share for net cash proceeds of $100,000.  The sale of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

10.24           Office Lease, dated as of May 24, 2010, between Global Clean Energy Holdings, Inc. and Danari Broadway, LLC

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base
101.DEF	XBRL Taxonomy Extension Definition Link base Document
101.LAB	XBRL Taxonomy Extension Label Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2011	GLOBAL CLEAN ENERGY HOLDINGS, INC. By: /s/ BRUCE K. NELSON Bruce K. Nelson Chief Financial Officer