Form 10-K
period 2011-12-31
Global Clean Energy Holdings, Inc.
filed 2012-03-22
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Securities registered under Section 12(g) of the Act:  Common Stock, $0.001 par value.

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
Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $6,533,256.

The outstanding number of shares of common stock as of March 13, 2012 was 285,062,812.

Documents incorporated by reference:  None

Table of Contents

Form 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including any documents which may be incorporated by reference into this Annual Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans to cultivate, produce and market non-food based feedstock for applications in the biofuels market, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding the timing and size of Jatropha harvests, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any Forward-Looking Statement.  In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements.  Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission.  All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Delaware corporation that was formerly a Utah corporation known as Global Clean Energy Holdings, Inc. and prior to its name change in 2008, was Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes all of this company's U.S. and foreign wholly-owned subsidiaries through which this company conducts certain of its operations.  To the extent applicable, depending on the context of the disclosure, the terms ““we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC a Delaware limited liability company, in which we own 50% of the common membership interests.

Global Clean Energy Holdings, Inc. is not related to, or affiliated in any manner with “Global Clean Energy, Inc.”  Readers are cautioned to confirm the entity that they are evaluating or in which they are making an investment before completing any such investment.

PART I

ITEM 1.  BUSINESS.

Overview

Global Clean Energy Holdings, Inc. is a U.S. based multi-national  energy agri-business focused on the development of non-food based bio-fuel feedstocks.  We have full service in-house development and operations capabilities, which we provide to our own Jatropha farms and to third parties.  With international experience and capabilities in eco-friendly bio-fuel feedstock management, cultivation, production and distribution, we believe that we are well suited to scale our existing business.

Since 2007, our focus has been on the commercialization of oil and biomass derived from the seeds of Jatropha curcas (“Jatropha”) - a native non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America.  Jatropha trees generally require less water and fertilizer than many conventional crops, and can be grown on land that is not normally suitable for the production of food.  Jatropha oil is high-quality plant oil used as a direct replacement for fossil fuels, as feedstock for the production of high quality bio-fuels.  The term “bio-fuels” refers to a range of biological based fuels including bio-kerosene (a.k.a bio-jet fuel) bio-diesel, renewable diesel, green diesel, synthetic diesel and biomass, most of which have environmental benefits that are the major driving force for their introduction. Using bio-fuels instead of fossil fuels reduces net emissions of carbon dioxide and other green house gases, which are associated with global climate change.  Jatropha oil can also be used as a chemical feedstock to replace fossil and non-food based products that use edible oils in their manufacturing or production process.  The residual material derived from the oil extraction process is called press cake, which is a high-quality biomass that has been proven and tested as a replacement for a number of fossil based feedstocks, fossil fuels and other high value products such as renewable charcoal, fertilizers, and animal feed.

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

•
Own, operate and manage three Jatropha farms located in Mexico under joint ownership arrangements: The first farm comprises 5,149 acres; the second farm is approximately 5,100 acres, and the third farm is 5,557 acres.  The first two farms have been fully planted, and the first farm is expected to produce significant quantities of Jatropha in 2012.  We anticipate that second farm will begin producing Jatropha seeds in 2012-2013.  We expect to commence developing the third farm after we achieve consistent, significant yields in the first farm.

•
Provide Jatropha farm development and management services to third party owners of Jatropha farms. In 2011 we provided advisory services for proposed Jatropha farms located in Mexico, the Caribbean, Central America, South America and Africa, and we will seek to expand this initiative in the current fiscal year.

•	Provide turnkey Franchise Operations for individuals and/or companies that wish to establish Jatropha farms in suitable geographical areas.

In addition to generating revenues from the sale of non-food based plant oils and biomass, we are seeking to generate and monetize carbon credits from the farms we own and manage.  Under the original 1997

Kyoto Protocol, a worldwide carbon credit trading market was established where regulated entities can purchase credits generated in non-developed countries in order to meet internationally binding CO2 emissions reduction targets. The compliance carbon market remains in a state of considerable uncertainty after the climate summit in Durban, South Africa in 2011 did not produce any binding, long-term emission reduction commitments. In addition to the market established under the Kyoto Protocol, there are other voluntary carbon certification registries that allow emission reducing projects to generate and monetize carbon credits. A voluntary credit, in some instances, can command a premium to the Kyoto (certified) credits. Under the guidance of an industry leading carbon credit development firm, we have commenced the certification process necessary to sell carbon credits. Based on their extensive feasibility study, our project’s ability to successfully generate credits has been confirmed; however, we have not yet registered credits or made any credit sales.

We continue to expand our research and development activities concerned with achieving sustainable, commercial yields of Jatropha seeds, enhancing the plant characteristics, reducing operating costs and improving our production capacity and efficiency.  Specifically, our research activities focus on (i) optimizing genetic development (i.e., the quality of the Jatropha plants), (ii) optimizing agronomic development and plant nutrition (i.e., soil conditions optimal for Jatropha cultivation), and (iii) improving agricultural technologies relating to the care and custody of the Jatropha plant, and the processing of resulting products. We continue our research and development efforts toward the improved commercialization of Jatropha at our research and test facility in Tizimin, Mexico.

Organizational History

This company was originally incorporated under the laws of the State of Utah on November 20, 1991.  Until 2007, the Company was a developmental-stage bio-pharmaceutical company engaged in the research, validation, and development of two drug candidates.  In 2007, the Company decided to change its business and focus its efforts and resources on the emerging alternative energy fuelsmarket.  Accordingly, on September 7, 2007, we acquired certain trade secrets, know-how, business plans and relationships relevant to the cultivation and production of Jatropha.  In 2008 we changed our name to “Global Clean Energy Holdings, Inc.” to reflect our energy agricultural business.  In November 2009, we sold our remaining legacy bio-pharmaceutical assets to Curadis Gmbh (see, “Legacy Bio-pharmaceutical Assets,” below).

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

Developments During 2011

During the fiscal year ended December 31, 2011, we achieved the following milestones in the development of this company:

•	We increased revenues by over 50%;

•	We continued to improve our balance sheet by removing legacy liabilities and improving revenues, we have posted a profit for fiscal year 2011 of $271,000;

•	We acquired an additional 5,557 acres in Mexico, thereby increasing our farm acreage by over 54%;

•
We committed to acquiring a small farm in the Dominican Republic, which we are using as a research farm to test and research the growth of multiple varieties of Jatropha plants in the Dominican Republic;

•	We increased our full time employees by over 30% to 488;

•
We increased our asset base by approximately $5.1 million, an increase of over 46%, while increasing our liabilities by less than 34%. We plan to continue to invest in assets and expand our farming operations;

•	We reduced our general and administrative expenses by more than 21% compared to 2010;

•	We raised an additional $7.9 million in project equity and financing; and

•
We continued to supply test quantities of Jatropha oil to Aeropuertos y Serviceios Auxiliares, the Mexican National Airport authority, to be converted by Honeywell’s UOP division, into bio-jet fuel for commercial jet fuels.  This is part of an international bio-jet initiative.

Business Operations

We are a multi-national energy agri-business with development and operations activities concentrated primarily in the State of Yucatan, Mexico.   We maintain in-house staff for the development, management, cultivation, production and distribution of plant-based feedstock used to offset fossil fuels.  Our business plan and current principal business activities include the planting, cultivation, harvesting and processing of Jatropha to generate seed oils and biomass for use in the bio-fuels industry, including the production of bio-jet, bio-diesel and green diesel as well as alternative feedstocks for fertilizers, animal feed and for green chemicals and other products which can use non-edible oils to replace edible oils.

Our vision and strategy is to grow and expand our farming and processing business to the level where economies of scale and our methods of operations allow us to generate significant profits without the need for subsidies. The processes and procedures we employ to plant and cultivate Jatropha for our business are being continually refined in order to produce “best practices” for Jatropha farm operations. By focusing on improving our Jatropha operations and the technology we apply to our operations, we plan to operate economically sustainable Jatropha farms (i.e. without use of subsidies), which can replace fossil fuels at a production cost below $42 per barrel or $1.00 per gallon.  By continuing to invest in leading-edge genetic, agronomic (soil) and horticulture technology research and development, we expect to develop high-yielding Jatropha trees that deliver renewable energy feedstock into the market at very competitive prices.

Our strategy is to leverage our farming and energy knowledge, experience and capabilities through the following means:

Company Farms.  Previously, we operated farms that are classified as “Company farms” in Belize and in Mexico.  Both were developed as research and test farms, and seed supply farms.  We have since centralized and consolidated these efforts at our larger commercial farms in Mexico, where our field research station is located.  This allows us to centralize our scientific research and make more efficient use of our plant and soil scientists and facilities.  As our commercial farms in Mexico have expanded, it is more economical to perform these functions at our commercial farms and we have the additional benefit of applying our research to our commercial farming practices.  We have, therefore, reclassified our Belizean farm as an investment property and are currently attempting to sell that farm.

Research Farms.  In 2011 we committed to the development and operation of a research farm in the Dominican Republic.  This farm will be used to test and research the growth of multiple varieties of Jatropha in the Dominican Republic for future commercial farm expansion  in the region.

Partnership Farms Owned Via Joint Ventures.  We currently own three farms through joint venture arrangements with third party financing sources.  Our first farm in Mexico is our largest farm with approximately 5,149 acres of land near Tizimin, in the Yucatan peninsula in Mexico.  The second farm, consisting of approximately 5,100 acres, is located adjacent to the first farm.  Both farms have been prepared and planted with over 6.0 million Jatropha trees.  All the necessary roads and other support infrastructure have been developed to support the operations of the first two farms.  The first, and older, farm is expected to produce significant quantities of Jatropha seeds in 2012.  The Jatropha trees in the second farm are expected to gradually mature to become fruit bearing trees commencing in late 2012 and 2013.  Sales from these two farms to date have primarily consisted of seeds for propagation, biomass used in specialty purposes, and oil and biomass for testing by potential customers.

In 2012, we acquired our third farm, consisting of approximately 5,557 acres, at a location that is approximately five  miles from the first two Mexican farms.  For additional information regarding our joint venture operations, see “Jatropha Farming Operations—Tizimin--Mexico Farm,” below.

Jatropha Farm Development and Management Services.  The company currently provides development and management services to unaffiliated companies and individuals who are planning the development and implementation of Jatropha farms.  These services are provided on a fee-for-service basis and generally begin with feasibility studies, and are often followed by management contracts that provide us with the ability to develop and operate these farms on a go-forward basis.  During the past two fiscal years, we have provided such advisory and management services for new Jatropha farm operations based in Mexico, the Dominican Republic, South America, Africa, and the United States.  Our plan is to increase the level of development and management services that we provide as a means of generating near-term revenue and profits, and to allow us to fund the continued expansion of our technical services team.

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

We have identified the Jatropha curcas plant as our primary feedstock for producing bio-diesel and other bio-fuels but we continue to research and test other plant species. The Jatropha plant is a perennial tree that produces an inedible fruit with large seeds containing a high percentage of high quality inedible oil.  The entire fruit, including the seeds, has excellent properties necessary for the production of bio-fuels or as a direct replacement for fossil fuels.  Our plan is to utilize the entire fruit of the Jatropha plant for bio-fuel production, including the oils produced from the fruit, and the seed cake (press cake).  We will utilize the fruit (hull) as a fertilizer for our trees to reduce our fertilizer costs.

We have identified strategic locations in North America, the Caribbean, Central America and South America ideally suited to our Jatropha planting, cultivation, harvesting and processing activities.  These locations have been selected for a number of key strategic reasons, including proximity to large ports for logistics purposes, relatively stable democratic governments, favorable trade agreements with the United States, low-cost land, reasonably priced labor, favorable weather conditions and acceptable soil conditions. We presently maintain farm properties in the Yucatan peninsula, Mexico, on which we have commenced planting Jatropha and where we conduct research and development activities focusing on plant genetics, soil sciences, plant breeding and other related activities. We also use these facilities for research that is conducted in collaboration with The Center for Sustainable Energy Farming (www.CfSEF.org ). We continue to sponsor and support the research to identify and develop improved Jatropha varieties, as well as to establish ideal growing conditions, in order to maximize our output of Jatropha fruit, seed oil and biomass while reducing inputs and maximizing resistance to pests and diseases. We also have executed collaboration agreements with a number of developers and researchers around the world and are in process with a number of joint research programs to test various “elite” varieties for their applicability in the Latin American market.

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

Our board, management, employees, partners, technical advisors and consultants are senior energy, agricultural and business professionals who possess extensive experience in the energy and alternative fuels market, the production of bio-fuels, in the renewable energy sector in general, in agriculture and in general business.  Accordingly, we have the resident expertise to provide development and management services to other companies regarding their bio-fuels and/or feedstock development operations, on a fee for services basis.  As described below, we currently provide such bio-fuel consulting services in locations that are not directly competitive to our existing or planned sites.

Jatropha Farming Operations

Tizimin – Mexico Farm.  On April 23, 2008, we entered into an agreement with six other investors affiliated with two of our largest stock holders to form GCE Mexico I, LLC as  a Delaware limited liability company (“GCE Mexico”).  GCE Mexico was organized to initially acquire 2,000 hectares (approximately 5,149 acres) of land, through subsidiaries, located in Tizimin, in the State of Yucatan in Mexico to be used primarily for the (i) cultivation of Jatropha curcas, (ii) the marketing and sale of the resulting fruit, seeds, or pre-processed crude Jatropha oil, whether as bio-diesel feedstock, biomass or otherwise, and (iii) the sale of carbon value, green fuel value, or renewable energy credit value (and other similar environmental attributes) derived from activities at this Jatropha farm. In March 2010, GCE Mexico acquired approximately  5,100 acres of additional land that is contiguous to our first 5,149-acre farm, and in October 2011, GCE Mexico acquired another 5,557 acres for the development of a third Jatropha farm.  The third proposed Jatropha farm is located approximately five miles from our first two farms.  GCE Mexico acquired each of the Jatropha farms through a Mexican subsidiary in which GCE Mexico owns a 99% interest, and we own a 1% interest.

We own 50% of the issued and outstanding common membership units of GCE Mexico.  The remaining 50% in common membership units were issued to five investors affiliated with two of our largest stockholders. In addition, preferred membership units were issued to two investors affiliated with two of our largest stockholders (the “Preferred Members”).  As of March 16, 2012, the Preferred Members have contributed a total of approximately $20 million to fund the initial investment by, and on-going operating expenses of, GCE Mexico.  It is expected that the Preferred Members will continue to fund the ongoing operation in accordance with the approved annual budgets provided by management.  This funding is expected to continue until the Jatropha farms generate adequate funds to sustain operations.  The Preferred Members are entitled to preferential rights to cash distributions from GCE Mexico, until such time as they have received a specified return on their investment. As of December 31, 2011, the accrued cumulative amount of their preferred return was approximately $2.9 million.

Included in the $20 million above, the two Preferred Members directly funded the purchase by GCE Mexico of the land in the State of Yucatan in Mexico on which the GCE Mexico three farms are located.  The purchase of land for the three farms was funded by mortgage loans, which cumulatively had an initial principal balance of $5,110,189.  Each parcel of land was acquired in the name of one of GCE Mexico’s Mexican subsidiary and is secured by a mortgage in favor of the Preferred Members.  The mortgages bear interest at the rate of 12% per annum, and interest is payable  on a quarterly basis to the extent the borrower has sufficient cash flow. If the borrower does not have sufficient cash to repay the interest on a current basis, then the loan agreement states that the unpaid interest will continue to accrue and will be payable when the borrower determines that it has sufficient cash to make the interest payment. The three mortgages, including any unpaid interest, become due in April, 2018, February 2019, June and October  2021.

GCE Mexico is managed under the supervision of a board of directors comprising four members, two of whom we have appointed, and two of whom were appointed by the Preferred Members.  However, we are the manager of the joint venture, and we manage the day-to-day operations of GCE Mexico and the operations in Mexico.  GCE Mexico reimburses us for the cost of management of the joint venture and the farms, including a portion of our U.S. administrative expenses that are related to those operations.

The following is a summary of certain factors relevant to an understanding of the operations of the three Mexico farms:

•
The first Jatropha trees that we planted on the first farm approximately three years ago are continuing to mature, and we expect to start harvesting commercial quantities of Jatropha fruit in the late spring of 2012.  We commenced selling oil commercially in 2011 and expect additional revenues from the sale of Jatropha seeds/oil as a result of the 2012 harvest.  Jatropha seeds can be harvested twice a year.  Accordingly, as the trees planted during the past several years mature, our harvests of Jatropha seeds will increase future revenues from our Tizimin operations.

•
Although some of our trees produced fruit and seeds in 2011, the initial harvest was lower than previously anticipated primarily due to the extended rainy season and the resulting impact of fungus on the trees planted.

•
Our Tizimin operations are eligible for agricultural and other subsidies provided to certain foreign owned farming operations by the federal government of Mexico.  Through the year ended December 2011, we have received a total of $938,000 of subsidy payments.  These subsidies have been used to defray some of the initial start-up costs that we have incurred in establishing these farms and were recognized as revenues.

•	We operate a commercial sized nursery at our first farm that is used for the germination of new Jatropha seedlings. These seedlings are essential to our ability to plant and cultivate the

•	unplanted portions of our farms and any additional farms that we may acquire and develop in the future.

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

•
Total capital used for start-up expenses and operations, since inception, for the three farms in Mexico (through March 16, 2012) are approximately $20 million (excluding subsidies received from the government of Mexico).  All such funding has to date been provided by the investing partners of the joint venture that indirectly owns three Mexico farms.  In general, these investment partners will have a priority right to receive cash distributions declared by GCE Mexico until the cumulative amount of their investment, plus a preferred return, has been returned to them.

Belize

On July 2, 2009, we purchased Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”).  TAL owns an existing Jatropha farm in subtropical Belize, Central America.  The research functions from this farm have been relocated to our commercial farms in Mexico and the Belize farm currently is inactive, and we are actively pursuing the sale of this asset. The net assets of the Belize farm are classified as held for sale on the consolidated balance sheet.  In connection with the acquisition, we currently owe the former owners approximately U.S. $258,000 ($516,139 Belize Dollars) based on exchange rates in effect at March 1, 2012.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest were due on July 15, 2011 and have been extended to August 16, 2012.

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

Bio-fuels Oil Feedstock

The feedstock oil needed for the production of bio-jet, bio-diesel, renewable diesel and green diesel that is currently available on the market today is primarily supplied from edible plant seed oils including soy, canola (rapeseed) and palm.  There are other types of feedstock utilized including animal fats and recycled cooking grease, but they make up a small portion of the market supply.  Our primary source of bio-fuels feedstock will be from the oil produced from the Jatropha plant.  One advantage of the Jatropha plant is that its oil and meal is inedible, and the cultivation of the plant, which will primarily be for use in the bio-fuels industry, does not compete for resources with other crops grown primarily for food consumption.

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

Carbon Credits

Bio-fuels production and use is a very effective means to reduce both local and global pollution from emissions that cause climate change.  Growing trees and plants that sequester carbon from the atmosphere and burning bio-fuels offset the production of greenhouse gasses which result from the consumption of petroleum or other fossil-based fuels.  Many bio-fuels produce less pollution, including fewer quantities of CO2, NOx, SOx and PM10.  Through the 1997 Kyoto Protocol, itself an update to the United Nations Framework Convention on Climate Change, signatory countries are required to reduce their overall greenhouse gas emissions or carbon footprint. The compliance carbon market, established by the Kyoto Accord, remains in a state of considerable uncertainty after the climate summit in Durban, South Africa in 2011 did not produce any binding, long-term emission reduction commitments. As of September 2011, 191 states have signed and ratified the Kyoto Protocol.  The United States of America is not a signatory to the Kyoto Protocol and Canada, Japan and Russia have recently announced their decision to withdraw their participation or not participate in the second commitment period.  Signatory countries require local industry and other local energy end-users to either reduce their greenhouse gas emissions, or purchase greenhouse gas emission credits (carbon credits).   This requirement has created a worldwide “Carbon Credit Trading Market” where sellers sell their excess carbon credits and buyers purchase the carbon credits they need to meet their greenhouse gas reduction requirements.   The development of agricultural-based energy projects may produce carbon credits through the sequestration (storing) of carbon by the growing of trees and plants, or by the offset of other sequestered carbon.   Selling carbon credits represents potential additional revenue that will help to offset capital requirements for our plantation and other development activities.

In our case, Certified Emission Reductions (CERs) may be generated through Clean Development Mechanism registered projects in non-Annex 1 nations, which include Mexico, the Caribbean, Central and South America.  Our current business plan contemplates the cultivation of multiple 20,000-hectare Jatropha energy farms.  Assuming full maturity of a 20,000-hectare Jatropha farm, we have calculated that we will generate more than 250,000 metric tons of sellable carbon credits annually.  This will come from directly offsetting fossil fuel use.  If we include the potential to use Jatropha trees as a carbon sink, we estimate this will increase the sellable carbon credits to over 350,000 metric tons per year.

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

Oil made from the seeds of the Jatropha plant has also recently been tested and approved by ASTM as an aviation fuel supplement.  A number of airlines, including Air New Zealand, Japan Airlines, Continental Airlines and the US Air Force have successfully tested the bio-jet fuel for commercial use. The ability of Jatropha oil to replace kerosene-based jet fuel is being studied to reduce the aviation world’s dependence on high-pollution crude oil.

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

Competition

Although there are a number of producers of bio-fuels, few are utilizing non-edible oil feedstock for the production of bio-diesel.   The following table lists the companies we have been made aware of that are cultivating Jatropha for the production of bio-diesel.  We do not know the current status of their operations:

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

Note: 1 hectare = 2.47 acres

We believe there is sufficient global demand for alternative non-edible bio-fuel feedstock to allow a number of companies to successfully compete worldwide.  In particular, we note that we are the only U.S.-based public company who is a producer of non-edible oil feedstock for the production of bio-diesel, which gives us a unique competitive advantage over many foreign competitors when competing in the U.S.

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

Employees.

As of December 31, 2011, we had 488 full time employees, contract employees and consultants, of which 478 were employed by our subsidiaries in Mexico.  The number of employees we employ fluctuates depending on our farm operations.  Since our first two farms have now been fully planted, and since we have not yet commenced planting the third farm, we expect that the number of employees we employ in 2012 will decrease slightly.  Neither this company, nor any of our subsidiaries is a party to any collective bargaining agreements.

Legacy Bio-pharmaceutical Assets

On December 22, 2009, we sold all patents, rights, and data associated with our legacy pharmaceutical assets to Curadis GmbH for 350,000 Euros and a revenue sharing arrangement that could pay up to 2,000,000 Euros should such legacy pharmaceutical assets ever be commercialized by the buyer.  In February 2012 Curadis GmbH informed us that it had licensed some of the ancillary patents and rights to an affiliated cosmetics company.  As part of that licensing arrangement, Curadis GmbH paid us an up-front licensing fee of 15,000 Euros, and agreed to pay us a royalty of 4.5% of all net sales of products sold using the licensed technology.  Curadis further agreed that if we do not receive royalty payments, on a cumulative basis, of 300,000 Euros under this cosmetics license by December 31, 2014, the licensed patents will be returned to us.  Curadis has also informed us that it is hopeful that the other, non-cosmetics legacy pharmaceutical assets will be commercialized within the next two to three years.  We will continue to maintain a security interest in such assets until such time as, if ever, we are paid a total of 2,000,000 Euros.

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

Risks Related To Our Business

We have operated at a loss and will likely continue to operate at a loss in 2012 and thereafter.

We have incurred an operating loss since our inception.  We had an accumulated deficit of approximately $26,662,290, and a working capital deficit of approximately $1,726,627as of December 31, 2011.  Although we generated a net profit of $271,136 for the fiscal year then ended, a significant reason for this was the receipt of grants from the Government of Mexico which were recognized as revenues and that we do not know if we will continue to receive past 2012. Further, we were able to write off certain legacy liabilities due.

We are likely to continue to incur losses unless and until we are able to generate significantly more revenues from the sale of Jatropha products, the sale of carbon credits, or from fees generated by providing Jatropha management advisory and consulting services.  Although we anticipate that our revenues from these sources will increase during fiscal 2012 and thereafter, no assurance can be given that these revenues will be sufficient to generate net income in the future.  Losses have had, and will continue to have an adverse effect on our stockholders’ equity and the trading price of our common stock.  Because of the numerous risks and uncertainties associated with our Jatropha operations, we are unable to predict when we may become profitable, if at all. If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.

Our projected revenue sources are tenuous, and no assurance can be given that all anticipated revenues will, in fact, be received.  In addition, our current liabilities still significantly exceed our current assets, and the amount of revenues that we expect to generate in 2012 from our Jatropha-related consulting services and other sources may not be sufficient to fund all of our working capital needs.  At present, the Company does not have sufficient funds on hand to operate past the end of April, 2012. The Company is in discussions with certain of its existing shareholders to increase their equity investment in the Company, and we believe it is likely that the Company will be successful in raising sufficient funds to meet its operating expenses for the remainder of 2012; however no assurances can be given that this will be the case. Currently,  the sole source of cash that we can classify as probable and material are reimbursement payments that we receive from additional capital contributions forecasted to be provided by the Preferred Members of GCE Mexico. These reimbursements are expected to cover approximately 25% of our corporate overhead for the remainder of 2012. Although we do not currently have any consulting agreements in place for 2012, we do expect to receive  management consulting fees for Jatropha management and advisory services from third parties that enter into contracts with us in the future.  Although we anticipate that our Mexico farms will, in 2012, commence generating significant greater amount of revenues, all proceeds received from those harvests are expected to be used to operate the Mexico farms and, other than management fee reimbursements that we receive, none of those revenues will be available to defray our corporate overhead expenses or pay any of our on-going costs of operations.  If funds we receive from these sources are not sufficient to fund our operating needs, we will have to raise funds from other sources, such as the sale of securities, strategic partnerships, or governmental grants or loans.  No assurance can be given that we will be able to obtain such funding, if needed.  In the event that we are unable to raise additional capital, or the revenues we generate are not sufficient to fund out operating expenses, we may have to reduce and restructure our operations.

We may need significant additional capital in order to fund our expansion and the implementation of our business plan, which we may be unable to obtain.  If we do not receive additional funding, we may not be able to achieve our business plan of further developing our bio-fuels business and we may even be forced to reduce our future operations.

In addition to generating funds to cover our operating expenses, we will need a significant amount of additional funding in order to acquire and operate additional Jatropha farms and to otherwise implementour bio-fuels operations in accordance with our business plan.  Our capital requirements for expanding our operations will be significant, and we do not currently have any of the funds that we expect to need for these purposes.  Accordingly, we will need to obtain a significant amount of additional capital to continue to fund our operating expenses and to expand our Jatropha business.  To date, we have acquired approximately 15,000-acres of Jatropha farms that we own in Mexico through a joint venture with our financing partners.  In 2010 and 2011, we received loans of $742,652 and $2,657,437from our joint venture partners to acquire an approximately 10,657 acres of additional Jatropha farm land in Mexico.  Pursuant to the terms of the Limited Liability Company Agreement for GCE Mexico,  available cash will first be allocated to the Preferred Members to repay the mortgages and to repay capital contributions plus the preferred return. Only after these obligations have been satisfied will the Company expect to receive cash distributions from the existing farms. Although the Company might be able to expand upon our existing financial relationship with our partners in GCE Mexico,  no assurance can be given that we will be able to obtain additional funding from our joint venture investors in the future.  We do not have commitments from any third parties to provide us with additional funds to finance the acquisition, development and operation of the Jatropha farms that represent the foundation of our business plan.  Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Historically, we have raised capital through the issuance of debt and equity securities.  However, given the risks associated with a relatively new and untested bio-fuels business, the risks associated with our common stock (as discussed below), on-going effects of the worldwide financial crisis that has severely affected the capital markets, and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to develop our Jatropha bio-fuels business. Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders. The amount of this dilution may be substantial if the trading price of our common stock is low at the time of any financing from its current levels. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would result in a total loss to all of our shareholders.

We have limited operating history in the feedstock and bio-diesel industries, which makes it difficult to evaluate our financial position and our business plan.

We commenced our current feedstock and biofuels operations in 2007.  Since then, we have focused our efforts on developing our Jatropha business, including, among other things, acquiring our Jatropha farms through a joint venture, and cultivating Jatropha plants for the subsequent production and sale of Jatropha seeds, oil and biomass.  Because our operations thus far have concentrated on growing our Jatropha business, and because the Jatropha trees on our farms are only now expected to start producing commercial quantities of Jatropha fruit, we have had limited sales of Jatropha seeds, oil and by-products to date.  Thus, we have little operating history as a feedstock/biofuels company on which a decision to invest in our company can be based.  The future of our company currently is dependent upon our ability to successfully harvest, market and sell the Jatropha products that we expect will be generated during fiscal 2012 and thereafter, and to otherwise implement our business plan in the Jatropha business.  While we believe that our business plan, if implemented as conceived, will make our company successful in the long term, we have limited operating history against which we can test our plans and assumptions, and therefore cannot evaluate the likelihood of success.

Our Jatropha operations are subject to all of the risks normally associated with large farming operations, including risks related to the weather.

Through our GCE Mexico I, LLC joint venture, we currently own approximately 15,800 acres of farm land in the Yucatan peninsula, Mexico, which land is dedicated to the production of Jatropha bio-fuel and other related products.  Of those 15,800 acres, 8,247acres have been planted and contain Jatropha trees.  The cultivation, planting, maintenance and harvesting of Jatropha trees is subject to all of the risks normally associated with the operation of large farms, including risks related to the weather, soil conditions, pests, insects, plant diseases, and plant selection and breeding.  For example, our Mexico farms did not previously produce a significant harvest of Jatropha fruit because of the heavy rains and extended rainy season.  No assurance can be given that the weather or other conditions will not adversely affect future harvests of Jatropha fruit at our Mexico farms.

Because our interest in cash distributions from our Mexico joint venture is subordinated to the return of our investors’ investments and a 12% compounded annual return, we do not expect to receive any cash from our Mexico Jatropha farms for a number of years.

The Jatropha trees we planted in 2008 in the first of our Mexico Jatropha farms are now beginning to produce fruit, and, as a result, we anticipate that in 2012 our Mexico farms will generate revenues.  However,  under our GCE Mexico I, LLC operating agreement, revenues from the Jatropha crop are first applied to our farm operating expenses, and then any excess cash flow is  applied towards the repayment of the mortgages and repayment of the Preferred Members’investment in these farms, including a cumulative 12% per annum preferred return.  As of December 31, 2011, the total preferred returnwas approximately $2.9 million, and the total capital contributed by the Preferred Members on which this preferred 12% return is calculated (excluding the $2.9 million accumulated preferred and outstanding return) is $13,940,268.   We currently do not anticipate that the Mexico farms we jointly own through GCE Mexico I, LLC will generate sufficient cash to repay this amount for at least several years. Accordingly, other than management fees that GCE Mexico I, LLC is required to pay us, we do not expect to receive any cash distributions from our majority ownership interest in this entity for several years. No assurance can be given that our investment in GCE Mexico I, LLC will ever generate sufficient revenues to repay our joint venture investors and return capital to this company.

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

For example, Mexico is a developing country that has experienced a range of political, social and economic difficulties over the last decade.  Our operations could be affected in varying degrees by political instability, social unrest and changes in government regulation relating to foreign investment, the biofuels industry, and the import and export of goods and services.  Our operations may also be affected in varying degrees by possible terrorism, military conflict, crime, fluctuations in currency rates and high inflation.

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

Our future profitability is mainly dependent on the production output from our agricultural operations.  There are many factors that can effect growth and fruit production of the Jatropha plant, including weather, nutrients, pests and other natural enemies of the plant.  Many of these are outside of our direct control and could be devastating to our operations.  All of our agricultural operations are concentrated in the center of the Yucatan peninsula, near Tizimin, Mexico, an area that is subject to occasional periods of drought, excess rain, flooding, and possible Hurricanes.  Jatropha trees require water in different quantities at different times during the growth cycle.  Accordingly, too much or too little water at any given point can adversely impact production. While we attempt to mitigate controllable weather risks through water management and variety selection, our ability to do so is limited.  Our operations in Mexico are also subject to the risk of hurricanes.  Hurricanes have the potential to destroy crops and impact Jatropha production through the loss of fruit and destruction of trees either as a result of high winds or through the spread of wind blown disease.  Because our agricultural properties are located in relative close proximity to each other, the impact of adverse weather conditions may be magnified in our results of operations.

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

As of March 16, 2012, our directors and executive officers beneficially owned approximately 25.5%of our outstanding common stock.  These shareholders, if they act together, may be able to direct the outcome of matters requiring approval of the shareholders, including the election of our directors and other corporate actions such as:

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.   PROPERTIES.

Executive Offices.  Currently, we operate out of offices located at 100 W. Broadway, Suite 650, Long Beach California 90802.  Our leased offices consist of approximately 2,000 square feet and are leased at a monthly rate of $1.70 sq. ft. per month.  The term of the lease expires on August 31, 2012.

Farm properties.  As of March 16, 2012, we own the following three Jatropha farms through our GCE Mexico I, LLC joint venture:

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

2.           In March 2010 and June 2011, we purchased approximately 5,100, acres of additional land that is contiguous to our first farm.  We substantially completed planting on all of the planned farmland in the 4th quarter of 2011.  We financed the purchase of this farm through a mortgage loan in the amount of $963,382.  That loans bear interest at a rate of 12% per annum.

3.           In October 2011, we purchased approximately 5,557 acres of additional land for the development of a third Jatropha farm.  This land is located in the same region, approximately five  miles from our other two farms. We expected to commence preparing the land for planting in the third or fourth quarter of 2012, with planting to commence by the end of 2012. We financed the purchase of this farm through a mortgage loan in the amount of $ 2,095,525. That loan bears interest at a rate of 12% per annum.

ITEM 3.   LEGAL PROCEEDINGS.

On April 12, 2010, Mobius Risk Group, LLC (“Mobius”) filed a complaint against us in the United States District Court Southern District of Texas Houston Division, alleging that we breached that certain Services Agreement, dated April 30, 2007, we entered into with Mobius.  Under the Services Agreement, Mobius was required to provide professional services in connection with growing, producing, manufacturing, and selling seed oils.  As permitted by the Services Agreement, we terminated the Services Agreement on July 11, 2008.  In its complaint, Mobius has alleged that we failed to pay Mobius a total of $551,178.  We have disputed the Mobius claim, and have asserted a counter claim against Mobius for direct damages sustained by us from the lack of performance of Mobius under the terms of the Service Agreement.  Furthermore, we have also filed a counterclaim for breach of fiduciary duty against Eric Melvin, the CEO of Mobius and a former member of our Board of Directors, for conduct arising from his prior position as a director of this company. We currently have two motions pending with the court to dismiss Mobius’ suit and to find in our favor for our counterclaim.

On July 13, 2010, Dee Burgess, a former consultant of Medical Discoveries, Inc. (the name of our company until changed in connection with our new Jatropha business), filed a complaint against the Company in the Third Judicial District Court, State of Utah. The complaint alleges that Ms. Burgess is owed $80,000 for services allegedly provided to the Company in 2004, 2005, and 2006.  That complaint was voluntarily dismissed without it ever being served.  A new complaint was filed on June 28, 2011 and was dismissed by the court for failure to state a claim upon which relief could be granted.  The complaint was then amended and re-filed. We have filed a motion for dismissal on the same grounds, which is pending in the court.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable.

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

Fiscal Year Ended December 31, 2011	High Bid	Low Bid
First Quarter	$.034	$.018
Second Quarter	$.050	$.020
Third Quarter	$.050	$.036
Fourth Quarter	$.042	$.020

Fiscal Year Ended December 31, 2010	High Bid	Low Bid
First Quarter	$.020	$.010
Second Quarter	$.140	$.010
Third Quarter	$.050	$.030
Fourth Quarter	$.040	$.030

Shareholders

As of March 16, 2012, there were approximately 1,500 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
1993 Incentive Plan (1)	1,933,000	$0.17	--
2002 Stock Incentive Plan	18,500,000	$0.04	1,500,000
2010 Equity Incentive Plan	19,750,000	$0.025	250,000
Equity compensation plans not approved by security holders
Options	3,350,000	0.021
Warrants	55,784,145	$0.016

Total ___________________	99,317,145		1,750,000
(1) The 1993 Incentive Plan has expired and no additional options or awards can be granted under this plan.

Recent Issuances Of Unregistered Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2011 that were not previously reported in a Current Report on Form 8-K.

Repurchase of Shares

We did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

During the past three  years, we have focused our efforts on acquiring, improving, and planting Jatropha farms (which are located in Mexico).  To date, most of the Jatropha trees that we planted in our new farms have not been mature enough to bear significant amount of Jatropha fruit from which we could produce commercial quantities of Jatropha oil.  The first trees that we planted are now, however, maturing to the point that we anticipate being able to harvest substantial quantities of fruit in 2012.  As a result, we anticipate that our farms will commence generating increased revenues in 2012.  We recently finished planting Jatropha trees on our second farm, and therefore anticipate that those trees will likewise start bearing fruit in 2013.  We have also recently purchased a third farm, and we expect to start cultivating and planting Jatropha trees on this third farm later in 2012.  As these newly planted trees mature they will bear fruit from which we can produce Jatropha oil.  With the additional productive trees, revenues from our farm are expected to significantly increase in the future.

Our Mexico farm operations are managed by us through our wholly owned Mexican subsidiary, Global Energias Renovables, and the farm labor is employed through GCE Mexico I, LLC (“GCE Mexico”) , our majority-controlled subsidiary.  GCE Mexico obtains its funding from on-going equity contributions of the unaffiliated investors of that entity.  Revenues generated, and expected to be generated, by the operations of GCE Mexico’s three farms will be used by that entity, and profits, if any, will be distributed to all owners of GCE Mexico (including this company).

We currently receive monthly payments from GCE Mexico to reimburse us for our expenses (including an allocation for overhead expenses) related to the management of the Mexico operations.  In addition to the reimbursements we receive for managing GCE Mexico and the three Mexico farms, this company (Global Clean Energy Holdings, Inc.) generates revenues from fees received for providing advisory and consulting services to third parties regarding Jatropha farms and the uses of Jatropha bio-diesel.  Other than subsidies received from the Government of Mexico, these management/advisory service fees and the reimbursement payments from GCE Mexico I, LLC have been our principal sources of cash flow.

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

Agricultural Producer. All costs incurred including the actual planting of the Jatropha trees are capitalized as plantation development costs, and are included in “Property and Equipment” on the balance sheet. Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with accounting standards for Agricultural Producers and Agricultural Cooperatives. The direct costs associated with each farm and the production of the Jatropha revenue streams have been deferred and accumulated as a noncurrent asset and are included in “Deferred Growing Costs” on the balance sheet. Other general costs without expected future benefits are expensed when incurred.

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in this Annual Report.  However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Results Of Operations

Revenues.  During the years ended December 31, 2011, (‘fiscal 2011”) and December 31, 2010 (“fiscal 2010”) , we recognized revenues of $1,277,385 and $848,808, respectively.  The revenues that we generated in 2011, and 2010 primarily represent government subsidies received and fees earned for Jatropha related advisory services we rendered to third parties. To a lesser extent, revenues also include sales of Jatropha seeds and other products (waste wood, Jatropha seed husks, etc.) from our Mexico farms.  Since we acquired our first Jatropha farm in 2008, we have been engaged in cultivating the farms and planting Jatropha trees.  The Jatropha trees in our first farm are expected to produce the first significant size harvest later in 2012.  The harvest from our first farm is expected to increase each year until maturity is achieved.  Planting in the second Jatropha farm was substantially completed at the end of 2011, and the trees on that farm are expected to produce their first significant harvest at the end of 2014, while reaching maturity in 2017.

The increase in revenues in fiscal 2011 compared to fiscal 2010 is the result of an increase in subsidy payments received from the Mexican government, an increase in Jatropha farm advisory fees received from third parties,  and, to a lesser extent, from an increase in revenues generated from the sale of our Jatropha farm products.  Our goal in 2012 is to substantially increase the revenues derived from the operations of our farms (particularly from the anticipated Jatropha harvest in our first farm) and to continue to generate fees from advisory services that we render to third parties.

General And Administrative Expenses.  Our general and administrative expenses for fiscal 2011, and fiscal 2010 were $2,087,447 and $2,659,588, respectively.  General and administrative expenses principally consist of officer compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).   The decrease is significantly related to a decrease in officer compensation.

Plantation and Operating Costs.  We recorded plantation and operating costs of $454,947 and $389,738 for fiscal 2011 and fiscal2010, respectively.  Materially, all costs incurred, on the farms, are related to cultivation and harvesting.  These costs were deferred into the long-term asset, “Deferred Growing Cost”.

Other Income/Expense. The principal component of Other Income/Expense for fiscal 2011 was the $1,024,076 gain that we recognized from the settlement of liabilities.  Gain on settlement of liabilities represents gains we realized by discharging historic liabilities (most of which were incurred while this company operated as a developmental-stage bio-pharmaceutical company) at less than the accrued amount of such liabilities.  There was a gain of $601,114 on the settlement of liabilities in fiscal 2010.

In fiscal 2011, we incurred $608,068 of interest expense, compared to interest expense of $489,039  in fiscal 2010. This increase in interest expense is primarily due to the increase in debt associated with the acquisition of additional land for our farm operations in Tizimin, Mexico.  We currently own approximately 15,800 acres of land in Mexico that is subject to interest bearing mortgages, compared to approximately 8,849 acres of such land owned in 2010.

Income from Discontinued Operations.  During the fourth quarter of fiscal 2009, we sold the SaveCream legacy assets related to our former, discontinued bio-pharmaceutical business.  During the fiscal 2011, we recognized a loss of $574 from these discontinued operations, compared to $31,266 of income we recognized in fiscal 2010. The income from discontinued operations in fiscal 2010 was the result of foreign currency exchange rate gains on remaining liabilities associated with our former bio-pharmaceutical business, which are denominated in euros.

Net loss attributable to the non-controlling interest.  Our Mexico farm operations are owned through GCE Mexico I, LLC, a Delaware limited liability company (“GCE Mexico”).  We own 50% of the common membership interests of GCE Mexico and five investors own the other 50% of the common membership interests.  The proceeds from the sale of the preferred membership units, and from subsequent capital contributions, have been used to fund the operations of Asideros Globales Corporativo 1 (“Asideros 1”) and Asideros Globales Corporativo 2 (“Asideros 2”), each of which have acquired land in Mexico that, collectively, constitute our first two Jatropha farms.  Asideros Globales Corporativo 3 (“Asideros 3”) acquired our third farm in October 2011, but had no impact on the results of our operations.  We own 1% of Asideros 1, Asideros 2 and Asideros 3, and the balance is owned by GCE Mexico.  Accordingly, we own 50.5% of Asideros 1, Asideros 2 and Asideros 3 either directly or through our common membership interest in GCE Mexico.  As such, our consolidated financial statements include the accounts of the Asideros farm entities.  Under GCE Mexico’s LLC Agreement, losses are  are allocated to the members who have contributed capital and who have positive capital account balances..  Accordingly, since the common membership interest did not make a capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest.  The net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico to the preferred membership interests.

Net income/loss attributable to Global Clean Energy Holdings, Inc.  In fiscal 2011, we incurred a loss from operations of $1,265,009, compared to a loss from operations of $2,200,518 in the prior fiscal year.  The decrease in the loss from operations was due in part to the $428,577 increase in revenues and the $572,141 decrease in general and administrative expenses.  However, in fiscal 2011, we realized net income attributable to Global Clean Energy Holdings, Inc. of $271,136 because of the $1,024,076 gain from the settlement of liabilities.  Our net loss attributable to Global Clean Energy Holdings, Inc. in fiscal 2010 was $625,287.  In fiscal 2010, we realized $601,114 of gains from the settlement of liabilities, which reduced the amount of the losses.

Liquidity and Capital Resources

As of December 31, 2011, we had $677,000 in cash and a working capital deficit of $1,726,627, as compared with $1,097,000 in cash and a working capital deficit of $2,427,000 at December 31, 2010.  The working capital deficit reported in the Annual Report for fiscal 2010 was $5,035,000.  In fiscal 2010, we treated both (i) the $1,154,943 of accrued interest on our long term notes payable and (ii) the accrued return on non-controlling interest of  $1,452,744  as current liabilities.  Since the investors have agreed not to receive payment on the accrued interest until GCE Mexico has sufficient cash flow, and since the accrued Preferred Return will not be payable within twelve months , we have reclassified these amounts as long term liabilities.

Of the cash and cash equivalent balances as of December 31, 2011, $255,163 represent funds to be used for general corporate purposes, with the remaining balance anticipated to be used in the operations of the Tizimin, Mexico farms owned by that joint venture.  As a result, the GCE Mexico I, LLC funds will not be available to us for our working capital or other purposes, and are not available to us to repay indebtedness.

Based on the funds we have available, and on the proceeds we expect to receive during this year from our operations, we do not believe that we have sufficient funds to pay all of our 2012 projected administrative and other operating expenses.  We also do not have sufficient cash to repay all of our current liabilities should we be required to do so, nor do we have any funds available to make any capital investments.

Our cash requirements consist of cash required to fund (i) the corporate overhead and operating expenses of Global Clean Energy Holdings, Inc., and (ii) our operations at our three farms in Mexico.  Our liquidity needs for each of these categories is described below:

Global Clean Energy Holdings, Inc.  Since our inception, we have financed our working capital needs primarily (i) through private sales of equity and debt financing, and (ii) from fees that we have generated by providing consulting and advisory fees to third parties related to Jatropha farm operations and the uses of Jatropha as a biofuel. In July 2011, we raised $500,000 from the sale of common stock which was used for working capital purposes.   Part of our corporate overhead (the functions related to our operations in Mexico) has been funded through reimbursement payments we receive from GCE Mexico I, LLC (“GCE Mexico”).  During the 2011, we received overhead reimbursements of $307,428 from GCE Mexico. We anticipate that the amount of reimbursement payments we will receive from GCE Mexico will increase as a result of the increase in our farm size and activities.  Also, in fiscal 2011 we earned advisory fees of $260,495 from third party advisory service clients.  However, while we anticipate that we will continue to generate advisory service fees in the near term, we do not have any long-term consulting agreements.  Accordingly, the amount of advisory fees that we may receive in 2012 is uncertain and is not expected to be sufficient to fund our working capital needs.  We also expect to receive royalty payments from the legacy pharmaceutical assets we sold in 2009 to Curadis GmbH.  In February 2012, Curadis GmbH informed us that it has licensed certain of the technologies that we sold to it, and, as a result that we will be receiving a royalty of 4.5% of all net sales of products sold using the licensed technology.  We received our first payment $19,653 from Curadis under this new licensing arrangement in March 2012. The foregoing revenues that we anticipate receiving during the next twelve months are not, however, expected to be sufficient to fund our projected working capital needs for the next twelve months.  Accordingly, we anticipate that we will have to obtain additional equity financing in 2012 to fund our anticipated working capital deficit.

As of March 19, 2012, we have not consummated any portion of our targeted equity raise for 2012, and we have not identified the sources for all of the required equity. Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing.  The volume and frequency of such trading has been limited to date.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing securityholders.  The amount of this dilution may be substantial based on the trading price of our common stock.  If we do not raise additional funds, we may be required to reduce or otherwise restructure our operations.

In 2009, we purchased all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), from its four shareholders.  TAL, now our wholly-owned subsidiary, owns a 400-acre farm in subtropical Belize, Central America, which was used for Jatropha farming purposes.  We paid part of the purchase price of TAL by issuing four promissory notes to the four former owners.  These notes are secured by a lien on the 400-acre farm and have an aggregate initial principal balance of $516,139 Belize Dollars (approximately U.S. $258,000 based on exchange rates in effect at March 13, 2012).  The maturity on the notes have been extended until August 16, 2012.  We have determined that the operation of the Belizean farm is not economical given its small size and remote location and was not an efficient use of corporate capital.   Therefore, we have ceased operations at that farm and have relocated its research and farm assets to our Mexico farms.  We have reclassified the Belizean farm as an investment property and are currently attempting to sell the property.  If the land is sold, the net proceeds are expected to be sufficient to repay the outstanding four secured notes and to provide us with additional proceeds.  The excess of the net sales proceeds, if the property is sold, will be used for our working capital purposes.

GCE Mexico I, LLC.  Our business plan calls for us to acquire, develop and operate large Jatropha farms for the purpose of harvesting Jatropha oil for use as a bio-fuel.  The cost of acquiring and developing these farms significantly exceeds our current funding capabilities.  Accordingly, we have funded the acquisition of the three Mexico Jatropha farms through the GCE Mexico joint venture. We currently own 50% of the issued and outstanding common membership units of GCE Mexico. The remaining 50% in common membership units were issued to five investors affiliated with two of our largest stockholders. In addition, preferred membership units were issued to two affiliates of our two largest stockholders. As of March 16, 2012, the unaffiliated members of GCE Mexico have contributed a total of $20million to GCE Mexico since the formation of that entity. Distributions of available cash from GCE Mexico will first be used to return the foregoing capital contributions and financing, plus an annual 12% preferred return on the contributed capital(excluding the notes payable of $5.1 million), and are then expected to be distributed 50% to this company, and 50% to the investors. Because the three Jatropha farms owned through GCE Mexico are new farms (only one of which is expected to generate significant revenues in 2012), we do not project that cash distributions will be made to Global Clean Energy Holdings, Inc. for several years.

The operations of the farms owned through GCE Mexico have, to date, been funded (i) primarily by the foregoing capital contributions made by the third party investors in GCE Mexico and, (ii) to a lesser extent, by government subsidies and by revenues generated by that entity (the farms have generated some revenues from the sale of biomass and oil).  The first of the three farms owned through GCE Mexico is expected to commence generating revenues from the commercial sale of Jatropha oil during 2012 (mostly in the fall of 2012).  Because the GCE Mexico operations are new and the 2012 harvests will be the first commercial harvest, we are unable to estimate the amount of revenues that GCE Mexico may generate from its operations.  However, the revenues from the first farm will not be sufficient to pay the operating costs of GCE Mexico in 2012.  We have submitted a budget to the third party investors of GCE Mexico for the 2012 operating expenses of GCE Mexico, and the principal investors of GCE Mexico have acknowledged their intent to contribute sufficient additional funds to pay the budgeted cash requirements during 2012.  Based on these assurances, we anticipate that we will have sufficient funds to operate our Mexico farms in 2012.  No assurance can, however, be given that the costs of operating the Mexico farms will not exceed our budget or that our investors will, in fact, fund the budgeted amounts.

In fiscal 2012, we purchased approximately 5,557 acres of additional farmland in Mexico through GCE Mexico.  The purchase of that land was financed through a $2,095,525 mortgage loan.  As a result, the purchase of the land did not negatively impact our current liquidity.  We anticipate that we may make additional land purchases in Mexico through the GCE Mexico joint venture.

Other Liquidity Needs.  Our business plan also calls us to purchase our own Jatropha farms (in Mexico, or elsewhere).  Any such additional farms will require a significant infusion of additional capital.  Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms solely for our own account.  In order to purchase Jatropha farms for our own account, or to acquire or build facilities to process our own Jatropha oil, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities.  No assurance can be given that we will be able to obtain sufficient capital from these sources.  The trading price of our common stock and the downturn in the equity and debt markets are expected to make it more difficult to obtain financing through the issuance of equity or debt securities.  The sale of additional equity or debt securities may result in further dilution to our existing stockholders, and new equity securities that we may issue may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will not be able to complete our business plan and expand our operations as planned.

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

In connection with the preparation of this Annual Report, our Certifying Officers evaluated the effectiveness of management’s disclosure controls and procedures, as of December 31, 2011, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  Based on that evaluation, the Certifying Officers concluded that management’s disclosure controls and procedures were effective as of December 31, 2011.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on that evaluation, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
David R. Walker (1)	67	Chairman of the Board
Richard Palmer	51	President, Chief Executive Officer and Director
Gregory S. Cardenas	51	Executive Vice President, Chief Financial Officer and Secretary
Martin Wenzel(1)	53	Director

___________________________
(1)	Member of our Audit Committee

Business Experience and Directorships

The following describes the backgrounds of current executive officers and directors.  Our Board of Directors has determined that Mr. Walker and Mr. Wenzel . Bernstein are independent directors as defined in the Nasdaq rules governing members of boards of directors.

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

Gregory S. Cardenas

Gregory S. Cardenas was appointed as our new Executive Vice President and Chief Financial Officer in November 2012.  Mr. Cardenas has over 25 years experience in finance and  development, and has successfully arranged over $8 billion in project financings for leading U.S. project developers involved in power generation, natural gas transportation, storage and electrical distribution in the United States and in emerging markets.  Mr. Cardenas is a California CPA and holds a Masters of Business Taxation and a Masters of Business Administration from Golden Gate University.

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

Based solely on information provided to us by our officers and our review of copies of reporting forms received by us, we believe that during fiscal year ended December 31, 2011, our current officers and directors complied with the filing requirements under Section 16(a).

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

The Audit Committee meets periodically with management and with our independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements.  The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures.  The Audit Committee is also authorized to review related party transactions for potential conflicts of interest.  During the fiscal year ended December 31, 2011, Dave Walker and Martin Wenzel constituted all of the members of the Audit Committee.  Both Mr. Walker and Mr. Wenzel were non-employee directors and independent as defined under the Nasdaq Stock Market’s listing standards.  As Mr. Walker has significant knowledge of financial matters, the Board has designated Mr. Walker as the “audit committee financial expert” of the Audit Committee.  The Audit Committee met four times during fiscal 2011 in connection with this Annual Report and our Quarterly Reports on Form 10-QSB.  The Audit Committee operates under a formal charter that governs its duties and conduct.

ITEM 11.   EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2010 and 2011 of all persons who served as our principal executive officer and principal financial officer during the fiscal year ended December 31, 2011.  No other executive officers earned annual compensation during the fiscal year ended December 31, 2011 that exceeded $100,000.  The principal executive officer and the other named officers are collectively referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)	Bonus Paid or Accrued ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Richard Palmer	2011	250,000	0	0	0	22,800	272,800
	2010	250,000	250,000	0	0	23,400	523,200
Gregory Cardenas(2)	2011	23,700					23,700
Bruce Nelson(1)	2011	149,573	0	0	0	10,000	159,573
	2010	175,000	175,000	0	0	12,000	362,000
 ________________________
(1)           Bruce Nelson resigned as our Chief Financial Officer on November 15, 2011.  Accordingly, all information set forth herein represents compensation he received through that date.
(2)           Gregory Cardenas was appointed as our Chief Financial Officer on November 16, 2011.  The information set forth in the above table represents compensation paid to Mr. Cardenas during the period between November 16, 2011 and December 31, 2011.

Stock Option Grant

The following table sets forth information as of December 31, 2011, concerning unexercised options, unvested stock and equity incentive plan awards for the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Palmer	6,000,000			0.03	8/20/2012
	6,000,000			0.03	8/20/2012
		6,000,000		0.02	3/16/2020
		6,000,000		0.02	3/16/2020

Gregory Cardenas	500,000	1,500,000 3,000,000		0.037 0.037 0.037	11/14/2021 11/14/2021 11/14/2014
Bruce Nelson	500,000			0.05	3/20/2018
	500,000			0.05	3/20/2018
	500,000			0.05	3/20/2018
	500,000			0.05	3/20/2018
	1,250,000			0.05	3/20/2013
	1,250,000			0.05	3/20/2013

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during fiscal 2011 for their services rendered as directors.  The compensation of Richard Palmer, who serves as a director and as our President and Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2011

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David R. Walker	24,000		14,500				38,500
Richard Palmer	-		-				-
Martin Wenzel	24,000		14,500				38,500
Total	48,000		29,000				77,000

(1)
This column represents the aggregate grant date of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the option grants, refer to Note 9 of our financial statements in this Annual Report.  These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

(2)
Pursuant to the company’s director compensation, each non-employee director is entitled to an annual grant of options to acquire 500,000 shares.  Each director received options to acquire 500,000 shares of the company’s common stock at an exercise price of $0.029 per share, effective July 1, 2011

(3)	Dr. Bernstein resigned as a director on November 15, 2011.

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

Greg S. Cardenas.  Effective November 16, 2011, we entered into a binding term sheet (the “Term Sheet”) with Gregory S. Cardenas, pursuant to which Mr. Cardenas agreed to serve as our new Executive Vice President and Chief Financial Officer.  Under the Term Sheet, Mr. Cardenas is entitled to: (i) receive an annual salary of $175,000; and (ii) a grant under our 2010 Equity Incentive Plan of a 10-year incentive stock option to purchase up to 2,000,000 shares of our common stock at an exercise price equal to $0.037 per share, which was the closing market price of our common stock on November 15, 2011.  The option (i) vested as to 500,000 shares on November 16, 2011 and (ii) will vest as to the remaining 1,500,000 shares, in 30 equal successive monthly installments commencing on May 31, 2012, provided, in each case, that Mr. Cardenas remains in our continuous employ through such vesting date, and will be on such other terms set forth in our standard form of stock option agreement.

Additionally, Mr. Cardenas was granted a three-year stock option under our 2010 Equity Incentive Plan to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price equal to $0.037 per share (i.e., the closing market price of our common stock on November 15, 2011).  Such option will vest (i) as to 1,500,000 shares, if and when the Company’s Market Capitalization (as defined) reaches $75,000,000, and (ii) as to the remaining 1,500,000 shares, if and when the Company’s Market Capitalization reaches or exceeds $120,000,000.

Mr. Cardenas will also be eligible under the Term Sheet to: (i) receive an annual bonus (as determined by the Compensation Committee of our board of directors) of up to 50% of his annual salary, which bonus amount may be increased and the timing of payment accelerated under certain circumstances set forth in the Term Sheet; (ii) participate in all Company benefit plans in effect for our executive employees from time to time; (iii) receive coverage under any director and officer liability insurance policy maintained by us for services rendered by Mr. Cardenas to us, our subsidiaries and affiliates during the term of his employment; and (iv) receive three weeks of paid vacation per year during the first two years of his employment, and four weeks of paid vacation per year thereafter.

The Term Sheet provides that upon termination of Mr. Cardenas’ employment without “cause” (as defined) by us (i) before the sixth month anniversary of the effective date of his employment, Mr. Cardenas will be entitled to a severance payment of one month of salary from the date of termination, or (ii) on or after the sixth month anniversary of the effective date of his employment, Mr. Cardenas will be entitled to a severance payment of three months of salary from the date of termination.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 16, 2012 by (a) each person known by us to own beneficially 5% or more of each class of our outstanding voting shares (i.e. our common stock and our Series B Preferred Stock), (b) each of our named executive officers listed in the Summary Compensation Table and each of our directors and (c) all executive officers and directors of this company as a group.  As of March 16, 2012, there were 285,062,812 shares of our common stock issued and outstanding.  As of the same date, there were 13,000 shares of our Series B Preferred Stock issued and outstanding, which shares of preferred stock were convertible into an aggregate of 11,818,181 shares of common stock.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class of Common Stock
Preferred Stock:
Corporativo LODEMO S.A DE CV Calle 18, #201-B x 23 y 25, Colonias Garcia Gineres, C.P. 97070 Merida, Yucatan, Mexico	9,090,908(3)	3.25%

Greenrock Capital Holdings LLC 10531 Timberwood Circle, Suite D Louisville, Kentucky 40223	2,727,273(4)	1.00%

Common Stock:
Roll Energy Investments LLC 11444 West Olympic Boulevard, 10th Floor Los Angeles, California 90064	33,094,500(5)	11.60%

Michael Zilkha 1001 McKinney, Suite 1900 Houston TX 77002	39,635,000(6)	13.90%

Directors/Named Executive Officers:
Richard Palmer	72,030,241 (7)	25.50%
David R. Walker	2,653,539 (9)	*
Gregory S. Cardenas	500,000 (10)	*
Martin Wenzel	1,000,000 (11)	*

All Named Executive Officers and Directors as a group (5 persons)	76,183,780	25.50%

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
(10) Consists of 500,000 shares that may be acquired upon the exercise of options.
(11) Includes 500,000 shares that may be acquired upon the exercise of options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Roll Energy Investments LLC (“Roll LLC”) and Michael Zilkha are our largest stockholders, and each presently owns more than 10% of our common stock.  Stewart Resnick is the sole manager of Roll LLC and, as a result of his control over Roll LLC, he is deemed to beneficially own the securities held by Roll LLC.

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

On October 19, 2011, the two Preferred Members made a $2,095,525 loan to GCE Mexico to purchase 5,557 acres of additional land in Mexico for the development of an additional Jatropha farm.  The loan is secured by the land and bears interest at a rate of 12% per annum.  In addition, in fiscal 2011 the Preferred Members contribute an additional $5 million to GCE Mexico to fund its operations.

As of March 16, 2012, the Preferred Members have contributed a total of $15,471,000 to GCE Mexico.   The two Preferred Members also directly funded the purchase by GCE Mexico’s operating subsidiaries of the land in the State of Yucatan in Mexico on which the GCE Mexico three farms are located.  The purchase of land for the three farms was funded by mortgage loans, which cumulatively had an initial principal balance of $5,110,189.  The mortgages bear interest at the rate of 12% per annum, and interest is payable  on a quarterly basis to the extent the borrower has sufficient cash flow. The three mortgages, including any unpaid interest, become due in April, 2018, February 2019, June and October  2021.

Additionally, the Company entered into a securities purchase agreement with the preferred members pursuant to which the Company issued senior unsecured convertible promissory notes in the original aggregate principal amount of $567,000 and warrants to acquire an aggregate of 1,890,000 shares of the Company’s common stock.  The Convertible Notes mature on the earlier of (i) March 16, 2012, or (ii) upon written demand of payment by the note holders following the Company’s default thereunder. The maturity date of the Convertible Notes may be extended by written notice made by the note holders at any time prior to March 16, 2012.  These notes have been extended to September 2013.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each nine-month anniversary of the issuance of the convertible notes.

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

Our Board of Directors has determined that Mr. Walker and Mr. Wenzel are independent directors as defined in the Nasdaq rules relating to director independence.  Each of Mr. Walker and Mr. Wenzel are non-employee directors.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees accrued by Hansen, Barnett & Maxwell. P.C. during the fiscal year ended December 31, 2011 and 2010 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings were $ 80,936 and $53,500 respectively.

Audit-Related Fees

Hansen, Barnett & Maxwell. P.C. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal years ended December 31, 2011 and 2010.

Tax Fees

Hansen, Barnett & Maxwell. P.C. did not provide, and did not bill and was not paid any fees for, tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2011 and December 31, 2010.

All Other Fees

Hansen, Barnett & Maxwell. P.C. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2011 and 2010.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies, the Audit Committee charter provides that the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  No other significant compensation services were performed for us by Hansen, Barnett & Maxwell. P.C. during 2011 and 2010.

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
10.12
Securities Purchase Agreement, dated as of November 6, 2007, by and among Medical Discoveries, Inc. and the Purchasers (as defined therein) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2007, and incorporated herein by reference)

10.13
Employment Agreement dated March 20, 2008 between Global Clean Energy Holdings, Inc. and Bruce K. Nelson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2008, and incorporated herein by reference)

10.14
Exchange Agreement, effective April 18, 2008, by and between Global Clean Energy Holdings, Inc., on the one hand, and Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Monarch Pointe Fund, Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2008, and incorporated herein by reference)

10.15
Amendment to Loan and Security Agreement, dated May 19, 2008, between Medical Discoveries, Inc. and Mercator Momentum Fund III, L.P. (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008, and incorporated herein by reference)

10.16
Stock Purchase Agreement, dated October 30, 2008, between the Global Clean Energy Holdings, Inc. and the four shareholders of Technology Alternatives Limited, a Belizean Company formed under the Laws of Belize (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2008, and incorporated herein by reference)

10.17
Limited Liability Company Agreement of GCE Mexico I, LLC, a Delaware Limited Liability Company, dated April 23, 2008 (filed on December 31, 2009, as Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and incorporated herein by reference)*

10.18
Service Agreement, dated October 15, 2007, between the Company and Corporativo LODEMO S.A DE CV, a Mexican corporation (filed on December 31, 2009 as Exhibit 10.18 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and incorporated herein by reference)*

10.19
Sale and Asset Purchase Agreement, dated November 16, 2009, between Global Clean Energy Holdings, Inc., MDI Oncology, Inc., and Curadis Gmbh (filed as an Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 20, 2009, and incorporated herein by reference)*

10.20
Amendment to Employment Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 31, 2010, and incorporated herein by reference)

10.21
Stock Option Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 31, 2010, and incorporated herein by reference)

10.22
Securities Purchase Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and certain investors named therein (including certain exhibits thereto) (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2010, and incorporated herein by reference)

10.23
Stock Purchase Agreement, dated March 30, 2010, between Global Clean Energy Holdings, Inc. and certain investors named therein (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 31, 2010, and incorporated herein by reference)*

10.24	Office Lease, dated as of May 24, 2010, between Global Clean Energy Holdings, Inc. and Danari Broadway, LLC*
10.25
Stock Purchase Agreement, dated as of March 2009, among Global Clean Energy Holdings, Inc., and Technology Alternatives Limited and its shareholders listed therein (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2009, and incorporated herein by reference)*

14.1	Medical Discoveries, Inc. Code of Conduct (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2009, and incorporated herein by reference)
23	Consent of Hansen, Barnett & Maxwell. P.C.*
31	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
XBRL Instance Document
XBRL Taxonomy Extension Schema
XBRL Taxonomy Extension Calculation
XBRL Taxonomy Extension Definition
XBRL Taxonomy Extension Label
XBRL Taxonomy Extension Presentation

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.
March 19, 2012	By: /s/ RICHARD PALMER Richard Palmer President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD PALMER	Chief Executive Officer	March 19, 2012
Richard Palmer	(Principal Executive Officer) and Director

/s/ GREGORY S. CARDENAS	Executive Vice-President and Chief Financial Officer (Principal Accounting Officer)	March 19, 2012
Gregory S. Cardenas

/s/ DAVID WALKER	Chairman, the Board of Directors	March 19, 2012
David Walker

/s/ MARTIN WENZEL	Director	March 19, 2012
Martin Wenzel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Global Clean Energy Holdings, Inc.
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Global Clean Energy Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Clean Energy Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses from current operations, used a substantial amount of cash to maintain its operations and has a large working capital deficit. As discussed in Note 2 to the financial statements, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 20, 2012

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$676,780	$1,096,618
Accounts receivable	2,279	6,428
Inventory	104,782	11,706
Other current assets	327,701	248,711
Total Current Assets	1,111,542	1,363,463

PROPERTY AND EQUIPMENT, NET	11,905,182	8,103,537

INVESTMENT HELD FOR SALE	291,031	292,350

DEFERRED GROWING COST	2,780,871	1,244,419

OTHER NONCURRENT ASSETS	10,814	11,243

TOTAL ASSETS	$16,099,440	$11,015,012

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,363,217	$1,837,788
Accrued payroll and payroll taxes	1,046,763	1,686,465
Deferred revenue	152,732	-
Capital lease liability - current portion	56,257	47,139
Notes payable to shareholders	26,000	26,000
Convertible notes payable	193,200	193,200
Total Current Liabilities	2,838,169	3,790,592

LONG-TERM LIABILITIES
Accrued interest payable	1,684,186	1,154,943
Accrued return on noncontrolling interest	2,907,678	1,452,744
Capital lease liability - long term portion	31,258	98,372
Convertible notes payable	567,000	567,000
Mortgage notes payable	5,110,189	2,793,934
Total Long Term Liabilities	10,300,311	6,066,993

EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
285,062,812 and 270,464,478 shares issued and outstanding, respectively	285,062	270,464
Additional paid-in capital	24,260,628	23,580,630
Accumulated deficit	(26,662,294)	(26,933,430)
Accumulated other comprehensive loss	(21,996)	(2,195)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(2,138,587)	(3,084,518)
Noncontrolling interests	5,099,547	4,241,945
Total equity (deficit)	2,960,960	1,157,427

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$16,099,440	$11,015,012

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2011	2010

Revenue	$339,105	$456,595
Subsidy Income	938,280	392,213
Total Revenue	1,277,385	848,808

Operating Expenses
General and administrative	2,087,447	2,659,588
Plantation operating costs	454,947	389,738

Total Operating Expenses	2,542,394	3,049,326

Loss from Operations	(1,265,009)	(2,200,518)

Other Income (Expenses)
Interest income	185	85
Interest expense	(608,068)	(489,039)
Gain on settlement of liabilities	1,024,076	601,114
Foreign currency transaction gain	70,272	-

Net Other Income	486,465	112,160

Loss from Continuing Operations	(778,544)	(2,088,358)

Income (Loss) from Discontinued Operations	(574)	31,266

Net Loss	(779,118)	(2,057,092)

Less Net Loss Attributable to the Noncontrolling Interest	1,050,254	1,431,805

Net Income (Loss) attributable to Global Clean Energy Holdings, Inc.	271,136	(625,287)

Other Comprehensive Income (loss) - foreign currency
translation adjustment	(19,801)	3,913

Comprehensive Income (Loss) attributable to
Global Clean Energy Holdings, Inc.	$251,335	$(621,374)

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Income (Loss) from Continuing Operations	$271,710	$(656,553)
Income (Loss) from Discontinued Operations	(574)	31,266
Net Income (Loss)	$271,136	$(625,287)

Basic and Diluted Loss per Common Share:
Income (Loss) from Continuing Operations	$0.0010	$(0.0025)
Income (Loss) from Discontinued Operations	(0.0000)	0.0001

Net Income(Loss) per Common Share	$0.0010	$(0.0024)

Basic and Diluted Weighted-Average Common
Shares Outstanding	277,120,926	261,721,283

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
For the Years Ended December 31, 2010 and 2011

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2009	13,000	$13	236,919,079	$236,919	$22,998,907	$(26,308,143)	$(6,108)	$2,485,792	$(592,621)

Contributions from noncontrolling interests	-	-	-	-	-	-	-	3,713,530	3,713,530
Issuance of common stock for cash at $0.02 per share	-	-	25,000,000	25,000	475,000	-	-	-	500,000
Share-based compensation from issuance of options and					115,268				115,268
Cashless Exercise of Warrants	-	-	8,545,399	8,545	(8,545)	-	-	-	-
Accrual of preferential return for the noncontrolling interests								(841,875)	(841,875)
Foreign currency translation gain	-	-	-	-	-	-	3,913	316,303	320,216
Net income (loss) for the year ended December 31, 2010	-	-	-	-	-	(625,287)	-	(1,431,805)	(2,057,092)

Balance at December 31, 2010	13,000	13	270,464,478	270,464	23,580,630	(26,933,430)	(2,195)	4,241,945	1,157,427

Contributions from noncontrolling interests	-	-	-	-	-	-	-	5,031,410	5,031,410
Issuance of common stock for cash	-	-	12,083,334	12,083	487,917	-	-	-	500,000
Exercise of Warrants	-	-	1,890,000	1,890	54,810	-	-	-	56,700
Issuance of common stock for services	-	-	625,000	625	12,500	-	-	-	13,125
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	124,771	-	-	-	124,771
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(1,454,934)	(1,454,934)
Foreign currency translation loss	-	-	-	-	-	-	(19,801)	(1,668,620)	(1,688,421)
Net income (loss) for the year ended December 31, 2011	-	-	-	-	-	271,136	-	(1,050,254)	(779,118)

Balance at December 31, 2011	13,000	$13	285,062,812	$285,062	$24,260,628	$(26,662,294)	$(21,996)	$5,099,547	$2,960,960

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended
	December 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(779,118)	$(2,057,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	(70,272)	-
Gain on settlement of liabilities	(1,024,076)	(601,114)
Share-based compensation	137,271	115,268
Depreciation	273,321	243,695
Loss on sale of assets	-	1,234
Changes in operating assets and liabilities:
Accounts receivable	6,401	145,130
Inventory	(106,293)	(11,470)
Other current assets	(114,703)	(123,133)
Deferred growing costs	(1,891,166)	(1,219,337)
Other noncurrent assets	(13,428)
Accounts payable and accrued expenses	495,883	854,278
Deferred revenue	152,732	-
Net Cash Used in Operating Activities	(2,933,448)	(2,652,541)
Cash Flows From Investing Activities
Purchase of land	(2,322,188)	(722,588)
Plantation development costs	(2,750,606)	(1,159,959)
Purchase of property and equipment	(242,239)	(256,534)
Net Cash Used in Investing Activities	(5,315,033)	(2,139,081)
Cash Flows From Financing Activities
Proceeds from issuance of common stock for cash	500,000	500,000
Proceeds from exercise of warrants	56,700	-
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	5,031,410	3,713,530
Proceeds from notes payable	2,316,255	742,652
Payments on capital leases and notes payable	(46,381)	(485,567)
Proceeds from convertible notes payable	-	567,000
Net Cash Provided by Financing Activities	7,857,984	5,037,615
Effect of exchange rate changes on cash	(29,341)	17,041
Net Increase (Decrease) in Cash and Cash Equivalents	(419,838)	263,034
Cash and Cash Equivalents at Beginning of Period	1,096,618	833,584
Cash and Cash Equivalents at End of Period	$676,780	$1,096,618

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$77,176	$168,928
Noncash Investing and Financing activities:
Cashless exercise of warrants	-	8,545
Accrual of return on noncontrolling interest	1,454,934	841,875
Plantation costs financed by accounts payable	-	32,497
Reclass of Technology Alternative, Ltd. to investments held for sale	-	292,525
Equipment purchase for debt	-	149,419

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

Effective April 23, 2008, the Company entered into a limited liability company agreement to form GCE Mexico I, LLC (GCE Mexico) along with nine unaffiliated investors.  The Company owns 50% of the common membership interest of GCE Mexico and five of the unaffiliated investors own the other 50% of the common membership interest.  Additionally, a total of 1,000 preferred membership units were issued to two of the unaffiliated investors.  GCE Mexico owns a 99% interest in its Mexican subsidiaries, Asideros Globales Corporativo (Asideros), Asideros 2, and Asideros 3, entities organized under the laws of Mexico, and the Company owns the remaining 1% directly.  GCE Mexico was organized primarily to, among other things, acquire land in Mexico through subsidiaries for the cultivation of the Jatropha plant.

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

GCE MEXICO I, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December	December 31,
	2011	2010

CURRENT ASSETS	$791,426	$1,136,478
PROPERTY AND EQUIPMENT, NET	11,391,682	7,538,994
DEFERRED GROWING COST	2,780,871	1,244,419
OTHER NONCURRENT ASSETS	7,314	7,743

TOTAL ASSETS	$14,971,293	$9,927,634

CURRENT LIABILITIES	$456,793	$213,456

LONG-TERM LIABILITIES	9,360,013	5,499,993

TOTAL LIABILITIES	$9,816,806	$5,713,449

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

Inventory

The company uses the LIFO valuation method for its inventories.   The company records no inventories above their acquisition costs.   As of December 31, 2011, there have been no losses related to the valuation of inventory.  Inventory at December 31, 2011 and 2010 consists mainly of seeds held for sale, seedlings and bags held as work in process.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Concentration of Credit Risk

At December 31, 2011 and 2010, the Company had cash and cash equivalents in excess of federally-insured limits of $5,000 and $328,000, respectively, bank deposits in the United States, and no excess balances for bank deposits in Mexico. The Company has maintained its cash balances at what management considers to be high credit-quality financial institutions.

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

In accordance with generally accepted accounting principles for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. For the years ended December 31, 2011 and 2010, management’s review of the carrying values of long-lived assets did not indicate any impairment.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Income taxes are provided for temporary differences between financial and tax bases of assets and liabilities. The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2011 and 2010:

Rate Reconciliation
	2011	2010
Federal income tax (benefit) at statutory rate (34%)	$(265,000)	$(699,000)
State income tax (benefit) , net of federal benefit	17,000	(31,000)
Foreign income tax benefit	8,000	37,000
Gain on sale of SaveCream assets	-	-
Losses allocated to preferred members of GCE Mexico	356,000	488,000
Foreign currency translation adjustment	-	(13,000)
Share-based compensation	77,000	64,000
Expiration of operating loss and research credit carryforwards	(147,000)	403,000
Adjustment of operating loss carryforwards	-	(6,000)
Other differences	3,000	1,000
Change in valuation allowance	(49,000)	(244,000)
Income tax benefit	$-	$-

The components of deferred tax assets and liabilities are as follows at December 31, 2011 and 2010, using a combined deferred income tax rate of 40%:
Components of Net Deferred Taxes
	2011	2010
Net operating loss carryforward	$7,263,000	$7,121,000
Share-based compensation	725,000	746,000
Accrued compensation and other liabilities	661,000	831,000
Other	(2,000)	(2,000)
Valuation allowance	(8,647,000)	(8,696,000)
Net deferred tax asset	$-	$-

In as much as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

As of December 31, 2011 the Company has available net operating losses of approximately $17,802,000 which can be utilized to offset future earnings of the Company. The utilization of the net operating losses are dependent upon the tax laws in effect at the time such losses can be utilized. The loss carryforwards expire between the years 2012 and 2031. Should the Company experience a significant change of ownership, the utilization of net operating losses could be reduced.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the state of California. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2007. The Company is no longer subject to examination by state tax authorities for tax years before and including December 31, 2006. During the years ended December 31, 2011 and 2010, the Company did not recognize interest and penalties.

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

Research and Development

Prior to the discontinuation of its bio-pharmaceutical business, research and development had been the principal function of the Company. Research and development costs are charged to expense when incurred.

Foreign Currency

During 2011, the Company had operations located in the United States, Mexico and Belize. For these foreign operations, the functional currency is the local country’s currency. Consequently, revenues and expenses of operations outside the United States of America are translated into U.S. dollars using weighted average exchange rates, while assets and liabilities of operations outside the United States of America are translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in equity (deficit) as a component of accumulated other comprehensive loss in the accompanying consolidated financial statements. Foreign currency transaction adjustments are included in other income (expense) in the Company’s results of operations.

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

All outstanding stock options, warrants, convertible notes, and convertible preferred stock are currently antidilutive and have been excluded from the calculations of diluted profit or loss per share at December 31, 2011 and 2010, as follows:

	December 31,
	2011	2010

Convertible notes	19,028,671	19,028,671
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	24,585,662	26,475,662
Compensation-based stock options and warrants	74,731,483	69,531,483
	130,163,997	126,853,997

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

Subsequent Events

The Company has evaluated the accompanying financial statements for subsequent events through the date of filing this report.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Prior Period Reclassifications

Certain December 31, 2010 balances have been reclassified in the accompanying consolidated financial statements to conform to the December 31, 2011 presentation.  These reclassifications had no effect on the December 31, 2010 total equity or net loss.

Recently Issued  Accounting Guidelines/Statements

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

In May 2011, the FASB issued authoritative guidance regarding fair value measurements. This guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). It also clarifies the FASB’s intent on the application of existing fair value measurement requirements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied prospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and IFRS. This new guidance will be effective for us for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

Note 2 – Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a loss from continuing operations applicable to its common shareholders of $778,544 and $2,088,358 for the years ended December, 31 2011 and 2010, respectively, and has an accumulated deficit applicable to its common shareholders of $26,662,294 at December 31, 2011.  The Company also used cash in operating activities of $2,933,448 and $2,652,541 during the years ended December 31, 2011 and 2010, respectively.  At December 31, 2011, the Company has negative working capital of $1,726,627 and a stockholders’ deficit attributable to its stockholders of $2,138,587.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the current business model.  In order to fund its new operations, the Company has received $13,940,268 in capital contributions from the preferred membership interest in GCE Mexico I, LLC and has issued mortgages in the total amount of $5,110,189 for the acquisition of land.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Mobius Consulting Agreement

The Company entered into a consulting agreement with Mobius pursuant to which Mobius agreed to provide consulting services to the Company in connection with the Company’s new Jatropha biofuel feedstock business. The Company engaged Mobius as a consultant to obtain Mobius’ experience and expertise in the feedstock/bio-diesel market to assist the Company and Mr. Palmer in developing this new line of operations for the Company.  The original term of the agreement was twelve months.  The Company terminated the agreement in July 2008, with the termination to become effective August 2008.  The Company had recorded liabilities to Mobius of $322,897 for accrued, but unpaid, compensation and costs as of December 31, 2011 and December 31, 2010.  However, the Company disputes these charges, and the additional amounts that Mobius claims that it is owed, and is currently in litigation with Mobius to resolve this liability.  Mobius is related to the Company thru stock ownership.

LODEMO Agreement

On October 15, 2007, the Company entered into a service agreement with Corporativo LODEMO S.A DE CV, a Mexican corporation (the LODEMO Group), to provide services related to the establishment, development, and day-to-day operations of the Company’s Jatropha Business in Mexico.  This agreement was cancelled in 2009.  As of December 31, 2011 and as of December 31, 2010, the Company’s financial statements reflect that it owes the LODEMO Group $251,500 for accrued, but unpaid, compensation and cost.  The Company disputes the total of these charges and is currently in discussions with LODEMO to resolve this liability.  The Lodemo Group is a shareholder of The Company.

GCE Mexico I, LLC and Subsidiaries

GCE Mexico was organized primarily to facilitate the acquisition of the initial 5,000 acres of farm land (the Jatropha Farm) in the State of Yucatan in Mexico to be used primarily for the (i) cultivation of Jatropha curcas, (ii) the marketing and sale of the resulting fruit, seeds, or pre-processed crude Jatropha oil, whether as biodiesel feedstock, biomass or otherwise, and (iii) the sale of carbon value, green fuel value, or renewable energy credit value (and other similar environmental attributes) derived from activities at the Jatropha Farm.

Under the LLC Agreement, the Company owns 50% of the issued and outstanding common membership units of GCE Mexico.  The remaining 50% of the common membership units was issued to five of the Investors.  The Company and the other owners of the common membership interest were not required to make capital contributions to GCE Mexico.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our projected revenue sources are tenuous, and no assurance can be given that all anticipated revenues will, in fact, be received.  At present, The Company is in discussions with certain of its existing shareholders to increase their equity investment in the Company, and we believe it is likely that the Company will be successful in raising sufficient funds to meet its operating expenses for the remainder of 2012; however no assurances can be given that this will be the case. Currently, the sole source of cash that we can classify as probable and material are reimbursement payments that we receive from additional capital contributions forecasted to be provided by the Preferred Members of GCE Mexico. These reimbursements are expected to cover approximately 25% of our corporate overhead for the remainder of 2012. Although we do not currently have any consulting agreements in place for 2012, we do expect to receive management consulting fees for Jatropha management and advisory services from third parties that enter into contracts with us in the future.

The net income or loss of the Mexican subsidiaries is allocated to its shareholders based on their respective equity ownership, which is 99% to GCE Mexico and 1% directly to the Company.  GCE Mexico has no operations separate from its investments in the Mexican subsidiaries.  According to the LLC Agreement of GCE Mexico, the net loss of GCE Mexico is allocated to its members according to their respective investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The noncontrolling interest presented in the accompanying consolidated balance sheets includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and excludes any common membership interest in GCE Mexico held by the Company.

Note 4 - Investment Held for Sale

During 2010, the Company ceased the Technologies Alternatives, Limited (“TAL”) operations.  As all of TAL’s nursery capabilities have since been transferred to the Company’s other operations in Tizimin, Mexico and the Company is in the process of selling the land, the net assets have been reclassified as Investment Held for Sale at December 31, 2010 and 2011; the promissory notes are netted against the net assets.  The Net Assets, measured at fair value as of December 31, 2011 were $565,473 Belize Dollars (US $291,031 based on exchange rates in effect at December 31, 2011).

Note 5 – Property and Equipment

Property and Equipment are as follows:

	December 31,	December 31,
	2011	2010

Land	$4,217,604	$2,435,722
Plantation development costs	6,945,617	4,805,940
Plantation equipment	1,199,503	1,108,467
Office equipment	110,031	89,721

Total cost	12,472,755	8,439,850
Less accumulated depreciation	(567,573)	(336,313)

Property and equipment, net	$11,905,182	$8,103,537

Commencing in June 2008, the Company purchased certain equipment for purposes of rapidly clearing the land, preparing the land for planting, and actually planting the Jatropha trees.  The Company has capitalized farming equipment and costs related to the development of land for farm use in accordance with generally accepted accounting principles for accounting by agricultural producers and agricultural cooperatives.  Plantation equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years.  Depreciation expense has been capitalized as part of plantation development costs through the date that the plantation becomes commercially productive.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 – Accrued Payroll and Payroll Taxes

A significant portion of accrued payroll and payroll taxes relates to unpaid compensation for officers and directors that are no longer affiliated with the Company.  Accrued payroll taxes will become due upon payment of the related accrued compensation.

Accrued payroll and payroll taxes are composed of the following:

	December 31,	December 31,
	2011	2010

Accrued payroll, vacation, and related payroll taxes
for current officers	$965,946	$1,012,176
Former Chief Executive Officer, resigned 2007	-	570,949
Other former officers and directors	77,750	77,750
Accrued payroll taxes on accrued compensation to
former officers and directors	3,067	25,590

Accrued payroll and payroll taxes	$1,046,763	$1,686,465

On August 31, 2007, the Company entered into a Release and Settlement Agreement with Judy Robinett, the Company’s then-current Chief Executive Officer.  Under the agreement, Ms. Robinett agreed to, among other things, assist the Company in the sale of its legacy assets and complete the preparation and filing of the delinquent reports to the Securities and Exchange Commission.  Under the agreement, Ms. Robinett agreed to (i) forgive her potential right to receive $1,851,805 in accrued and unpaid compensation, un-accrued and pro-rata bonuses, and severance pay and (ii) the cancellation of stock options to purchase 14,000,000 shares of common stock at an exercise price of $0.02 per share.  In consideration for her services, the forgiveness of the foregoing cash payments, the cancellation of the stock options, and settlement of other issues, the Company agreed, among other things, to pay Ms. Robinett $500,000 upon the receipt of the cash payment under the agreement to sell the SaveCream Assets to Eucodis Pharmaceuticals Forschungs und Entwicklungs GmbH (Eucodis).  Pursuant to this agreement, Ms. Robinett resigned on December 21, 2007.  Despite the Company’s efforts, the sale to Eucodis was never completed and Eucodis has since ceased operations.  Accordingly, the conditions precedent to make the $500,000 payment from the Eucodis proceeds described above has not been fulfilled, i.e., the Company’s sale of the SaveCream Assets to Eucodis did not occur.  As such the Company does not believe that Ms. Robinett is  entitled to this payment and has written off all accruals related to Ms. Robinett.  Furthermore, the Company subsequently sold the SaveCream Assets to an unaffiliated third party on November 16, 2009.

Note 7 – Debt

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Notes Payable to Shareholders

The Company has notes payable to certain shareholders in the aggregate amount of $26,000 at December 31, 2011 and December 31, 2010.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $46,415 and $43,278 at December 31, 2011 and December 31, 2010, respectively.

The Company has promissory notes to the former shareholders of TAL in the amount of $526,462 Belize dollars, (US $270,953 based on exchange rates in effect at December 31, 2011), including capitalized interest of $10,322 Belize Dollars.  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were due on July 15, 2011, but the due date has been extended to August 16, 2012.

Convertible Notes Payable

In March 2010, the Company entered into a securities purchase agreement with the preferred members of GCE Mexico pursuant to which the Company issued senior unsecured convertible promissory notes in the original aggregate principal amount of $567,000 and warrants to acquire an aggregate of 1,890,000 shares of the Company’s common stock.  The Convertible Notes mature on the earlier of (i) March 16, 2012, or (ii) upon written demand of payment by the note holders following the Company’s default thereunder. The maturity date of the Convertible Notes may be extended by written notice made by the note holders at any time prior to March 16, 2012.  These notes have been extended to September 2013.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each nine-month anniversary of the issuance of the convertible notes.  The Company may at its option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of its common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price for each of the five consecutive trading days immediately preceding the interest payment date.  At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Company’s common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.  The convertible notes rank senior to all other indebtedness of the Company, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by the Company in the ordinary course of business. The Company may not prepay the convertible notes without the prior consent of the Investors.

The warrants have been exercised in the year ending December 31, 2011 and the proceeds from that purchase were used for general corporate purposes. All of the proceeds from the issuance of the original debt were allocated to the Convertible Notes.  The Company used substantially all of the proceeds received from the sale of the convertible promissory notes to repay, in full, an outstanding promissory note in the amount of $475,000, plus accrued interest of $81,909.

The Company has other convertible notes payable to certain individuals in the aggregate amount of $193,200 at  December 31, 2011 and December 31, 2010.  The notes originated in 1996, bear interest at 12%, are unsecured, and are currently in default.  Each $1,000 note is convertible into 667 shares of the Company’s common stock.   Accrued interest on the convertible notes totaled $318,351 and $295,167 at December 31, 2011 and December 31, 2010, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Mortgage Notes Payable

Two investors holding the preferred membership units of GCE Mexico also directly funded the purchase by Asideros I of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282, The land was acquired in the name of Asideros I and Asideros I issued a mortgage in the amount of $2,051,282 in favor of these two investors. These two investors also directly funded the purchase by Asideros 2 of approximately 4,500 acres, and a second parcel by Asideros 2 of approximately 600 acres of land adjacent to the land owned by Asideros I by the total payment of $963,382.  The land was acquired in the name of Asideros 2 and Asideros 2 issued mortgages in the amount of $963,382 in favor of these two investors.  These mortgages bear interest at the rate of 12% per annum, payable quarterly.  The Board has directed that this interest shall continue to accrue until such time as the Board determines that there is sufficient cash flow to pay all accrued interest.  The initial mortgage, including any unpaid interest, is due in April 2018.  The second mortgage, including any unpaid interest, is due in February 2020.

In October 2011, these two investors also directly funded the purchase by Asideros 3 of approximately 5,600 acres for a total $2,095,525.  The land was acquired in the name of Asideros 3 and Asideros 3 issued mortgages in the amount of $2,095,525 in favor of these two investors.  These mortgages bear interest at the rate of 12% per annum, payable quarterly.  The Board has directed that this interest shall continue to accrue until such time as the Board determines that there is sufficient cash flow to pay all accrued interest.  The initial mortgage, including any unpaid interest, is due in October 2021.

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

In connection with the acquisition, certain payables to the former shareholders of TAL were renegotiated and converted into promissory notes in the aggregate principal amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009).  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were due on July 15, 2011 and have been extended until August 15, 2012.

Lease Commitment

During June 2010, the Company entered into a new two-year and two month lease agreement with average monthly payments including prescribed common area fees of $3,400, with a 3% annual increase in lease payments. Rent expense for the year ended December 31, 2011 was $44,958.  Future minimum lease payments under operating lease obligations as of  December 31, 2011 is $28,000.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Plantation equipment recorded under two capital leases is included in “property and equipment” and amounted to $77,396 at December 31, 2011 and 2010. Depreciation of the capitalized asset is computed on the straight-line basis term and is being capitalized in plantation development cost until the farm is operational. The total accumulated depreciation is $6,105 and $418 as of December 31, 2011 and December 31, 2010, respectively. Imputed interest on the lease is 13.25% with principal and interest due in equal monthly installments of $1,309 each, or $2,618 combined. The balance of the leases payable as of December 31, 2011 and 2010 was $43,585 and $72,725 respectively, and is due to be paid in full by October 2013.

Plantation equipment under two additional capital leases is included in “property and equipment” and amounted to $56,383 at December 31, 2011 and 2010. Depreciation of the capitalized asset is computed on the straight-line basis over the lease term and will be capitalized in plantation development cost.  The total accumulated depreciation for this asset was $4,100 and $0 as of  December 2011 and 2010, respectively. Imputed interest on the lease is 13.25% with principal and interest due in equal monthly installments of $953 each, or $1,906 combined. The balance of the leases payable as of  December 31, 2011 and 2010 was $34,091 and $55,098, respectively, and is due to be paid in full by December 2013.

Transportation equipment recorded under a capital lease is included in “property and equipment” and amounted to $19,095 at December 31, 2011 and 2010. Depreciation of the capitalized asset is computed on the straight-line basis over the lease term and is included in depreciation expense. Accumulated depreciation expense totals $5,083 and $1,436 as of December 31, 2011 and 2010, respectively. Imputed interest on the lease is 14.50%,with principal and interest due in monthly installments of $784. The balance of the lease payable as of December 31, 2011 and 2010, was $9,839 and $17,688, respectively, and is due to be paid in full in 30 equal monthly installments, or by March 2013.

Future minimum lease payments under capital lease obligations as of December 31, 2011 were as follows:

Year Ending
December 31,
2012	$56,680
2013	44,292
100,972
Less amount representing interest	(13,457)
Capital Lease Payable	$87,515

Less Current portion	(56,257)
Long Term Capital Lease Liability	$31,258

Settlement of Liabilities

The Company has settled certain liabilities previously carried on the consolidated balance sheet, which settlements resulted in significant gains. The total gain on settlement of liabilities for the years ended December 31, 2011 and December 31, 2010 was $1,024,076 and $601,114, respectively.   This gain was primarily from the settlement or expiration of historic liabilities primarily incurred by prior management in connection with the discontinued pharmaceutical operations that had been on the Company’s records for several years.  In addition, the Company determined that certain liabilities had been extinguished with the passage of time for collection under the laws related to the statute of limitations.  Accordingly, the Company removed the liabilities from the records and recorded a corresponding gain on settlement of liabilities.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 – Equity (Deficit)

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

In July, 2011 the Company entered into a stock purchase agreement whereby the Company issued 10,000,000 shares of the Company’s common stock at a price of $0.04 per share, for an aggregate purchase price of $400,000, which was paid in cash.

In August, 2011, the Company entered into a stock purchase agreement whereby the Company issued 2,083,334 shares of the Company’s common stock at a price of $0.048 per share, for an aggregate purchase price of $100,000, which was paid in cash.

On July, 2011, the Company entered into a stock purchase agreement whereby the Company issued  625,000 shares of the Company’s common stock for services rendered.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9 – Stock Options and Warrants

Stock Options and Compensation-Based Warrants

The Company has three incentive stock option plans wherein 44,000,000 shares of the Company’s common stock are reserved for issuance there under. The Company granted stock options during the year ended December 31, 2010 to acquire 12,000,000 shares of the Company’s common stock to the Company’s Chief Executive Officer.  During the year ended December 31, 2010, the Company also issued compensation-based warrants to purchase 250,000 shares of common stock to a law firm.   Effective April 1, 2010, the Company appointed Martin Wenzel to its board of directors.  Mr. Wenzel was granted an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  The option vests over ten equal monthly installments commencing May 1, 2010 and expires on April 1, 2015.

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

A summary of the status of options and compensation-based warrants at December 31, 2011 and 2010, and changes during the years then ended is presented in the following table:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at December 31, 2009	61,209,083	$0.03

Granted	14,650,000	0.02
Exercised	(5,827,600)	0.01		$268,070
Expired	(500,000)	0.25

Outstanding at December 31, 2010	69,531,483	0.03	5.1 years	$450,970

Granted	7,350,000	0.04		-
Exercised	-	-		-
Expired	(2,150,000)	0.06		-

Outstanding at December 31, 2011	74,731,483	0.03	4.7 years	$192,033

Exercisable at December 31, 2011	55,181,483	$0.03	3.2 years	$178,226

At December 31, 2011, options to acquire 80,000 shares of common stock have no stated contractual life.  The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  7,350,000 options were issued in the year ended December 31, 2011 and 14,650,000 options and 1,890,000 warrants  were issued in the twelve-month period ended December 31, 2010.  The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the year ended December 31, 2011 were risk-free interest rate of 2.0%, volatility of 154%, expected life of 5.0 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following; the expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise; the expected volatility is based on the historical price volatility of the Company’s common stock; the risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options; the dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options;  the intrinsic values are based on a December 31, 2011 closing price of $0.022 per share.

Share-based compensation from all sources recorded during the year ended December 31, 2011 and 2010 was $137,271 and $115,268, respectively, and is reported as general and administrative expense in the accompanying consolidated statements of operations.  As of December 31, 2011, there is approximately $191,841 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.23 years.

Stock Warrants

A summary of the status of the warrants outstanding at December 31, 2011 and 2010, and changes during the years then ended is presented in the following table:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual Life	Value

Outstanding at December 31, 2009	29,742,552	$0.01
Issued	1,890,000	$0.03
Exercised	(4,575,495)	$0.01		$210,473
Expired	(581,395)	$0.13

Outstanding at December 31, 2010	26,475,662	0.01	2.75 years	$274,530

Issued	-
Exercised	(1,890,000)	$0.03		$18,900
Expired	-

Outstanding at December 31, 2011	24,585,662	$0.01	1.75 years	$457,550

Because the Company has net operating loss carryforwards available for income tax purposes, there were no excess tax benefits charged to additional paid-in capital as a result of warrants exercised during the years ended December 31, 2011 and 2010.

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

Cardenas Employment Agreement

On November 16, 2011the Company entered into an employment agreement with Gregory Cardenas pursuant to which the Company hired Mr. Cardenas to serve as its Chief Financial Officer. The initial term of employment expired on November 16, 2014, but, according to its terms, automatically renews for successive one-year periods unless otherwise terminated in accordance with the employment agreement.

Mr. Cardenas’s compensation package includes a base salary of $175,000, subject to annual increases based on the Consumer Price Index for the immediately preceding 12-month period, and a bonus payment based on Mr. Cardenas’s satisfaction of certain performance criteria established by the compensation committee of the Company’s Board of Directors. The bonus amount in any fiscal year will not exceed 100% of Mr.Cardenas’s base salary. Mr. Cardenas is eligible to participate in the Company’s employee stock option plan and other benefit plans.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company granted Mr. Cardenas an option (the Initial Option) to acquire up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.037.  The Initial Option had  500,000 shares vest immediately.  The remaining 1,500,000 vests in 30 equal successive monthly installments beginning on May 31, 2012.  The Initial Option expires after 10 years. The Company also granted Mr. Cardenas an option (the Performance Option) to acquire up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.037, subject to the Company’s achievement of certain market capitalization goals. The Performance Option expires after three years.

The Company has accounted for the options under Mr. Cardenas’s employment agreement as share-based compensation. The Company valued these options at $185,000 using the Black-Scholes pricing model. The weighted average fair value of the stock options was $0.037 per share. The weighted-average assumptions used for the calculation of fair value were risk-free rate of 1.90%, volatility of 158%, expected life of 6 years, and dividend yield of zero. The Company amortized this compensation over the vesting period for the Initial Option and over the period of time in which the satisfaction of market capitalization milestones for the Performance Option was expected to be fulfilled that would result in the vesting of these stock options.

Note 10 - Discontinued Operations

For the year ended December 31, 2011 and year ended December 31, 2010, Income from Discontinued Operations consists of the foreign currency transaction gains related to current liabilities associated with the discontinued operations that are denominated in Euros.

Note 11 – Related parties

During the year ended December 31, 2011, the Company paid $42,472 in legal fees to a law firm related to the Chief Executive Officer.