Form 10-Q
period 2012-03-31
Global Clean Energy Holdings, Inc.
filed 2012-05-08
CIK 748790

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-12627

Global Clean Energy Holdings, Inc.
Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation	87-0407858 (IRS Employer Identification No.)

100 West Broadway, Suite 650
Long Beach, California 90802
(Address of principal executive offices)
(310) 641-4234

Former Name or Former Address, if Changed Since Last Report

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 26, 2012, the issuer had 293,683,502 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.

For the quarter ended March 31, 2012

FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,018,289	$676,780
Accounts receivable	308	2,279
Inventory	137,249	104,782
Other current assets	377,084	327,701
Total Current Assets	1,532,930	1,111,542

PROPERTY AND EQUIPMENT, NET	13,296,411	11,905,182

INVESTMENT HELD FOR SALE	297,133	291,031

DEFERRED GROWING COST	3,412,206	2,780,871

OTHER NONCURRENT ASSETS	11,457	10,814

TOTAL ASSETS	$18,550,137	$16,099,440

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,367,583	$1,363,217
Accrued payroll and payroll taxes	1,071,312	1,046,763
Deferred revenue	-	152,732
Capital lease liability - current portion	59,949	56,257
Notes payable to shareholders	26,000	26,000
Convertible notes payable	-	193,200
Total Current Liabilities	2,524,844	2,838,169

LONG-TERM LIABILITIES
Accrued interest payable	1,550,812	1,684,186
Accrued return on noncontrolling interest	3,361,676	2,907,678
Capital lease liability - long term portion	22,925	31,258
Convertible notes payable	567,000	567,000
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	10,612,602	10,300,311

EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
285,062,812 issued and outstanding	285,062	285,062
Additional paid-in capital	24,277,632	24,260,628
Accumulated deficit	(26,303,330)	(26,662,294)
Accumulated other comprehensive loss	(4,909)	(21,996)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(1,745,532)	(2,138,587)
Noncontrolling interests	7,158,223	5,099,547
Total equity (deficit)	5,412,691	2,960,960

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$18,550,137	$16,099,440

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Revenue	$153,935	$88,224
Subsidy Income	465,586	172,000
Total Revenue	619,521	260,224

Operating Expenses
General and administrative	627,467	570,529
Plantation operating costs	172,437	108,231

Total Operating Expenses	799,904	678,760

Loss from Operations	(180,383)	(418,536)

Other Income (Expenses)
Other income	19,662	19
Interest expense	(192,800)	(139,796)
Gain on settlement of liabilities	514,473	-
Foreign currency transaction gain	-	2,440

Net Other Income (Loss)	341,335	(137,337)

Income (Loss) from Continuing Operations	160,952	(555,873)

Loss from Discontinued Operations	(2,038)	(22,793)

Net Income (Loss)	158,914	(578,666)

Less Net Loss Attributable to the Noncontrolling Interest	200,050	374,190

Net Income (Loss) attributable to Global Clean Energy Holdings, Inc.	$358,964	$(204,476)

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Income (Loss) from Continuing Operations	$361,002	$(181,683)
Income (Loss) from Discontinued Operations	(2,038)	(22,793)
Net Income (Loss)	$358,964	$(204,476)

Basic Income (Loss) per Common Share:
Income (Loss) from Continuing Operations	$0.0013	$(0.0007)
Income (Loss) from Discontinued Operations	(0.0000)	(0.0001)
Net Income(Loss) per Common Share	$0.0013	$(0.0008)

Basic Weighted-Average Common Shares Outstanding	285,062,812	270,464,478

Diluted Income (Loss) per Common Share:
Income (Loss) from Continuing Operations	$0.0012	$(0.0007)
Income (Loss) from Discontinued Operations	(0.0000)	(0.0001)
Net Income(Loss) per Common Share	$0.0012	$(0.0008)

Diluted Weighted-Average Common Shares Outstanding	308,586,480	270,464,478
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Net Income (Loss)	$158,914	$(578,666)

Other Comprehensive Income - foreign currency
translation adjustment	1,198,522	296,394

Comprehensive Income (loss)	1,357,436	(282,272)

Add net loss attributable to the noncontrolling interest	200,050	374,190

Less other comprehensive income attributable to noncontrolling interest	(1,181,435)	(296,799)

Comprehensive Income (Loss) attributable to
Global Clean Energy Holdings, Inc.	$376,051	$(204,881)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
For the Periods Ended March 31, 2011 and 2012

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2010	13,000	$13	270,464,478	$270,464	$23,580,630	$(26,933,430)	$(2,195)	$4,241,945	$1,157,427

Contributions from noncontrolling interests	-	-	-	-	-	-	-	2,051,102	2,051,102
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-
Exercise of Warrants	-	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-	-
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	48,188	-	-	-	48,188
Accrual of preferential return for the
noncontrolling interests	-	-	-	-	-	-	-	(302,134)	(302,134)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(405)	296,799	296,394
Net income (loss) for the year ended December 31, 2011	-	-	-	-	-	(204,476)	-	(374,190)	(578,666)

Balance at March 31, 2011	13,000	$13	270,464,478	$270,464	$23,628,818	$(27,137,906)	$(2,600)	$5,913,522	$2,672,311

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2011	13,000	$13	285,062,812	$285,062	$24,260,628	$(26,662,294)	$(21,996)	$5,099,547	$2,960,960

Contributions from noncontrolling interests	-	-	-	-	-	-	-	1,531,290	1,531,290
Issuance of common stock for cash	-	-	-	-	-	-	-	-	-
Exercise of Warrants	-	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-	-
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	17,004	-	-	-	17,004
Accrual of preferential return for the
noncontrolling interests	-	-	-	-	-	-	-	(453,999)	(453,999)
Foreign currency translation gain (loss)	-	-	-	-	-	-	17,087	1,181,435	1,198,522
Net income (loss) for the year ended March 31, 2012	-	-	-	-	-	358,964	-	(200,050)	158,914

Balance at March 31, 2012	13,000	$13	285,062,812	$285,062	$24,277,632	$(26,303,330)	$(4,909)	$7,158,223	$5,412,691

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2012	2011
Cash Flows From Operating Activities
Net Income (loss)	$158,914	$(578,666)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Foreign currency transaction gain	-	(2,440)
Gain on settlement of liabilities	(514,473)	-
Share-based compensation	17,004	48,188
Depreciation	68,743	66,241
Changes in operating assets and liabilities:
Accounts receivable	-	(11,008)
Inventory	(23,010)	(424)
Other current assets	(37,655)	(41,763)
Deferred growing costs	(382,771)	(493,774)
Accounts payable and accrued expenses	202,837	119,918
Deferred revenue	(152,732)	-
Net Cash Used in Operating Activities	(663,143)	(893,728)
Cash Flows From Investing Activities
Plantation development costs	(474,084)	(606,558)
Purchase of property and equipment	(85,583)	(164,900)
Net Cash Used in Investing Activities	(559,667)	(771,458)
Cash Flows From Financing Activities
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	1,531,290	2,051,102
Payments on capital leases and notes payable	(12,206)	(11,448)
Net Cash Provided by Financing Activities	1,519,084	2,039,654
Effect of exchange rate changes on cash	45,235	20,671
Net Increase in Cash and Cash Equivalents	341,509	395,139
Cash and Cash Equivalents at Beginning of Period	676,780	1,096,618
Cash and Cash Equivalents at End of Period	$1,018,289	$1,491,757

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,220	$30,624
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$453,999	$302,135

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – History and Basis of Presentation

History

The company was originally incorporated under the laws of the State of Utah on November 20, 1991. Until 2007, the Company was a developmental-stage bio-pharmaceutical company engaged in the research, validation, and development of two drug candidates. In 2007, the Company decided to change its business and focus its efforts and resources on the emerging alternative energy fuels market. Accordingly, on September 7, 2007, we acquired certain trade secrets, know-how, business plans and relationships relevant to the cultivation and production of Jatropha. In 2008 we changed our name to “Global Clean Energy Holdings, Inc.” to reflect our energy agricultural business. In November 2009, we sold our remaining legacy bio-pharmaceutical assets to Curadis Gmbh.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2012, may not be indicative of the results that may be expected for the year ending December 31, 2012.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Accounting for Agricultural Operations

All costs incurred until the actual planting of the Jatropha Curcas plant are capitalized as plantation development costs, and are included in “Property and Equipment” on the balance sheet. Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with accounting standards for Agricultural Producers and Agricultural Cooperatives. The direct costs associated with each farm and the production of the Jatropha revenue streams have been deferred and accumulated as a noncurrent asset, “Deferred Growing Costs”, on the balance sheet. Other general costs without expected future benefits are expensed when incurred

Revenue Recognition

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

New Accounting Guidelines

In June 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The company has included on its financial statements  comprehensive income with this quarter ended March 31, 2012.

Note 2 - Earnings per share information

Profit/Loss per Common Share

Profit/Loss per share amounts are computed by dividing profit or loss applicable to the common shareholders of the Company by the weighted-average number of common shares outstanding during each period. Diluted profit or loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.

	For the Three Months Ended
	March 31,
	2012	2011
Net Income (loss)	$358,964	$(204,476)

Basic Weighted-Average Common Shares Outstanding	285,062,812	270,464,478
Effect of dilutive securities
Warrants	14,078,448	-
Options	9,445,220	-
Diluted Weighted-Average Common Shares Outstanding	308,586,480	270,464,478

Basic Income (loss) Per Common Share
Net Income (loss)	0.0013	(0.0008)
Diluted Income (loss) Per Common Share
Net Income (loss)	0.0012	(0.0008)

The Following stock options, warrants, convertible notes, and convertible preferred stock are currently antidilutive and have been excluded from the calculations of diluted profit or loss per share at March 31, 2012 and 2011, as follows:

	March 31,
	2012	2011

Convertible notes	18,900,000	19,028,671
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	10,507,214	26,475,662
Compensation-based stock options and warrants	65,036,263	68,831,483
	106,261,658	126,153,997

Note 3 – Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company generated income from continuing operations applicable to its common shareholders of $160,952 for the three-months  ended March 31, 2012  and a loss of $778,544  during the year ended December 31, 2011. The Company has an accumulated deficit applicable to its common shareholders of $26,303,330 at March 31, 2012.  The Company also used cash in operating activities of $663,143  and $2,933,448 during the three-month period ended March 31, 2012 and for the year ended December 31, 2011, respectively.  At March 31, 2012, the Company has negative working capital of $991,914 and a stockholders’ deficit attributable to its stockholders of $1,745,532.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the current business model.  In order to fund its new operations, the Company has received $15,471,558  in capital contributions from the preferred membership interest in GCE Mexico I, LLC, and has issued mortgages in the total amount of $5,110,189 for the acquisition of land.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable. In order to fund its new operations, the Company entered into an agreement with investors in order to form GCE Mexico I, LLC. These investors have made capital contributions as preferred members in GCE Mexico I, LLC equal to $15,471,558, and have loaned GCE Mexico I, LLC $5,110,189 which was used to fund the acquisition of land owned by the Asideros entities. The capital contributions provided by the investors fund the ongoing costs of developing and operating the Asideros farms, and also fund a portion of the Company’s overhead. However, the assets (including cash) belonging to GCE Mexico I, LLC and the Asideros entities can not be used by the Company to settle its obligations. As of March 31, 2012, the Company reports Cash and Cash Equivalents of $1,018,289, however this includes $884,087 that is allocable to GCE Mexico, I, LLC and the Asideros entities. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate new sources of revenues and to attract new equity investors. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Jatropha Business Venture

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

The original term of the agreement was twelve months.  Under the agreement, Mobius was required to supervise the hiring of certain staff to serve in management and operations roles of the Company, or to hire such persons to provide similar services to the company as independent contractors.  Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000.  The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided.  The Company terminated the agreement in July 2008, with the termination to become effective August 2008.  The Company had recorded liabilities to Mobius of $322,897 for accrued, but unpaid, compensation and costs as of March 31, 2012 and December 31, 2011.  However, the Company disputes these charges, and the additional amounts that Mobius claims that it is owed, and is currently in litigation with Mobius to resolve this liability.

GCE Mexico I, LLC and Subsidiaries

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

Note 5 - Investment Held for Sale

As all of TAL’s nursery capabilities have since been transferred to the Company’s other operations in Tizimin, Mexico and the Company is in the process of selling the land. The net assets have been reclassified as Investment Held for Sale at March 31, 2012 and at December 31, 2011; the promissory notes are netted against the net assets. The Net Assets, measured at fair value as of March 31, 2012 were $565,473 Belize Dollars (US $297,133 based on exchange rates in effect at March 31, 2012).

Note 6 – Property and Equipment

Property and equipment are as follows:

	March 31,	December 31,
	2012	2011

Land	$4,588,456	$4,217,604
Plantation development costs	7,888,809	6,945,617
Plantation equipment	1,370,301	1,199,503
Office equipment	114,414	110,031

Total cost	13,961,980	12,472,755
Less accumulated depreciation	(665,569)	(567,573)

Property and equipment, net	$13,296,411	$11,905,182

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

Note 7 – Accrued Payroll and Payroll Taxes

A significant portion of accrued payroll and payroll taxes relates to unpaid compensation for officers and directors that are no longer affiliated with the Company.  Accrued payroll taxes will become due upon payment of the related accrued compensation.

Accrued payroll and payroll taxes are composed of the following:

	March 31,	December 31,
	2012	2011

Accrued payroll, vacation, and related payroll taxes
for current officers	$990,495	$965,946
Other former officers and directors	77,750	77,750
Accrued payroll taxes on accrued compensation to
former officers and directors	3,067	3,067

Accrued payroll and payroll taxes	$1,071,312	$1,046,763

Note 8 – Debt

Notes Payable to Shareholders

The Company has notes payable to certain shareholders in the aggregate amount of $26,000 at March 31, 2012 and December 31, 2011.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $55,725 and $46,415 at March 31, 2012 and December 31, 2011, respectively.

As more fully disclosed in Note 3 the Company has promissory notes to the former shareholders of TAL in the amount of $526,462 Belize dollars, (US $276,634 based on exchange rates in effect at March 31, 2012), including capitalized interest of $10,322 Belize Dollars.  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The promissory notes matured on July 15, 2011, and were extended to August 15, 2012.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The warrants have been exercised in the quarter ending March 31, 2011 and the proceeds from that purchase were used for general corporate purposes. All of the proceeds from the issuance of the original debt were allocated to the Convertible Notes.  The Company used substantially all of the proceeds received from the sale of the convertible promissory notes to repay, in full, an outstanding promissory note in the amount of $475,000, plus accrued interest of $81,909.

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

Settlement of Liabilities

The Company has settled certain liabilities previously carried on the consolidated balance sheet, which settlements resulted in significant gains. The total gain on settlement of liabilities for the three months ended March 31, 2012 was $514,473 and the year ended December 31, 2011 was $1,024,076. This gain was primarily from the settlement or expiration of historic liabilities primarily incurred by prior management in connection with the discontinued pharmaceutical operations that had been on the Company’s records for several years. In addition, the Company determined that certain liabilities had been extinguished with the passage of time for collection under the laws.

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

A summary of the status of options and compensation-based warrants at March 31, 2012, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2011	74,731,483	$0.03	4.7 years	$192,033
Granted	-	-
Exercised	-	-		-
Expired	(250,000)	0.10

Outstanding at March 31, 2012	74,481,483	0.03	4.4 years	$206,882

Exercisable at March 31, 2012	55,156,483	$0.03	2.9 years	$186,807

At March 31, 2012, options to acquire 80,000 shares of common stock have no stated contractual life. The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  No options or warrants were issued in the three-month periods ended March 31, 2012 and 2011. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a March 31, 2012 closing price of $0.022 per share.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Share-based compensation from all sources recorded during the three months ended March 31, 2012 and 2011 was $17,004 and $48,188, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations. As of March 31, 2012, there is approximately $173,532 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately .92 years.

Stock Warrants

A summary of the status of the warrants outstanding at March 31, 2012, and changes during the three months then ended is presented in the following table:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual Life	Value

Outstanding at December 31, 2011	24,585,662	$0.01	1.75 years	$457,550

Issued	-	-
Exercised	-	-		$-
Expired	-	-

Outstanding at March 31, 2012	24,585,662	$0.01	1.50 years	$314,184

Note 10 - Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the three-month period ended March 31, 2012 and year ended December 31, 2011, Income from Discontinued Operations consists of the foreign currency transaction gains related to current liabilities associated with the discontinued operations that are denominated in Euros.

Note 11 – Subsequent Events

In April 2012 the Company issued 8,620,690 shares, at a share price of $.029 per share, to an accredited investor for cash proceeds paid to the Company of $250,000. The proceeds from this sale were used for general corporate purposes.

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

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “GCEH,” “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Delaware corporation (which used to be a Utah corporation until July 19, 2011), formerly known as Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes all of this company's U.S. and foreign wholly-owned subsidiaries through which this company conducts certain of its operations. To the extent applicable, depending on the context of the disclosure, the terms “we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC, a Delaware limited liability company that we manage, and in which we own 50% of the common membership interests.

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
•
Own, operate and manage Jatropha farms through joint ownership agreements. We currently operate two farms located in Mexico under joint ownership arrangements: the first farm comprises 5,149 acres; the second farm, consisting of 3,700 acres. The first farm is fully planted. We completed planting the second farm by the end of March 2012.  In 2011, through our joint venture, we have also acquired approximately 5,600 acres that is located in Mexico near our other two farms. We intend to commence developing this land into a third Jatropha farm later in 2012.

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

In addition to generating revenues from the sale of non-food based plant oils and biomass, our goal is to monetize the carbon credits from the farms we own and manage. Under the 1997 Kyoto Protocol, a worldwide carbon credit trading market has been established where sellers sell their excess carbon credits and buyers purchase the carbon credits they need to meet their greenhouse gas reduction requirements. We have commenced the certification process necessary to sell carbon credits.  However, to date, we have not yet made any carbon credit sales.

Organizational History/Current Operations

This company was originally incorporated under the laws of the State of Utah on November 20, 1991. In 2007, we entered the bio-fuels business. On July 19, 2010, we changed our state of incorporation to the State of Delaware.

Our bio-fuels operations in Latin America are managed through our wholly owned subsidiary in Mexico, Globales Energia Renovables. Our principal farming operations are conducted on two farms, consisting of an aggregate of 8,849 acres located near the town of Tizimin in the State of Yucatan, Mexico. The following is a summary of certain factors relevant to an understanding of the operations of the Tizimin farms:

1.
The Jatropha plants in a portion of the first 5,149 acre farm in Mexico have now matured sufficiently to produce seeds. The trees that were initially planted after we commenced operations in Mexico in October 2009 are now starting to mature. As a result, we anticipate that harvests of Jatropha seeds will commence and increase in 2012 and thereafter, increasing our future revenues from our Mexican operations.

2.
Our Mexican operations are eligible for agricultural and other subsidies provided to certain farming operations by the federal government of Mexico. To date we have received a total of $1,388,000 in governmental subsidy payments, with additional amounts expected to be received later in 2012. These subsidies are spent in Mexico and help defray some of the initial start-up costs that we have incurred in establishing these farms.

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

6.	Total capital paid for land and expenses and operations, since inception, for the two operating farms in the Tizimin area (through March 31, 2012) was $15,471,558.
7.
In 2011 we entered into a services agreement to provide advisory services related to the development of a Jatropha farm in the Caribbean. In the quarter ended March 31, 2012, we recognized $153,935 of farm advisory revenues from the services related to the Caribbean development. In connection with providing these services, we leased approximately five hectares of land in the Caribbean to develop a research farm to provide these Jatropha development and evaluation services, in anticipation of a larger development for this same customer. We have also provided advisory services for companies related to potential use of Jatropha farming and the use of the products in the United States, South America and Africa.

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

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note A to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations

Revenues. During the three-month period ended March 31, 2012 we recognized revenue of $619,521 as compared with $260,224 for the same period in 2011. The revenues that we generated in 2012 and 2011 represented (i) fees for Jatropha related advisory services we rendered to third parties, (ii) subsidies from government agencies, and (iii) sales of Jatropha oil and Jatropha seeds and other products (waste wood, Jatropha seed husks, etc.). The increase in revenues compared with the same period in 2011 is the result of the receipt of government subsidies, an increase in our Jatropha farm advisory services to third parties and, increased revenues generated from the sale of our Jatropha farm products. Our goal is to increase the amount of advisory and management services that we render to third parties in 2012 and beyond. In addition, some of the Jatropha trees that we first planted three years ago are maturing, and we anticipate that sales of Jatropha seeds will become a material source of revenues for our Mexican operations.

General and Administrative Expenses. Our general and administrative expenses related to the three-month period ended March 31, 2012 were $627,467 compared to $570,529 for the same period in 2011. General and administrative expense principally includes officer compensation; outside services, such as legal, accounting, and consulting expenses; share-based compensation; and other general expenses such as insurance, occupancy costs, travel, etc. The net increase in general and administrative expenses for the three months ended March 31, 2012, compared to the prior year was principally the result of increased administrative staffing and other administrative costs related to, and as a result of the continuing expansion of operations of our Tizimin farms.

Plantation Operating Costs. For the three-month period and ended March 31, 2012, we recorded Plantation Operating Costs from the operations of the farms of $172,437, as compared with $108,231 in the same period in 2011. This increase is related to the expansion of operations

Other Income/Expense. The principal component of Other Income/Expense for the March 31, 2012 fiscal quarter was the $514,473 gain that we recognized from the settlement of liabilities.  Gain on settlement of liabilities represents gains we realized by discharging historic liabilities (most of which were incurred while this company operated as a developmental-stage bio-pharmaceutical company) at less than the accrued amount of such liabilities.  There was a gain of $514,473 due to the extinguishment of promissory notes and other obligations.  Another significant component of Other Income/Expense for the current period is accrued mortgage interest. Interest expense for the three-month period ended March 31, 2012, was $192,800, compared to $139,796 for the three month period ended March 31, 2011, respectively. As of March 31, 2012, we owned approximately 15,000 acres of land in Mexico that is subject to interest bearing mortgages. Because we purchased additional land in the fourth quarter of 2011, we did not pay interest on the additional mortgages during the entire first quarter of 2011.

Income (Loss) from Discontinued Operations. During the three-month period ended March 31, 2012, we recognized a loss from discontinued operations of $2,038, compared to a loss from discontinued operations of $22,793 for the comparable period in 2011. The income or loss from discontinued operations for the three-month period ended March 31, 2012 and 2011 principally relates to foreign currency exchange rate gains or losses on liabilities associated with our former bio-pharmaceutical business, which are denominated in euros.

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

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded net income of $358,964 for the three-month period ending March 31, 2012, as compared to a net loss of $204,476 for the three month period in 2011. We will continue to accrue interest on the mortgages that encumber the Tizimin, Mexico, farms.  Although we anticipate that revenues from both our Jatropha operations and our advisory services will increase, we are unable to forecast if, or when such revenues will exceed our operating expenses.

Liquidity and Capital Resources

As of March 31, 2012, we had $1,018,289 in cash or cash equivalents and had a working capital deficit of $991,914, as compared with $676,780 in cash and a working capital deficit of $1,726,627 as of December 31, 2011. Only $98,524 of our cash/cash equivalent balances as of March 31, 2012 represent funds to be used for general corporate purposes, with the remaining balance anticipated to be used in the operations of the Tizimin, Mexico farms owned by that joint venture. As a result, the GCE Mexico I, LLC funds will not be available to us for our working capital or other purposes, and are not available to us to reduce our indebtedness. In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of additional securities, additional borrowings, or from an increase in operating revenues. Outstanding indebtedness at March 31, 2012 totaled $13,137,446. The existence of the foregoing working capital deficit and liabilities is expected to negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.

To date, we have funded our corporate overhead and other public company costs and expenses from (i) the sale of securities, (ii) monthly payments we receive from our GCE Mexico I, LLC joint venture, and (iii) fees we receive for providing Jatropha related advisory services to third parties. During the three-month period ended March 31, 2012, we received overhead reimbursements of $84,531 from GCE Mexico I, LLC.  We anticipate that our overhead reimbursements for the balance of the current fiscal year will continue at no less than the foregoing rate.  In April 2012, we raised $250,000 from the sale of share of our common stock (at a price of $0.03 per share).  In addition, we anticipate that that we will continue to receive advisory service fees in the near term.  The amount of cash on hand and the anticipated cash receipts from GCE Mexico and the advisory service clients will not, however, be sufficient to fund our working capital needs for the next twelve months.  Furthermore, we do not have sufficient financial resources to fund our business plan (which includes the purchase of our own Jatropha farms and other capital outlays). Accordingly, unless we enter into additional advisory service agreements or otherwise receive cash proceeds (see the description regarding the sale of the Belize property below), we will have to obtain additional funding from the sale of our securities to fund our cash needs.  No assurance can be given that we will be able to raise additional capital or that such additional capital will be on terms favorable to the company and its shareholders.

Our business plan contemplates that we will significantly expand our Jatropha business and operations (including establishing additional Jatropha farms that are owned and operated by us for our own account in Mexico and other locations). Although we anticipate that revenues from the Jatropha farms we currently own through our GCE Mexico I, LLC joint venture in Mexico will commence in the second quarter of 2012 and increase significantly thereafter, net cash generated from those operations will first have to be used to repay the capital contributed by our joint venture investors (plus their preferred return), for a combined total of $18,833,234 as of March 31, 2012.  As a result, the improving operations of the Mexico farms will not produce short-term cash for us that we can use for our business plan, for working capital purposes, or for the acquisition of additional Jatropha farms. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms for our own account. Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures.

Effective July 2, 2009, we purchased all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), from its four shareholders. TAL owned and operated a 400-acre farm in subtropical Belize, Central America. The Belize farm is inactive, and we are currently attempting to sell the farm.  In connection with the purchase of all of the shares of TAL, we issued to the sellers, among other consideration, promissory notes in the aggregate amount of $516,139 Belize Dollars (US $268,682 based on exchange rates in effect at May 4, 2012), which notes are secured by a mortgage on the 400-acre farm.  The new maturity date of the promissory notes currently is August 15, 2012.  If we are able to sell the Belize farm before August 15, 2012 at the approximate fair market value of that land, we will receive sufficient sale proceeds to repay the TAL notes in full and will also generate additional proceeds for our working capital purposes.  No assurance can be given that we will be able to sell the Belize farm.  If the farm is not sold by August 15, 2012, we will have to ask the noteholders for an extension or face possible foreclosure of the loans.

We presently do not have any available credit, bank financing or other external sources of liquidity. In the absence of additional outside funding (including proceeds from the sale of our securities, or entering into other joint venture relationships), we do not have the ability to expand our business or acquire our own Jatropha farms. If we issue additional equity or debt securities to fund our future capital needs, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Should we not be able to increase the amount of revenues we receive from our advisory services and/or raise additional debt or equity funding, we will have to scale back our current and proposed operations or take other actions to preserve our on-going operations.

On December 22, 2009, we sold all patents, rights, and data associated with our legacy pharmaceutical assets to Curadis GmbH for 350,000 Euros and a revenue sharing arrangement that could pay up to 2,000,000 Euros should such legacy pharmaceutical assets ever be commercialized by the buyer.  In February 2012 Curadis GmbH informed us that it had licensed some of the ancillary patents and rights to an affiliated cosmetics company.  As part of that licensing arrangement, Curadis GmbH paid us an up-front licensing fee of 15,000 Euros, and agreed to pay us a royalty of 4.5% of all net sales of products sold using the licensed technology.  Curadis further agreed that if we do not receive royalty payments, on a cumulative basis, of 300,000 Euros under this cosmetics license by December 31, 2014, the licensed patents will be returned to us.  Curadis has also informed us that it is hopeful that the other, non-cosmetics legacy pharmaceutical assets will be commercialized within the next two to three years.  We will continue to maintain a security interest in such assets until such time as, if ever, we are paid a total of 2,000,000 Euros.  While we anticipate that we will receive additional payments from Curadis under this new license, the amount and timing of such license payments are unknown and are not expected to significantly contribute in 2012 to our liquidity.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

Not applicable

ITEM 1A. RISK FACTORS.

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2011. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Foreclosure of Belizean Jatropha Farm. We currently owe the four former owners of our 400-acre farm in Belize, Central America, loans in the aggregate amount of $516,139 Belize Dollars (US $268,682 based on exchange rates in effect at May4, 2012), which loans are secured by a lien on the 400-acre farm. We are currently planning an orderly disposition of this land that will enable us to repay the loans and realize a gain on our investment. The promissory notes matured on July 15, 2011, and were extended to August 15, 2012.

Agricultural Risks – General. Agricultural operations are expected to generate a large portion of our future revenues. Agriculture operations are subject to a wide variety of risks including product pricing due to variations in supply and demand, weather, disease, input costs and product yield.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any shares during the three-month period ended March 31, 2012.  However, on April 4, 2012, we sold 8,620,690 shares of our common stock to an accredited investor at a price of $0.029 per share for cash proceeds of $250,000.  The sale of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION

In accordance with the employment term sheet we entered into on November 16, 2011, Mr. Gregory S. Cardenas’ employment as our Executive Vice President and Chief Financial Officer was terminated.  Richard Palmer, our Chief Executive Officer, has assumed the role as interim Chief Financial Officer until a new Chief Financial Officer is hired.

ITEM 6. EXHIBITS

10.1	Amended and Restated Limited Liability Company Agreement of GCE Mexico I, LLC, a Delaware Limited Liability Company, Amendment and Restatement March 28, 2011
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base
101.DEF	XBRL Taxonomy Extension Definition Link base Document
101.LAB	XBRL Taxonomy Extension Label Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2012                                                                                  GLOBAL CLEAN ENERGY HOLDINGS, INC.

       By: /s/ RICHARD PALMER
       Chief Executive Officer and interim
       Chief Financial Officer