Form 10-Q
period 2012-06-30
Global Clean Energy Holdings, Inc.
filed 2012-08-07
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of  July 31, 2012, the issuer had 293,683,502 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.

For the quarter ended June 30, 2012

FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$960,603	$676,780
Accounts receivable	69,289	2,279
Inventory	137,705	104,782
Other current assets	470,506	327,701
Total Current Assets	1,638,103	1,111,542

PROPERTY AND EQUIPMENT, NET	13,088,816	11,905,182

INVESTMENT HELD FOR SALE	297,133	291,031

DEFERRED GROWING COST	3,649,763	2,780,871

OTHER NONCURRENT ASSETS	10,988	10,814

TOTAL ASSETS	$18,684,803	$16,099,440

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,486,771	$1,363,217
Accrued payroll and payroll taxes	1,005,905	1,046,763
Deferred revenue	-	152,732
Capital lease liability - current portion	52,429	56,257
Notes payable to shareholders	26,000	26,000
Convertible notes payable	-	193,200
Total Current Liabilities	2,571,105	2,838,169

LONG-TERM LIABILITIES
Accrued interest payable	1,743,198	1,684,186
Accrued return on noncontrolling interest	3,855,179	2,907,678
Capital lease liability - long term portion	14,181	31,258
Convertible notes payable	567,000	567,000
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	11,289,747	10,300,311

EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
293,683,502 and 285,062,812 issued and outstanding	293,683	285,062
Additional paid-in capital	24,555,857	24,260,628
Accumulated deficit	(26,706,213)	(26,662,294)
Accumulated other comprehensive loss	(17,354)	(21,996)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(1,874,014)	(2,138,587)
Noncontrolling interests	6,697,965	5,099,547
Total equity (deficit)	4,823,951	2,960,960

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$18,684,803	$16,099,440

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$55,501	$111,328	$209,436	$99,552
Subsidy Income	-	-	465,586	272,000
Total Revenue	55,501	111,328	675,022	371,552

Operating Expenses
General and administrative	624,910	518,665	1,252,377	1,089,194
Plantation operating costs	198,460	18,140	351,244	126,371

Total Operating Expenses	823,370	536,805	1,603,621	1,215,565

Loss from Operations	(767,869)	(425,477)	(928,599)	(844,013)

Other Income (Expenses)
Other income	48	29	57	48
Interest expense	(215,327)	(124,272)	(408,127)	(264,068)
Gain on settlement of liabilities	-	-	514,473	-
Foreign currency transaction gain (loss)	(1,044)	-	(1,044)	2,440

Net Other Income (Loss)	(216,323)	(124,243)	105,359	(261,580)

Loss from Continuing Operations	(984,192)	(549,720)	(823,240)	(1,105,593)

Income (Loss) from Discontinued Operations	340	(9,421)	(1,698)	(32,214)

Net Loss	(983,852)	(559,141)	(824,938)	(1,137,807)

Less Net Loss Attributable to the Noncontrolling Interest	(580,969)	(310,232)	(781,019)	(684,422)

Net Loss attributable to Global Clean Energy Holdings, Inc.	$(402,883)	$(248,909)	$(43,919)	$(453,385)

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Loss from Continuing Operations	$(403,223)	$(239,488)	$(42,221)	$(421,171)
Income (Loss) from Discontinued Operations	340	(9,421)	(1,698)	(32,214)
Net Loss	$(402,883)	$(248,909)	$(43,919)	$(453,385)

Basic Income (Loss) per Common Share:
Loss from Continuing Operations	$(0.0014)	$(0.0009)	$(0.0001)	$(0.0016)
Income (Loss) from Discontinued Operations	0.0000	(0.0000)	(0.0000)	(0.0001)
Net Loss per Common Share	$(0.0014)	$(0.0009)	$(0.0002)	$(0.0017)

Basic Weighted-Average Common Shares Outstanding	293,304,571	272,523,214	289,183,691	271,499,533

Diluted Income (Loss) per Common Share:
Loss from Continuing Operations	$(0.0014)	$(0.0007)	$(0.0001)	$(0.0017)
Income (Loss) from Discontinued Operations	0.0000	(0.0000)	(0.0000)	(0.0001)
Net Loss per Common Share	$(0.0014)	$(0.0007)	$(0.0002)	$(0.0018)

Diluted Weighted-Average Common Shares Outstanding	293,304,571	272,523,214	289,183,691	271,499,533

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Loss	$(983,852)	$(559,141)	$(824,938)	$(1,137,807)

Other comprehensive income - foreign currency
translation adjustment	1,125,032	94,896	73,490	391,290

Comprehensive Income (Loss)	141,180	(464,245)	(751,448)	(746,517)

Add net loss attributable to the noncontrolling interest	580,969	310,232	781,019	684,422

Less other comprehensive income attributable to noncontrolling interest	(1,112,584)	(98,049)	(68,848)	(394,848)

Comprehensive Loss Attributable to
Global Clean Energy Holdings, Inc.	$(390,435)	$(252,062)	$(39,277)	$(456,943)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
For the Periods Ended June 30, 2011 and 2012

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2010	$13,000	$13	$270,464,478	$270,464	$23,580,630	$(26,933,430)	$(2,195)	$4,241,945	$1,157,427
Share-based compensation, common stock issued for services			625,000	625	11,875				12,500
Contributions from noncontrolling interests	-	-	-	-	-	-	-	3,239,742	3,239,742
Exercise of Warrants	-	-	1,890,000	1,890	54,810	-	-	-	56,700
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	66,355	-	-	-	66,355
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(654,706)	(654,706)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(3,557)	394,847	391,291
Net loss for the year ended June 30, 2011	-	-	-	-	-	(453,385)	-	(684,422)	(1,137,807)

Balance at June 30, 2011	$13,000	$13	$272,979,478	$272,979	$23,713,670	$(27,386,815)	$(5,752)	$6,537,406	$3,131,502

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2011	$13,000	$13	$285,062,812	$285,062	$24,260,628	$(26,662,294)	$(21,996)	$5,099,547	$2,960,960

Contributions from noncontrolling interests	-	-	-	-	-	-	-	3,258,090	3,258,090
Issuance of common stock for cash	-	-	8,620,690	8,621	241,379	-	-	-	250,000
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	53,850	-	-	-	53,850
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(947,501)	(947,501)
Foreign currency translation gain (loss)	-	-	-	-	-	-	4,642	68,848	73,490
Net loss for the year ended June 30, 2012	-	-	-	-	-	(43,919)	-	(781,019)	(824,938)

Balance at June 30, 2012	$13,000	$13	$293,683,502	$293,683	$24,555,857	$(26,706,213)	$(17,354)	$6,697,965	$4,823,951

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(824,938)	$(1,137,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	1,044	(2,440)
Gain on settlement of liabilities	(514,473)	-
Share-based compensation	53,850	78,855
Depreciation	134,393	135,155
Changes in operating assets and liabilities:
Accounts receivable	(68,712)	(739)
Inventory	(30,737)	(71,756)
Other current assets	(76,473)	(126,540)
Deferred growing costs	(810,819)	(1,006,558)
Accounts payable and accrued expenses	432,536	369,047
Deferred revenue	(152,732)	-
Other noncurrent assets	(3,324)	-
Net Cash Used in Operating Activities	(1,860,384)	(1,762,783)
Cash Flows From Investing Activities
Purchase of land	-	(18,900)
Plantation development costs	(1,042,200)	(1,257,514)
Purchase of property and equipment	(217,824)	(221,136)
Net Cash Used in Investing Activities	(1,260,024)	(1,497,550)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	250,000	-
Proceeds from exercise of warrants	-	56,700
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	3,258,090	3,239,742
Payments on capital leases and notes payable	(23,229)	(22,449)
Net Cash Provided by Financing Activities	3,484,861	3,273,993
Effect of exchange rate changes on cash	(80,630)	25,155
Net Increase in Cash and Cash Equivalents	283,823	38,815
Cash and Cash Equivalents at Beginning of Period	676,780	1,096,618
Cash and Cash Equivalents at End of Period	$960,603	$1,135,433

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$30,764	$42,055
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$947,501	$654,706
Shares issued for services	-	13,125
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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.  The results of operations for the six months ended June 30, 2012, may not be indicative of the results that may be expected for the year ending December 31, 2012.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

All outstanding stock options, warrants, convertible notes, and convertible preferred stock are currently antidilutive and have been excluded from the calculations of diluted profit or loss per share at June 30, 2012 and 2011, as follows:
	June 30,
	2012	2011

Convertible notes	18,900,000	19,028,671
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	24,585,662	26,475,662
Compensation-based stock options and warrants	74,481,483	68,831,483
	106,261,658	126,153,997

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

New Accounting Guidelines

In June 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The company has included a condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2012 and 2011.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $823,240 and of $1,105,593 for the six-months ended June 30, 2012 and  June 30, 2011 respectively, and has an accumulated deficit applicable to its common shareholders of $26,706,213 at June 30, 2012.  The Company also used cash in operating activities of $1,860,384 and $1,762,783 during the six-month periods ended June 30, 2012 and June 30, 2011, respectively.  At June 30, 2012, the Company has negative working capital of $933,000 and a stockholders’ deficit attributable to its stockholders of $1,874,014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the current business model.  In order to fund its new operations, the Company has received $17,198,358  in capital contributions from the preferred membership interest in GCE Mexico I, LLC, and has issued mortgages in the total amount of $5,110,189 for the acquisition of land.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The original term of the agreement was twelve months.  Under the agreement, Mobius was required to supervise the hiring of certain staff to serve in management and operations roles of the Company, or to hire such persons to provide similar services to the company as independent contractors.  Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000.  The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided.  The Company terminated the agreement in July 2008, with the termination to become effective August 2008.  The Company had recorded liabilities to Mobius of $322,897 for accrued, but unpaid, compensation and costs as of June 30, 2012 and December 31, 2011.  However, the Company disputes these charges, and the additional amounts that Mobius claims that it is owed, and is currently in litigation with Mobius to resolve this liability.

LODEMO Agreement

On October 15, 2007, the Company entered into a service agreement with Corporativo LODEMO S.A DE CV, a Mexican corporation (the LODEMO Group), to provide services related to the establishment, development, and day-to-day operations of the Company’s Jatropha Business in Mexico.  The Company had agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement had a 20-year term but could  be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of work previously performed by LODEMO was reduced and modified based upon certain labor functions being provided internally by the Company and by Asideros, the Company’s Mexican subsidiary, on a go-forward basis.  This agreement was cancelled in 2009.  As of June 30, 2012 and as of December 31, 2011, the Company’s financial statement reflect that it owes the LODEMO Group $251,500 for accrued, but unpaid, compensation and cost.  The Company disputes the total of these charges and is currently in discussions with LODEMO to resolve this liability.

GCE Mexico I, LLC and Subsidiaries

GCE Mexico was organized primarily to facilitate the acquisition of the initial 5,000 acres of farm land (the Jatropha Farm) in the State of Yucatan in Mexico to be used primarily for the (i) cultivation of Jatropha curcas, (ii) the marketing and sale of the resulting fruit, seeds, or pre-processed crude Jatropha oil, whether as biodiesel, feedstock, biomass or otherwise, and (iii) the sale of carbon value, green fuel value, or renewable energy credit value (and other similar environmental attributes) derived from activities at the Jatropha Farm.

Under the LLC Agreement, the Company owns 50% of the issued and outstanding common membership units of GCE Mexico.  The remaining 50% of the common membership units was issued to five of the Investors.  The Company and the other owners of the common membership interest were not required to make capital contributions to GCE Mexico.

In addition, two of the Investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico in installments and as required, fund the development and operations of the Jatropha Farm.  The preferred members have made capital contributions of $3,258,090 and $3,239,742 during the six-month periods ended June 30, 2012 and 2011, respectively, and total contributions of $17,198,358  have been received by GCE Mexico from these Investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the Investors, as requested by management and as required by the operation in 2011 and the following years.  These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest.  The preferential return increased $947,501, and $654,706 during the six-month periods ended June 30, 2012 and 2011, respectively, and totals $3,855,179 since the execution of the LLC Agreement.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Two investors holding the preferred membership units of GCE Mexico also directly funded the purchase by Asideros I of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282, The land was acquired in the name of Asideros I and Asideros I issued a mortgage in the amount of $2,051,282 in favor of these two investors. These two investors also directly funded the purchase by Asideros 2 of approximately 4,500 acres, and a second parcel by Asideros 2 of approximately 600 acres on land adjacent to the land owned by Asideros I by the total payment of $963,382. The land was acquired in the name of Asideros 2 and Asideros 2 issued mortgages in the amount of $963,382 in favor of these two investors. These mortgages bear interest at the rate of 12% per annum, payable quarterly. The Board has directed that this interest shall continue to accrue until such time as the Board determines that there is sufficient cash flow to pay all accrued interest. The initial mortgage, including any unpaid interest, is due in April 2018. The second mortgage, including any unpaid interest, is due in February 2020.

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

Note 4 - Investment Held for Sale

All of TAL’s nursery capabilities have since been transferred to the Company’s other operations in Tizimin, Mexico and the Company is in the process of selling the land. The net assets have been reclassified as Investment Held for Sale at June 30, 2012 and at December 31, 2011; the promissory notes are netted against the net assets. The Net Assets, as of June 30, 2012 were $565,473 Belize Dollars (US $297,133 based on exchange rates in effect at June 30, 2012).

Note 5 – Property and Equipment

Property and equipment are as follows:

	June 30,	December 31,
	2012	2011

Land	$4,318,216	$4,217,604
Plantation development costs	7,930,464	6,945,617
Plantation equipment	1,437,419	1,199,503
Office equipment	111,701	110,031

Total cost	13,797,800	12,472,755
Less accumulated depreciation	(708,984)	(567,573)

Property and equipment, net	$13,088,816	$11,905,182

Commencing in June 2008, Asideros I purchased certain equipment for purposes of rapidly clearing the land, preparing the land for planting, and planting the Jatropha trees.  The Company has capitalized farming equipment and costs related to the development of land for farm use in accordance with generally accepted accounting principles for accounting by agricultural producers and agricultural cooperatives.  Plantation equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years.  Depreciation expense has been capitalized as part of plantation development costs through the date that the plantation becomes commercially productive.  The initial plantations were deemed to be commercially productive on October 1, 2009, at which date the Company commenced the depreciation of plantation development costs over estimated useful lives of 10 to 35 years, depending on the nature of the development.  Developments and other improvements with indefinite lives are capitalized and not depreciated.  Other developments that have a limited life and intermediate-life plants that have growth and production cycles of more than one year are being depreciated over their useful lives once they are placed in service.  The land, plantation development costs, and plantation equipment are located in Mexico and in Belize.

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

Accrued payroll and payroll taxes are composed of the following:

	June 30,	December 31,
	2012	2011

Accrued payroll, vacation, and related payroll taxes
for current officers	$925,088	$965,946
Other former officers and directors	77,750	77,750
Accrued payroll taxes on accrued compensation to
former officers and directors	3,067	3,067

Accrued payroll and payroll taxes	$1,005,905	$1,046,763

Note 7 – Debt

Notes Payable to Shareholders

The Company has notes payable to certain shareholders in the aggregate amount of $26,000 at June 30, 2012 and December 31, 2011.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $55,725 and $46,415 at June 30, 2012 and December 31, 2011, respectively.

As more fully disclosed in Note 4 the Company has promissory notes to the former shareholders of TAL in the amount of $526,462 Belize dollars, (US $276,634 based on exchange rates in effect at June 30, 2012), including capitalized interest of $10,322 Belize Dollars.  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were due on July 15, 2011 and have been extended until August 15, 2012.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Settlement of Liabilities

The Company has settled certain liabilities previously carried on the consolidated balance sheet, which settlements resulted in significant gains. The total gain on settlement of liabilities for the six months ended June 30, 2012 was $514,473. This gain was primarily from the settlement or expiration of historic liabilities primarily incurred by prior management in connection with the discontinued pharmaceutical operations that had been on the Company’s records for several years. In addition, the Company determined that certain liabilities had been extinguished with the passage of time for collection under the laws.

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

In April 2012, the Company issued shares to an accredited investor for cash proceeds paid to the Company of $250,000. The proceeds from this sale were used for general corporate purposes.

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

A summary of the status of options and compensation-based warrants at June 30, 2012, and changes during the six months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2011	74,731,483	0.03	4.7 years	$192,033
Granted	-	-
Exercised	-	-		-
Expired	(250,000)	0.10

Outstanding at June 30, 2012	74,481,483	0.03	4.2 years	$206,882

Exercisable at June 30, 2012	53,731,483	$0.03	2.8 years	$174,807

At June 30, 2012, options to acquire 80,000 shares of common stock have no stated contractual life. The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  No options or warrants were issued in the six-month period ended June 30, 2012 and 1,350,000 of options were issued the six months ended June 30, 2011. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a June 30, 2012 closing price of $0.022 per share.

Share-based compensation from all sources recorded during the six months ended June 30, 2012 and 2011 was $53,850 and $78,855, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations. As of June 30, 2012, there is approximately $173,533 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately .84 year.

Stock Warrants

A summary of the status of the warrants outstanding at June 30, 2012, and changes during the six months then ended is presented in the following table:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Weighted
		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual life	Value

Outstanding at December 31, 2011	24,585,662	0.01	1.75 years	$457,550

Issued	-	-
Exercised	-	-		$-
Expired	-	-

Outstanding at June 30, 2012	24,585,662	0.01	1.25 years	$314,184

Note 9 - Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the six-month period ended June 30, 2012 and year ended December 31, 2011, Income from Discontinued Operations consists of the foreign currency transaction gains or losses related to current liabilities associated with the discontinued operations that are denominated in Euros.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans to cultivate, produce and market non-food based feedstock for applications in the bio-fuels market, any projections of the date and amount of our Jatropha harvests, forecasts regarding our revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

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
•
Own, operate and manage Jatropha farms through joint ownership agreements. We currently operate two farms located in Mexico under joint ownership arrangements: the first farm comprises 5,149 acres; the second farm, consisting of 3,700 acres. The first farm is fully planted. We completed planting the second farm by the end of March 2012.  In 2011, through our joint venture, we have also acquired approximately 5,600 acres that is located in Mexico near our other two farms.  Depending on our development activities related to our first two jointly-owned farms, we intend to commence developing this land into a third Jatropha farm later in 2012.

•
Provide Jatropha farm development and management services to third party owners of Jatropha farms. We currently provide such development and advisory services with respect to a Jatropha farm located in the Caribbean, Mexico, Central America and Africa, and we plan to expand this initiative.

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

1.
The Jatropha plants in a portion of the first 5,149 acre farm in Mexico have now matured sufficiently to produce seeds. The trees that were initially planted after we commenced operations in Mexico in October 2009 are now starting to mature. As a result, we anticipate that harvests of Jatropha seeds will commence in 2012 and increase thereafter.

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

4.
Fruit and seed handling, seed storage, oil extraction facilities, germplasm resources, and livestock (sheep) capabilities are all being expanded in anticipation of our growing Jatropha operations. We have recently leased land in Tizimin where we will expand our oil extraction capabilities to support our expected harvests in 2012 and beyond.

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

6.	Total capital paid for land, expenses and operations, since inception, for the two operating farms in the Tizimin area (through June 30, 2012) is $22,309,000.
7.
In 2012 we entered into a services agreement to provide advisory services related to the development of a Jatropha farm in the Caribbean. In the quarter ended June 30, 2012, we recognized $65,000 of farm advisory revenues from the services related to the Caribbean development. In connection with providing these services, we leased a small parcel of land in the Caribbean to develop a research farm to provide these Jatropha development and evaluation services, in anticipation of a larger development for this same customer. We have also provided advisory services for companies related to potential use of Jatropha farming and the use of the products in the United States, South America and Africa.

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

Results of Operations

Revenues. During the three- and six-month period ended June 30, 2012 we recognized revenue of $55,501 and $675,022, respectively, as compared with $111,328 and $371,552 for the same periods in 2011. The revenues that we generated in 2012 and 2011 represented (i) fees for Jatropha related advisory services we rendered to third parties, (ii) agricultural subsidies received from Mexican governmental agencies, and (iii) sales of Jatropha oil and Jatropha seeds and other products (waste wood, Jatropha seed husks, etc.).  Revenues during the three-month period ended June 30, 2012 decreased by $55,827 from the comparable 2011 fiscal quarter due to a decrease in advisory service revenues and, in particular, because we did not receive any subsidy income in the 2012 fiscal quarter.  In the same fiscal quarter in 2011, we received $172,000 in agricultural subsidies from the Mexican government.  The increase in revenues for the six-month period ended June 30, 2012 compared with the same period in 2011 is primarily the result of the receipt of $466,000 of government subsidies that we received in the first quarter of fiscal 2012, as well as an increase in our Jatropha farm advisory services to third parties and an increase in revenues generated from the sale of our Jatropha farm products.  In the short term, our goal is to increase the amount of advisory and management services that we render to third parties in order to generate revenues to fund our corporate working capital needs.  In the longer term, our goal is to generate substantial revenues from the Jatropha trees that we first planted three years ago, which trees are now maturing.  We anticipate that sales of Jatropha seeds will become a material source of revenues for our Mexican operations.

General and Administrative Expenses. Our general and administrative expenses related to the three- and six-month periods ended June 30, 2012 were $624,910 and $1,252,377 compared to $518,665 and $1,089,194 for the same periods in 2011. General and administrative expense principally includes officer compensation; outside services, such as legal, accounting, and consulting expenses; share-based compensation, and other general expenses such as insurance, occupancy costs, and travel.  The net increase in general and administrative expenses for both the three months and six months ended June 30, 2012, compared to the same periods in 2011 was principally the result of increased administrative staffing and other administrative costs related to, and as a result of the continuing expansion of operations of our Tizimin, Mexico, farms.

Plantation Operating Costs. For the three- and six-month periods ended June 30, 2012, we recorded Plantation Operating Costs from the operations of the farms of $198,460 and $351,244, as compared with $18,140 and $126,371 in the same period in 2011. This increase was due to increased farming activities at our second Mexico farm.

Other Income/Expense.  Interest expense for the three- and six-month periods ended June 30, 2012, increased from $215,327and $408,127, respectively, to $124,272 and $264,068 for the comparable three- and six month periods ended June 30, 2011.  As of June 30, 2012, we owned approximately 15,000 acres of land in Mexico that is subject to interest bearing mortgages.  Because we purchased additional land in the fourth quarter of 2011, we did not pay interest on the additional mortgages during the first two quarters of 2011.  Another principal component of Other Income/Expense for the six month period ended June 30, 2012 was the $514,473 gain that we recognized from the settlement of liabilities.  Gain on settlement of liabilities represents gains we realized by discharging historic liabilities (most of which were incurred while this company operated as a developmental-stage bio-pharmaceutical company) at less than the accrued amount of such liabilities.  We did not extinguish any other historical debts during any of the other reported periods.

Income (Loss) from Discontinued Operations. During the three-month period ended June 30, 2012, we recognized a gain from discontinued operations of $340, compared to a loss from discontinued operations of $9,421 for the comparable period in 2011.  For the six-month period ended June 30, 2012, we recognized a loss from discontinued operations of $1,698, compared to a loss from discontinued operations of $32,214 for the comparable period in 2011.  The income or loss from discontinued operations for the periods ended June 30, 2012 and 2011 principally relates to foreign currency exchange rate gains or losses on liabilities associated with our former bio-pharmaceutical business, which are denominated in euros.

Net loss attributable to the non-controlling interest. Effective April 23, 2008, we entered into a limited liability company agreement to form GCE Mexico I, LLC, a Delaware limited liability company (“GCE Mexico”), with six investors (collectively, the “Investors”). GCE Mexico I acquired the two Mexican farms through two Mexico subsidiaries, referred to as Asideros 1 and Asideros 2. Under GCE Mexico I, LLC’s operating agreement, the net loss allocated from Asideros 1 and Asideros 2 to GCE Mexico I, LLC is then further allocated to the members of GCE Mexico I, LLC according to the investment balances. We own 50% of the common membership interests in GCE Mexico I, LLC, but no preferred membership interests. Accordingly, since the common membership interest did not make a direct capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest. The net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico I, LLC to the preferred membership interests.

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded net losses of $402,883 and $43,919 for the three-and six-month periods ending June 30, 2012, as compared to a net loss of $248,909 and $453,385 for the comparable three-and six month periods in 2011.  Our ability to generate net income will depend upon the amount of advisory services that we render at the corporate level, and the amount of revenues generated from our Mexico farms at the joint venture level.  In addition to incurring farm operating expenses, we will continue to accrue significant interest expense on the mortgages that encumber the Tizimin, Mexico, farms.  Although we anticipate that revenues from both our Jatropha operations and our advisory services will increase, we are unable to forecast if, or when such revenues will exceed our operating expenses.

Liquidity and Capital Resources

As of June 30, 2012, we had $960,603 in cash or cash equivalents and had a working capital deficit of $933,002, as compared with $676,780 in cash and a working capital deficit of $1,726,627 as of December 31, 2011.  However, of the foregoing cash or cash equivalent balances, only $16,799 may be used for general corporate purposes, with the remaining balance anticipated to be used in the operations of the Tizimin, Mexico farms owned by the GCE Mexico I, LLC joint venture. As a result, the GCE Mexico I, LLC funds will not be available to us for our corporate working capital or other purposes, and are not available to us to reduce our indebtedness.  In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of additional securities, additional borrowings, or from an increase in operating revenues. Outstanding indebtedness at June 30, 2012 totaled $13,860,852. The existence of the foregoing working capital deficit and liabilities is expected to negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.

To date, we have funded our corporate overhead and other public company costs and expenses from (i) the sale of securities, (ii) monthly payments we receive from our GCE Mexico I, LLC joint venture, and (iii) fees we receive for providing Jatropha related advisory services to third parties. During the six-month period ended June 30, 2012, we received overhead reimbursements of $169,062 from GCE Mexico I, LLC.  We anticipate that our overhead reimbursements for the balance of the current fiscal year will continue at no less than the foregoing rate.  In April 2012, in order to fund our working capital needs, we raised $250,000 from the sale of shares of our common stock (at a price of $0.03 per share).  In addition, we anticipate that that we will continue to receive advisory service fees in the near term.  The amount of cash on hand and the anticipated cash receipts from GCE Mexico and the advisory service clients will not, however, be sufficient to fund our working capital needs for the next twelve months.  Furthermore, we do not have sufficient financial resources to fund our business plan (which includes the purchase of our own Jatropha farms and other capital outlays). Accordingly, unless we enter into additional advisory service agreements or otherwise receive cash proceeds, we will have to obtain additional funding in the near future from the sale of our securities to fund our cash needs.  No assurance can be given that we will be able to raise additional capital or that such additional capital will be on terms favorable to the company and its shareholders.

Our business plan contemplates that we will significantly expand our Jatropha business and operations (including establishing additional Jatropha farms that are owned and operated by us for our own account in Mexico and other locations). Although we anticipate that revenues from the Jatropha farms we currently own through our GCE Mexico I, LLC joint venture in Mexico will commence in the third and fourth quarter of 2012 and increase significantly thereafter, net cash generated from those operations will first have to be used to repay the capital contributed by our joint venture investors (plus their preferred return), for a combined total of $21,053,537 as of June 30, 2012.  As a result, the improving operations of the Mexico farms will not produce short-term cash for us that we can use for our business plan, for working capital purposes, or for the acquisition of additional Jatropha farms. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms for our own account. Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures.

Effective July 2, 2009, we purchased all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), from its four shareholders. TAL owned and operated a 400-acre farm in subtropical Belize, Central America. The Belize farm is inactive, and we are currently attempting to sell the farm.  In connection with the purchase of all of the shares of TAL, we issued to the sellers, among other consideration, promissory notes in the aggregate amount of $516,139 Belize Dollars (US $268,682 based on exchange rates in effect at May 4, 2012), which notes are secured by a mortgage on the 400-acre farm.  The new maturity date of the promissory notes currently is August 15, 2012.  If we are able to sell the Belize farm at the approximate fair market value of that land, we will receive sufficient sale proceeds to repay the TAL notes in full and will also generate additional proceeds for our working capital purposes.  No assurance can be given that we will be able to sell the Belize farm.  If the farm is not sold by August 15, 2012, we will have to ask the noteholders for an extension or face possible foreclosure of the loans.

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

Foreclosure of Belizean Jatropha Farm. We currently owe the four former owners of our 400-acre farm in Belize, Central America, loans in the aggregate amount of $516,139 Belize Dollars (US $278,467 based on exchange rates in effect at July 31, 2012), which loans are secured by a lien on the 400-acre farm. We are currently attempting to sell this land in order to repay the loans and realize a gain on our investment. However, the promissory notes will mature on August 15, 2012, and we will not be able to sell the land by that date.  Accordingly, we will have to obtain a further extension on the maturity date of the promissory notes.  If the holders of the notes do not grant us an extension on the maturity date, they could commence foreclosure proceedings against the land, which could result in the loss of the land and a loss on our investment.  No assurance can be given that we will be able to obtain an extension on the maturity date of the notes.

Agricultural Risks – General. Once the trees at our Mexico farms fully mature and produce commercial quantities of Jatropha seeds, the agricultural operations at our Mexico farms are expected to generate the largest portion of our future revenues. Agriculture operations are subject to a wide variety of risks including delays in blooming of the plants, changes in product pricing due to variations in supply and demand, weather, disease, input costs and product yield.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION

In accordance with the employment term sheet we entered into on November 16, 2011, Mr. Gregory S. Cardenas’ employment as our Executive Vice President and Chief Financial Officer was terminated on April 29, 2012.  Richard Palmer, our Chief Executive Officer, has assumed the role as interim Chief Financial Officer until a new Chief Financial Officer is hired.

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

Dated: August 7, 2012
GLOBAL CLEAN ENERGY HOLDINGS, INC.

       By: /s/ RICHARD PALMER
       Chief Executive Officer and interim
       Chief Financial Officer