Form 10-Q
period 2012-09-30
Global Clean Energy Holdings, Inc.
filed 2012-11-09
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of  October 29, 2012, the issuer had 293,683,502 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

GLOBAL CLEAN ENERGY HOLDINGS, INC.

For the quarter ended September 30, 2012

FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$869,420	$676,780
Accounts receivable	3,394	2,279
Inventory	1,580	104,782
Other current assets	417,615	327,701
Total Current Assets	1,292,009	1,111,542

PROPERTY AND EQUIPMENT, NET	14,137,685	11,905,182

INVESTMENT HELD FOR SALE	303,953	291,031

DEFERRED GROWING COST	4,238,909	2,780,871

OTHER NONCURRENT ASSETS	11,455	10,814

TOTAL ASSETS	$19,984,011	$16,099,440

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,536,383	$1,363,217
Accrued payroll and payroll taxes	1,011,913	1,046,763
Deferred revenue	63,535	152,732
Capital lease liability - current portion	53,411	56,257
Notes payable to shareholders	26,000	26,000
Convertible notes payable	-	193,200
Total Current Liabilities	2,691,242	2,838,169

LONG-TERM LIABILITIES
Accrued interest payable	1,945,586	1,684,186
Accrued return on noncontrolling interest	4,394,762	2,907,678
Capital lease liability - long term portion	4,190	31,258
Convertible notes payable	567,000	567,000
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	12,021,727	10,300,311

EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
293,683,502 and 285,062,812 issued and outstanding	293,683	285,062
Additional paid-in capital	24,541,211	24,260,628
Accumulated deficit	(26,877,863)	(26,662,294)
Accumulated other comprehensive loss	(44,019)	(21,996)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(2,086,975)	(2,138,587)
Noncontrolling interests	7,358,017	5,099,547
Total equity (deficit)	5,271,042	2,960,960

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$19,984,011	$16,099,440

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$78,644	$109,758	$288,080	$165,558
Subsidy Income	39,431	248,429	505,017	564,181
Total Revenue	118,075	358,187	793,097	729,739

Operating Expenses
General and administrative	418,663	549,870	1,671,040	1,639,064
Write down of impaired long lived assets	526,953	-	526,953
Plantation operating costs	182,322	125,076	533,566	251,447

Total Operating Expenses	1,127,938	674,946	2,731,559	1,890,511

Loss from Operations	(1,009,863)	(316,759)	(1,938,462)	(1,160,772)

Other Income (Expenses)
Other income	25	29	82	77
Interest expense	(224,288)	(142,140)	(632,415)	(406,208)
Gain on settlement of liabilities	80,817	-	595,290	-
Foreign currency transaction gain (loss)	84	37,173	(960)	39,613

Net Other Income (Loss)	(143,362)	(104,938)	(38,003)	(366,518)

Loss from Continuing Operations	(1,153,225)	(421,697)	(1,976,465)	(1,527,290)

Income (Loss) from Discontinued Operations	1,698	22,468	-	(9,746)

Net Loss	(1,151,527)	(399,229)	(1,976,465)	(1,537,036)

Less Net Loss Attributable to the Noncontrolling Interest	(979,876)	(213,099)	(1,760,896)	(897,521)

Net Income (Loss) attributable to Global Clean Energy Holdings, Inc.	$(171,651)	$(186,130)	$(215,569)	$(639,515)

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Income (Loss) from Continuing Operations	$(173,349)	$(208,598)	$(215,569)	$(629,769)
Income (Loss) from Discontinued Operations	1,698	22,468	-	(9,746)
Net Loss	$(171,651)	$(186,130)	$(215,569)	$(639,515)

Basic Income (Loss) per Common Share:
Income (Loss) from Continuing Operations	$(0.0006)	$(0.0007)	$(0.0007)	$(0.0023)
Income Loss from Discontinued Operations	0.0000	0.0001	-	(0.0000)
Net Loss per Common Share	$(0.0006)	$(0.0007)	$(0.0007)	$(0.0023)

Basic Weighted-Average Common Shares Outstanding	293,683,502	280,782,920	290,694,577	274,426,224

Diluted Income (Loss) per Common Share:
Loss from Continuing Operations	$(0.0006)	$(0.0007)	$(0.0007)	$(0.0023)
Income Loss from Discontinued Operations	0.0000	0.0001	-	(0.0000)
Net Loss per Common Share	$(0.0006)	$(0.0006)	$(0.0007)	$(0.0023)

Diluted Weighted-Average Common Shares Outstanding	293,304,571	280,782,920	290,694,577	274,426,224

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Loss	$(1,151,527)	$(399,229)	$(1,976,465)	$(1,537,036)

Other comprehensive income - foreign currency
translation adjustment	990,579	(1,584,711)	1,064,067	(1,193,420)

Comprehensive Loss	(160,948)	(1,983,940)	(912,398)	(2,730,456)

Add net loss attributable to the noncontrolling interest	979,876	213,099	1,760,896	897,521

Less other comprehensive income (loss) attributable to noncontrolling interest	(1,017,240)	1,557,633	(1,086,090)	1,162,786

Comprehensive Loss Attributable to
Global Clean Energy Holdings, Inc.	$(198,312)	$(213,208)	$(237,592)	$(670,149)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
For the Periods Ended September 30, 2011 and 2012

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2010	13,000	$13	270,464,478	$270,464	$23,580,630	$(26,933,430)	$(2,195)	$4,241,945	$1,157,427
Issuance of common stock			12,708,334	12,711	487,916				500,626
Contributions from noncontrolling interests	-	-	-	-	-	-	-	4,780,156	4,780,156
Exercise of Warrants	-	-	1,890,000	1,890	54,810	-	-	-	56,700
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	69,858	-	-	-	69,858
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(1,044,264)	(1,044,264)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(30,634)	(1,162,786)	(1,193,420)
Net loss for the period ended September 30, 2011	-	-	-	-	-	(639,515)	-	(897,521)	(1,537,036)

Balance at September 30, 2011	13,000	$13	285,062,812	$285,065	$24,193,214	$(27,572,945)	$(32,829)	$5,917,530	$2,790,047

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2011	13,000	$13	285,062,812	$285,062	$24,260,628	$(26,662,294)	$(21,996)	$5,099,547	$2,960,960

Contributions from noncontrolling interests	-	-	-	-	-	-	-	4,420,360	4,420,360
Issuance of common stock for cash	-	-	8,620,690	8,621	241,379	-	-	-	250,000
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	39,204	-	-	-	39,204
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(1,487,084)	(1,487,084)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(22,023)	1,086,090	1,064,067
Net loss for the year ended September 30, 2012	-	-	-	-	-	(215,569)	-	(1,760,896)	(1,976,465)

Balance at September 30, 2012	13,000	$13	293,683,502	$293,683	$24,541,211	$(26,877,863)	$(44,019)	$7,358,017	$5,271,042

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(1,976,465)	$(1,537,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	960	(39,613)
Gain on settlement of liabilities	(595,290)	-
Share-based compensation	39,204	69,858
Write down of impaired assets	526,953	-
Depreciation	211,915	201,419
Changes in operating assets and liabilities:
Accounts receivable	(2,925)	(23,490)
Inventory	109,808	(55,781)
Other current assets	(52,942)	(352,003)
Deferred growing costs	(1,257,539)	(1,459,705)
Accounts payable and accrued expenses	795,655	501,093
Deferred revenue	(89,197)	208,329
Other noncurrent assets	(11,849)	9,497
Net Cash Used in Operating Activities	(2,301,712)	(2,477,432)
Cash Flows From Investing Activities
Purchase of land	-	(178,459)
Plantation development costs	(1,902,838)	(2,127,735)
Purchase of property and equipment	(256,455)	(221,258)
Disposal of property and equipment	(1,637)	-
Net Cash Used in Investing Activities	(2,160,930)	(2,527,452)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	250,000	500,000
Proceeds from exercise of warrants	-	56,700
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	4,420,360	4,780,156
Proceeds from notes payable	-	562,685
Payments on capital leases and notes payable	(36,723)	(34,505)
Net Cash Provided by Financing Activities	4,633,637	5,865,036
Effect of exchange rate changes on cash	21,645	(212,781)
Net Increase in Cash and Cash Equivalents	192,640	647,371
Cash and Cash Equivalents at Beginning of Period	676,780	1,096,618
Cash and Cash Equivalents at End of Period	$869,420	$1,743,989

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$30,764	$56,755
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$1,487,084	$1,044,264
Shares issued for services	-	13,125

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.  The results of operations for the nine months ended September 30, 2012, may not be indicative of the results that may be expected for the year ending December 31, 2012.

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

All outstanding stock options, warrants, convertible notes, and convertible preferred stock are currently antidilutive and have been excluded from the calculations of diluted profit or loss per share at September 30, 2012 and 2011, as follows:

	September 30,
	2012	2011

Convertible notes	18,900,000	19,028,671
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	24,585,662	24,585,662
Compensation-based stock options and warrants	57,981,483	70,181,483
	113,285,326	125,613,997

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

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. At September 30, 2012, the Company reviewed its long-lived assets and determined the Deferred Growing Cost and Plantation Development Costs were impaired. See Note 10 for details.

New Accounting Guidelines

In June 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The company has included a condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2012 and 2011.

Note 2 – Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $1,976,465 and of $1,537,036 for the nine-months ended September 30, 2012 and  September 30, 2011 respectively, and has an accumulated deficit applicable to its common shareholders of $26,877,863 at September 30, 2012.  The Company also used cash in operating activities of $2,301,712 and $2,477,432 during the nine-month periods ended September 30, 2012 and September 30, 2011, respectively.  At September 30, 2012, the Company has negative working capital of $1,399,233 and a stockholders’ deficit attributable to its stockholders of $2,086,975.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the current business model.  In order to fund its new operations, the Company has received $18,360,628 in capital contributions from the preferred membership interest in GCE Mexico I, LLC, and has issued mortgages in the total amount of $5,110,189 for the acquisition of land.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Under the agreement, Mobius was required to supervise the hiring of certain staff to serve in management and operations roles of the Company, or to hire such persons to provide similar services to the company as independent contractors.  Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000.  The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided.  The Company terminated the agreement in July 2008, with the termination to become effective August 2008.  The Company had recorded liabilities to Mobius of $322,897 for accrued, but unpaid, compensation and costs as of September 30, 2012 and December 31, 2011.  However, the Company disputes these charges, and the additional amounts that Mobius claims that it is owed.  As a result, in April 2010 Mobius filed a complaint against the Company in the United States District Court Southern District of Texas Houston Division, alleging that that the Company breached its agreement with Mobius.

LODEMO Agreement

On October 15, 2007, the Company entered into a service agreement with Corporativo LODEMO S.A DE CV, a Mexican corporation (the LODEMO Group), to provide services related to the establishment, development, and day-to-day operations of the Company’s Jatropha Business in Mexico.  The Company had agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement had a 20-year term but could  be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of work previously performed by LODEMO was reduced and modified based upon certain labor functions being provided internally by the Company and by Asideros, the Company’s Mexican subsidiary, on a go-forward basis.  This agreement was cancelled in 2009.  As of September 30, 2012 and as of December 31, 2011, the Company’s financial statement reflect that it owes the LODEMO Group $251,500 for accrued, but unpaid, compensation and cost.  The Company disputes the total of these charges and is currently in discussions with LODEMO to resolve this liability.

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

In addition, two of the Investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico in installments and as required, fund the development and operations of the Jatropha Farm.  The preferred members have made capital contributions of $4,420,360 and $4,780,156 during the nine-month periods ended September 30, 2012 and 2011, respectively, and total contributions of $18,360,628  have been received by GCE Mexico from these Investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the Investors, as requested by management and as required by the operation in 2011 and the following years.  These Investors are entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of their preferred membership interest.  The preferential return increased $1,487,084, and $1,044,264 during the nine-month periods ended September 30, 2012 and 2011, respectively, and totals $4,394,762 since the execution of the LLC Agreement.

Two investors holding the preferred membership units of GCE Mexico also directly funded the purchase by Asideros I of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282, The land was acquired in the name of Asideros I and Asideros I issued a mortgage in the amount of $2,051,282 in favor of these two investors. These two investors also directly funded the purchase by Asideros 2 of approximately 4,500 acres, and a second parcel by Asideros 2 of approximately 600 acres on land adjacent to the land owned by Asideros I by the total payment of $963,382. The land was acquired in the name of Asideros 2 and Asideros 2 issued mortgages in the amount of $963,382 in favor of these two investors. These mortgages bear interest at the rate of 12% per annum, payable quarterly. The parties agree that interst would accrue until such time as the Board determines that there is sufficient cash flow to pay all accrued interest. The initial mortgage, including any unpaid interest, is due in April 2018. The second mortgage, including any unpaid interest, is due in February 2020.

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

In connection with the acquisition, certain payables to the former shareholders of TAL were renegotiated and converted into promissory notes in the aggregate principal amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009).  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements. The notes, plus any related accrued interest, were due on August 15, 2012. The holders of these notes have not yet declared a formal default and have not taken any action to foreclose. The holders of the loans have previously voluntarily agreed to extend the maturity date of these loans to the August 15, 2012 maturity date.

During 2010, the Company ceased the TAL operations.  The assets are reported as  Investment Held for Sale.

Note 4 - Investment Held for Sale

All of TAL’s nursery capabilities have since been transferred to the Company’s other operations in Tizimin, Mexico and the Company is in the process of selling the land. The net assets have been reclassified as Investment Held for Sale at September 30, 2012 and at December 31, 2011; the promissory notes are netted against the net assets. The Net Assets, as of September 30, 2012 were $565,473 Belize Dollars (US $303,953 based on exchange rates in effect at September 30, 2012).

Note 5 – Property and Equipment

Property and equipment are as follows:
	September 30,	December 31,
	2012	2011

Land	$4,587,313	$4,217,604
Plantation development costs	8,478,489	6,945,617
Plantation equipment	1,552,797	1,199,503
Office equipment	109,018	110,031

Total cost	14,727,617	12,472,755
Less accumulated depreciation	(589,932)	(567,573)

Property and equipment, net	$14,137,685	$11,905,182

Commencing in June 2008, Asideros I purchased certain equipment for purposes of rapidly clearing the land, preparing the land for planting, and planting the Jatropha trees.  The Company has capitalized farming equipment and costs related to the development of land for farm use in accordance with generally accepted accounting principles for accounting by agricultural producers and agricultural cooperatives.  Plantation equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years.  Depreciation expense has been capitalized as part of plantation development costs through the date that the plantation becomes commercially productive.  The initial plantations were deemed to be commercially productive on October 1, 2009, at which date the Company commenced the depreciation of plantation development costs over estimated useful lives of 10 to 35 years, depending on the nature of the development.  Developments and other improvements with indefinite lives are capitalized and not depreciated.  Other developments that have a limited life and intermediate-life plants that have growth and production cycles of more than one year are being depreciated over their useful lives once they are placed in service.  The land, plantation development costs, and plantation equipment are located in Mexico and in Belize.  During the period we recognized an impairment loss related to the fair value of Plantation Development Cost and Deferred Growing Cost.  See Note 10 below.

Note 6 – Accrued Payroll and Payroll Taxes

A significant portion of accrued payroll and payroll taxes relates to unpaid compensation for officers and directors that are no longer affiliated with the Company.  Accrued payroll taxes will become due upon payment of the related accrued compensation.

Accrued payroll and payroll taxes are composed of the following:

	September 30,	December 31,
	2012	2011

Accrued payroll, vacation, and related payroll taxes
for current officers	$1,011,913	$965,946
Other former officers and directors	-	77,750
Accrued payroll taxes on accrued compensation to
former officers and directors	-	3,067

Accrued payroll and payroll taxes	$1,011,913	$1,046,763

Note 7 – Debt

Notes Payable to Shareholders

The Company has notes payable to certain shareholders in the aggregate amount of $26,000 at September 30, 2012 and December 31, 2011.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $65,726 and $46,415 at September 30, 2012 and December 31, 2011, respectively.

As more fully disclosed in Note 4 the Company has promissory notes to the former shareholders of TAL in the amount of $526,462 Belize dollars, (US $282,983 based on exchange rates in effect at September 30, 2012), including capitalized interest of $10,322 Belize Dollars.  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were due on August 15, 2012. The holders of these notes have not yet declared a formal default and have not taken any action to foreclose. The holders of the loans have previously voluntarily agreed to extend the maturity date of these loans to the August 15, 2012 date.

Mortgage Notes Payable

Two investors holding the preferred membership units of GCE Mexico also directly funded the purchase by Asideros I of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282, The land was acquired in the name of Asideros I and Asideros I issued a mortgage in the amount of $2,051,282 in favor of these two investors. These two investors also directly funded the purchase by Asideros 2 of approximately 4,500 acres, and a second parcel by Asideros 2 of approximately 600 acres of land adjacent to the land owned by Asideros I by the total payment of $963,382. The land was acquired in the name of Asideros 2 and Asideros 2 issued mortgages in the amount of $963,382 in favor of these two investors. These mortgages bear interest at the rate of 12% per annum, payable quarterly. The parties have agreed to accrue the interest until such time as the Board determines that there is sufficient cash flow to pay all accrued interest. The initial mortgage, including any unpaid interest, is due in April 2018. The second mortgage, including any unpaid interest, is due in February 2020.

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

Settlement of Liabilities

The Company has settled certain liabilities previously carried on the consolidated balance sheet, which settlements resulted in significant gains. The total gain on settlement of liabilities for the nine months ended September 30, 2012 was $595,290. This gain was primarily from the settlement or expiration of historic liabilities primarily incurred by prior management in connection with the discontinued pharmaceutical operations that had been on the Company’s records for several years. In addition, the Company determined that certain liabilities had been extinguished with the passage of time for collection under the laws.

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

In April 2012, the Company issued shares to an accredited investor at a price of $.03 per share for cash proceeds paid to the Company of $250,000. The proceeds from this sale were used for general corporate purposes.

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

A summary of the status of options and compensation-based warrants at September 30, 2012, and changes during the period then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2011	74,731,483	$0.03	4.7 years	$192,033
Granted	1,000,000	0.04
Exercised	-	-		-
Forfeited	(4,500,000)	0.04
Expired	(13,250,000)	0.03

Outstanding at September 31, 2012	57,981,483	0.03	4.2 years	$29,497

Exercisable at September 31, 2012	40,968,983	$0.03	3.3 years	$29,297

At September 30, 2012, options to acquire 80,000 shares of common stock have no stated contractual life. The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  No options or warrants were issued in the nine-month period ended September 30, 2012 and 1,350,000 of options were issued the nine months ended September 30, 2011. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a September 30, 2012 closing price of $0.010 per share.

Share-based compensation from all sources recorded during the nine months ended September 30, 2012 and 2011 was $39,204 and $69,858, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations. As of September 30, 2012, there is approximately $31,359 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.2 year.

Stock Warrants

A summary of the status of the warrants outstanding at September 30, 2012, and changes during the six months then ended is presented in the following table:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual Life	Value

Outstanding at December 31, 2011	24,585,662	$0.01	1.75 years	$457,550

Issued	-	-
Exercised	-	-		$-
Expired	-	-

Outstanding at September 30, 2012	24,585,662	$0.01	1.00 years	$45,755

Note 9 - Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the nine-month period ended September 30, 2012 and year ended December 31, 2011, Income from Discontinued Operations consists of the foreign currency transaction gains or losses related to current liabilities associated with the discontinued operations that are denominated in Euros.

Note 10 – Impairment of assets and fair value measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, a hierarchy has been established by generally accepted accounting principles which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data.

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

As of September 30, 2012 and 2011, the Company does not have any assets or liabilities measured at fair value on a recurring basis.

Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values.  Fair value is also used when evaluating impairment on certain assets, including deferred growing costs and property and equipment.

The following is a tabular presentation of assets measured at fair value on a nonrecurring basis along with the level within the hierarchy in which the fair value measurement falls as of September 30, 2012 :

		Fair Value of Measurements at Reporting
	September 30,	Date Using
Description	2012	Level 1	Level 2	Level 3
	$4,238,909			$4,238,909
Deferred Growing Cost	8,478,489			8,478,489
Plantation Development Cost	$12,717,398			$12,717,398

The Company performed an analysis of long-lived assets and has identified 313 hectares (773 acres) considered to be fallow based on the following condition of the trees: no vegetative growth for the age of the trees, bad origins, bad land preparation, and no resistance to fungus.   The trees are not expected to produce a yield or generate any future revenues.   As such, the Company has identified the costs associated with these hectares originally capitalized as Plantation Development Cost and Deferred Growing Cost, which capitalized costs are not expected to be recoverable, and has recognized the following impairment charges for the period ended September 30, 2012.

Deferred growing costs with a carrying value of $4,310,038 were written down to the fair value of $4,238,909 resulting in an impairment charge of $71,129, which was included in net loss for the period. The Company estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of distribution of product tied to those deferred growing costs. The income based approach utilizes unobservable inputs. Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3.

Plantation development costs (included in property and equipment), which had a carrying value of $8,934,313 were written down to the fair value of $8,478,489, resulting in an impairment charge of $455,824, which was included in net loss for the period.   The Company estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of the production and distribution of product in areas of continued production. The income based approach utilizes unobservable inputs. Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3.

There was no impairment charge and no related nonrecurring fair value measurement, for the period ended September 30, 2011.

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

Overview

Global Clean Energy Holdings, Inc. (“GCEH”) is a California-based energy agri-business focused on the development of non-food based bio-fuel feedstock. GCEH is focusing on the commercialization of oil and biomass derived from the seeds of Jatropha curcas (“Jatropha”) - a native non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America. Jatropha oil is high-quality plant oil used as a direct replacement for fossil fuels or as feedstock for the production of high quality first and second generation biofuels like bio-diesel, renewable diesel or bio-jet, which are direct replacements for diesel fuel and jet fuel.  While all of our agricultural activities currently involve the production of Jatropha, in the future we plan to produce biofuels from other feedstocks, such as camelina sativa.

Our current principal business activities include the planting, cultivation, harvesting and processing of Jatropha to generate plant based oils and biomass for use as replacements for fossil fuels. Our strategy is to leverage our agricultural operations management experience and specifically our Jatropha based bio-fuels knowledge, experience and capabilities through the following means:

•	Own and operate energy farms for our own account.
•
Own, operate and manage energy farms through joint ownership agreements. We currently operate two farms located in Mexico under joint ownership arrangements: the first farm comprises 5,149 acres; the second farm, consisting of 3,700 acres. The first farm is fully planted. We completed planting the second farm by the end of March 2012.  In 2011, through our joint venture, we have also acquired approximately 5,600 acres of additional land that is located in Mexico near our other two farms.  As of this date, these additional acres have not been developed.  Depending on the results of our first two farms, we may develop this additional land.

•
Provide energy farm development and management services to third party owners of energy farms. We currently provide such development and advisory services with respect to a Jatropha farm located in the Caribbean, Mexico, Central America and Africa, and we plan to expand this initiative.

•	Provide turnkey franchise operations for individuals and/or companies that wish to establish energy farms in suitable geographical areas.

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

1.
The Jatropha plants in a portion of the first 5,149 acre farm in Mexico have now matured sufficiently to produce seeds. The trees that were initially planted after we commenced operations in Mexico in October 2009 are now starting to mature. As a result, we anticipate that harvests of Jatropha seeds will commence before the end 2012 and increase thereafter.

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

3.
We continue to operate a seedling nursery for new Jatropha trees in the Tizimin Mexico area, which provide seedlings for our new farm and any additional farms that we acquire or develop in the future. We can also sell seedlings from this nursery to other Jatropha farmers or developers.

4.
Fruit and seed handling, seed storage, oil extraction facilities, germplasm resources, and livestock (sheep) capabilities are all being expanded in anticipation of our growing Jatropha operations. We have recently leased land in Tizimin where we will expand our oil extraction capabilities to support our expected harvests commencing the end of this year, and beyond.

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

6.	Total capital paid for land, expenses and operations, since inception, for the two operating farms in the Tizimin area (through September 30, 2012) is $23,471,000.
7.
In 2012 we entered into a services agreement to provide advisory services related to the development of a Jatropha farm in the Caribbean. In the quarter ended September 30, 2012, we recognized $65,000 of farm advisory revenues from the services related to the Caribbean development. In connection with providing these services, we leased a parcel of land in the Caribbean to develop a research farm to provide these Jatropha development and evaluation services, in anticipation of a larger development for this same customer. We have also provided advisory services for companies related to potential use of Jatropha farming and the use of the products in the United States, South America and Africa.

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

Results of Operations

Revenues. During the three and nine-month period ended September 30, 2012 we recognized revenue of $118,075 and $793,097, respectively, as compared with $358,187 and $729,739 for the same periods in 2011. The revenues that we generated in 2012 and 2011 represented (i) fees for Jatropha related advisory services we rendered to third parties, (ii) agricultural subsidies received from Mexican governmental agencies, and (iii) sales of Jatropha oil and Jatropha seeds and other products (waste wood, Jatropha seed husks, etc.).  Revenues during the three-month period ended September 30, 2012 decreased by $240,112 from the comparable 2011 fiscal quarter because we only received $39,431 in agricultural subsidies from the Mexican government in the current fiscal quarter, compared to $248,429 of such subsidies in the same quarter last year.  The increase in revenues for the nine-month period ended September 30, 2012 compared with the same period in 2011 is primarily the result of $288,000 of advisory revenue that we realized in the September 30, 2012 fiscal quarter, offset by a decrease in government subsidies. In the short term, our goal is to increase the amount of advisory and management services that we render to third parties in order to generate revenues to fund our corporate working capital needs.  In the longer term, our goal is to generate substantial revenues from the Jatropha trees that we first planted three years ago, which trees are now maturing.  We anticipate that sales of Jatropha seeds will become a material source of revenues for our Mexican operations.

General and Administrative Expenses. Our general and administrative expenses related to the three and nine-month periods ended September 30, 2012 were $418,663 and $1,671,040, respectively, compared to $549,870 and $1,639,064 for the same periods in 2011. General and administrative expense principally includes officer compensation; outside services, such as legal, accounting, and consulting expenses; share-based compensation, and other general expenses such as insurance, occupancy costs, and travel.  The increase in general and administrative expenses for both the three months and nine months ended September 30, 2012, compared to the same periods in 2011 was primarily the result of increased administrative staffing and other administrative costs reflecting the increases in the scope of our Mexican operations .

Plantation Operating Costs. For the three and nine-month periods ended September 30, 2012, we recorded Plantation Operating Costs from the operations of the farms of $182,322 and $533,566, as compared with $125,076 and $251,447 in the same periods in 2011. This increases were due to increased farming activities at our second Mexico farm.

Other Income/Expense.  Interest expense for the three and nine-month periods ended September 30, 2012, increased to $224,288 and $632,415, respectively, from $142,140 and $406,208 for the comparable three and nine month periods ended September 30, 2011.  As of September 30, 2012, we owned approximately 15,000 acres of land in Mexico that is subject to interest bearing mortgages.  As of September 30, 2011, we only owned approximately 8,850 acres of land that was subject to interest bearing mortgages.  Because we purchased the additional land in the fourth quarter of 2011, we did not pay interest on the additional mortgages during the first two quarters of 2011.  Another principal component of Other Income/Expense for the three and nine- month periods ended September 30, 2012 was $80,817 and $595,290 of gain that we recognized from the settlement of liabilities.  Gain on settlement of liabilities represents gains we realized by discharging historic liabilities (most of which were incurred while this company operated as a developmental-stage bio-pharmaceutical company) at less than the accrued amount of such liabilities.  We did not extinguish any other historical debts during any of the 2011 reported periods.

Income (Loss) from Discontinued Operations. During the threemonth period ended September 30, 2012, we recognized a gain from discontinued operations of $1,698, compared to a gain from discontinued operations of $22,468 for the comparable period in 2011.  For the nine-month period ended September 30, 2012, we recognized no gain or loss from discontinued operations, compared to a loss from discontinued operations of $9,746 for the comparable period in 2011.  The income or loss from discontinued operations for the periods ended September 30, 2012 and 2011 principally relates to foreign currency exchange rate gains or losses on liabilities associated with our former bio-pharmaceutical business, which are denominated in euros.

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

Net income/loss attributable to Global Clean Energy Holdings, Inc. We recorded net losses of $171,651 and $215,569 for the three and nine-month periods ending September 30, 2012, as compared to a net loss of $186,130 and $639,515 for the comparable threeand nine month periods in 2011.  Our ability to generate net income will depend upon the amount of advisory services that we render at the corporate level, and the amount of revenues generated from our Mexico farms at the joint venture level.  In addition to incurring farm operating expenses, we will continue to accrue significant interest expense on the mortgages that encumber the Tizimin, Mexico, farms.  Although we anticipate that revenues from both our Jatropha operations and our advisory services will increase, we are unable to forecast if, or when such revenues will exceed our operating expenses.

Liquidity and Capital Resources

As of September 30, 2012, we had $869,420 in cash or cash equivalents and had a working capital deficit of $1,399,234, as compared with $676,780 in cash and a working capital deficit of $1,726,627 as of December 31, 2011.  However, of the foregoing cash or cash equivalent balances held at September 30, 2012, only $16,799 may be used for general corporate purposes, with the remaining balance anticipated to be used in the operations of the Tizimin, Mexico farms owned by the GCE Mexico I, LLC joint venture. As a result, the GCE Mexico I, LLC funds will not be available to us for our corporate working capital or other purposes, and are not available to us to reduce our indebtedness.  In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of additional securities, additional borrowings, or from an increase in operating revenues. Outstanding indebtedness at September 30, 2012 totaled $14,712,969. The existence of the foregoing working capital deficit and total current and long term liabilities is expected to negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.  We incurred losses from continuing operations of $1,976,465 and of $1,527,290 for the nine-months ended September 30, 2012 and September 30, 2011 respectively, and have an accumulated deficit applicable to its common shareholders of $26,877,863 at September 30, 2012.  Because of the foregoing factors and our negative cash flow from operations, our auditors have concluded that there is a substantial doubt about our ability to continue as a going concern.

To date, we have funded our corporate overhead and other public company costs and expenses from (i) the sale of securities, (ii) monthly payments we receive from our GCE Mexico I, LLC joint venture, and (iii) fees we receive for providing Jatropha related advisory services to third parties. During the nine-month period ended September 30, 2012, we received overhead reimbursements of $281,770 from GCE Mexico I, LLC.  We anticipate that our overhead reimbursements for the balance of the current fiscal year will continue at no less than the foregoing rate.  In April 2012, in order to fund our working capital needs, we raised $250,000 from the sale of shares of our common stock (at a price of $0.03 per share).  In addition, we anticipate that that we will continue to receive advisory service fees in the near term.  The amount of cash on hand and the anticipated cash receipts from GCE Mexico and the advisory service clients will not, however, be sufficient to fund our working capital needs in the near term of for the next twelve months.  Furthermore, we do not have sufficient financial resources to fund our business plan (which includes the purchase of our own biofuel farms and other capital outlays). Accordingly, unless we enter into additional advisory service agreements or otherwise receive cash proceeds, we will have to obtain additional funding in the near future from the sale of our securities to fund our cash needs.  No assurance can be given that we will be able to raise additional capital or that such additional capital will be on terms favorable to the company and its shareholders.

Our business plan contemplates that we will significantly expand our Jatropha business and operations (including establishing additional Jatropha farms that are owned and operated by us for our own account in Mexico and other locations), and possibly acquiring other biofuel feedstock projects. Although we anticipate that revenues from the Jatropha farms we currently own through our GCE Mexico I, LLC joint venture in Mexico will commence in later during the fourth quarter of 2012 and increase significantly thereafter, net cash generated from those operations will first have to be used to repay the capital contributed by our joint venture investors (plus their preferred return), for a combined total of $22,755,390 as of September 30, 2012.  As a result, the improving operations of the Mexico farms will not produce short-term cash for us that we can use for our business plan, for working capital purposes, or for the acquisition of additional Jatropha or other biofuel feedstock farms. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms for our own account. Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures.

Effective July 2, 2009, we purchased all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), from its four shareholders. TAL owned and operated a 400-acre farm in subtropical Belize, Central America. The Belize farm is inactive, and we are currently attempting to sell the farm.  In connection with the purchase of all of the shares of TAL, we issued to the sellers, among other consideration, promissory notes in the aggregate amount of $516,139 Belize Dollars (US $269,510 based on exchange rates in effect at October 29, 2012), which notes are secured by a mortgage on the 400-acre farm.  The promissory notes matured on August 15, 2012 and are currently in default.  If we are able to sell the Belize farm at the approximate fair market value of that land, we will receive sufficient sale proceeds to repay the TAL notes in full and will also generate additional proceeds for our working capital purposes.  Since we did not sell the Belize farm, we will have to ask the note-holders for an extension.  To date, the holders of the TAL notes have not declared a default and have not commenced any foreclosure proceedings.  No assurance can, however, be given that the holders of the TAL notes will continue to grant us additional time in which to sell the Belize farm and repay the note.

We presently do not have any available credit, bank financing or other external sources of liquidity. In the absence of additional outside funding (including proceeds from the sale of our securities, or entering into other joint venture relationships), we do not have the ability to expand our business or acquire our own Jatropha or other biofuel feedstock farms. If we issue additional equity or debt securities to fund our future capital needs, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Should we not be able to increase the amount of revenues we receive from our advisory services and/or raise additional debt or equity funding, we will have to materially scale back our current and proposed operations or take other actions to preserve our on-going operations.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

On April 12, 2010, Mobius Risk Group, LLC (“Mobius”) filed a complaint against us in the United States District Court Southern District of Texas Houston Division, alleging that we failed to pay Mobius a total of $551,178.  We have disputed the Mobius claim, and asserted a counter claim against Mobius. On November 2, 2012 the parties entered into a settlement agreement pursuant to which all claims were settled.  The case is expected to be dismissed in November 2012.  Under the settlement agreement, as payment in full we have agreed to issue to Mobius an unsecured promissory note for $75,000 paid over 22 months. Our past financials reflected a reserve of $322,897 against this complaint, which is no longer due, therefore we will recognize a gain in November 2012, which will have a positive effect on our 2012 year end financials.

On July 13, 2010, Dee Burgess, a former consultant of Medical Discoveries, Inc. (the name of our company until changed in connection with our new Jatropha business), filed a complaint against the Company in the Third Judicial District Court, State of Utah. The complaint alleged that Ms. Burgess was owed $80,000 for services allegedly provided to the Company in 2004, 2005, and 2006.  We filed a counterclaim and in August 2012, the parties signed a Settlement Agreement and Release of All Claims, in which all claims filed by both parties were settled.  The case was formally dismissed in September 2012.  Neither party made any payments to the other party in connection with the settlement and dismissal. Our past financials reflected a reserve of $80,000 against this complaint, which is no longer due. Therefore we recognized  a gain in September 2012, which had a positive effect on our 2012, 3rd quarter financials.

There are no other legal proceeding pending.

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

Foreclosure of Belizean Jatropha Farm. We currently owe the four former owners of our 400-acre farm in Belize, Central America, loans in the aggregate amount of $516,139 Belize Dollars (US $269,510 based on exchange rates in effect at October 29, 2012), which loans are secured by a lien on the 400-acre farm. We are currently attempting to sell this land in order to repay the loans and realize a gain on our investment. However, the promissory notes matured on August 15, 2012, and is currently in default.  We have not yet been able to sell the land. To date, the holders of the foregoing notes have not declared a default and have not taken any action to foreclose on the mortgage.  Accordingly, we intend to request  a further extension on the maturity date of the promissory notes.  If the holders of the notes do not grant us an extension on the maturity date, or if they declare a default on the notes, they could commence foreclosure proceedings against the land, which could result in the loss of the land and a loss on our investment.  No assurance can be given that the lenders will not commence foreclosure proceedings or that we will be able to obtain an extension on the maturity date of the notes.

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

Not applicable.

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

Dated: November 9, 2012                                                          GLOBAL CLEAN ENERGY HOLDINGS, INC.

       By: /s/ RICHARD PALMER
       Chief Executive Officer and interim
       Chief Financial Officer