Form 10-K
period 2012-12-31
Global Clean Energy Holdings, Inc.
filed 2013-03-29
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,993,000.

The outstanding number of shares of common stock as of March 20, 2013 was 333,683,502.

Documents incorporated by reference:  None

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

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Delaware corporation that was formerly a Utah corporation known as Global Clean Energy Holdings, Inc. and prior to its name change in 2008, was Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes all of this company's U.S. and foreign wholly-owned subsidiaries through which this company conducts certain of its operations.  To the extent applicable, depending on the context of the disclosure, the terms “we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC a Delaware limited liability company, in which we own 50% of the common membership interests, and our new wholly owned subsidiary, Sustainable Oils, LLC, a Delaware limited liability company, as well as our other subsidiaries.

Global Clean Energy Holdings, Inc. is not related to, or affiliated in any manner with “Global Clean Energy, Inc.”  Readers are cautioned to confirm the entity that they are evaluating or in which they are making an investment before completing any such investment.

PART I

ITEM 1.	BUSINESS.

Overview

Global Clean Energy Holdings, Inc. is a U.S.-based, multi-national, energy agri-business focused on the development of non-food based bio-feedstocks.  We have full service in-house development and operations capabilities, which we provide support to our own energy farms and to third parties.  With international experience and capabilities in eco-friendly biofuel feedstock management, cultivation, production and distribution, we believe that we are well suited to scale our existing business.

Since 2007, our business focus has been on the commercialization of non-food based oilseed plants and biomass.  We began with the development of farms growing Jatropha curcas (“Jatropha”) - a non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America.  As a result of our acquisition on March 13, 2013 of Sustainable Oils, LLC and its operating assets, our biofuels operations have expanded into the development of Camelina sativa (“Camelina”) – an annual plant from the brassica family traditionally grown in northerly regions of the United States, Europe and Asia.  We are focused on these two plants primarily because we feel they have the potential to produce oil seed crops economically, they generally require less water and fertilizer than many conventional crops, and can be grown on land that is normally unsuitable for food production or is fallow or idle due to crop rotation.  Both Jatropha and Camelina oil are high-quality plant oils used as direct substitutes for fossil fuels and as feedstock for the production of high quality biofuels and other bio-based products.  Both crops have been tested and proven to be highly desirable feedstocks capable of being converted into ASTM approved fuels. The term “biofuels” refers to a range of biological based fuels including bio-kerosene (a.k.a bio-jet fuel) biodiesel, renewable diesel, green diesel, synthetic diesel and biomass, most of which have environmental benefits that are the major driving force for their adoption. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other green-house gases, which are associated with global climate change.  Both Jatropha and Camelina oil can also be used as a chemical feedstock to replace fossil and non-food based products that use edible oils in their manufacturing or production process.  The residual material derived from the oil extraction process is called press-cake, which in the case of Jatropha is a high-quality biomass that has been proven and tested as a replacement for a number of fossil-based feedstocks, fossil fuels and other high value products such as renewable charcoal, fertilizers, and animal feed. Camelina press-cake or meal is high in Omega3 and has already been approved by the FDA as a livestock (animal) feed or enhancement in the United States.

Our business plan and current principal business activities include the planting, cultivation, harvesting and processing of these oil seed plants to generate plant based oils and biomass for use as replacements for fossil fuels and other high value products.  Our strategy is to leverage our agriculture and energy knowledge, experience and capabilities through the following means:

•	Own and operate biofuel energy farms for our own account.

•	Own, operate and manage farms in a joint venture (JV) with either strategic partners or financial investors. We currently own three Jatropha farms in Mexico under such joint ownership arrangements:

•	Contract with third party farmers (such as wheat and barley farmers) for the farming of significant acreage of Camelina sativa in the United States and many parts of Europe.

•	Produce and sell certified Camelina seed based upon our patented, high-yielding elite varieties to farmers in the United states and internationally.

•
Provide energy farm development and management services to third party owners of biofuel energy farms and to non-energy farmers looking to utilize energy crops in rotation or inter-cropped with their existing crops.  Provide advisory services to farmers wishing to certify their farms under international sustainability or carbon certification standards, specifically the Roundtable on Sustainable Biofuels (RSB) and Gold Standard Verified Emission Reductions (GS-VERs)

•	Provide turnkey franchise operations for individuals and/or companies that wish to establish purpose specific energy farms in suitable geographical areas.

The development of agricultural-based energy projects, like plant oil and related biomass, may produce carbon credits through the sequestration (storing) of carbon and the displacement of fossil-based fuels.  Accordingly, in addition to generating revenues from the sale of non-food based plant oils and biomass, we are seeking to certify our farms, where practical to generate and monetize carbon credits.  See, “Business--Carbon Credits,” below.

Organizational History

This company was incorporated under the laws of the State of Utah on November 20, 1991.  On July 19, 2010, we changed the state of our incorporation from Utah to Delaware.  Our principal executive offices are located at 100 W. Broadway, Suite 650, Long Beach, Los Angeles County, California 90802, and our current telephone number at that address is (310) 641-GCEH (4234).  We maintain a website at: www.gceholdings.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.  Our Sustainable Oils subsidiary also maintains a website at www.susoils.com.  Our Internet websites and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

Developments During 2012

During the fiscal year ended December 31, 2012, we achieved the following milestones in the development of this company:

•
We continued to improve our balance sheet by removing legacy liabilities and improving revenues.  These actions resulted in a profit for fiscal year 2012 of $63,287.  This represents net profits reported in three of the last four years, and;

•
We completed the development of our research farm in the Dominican Republic, which we are using to assess the growth of multiple varieties of Jatropha plants and explore the production of Camelina, and;

•
We increased our asset base by more than $3.3 million, an increase of over 21%, while decreasing our liabilities by $1.9 million, a decrease of over 14%. We plan to continue to invest in assets and expand farming operations, and;

•	We continued to provide management and advisory services to partners and third parties; and

•	We raised an additional $5.6 million in project equity and financing for our jointly owned farms and for our parent company, Global Clean Energy Holdings, Inc.

Recent Developments--Acquisition of Sustainable Oils

On March 13, 2013, The Company completed the purchase of certain assets, patents, and other intellectual property and rights related to the development of Camelina sativa as a biofuels feedstock (the “Camelina Assets”) from Targeted Growth, Inc., a Washington corporation.  Also on March 13, 2013, we purchased all of the membership interests of Sustainable Oils, LLC, (SusOils) a Delaware limited liability company, from Targeted Growth, Inc. and the other, minority owner of that limited liability company.  SusOils is a company that, since 2007, has been engaged in the development, production and commercialization of Camelina-based biofuels and FDA approved animal feed.  Substantially all of the Camelina Assets were previously owned by SusOils and used in SusOils’ operations.

The Camelina Assets include: three issued U.S. patents on Camelina Sativa varieties; a substantial portfolio of other IP assets, all of the Seller’s intellectual property related to the research, development, breeding and/or genetic development of Camelina; germplasm; licenses, consents, permits, variances, certifications and approvals granted by any governmental agencies relating to Camelina operations; machines, equipment, tractors and vehicles used in Camelina operations; the name “Sustainable Oils” and the Sustainable Oils logo; and certain trade secrets, know-how, and technical data.  As described more fully in this Annual Report, we intend to continue, and expand, the operations of Sustainable Oils, although such operations may be conducted under a new subsidiary.  Our goal is to obtain additional funding for that subsidiary in order to fund the planned expansion of the Camelina operations previously conducted by Sustainable Oils, which is part of our growth plan.

We paid for the Camelina Assets by issuing to Targeted Growth, Inc. (i) a secured promissory note in the principal amount of $1,300,000 (the “Promissory Note”) and (ii) an aggregate of 40,000,000 shares of our common stock.  Of the 40,000,000 shares, 4,000,000 shares will be held by an escrow agent for 15 months following the closing for the purpose of providing a partial security to support the indemnity provisions of the purchase agreement.

The purchase price for the Sustainable Oils, LLC membership interests was $100.  Sustainable Oils’ assets include 295,000 pounds of “certified” Camelina seeds that we intend to sell to farmers this year and/or next year for the production of Camelina feedstock.  The liabilities of Sustainable Oils include an approximately $2.3 million liability to UOP LLC, which is secured by a lien on the three patents we acquired as part of the Camelina Assets.  The foregoing debt owed to UOP LLC will remain a direct obligation of SusOils and not of this company.

In order to facilitate our Camelina operations, we have also entered into a long-term license agreement with Targeted Growth, Inc. under which Targeted Growth granted us a world-wide, exclusive license for the use of certain of its patented intellectual property with our future Camelina operations.  The license requires us to pay a royalty commencing with the commercialization of the covered intellectual properties.  We have also subleased a portion of Targeted Growth’s Bozeman, Montana research facility, where SusOils had previously performed its research and development.  We will continue Camelina research and development at that same facility with the support, as needed by certain employees of Targeted Growth, who will provide services to us under a separate Services Agreement, on an as needed, cost pass-through basis.

Business Operations

We are a multi-national energy agri-business with development and operations capabilities.  We maintain in-house staff for the development, management, cultivation, production and distribution of plant-based feedstock used to offset fossil fuels.  Our business plan and current principal business activities include the planting, cultivation, harvesting and processing of non-food based plants to generate seed oils and biomass for use in the biofuels industry, including the production of bio-jet, biodiesel and green diesel and renewable chemicals.  As a co-product of our farming and production processes, we will also produce feedstocks and product streams that substitute and displace fossil- and edible oil-based inputs in many industrial processes, including fertilizer, paint and fossil fuel production.

Since the inception of the organization, our strategy has been to be a diversified bio-energy feedstock provider by growing and expanding our energy farming and processing business to include numerous bio-based feedstock crops.  We plan to expand to the level where economies of scale and our methods of operations allow us to generate significant profits without the need for any government subsidies. The processes and procedures we employ to plant and cultivate our crops for our business are being continually refined in order to produce “best practices” for energy farm operations. By focusing on improving our farming practices and the technology we apply to our operations, we plan to operate economically, environmentally and socially sustainable energy farms which can replace fossil fuels or food based feedstocks at a production cost below the market price of their alternatives.   By continuing to invest in research and development, and acquiring or strategically aligning with companies that possess leading-edge technology in plant genetics, we will continue to develop high-yielding energy crops that deliver renewable energy feedstock into the market at competitive prices.

Our strategy is to leverage our farming and energy knowledge, experience and capabilities through the following means:

Research Farms.  In 2012, we completed land preparation and planting, and began operations on an energy farm in the Dominican Republic.  This farm will be used to test and research the growth of multiple varieties of Jatropha and other oil seed plants in the Dominican Republic for future commercial farm expansion in the region.  We plan to perform a full trial of Camelina on this property during 2013, and intend to add additional Research Farms in other locations around the world to determine the best varieties for specific growing regions.  As our business progresses, we will continue to work on plant genetics, soil science and cultivation practices to improve short-, medium- and long-term yields.

Partnership Farms Owned Via Joint Ventures.  We currently own three farms through joint venture arrangements with a third party financing source.  Our first farm in Mexico (which we refer to as Asideros 1), is our largest farm with approximately 5,149 acres of land near Tizimin, in the Yucatan Peninsula of Mexico.  The second farm (which we refer to as Asideros 2), consisting of approximately 5,100 acres, is located adjacent to the first farm.  In 2011, we acquired our third farm (which we refer to as Asideros 3), consisting of approximately 5,557 acres, that is located approximately five miles from the first two Mexican farms. Asideros 1 and 2 have been previously prepared and planted with over 6.0 million Jatropha trees.  Asideros 1 was planted with more than 20 varieties from around the world.  In part because of this diversity, the seed production capabilities of Asideros 1 are uncertain and may not meet initial estimates.  As a result, we are currently focusing operational efforts on Asideros 2, as it has the most current varieties and the greatest potential for production.  We plan to utilize the germplasm selections from Asideros 2 or from our breeding program to improve the varieties on Asideros 1.  Asideros 3 development is temporarily on hold until we determine the best producing plant selections from Asideros 2.  To date, we have acquired all the permits and certifications necessary to develop Asideros 3 as an energy farm. On the first two farms. all the necessary roads and support infrastructure have been developed to support operations.  The Jatropha trees on Asideros 2 are expected to gradually mature to become fruit bearing trees, commencing in 2013.  Sales from these two farms to date have primarily consisted of seeds for propagation, biomass used for specialty purposes, and oil and biomass for testing by potential customers.

For additional information regarding our joint venture operations, see “Jatropha Farming Operations—Tizimin--Mexico Farm,” below.

Jatropha Farm Development and Management Services.  The company continues to provide development and management services to unaffiliated companies and individuals who are planning the development and implementation of energy farms domestically and internationally.  These services are provided on a fee-for-service basis.  During the past three fiscal years, we have provided such advisory and management services for new Jatropha farm operations based in Mexico, the Dominican Republic, South America, Africa, and the United States. We plan to increase the level of development and management services that we provide as a means of generating near-term revenue and profits, and to allow us to fund the continued expansion of our technical services team.

Contract Farms. Our contract farming operations will focus on the production of Camelina.  We will continue with the relationships established by Sustainable Oils, which are expected to allow us to quickly expand contract farming operations on non-company owned farms. Under the existing contract farm arrangement, we will sell our certified Camelina seeds to third party farmers who have the land, skills, labor and equipment to properly farm the land.  We will also provide these farmers with “best practices” for Camelina cultivation and with the support of our technical services team of agri-business professionals.  The farmers then grow the Camelina plants and sell the Camelina feedstock produced on their farms to us after the harvest (usually 80-100 days after planting).  This procedure will allow us to quickly expand our business without the need to acquire land or any of the machinery, equipment or personnel to operate large farming operations.  As of the date of this Annual Report, we already have commitments from a number of farmers in California and Montana to conduct Camelina operations under this contract farming format.

Franchise Jatropha Farms. We have established a program for offering franchise operations for Jatropha farms. This program consists of all of the necessary programs and procedures to establish and operate a profitable Jatropha farm. The program also entails establishing and providing methods to obtain all necessary equipment and supplies. To date, we have not entered into any such franchise agreements.

Our core activities consist of planting, cultivating, harvesting and processing non-food based oil seeds to generate liquid and solid feedstocks used in the biofuels industry and other high value, energy intensive industries where fossil- or plant-based oils are used as primary feedstocks. These industries include those that produce biodiesel and renewable diesel, renewable jet, and other high value biofuels and renewable chemicals.

We have identified the Jatropha curcas and Camelina sativa plants as our primary feedstocks for producing biodiesel and other biofuels, but we continue to research and test other plant species. The seeds from these plants contain oil with beneficial properties for the production of biofuels or as direct, drop-in replacements for fossil fuels.  We plan to utilize the seed oils for producing biofuels and bio-chemicals, the presscake (the residue of oil seeds when the oil has been pressed out) from Jatropha as a solid fuel, and the presscake from Camelina as animal feed.  The FDA has approved the use of Camelina presscake or meal as a protein-rich animal feed for cattle, poultry or swine.  We currently use the fruit shell (hull) from the Jatropha fruit as a fertilizer to reduce our fertilizer input and costs.

The Jatropha plant is a perennial tree that produces inedible fruit that containing large seeds with a high percentage of high-quality inedible oil.  Camelina is in the mustard seed family and produces small, very high oil content seeds that, like Jatropha, are well suited to the production of renewable fuels and bio-chemicals. Camelina oil-based jet fuel has been tested, approved and certified for use in multiple military aircraft, including several combat planes and helicopters. It is among the most highly tested and approved feedstocks for renewable fuels and chemicals to date.

We have identified strategic locations around the globe ideally suited to Jatropha or Camelina cultivation and processing.  These locations have been selected for a number of key strategic reasons, including proximity to large ports for logistics purposes, relatively stable democratic governments, favorable trade agreements with the United States, low-cost land, reasonably priced labor, favorable weather conditions and acceptable soil conditions.  We presently maintain farm properties in the Yucatan Peninsula of Mexico, on which we have commenced planting Jatropha and where we conduct research and development activities focusing on plant genetics, soil sciences, plant breeding and other related activities.  We also use these facilities for research conducted in collaboration with The Center for Sustainable Energy Farming (www.CfSEF.org).  We continue to sponsor and support research to identify and develop improved Jatropha varieties, as well as to establish ideal growing conditions in order to maximize our output of Jatropha fruit, seed oil and biomass while reducing inputs and maximizing resistance to pests and diseases.  We also have executed collaboration agreements with a number of developers and researchers around the world and are in process of establishing a number of additional joint research programs to test various “elite” varieties for their applicability in the Latin American market.  With the recent acquisition of Sustainable Oils, we will expand these research initiatives to include Camelina.

Our primary focus remains the renewable feedstock oil market, and we will continue expanding our operations, primarily in the areas of planting, harvesting and sale of feedstocks to end users in the energy and bio-chemical industries.  In the short term, we will continue our farm development activities and prepare for large-scale harvests of both Jatropha and Camelina seeds.  We expect to generate short-term revenues through the sale of Jatropha and Camelina seeds for germination, and the sale of oil, biomass and presscake (meal) as a thermal fuel or approved animal feed.  We continue to pursue the sale of our oil and biomass products into higher value, non-fuel, specialty markets like “green chemicals,” “green plastics,” and nutraceuticals.  Some of these specialty sales could represent a significant source of future revenues at substantially higher profit margins than the renewable energy feedstock sales.

Our board, management, employees, partners, technical advisors and consultants are senior energy, agricultural and business professionals that possess extensive experience in the energy and alternative fuels market. Collectively, the group has over 100 years of experience in the production of biofuels, renewable energy, and the agriculture businesses.  Accordingly, we have the resident expertise to provide development and management services to other companies pursuing biofuels and/or feedstock development activities, on a fee for services basis.  As described below, we currently provide such biofuel consulting services in locations that are not directly competitive to our existing or planned sites.

Jatropha Farming Operations

Mexico.

We currently own 50% of the issued and outstanding common membership units of GCE Mexico.  The remaining 50% in common membership units were issued to five investors affiliated with one of our largest stockholders (Global Clean Energy Holdings and the other members of GCE Mexico holding the common membership units are collectively referred to as “Common Members.”)  In addition, an aggregate of 1,000 preferred membership units were issued to investors also affiliated with one of our largest stockholders (the “Preferred Members”). During 2012, one of the Preferred Members acquired the Membership units of the other Preferred Members and, as a result, is now the sole Preferred Member.  As of March 20, 2013, the Preferred Members had provided a total of approximately $25 million to GCE Mexico for the purchase of the land underlying the three farms and for other operational purposes.  It is expected that the sole Preferred Member will continue to fund the ongoing operations of GCE Mexico in accordance with the approved 2013 budget.  This funding is expected to be necessary, and to continue until the Jatropha farms generate adequate funds to sustain operations.  The Preferred Member is entitled to a preferential return on his investment, the accrued cumulative amount of which was approximately $4.9 million as of December 31, 2012.

Included in the approximately $25 million that has been provided to date by the Preferred Members of GCE Mexico, the Preferred Members directly funded the purchase by GCE Mexico of the land in the State of Yucatan in Mexico on which the GCE Mexico three farms are located.  The purchase of land for the three farms was funded by mortgage loans, which cumulatively had an initial principal balance of $5,110,189.  Each parcel of land was acquired in the name of one of GCE Mexico’s Mexican subsidiaries and is secured by a mortgage in favor of the Preferred Member.  The mortgages bear interest at the rate of 12% per annum, and interest is payable on a quarterly basis to the extent the borrower has sufficient cash flow. If the borrower does not have sufficient cash to repay the interest on a current basis, then the loan agreement states that the unpaid interest will continue to accrue and will be payable when the borrower determines that it has sufficient cash to make the interest payment. The three mortgages, including any unpaid interest, become due in April, 2018, February 2019, June and October 2021.

GCE Mexico is managed under the supervision of a board of directors comprising four members, two of whom are appointed by us and two by the Preferred Member.  However, we are the manager of the joint venture, and we manage the day-to-day operations of GCE Mexico and the operations in Mexico.  GCE Mexico reimburses us for the cost of management of the joint venture and the farms, include a portion of our U.S. administrative expenses that are related to those operations.

The following is a summary of certain factors relevant to an understanding of the operations of the three Mexico farms:

•
The Jatropha trees that we planted on the first farm approximately four years ago are continuing to grow and mature.  We harvested small quantities of Jatropha fruit in late 2012.  We commenced selling oil commercially in 2011 and expect additional revenues from the sale of Jatropha seeds/oil and biomass as a result of the 2013 harvest.  Jatropha seeds can be harvested throughout the year.  Accordingly, as the trees that we planted during the past several years mature, our harvests of Jatropha seeds will increase future revenues from our Mexican operations.

•
Although some of our trees produced fruit and seeds in 2012, we expected a higher yield than we received.  Due to a number of environmental conditions many of the trees underperformed and the yield did not materialize to the level we expected. Our Tizimin operations are eligible for agricultural and other subsidies provided to certain foreign owned farming operations by the federal government of Mexico.  Through the year ended December 31, 2012, we received a total of $2,099,000 of subsidy payments.  These subsidies have been used to defray some of the initial start-up and early adopter costs that we incurred in establishing these farms.

•
Our Tizimin farms are being developed with the intent of providing non-food based feedstocks for the production of biofuels and to displace to use of food crops in the oleochemicals market. However, our development and cultivation of these farms has also enabled us to generate ancillary revenues from these operations.  For example, we have received revenue from the sale of biomass (wood and agricultural waste removed from our farms as the land is cleared for Jatropha planting) which we plan to expand in 2013.

•
Total capital used for start-up expenses and operations, since inception, for the three farms in Mexico (through March 16, 2013) is approximately $25 million (excluding subsidies received from the government of Mexico).  All such funding has to date been provided by the investing partners of GCE Mexico, the joint venture that indirectly owns the three Mexican farms.  Our investment partner has a priority right to receive revenues generated from these farms until the cumulative amount of their investment, plus a preferred return, has been returned to them.

Belize.

On July 2, 2009, we purchased Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”).  TAL owns land in subtropical Belize, Central America, that was initially used as a Jatropha farm.  The research functions from this farm have been relocated to our commercial farms in Mexico and the Belize farm currently is inactive.  Accordingly, we are actively pursuing the sale of this asset. The net assets of the Belize farm are classified as held for sale on the consolidated balance sheet.  In connection with the acquisition, we currently owe the former owners approximately U.S. $263,000 ($516,139 Belize Dollars) based on exchange rates in effect at December 31, 2012.  The notes are secured by a mortgage on the land.  The notes are currently overdue, but the holders of the notes have not declared a default.  We are currently in negotiations with a third party to sell the property.  The former owners/current note holders have been informed of the land purchase offer that we received, and they have provided their preliminary approval of the sale. If the offer is accepted, the earliest a transaction could be completed would be the second quarter of 2013.

Camelina Farming Operations

On March 13, 2013, we acquired the assets and business of Sustainable Oils, LLC (SusOils), a Camelina research, production and market development company that has operated since 2007.  Since its formation, SusOils has, among other things, developed new Camelina products, been issued three U.S.

plant protection patents on technologies it developed, arranged for the planting and harvesting of over 100,000 acres of Camelina in 10 states and Canadian provinces, performed Camelina research or field level trials in 34 US States and 6 Canadian provinces, as well as seven other countries (Spain, Italy, Portugal, Australia, New Zealand Ukraine and Saudi Arabia).  SusOils has contract processed Camelina oil into renewable jet fuel that they supplied to the U.S. Navy’s aircraft fleet. During the years 2010 through 2012, Sustainable Oils generated over $20 million of revenues from its operations and incurred net losses in part due to its research and business development activities of over $5.8 million (unaudited estimate).  Although we intend to utilize SusOils’ technologies and to capitalize on that company’s business development efforts, our business plan for the Camelina business differs from the Sustainable Oils business model. Specifically, at this time, we have no planned sales of oil to the U.S. military.

We currently intend to operate our Camelina business through a new subsidiary.  We intend to capitalize that new subsidiary with the Sustainable Oils intellectual properties and operating assets that we recently purchased.  In order to fund the operations and expansion of the Camelina operations, we intend to raise additional capital through the sale of debt or equity in the newly formed Camelina subsidiary.  Sustainable Oils’ operations have been headquartered in Bozeman, Montana.  We intend to continue to conduct our Camelina operations in Montana.  Accordingly, in March 2013, we entered into a sublease with Targeted Oils, Inc., a Washington based crop biotechnology company focused on developing products with enhanced yield and improved quality for the agriculture and energy industries, to sublease a portion of Targeted Growth’s research facilities and administrative offices in Bozeman, Montana.  See, “Item 1.02.  Properties.”

In February 2013, the EPA issued a final rule that describes new fuel pathways to qualify Camelina oil (new feedstock) as an advanced biodiesel and renewable diesel (including jet fuel and heating oil). With the recent approval of Camelina oil by the EPA as an advanced biofuels feedstock under RFS, the new focus for SusOil is to quickly expand its footprint of planted acreage to achieve economies of scale and profitability. We plan to commercialize and expand its products into areas where the highest value can be obtained.  This includes for various biofuels, renewable chemicals, specialty chemicals and high value animal feed.  We will:

1.
Utilize established farmers with available land which is either fallow or idle due to crop rotation.  By using their existing equipment and labor we will minimize capital costs and maximize resource utilization, increasing net revenue and profits to the farmers, and;

2.
Utilize existing regional processing resources.  This will add incremental revenue to existing processing facilities and allow us to utilize facilities during slower or idle times, further adding revenue and profit for oil and meal processers, and;

3.
Expand Research & Development efforts to continue to increase yield from Camelina production.  We will support our contract farmers with strong plant and soil science. This will further improve revenue and reduce unit production costs, generating additional revenue and profits to be shared with farmers and processers, and;

4.	Strategically locate “Camelina Farming Regions” near regional support services which include processing and logistics hubs, and;

5.
Develop strategic partnerships and supply agreements near “Camelina Farming Regions” throughout the U.S. and Europe to produce significant purpose-specific acreage, supplying more regional and local users.  This will optimize logistics and processing costs and provide for higher revenue and profit, and;

6.	In 2014, our plan is to expand to over 50,000 planted acres to achieve economies of scale for growth, and;

7.	By 2022, our plan is to have 1.0 million acres of Camelina growing annually in the US, with additional international acreage.

Principal Products

The Jatropha curcas and Camelina sativa plants will be our primary agricultural focus for the foreseeable future.  Jatropha is a perennial, inedible tree, and all of its by-products can be used for either fuel, a vegetable oil substitute in non-food products of biomass-based energy production.  It is a very efficient tree that produces high quality seed oil and high-energy content biomass.  Camelina sativa is an annual plant grown primarily in northerly climates, including the United States, as a rotational crop with wheat and other food crops when land is either fallow or not being used. As a result, Camelina does not compete with food production or create direct land use change.  We expect our principal products to include the biofuels oil feedstock, vegetable oil replacement and biomass derived from the cultivation and processing of the both plants.  In addition, we expect to generate revenues from the sale of carbon credits earned from our agricultural operations.

Biofuels Oil Feedstock

The feedstock oil needed for the production of bio-jet, biodiesel, renewable diesel and green diesel that is currently available on the market today is primarily supplied from edible seed oils, including soy, canola (rapeseed), sunflower and palm.  There are other types of feedstock that can be converted into biofuels, like animal fats and recycled cooking grease, but they make up a small portion of the market supply.  Our primary source of biofuels feedstock will be from Jatropha and Camelina seed oil.  One significant advantage of Jatropha and Camelina over other traditional oil seed crops is that they do not compete for resources with other crops grown primarily for food consumption.

Camelina sativa is a member of the mustard family, a distant relative to canola, and a relatively new and attractive entrant into the biofuels feedstock sector. Camelina plants are heavily branched, growing from one to three feet tall and have branched stems that become woody as they mature. As the reproductive cycle progresses, seed pods form which contain many relatively small, oily seeds. Because there is no seed dormancy in Camelina, it can be grown in multiple seasons and has a very short maturity curve.

Camelina can produce seeds with relatively little moisture and can be harvested early. It is classified as a low input crop and can survive on little water/rainfall, and it requires less fertilizer than many other crops.  Camelina can be seeded and harvested with conventional farm equipment, making it a perfect rotation crop for existing farmers.

Camelina seeds typically contain between 35-38% oil and are high in omega-3 fatty acids. This makes the oil very desirable for biofuels production and the meal left after the oil has been removed is a very good option for livestock feed—competing directly with soy and canola meal.

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

Camelina produces a co-product from the oil extraction process which is a high protein press-cake (meal) that has been tested and approved by the Food and Drug Administration (FDA)  as a livestock (animal) feed for cattle, chickens and pigs. This provides additonal revenue and reduces the net production cost of the crude Camelina oil, further improving project economics.

Carbon Credits

The production and use of biofuels reduces total global emissions – and corresponding anthropogenic climate change – by recycling carbon that has already been released into the atmosphere and preventing new, fossil-based carbon from being released.

•	Growing perennial and annual crops, like Jatropha and Camelina, respectively, offsets the production and release of greenhouse gas intensive fuels and reduces total global emissions.

•	Jatropha and Camelina derived biofuels also produce significantly less NOx, SOx and PM10, all of which contribute to regional pollution and global climate change.

•
The development of agricultural-based energy projects, like plant oil and related biomass, may produce carbon credits through the sequestration (storing) of carbon and the displacement of fossil-based fuels.

•
The international climate consensus that created the Kyoto Accord also prompted several state, regional and sub-regional climate initiatives, mandates and voluntary schemes that require or encourage entities to reduce overall emissions.

•	Competing voluntary standards include the Voluntary Carbon Standard (VCS), the Gold Standard VER (GS-VER), Social Carbon (SC) and Climate Action Reserve (CAR).

•	California passed Assembly Bill 32 making it the only state in the U.S. that currently has a functioning cap-and-trade program to limit overall greenhouse gas emissions.

•
We continue to pursue the highest value market for our carbon credit development activities, and we anticipate our California Camelina operations will qualify for generating high-value, California compliant credits.

In response to inaction at the federal level on issues of global climate change, California passed Assembly Bill 32 making it the only state that currently has a functioning cap-and-trade program to limit overall greenhouse gas emissions. Regulated parties, those emitting more than 25,000 metric tons of carbon dioxide equivalent (CO2e) per year, are required to hold carbon allowances – those given out by the state to create the “cap” – or carbon credits – those generated from offsetting CO2 emissions – equal to total CO2e emissions. We continue to pursue the highest value market for our carbon credit development activities, and we anticipate our California Camelina operations will qualify for generating high-value, California compliant credits.

With respect to the compliance market, Certified Emission Reductions (CERs) may be generated through Clean Development Mechanism registered projects in non-Annex 1 nations, which include Mexico, the Caribbean, Central and South America.  Our current business plan contemplates the cultivation of multiple 20,000-hectare Jatropha energy farms.  Assuming full maturity of a 20,000-hectare Jatropha farm, we have calculated that we will generate more than 250,000 metric tons of sellable carbon credits annually. If we include the potential to use Jatropha trees as a carbon sink, we estimate this will increase the sellable carbon credits to over 350,000 metric tons per year.

Technology

Camelina:  On March 13, 2013, through the acquisition of SusOils we acquired three U.S. patents and two patent applications.  The patents consist of the following:

(a)           U.S. Patent Serial No. 12/945,420 entitled "Camelina Sativa Variety 'SO-40"

(b)           U.S. Patent Serial No. 12/945,438 entitled "Camelina Sativa Variety 'SO-50"

(c)           U.S. Patent Serial No. 12/945,455 entitled "Camelina Sativa Variety 'SO-60"

Jatropha:  We do not currently possess any patentable technology relating to our Jatropha operations, but we have developed considerable know-how, trade secrets, and proprietary processes and procedures for farm development and operations management.  We are currently engaged in research and development activities focused on improved Jatropha varieties, and we continue to expand on technical know-how and proprietary processes for optimizing the quality of our Jatropha yields, reducing operating costs and improving production capacity and efficiency.  These research and development activities currently consist of plant biology and molecular genetic research, and are being conducted primarily through in-house research and in joint development activities with the non-profit Center for Sustainable Energy Farming. We continue to develop our proprietary Sustainable Energy Farming Systems and it is expected that patentable technologies will result from our research activities. However, there can be no assurance that patentable technologies will be developed, or if they are developed, that we would be the sole owners of such patents.

Any technology we develop will be in one of three main categories: (i) plant and soil sciences, (ii) agricultural technology and procedure development, or (iii) material processing and end use applications.  Such technologies developed are expected to assist in reducing costs, improving efficiency and allowing us to move our products higher up the value creation.

Market

According to both the International Energy Agency (“IEA”) and the U.S. Department of Energy’s Energy Information Administration (“EIA”) estimates, the world demand for crude oil in 2012 was approximately 89 million barrels per day, with approximately 20% of that demand being diesel and fuel oil (distillate fuel oil).  This equates to a global consumption of distillate fuel oil of approximately 22.0 million barrels per day, or 337 billion gallons per year.  At a 5% blend, the world market for biodiesel exceeds 16.8 billion gallons per year.

U.S. diesel fuel oil consumption for 2012 was over 57 billion gallons.  At a 5% blend, the U.S. biodiesel market was over 2.85 billion gallons per year, which we expect will continue to grow.

As reported by the Environmental Protection Agency (EPA) , U.S. biodiesel refineries produced over 1.0 billion  gallons of neat (100%) biodiesel fuel in 2012, from a reported 100+ active producers with a total capacity of over 2 billion gallons.  This is just over 50% of capacity and represents  approximately  1.8% of U.S. demand for diesel fuel. The trend of production and consumption of biodiesel is growing. In 2005, U.S. refineries produced and sold approximately 75 million gallons; in 2006, approximately 250 million gallons; in 2007, approximately 450 million gallon; and in 2008, approximately 678 million gallons; in 2009 approximately 506 million gallons.  The drop in production in 2009 is primarily due to increased feedstock costs.  In both 2011 and 2012 U.S. biodiesel production exceeded 1.0 billion gallons.

Our primary market is the direct sale of Jatropha and Camelina oil for biodiesel, renewable diesel, renewable jet fuel, green plastics and renewable chemicals.  In addition we will sell biomass for energy production and animal feed and we will sell carbon credits we generate from our agricultural operations.  Our primary customers are processors of biofuels and users of plant based oils for chemical production.  We estimate that there are approximately over 100 biodiesel plants in the United States alone, which can utilize up to 100% of our crude or refined Jatropha and Camelina oil.  However, we expect to generate our highest revenues and greatest margins from customers who have logistical capacity on a water port accessible from the Gulf of Mexico or those located in close proximity to strategic Camelina growing regions.  This will reduce redundant transportation costs and allow us to ship large quantities economically.  These customers have historically paid a higher price for feedstock oil, since the majority of feedstock oil supplies have been shipped from the Midwestern United States.  We anticipate that our key customer profile will include well-financed, low-cost biodiesel refiners and specialty oleochemical companies.

Camelina-based fuels have been tested by the U.S. military and on commercial aircraft.  The U.S. Navy has tested and certified Camelina biofuel provided by Sustainable Oils as a 50-percent blend with regular jet fuel in the A-10 Thunderbolt II, the F-15 Eagle, the C-17 Globemaster III, and the F-22 Raptor. Sustainable Oils has provided nearly 500,000 gallons of Camelina-based hydrotreated renewable jet fuel (HRJ) to multiple branches of the U.S. military for its certification programs, making it the most thoroughly tested alternative fuel feedstock. This activity of the former company is not in the current business plan of GCEH. Jatropha oil has also been tested and approved by ASTM as an aviation biofuel feedstock.  A number of airlines, including Air New Zealand, Japan Airlines, Continental Airlines, Aeromexico and the U.S. Department of Defense have successfully tested bio-jet fuel for commercial use. The ability of Jatropha oil to replace kerosene-based jet fuel is being studied to reduce the aviation industry’s dependence on traditional fossil fuels.

In February 2013, the EPA issued a final rule adding Camelina oil as an official advanced biofuel pathway for the production of biodiesel and renewable diesel (including renewable jet fuel and heating oil).  We believe that this new rule will significantly expand the potential market for the Camelina feedstock that we intend to produce through our new Sustainable Oils/Camelina operations.  This is a significant ruling as it is the first novel (non-food based) crop to be approved as a feedstock for the production of advanced biofuels under the national renewable fuel standards (RFS).  This process took almost three years to complete.

In cooperation with Honeywell’s UOP and Emerald Biofuels, we submitted a pathway application for Jatropha oil to the EPA in June 2011. If it follows the same approval schedule as Camelina, it will be approved by mid-2014.

As our business develops, we expect to utilize industry professionals and distributors for the sale of Jatropha and Camelina oil and biomass in order to strategically target certain specialty markets and reduce overall costs.

Environmental Impact

Biofuels have social, economic and environmental benefits that are a major driving force behind their adoption.  Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other greenhouse gasses, which are associated with global climate change and adverse regional health impacts.  Biofuels are produced from renewable plant resources that “recycle” the carbon dioxide created when biofuels are consumed.  Life-cycle analyses consistently show that using biofuels produced in modern facilities results in net reductions of greenhouse gas compared to using fossil fuel-based petroleum equivalents.  These life-cycle analyses include the well-to-wheel energy equivalent of farming and production of biomass, including harvesting, conversion, transportation and utilization.  Biofuels help nations achieve their goals of reducing carbon emissions and reducing importation of foreign oil.  They burn cleanly in vehicle engines and reduce emissions of unwanted products, particularly unburned hydrocarbons, carbon monoxide and particulate matter.  These characteristics contribute to improvements in local air quality and all associated health benefits.  In a life-cycle study published in October 2002, entitled “A Comprehensive Analysis of Biodiesel Impacts on Exhaust Emissions, 2002,” the U.S. Environmental Protection Agency (“EPA”) analyzed biodiesel produced from virgin soy oil, rapeseed (canola) and animal fats.  The study concluded that the emission impact of biodiesel potentially increased NOx emissions slightly while significantly reducing other major emissions.

We believe there is sufficient global demand for alternative, non-food based inedible biofuel feedstocks to allow a number of companies to successfully compete worldwide.  In particular, we note that we are the only U.S.-based public company producing non-food based inedible oils for the production of biodiesel, which gives us a unique competitive advantage over many foreign competitors when competing in the U.S.

The price basis for our oil and biomass products will be comparable to their edible oil and biomass equivalents.  To date, we have not identified any substantial effort being undertaken for the commercialization of other inedible oils that could compete with Jatropha or Camelina.  With the growing demand for plant-based feedstocks, and the high price of oil and biofuels, we anticipate that we will be able to sell our plant oils and biomass profitably.

Employees.

As of December 31, 2012, we had 281 full time employees, contract employees and consultants, of which 277 were employed by our subsidiaries in Mexico.  The number of employees we employ fluctuates depending on our farm operations.  Since our first two farms have now been fully planted, and since we have not yet commenced planting the third farm, we plan to reduce the number of employees in 2013.  Neither this company, nor any of our subsidiaries is a party to any collective bargaining agreements.

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

Risks Related To Our Business

We have operated at a loss and will likely continue to operate at a loss in 2013 and for an uncertain period thereafter.

We have incurred an operating loss since our inception.  We had an accumulated deficit of approximately $26,599,000, and a working capital deficit of approximately $1,581,000 as of December 31, 2012.  Although we generated a net profit of $63,287 for the fiscal year then ended, we had a loss from continuing operations of $3,276,000 in fiscal 2012.  A significant reason for the net profit in 2012 was the receipt by GCE Mexico of grants from the government of Mexico for use with the operations of GCE Mexico’s farm holdings and operations in Mexico.  For accounting purposes, were recognized these government grants to our subsidiary as revenues. Also, we realized a gain of $1,013,000 from the settlement of legacy liabilities.

We are likely to continue to incur losses unless and until we are able to generate significant revenues from the sale of Jatropha products, the sale of Camelina seeds and feedstock, the sale of carbon credits, or from fees generated by providing Jatropha management advisory and consulting services.  Although we anticipate that our revenues from these sources will increase during fiscal 2013 and thereafter, no assurance can be given that these revenues will be sufficient to maintain or grow our business or that we will be able generate net income in the future.  The Camelina business and assets that we acquired in March 2013 are expected to generate significant new revenues in 2013, but the amount of these revenues is not projected to generate net profit for that division in 2013 nor for this company as a whole.  Losses have had, and will continue to have, an adverse effect on our stockholders’ equity and the trading price of our common stock.  Because of the numerous risks and uncertainties associated with our Jatropha operations, we are unable to predict when we may become profitable, if at all.  If we do not become profitable or are unable to maintain future profitability, the market value of our common stock will be adversely affected.

Our projected revenue sources are tenuous, and no assurance can be given that all anticipated revenues will, in fact, be received.  The Jatropha seed harvests from our Mexico operations have not met our expectations, and the amount of revenues that we may generate from our new Camelina business is still unknown.  In addition, our current liabilities still significantly exceed our current assets, and the amount of revenues that we expect to generate in 2013 from our Jatropha-related consulting services, our new Camelina operations, and other sources may not be sufficient to fund all of our working capital needs.  At present, the Company has sufficient funds to operate through the end of June 2013.  The Company is in discussions with certain financing sources to provide financing for both Global Clean Energy Holdings and our new Camelina operations; however, no assurances can be given that we will receive some or all of the anticipated financing. Currently, the sole source of cash that we can classify as probable and material are the reimbursement payments that we expect to receive from our GCE Mexico subsidiary.  However, the ability of GCE Mexico to make these payments is dependent upon additional capital contributions forecasted to be provided by the Preferred Member of GCE Mexico.  While we have been informed that the investor in the GCE Mexico venture will continue to make the necessary capital contributions, no assurance can be given that he will, in fact, do so.  The reimbursements from GCE Mexico are expected to cover only approximately 21% of our corporate overhead for the remainder of 2013.  Although we anticipate that our new Camelina operations will generate significant revenues from the various agreements that are already in place, these revenues will not be sufficient to fund our working capital needs or generate any profits in 2013.  In addition, all of the revenues that our GCE Mexico subsidiary may generate in 2013 from its Jatropha operations are expected to be used to operate the Mexico farms and will not be available to defray our corporate overhead expenses or pay any of our on-going costs of operations.  If funds we receive from these sources are not sufficient to fund our operating needs, we will have to raise funds from other sources, such as the sale of securities, strategic partnerships, or governmental grants or loans.  No assurance can be given that we will be able to obtain such funding, if needed.  In the event that we are unable to raise additional capital, or the revenues we generate are not sufficient to fund our operating expenses, we may have to reduce and restructure our operations.

We may need significant additional capital in order to fund our expansion and the implementation of our business plan, which we may be unable to obtain.  If we do not receive additional funding, we may not be able to achieve our business plan of further developing our biofuels business and we may even be forced to reduce our future operations.

In addition to generating funds to cover our operating expenses, we will need a significant amount of additional funding in order to (i) acquire and operate additional Jatropha farms, (ii) ramp up our new Camelina operations in accordance with our business plan, and (ii) otherwise implement our biofuels operations in accordance with our business plan.  Our capital requirements for expanding our operations will be significant, and we do not currently have any of the funds that we expect to need for these purposes.  Accordingly, we will need to obtain a significant amount of additional capital to continue to fund our operating expenses and to expand our Jatropha and Camelina businesses.  To date, we have acquired approximately 15,000-acres of Jatropha farms that we own in Mexico through a joint venture with our financing partners.  Cumulatively, our GCE Mexico investors have contributed over $24 million to the acquisition of Jatropha farm land in Mexico and to the operations of that business.  However, pursuant to the terms of the Limited Liability Company Agreement for GCE Mexico, once our existing farms become profitable, all such earnings will first be used to repay the existing mortgages and then to repay the Preferred Members. Only after these obligations have been satisfied will the Company receive distributions from earnings of the existing farms.  The lack of a near-term return on our Mexico operations may hinder our ability to raise capital to fund our own, company-owned Jatropha farms.  We do not have binding commitments from any third parties to provide us with additional funds to finance either (i) the acquisition, development and operation of the Jatropha farms that represent an important aspect of our business plan or (ii) ramp up of our new Camelina business.  While we have enough seeds on hand and arrangements in place to operate the new Camelina operations, the profitability of that new business depends on increasing the amount of Camelina that is grown and processed, which in turn requires additional funding.  Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Historically, we have raised capital through the issuance of debt and equity securities.  However, given the risks associated with a relatively new and untested biofuels business, the risks associated with our common stock (as discussed below), and our status as a small, unknown public company, we expect in the near future, we will have a great deal of difficulty raising capital through traditional financing sources.  Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed.  Our failure to raise capital, when needed, and in sufficient amounts, will severely impact our ability to successfully operate our new Camelina business and to develop our Jatropha biofuels business.  Any additional funding that we obtain in an equity or convertible debt financing is likely to reduce the percentage ownership of the company held by our existing security holders.  The amount of this dilution may be substantial if the trading price of our common stock is low at the time of any financing from its current levels.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain the needed additional funding, we will have to reduce or even totally discontinue our operations, which would result in a total loss to all of our shareholders.

We have limited operating history in the feedstock and biodiesel industries, which makes it difficult to evaluate our financial position and our business plan.

We commenced our current feedstock and biofuels operations in 2007.  Since then, we have focused our efforts on developing our Jatropha business, including, among other things, acquiring our Jatropha farms through a joint venture, and cultivating Jatropha plants for the subsequent production and sale of Jatropha seeds, oil and biomass.  Because our operations thus far have concentrated on establishing our Jatropha business, and because the Jatropha trees on our farms have only recently started producing  Jatropha fruit, we have had limited sales of Jatropha seeds, oil and by-products to date.  Thus, we have little operating history as a feedstock/biofuels company on which a decision to invest in our company can be based.  However, to date, our first Jatropha farm has not operated at the level that we expected.  Although we still believe that our GCE Mexico operations in general will be successful in the long term, the lack of success so far in Mexico has caused us to modify our business plan with respect to the operations of the three Mexico farms.  The future of our company currently is dependent upon our ability to successfully harvest, market and sell the Jatropha products and to otherwise implement our business plan in the Jatropha business.  While we believe that our overall business plan, if implemented as conceived, will make our company successful in the long term, we have limited operating history against which we can test our plans and assumptions, and therefore cannot evaluate the likelihood of success.

The Camelina operations that we recently acquired did not operate profitably, and no assurance can be given that we will be able to successfully operate that business.

On March 13, 2013, we bought the assets and business of Sustainable Oils, LLC, a Camelina research, production and market development company that has operated since 2007.  Since its formation, Sustainable Oils has, among other things, developed new Camelina products, been issued three U.S. patents on technologies it developed, arranged for the planting and harvesting of over 100,000 acres of Camelina in 10 states and Canadian provinces, and has sold Camelina as feedstock for use a jet fuel that has been used by the U.S. Air Force.  During the years 2010 through 2012, Sustainable Oils has generated over $20 million of revenues from its operations (unaudited estimate).  However, during those three years, Sustainable Oils, LLC accumulated net losses of over $5.8 million.  Although we intend to utilize Sustainable Oils’ technologies and to capitalize on Sustainable Oils’ business arrangements, our business plan for the Camelina business differs from the Sustainable Oils business model.  No assurance can be given that we will be able to turn around Sustainable Oils’ operations or that our proposed new Camelina operations will be successful.  While we project that our Camelina business will be profitable over the longer term, our internal projections assume, among other things, that we will raise up to $5 million  of new capital for the Camelina operations and that we will be able to increase the total acreage of Camelina planted during the course of a year to over 50,000 acres.  No assurance can be given that we will raise the amount of capital needed to expand our Camelina operations, or that if we do raise the capital, that we will increase the amount of Camelina planted acres to the projected level.

The three U.S. patents that we own on Camelina technologies are encumbered by a first priority lien and could be lost to foreclosure.

On March 13, 2013, we acquired three U.S. patents on certain Camelina varieties.  The three patents are subject to a lien in favor of UOP, LLC (a Sustainable Oils, LLC service provider) to secure a defaulted obligation in the amount of $2.3 million.  Although Global Clean Energy Holdings did not assume this obligation and is not required to repay this amount, we will have to either repay or otherwise settle this obligation in order to remove the lien.  The obligation currently is overdue and in default, and UOP LLC could foreclose on the three patents.  We have initiated preliminary discussions regarding this lien with UOP LLC, but have not reached an agreement.  In the event that UOP LLC were to foreclose on the three patents, our operations may be negatively affected.

Our Jatropha and Camelina operations are subject to all of the risks normally associated with large farming operations, including risks related to the weather.

Through our GCE Mexico I, LLC joint venture, we currently own approximately 15,000 acres of farm land in the Yucatan peninsula, Mexico, which land is dedicated to the production of Jatropha biofuel and other related products.  Of those 15,000 acres, 8,247 acres have been planted and contain Jatropha trees.  The cultivation, planting, maintenance and harvesting of Jatropha trees is subject to all of the risks normally associated with the operation of large farms, including risks related to the weather, soil conditions, pests, insects, plant diseases, and plant selection and breeding.  For example, our Mexico farms did not previously produce a significant harvest of Jatropha fruit because of the heavy rains and extended rainy season.  No assurance can be given that the weather or other conditions will not adversely affect future harvests of Jatropha fruit at our Mexico farms.  In addition, we have contracted with farmers in North America to plant and grow Camelina on their farms, which we intend to acquire for resale as biofuel feedstock.  The planting, growing and harvesting of Camelina is also subject to all of the risks normally associated with farming activities in North America.

Because our interest in cash distributions from our Mexico joint venture is subordinated to the return of our investors’ investments and a 12% compounded annual return, we do not expect to receive any cash from our Mexico Jatropha farms for a number of years.

The Jatropha trees we planted in 2008 in the first of our Mexico Jatropha farms are now beginning to produce fruit, and, as a result, we anticipate that in 2013 and thereafter, our Mexico farms will generate increasing amounts of revenues.  However,  under our GCE Mexico I, LLC operating agreement, revenues from the Jatropha crop are first applied to our farm operating expenses, and then any excess cash flow is first used to return our GCE Mexico I, LLC  investors’ investment in these farms and is then used to pay a cumulative 12% per annum preferential return on their investment.  As of December 31, 2012, the total amount we have to pay our investors, including the preferential return, before any cash is distributed to us, was approximately $5.0 million.   We currently do not anticipate that the Mexico farms we jointly own through GCE Mexico I, LLC will generate sufficient cash to repay this amount for at least several years.  Accordingly, other than management fees that GCE Mexico I, LLC is required to pay us, we do not expect to receive any cash distributions from our majority ownership interest in this entity for several years.  No assurance can be given that our investment in GCE Mexico I, LLC will ever generate sufficient revenues to repay our joint venture investors and return capital to this company.

Our Jatropha biofuels business is a new and highly risky business that has not been conducted on a similar scale in North America.

Our business plan calls for a large scale planting and harvesting of Jatropha plants, primarily outside of the United States, and for the subsequent production and sale of Jatropha oil (and other Jatropha byproducts) for use as a biofuel in Mexico and in the United States.  In addition to all of the risks normally associated with developing a new line of business, we will be subject to certain risks unique to our Jatropha biofuels business, including the large scale production of plants that have not heretofore been grown on large scale farms in Mexico, logistical issues related to the oil and biomass produced at such farms, market acceptance, uncertain pricing of our products, developing governmental regulations, and the lack of an established market for our products.

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

Our future growth is dependent upon strategic relationships within the feedstock and biodiesel industries.  If we are unable to develop and maintain such relationships, our future business prospects could be significantly limited.

Our future growth will generally be dependent on relationships with third parties, including alliances with feedstock oil and biodiesel processors and distributors.  In addition, we will likely rely exclusively on third party farmers to plant, grow and harvest the Camelina plants from which we expect to obtain the Camelina oil feedstock.   Accordingly, our success will be significantly dependent upon our ability to establish successful strategic alliances with third parties and on the performance of these third parties.  These third parties may not regard their relationship with us as important to their own business and operations, and there is no assurance that they will commit the time and resources to our joint projects as is necessary, or that they will not in the future reassess their commitment to our business.  Furthermore, these third parties may not perform their obligations as agreed.  In the event that a strategic relationship is discontinued for any reason, our business, results of operations and financial condition may be materially adversely affected.

A significant decline in the price of oil could have an adverse impact in our profitability.

Our success is dependent in part upon the historic high price of crude oil and on the high price of seed oils that are currently used to manufacture biodiesel.  A significant decline in the price of either crude oil or the alternative seed oils will have a direct negative impact on our financial performance.

There are risks associated with conducting our business operations in foreign countries, including political and social unrest.

All of our Jatropha farms are currently located in Mexico.  We expect that most, if not all, of our future Jatropha operations will also be primarily located in foreign countries, particularly in Mexico.  Accordingly, we are subject to risks not typically associated with ownership of U.S. companies and therefore should be considered more speculative than investments in the U.S.

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

In addition, Mexico has a nationalized oil company, and there can be no assurance that the government of Mexico will continue to allow our business and our assets to compete with their interests. Our operations could be adversely affected by political, social and economic unrest in Mexico and any other foreign countries in which we commence agricultural operations.

We plan to grow rapidly and our inability to keep up with such growth may adversely affect our profitability.

We plan to grow rapidly and to significantly expand our operations.  Recent examples of our expansion include the purchase of a third farm in Mexico, and the March 13, 2013 acquisition of the Sustainable Oils Camelina business and assets.  In addition, we anticipate that the Camelina operations in North America will require us to maintain other offices and hire additional personnel.  If we succeed in significantly expanding our operations, our growth may place a significant strain on our management team and other company resources.  We will not be able to implement our business strategy in a rapidly evolving market without effective planning and management processes.  If we grow significantly in our Jatropha or Camelina operations, we will have to manage multiple farms in various locations (some of which will be in foreign locations), hundreds of domestic and foreign employees, and relationships with various domestic and foreign strategic partners.  To manage the expected growth of our operations and personnel, we will have to significantly supplement our existing managerial, financial and operational staff, systems, procedures and controls.  We may be unable to supplement and complete, in a timely manner, the improvements to our systems, procedures and controls necessary to support our future operations, and consequently our operations will not function effectively.  In addition, our management may be unable to hire, train, retain, motivate and manage required personnel, or successfully identify, manage and exploit existing and potential market opportunities.  As a result, our business and financial condition may be adversely affected.

Our business will not be diversified because we will be primarily concentrated in one industry.  As a consequence, we may not be able to adapt to changing market conditions or endure any decline in the biodiesel industry.

We expect our business will be substantially dependent upon the success of our biofuel operations.  Accordingly, we expect that a substantial majority of our revenues will be derived from bio-fuel operations (either from the sales of feedstock oil harvested from our Jatropha farms, the biodiesel production and sales of Jatropha or Camelina oil, the sale of carbon credits produced from Jatropha farms, and the development and management services related to the cultivation and production of Jatropha plants and biofuel).  We do not have any other lines of business or other sources of revenue to rely upon if the markets for feedstock oil and biodiesel, or ancillary products decline.  Our lack of diversification means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the bio-fuels industry.

Reductions in the price of biodiesel, and decreases in the price of petroleum-based fuels could affect the price of our feedstock, resulting in reductions in our revenues.

Historically, biodiesel prices have been highly correlated to the Ultra-Low Sulfur (“ULS”) diesel prices.  Increased volatility in the crude oil market has an effect on the stability and long-term predictability of ULS diesel, and hence the biofuels prices in the domestic and international markets. Crude oil prices are impacted by wars and other political factors, economic uncertainties, exchange rates and natural disasters.  The demand for, and price of crude oil may decrease due to the predicted increase in the availability of crude oil and natural gas as a result of the recent significant increase in hydraulic fracturing, an extraction method that has made the extraction of oil and natural gas more available and economical.  A reduction in petroleum-based fuel prices may have an adverse effect on biodiesel prices and could apply downward pressure on feedstock, affecting revenues and profits in the feedstock industry, which could adversely affect our financial condition.

Delays due to, among others, weather, labor or material shortages, permitting or zoning delays, or opposition from local groups, may hinder our ability to commence operations in a timely manner.

We could incur delays in the implementation of our plans to plant and harvest Jatropha or  Camelina, or our plans for the construction of support facilities, due to permitting or zoning delays, opposition from local groups, adverse weather conditions, labor or material shortages, or other causes.  In addition, changes in political administrations at the federal, state or local level that result in policy changes towards the large scale cultivation of Jatropha or Camelina, or towards biofuels in general, could negatively affect our future business, operations and profitability.

We may be unable to locate suitable properties and obtain the development rights needed to build and expand our business.

A significant part of our overall business plan assumes that we will be able to identify and develop agricultural properties (farms, nurseries, etc.) for the production of Jatropha and our other biofuels feedstock.  The availability of land for this activity is a key element of our projected revenue generation.  Our ability to acquire appropriate land in the future is uncertain and we may be required to delay planting, which may create unanticipated costs and delays.  In the event that we are not successful in identifying and obtaining rights on suitable land for our agricultural and processing facilities, our future prospects for profitability will likely be affected, and our financial condition and resulting operations may be adversely affected.

Technological advances in feedstock oil production methods in the biodiesel industry could adversely affect our ability to compete and the value of your investment.

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

Alternative fuels, including a variety of energy alternatives to biofuels, are continually under development. Technological advances in fuel-engines and exhaust system design and performance could also reduce the use of biofuels, which would reduce the demand for biodiesel.  Further advances in power generation technologies, using cleaner hydrocarbon based fuels, fuel cells and hydrogen are actively being researched and developed.  If these technological advances and alternatives prove to be economically feasible, environmentally superior and accepted in the marketplace, the market for biofuels could be significantly diminished or replaced, which would adversely affect our financial condition.

Our ability to hire and retain key personnel and experienced consultants will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

We are highly dependent upon our management and on Richard Palmer (our Chief Executive Officer) in particular.  The loss of the services of any of our management personnel may impair management's ability to operate our company or our ability to develop and manage our Jatropha farms and or new Camelina operations.  We have not purchased key man insurance on any of our officers, which insurance would provide us with insurance proceeds in the event of their death.  Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace such individuals or to replace any business lost by the death of such individuals.  We may not be able to attract and retain the necessary qualified personnel.  If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

Our operating costs could be higher than we expect, and this could reduce our future profitability.

In addition to general economic conditions, market fluctuations and international risks, significant increases in operating, development and implementation costs could adversely affect our company due to numerous factors, many of which are beyond our control.  These increases could arise for several reasons, such as:

•	Increased cost for land acquisition;
•	Increased unit costs of labor for nursery, field preparation and planting;
•	Increased costs for construction of facilities;
•	Increased transportation costs for required nursery and field workers;
•	Increased costs of supplies and sub-contacted labor for preparing of land for planting;
•	Increased costs for irrigation, soil conditioning, soil maintenance; or
•	Increased time for planting and plant care and custody.

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

Our Jatropha farms are currently all located in Mexico.  The Mexican peso is the primary operating currency for our Mexico business operations while our financial results are reported in U.S. dollars.  Because our costs will be primarily denominated in pesos, a decline in the value of the dollar to the peso could negatively affect our actual operating costs in U.S. dollars, and our reported results of operations.  We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on our results of operations.  We cannot guarantee that we will enter into any such currency hedging transactions in the future or, if we do, that these transactions will successfully protect us against currency fluctuations.

We may continue to make future acquisitions, which will involve numerous risks.

In March 2013, we acquired Sustainable Oils and its business and assets.  In addition, we may make other acquisitions of companies in the future to expand our bio-fuel sources, our products, or our customer base.  The acquisition of Sustainable Oils, and the acquisition of other companies or businesses in the future, is subject to numerous risks, including:

•	diversion of management’s attention;

•	the effect on our financial statements of the amortization of acquired intangible assets;

•	the cost associated with acquisitions and the integration of acquired operations;

•	we may not be able to secure capital to finance future acquisitions; or

•	assumption of unknown liabilities, or other unanticipated events or circumstances.

Any of these risks could materially harm our business, financial condition and results of operations. There can be no assurance that any business that we acquire will achieve anticipated revenues or operating results.

Our future profitability is dependent upon many natural factors outside of our control.  If these factors do not produce favorable results our future business profitability could be significantly affected.

Our future profitability is highly dependent on agricultural operations.  There are many factors that can effect growth and fruit and seed production of the Jatropha plant and Camelina plants that produce our bio-fuel feedstock, including weather, nutrients, pests and other natural enemies of the plants.  Many of these are outside of our direct control and could be devastating to our operations.  All of our Jatropha agricultural operations are concentrated in the center of the Yucatan peninsula, near Tizimin, Mexico, an area that is subject to occasional periods of drought, excess rain, flooding, and possible Hurricanes.  Jatropha trees require water in different quantities at different times during the growth cycle.  Accordingly, too much or too little water at any given point can adversely impact production. While we attempt to mitigate controllable weather risks through water management and variety selection, our ability to do so is limited.  Our operations in Mexico are also subject to the risk of hurricanes.  Hurricanes have the potential to destroy crops and impact Jatropha production through the loss of fruit and destruction of trees either as a result of high winds or through the spread of windblown disease.  Likewise, the ability of the North America Camelina farmers with whom we have contractual arrangements to produce the Camelina feedstock that we will need for our operations will, to a large extent, depend on the weather in North America.  Recently, much of North America has experienced unusual, and somewhat extreme, weather conditions, which conditions may negatively affect Camelina farming and, therefore, our operations.  Adverse weather conditions in either Mexico or North America may materially affect our results of operations and financial condition. Risks Relating to Our Common Stock

Our stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

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

As of March 16, 2013, our directors and executive officers beneficially owned approximately 20% of our outstanding common stock.  These shareholders, if they act together, may be able to direct the outcome of matters requiring approval of the shareholders, including the election of our directors and other corporate actions such as:

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

Executive Offices.  Currently, we operate out of offices located at 100 W. Broadway, Suite 650, Long Beach California 90802.  Our leased offices consist of approximately 2,000 square feet and are leased at a monthly rate of $1.70 sq. ft per month.  The term of the lease expires on August 31, 2013.

Mexico Farms and Facilities:  As of March 20, 2013, we own the following three Jatropha farms through our GCE Mexico I, LLC joint venture:

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

2.           In March 2010 and June 2011, we purchased approximately 5,100, acres of additional land that is contiguous to our first farm.  In 2012, we completed planting onthis farm.  We financed the purchase of this farm through a mortgage loan in the amount of $963,382.  That loans bear interest at a rate of 12% per annum.

3.           In October 2011, we purchased approximately 5,557 acres of additional land for the development of a third Jatropha farm.  This land is located in the same region, approximately five miles from our other two farms.  We have planted a variety of Jatropha plants in our first two farms, and have used varying agricultural techniques to enhance the production of the trees in order to ascertain which variety is best suited for the region.  We expected to commence preparing the third farm once we obtain more information about the Jatropha trees in our first two farms.  We financed the purchase of this farm through a mortgage loan in the amount of $ 2,095,525.  That loan bears interest at a rate of 12% per annum.

Montana Offices/Facilities.  Our Sustainable Oils operations will be conducted primarily from Bozeman, Montana.  In March 2013 we entered into a two-year sublease with Targeted Growth, Inc. for the use of a portion of Targeted Growth’s facilities in Bozeman, Montana.  The leased space, consisting of a portion of the approximately 3,149 square feet building, may be used for bona fide biological research and for general office and administrative purposes only.  The building includes a seed laboratory along with related equipment and storage facilities and greenhouse space required for a breeding program.  We have agreed to pay our pro rata portion of the expenses of the building, including  a portion of the rent, utilities, and insurance, which rental payments vary depending on how much of each portion of the building we utilize.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

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

Fiscal Year Ended December 31, 2012	High Bid	Low Bid
First Quarter	$.04	$.03
Second Quarter	$.02	$.02
Third Quarter	$.02	$.01
Fourth Quarter	$.01	$.01

Fiscal Year Ended December 31, 2011	High Bid	Low Bid
First Quarter	$.034	$.018
Second Quarter	$.050	$.020
Third Quarter	$.050	$.036
Fourth Quarter	$.042	$.020

Shareholders

As of March 16, 2013, there were approximately 1,500 holders of record of our common stock, not including any persons who hold the stock in “street name.”

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
1993 Incentive Plan (1)	3,383,000	$0.03	--
2002 Stock Incentive Plan (1)	20,000,000	$0.02	--
2010 Equity Incentive Plan	15,980,000	$0.02	4,020,000
Equity compensation plans not approved by security holders Options	1,350,000	$0.02
Warrants	54,784,145	$0.02

Total ____________________	95,497,145		4,020,000
(1) These incentive plans have expired and no additional options or awards can be granted under either of these plans.

Recent Issuances Of Unregistered Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2012 that were not previously reported in a Current Report on Form 8-K.

Repurchase of Shares

We did not repurchase any of our shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

During the past three years, we have focused our efforts on acquiring, improving, and planting Jatropha farms (which are located in Mexico).  To date, most of the Jatropha trees that we planted in our new farms have not been mature enough to bear significant amount of Jatropha fruit from which we could produce commercial quantities of Jatropha oil.  Most of the trees that we planted are now, however, maturing to the point that they can produce a normal harvest.  As a result, we anticipate that our farms will commence generating increased revenues in 2013.  Last year we finished planting Jatropha trees on our second farm, and therefore anticipate that those trees will likewise start bearing fruit in late 2013 and early 2014.  We have also purchased a third farm, although we do not expect to start cultivating and planting Jatropha trees on this third farm until we have obtained the results of the testing program we conducted on our first two farms to determine the best varieties of Jatropha and the best agricultural practices.  As these newly planted trees mature they will bear fruit from which we can produce Jatropha oil.  Because our farms are still developing and our agricultural practices are still evolving, we are unable to accurately predict the amount of fruit and Jatropha oil that our farms will produce.  Nevertheless, with the additional productive trees, revenues from our farm are expected to increase in the future.

Our Mexican farming operations are managed by us through our wholly owned Mexican subsidiary, Global Energias Renovables, and the farm labor is employed through GCE Mexico I, LLC (“GCE Mexico”), our majority-controlled subsidiary.  GCE Mexico obtains its funding from on-going equity contributions of the unaffiliated investors of that entity.  Revenues generated, and expected to be generated, by the operations of GCE Mexico’s three farms will be used by that entity, and profits, if any, will be distributed to all owners of GCE Mexico (including this company).

We currently receive monthly payments from GCE Mexico to reimburse us for our expenses (including an allocation for overhead expenses) related to the management of the Mexico operations.  In addition to the reimbursements we receive for managing GCE Mexico and the three Mexico farms, this company (Global Clean Energy Holdings, Inc.) generates revenues from fees received for providing advisory and consulting services to third parties regarding Jatropha farms and the uses of Jatropha biodiesel.  Other than subsidies received from the Government of Mexico, these management/advisory service fees and the reimbursement payments from GCE Mexico I, LLC have been our principal sources of cash flow.

In March 2013, we acquired the Camelina assets and operations of Sustainable Oils, LLC, a company that, since 2007, has been engaged in the development, production and commercialization of Camelina-based biofuels.  Sustainable Oils has generated over $20 million of revenues during the past three years of its operations, and we anticipate that we will continue to conduct much of its operations in 2013 and thereafter.  In connection with the purchase of the Camelina business and operations, we also acquired  295,000 pounds of “certified” Camelina seeds, which seeds we intend to sell to farmers this year.  The sale of these seeds, and the sale of the Camelina feedstock that the seeds will produce, are expected to generate revenues this year.  Sustainable Oils has not, to date, operated profitably.  No assurance can be given that our business plan for the Camelina business will result in profitable operations.  Sustainable Oils is a wholly-owned subsidiary.  Its liabilities include an approximately $2.3 million liability to UOP LLC, which debt is secured by a lien on the three patents we acquired as part of the purchase of the Camelina assets from Targeted Growth, Inc.  The foregoing debt owed to UOP LLC will remain a direct obligation of Sustainable Oils; the debt has not been assumed by this Company.

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

Results Of Operations

Revenues.  During the years ended December 31, 2012, (‘fiscal 2012”) and December 31, 2011 (“fiscal 2011”) , we recognized revenues of $1,136,083 and $1,277,385, respectively.  The revenues that we generated in 2012, and 2011 primarily represent government subsidies received and fees earned for Jatropha related advisory services we rendered to third parties. To a lesser extent, revenues also include sales of Jatropha seeds and other products (waste wood, Jatropha seed husks, etc.) from our Mexico farms.  Since we acquired our first Jatropha farm in 2008, we have been engaged in cultivating the farms and planting Jatropha trees.  The Jatropha trees in our first farm have not produced the amount of fruit that we anticipated.  While the varieties of Jatropha trees planted in our second farm are expected to produce more fruit, the size of our harvests from our second farm are currently uncertain.  The trees on the second farm are expected to produce their first significant harvest at the end of 2014, while reaching maturity in 2017.

The decrease in revenues in fiscal 2012 compared to fiscal 2011 is the result of a decrease in subsidy payments received from the Mexican government, which decrease was partially offset by an increase in Jatropha farm advisory fees received from third parties, and, to a lesser extent, from an increase in revenues generated from the sale of our Jatropha farm products.  Our goal in 2013 is to substantially increase the revenues derived from the operations of our farms and to continue to generate fees from advisory services that we render to third parties.

General And Administrative Expenses.  Our general and administrative expenses for fiscal 2012, and fiscal 2011 were $2,069,309 and $2,087,447, respectively.  General and administrative expenses principally consist of officer compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).

Plantation and Operating Costs.  We recorded plantation and operating costs of $826,227 and $454,947 for fiscal 2012 and fiscal 2011, respectively.  Materially, all costs incurred, on the farms, are related to cultivation and harvesting.  The increased cost in 2012  is materially related to severance costs incurred related to the scaling back of the farm.  Since the farm has now been fully planted, and because of a reduction in on-going cultivation activities at that farm, we reduced the number of employees at our Mexican farms.  We incurred severance expenses in connection with that reduction.

Write Down of Impaired Long Lived Assets.  During 2012 we recorded an impairment charge of $1,639,815 in the fair value and the carrying value of our first Jatropha farm in Mexico.  This write off includes approximately 313 hectares (773 acres) of our first Jatropha farm in Mexico which is now considered to be fallow because the trees that we planted have not produced vegetative growth for the age of the trees, appear to have bad origins and inadequate land preparation, and have no resistance to fungus.  The trees on these acres are not expected to produce a yield or generate any future revenues and, accordingly, an impairment charge was recorded in 2012. There was no impairment charge and no related nonrecurring fair value measurement, for the period ended December 31, 2011.

Other Income/Expense. The principal component of Other Income/Expense for fiscal 2012 was the $1,013,387 gain that we recognized from the settlement and write off of liabilities.  Gain on settlement of liabilities represents gains we realized by discharging historic liabilities (most of which were incurred while this company operated as a developmental-stage bio-pharmaceutical company) at less than the accrued amount of such liabilities.  There was a gain of $1,024,076 on the settlement and write off of liabilities in fiscal 2011.

Interest Income/Expense.  In fiscal 2012, we incurred $857,439 of interest expense, compared to interest expense of $608,068 in fiscal 2011. This increase in interest expense is primarily due to the increase in debt associated with the acquisition of additional land for our farm operations in Tizimin, Mexico.  We currently own approximately 15,000 acres of land in Mexico that is subject to interest bearing mortgages, compared to approximately 8,849 acres of such land owned in 2011.

Income from Discontinued Operations.  During the fiscal 2012, we did not recognized any income or losses  from these discontinued operations, compared to $574 of loss we recognized in fiscal 2011. The income from discontinued operations in fiscal 2011 was the result of foreign currency exchange rate gains on remaining liabilities associated with our former bio-pharmaceutical business, which are denominated in euros.

Net loss attributable to the non-controlling interest.  Our Mexico farm operations are owned through GCE Mexico I, LLC, a Delaware limited liability company (“GCE Mexico”).  We own 50% of the common membership interests of GCE Mexico and one investor currently owns own the other 50% of the common membership interests.  The proceeds from the sale of the preferred membership units, and from subsequent capital contributions, have been used to fund the operations of Asideros Globales Corporativo 1 (“Asideros 1”) and Asideros Globales Corporativo 2 (“Asideros 2”), each of which have acquired land in Mexico that, collectively, constitute our first two Jatropha farms.  Asideros Globales Corporativo 3 (“Asideros 3”) acquired our third farm in October 2011, but had no impact on the results of our operations.  We own 1% of Asideros 1, Asideros 2 and Asideros 3, and the balance is owned by GCE Mexico.  Accordingly, we own 50.5% of Asideros 1, Asideros 2 and Asideros 3 either directly or through our common membership interest in GCE Mexico.  As such, our consolidated financial statements include the accounts of the Asideros farm entities.  Under GCE Mexico’s LLC Agreement, the net loss allocated from these entities to GCE Mexico is then further allocated to the members of GCE Mexico according to the investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest.  The net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico to the preferred membership interests.

Net income/loss attributable to Global Clean Energy Holdings, Inc.  In fiscal 2012, we incurred a loss from operations of $3,275,915, compared to a loss from operations of $1,265,009 in the prior fiscal year.  The decrease in the loss from operations was due in part to the $141,302 decrease in revenues and the $371,280 increase in plantation development costs.  Additionally, management incurred losses of $521,992 from impaired assets.  However, in fiscal 2012, we realized net income attributable to Global Clean Energy Holdings, Inc. of $63,287 because of the $1,013,387 gain from the settlement and write off of liabilities.  Our net income attributable to Global Clean Energy Holdings, Inc. in fiscal 2011 was $271,136.  In fiscal 2011, we realized $1,024,076 of gains from the settlement and write off of liabilities.

Liquidity and Capital Resources

As of December 31, 2012, we had $942,000 in cash and a working capital deficit of $1,581,000, as compared with $677,000 in cash and a working capital deficit of $1,727,000 at December 31, 2011.

Of the cash and cash equivalent balances as of December 31, 2012, $22,209 represent funds to be used for general corporate purposes. The remaining balance is anticipated to be used in the operations of the Tizimin, Mexico farms owned by that joint venture.  As a result, the GCE Mexico I, LLC funds will not be available to us for our working capital or other purposes, and are not available to us to repay indebtedness.

Based on the funds we have available, and on the proceeds we expect to receive during this year from our operations, we do not believe that we have sufficient funds to pay all of our 2013 projected administrative and other operating expenses.  We also do not have sufficient cash to repay all of our current liabilities should we be required to do so, nor do we have any funds available to make any capital investments.

Our cash requirements consist of cash required to fund (i) the corporate overhead and operating expenses of Global Clean Energy Holdings, Inc., (ii) our operations at our three farms in Mexico, and (iii) our new Camelina operations.  Our liquidity needs for each of these categories is described below:

Global Clean Energy Holdings, Inc.  Since our inception, we have financed our working capital needs primarily (i) through private sales of equity and debt financing, and (ii) from fees that we have generated by providing consulting and advisory fees to third parties related to Jatropha farm operations and the uses of Jatropha as a biofuel. Part of our corporate overhead (the functions related to our operations in Mexico) has been funded through reimbursement payments we receive from GCE Mexico I, LLC (“GCE Mexico”).  During 2012, we received overhead reimbursements of $338,124 from GCE Mexico.  We expect to continue to receive fees under a farm management agreement for our Dominican Republic farm through 2013 along with farm management fees from GCE Mexico.  Also, in fiscal 2012 we earned advisory fees of $347,048 from third party advisory service clients.  However, while we anticipate that we will continue to generate advisory service fees in the near term, we do not have any long-term consulting agreements.  Accordingly, the amount of advisory fees that we may receive in 2013 is uncertain and is not expected alone to be sufficient to fund our entire working capital needs.  We also expect to receive royalty payments from the legacy pharmaceutical assets we sold in 2009 to Curadis GmbH.  In February 2012, Curadis GmbH informed us that it has licensed certain of the technologies that we sold to it, and, as a result that we will be receiving a royalty of 4.5% of all net sales of products sold using the licensed technology.  In 2012 we received $24,921 from Curadis under this new licensing arrangement. The foregoing revenues that we anticipate receiving during the next twelve months are not, however, expected to be alone sufficient to fund all of our projected working capital needs for the next twelve months.  Accordingly, we anticipate that we will have to obtain additional equity financing in 2013 to fund our anticipated working capital deficit.

To date, we have not consummated any portion of our targeted equity raise for 2013, and we have not identified the sources for all of the required equity.  Certain investors may be unwilling to invest in our securities since we are traded on the OTC Bulletin Board and not on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing.  The volume and frequency of such trading has been limited to date.  There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all.  Any additional funding that we obtain in a financing is likely to reduce the percentage ownership of the company held by our existing security holders.  The amount of this dilution may be substantial based on the trading price of our common stock.  If we do not raise additional funds, we may be required to reduce or otherwise restructure our operations.

In 2009, we purchased all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”), from its four shareholders.  TAL, now our wholly-owned subsidiary, owns a 400-acre farm in subtropical Belize, Central America, which was used for Jatropha farming purposes.  We paid part of the purchase price of TAL by issuing four promissory notes to the four former owners.  These notes are secured by a lien on the 400-acre farm and have an aggregate initial principal balance of $516,139 Belize Dollars (approximately U.S. $263,000 based on exchange rates in effect at March 20, 2012).  The promissory notes have matured, but the holders of the notes have not declare a default.  We have determined that the operation of the Belizean farm is not economical given its small size and remote location, and that this development of this farm was not an efficient use of corporate capital.   Therefore, we have ceased operations at that farm and have relocated its research and farm assets to our Mexico farms.  We have reclassified the Belizean farm as an investment property and are currently attempting to sell the property.  We are currently in negotiations with a third party to sell the property.  The former owners/current note holders have been informed of the land purchase offer that we received, and they have provided their preliminary approval of the sale. If the offer is accepted, the earliest a transaction could be completed would be the second quarter of 2013.  If the land is sold, any net proceeds will be used for our working capital purposes.

GCE Mexico I, LLC.  Our business plan calls for us to acquire, develop and operate large Jatropha farms for the purpose of harvesting Jatropha oil for use as a biofuel.  The cost of acquiring and developing these farms significantly exceeds our current funding capabilities.  Accordingly, we have funded the acquisition of the three Mexico Jatropha farms through the GCE Mexico joint venture.  We currently own 50% of the issued and outstanding common membership units of GCE Mexico.  The remaining 50% in common membership units were originally issued to five investors affiliated with two of our largest stockholders.  In December 2012, one of our preferred members acquired the interests of the other member.  This company’s ownership position in GCE Mexico has remained unchanged.  In addition, preferred membership units were issued to two affiliates of our two largest stockholders.  As of March 20, 2013, the unaffiliated member of GCE Mexico has provided  over $25.0 million to GCE Mexico since the formation of that entity.  Distributions of available cash from GCE Mexico will first be used to return the foregoing capital contributions, plus an annual 12% preferred return, and will then be distributed 50% to this company, and 50% to the investor.  Because the three Jatropha farms owned through GCE Mexico are new farms (only one of which is expected to generate significant revenues in 2013), we do not project that cash distributions will be made to Global Clean Energy Holdings, Inc. for several years.

The operations of the three farms owned through GCE Mexico have, to date, been funded (i) primarily by the foregoing capital contributions made by the third party investors in GCE Mexico and, (ii) to a lesser extent, by government subsidies and by revenues generated by that entity (the farms have generated some revenues from the sale of biomass and oil).  The seed production from the first of the three farms owned through GCE Mexico has, to date, not met our expectations.  We are currently working on steps to increase the yield from the first farm, but such steps are not expected to significantly improve that farm’s operations in 2013.  The second GCE Mexico farm is expected to have a higher yield than the first farm, but because the GCE Mexico operations are still relatively new, we are unable to estimate the amount of revenues that the two planted GCE Mexico farms may generate in 2013 from Jatropha oil and seed sales.  However, the revenues from the two operating farms will not be sufficient to pay the operating costs of GCE Mexico in 2013.  We have submitted a budget to the third party investor of GCE Mexico for the 2013 operating expenses of GCE Mexico, and he has acknowledged his intent to contribute sufficient additional funds to pay the budgeted cash requirements during 2013.  Based on these assurances, we anticipate that we will have sufficient funds to operate our Mexico farms in 2013.  No assurance can, however, be given that the costs of operating the Mexico farms will not exceed our budget or that our GCE Mexico investor will, in fact, fund the budgeted amounts.

Camelina Operations.  In March 2013, we acquired the business and assets of Sustainable Oils, LLC, a company that has been engaged in developing Camelina products since 2007.  Sustainable Oils has generated over $20 million in revenues during the past three years, but has incurred a loss of approximately $5.8 million during that time.    The new Camelina operations will require a significant amount of additional cash to scale up its operations and to reach profitable operations.  Our goal is to capitalize that new subsidiary with the Sustainable Oils intellectual properties and operating assets that we recently purchased, and then to fund the operations and expansion of the Camelina operations with new debt or equity that we intend to raise specifically for the Camelina subsidiary.  While we have been in discussions with a number of sources for the additional funding, we have not entered into any binding arrangements for the desired amount of new funding.  No assurance can be given that we will obtain the additional capital necessary to operate and grow our new Camelina operations.  In the event that we do not obtain the necessary amount of financing to properly operate and scale up our new Camelina operations, those operations are expected to continue to operate at a loss.  Without the additional funding, we may have to re-evaluate our planned Camelina operations and, if we cannot restructure the Camelina operations, we may have to terminate and abandon that business.

Other Liquidity Needs.  Our business plan also calls on us to purchase our own Jatropha farms (in Mexico, or elsewhere).  Any such expansion will require a significant infusion of additional capital.  Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional farms solely for our own account.  In order to purchase Jatropha farms for our own account, or to acquire or build facilities to process our own Jatropha oil, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities.  No assurance can be given that we will be able to obtain sufficient capital from these sources.  The trading price of our common stock and the continued risk aversion in the equity and debt markets are expected to make it more difficult to obtain financing through the issuance of equity or debt securities.  The sale of additional equity or debt securities may result in further dilution to our existing stockholders, and new equity securities that we may issue may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will not be able to complete our business plan and expand our operations as planned.

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

In connection with the preparation of this Annual Report, our Certifying Officers evaluated the effectiveness of management’s disclosure controls and procedures, as of December 31, 2012, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  Based on that evaluation, the Certifying Officers concluded that management’s disclosure controls and procedures were effective as of December 31, 2012.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on that evaluation, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position held by each of our executive officers and directors.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
David R. Walker (1)	68	Chairman of the Board
Richard Palmer	52	President, Chief Executive Officer and Director
Donald J. Murray	52	Interim Chief Financial Officer
Martin Wenzel(1)	54	Director

(1)	Member of our Audit Committee

Business Experience and Directorships

The following describes the backgrounds of current executive officers and directors.  Our Board of Directors has determined that Mr. Walker and Mr. Wenzel are independent directors as defined in the Nasdaq rules governing members of boards of directors.

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

Richard Palmer

Richard Palmer was appointed as our President and Chief Operating Officer in September 2007, and been a member of the Board of Directors since September 2007. Mr. Palmer became our Chief Executive Officer on December 21, 2007.  Mr. Palmer has over 25 years of hands-on experience in the energy field, holding senior level management positions with a number of large engineering, development, operations and construction companies. He is a co-founder of Mobius Risk Group, LLC, an energy risk advisory services consulting company, and was a principal and Executive Vice President of that consulting company from January, 2002 until September 2007. From 1997 to 2002, Mr. Palmer was a Senior Director at Enron Energy Services. Prior thereto, from 1995 to 1996 Mr. Palmer was a Vice President of Bentley Engineering, and a Senior Vice President of Southland Industries from 1993 to 1996. Mr. Palmer received his designation as a Certified Energy Manager in 1999, holds two Business Management Certificates from

University of Southern California’s Business School, and is an active member of both the American Society of Plant Biologists and the International Tropical Farmers Association. Mr. Palmer is  Trustee & President of the Center for Sustainable Energy Farming (CFSEF), a non-profit research institute dedicated to sustainable communities, fueled by socially-responsible clean energy. In February 2013, Mr. Palmer joined the RSB Services Foundation's Board of Directors. RSB Services is the implementing entity of the Roundtable on Sustainable Biofuels (RSB) sustainability certification.

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

Donald J. Murray

Donald Murray has served as our Interim Chief Financial Officer since December 1, 2012.  Mr. Murray has an extensive financial background, including roles as Chief Financial Officer, Director of Finance, Vice President of Investment Banking and as a Portfolio Fund Manager. From 2009 to 2011, Mr. Murray served LiveFuels, an algae based biofuels company, in a number of capacities, including as the company’s Director of Finance in 2011.  Mr. Murray was the Chief Financial Officer of Stored Value Exchange, a technology platform company, from 2011-2012, and the Chief Financial Officer of Truli Media Group, a social media and ecommerce company, also from 2011-2012.  From 2007-2008, Mr. Murray served as Vice President of Investment Banking with Global Hunter Securities, from 2006-2007 he served as Vice President of Investment Banking with Pacific Ridge Capital, from 2003-2006 he served as Chief Financial Officer for LifeBase Advisors, from 1999-2001 served as Investment Banker/Operations Manager for Off-Road Capital and from 1996-1999 he was a Portfolio Manager for KW Fund Management.  Mr. Murray holds an MBA in Finance and International Business from The Ohio State University and a BA in Business Management from University of Maryland. Mr. Murray served in the United States Air Force from 1988-1993 in Intelligence Operations.

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

Based solely on information provided to us by our officers and our review of copies of reporting forms received by us, we believe that during fiscal year ended December 31, 2012, our current officers and directors complied with the filing requirements under Section 16(a).

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

The Audit Committee meets periodically with management and with our independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements.  The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures.  The Audit Committee is also authorized to review related party transactions for potential conflicts of interest.  During the fiscal year ended December 31, 2012, Dave Walker and Martin Wenzel constituted all of the members of the Audit Committee.  Both Mr. Walker and Dr. Wenzel were non-employee directors and independent as defined under the Nasdaq Stock Market’s listing standards.    Mr. Walker has significant knowledge of financial matters, and our Board has designated Mr. Walker as the “audit committee financial expert” of the Audit Committee.  The Audit Committee met four times during fiscal 2012 in connection with this Annual Report and our Quarterly Reports on Form 10-QSB.  The Audit Committee operates under a formal charter that governs its duties and conduct.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table set forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2011 and 2012 of all persons who served as our principal executive officer during the fiscal year ended December 31, 2012 and for any other executive officer who earned annual compensation during the fiscal year ended December 31, 2012 greater than $100,000.  Since no other executive officer earned more than $100,000 in 2012, our Chief Executive Officer is the sole “Named Executive Officer” of this company.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)	Bonus Paid or Accrued ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Richard Palmer	2012	250,000					250,000
	2011	250,000		0	0	22,800	272,800

Stock Option Grant

The following table sets forth information as of December 31, 2012, concerning unexercised options, unvested stock and equity incentive plan awards for our sole Named Executive Officer.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2012

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Palmer		6,000,000		0.02	3/16/2020
		6,000,000		0.02	3/16/2020

Director Compensation.

Pursuant to our Board of Directors’ the Compensation Policy, non-employee directors are entitled to receive the following benefits, among others, in consideration for their services as directors of the Company:

•	Monthly cash payments of $2,000;

•	Annual grants of non-qualified stock options to purchase up to 500,000 shares of the Company’s common stock;

•	Participation in the Company’s stock option plans; and

•	Reimbursement of certain expenses incurred in connection with attendance of meetings of the Board and Board Committee.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during fiscal 2012 for their services rendered as directors.  The compensation of Richard Palmer, who serves as a director and as our President and Chief Executive Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2012

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David R. Walker	24,000		8,500				32,500
Richard Palmer	-		-				-
Martin Wenzel	24,000		8,500				32,500
Total	48,000		17,000				65,000

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

(2)
Pursuant to the company’s director compensation, each non-employee director is entitled to an annual grant of options to acquire 500,000 shares.  Each director received options to acquire 500,000 shares of the company’s common stock at an exercise price of $0.01 per share, effective July 1, 2012.

Employment Agreements

Richard Palmer.  On September 7, 2007, we entered into an employment agreement (the “Employment Agreement”) with Richard Palmer, our President and Chief Executive Officer.

Under the Employment Agreement, we granted Mr. Palmer an incentive option to purchase up to 12,000,000 shares of our common stock at an exercise price of $0.03 (the trading price on the date the agreement was signed), subject to our achievement of certain market capitalization goals.  On April 22, 2009, our Board of Directors approved accelerating the vesting of all 12,000,000 unvested shares under the option.

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

Donald J. Murray. On November 28, 2012, we entered into a Consulting Agreement (the “Consulting Agreement”) with Donald J. Murray, pursuant to which Mr. Murray agreed, effective December 1, 2012, to serve as our Interim Chief Financial Officer.  Concurrently with the execution of the Consulting Agreement, we granted Mr. Murray a five year option to purchase 5,280,000 shares of the Company’s common stock (the “Options”), at a strike price of $.0125 per share, subject to the following vesting schedule: upon execution of the Consulting Agreement 660,000 Options vested; upon the first of the month and the first of every month thereafter during the term of the Consulting Agreement, 660,000 additional Options shall vest.  In the event that either party terminates the Consulting Agreement prior to June 30, 2013, the Options shall, upon such termination, cease vesting and the unvested Options shall be forfeited, and the Options shall only be exercisable to the extent that such Options have vested prior to the termination date.  The Consulting Agreement provides for termination of the Consulting Agreement without “cause” (as defined) by us with 30 days written notice.  There is no severance payment provision in the Consulting Agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 20, 2013 by (a) each person known by us to own beneficially 5% or more of each class of our outstanding voting shares (i.e. our common stock and our Series B Preferred Stock), (b) each of our named executive officers listed in the Summary Compensation Table and each of our directors and (c) all executive officers and directors of this company as a group.  As of March 20, 2013, there were 333,683,502, shares of our common stock issued and outstanding.  As of the same date, there were 13,000 shares of our Series B Preferred Stock issued and outstanding, which shares of preferred stock were convertible into an aggregate of 11,818,181 shares of common stock.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class of Common Stock
Preferred Stock:
Corporativo LODEMO S.A DE CV Calle 18, #201-B x 23 y 25, Colonias Garcia Gineres, C.P. 97070 Merida, Yucatan, Mexico	9,090,908	(3)	2.70%

Greenrock Capital Holdings LLC 10531 Timberwood Circle, Suite D Louisville, Kentucky 40223	2,727,273	(4)	.82%

Common Stock:
Targeted Growth, Inc. 2815 Eastlake Ave E, Suite 300 Seattle WA 98102	40,000,000		11.98%
Roll Energy Investments LLC 11444 West Olympic Boulevard, 10th Floor Los Angeles, California 90064	33,094,500	(5)	9.62%

Michael Zilkha 1001 McKinney, Suite 1900 Houston TX 77002	39,635,000	(6)	11.52%

Directors/Named Executive Officers:
Richard Palmer	75,280,240	(7)	21.57%
David R. Walker	6,403,539	(8)	*
Martin Wenzel	1,500,000	(9)	*

All Named Executive Officers and Directors as a group (3 persons)	83,183,779		23.373%

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
(7) Consists of 15,250,000 shares that may be acquired upon the exercise of currently exercisable options.  Mr. Palmer also has options to acquire 12,000,000 shares of common stock that are not currently exercisable and will not become exercisable unless certain conditions are met.
(8) Includes 5,500,000 shares that may be acquired upon the exercise of options.
(9) Includes 1,500,000 shares that may be acquired upon the exercise of options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Roll Energy Investments LLC (“Roll LLC”) and Michael Zilkha each presently owns more than 10% of our common stock.  Stewart Resnick is the sole manager of Roll LLC and, as a result of his control over Roll LLC, he is deemed to beneficially own the securities held by Roll LLC.

Our principal asset and our three operating Jatropha farms are owned in a joint venture in which both Mr. Resnick and Mr. Zilkha were principals during 2012.  As noted elsewhere in this report, we currently own 50% of the issued and outstanding common membership units of GCE Mexico, with the remaining 50% currently held by four other investors (the “Common Members”).  Additionally, Mr. Zilkha (the “Preferred Member”) currently own all of the preferred membership units of GCE Mexico.  Until December 2012, Mr. Resnick was affiliated with one of the Common Members and one of the Preferred Members, and Mr. Zilkha was affiliated with four of the Common Members and the other Preferred Member.  In December 2012, Mr. Zilkha acquired all of Mr. Resnick’s interests in GCE Mexico.  The Preferred Member is entitled to a preferential 12% per annum cumulative compounded return on their investment in GCE Mexico.

As of March 20, 2013, the Preferred Members have contributed a total of $19,936,000 to GCE Mexico.  The Preferred Members also directly funded the purchase by GCE Mexico of the land in the State of Yucatan in Mexico on which the GCE Mexico three farms are located.  The purchase of land for the three farms was funded by mortgage loans, which cumulatively had an initial principal balance of $5,110,189.  The mortgages bear interest at the rate of 12% per annum, and interest is payable  on a quarterly basis to the extent the borrower has sufficient cash flow. The three mortgages, including any unpaid interest, become due in April 2018, February 2019, June and October 2021.

Director Independence

Our common stock is traded on the OTC Bulletin Board and OTCQB Market.  Neither the OTC Bulletin Board electronic trading platform nor the OTCQB Market maintains any standards regarding the “independence” of the directors on our company’s Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

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

Audit Fees

The aggregate fees accrued by Hansen, Barnett & Maxwell. P.C. during the fiscal year ended December 31, 2012 and 2011 for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings were $ 76,772 and $80,936 respectively.

Audit-Related Fees

Hansen, Barnett & Maxwell. P.C. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal years ended December 31, 2012 and 2011.

Tax Fees

Hansen, Barnett & Maxwell. P.C. did provide, and  bill $7,100 for, tax compliance, tax advice, and tax planning services for the fiscal year ended December 31, 2012 and none in year ended December 31, 2011.   These services were pre-approved by the audit committee.

All Other Fees

Hansen, Barnett & Maxwell. P.C. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2012 and 2011.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies, the Audit Committee charter provides that the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  No other significant compensation services were performed for us by Hansen, Barnett & Maxwell. P.C. during 2012 and 2011.

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

10.2
Employment Agreement dated September 7, 2007 between Medical Discoveries, Inc. and Richard Palmer (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.3
Stock Purchase Agreement, dated October 30, 2008, between the Global Clean Energy Holdings, Inc. and the four shareholders of Technology Alternatives Limited, a Belizean Company formed under the Laws of Belize (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2008, and incorporated herein by reference)

10.4
Limited Liability Company Agreement of GCE Mexico I, LLC, a Delaware Limited Liability Company, dated April 23, 2008 (filed on December 31, 2009, as Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and incorporated herein by reference)

10.5
Sale and Asset Purchase Agreement, dated November 16, 2009, between Global Clean Energy Holdings, Inc., MDI Oncology, Inc., and Curadis Gmbh (filed as an Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 20, 2009, and incorporated herein by reference)

10.6
Amendment to Employment Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 31, 2010, and incorporated herein by reference)

10.7
Stock Option Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 31, 2010, and incorporated herein by reference)

10.8
Stock Purchase Agreement, dated as of March 2009, among Global Clean Energy Holdings, Inc., and Technology Alternatives Limited and its shareholders listed therein (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2009, and incorporated herein by reference)

10.9	Office Lease, dated as of August 31, 2012, between Global Clean Energy Holdings, Inc. and Danari Broadway, LLC*
10.10	Asset Purchase Agreement, dated March 12, 2013, between Targeted Growth, Inc. and Global Clean Energy Holdings, Inc.*
10.11	Secured Promissory Note, dated March 13, 2013, issued by Global Clean Energy Holdings, Inc. to Targeted Growth, Inc.*
10.12	Security Agreement, dated March 13, 2013 between Targeted Growth, Inc. and Global Clean Energy Holdings Inc.*
10.13	LLC Interest Purchase Agreement, dated March 12, 2013, between Global Clean Energy Holdings, Inc., Targeted Growth, Inc. and Green Earth Fuels, LLC
14.1	Medical Discoveries, Inc. Code of Conduct (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2009, and incorporated herein by reference)
23	Consent of Hansen, Barnett & Maxwell. P.C.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
XBRL Instance Document
XBRL Taxonomy Extension Schema
XBRL Taxonomy Extension Calculation
XBRL Taxonomy Extension Definition
XBRL Taxonomy Extension Label
XBRL Taxonomy Extension Presentation

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.
March 27, 2013	By: /s/ RICHARD PALMER Richard Palmer President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD PALMER	Chief Executive Officer	March 27, 2013
Richard Palmer	(Principal Executive Officer) and Director

/s/ DONALD MURRAY	Interim Chief Financial Officer (Principal Accounting Officer)	March 27, 2013
Donald Murray

/s/ DAVID WALKER	Chairman, the Board of Directors	March 27, 2013
David Walker

/s/ MARTIN WENZEL	Director	March 27, 2013
Martin Wenzel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Global Clean Energy Holdings, Inc.
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Global Clean Energy Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Clean Energy Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 27, 2013

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$941,579	$676,780
Accounts receivable	2,100	2,279
Inventory	1,564	104,782
Other current assets	298,586	327,701
Total Current Assets	1,243,829	1,111,542

PROPERTY AND EQUIPMENT, NET	14,559,002	11,905,182

INVESTMENT HELD FOR SALE	288,536	291,031

DEFERRED GROWING COST	3,378,990	2,780,871

OTHER NONCURRENT ASSETS	11,372	10,814

TOTAL ASSETS	$19,481,729	$16,099,440

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,135,594	$1,363,217
Accrued payroll and payroll taxes	1,018,894	1,046,763
Deferred revenue	-	152,732
Capital lease liability - current portion	42,829	56,257
Notes payable - current portion	60,800	26,000
Convertible notes payable	567,000	193,200
Total Current Liabilities	2,825,117	2,838,169

LONG-TERM LIABILITIES
Accrued interest payable	2,121,787	1,684,186
Accrued return on noncontrolling interest	4,963,582	2,907,678
Capital lease liability - long term portion	-	31,258
Notes payable - long term portion	40,200	-
Convertible notes payable - long term	-	567,000
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	12,235,758	10,300,311

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
293,683,502 and 285,062,812 issued and outstanding	293,683	285,062
Additional paid-in capital	24,588,022	24,260,628
Accumulated deficit	(26,599,007)	(26,662,294)
Accumulated other comprehensive loss	(56,121)	(21,996)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(1,773,410)	(2,138,587)
Noncontrolling interests	6,194,264	5,099,547
Total equity (deficit)	4,420,854	2,960,960

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$19,481,729	$16,099,440

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2012	2011

Revenue	$367,811	$339,105
Subsidy Income	768,272	938,280
Total Revenue	1,136,083	1,277,385

Operating Expenses
General and administrative	2,069,309	2,087,447
Write down of impaired long lived assets	1,639,815	-
Plantation operating costs	826,227	454,947

Total Operating Expenses	4,535,351	2,542,394

Loss from Operations	(3,399,268)	(1,265,009)

Other Income (Expenses)
Other income	121	185
Interest expense	(857,439)	(608,068)
Gain on settlement of liabilities	1,013,387	1,024,076
Foreign currency transaction gain (loss)	(32,716)	70,272

Net Other Income	123,353	486,465

Loss from Continuing Operations	(3,275,915)	(778,544)

Loss from Discontinued Operations	-	(574)

Net Loss	(3,275,915)	(779,118)

Less Net Loss Attributable to the Noncontrolling Interest	3,339,202	1,050,254

Net Income attributable to Global Clean Energy Holdings, Inc.	$63,287	$271,136

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Income from Continuing Operations	$63,287	$271,710
Loss from Discontinued Operations	-	(574)
Net Income	$63,287	$271,136

Basic Income (Loss) per Common Share:
Income from Continuing Operations	$0.0002	$0.0010
Loss from Discontinued Operations	-	-
Net Income per Common Share	$0.0002	$0.0010

Basic Weighted-Average Common Shares Outstanding	292,244,373	277,120,926

Diluted Income (Loss) per Common Share:
Income from Continuing Operations	$0.0002	$0.0008
Loss from Discontinued Operations	-	-
Net Income per Common Share	$0.0002	$0.0008

Diluted Weighted-Average Common Shares Outstanding	318,962,355	319,058,627
The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
	December 31,
	2012	2011

Net Loss	$(3,275,915)	$(779,118)

Other comprehensive income (loss) - foreign currency
translation adjustment	835,263	(1,688,421)

Comprehensive Loss	(2,440,652)	(2,467,539)

Add net loss attributable to the noncontrolling interest	3,339,202	1,050,254

Add other comprehensive loss (less income) attributable to noncontrolling interest	(869,388)	1,668,620

Comprehensive Income Attributable to
Global Clean Energy Holdings, Inc.	$29,162	$251,335

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Periods Ended December 31, 2011 and 2012

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2010	13,000	$13	270,464,478	$270,464	$23,580,630	$(26,933,430)	$(2,195)	$4,241,945	$1,157,427
Issuance of common stock			12,708,334	12,708	500,417				513,125
Contributions from noncontrolling interests	-	-	-	-	-	-	-	5,031,410	5,031,410

Exercise of Warrants	-	-	1,890,000	1,890	54,810	-	-	-	56,700
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	124,771	-	-	-	124,771
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(1,454,934)	(1,454,934)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(19,801)	(1,668,620)	(1,688,421)
Net loss for the year ended December 31, 2011	-	-	-	-	-	271,136	-	(1,050,254)	(779,118)

Balance at December 31, 2011	13,000	$13	285,062,812	$285,062	$24,260,628	$(26,662,294)	$(21,996)	$5,099,547	$2,960,960

Contributions from noncontrolling interests	-	-	-	-	-	-	-	5,620,435	5,620,435
Issuance of common stock for cash	-	-	8,620,690	8,621	241,379	-	-	-	250,000

Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	86,015	-	-	-	86,015
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(2,055,904)	(2,055,904)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(34,125)	869,388	835,263
Net Income (loss) for the year ended December 31, 2012	-	-	-	-	-	63,287	-	(3,339,202)	(3,275,915)

Balance at December 31, 2012	13,000	$13	293,683,502	$293,683	$24,588,022	$(26,599,007)	$(56,121)	$6,194,264	$4,420,854

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(3,275,915)	$(779,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain (loss)	32,716	(70,272)
Gain on settlement of liabilities	(1,013,387)	(1,024,076)
Share-based compensation	86,015	137,271
Write down of deferred growing cost	1,183,991	-
Write down of impaired assets	455,824	-
Write down of inventory	130,038	-
Depreciation	267,807	273,321
Changes in operating assets and liabilities:
Accounts receivable	-	6,401
Inventory	(22,124)	(106,293)
Other current assets	73,646	(114,703)
Deferred growing costs	(1,564,751)	(1,891,166)
Accounts payable and accrued expenses	1,023,437	495,883
Deferred revenue	(152,732)	152,732
Other noncurrent assets	(41,414)	(13,428)
Net Cash Used in Operating Activities	(2,816,849)	(2,933,448)
Cash Flows From Investing Activities
Purchase of land	-	(2,322,188)
Plantation development costs	(2,449,858)	(2,750,606)
Purchase of property and equipment	(259,978)	(242,239)
Net Cash Used in Investing Activities	(2,709,836)	(5,315,033)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	250,000	500,000
Proceeds from exercise of warrants	-	56,700
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	5,620,435	5,031,410
Proceeds from notes payable	-	2,316,255
Payments on capital leases and notes payable	(49,839)	(46,381)
Net Cash Provided by Financing Activities	5,820,596	7,857,984
Effect of exchange rate changes on cash	(29,112)	(29,341)
Net change in Cash and Cash Equivalents	264,799	(419,838)
Cash and Cash Equivalents at Beginning of Period	676,780	1,096,618
Cash and Cash Equivalents at End of Period	$941,579	$676,780

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$75,967	$77,176
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$2,055,904	$1,454,934
The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – History and Basis of Presentation

History

The company was originally incorporated under the laws of the State of Utah on November 20, 1991.  On July 19, 2010, the reincorporation of the company from a Utah corporation to a Delaware corporation was completed, as approved by shareholders. In the reincorporation, each outstanding share of the company’s common stock was automatically converted into one share of common stock of the surviving Delaware corporation. In addition, the par value of the Company’s capital stock changed from no par per share to $0.001 per share. The effects of the change in par value were reflected retroactively in the accompanying consolidated financial statements and notes thereto for all periods presented. The effect of retroactively applying the par value of $0.001 per share resulted in reclassification of $17,409,660 of common stock and $1,290,722 of preferred stock to additional paid-in capital. The reincorporation did not result in any change in the company’s name, ticker symbol, CUSIP number, business, assets or operations. The management and Board of Directors of the company remained the same.

Global Clean Energy Holdings, Inc. is a U.S.-based, multi-national, energy agri-business focused on the development of non-food based bio-feedstocks.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., its subsidiaries, and the variable interest entities of GCE Mexico 1, LLC, and its Mexican subsidiaries (Asideros, Asideros 2 and Asideros 3). All significant intercompany transactions have been eliminated in consolidation.

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

GCE MEXICO I, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

CURRENT ASSETS	$1,184,194	$791,426
PROPERTY AND EQUIPMENT, NET	14,209,193	11,391,682
DEFERRED GROWING COST	3,378,990	2,780,871
OTHER NONCURRENT ASSETS	7,872	7,314

TOTAL ASSETS	$18,780,249	$14,971,293

CURRENT LIABILITIES	$437,540	$456,793

LONG-TERM LIABILITIES	12,186,218	9,360,013

TOTAL LIABILITIES	$12,623,758	$9,816,806

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Inventory

The company uses the LIFO valuation method for its inventories.   The company records no inventories above their acquisition costs.   There was $130,038 in losses related to the valuation of inventory during the year ended December 31, 2012 and no losses in 2011.

Concentration of Credit Risk

At December 31, 2012, the Company had no cash and cash equivalents in the United States in excess of federally-insured limits and at December 31, 2011 had $5,000 in excess.  The Company has $362,825 excess balances for bank deposits in Mexico at December 31, 2012 and no excess balances at December 31, 2011. The Company has maintained its cash balances at what management considers to be high credit-quality financial institutions.

Property and Equipment

Substantially all property and equipment relate to plantation costs and related equipment to cultivate the Jatropha Curcas plant. Property and equipment are stated at cost. Depreciation of office equipment is computed using the straight-line method over estimated useful lives of 3 to 5 years. Plantation equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years. Depreciation of plantation equipment has been capitalized as part of plantation development costs through the date that the plantation becomes commercially productive. Plantation development costs have been accumulated in the balance sheet during the development period and are being accounted for in accordance with generally accepted accounting principles for agricultural producers and agricultural cooperatives. The initial plantations were deemed to be commercially productive on October 1, 2009, at which date the Company commenced the depreciation of plantation development costs over estimated useful lives of 10 to 35 years, depending on the nature of the development. Developments and other improvements with indefinite lives are capitalized and not depreciated. Other developments that have a limited life and intermediate-life plants that have growth and production cycles of more than one year are depreciated over their respective lives once they are placed in service. Land, plantation development costs, and plantation equipment are located in Mexico and in Belize and Dominican Republic

Except for costs incurred during the development period of the plantation, normal maintenance and repair items are charged to costs and expensed as incurred. During the development period, maintenance, repairs, and depreciation of plantation equipment have been capitalized as part of the plantation development costs. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in results of operations.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. At December 31, 2012, the Company reviewed its long-lived assets and determined a portion of the Deferred Growing Cost and Plantation Development Costs were impaired. See Note 11 for details.

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

Foreign Currency

During 2012, the Company had operations located in the United States, Mexico, Dominican Republic and Belize. For these foreign operations, the functional currency is the local country’s currency. Consequently, revenues and expenses of operations outside the United States of America are translated into U.S. dollars using weighted average exchange rates, while assets and liabilities of operations outside the United States of America are translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in equity (deficit) as a component of accumulated other comprehensive loss in the accompanying consolidated financial statements. Foreign currency transaction adjustments are included in other income (expense) in the Company’s results of operations.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable and payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the various notes payable and the mortgage note payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  See Note 11 for additional information regarding assets measured at fair value on a nonrecurring basis.

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

Income/Loss per Common Share

Income/Loss per share amounts are computed by dividing income or loss applicable to the common shareholders of the Company by the weighted-average number of common shares outstanding during each period. Diluted income or loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  The number of dilutive warrants and options is computed using the treasury stock method, whereby the dilutive effect is reduced by the number of treasury shares the Company could purchase with the proceeds from exercises of warrants and options.

	For the Year ended December 31,
	2012	2011
Net Income	$63,287	$271,136

Basic Weighted-Average Common Shares Outstanding	292,244,373	277,120,926
Effect of dilutive securities
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	9,306,783	16,146,608
Options	5,593,018	13,972,912
Diluted Weighted-Average Common Shares Outstanding	318,962,355	319,058,627

Basic Income Per Common Share
Net Income	0.0002	0.0010
Diluted Income Per Common Share
Net Income	0.0002	0.0008

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share at December 31, 2012 and 2011, as follows:
	December 31,
	2012	2011

Convertible notes	18,900,000	19,028,671
Warrants	1,708,184	1,708,184
Compensation-based stock options and warrants	54,860,000	28,395,500
	75,468,184	49,132,355

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

New Accounting Guidelines

In June 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The company has included a consolidated statement of comprehensive income for the years ended December 31, 2012 and 2011.

Note 2 – Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $3,275,915 and of $778,544 for the years ended December 31, 2012 and  December 31, 2011 respectively, and has an accumulated deficit applicable to its common shareholders of $26,599,007 at December 31, 2012.  The Company also used cash in operating activities of $2,816,849 and $2,933,448 during the years ended December 31, 2012 and December 31, 2011, respectively.  At December 31, 2012, the Company has negative working capital of $1,581,288 and a stockholders’ deficit attributable to its stockholders of $1,773,410.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the current business model.  In order to fund its new operations, the Company has received $19,560,703 in capital contributions from the preferred membership interest in GCE Mexico I, LLC, and has issued mortgages in the total amount of $5,110,189 for the acquisition of land.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  The Company continues to expect to be successful in this new venture, but there is no assurance that its

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Under the agreement, Mobius was required to supervise the hiring of certain staff to serve in management and operations roles of the Company, or to hire such persons to provide similar services to the Company as independent contractors.  Mobius’ compensation for the services provided under the agreement was a monthly retainer of $45,000.  The Company also reimbursed Mobius for reasonable business expenses incurred in connection with the services provided.  The Company terminated the agreement in July 2008, with the termination to become effective August 2008.  The Company had recorded liabilities to Mobius of $322,897 for accrued, but unpaid, compensation and costs as of December 31, 2011.  However, $247,897 of these accrued fees were written off when a law suit was settled in October 2012, and the remaining balance of $75,000 was converted to a note payable to Mobius (See Note 7).

LODEMO Agreement

On October 15, 2007, the Company entered into a service agreement with Corporativo LODEMO S.A DE CV, a Mexican corporation (the LODEMO Group), to provide services related to the establishment, development, and

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

day-to-day operations of the Company’s Jatropha Business in Mexico.  The Company had agreed to pay the LODEMO Group a fixed fee per year of $60 per hectare of land planted and maintained with minimum payments based on 10,000 hectares of developed land, to follow a planned planting schedule. The Agreement had a 20-year term but could  be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of work previously performed by LODEMO was reduced and modified based upon certain labor functions being provided internally by the Company and by Asideros, the Company’s Mexican subsidiary, on a go-forward basis.  This agreement was cancelled in 2009.  As of December 31, 2012 and as of December 31, 2011, the Company’s financial statements reflect that it owes the LODEMO Group $251,500 for accrued, but unpaid, compensation and cost.  The Company disputes the total of these charges and is currently in discussions with LODEMO to resolve this liability.  As of December 31, 2012 and 2011 LODEMO remains a major shareholder of the Company consisting of both Common Stock and Convertible Preferred Stock.

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

In addition, two of the Investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two Investors who each agreed to make capital contributions to GCE Mexico in installments and as required, fund the development and operations of the Jatropha Farm.  In November 2012, one of the two investors transferred 100% of the interest to the other investor.  The preferred members have made capital contributions of $5,620,435 and $5,031,410 during the years ended December 31, 2012 and 2011, respectively, and total contributions of $19,560,703 have been received by GCE Mexico from these Investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the Investors, as requested by management and as required by the operation in 2011 and the following years.  The Investor, currently holding 100% of the interest is entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of the preferred membership interest.  The preferential return increased $2,055,904, and $1,454,934 during the years ended December 31, 2012 and 2011, respectively, and totals $4,963,582 since the execution of the LLC Agreement.

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

Technology Alternatives, Limited

On October 29, 2008, the Company entered into a stock purchase agreement with the shareholders of TAL, a company formed under the laws of Belize in Central America for 100% of the equity interests of TAL.  TAL owns approximately 400 acres of land and has developed a Jatropha farm in stages over the last three years for the cultivation of the Jatropha plant.  TAL developed a nursery capable of producing Jatropha seeds, seedlings and rooted cuttings.  During 2009, TAL commenced selling seeds, principally to GCE Mexico.

In connection with the acquisition, certain payables to the former shareholders of TAL were renegotiated and converted into promissory notes in the aggregate principal amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009).  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements. The notes, plus any related accrued interest, were due on August 15, 2012. The holders of these notes have not yet declared a formal default and have not taken any action to foreclose.  The Company has received approval from the former shareholders to accept a firm offer to sell the land.

During 2010, the Company ceased the TAL operations.  The assets are reported as  Investment Held for Sale.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 - Investment Held for Sale

All of TAL’s nursery capabilities have since been transferred to the Company’s other operations in Tizimin, Mexico and the Company is in the process of selling the land. The net assets have been reclassified as Investment Held for Sale at December 31, 2012 and at December 31, 2011; the promissory notes are netted against the net assets. The Net Assets, as of December 31, 2012 were $565,473 Belize Dollars (US $288,536 based on exchange rates in effect at December 31, 2012).

Note 5 – Property and Equipment

Property and equipment are as follows:

	December 31,	December 31,
	2012	2011

Land	$4,539,314	$4,217,604
Plantation development costs	9,229,638	6,945,617
Plantation equipment	1,546,971	1,199,503
Office equipment	108,598	110,031

Total cost	15,424,521	12,472,755
Less accumulated depreciation	(865,518)	(567,573)

Property and equipment, net	$14,559,002	$11,905,182

The land, plantation development costs, and plantation equipment are located in Mexico, Belize, and Dominican Republic.  During the period we recognized an impairment loss related to the fair value of Plantation Development Cost and Deferred Growing Cost.  See Note 11 below.

Note 6 – Accrued Payroll and Payroll Taxes

A significant portion of accrued payroll and payroll taxes relates to unpaid compensation for the Chief Executive Officer.  Accrued payroll taxes will become due upon payment of the related accrued compensation.

Accrued payroll and payroll taxes are composed of the following:

	December 31,	December 31,
	2012	2011

Accrued payroll, vacation, and related payroll taxes
for current officers	$1,018,894	$965,946
Other former officers and directors	-	77,750
Accrued payroll taxes on accrued compensation to
former officers and directors	-	3,067

Accrued payroll and payroll taxes	$1,018,894	$1,046,763

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 – Debt

Notes Payable

On November 1, 2012, the Company entered into a note payable to Mobius as discussed in Note 3 above in the aggregate amount of $75,000.  The note bears interest at 5% and is unsecured.  Principal and interest on this Note shall be payable monthly in the amount of $5,000, commencing on May 1, 2013 with the final payment due on September 1, 2014.

Notes Payable to Shareholders

Included in notes payable on the accompanying consolidated balance sheet, the Company has notes payable to certain shareholders in the aggregate amount of $26,000 at December 31, 2012 and December 31, 2011.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $49,540 and $46,415 at December 31, 2012 and December 31, 2011, respectively.

As more fully disclosed in Note 3 the Company has promissory notes to the former shareholders of TAL in the amount of $526,462 Belize dollars, (US $268,630 based on exchange rates in effect at December 31, 2012), including capitalized interest of $10,322 Belize Dollars.  These notes payable to shareholders were interest free through September 30, 2009, and then bear interest at 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were due on August 15, 2012. The holders of these notes have not yet declared a formal default and have not taken any action to foreclose.  The Company has received approval from the former shareholders to sell the land.

Mortgage Notes Payable

The investor holding the preferred membership units of GCE Mexico also directly funded the purchase by Asideros I of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282, The land was acquired in the name of Asideros and Asideros issued a mortgage in the amount of $2,051,282 in favor of the two original investors. These two investors also directly funded the purchase by Asideros 2 of approximately 4,500 acres, and a second parcel by Asideros 2 of approximately 600 acres of land adjacent to the land owned by Asideros by the total payment of $963,382. The land was acquired in the name of Asideros 2 and Asideros 2 issued mortgages in the amount of $963,382 in favor of these two investors. These mortgages bear interest at the rate of 12% per annum, payable quarterly. The parties have agreed to accrue the interest until such time as the Board determines that there is sufficient cash flow to pay all accrued interest. The initial mortgage, including any unpaid interest, is due in April 2018. The second mortgage, including any unpaid interest, is due in February 2020.

In October 2011, the two original investors also directly funded the purchase by Asideros 3 of approximately 5,600 acres for a total $2,095,525. The land was acquired in the name of Asideros 3 and Asideros 3 issued mortgages in the amount of $2,095,525 in favor of these two investors. These mortgages bear interest at the rate of 12% per annum, payable quarterly. The Board has directed that this interest shall continue to accrue until such time as the Board determines that there is sufficient cash flow to pay all accrued interest. The initial mortgage, including any unpaid interest, is due in October 2021.

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

The Company had other convertible notes payable to certain individuals in the aggregate amount of $193,200.  The notes originated in 1996, and accrued interest at 12%.  The total principal and accrued interest of $511,551 were written off in March 2012 and is included as a gain on settlement of liabilities.

Lease Commitment

Plantation equipment recorded under two capital leases is included in “property and equipment” and amounted to $77,396 at December 31, 2011 and 2012. Depreciation of the capitalized asset is computed on the straight-line basis term and is being capitalized in plantation development cost until the farm is operational. The total accumulated depreciation is $11,498 and $6,105 as of December 31, 2012 and December 31, 2011, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Imputed interest on the lease is 13.25% with principal and interest due in equal monthly installments of $1,309 each, or $2,618 combined. The balance of the leases payable as of December 31, 2012 and 2011 was $18,705 and $43,585 respectively, and is due to be paid in full by October 2013.

Plantation equipment under two additional capital leases is included in “property and equipment” and amounted to $56,383 at December 31, 2011 and 2012. Depreciation of the capitalized asset is computed on the straight-line basis over the lease term and will be capitalized in plantation development cost.  The total accumulated depreciation for this asset was $9,941 and $4,100 as of  December 2012 and 2011. Imputed interest on the lease is 13.25% with principal and interest due in equal monthly installments of $953 each, or $1,906 combined. The balance of the leases payable as of  December 31, 2012 and 2011 was $21,434 and $55,098, respectively, and is due to be paid in full by December 2013.

Transportation equipment recorded under a capital lease is included in “property and equipment” and amounted to $19,095 at December 31, 2011 and 2012. Depreciation of the capitalized asset is computed on the straight-line basis over the lease term and is included in depreciation expense. Accumulated depreciation expense totals $9,573 and $5,083 as of December 31, 2012 and 2011, respectively. Imputed interest on the lease is 14.50%,with principal and interest due in monthly installments of $784. The balance of the lease payable as of December 31, 2012 and 2011, was $2,689 and $9,839, respectively, and is due to be paid in full in 30 equal monthly installments, or by March 2013.

Settlement of Liabilities

The Company has settled certain liabilities previously carried on the consolidated balance sheet, which settlements resulted in significant gains. The total gain on settlement of liabilities for the year ended December 31, 2012 was $1,013,387 and for December 31, 2011 was $1,024,076. This gain was primarily from the settlement or expiration of historic liabilities primarily incurred by prior management in connection with the discontinued pharmaceutical operations that had been on the Company’s records for several years. In addition, the Company determined that certain liabilities had been extinguished with the passage of time for collection under the laws.

Note 8 – Equity (Deficit)

Series B Preferred Stock

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

In April 2012, the Company issued 8,620,690 shares to an accredited investor at a price of $.029 per share for cash proceeds paid to the Company of $250,000. The proceeds from this sale were used for general corporate purposes.

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

A summary of the status of options and compensation-based warrants at December 31, 2012 and 2011, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at December 31, 2010	69,531,483	$0.03	5.1 years	$450,970
Granted	7,350,000	0.02
Expired	(2,150,000)	0.06

Outstanding at December 31, 2011	74,731,483	$0.03	4.7 years	$192,033
Granted	13,780,000	0.01
Forfeited	(4,550,000)	0.04
Expired	(15,353,000)	0.05

Outstanding at December 31, 2012	68,608,483	0.02	4.3 years	$-

Exercisable at December 31, 2012	44,025,983	0.03	3.2 years	-

At December 31, 2012, options to acquire 80,000 shares of common stock have no stated contractual life. The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  13,780,000 options were issued in the year ended December 31, 2012 and 7,350,000 of options were issued the year ended December 31, 2011. The weighted-average fair value of stock options and compensation-based warrants issued during the year ended December 31, 2012 was $.00916.  The weighted-average assumptions used for options granted and compensation-based warrants issued during the year ended December 31, 2012 were risk-free interest rate of .628%, volatility of 178%, expected life of 5 years, and dividend yield of zero.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a December 31, 2012 closing price of $0.010 per share.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Share-based compensation from all sources recorded during the year ended December 31, 2012 and 2011 was $86,015 and $137,271, respectively, and is reported as general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2012, there is approximately $107,069 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.29 year.

Stock Warrants

A summary of the status of the warrants outstanding at December 31, 2012 and 2011, and changes during the years then ended is presented in the following table:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual Life	Value

Outstanding at December 31, 2010	26,475,662	0.01	2.75 years	$274,530

Issued	-
Exercised	(1,890,000)	$0.03		$18,900
Expired	-

Outstanding at December 31, 2011	24,585,662	$0.01	1.75 years	$457,550

Issued	-	-
Exercised	-	-		$-
Expired	-	-

Outstanding at December 31, 2012	24,585,662	$0.01	.75 years	$-

Note 10 - Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the years ended December 31, 2012 and 2011, Loss from Discontinued Operations consists of the foreign currency transaction gains or losses related to current liabilities associated with the discontinued operations that are denominated in Euros.

Note 11 – Impairment of assets and fair value measurements

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

As of December 31, 2012 and 2011, the Company does not have any assets or liabilities measured at fair value on a recurring basis.

Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or fair value accounting or when adjusting carrying values.  Fair value is also used when evaluating impairment on certain assets, including deferred growing costs and property and equipment.

The following is a tabular presentation of assets measured at fair value on a nonrecurring basis along with the level within the hierarchy in which the fair value measurement falls as of December 31, 2012 :

		Fair Value of Measurements at Reporting
	December 31,	Date Using
Description	2012	Level 1	Level 2	Level 3
Deferred Growing Cost	$3,378,990	$-	$-	$3,378,990
Plantation Development Cost	9,229,638	-	-	9,229,638
	$12,608,628	$-	$-	$12,608,628

The Company performed an analysis of long-lived assets and has identified 313 hectares (773 acres) considered to be fallow based on the following condition of the trees: no vegetative growth for the age of the trees, bad origins, bad land preparation, and no resistance to fungus.   The trees are not expected to produce a yield or generate any future revenues.   As such, the Company has identified the costs associated with these hectares originally capitalized as Plantation Development Cost and Deferred Growing Cost, which capitalized costs are not expected to be recoverable, and has recognized the following impairment charges for the period ended December 31, 2012.

Deferred growing costs with a carrying value of $4,562,981 were written down to the fair value of $3,378,990 resulting in an impairment charge of $1,183,991, which was included in loss from continuing operations for the period. The Company estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of distribution of product tied to those deferred growing costs. The income based approach utilizes unobservable inputs. Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3.

Plantation development costs (included in property and equipment), which had a carrying value of $9,685,462 were written down to the fair value of $9,229,638, resulting in an impairment charge of $455,824, which was included in loss from continuing operations for the period.   The Company estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of the production and distribution of product in areas of continued production. The income based approach utilizes unobservable inputs. Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3.

There was no impairment charge and no related nonrecurring fair value measurement, for the period ended December 31, 2011.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 - Income Taxes

Income taxes are provided for temporary differences between financial and tax bases of assets and liabilities. The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2012 and 2011:

Rate Reconciliation
	2012	2011
Federal income tax (benefit) at statutory rate (34%)	$(1,114,000)	$(265,000)
State income tax (benefit) , net of federal benefit	12,000	17,000
Foreign income tax benefit	7,000	8,000
Losses allocated to preferred members of GCE Mexico	1,151,000	356,000
Losses allocated to other subsidiaries	22,000	-
Share-based compensation	54,000	77,000
Expiration of operating loss and research credit carryforwards	75,000	221,000
Other differences	(2,000)	3,000
Change in valuation allowance	(205,000)	(417,000)
Income tax benefit	$-	$-

The components of deferred tax assets and liabilities are as follows at December 31, 2012 and 2011, using a combined deferred income tax rate of 40%:

Components of Net Deferred Taxes
	2012	2011
Net operating loss carryforward	$6,839,000	$7,263,000
Share-based compensation	692,000	725,000
Accrued compensation and other liabilities	499,000	661,000
Impairment of long lived assets	58,000	-
Other	(2,000)	(2,000)
Valuation allowance	(8,086,000)	(8,647,000)
Net deferred tax asset	$-	$-

The Company has available net operating losses of approximately $20,070,000 which can be utilized to offset future earnings of the Company. The utilization of the net operating losses are dependent upon the tax laws in effect at the time such losses can be utilized. The loss carryforwards expire between the years 2013 and 2032. Should the Company experience a significant change of ownership, the utilization of net operating losses could be reduced.

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the state of California. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2008. The Company is no longer subject to examination by state tax authorities for tax years before and including December 31, 2007. During the years ended December 31, 2012 and 2011, the Company did not recognize interest and penalties.

Note 13 - Subsequent Events

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On March 12, 2013, the Company entered into an Asset Purchase Agreement to purchase certain assets, patents, and other intellectual property and rights related to the development of Camelina sativa as a biofuels feedstock.  Also on March 12, 2013, the Company entered into an LLC Interest Purchase Agreement to purchase all of the issued and outstanding limited liability company interests of Sustainable Oils, LLC, a Delaware limited liability company.  On March 13, 2013, the Company completed the purchase of the Camelina assets under the Asset Purchase Agreement and the purchase of the membership interests under the LLC Purchase Agreement.  The purchase price paid under the Asset Purchase Agreement was 40,000,000 shares of the Company’s common stock, and a $1,300,000 18-month, secured promissory note issued by the Company.  The purchase price for the membership interests was $100.  Sustainable Oils has certain outstanding liabilities, including an approximately $2.3 million liability that is secured by a lien on the three patents we acquired as part of the Camelina assets.  Sustainable Oils’ debts will remain a direct obligations of Sustainable Oils and none of Sustainable Oils’ debts have been assumed by the Company.

Note 14 – Related Party Transactions

During the year ended December 31, 2012 and 2011, the Company paid $6,965 and $42,472 in legal fees to an attorney related to the Chief Executive Officer.