Form 10-Q
period 2013-03-31
Global Clean Energy Holdings, Inc.
filed 2013-05-14
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-12627

Global Clean Energy Holdings, Inc.
Exact name of registrant as specified in its charter)

DELAWARE	87-0407858
State or other jurisdiction of incorporation	(IRS Employer Identification No.)

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of  May 9, 2013, the issuer had 333,683,502 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I
ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$514,458	$941,579
Accounts receivable	26,779	2,100
Inventory	431,900	1,564
Other current assets	338,994	298,586
Total Current Assets	1,312,131	1,243,829

PROPERTY AND EQUIPMENT, NET	15,895,085	14,559,002

INVESTMENT HELD FOR SALE	288,536	288,536

DEFERRED GROWING COST	3,552,225	3,378,990

INTANGIBLE ASSETS, NET	3,877,270	-

OTHER NONCURRENT ASSETS	11,775	11,372

TOTAL ASSETS	$24,937,022	$19,481,729

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,597,907	$1,135,594
Accrued payroll and payroll taxes	1,134,883	1,018,894
Capital lease liability - current portion	30,668	42,829
Notes payable - current portion	49,358	60,800
Convertible notes payable	567,000	567,000
Total Current Liabilities	5,379,816	2,825,117

LONG-TERM LIABILITIES
Accrued interest payable	2,337,260	2,121,787
Accrued return on noncontrolling interest	5,568,252	4,963,582
Notes payable - long term portion	1,351,642	40,200
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	14,367,343	12,235,758

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
333,683,502 and 293,683,502 issued and outstanding	333,683	293,683
Additional paid-in capital	25,455,137	24,588,022
Accumulated deficit	(26,837,525)	(26,599,007)
Accumulated other comprehensive loss	(46,547)	(56,121)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(1,095,239)	(1,773,410)
Noncontrolling interests	6,285,102	6,194,264
Total equity (deficit)	5,189,863	4,420,854

TOT AL LIABILITIES AND EQUITY (DEFICIT)	$24,937,022	$19,481,729

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months ended
	March 31,
	2013	2012

Revenue	$88,480	$153,935
Subsidy Income	17,147	465,586
Total Revenue	105,627	619,521

Operating Expenses
General and administrative	560,139	627,467
Plantation operating costs	570,156	172,437

Total Operating Expenses	1,130,295	799,904

Loss from Operations	(1,024,668)	(180,383)

Other Income (Expenses)
Other income	19	19,662
Interest expense	(216,755)	(192,800)
Gain on settlement of liabilities	-	514,473

Net Other Income (Loss)	(216,736)	341,335

Income (Loss) from Continuing Operations	(1,241,404)	160,952

Loss from Discontinued Operations	-	(2,038)

Net Income (Loss)	(1,241,404)	158,914

Less Net Loss Attributable to the Noncontrolling Interest	1,002,886	200,050

Net Income (Loss) Attributable to Global Clean Energy Holdings, Inc.	$(238,518)	$358,964

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Income (loss) from Continuing Operations	$(238,518)	$361,002
Loss from Discontinued Operations	-	(2,038)
Net Income (Loss)	$(238,518)	$358,964

Basic Income (Loss) per Common Share:
Income (Loss) from Continuing Operations	$(0.0008)	$0.0013
Loss from Discontinued Operations	-	-
Net Income (Loss) per Common Share	$(0.0008)	$0.0013

Basic Weighted-Average Common Shares Outstanding	301,683,502	285,062,812

Diluted Income (Loss) per Common Share:
Income (Loss) from Continuing Operations	$(0.0008)	$0.0012
Loss from Discontinued Operations	-	-
Net Income (Loss) per Common Share	$(0.0008)	$0.0012

Diluted Weighted-Average Common Shares Outstanding	301,683,502	308,586,480

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	For the Three Months Ended
	March 31,
	2013	2012

Net Income (Loss)	$(1,241,404)	$158,914

Other comprehensive income - foreign currency
translation adjustment	888,584	1,198,522

Comprehensive Income (Loss)	(352,820)	1,357,436

Add net loss attributable to the noncontrolling interest	1,002,886	200,050

Add other comprehensive loss (less income) attributable to noncontrolling interest	(879,010)	(1,181,435)

Comprehensive Income (Loss) Attributable to
Global Clean Energy Holdings, Inc.	$(228,944)	$376,051

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
For the three Months Ended March 31, 2012 and 2013

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2011	13,000	$13	285,062,812	$285,062	$24,260,628	$(26,662,294)	$(21,996)	$5,099,547	$2,960,960

Contributions from noncontrolling interests	-	-	-	-	-	-	-	1,531,290	1,531,290
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	17,004	-	-	-	17,004
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(453,999)	(453,999)
Foreign currency translation gain (loss)	-	-	-	-	-	-	17,087	1,181,435	1,198,522
Net Income (loss) for the three months ended March 31, 2012	-	-	-	-	-	358,964	-	(200,050)	158,914

Balance for the three months ended March 31, 2012	13,000	$13	285,062,812	$285,062	$24,277,632	$(26,303,330)	$(4,909)	$7,158,223	$5,412,691

Balance at December 31, 2012	13,000	$13	293,683,502	$293,683	$24,588,022	$(26,599,007)	$(56,121)	$6,194,264	$4,420,854
Contributions from noncontrolling interests	-	-	-	-	-	-	-	819,384	819,384
Issuance of common stock	-	-	40,000,000	40,000	760,000	-	-	-	800,000
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	107,115	-	-	-	107,115
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(604,670)	(604,670)
Foreign currency translation gain (loss)	-	-	-	-	-	-	9,574	879,010	888,584
Net Income (loss) for the three months ended March 31, 2013	-	-	-	-	-	(238,518)	-	(1,002,886)	(1,241,404)

Balance for the three months ended March 31, 2013	13,000	$13	333,683,502	$333,683	$25,455,137	$(26,837,525)	$(46,547)	$6,285,102	$5,189,863

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended
	March 31,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(1,241,404)	$158,914
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of liabilities	-	(514,473)
Share-based compensation	107,115	17,004
Write down of deferred growing cost	6,556	-
Write down of long lived assets	15,000	-
Depreciation and amortization	67,496	68,743
Changes in operating assets and liabilities:
Accounts receivable	(25,400)	-
Inventory	(112)	(23,010)
Other current assets	(28,323)	(37,655)
Deferred growing costs	-	(382,771)
Accounts payable and accrued expenses	379,219	202,837
Deferred revenue	-	(152,732)
Other noncurrent assets	(5,535)	-
Net Cash Used in Operating Activities	(725,387)	(663,143)
Cash Flows From Investing Activities
Plantation development costs	(552,979)	(474,084)
Purchase of property and equipment	(2,608)	(85,583)
Proceeds from sale of property and equipment	13,737	-
Net Cash Used in Investing Activities	(541,850)	(559,667)
Cash Flows From Financing Activities
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	819,384	1,531,290
Payments on capital leases and notes payable	(14,013)	(12,206)
Net Cash Provided by Financing Activities	805,371	1,519,084
Effect of exchange rate changes on cash	34,745	45,235
Net change in Cash and Cash Equivalents	(427,121)	341,509
Cash and Cash Equivalents at Beginning of Period	941,579	676,780
Cash and Cash Equivalents at End of Period	$514,458	$1,018,289

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,282	$2,220
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$604,670	$453,999
Acquisitions:		-
Intangible assets and equipment Acquired	$4,077,765	-
Inventory acquired	$430,141	-
Other current assets assumed	$260	-
Other current liabilities assumed	$(2,408,066)	-
Net assets acquired	$(2,100,100)
Notes payable issued	$(1,300,000)	-
Common stock issued	$(800,000)	-

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

Principles of Consolidation

The consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., its subsidiaries, and the variable interest entities of GCE Mexico, and its Mexican subsidiaries (Asideros, Asideros 2 and Asideros 3).  The financial statements include the newly acquired Sustainable Oils, LLC, a wholly owned subsidiary, from the acquisition date of March 13, 2013 thru the period end date of March 31, 2013.  All significant intercompany transactions have been eliminated in consolidation.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2013, may not be indicative of the results that may be expected for the year ending December 31, 2013.

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

	For the three months ended March 31,
	2013	2012
Net Income (loss)	$(238,518)	$358,964

Basic Weighted-Average Common Shares Outstanding	301,683,502	285,062,812
Effect of dilutive securities
Warrants	-	14,078,448
Options	-	9,445,220
Diluted Weighted-Average Common Shares Outstanding	301,683,502	308,586,480

Basic Income (loss) Per Common Share
Net Income (loss)	(0.0008)	0.0013
Diluted Income (loss) Per Common Share
Net Income (loss)	(0.0008)	0.0012

The following instruments are currently antidilutive or not exercisable and have been excluded from the calculations of diluted income or loss per share at March 31, 2013 and 2012, as follows:

	March 31,
	2013	2012

Convertible notes	18,900,000	18,900,000
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	24,585,662	10,507,214
Compensation-based stock options and warrants	69,208,483	65,036,263
	124,512,326	106,261,658

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

Note 2 – Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred a loss from continuing operations applicable to its common shareholders of $238,518 for the three-months ended March 31, 2013, and has an accumulated deficit applicable to its common shareholders of $26,837,525 at March 31, 2013.  The Company also used cash in operating activities of $725,387 and $663,143 during the three-month periods ended March 31, 2013 and 2012 , respectively.  At March 31, 2013, the Company has negative working capital of $4,067,685 and a stockholders’ deficit attributable to its stockholders of $1,095,239.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the current business model.  In order to fund its new operations, the Company has to date received $20,380,087 in capital contributions from the preferred membership interest in GCE Mexico I, LLC (“GCE Mexico”), has issued mortgages in the total amount of $5,110,189 for the acquisition of land.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  While the Company expects to be successful in this new venture, there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Jatropha Business Venture

The Company entered into the bio-fuels business in 2007 by acquiring certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel, and by entering into certain employment agreements and property management agreements.  Subsequent to entering into these transactions, the Company identified certain real property in Mexico it believed to be suitable for cultivating the Jatropha plant.  During 2008, GCE Mexico’s subsidiary acquired the land in Mexico for the cultivation of the Jatropha plant.  In July 2009, the Company acquired Technology Alternatives, Limited (“TAL”), a company formed under the laws of Belize that had developed a farm in Belize for cultivation of the Jatropha plant and provided technical advisory services for the propagation of the Jatropha plant.  In March 2010, the Company formed Asideros 2, a Mexican corporation, which has acquired additional land in Mexico adjacent to the land acquired by Asideros 1. All of these transactions are described in further detail in Note 1 above and in the remainder of the notes.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

LODEMO Agreement

On October 15, 2007, the Company entered into a service agreement with Corporativo LODEMO S.A DE CV, a Mexican corporation (the LODEMO Group), to provide services related to the establishment, development, and day-to-day operations of the Company’s Jatropha Business in Mexico.  The Agreement had a 20-year term but could  be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of work previously performed by LODEMO was reduced and modified based upon certain labor functions being provided internally by the Company and by Asideros, the Company’s Mexican subsidiary, on a go-forward basis.  This agreement was cancelled in 2009.  As of March 31, 2013 and as of December 31, 2012, the Company’s financial statements reflect that it owes the LODEMO Group $251,500 for accrued, but unpaid expenses.  The Company disputes the total of these charges and has been in discussions with LODEMO to resolve this liability.

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

Under GCE Mexico’s operating agreement, as amended (the “LLC Agreement”), the Company owns 50% of the issued and outstanding common membership units of GCE Mexico.  The remaining 50% of the common membership units was initially issued to five of investors.  The Company and the other owners of the common membership interest were not required to make capital contributions to GCE Mexico.

In addition, two investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two investors who each agreed to make capital contributions to GCE Mexico in installments and as required, fund the development and operations of the Jatropha Farm.  In November 2012, one of the two investors transferred 100% of the interest to the other investor.  The preferred members have made capital contributions of $819,384 and $1,531,290 during the three months ended March 31, 2013 and 2012, respectively, and total contributions of $20,380,087 have been received by GCE Mexico from these investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the investors, as requested by management and as required by the operation in 2013 and the following years.  The holder of the preferred membership interest is entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of the preferred membership interest.  The preferential return increased $604,670, and $453,998 during the three months ended March 31, 2013 and 2012, respectively, and totals $5,568,252 since the execution of the LLC Agreement.

The net income or loss of the three Mexican subsidiaries that own the Mexico farms is allocated to the shareholders based on their respective equity ownership; 99% of the equity of each subsidiary is owned by GCE Mexico and 1% is owned by the Company.  GCE Mexico has no operations separate from its investments in the Mexican subsidiaries.  According to the LLC Agreement of GCE Mexico, the net loss of GCE Mexico is allocated to its members according to their respective investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The noncontrolling interest presented in the accompanying consolidated balance sheets includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and excludes any common membership interest in GCE Mexico held by the Company.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Technology Alternatives, Limited

On October 29, 2008, the Company entered into a stock purchase agreement with the shareholders of Technology Alternatives, Limited (“TAL”), a company formed under the laws of Belize in Central America for 100% of the equity interests of TAL.  TAL owns approximately 400 acres of land that was used as a Jatropha farm.

In connection with the acquisition, certain payables owed by TAL to its former shareholders were converted into promissory notes in the aggregate principal amount of $516,139 Belize Dollars (US $268,036 based on exchange rates in effect at July 2, 2009).  These notes payable to shareholders currently bear interest at 8% per annum..  The notes are secured by a mortgage on the land and related improvements. The notes, plus any related accrued interest, were due on August 15, 2012 but have not been paid.  The holders of these notes have not yet declared a formal default and have not taken any action to foreclose.

During 2010, the Company terminated TAL’s Jatropha and other operations. The Company has received approval from the former shareholders to sell the land and is currently attempting to sell the land.  The assets are reported as  Investment Held for Sale.

Note 4 - Investment Held for Sale

All of TAL’s nursery capabilities have been transferred from Belize to the Company’s operations in Tizimin, Mexico.  The Company is in the process of selling the land in Belize. The net assets have been reclassified as Investment Held for Sale at March 31, 2013 and at December 31, 2012; the promissory notes are netted against the assets. The Net Assets, measured at the lower of cost or fair value as of March 31, 2013 were $565,473 Belize Dollars (US $288,536 based on exchange rates in effect at March 31, 2013).

Note 5 – Property and Equipment

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Property and equipment are as follows:

	March 31,	December 31,
	2013	2012

Land	$4,772,038	$4,539,314
Plantation development costs	10,186,142	9,229,638
Plantation equipment	1,585,113	1,546,971
Office equipment	302,544	108,598

Total cost	16,845,837	15,424,521
Less accumulated depreciation	(950,752)	(865,518)

Property and equipment, net	$15,895,085	$14,559,002

Commencing in June 2008, Asideros I purchased certain equipment for purposes of rapidly clearing the land, preparing the land for planting, and actually planting the Jatropha trees.  The Company has capitalized farming equipment and costs related to the development of land for farm use in accordance with generally accepted accounting principles for accounting by agricultural producers and agricultural cooperatives.  Plantation equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years.  Depreciation expense has been capitalized as part of plantation development costs through the date that the plantation becomes commercially productive.  The initial plantations were deemed to be commercially productive on October 1, 2009, at which date the Company commenced the depreciation of plantation development costs over estimated useful lives of 10 to 35 years, depending on the nature of the development.  Developments and other improvements with indefinite lives are capitalized and not depreciated.  Other developments that have a limited life and intermediate-life plants that have growth and production cycles of more than one year are being depreciated over their useful lives once they are placed in service.  The land, plantation development costs, and plantation equipment are located in Mexico and in Belize.  The company has recorded depreciation expense in the three month periods ended March 31, 2013 and 2012 of $57,501 and $68,743, respectively.

Note 6 – Intangible Assets

In March 2013, the Company purchased certain intangible assets as part of the acquisition of Sustainable Oils, LLC.  See further discussion on acquisition in Note 11.  The intangible assets include 3 patents and the related intellectual property associated with these patents.  These intangible assets acquired have an expected useful life of 17 years and are carried at cost less any accumulated amortization and any impairment losses.  The company has recorded $9,995 in amortization expense in the three month period ended March 31, 2013 and no expense in the three month period ended March 31, 2012.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Amortization is calculated using the straight-line method to allocate the cost of the intangible assets  over their estimated useful lives of 17 years.

Note 7 – Debt

Notes Payable

On November 1, 2012, the Company entered into a note payable in the aggregate amount of $75,000.  The note bears interest at 5% and is unsecured.  Principal and interest on this Note shall be payable monthly in the amount of $5,000, commencing on May 1, 2013 with the final payment due on September 1, 2014.

Notes Payable to Shareholders

Included in notes payable on the accompanying consolidated balance sheet, the Company has notes payable to certain shareholders in the aggregate amount of $26,000 at March 31, 2013 and December 31, 2012.  The notes originated between 1997 and 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $49,540 at March 31, 2013 and December 31, 2012.

As more fully disclosed in Note 3 the Company has issued promissory notes to the former shareholders of TAL in the aggregate amount of $526,462 Belize dollars, (US $274,341 based on exchange rates in effect at March 31, 2013), including capitalized interest of $10,322 Belize Dollars (US $5,379 based on exchange rates in effect at March 31, 2013).  These notes payable to shareholders were interest free through September 30, 2009, and then commenced earning interest at a rate of 8% per annum through the maturity date.  The notes are secured by a mortgage on the land and related improvements.  The notes, plus any related accrued interest, were due on August 15, 2012, but have not been paid. The holders of these notes have not yet declared a formal default and have not taken any action to foreclose.  The Company has received approval from the former shareholders to sell the mortgaged land, and is currently marketing that land.

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

Mortgage Notes Payable

The investors holding the preferred membership units of GCE Mexico also directly funded the purchase by Asideros I of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282. The land was acquired in the name of Asideros I, and Asideros I issued a mortgage in the amount of $2,051,282 in favor of the two original investors. These two investors also directly funded the purchase by Asideros 2 of

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

approximately 4,500 acres, and a second parcel by Asideros 2 of approximately 600 acres of land adjacent to the land owned by Asideros by the total payment of $963,382. The land was acquired in the name of Asideros 2 and Asideros 2 issued mortgages in the amount of $963,382 in favor of these two investors. These mortgages bear interest at the rate of 12% per annum, payable quarterly. The parties have agreed to accrue the interest until such time as the Board determines that there is sufficient cash flow to pay all accrued interest. The initial mortgage, including any unpaid interest, is due in April 2018. The second mortgage, including any unpaid interest, is due in February 2020.

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

Recently, one of the two holders of the preferred membership interests acquired all of the ownership interests of the other member.  Accordingly, all of the foregoing obligations are now owed to the sole holder of GCE Mexico’s preferred membership interests.

Promissory Notes Payable

In March 2013, the Company issued a secured promissory note in the principal amount of $1,300,000 to Targeted Growth, Inc. as part of the acquisition of Sustainable Oils, LLC.  The note bears an interest rate of ten percent (10.0%) per annum, and is payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after, the receipt by the Company of any Qualified Funding; or (b) September 13, 2014 (the “Maturity Date”).  The term “Qualified Funding” means all equity funding in excess of the $800,000, in the aggregate, received by the Company, its subsidiary or an affiliate after the date hereof for its Camelina business.

Settlement of Liabilities

The Company has settled certain liabilities previously carried on the consolidated balance sheet, which settlements resulted in gains from the extinguishment of liabilities. There was no gain on settlement of liabilities for the three months ended March 31, 2013, but there was a gain of $514,473 for the three months ended March 31, 2012. The gain in 2012 was primarily from the settlement or expiration of historic liabilities primarily incurred by prior management in connection with the discontinued pharmaceutical operations. In addition, the Company wrote off certain liabilities that had been extinguished with the passage of time for collection under applicable statutues of limitation laws.

Note 8 - Common Stock

In March 2013, the Company issued 40,000,000 shares, at $.02 per share as partial considertion of the business purchase that included certain assets, patents, and other intellectual property and rights related to the development of Camelina sativa as a biofuels feedstock that it acquired (see Note 11).

Note 9 – Stock Options and Warrants

Stock Options and Compensation-Based Warrants

The Company has three incentive stock option plans wherein 44,000,000 shares of the Company’s common stock are reserved for issuance there under.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

No income tax benefit has been recognized for share-based compensation arrangements.  Otherwise, no share-based compensation cost has been capitalized in theconsolidated balance sheet.

A summary of the status of options and compensation-based warrants at March 31, 2013, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2012	68,608,483	$0.02	4.3 years	$-

Granted	3,450,000	0.01
Exercised	-	-
Forfeited	(350,000)	0.01
Expired	(2,500,000)	0.04

Outstanding at March 31, 2013	69,208,483	0.01	5.4 years	$164,571

Exercisable at March 31, 2013	42,725,983	$0.03	3.2 years	$79,491

At March 31, 2013, options to acquire 80,000 shares of common stock have no stated contractual life. The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.   3,450,000 options were issued in the three-month period ended March 31, 2013 and none in the three-month period ended 2012. The weighted average fair value of stock options issued during the three months ended March 31, 2013 as $0.15.  The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the three months ended March 31, 2013 were risk-free interest rate of 0.77%, volatility of 181%, expected life of 5.0 years, and dividend yield of zero. The expected life of stock options represents the period of time that the stock options granted are expected to be

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a March 31, 2013 closing price of $0.016 per share.

Share-based compensation from all sources recorded during the three months ended March 31, 2013 and 2012 was $107,115 and $17,004, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of March 31, 2013, there is approximately $113,069 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately .12 years.

Stock Warrants

A summary of the status of the warrants outstanding at March 31, 2013, and changes during the three months then ended is presented in the following table:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual Life	Value

Outstanding at December 31, 2012	24,585,662	$0.01	.75 years	$-

Issued	-	-
Exercised	-	-		$-
Expired	-	-

Outstanding at March 31, 2013	24,585,662	$0.01	.5 years	$314,184

Note 10 - Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the three-month periods ended March 31, 2013 and 2012, Income from Discontinued Operations consists of the foreign currency transaction gains related to current liabilities associated with the discontinued operations that are denominated in Euros.

Note 11 - Acquisition of Camelina Assets and Sustainable Oils

On March 13, 2013, the Company completed a business purchase that included certain assets, patents, and other intellectual property and rights related to the development of Camelina sativa as a biofuels feedstock (the “Camelina Assets”) from Targeted Growth, Inc., a Washington based crop biotechnology company focused on developing products with enhanced yield and improved quality for the agriculture and energy industries. Also on March 13, 2013, we purchased all of the membership interests of Sustainable Oils, LLC, (SusOils) a Delaware limited liability company, from Targeted Growth, Inc. and the other, minority owner of that limited liability company. SusOils is a company that, since 2007, has been engaged in the development, production and commercialization of Camelina-based biofuels and FDA approved animal feed. Substantially all of the Camelina Assets were previously owned by SusOils and used in SusOils’ operations.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The Camelina Assets include: three issued U.S. patents on Camelina Sativa varieties; a substantial portfolio of other intellectual property assets, all of the Seller’s intellectual property related to the research, development, breeding and/or genetic development of Camelina; germplasm; licenses, consents, permits, variances, certifications and approvals granted by any governmental agencies relating to Camelina operations; machines, equipment, tractors and vehicles used in Camelina operations; the name “Sustainable Oils” and the Sustainable Oils logo; and certain trade secrets, know-how, and technical data.

We currently intend to operate our Camelina business through a new subsidiary. We intend to capitalize that new subsidiary with the Sustainable Oils intellectual properties and operating assets that we recently purchased. In order to fund the operations and expansion of the Camelina operations, we intend to raise additional capital through the sale of debt or equity in the newly formed Camelina subsidiary. Sustainable Oils’ operations have been headquartered in Bozeman, Montana. We intend to continue to conduct our Camelina operations in Montana. Accordingly, in March 2013, we entered into a sublease with Targeted Oils, Inc., to sublease a portion of Targeted Growth’s research facilities and administrative offices in Bozeman, Montana.

We paid for the Camelina Assets by issuing to Targeted Growth, Inc. (i) a secured promissory note in the principal amount of $1,300,000 (the “Promissory Note” – see note 6 for more details) and (ii) an aggregate of 40,000,000 shares of our common stock.  Of the 40,000,000 shares, 4,000,000 shares will be held by an escrow agent for 15 months following the closing for the purpose of providing a partial security to support the indemnity provisions of the purchase agreement.  The 40,000,000 shares were valued at the market price on March 14, 2013.

The fair value of the consideration transferred to Targeted Growth, Inc. is in the following table:

Investment in Sustainable Oils
Notes Payable to Targeted Growth, Inc.	$1,300,000
Cash (paid out)	100
Common stock issued	40,000
Additional Paid in Capital	760,000
$2,100,100

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

The amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed are as follows:

Fair Values at
Acquisition
Date
Prepaids and other assets	$260
Inventory	430,141
Intangible Assets	3,887,270
Equipment	190,500
Accounts Payable to UOP	(2,286,727)
Commitment for field testing	(79,000)
Other accounts payable and accrued liabilities	(42,339)
Total net assets of Sustainable Oils	$2,100,100

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The value of the acquired identifiable intangible assets of $3,877,270 has been recorded as of the acquisition date of March 13, 2013 pending completion of the valuation process.

The amounts of Sustainable Oils, LLC 's revenue and earnings included in the Company’s consolidated income statement for the three months ended March 31, 2013, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2013 and January 1, 2012, are as follows:

	Revenue	Net Earnings (Losses)
Actual March 13, 2013 - March 31, 2013	$-	$-

2013 Supplemental pro forma from	$92,727	$(261,483)
January 1, 2013 - March 31, 2013

2012 Supplemental pro forma from	$3,422,263	$317,670
January 1, 2012 - March 31, 2012

The cost incurred related to the acquisition of Sustainable Oils, LLC includes approximately $21,500 in legal and $6,000 in valuation fees.

Note 12 – Subsequent Events

The Company is holding certain property for sale (see Note 4).  In April 2013, the Company’s board has approved a sales price that contemplates a loss of approximately $148,000 on this transaction.  The Company is incurring a loss in order to facilitate an immediate cash transaction.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans to cultivate, produce and market non-food based feedstock for applications in the bio-fuels market, any projections of the date and amount of our Jatropha or Camelina harvests, forecasts regarding our revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Throughout this Quarterly Report on Form 10-Q, the terms “GCEH,” “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Delaware corporation (which used to be a Utah corporation until July 19, 2011), formerly known as Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes all of this company's U.S. and foreign wholly-owned subsidiaries through which this company conducts certain of its operations. To the extent applicable, depending on the context of the disclosure, the terms “we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC, a Delaware limited liability company that we manage, and in which we own 50% of the common membership interests, and our new wholly owned subsidiary, Sustainable Oils, LLC, a Delaware limited liability company, as well as our other subsidiaries.

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

Since 2007, our business focus has been on the commercialization of non-food based oilseed plants and biomass.  We began with the development of farms growing Jatropha curcas (“Jatropha”) - a non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America.  On March 13, 2013, we acquired certain assets, patents, and other intellectual property and rights related to the development of Camelina sativa as a biofuels feedstock, and all of the issued and outstanding limited liability company interests in Sustainable Oils, LLC, a Delaware limited liability company.  As a result of the acquisition of Sustainable Oils, LLC and its operating assets, our biofuels operations have expanded into the development of Camelina sativa (“Camelina”) – an annual plant from the brassica family traditionally grown in northerly regions of the United States, Europe and Asia.  We are have focused on these two plants primarily because we feel they are complementary to one another, have the potential to produce oil seed crops economically, they generally require less water and fertilizer than many conventional crops, and can be grown on land that is normally unsuitable for food production or is fallow or idle due to crop rotation.  Both Jatropha and Camelina oil are high-quality plant oils used as direct substitutes for fossil fuels and as feedstock for the production of high quality biofuels and other bio-based products.  Both crops have been tested and proven to be highly desirable feedstocks capable of being converted into ASTM approved fuels. The term “biofuels” refers to a range of biological based fuels including bio-kerosene (a.k.a bio-jet fuel) biodiesel, renewable diesel, green diesel, synthetic diesel and biomass, most of which have environmental benefits that are the major driving force for their adoption. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other green-house gases, which are associated with global climate change.  Both Jatropha and Camelina oil can also be used as a chemical feedstock to replace fossil and non-food based products that use edible oils in their manufacturing or production process.  The residual material derived from the oil extraction process is called press-cake, which in the case of Jatropha is a high-quality biomass that has been proven and tested as a replacement for a number of fossil-based feedstocks, fossil fuels and other high value products such as renewable charcoal, fertilizers, and animal feed. Camelina press-cake or meal is high in Omega3 and has already been approved by the FDA as a livestock (animal) feed or enhancement in the United States.

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

•
Contract with third party farmers (such as wheat and barley farmers) for the farming of significant acreage of Camelina sativa on their idle land which is in rotation with their other crops in the United States and many parts of Europe.

•	Produce and sell certified Camelina seed based upon our patented, high-yielding elite varieties to farmers in the United States and internationally.

•
Provide energy farm development and management services to third party owners of biofuel energy farms and to non-energy farmers looking to utilize energy crops in rotation or inter-cropped with their existing crops.  Provide advisory services to farmers wishing to certify their farms under international sustainability or carbon certification standards, specifically the Roundtable on Sustainable Biomaterials (RSB) and Gold Standard Verified Emission Reductions (GS-VERs)

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

Organizational History

This company was incorporated under the laws of the State of Utah on November 20, 1991.  On July 19, 2010, we changed the state of our incorporation from Utah to Delaware.  Our principal executive offices are located at 100 W. Broadway, Suite 650, Long Beach, Los Angeles County, California 90802, and our current telephone number at that address is (310) 641-GCEH (4234).  We maintain a website at: www.gceholdings.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.  Our Sustainable Oils subsidiary also maintains a website at www.susoils.com.  Our Internet websites and the information contained therein, or connected thereto, are not and are not intended to be incorporated into the Annual Report on Form 10-K at December 31, 2013 or into this quarterly report on Form 10-Q.

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

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations

Revenues. During the three months ended March 31, 2013 and 2012 we recognized revenue of $105,627 and $619,521, respectively. The revenues that we generated in 2013 were primarily derived from Jatropha related advisory services we rendered to third parties, while most of our 2012 revenues represented (i)  agricultural subsidies received from Mexican governmental agencies ($465,586) (ii) fees for Jatropha related advisory services we rendered to third parties, and (iii) sales of Jatropha oil and Jatropha seeds and other products (waste wood, Jatropha seed husks, etc.).  Revenues during the three-month period ended March 31, 2013 mostly decreased by $513,894 from the comparable 2012 fiscal quarter because we only received $17,147 in agricultural subsidies from the Mexican government in the current fiscal quarter, compared to $465,586 of such subsidies in the same quarter last year.  Revenues received from agricultural subsidies and from the sale of Jatroha products are paid to our GCE Mexico I, LLC subsidiary and are used in its operations.

In the short term, our goal is to increase the amount of advisory and management services that we render to third parties in order to generate revenues to fund our corporate working capital needs, and to generate Camelina-related revenues from the Camelina business that we acquired in March 2013.  Our Camelina operations are expected to generate revenues from the sale of Camelina seeds, the sale of Camelina oil, and the sale of the Camelina biomass for use as feed for livestock.  In the longer term, our goal is to substantially increase the revenues derived from the operations of our Jatropha farms, to rapidly ramp up our Camelina operations by increasing the amount of Camelina acreage under plantation in North America, and to continue to generate fees from advisory services that we render to third parties.  We anticipate that revenues for the remainder of 2012 will increase significantly due to Camelina oil and seed sales we expect to realize from our newly acquired Camelina business.

General and Administrative Expenses. Our general and administrative expenses related to the three months ended March 31, 2013 and 2012 were $560,139 and $627,467, respectively, a decrease of 10.7%.  General and administrative expenses principally consist of officer compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).   General and administrative expenses are, however, expected to increase as a result of our acquisition of the Camelina assets/business in March 2013.  In connection with operating the new Camelina operations, we have increased the number of employees on our payroll, and have subleased a facility in Bozeman, Montana.

Plantation Operating Costs. For the three months ended March 31, 2013 and 2012, we recorded Plantation Operating Costs from the operations of the farms of $570,156 and $172,437, respectively. This increase was mostly related to a work force reduction and a one-time charge of $547,000 for severance costs.  This charge was offset by a reduction in farming costs at our Mexico farms.

Other Income/Expense.  Interest expense for the three months ended March 31, 2013 increased to $216,775 from $192,800 in the same quarter in 2012 as a result of the larger mortgage related to the third farm that we acquired in October 2012.

Income (Loss) from Discontinued Operations. No gains/losses from discontinued operations were recognized during the three months ended March 31, 2013 and $2,038 in losses was recognized in the three months ended March 31, 2012. The income or loss from discontinued operations principally relates to foreign currency exchange rate gains or losses on liabilities associated with our former bio-pharmaceutical business, which are denominated in euros.

Net loss attributable to the non-controlling interest.  Our Mexico farm operations are owned through GCE Mexico I, LLC, a Delaware limited liability company (“GCE Mexico”).  We own 50% of the common membership interests of GCE Mexico and one investor currently owns the other 50% of the common membership interests.  The proceeds from the sale of the preferred membership units, and from subsequent capital contributions, have been used to fund the operations of Asideros Globales Corporativo 1 (“Asideros 1”) and Asideros Globales Corporativo 2 (“Asideros 2”), each of which have acquired land in Mexico that, collectively, constitute our first two Jatropha farms.  Asideros Globales Corporativo 3 (“Asideros 3”) acquired our third farm in October 2011, but had no impact on the results of our operations.  GCEH directly owns 1% of Asideros 1, Asideros 2 and Asideros 3, and the balance is owned by GCE Mexico.  Accordingly, we own 50.5% of Asideros 1, Asideros 2 and Asideros 3 either directly or through our common membership interest in GCE Mexico.  As such, our consolidated financial statements include the accounts of the Asideros farm entities.  Under GCE Mexico’s LLC Agreement, the net loss allocated from these entities to GCE Mexico is then further allocated to the members of GCE Mexico according to the investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest.  The net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico to the preferred membership interests.

Net income/loss attributable to Global Clean Energy Holdings, Inc. We recorded net losses of $238,518 for the three months ending March 31, 2013 and a net income of $358,964 for the three months ended March 31, 2012, respectively.  Our ability to generate net income in the future will depend upon the amount of advisory and management services that we render at the corporate level, the amount of revenues generated from our Jatropha farms in Mexico, and on the amount of revenues we generate from our new Camelina operations.  In addition to incurring farm operating expenses in Mexico for our Jatropha operations, we will continue to accrue interest expense on the mortgages that encumber the Tizimin, Mexico, farms.  Although we anticipate that we will generate new revenues from our Camelina operations and that revenues from our Jatropha farm operations will increase, we are unable to forecast if, or when such revenues will exceed our operating expenses.

Liquidity and Capital Resources

As of March 31, 2013, we had $514,458 in cash or cash equivalents and had a working capital deficit of $4,067,685, as compared with $941,579 in cash and a working capital deficit of $1,581,288 as of December 31, 2012.  However, of the foregoing cash or cash equivalent balances held at March 31, 2013, only $12,999 may be used for our general corporate purposes, with the remaining balance anticipated to be used in the operations of the Tizimin, Mexico farms owned by the GCE Mexico I, LLC joint venture.  As a result, the GCE Mexico I, LLC funds will not be available to us for our corporate working capital or other purposes, and are not available to us to reduce our indebtedness.  In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of assets held for sale, the sale of additional securities, additional borrowings, or from an increase in operating revenues. Outstanding indebtedness at March 31, 2013 totaled $19,747,158. The existence of the foregoing working capital deficit and total current and long term liabilities is expected to negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.  We incurred losses from continuing operations of $1,241,404 for the three months ended March 31, 2013, and have an accumulated deficit applicable to its common shareholders of $26,837,525 at March 31, 2013.  Because of the foregoing factors and our negative cash flow from operations, our auditors have concluded that there is a substantial doubt about our ability to continue as a going concern.

To date, we have funded our corporate overhead and other public company costs and expenses primarily from (i) the sale of debt and equity securities, (ii) monthly payments we receive from our GCE Mexico I, LLC joint venture, and (iii) fees we receive for providing Jatropha related advisory services to third parties. During the period ended March 31, 2013, we received overhead reimbursements of $84,531 from GCE Mexico I, LLC.  We anticipate that our overhead reimbursements for the balance of the current fiscal year will continue at no less than the foregoing rate.  In addition, we anticipate that that we will continue to receive advisory service fees in the near term, although the amount of such fees will depend on our ability to enter into new service agreements.  The amount of cash on hand and the anticipated cash receipts from GCE Mexico and the advisory service clients will not be sufficient to fund our working capital needs in the near term or for the next twelve months.  Furthermore, we do not have sufficient financial resources to fund our business plan (which includes the purchase of our own biofuel farms and other capital outlays). Accordingly, unless we enter into additional advisory service agreements or otherwise receive cash proceeds, we will have to obtain additional funding in the near future from the sale of our securities or the sale of assets held for sale to fund our cash needs.  No assurance can be given that we will be able to raise additional capital or that such additional capital will be on terms favorable to the company and its shareholders.

Our business plan contemplates that we will (i) continue to develop our Jatropha business and operations (including possibly developing and cultivating our third Jatropha farm in Mexico), and (ii) diversify our biofuel energy crop revenues from new revenues generated by our new Camelina operations.

Jatropha Operations.  To date, revenues from our Jatropha farms located in Mexico have not been significant and have not met our expectations for various reasons, including weather conditions and cultivation techniques.  We are currently addressing these issues and we anticipate that revenues from the Jatropha farms we currently own through our GCE Mexico I, LLC joint venture in Mexico will increase in 2013 and become significant thereafter.  The operational expenses of the Jatropha farms in Mexico are substantial and exceed the amount of revenues that the farms are expected to generate from operations this year.  We have submitted a budget to the third party investor of GCE Mexico for the 2013 operating expenses of GCE Mexico, and he has acknowledged his intent to contribute sufficient additional funds to pay the budgeted cash requirements during 2013.  Based on these assurances, we anticipate that we will have sufficient funds to operate our Mexico farms in 2013.  No assurance can, however, be given that the costs of operating the Mexico farms will not exceed our budget or that our GCE Mexico investor will, in fact, fund the budgeted amounts.

Even if operations of the three Jatropha farms owned through GCE Mexico improve this year as expected and, therefore, generate significant revenues, we do not project that any cash distributions will be made to Global Clean Energy Holdings, Inc. for several years.  Under our agreements with our GCE Mexico investors, all net cash generated from the Jatropha operations that are conducted through GCE Mexico must first be used to fund the operations of those farms, and any excess must thereafter be used to repay the capital contributed by our joint venture investors (plus their preferred return).  The total amount of capital and the preferred return that must be paid to our joint venture investors before funds are distributed to us currently is in excess of  $25,948,000 as of March 31, 2013.  As a result, the improving operations of the Mexico farms will not produce short-term cash or improve our liquidity, nor will the improving operations of the Mexico farms generate funds  that we can use for our business plan, for working capital purposes, or for the acquisition of additional Jatropha or other biofuel feedstock farms.  Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional Jatropha farms for our own account.  Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures.

Camelina Operations.  In March 2013, we acquired the business and assets of Sustainable Oils, LLC, a company that has been engaged in developing Camelina products since 2007.  Sustainable Oils has generated over $20 million in revenues during the past three years, but has incurred a loss of approximately $5.8 million during that time.  The new Camelina operations will require a significant amount of additional cash to scale up its operations and to reach profitable operations.  Our goal is to operate the Camelina business that we acquired through a new subsidiary that we intend to form, and to capitalize that new subsidiary with the Sustainable Oils intellectual properties and operating assets that we recently purchased.  Furthermore, our goal is to fund the operations and expansion of the Camelina operations with new debt or equity that we intend to raise specifically for the Camelina subsidiary.  While we have been in discussions with a number of sources for the additional funding, we have not entered into any binding arrangements for the desired amount of new funding.  No assurance can be given that we will obtain the additional capital necessary to operate and grow our new Camelina operations.  In the event that we do not obtain the necessary amount of financing to properly operate and scale up our new Camelina operations, those operations are expected to continue to operate at a loss.  Without the additional funding, we may have to re-evaluate our planned Camelina operations.

As partial consideration for the Camelina assets that we purchased in March 2013, we issued a $1,300,000 promissory note.  The promissory note bears simple interest at the rate of ten percent (10.0%) per annum, and is payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after a Qualified Funding; or (b) September 13, 2014.  The term “Qualified Funding” means all equity funding in excess of the $800,000, in the aggregate, received by us for our Camelina business.  Our obligations under the promissory note are secured by a first priority lien on certain tangible assets included in the purchase of the Camelina assets.  The promissory note is a full recourse obligation.If the holder of the promissory note has to pursue the collection of amounts due under the promissory note, the holder may not seize or take any action to collect any amounts due and owing against any of the Company’s assets (including its cash) related to a line of business other than the business of developing intellectual property and managing farming activities for the development of Camelina sativa used for biofuels feedstock.

Other Potential Sources of Liquidity.  We currently own all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”) that owns a 400-acre farm in subtropical Belize, Central America. The Belize farm is inactive, and we are currently attempting to sell the farm.  TAL has outstanding four promissory notes in the aggregate amount of $516,139 Belize Dollars (US $260,689 based on exchange rates in effect at May 10, 2013), which promissory notes are secured by a mortgage on the 400-acre farm.  The promissory notes have matured, but the holders of the notes have not declared a default.  We have reclassified the Belizean farm as an investment property and are currently attempting to sell the 400-acre property.  We are currently in negotiations with a third party to sell them the property.  The former owners/current note holders have been informed of the possible land sale, and we have received the preliminary approval of the sale from the mortgage holders.  If the sale of the 400-acre farm is consummated, we expect to receive some of the net proceeds from that sale, which proceeds will be used for our working capital purposes.

We also expect to receive royalty payments from the legacy pharmaceutical assets we sold in 2009 to Curadis GmbH.  In February 2012, Curadis GmbH informed us that it has licensed certain of the technologies that we sold to it, and, as a result that we will be receiving a royalty of 4.5% of all net sales of products sold using the licensed technology.  Certain of the intellectual property that we sold to Curadis will revert to us if royalties from those assets do not exceed 300,000 euros by December 31, 2014.  In 2012 we received $24,921 from Curadis under this new licensing arrangement.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such legal proceedings.

ITEM 1A. RISK FACTORS.

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012.  Except as set forth below, there have been no material changes from the risk factors previously disclosed in the above-mentioned periodic report.

Foreclosure of Belizean Jatropha Farm. We currently owe the four former owners of our 400-acre farm in Belize, Central America, loans in the aggregate amount of $516,139 Belize Dollars (US $260,689 based on exchange rates in effect at May 10, 2013), which loans are secured by a lien on the 400-acre farm. We are currently attempting to sell this land in order to repay the loans and realize a gain on our investment. However, the promissory notes matured on August 15, 2012, and is currently in technical default.  We are attempting to sell the land and to retire the four promissory notes.  To date, the holders of the foregoing notes have not declared a default and have not taken any action to foreclose on the mortgage.  If the holders of the notes elect to commence foreclosure proceedings against the land, we could lose the land and suffer a total loss on our investment.  No assurance can be given that the lenders will not commence foreclosure proceedings, that we will be able to sell the land, or, if needed, that we will be able to obtain an extension on the maturity date of the notes.

Agricultural Risks – General. Once the trees at our Mexico farms fully mature and produce Jatropha seeds in the manner that we anticipate, the agricultural operations at our Mexico farms are expected to generate the largest portion of our future revenues.  However, agriculture operations are subject to a wide variety of risks, and no assurance can be given that the Jatropha trees will develop in the manner we expect or that they will produce the fruit/seeds in the quantities that we anticipate.  Agricultural risks that could affect our Jatropha farms include delays in blooming of the plants, changes in product pricing due to variations in supply and demand, weather, disease, input costs and product yield.

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

Dated: May 14, 2013                                                                                  GLOBAL CLEAN ENERGY HOLDINGS, INC.

       By: /s/ RICHARD PALMER
       Chief Executive Officer

       By: /s/ DONALD MURRAY
       Interim Chief Financial Officer