Form 10-Q
period 2013-06-30
Global Clean Energy Holdings, Inc.
filed 2013-08-05
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 2, 2013, the issuer had 333,683,502 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I
ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$656,084	$941,579
Accounts receivable	9,134	2,100
Inventory	426,205	1,564
Other current assets	185,648	298,586
Total Current Assets	1,277,071	1,243,829

PROPERTY AND EQUIPMENT, NET	15,511,205	14,559,002

INVESTMENT HELD FOR SALE	-	288,536

DEFERRED GROWING COST	3,392,992	3,378,990

INTANGIBLE ASSETS, NET	3,820,105	-

OTHER NONCURRENT ASSETS	11,404	11,372

TOTAL ASSETS	$24,012,777	$19,481,729

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,600,812	$1,135,594
Accrued payroll and payroll taxes	1,137,382	1,018,894
Capital lease liability - current portion	17,057	42,829
Notes payable - current portion	49,358	60,800
Convertible notes payable	567,000	567,000
Total Current Liabilities	5,371,609	2,825,117

LONG-TERM LIABILITIES
Accrued interest payable	2,569,518	2,121,787
Accrued return on noncontrolling interest	6,183,907	4,963,582
Notes payable - long term portion	1,341,642	40,200
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	15,205,256	12,235,758

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
333,683,502 and 293,683,502 issued and outstanding	333,683	293,683
Additional paid-in capital	25,552,579	24,588,022
Accumulated deficit	(27,574,888)	(26,599,007)
Accumulated other comprehensive loss	(14,762)	(56,121)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(1,703,375)	(1,773,410)
Noncontrolling interests	5,139,287	6,194,264
Total equity (deficit)	3,435,912	4,420,854

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$24,012,777	$19,481,729

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$15,460	$55,501	$103,940	$209,436
Subsidy Income	33,368	-	50,515	465,586
Total Revenue	48,828	55,501	154,455	675,022

Operating Expenses
General and administrative	681,024	624,910	1,241,163	1,252,377
Plantation operating costs	47,677	198,460	617,833	351,244

Total Operating Expenses	728,701	823,370	1,858,996	1,603,621

Loss from Operations	(679,873)	(767,869)	(1,704,541)	(928,599)

Other Income (Expenses)
Other income	4	48	23	57
Interest expense	(241,651)	(215,327)	(458,406)	(408,127)
Gain on settlement of liabilities	-	-	-	514,473
Loss on Sale of Investment held for sale	(178,896)	-	(178,896)	-
Foreign currency transaction gain (loss)	-	(1,044)	515	(1,044)

Net Other Income (Expenses)	(420,543)	(216,323)	(636,764)	105,359

Loss from Continuing Operations	(1,100,416)	(984,192)	(2,341,305)	(823,240)

Gain (Loss) from Discontinued Operations	-	340	-	(1,698)

Net Loss	(1,100,416)	(983,852)	(2,341,305)	(824,938)

Less Net Loss Attributable to the Noncontrolling Interest	(362,538)	(580,969)	(1,365,424)	(781,019)

Net Loss Attributable to Global Clean Energy Holdings, Inc.	$(737,878)	$(402,883)	$(975,881)	$(43,919)

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Loss from Continuing Operations	$(737,878)	$(403,223)	$(975,881)	$(42,221)
Income (Loss) from Discontinued Operations	-	340	-	(1,698)
Net Loss	$(737,878)	$(402,883)	$(975,881)	$(43,919)

Basic Income (Loss) per Common Share:
Loss from Continuing Operations	$(0.0022)	$(0.0014)	$(0.0032)	$(0.0001)
Loss from Discontinued Operations	-	-	-	-
Net Loss per Common Share	$(0.0022)	$(0.0014)	$(0.0032)	$(0.0001)

Basic Weighted-Average Common Shares Outstanding	333,683,502	293,304,571	301,683,502	289,183,691

Diluted Income (Loss) per Common Share:
Income (Loss) from Continuing Operations	$(0.0022)	$(0.0014)	$(0.0032)	$0.0001
Loss from Discontinued Operations	-	0.0000	-	-
Net Income (Loss) per Common Share	$(0.0022)	$(0.0014)	$(0.0032)	$0.0001

Diluted Weighted-Average Common Shares Outstanding	333,683,502	293,304,571	301,683,502	289,183,691
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Loss	$(1,100,416)	$(983,852)	$(2,341,305)	$(824,938)

Other comprehensive income (loss)- foreign currency
translation adjustment	(626,484)	1,125,032	262,100	73,490

Comprehensive Income (Loss)	(1,726,900)	141,180	(2,079,205)	(751,448)

Add net loss attributable to the noncontrolling interest	362,538	580,969	1,365,424	781,019

Add other comprehensive loss (less income) attributable to noncontrolling interest	658,269	(1,112,584)	(220,741)	(68,848)

Comprehensive Loss Attributable to
Global Clean Energy Holdings, Inc.	$(706,093)	$(390,435)	$(934,521)	$(39,277)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
For the six Months Ended June 30, 2012 and 2013

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2011	13,000	$13	285,062,812	$285,062	$24,260,628	$(26,662,294)	$(21,996)	$5,099,547	$2,960,960

Contributions from noncontrolling interests	-	-	-	-	-	-	-	3,258,090	3,258,090
Issuance of common stock for cash	-	-	8,620,690	8,621	241,379	-	-	-	250,000
Share-based compensation from
issuance of options and compensation-based warrants	-	-	-	-	53,850	-	-	-	53,850
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(947,501)	(947,501)
Foreign currency translation gain (loss)	-	-	-	-	-	-	4,642	68,848	73,490
Net Income (loss) for the six months ended June 30, 2012	-	-	-	-	-	(43,919)	-	(781,019)	(824,938)

Balance for the six months ended June 30, 2012	13,000	$13	293,683,502	$293,683	$24,555,857	$(26,706,213)	$(17,354)	$6,697,965	$4,823,951

Balance at December 31, 2012	13,000	$13	293,683,502	$293,683	$24,588,022	$(26,599,007)	$(56,121)	$6,194,264	$4,420,854
Contributions from noncontrolling interests	-	-	-	-	-	-	-	1,310,030	1,310,030
Issuance of common stock	-	-	40,000,000	40,000	760,000	-	-	-	800,000
Share-based compensation from
issuance of options and compensation-based warrants	-	-	-	-	204,557	-	-	-	204,557
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(1,220,324)	(1,220,324)
Foreign currency translation gain (loss)	-	-	-	-	-	-	41,359	220,741	262,100
Net Income (loss) for the six months ended June 30, 2013	-	-	-	-	-	(975,881)	-	(1,365,424)	(2,341,305)

Balance for the six months ended June 30, 2013	13,000	$13	333,683,502	$333,683	$25,552,579	$(27,574,888)	$(14,762)	$5,139,287	$3,435,912

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended
	June 30,
	2013	2012
Cash Flows From Operating Activities
Net loss	$(2,341,305)	$(824,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	(515)	1,044
Gain on settlement of liabilities	-	(514,473)
Share-based compensation	204,557	53,850
Write down of deferred growing cost	6,656	-
Write down of long lived assets	15,000	-
Loss on sale of investment held for sale	178,896	-
Depreciation and amortization	227,081	134,393
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	(68,712)
Inventory	5,503	(30,737)
Other current assets	48,096	(76,473)
Deferred growing costs	-	(810,819)
Accounts payable and accrued expenses	571,765	432,536
Deferred revenue	-	(152,732)
Other noncurrent assets	6,627	(3,324)
Net Cash Used in Operating Activities	(1,080,639)	(1,860,384)
Cash Flows From Investing Activities
Plantation development costs	(789,435)	(1,042,200)
Purchase of property and equipment	(3,118)	(217,824)
Proceeds from sale of property and equipment	187,212	-
Net Cash Used in Investing Activities	(605,341)	(1,260,024)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	250,000
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	1,310,030	3,258,090
Payments on capital leases and notes payable	(31,937)	(23,229)
Net Cash Provided by Financing Activities	1,278,093	3,484,861
Effect of exchange rate changes on cash	122,392	(80,630)
Net change in Cash and Cash Equivalents	(285,495)	283,823
Cash and Cash Equivalents at Beginning of Period	941,579	676,780
Cash and Cash Equivalents at End of Period	$656,084	$960,603

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,282	$30,764
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$1,220,324	$947,501
Acquisitions:		-
Intangible assets and equipment acquired	$4,077,765	-
Inventory acquired	430,141	-
Other current assets assumed	260	-
Other current liabilities assumed	(2,408,066)	-
Net assets acquired	$2,100,100
Notes payable issued	$(1,300,000)	-
Common stock issued	$(800,000)	-
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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.  The results of operations for the six months ended June 30, 2013, may not be indicative of the results that may be expected for the year ending December 31, 2013.

Accounting for Agricultural Operations

All costs incurred until the actual planting of the Jatropha Curcas plant are capitalized as plantation development costs, and are included in “Property and Equipment” on the balance sheet. Plantation development costs are being accumulated in the balance sheet during the development period and are accounted for in accordance with

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

accounting standards for Agricultural Producers and Agricultural Cooperatives. The direct costs associated with each farm and the production of the Jatropha revenue streams have been deferred and accumulated as a noncurrent asset, “Deferred Growing Costs”, on the balance sheet. Other general costs without expected future benefits are expensed when incurred.

Income/Loss per Common Share

Income/Loss per share amounts are computed by dividing income or loss applicable to the common shareholders of the Company by the weighted-average number of common shares outstanding during each period. Diluted income or loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  The number of dilutive warrants and options is computed using the treasury stock method, whereby the dilutive effect is reduced by the number of treasury shares the Company could purchase with the proceeds from exercises of warrants and options.  As of June 30, 2013 and 2012, all convertible instruments were anti-dilutive.

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share at June 30, 2013 and 2012, as follows:

	June 30,
	2013	2012

Convertible notes	18,900,000	18,900,000
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	24,585,662	24,585,662
Compensation-based stock options and warrants	69,208,483	74,481,483
	124,512,326	129,785,326

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

Note 2 – Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations applicable to its common shareholders of $2,341,305 and $823,240 for the six-months ended June 30, 2013, and June 30, 2012, respectively, has an accumulated deficit applicable to its common shareholders of $27,574,888 at June 30, 2013.  The Company also used cash in operating activities of $1,080,639 and $1,860,384 during the six-month period ended June 30, 2013 and June 30, 2012, respectively.  At June 30, 2013, the Company has negative working capital of $4,094,539 and a stockholders’ deficit attributable to its stockholders of $1,703,375.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the current business model.  In order to fund its operations, the Company has to date received $20,870,733 in capital contributions from the preferred membership interest in GCE Mexico I, LLC (“GCE Mexico”), has issued mortgages in the total amount of $5,110,189 for the acquisition of land.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  While the Company expects to be successful in this new venture, there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

LODEMO Agreement

On October 15, 2007, the Company entered into a service agreement with Corporativo LODEMO S.A DE CV, a Mexican corporation (the LODEMO Group), to provide services related to the establishment, development, and day-to-day operations of the Company’s Jatropha Business in Mexico.  The Agreement had a 20-year term but could  be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

work previously performed by LODEMO was reduced and modified based upon certain labor functions being provided internally by the Company and by Asideros, the Company’s Mexican subsidiary, on a go-forward basis.  This agreement was cancelled in 2009.  As of June 30, 2013 and as of December 31, 2012, the Company’s financial statements reflect that it owes the LODEMO Group $251,500 for accrued, but unpaid, compensation and cost.  The Company disputes the total of these charges and has been in discussions with LODEMO to resolve this liability.

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

Under GCE Mexico’s operating agreement, as amended (the “LLC Agreement”), the Company owns 50% of the issued and outstanding common membership units of GCE Mexico.  The remaining 50% of the common membership units was initially issued to five investors.  The Company and the other owners of the common membership interest were not required to make capital contributions to GCE Mexico.

In addition, two investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two investors who each agreed to make capital contributions to GCE Mexico in installments and as required, fund the development and operations of the Jatropha Farm.  In November 2012, one of the two investors transferred 100% of the interest to the other investor.  The preferred members have made capital contributions of $1,310,030 and $3,258,090 during the six months ended June 30, 2013 and June 30, 2012, respectively, and total contributions of $20,870,733 have been received by GCE Mexico from these investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the investors, as requested by management and as required by the operation in 2013 and the following years.  The holder of the preferred membership interest is entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of the preferred membership interest.  The preferential return increased $1,220,324, and $947,501 during the six months ended June 30, 2013 and June 30, 2012, respectively, and totals $6,183,907 since the execution of the LLC Agreement.

The net income or loss of the six Mexican subsidiaries that own the Mexico farms is allocated to the shareholders based on their respective equity ownership; 99% of the equity of each subsidiary is owned by GCE Mexico and 1% is owned by the Company.  GCE Mexico has no operations separate from its investments in the Mexican subsidiaries.  According to the LLC Agreement of GCE Mexico, the net loss of GCE Mexico is allocated to its members according to their respective investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.   The noncontrolling interest presented in the accompanying consolidated balance sheets includes the carrying value of the preferred membership interests and of the common membership interests owned by the Investors, and excludes any common membership interest in GCE Mexico held by the Company.

Technology Alternatives, Limited

On  July 9, 2009, the Company purchased 100% of the stock of Technology Alternatives, Limited (“TAL”), a company formed under the laws of Belize in Central America.  TAL owns approximately 400 acres of land that was used as a Jatropha farm.  The land was sold in May 2013.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the acquisition, the Company issued promissory notes to the former shareholders of TAL in the aggregate amount of $526,462 Belize dollars, including capitalized interest of $10,322 Belize Dollars (US $280,170 based on exchange rates in effect on the funding date of May 17, 2013), These notes payable to shareholders accrued interest at 8% per annum.  The notes were secured by a mortgage on the land and related improvements. The holders agreed to accept $195,747 USD as payment in full for all of their secured interest when the land was sold on May 17, 2013 at a discounted sales price of $395,000 USD.  The unpaid principal balance of $84,422 of the notes, plus accrued interest of $28,078, was forgiven by the shareholders and written off by the Company.  The related gain on forgiveness is included in Loss on Sale of Investment Held for Sale on the statement of operations.

Note 4 – Property and Equipment

Property and equipment are as follows:

	June 30,	December 31,
	2013	2012

Land	$4,558,125	$4,539,314
Plantation development costs	10,152,896	9,229,638
Plantation equipment	1,714,644	1,546,971
Office equipment	109,752	108,598

Total cost	16,535,417	15,424,521
Less accumulated depreciation	(1,024,212)	(865,518)

Property and equipment, net	$15,511,205	$14,559,002

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

Note 5 – Intangible Assets

In March 2013, the Company purchased certain intangible assets as part of the acquisition of Sustainable Oils, LLC.  See further discussion on acquisition in Note 10.  The intangible assets include three patents and the related intellectual property associated with these patents.  These intangible assets acquired have an expected useful life of 17 years and are carried at cost less any accumulated amortization and any impairment losses.

Amortization is calculated using the straight-line method to allocate the cost of the intangible assets  over their estimated useful lives of 17 years.  Any future costs associated with the maintenance of these patents with indefinite lives will be capitalized and not amortized.

Note 6 – Debt

Notes Payable to Shareholders

Included in notes payable on the accompanying consolidated balance sheet, the Company has notes payable to certain shareholders in the aggregate amount of $26,000 at June 30, 2013 and December 31, 2012.  The notes originated in 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $49,540 at June 30, 2013 and December 31, 2012, respectively.

As more fully disclosed in Note 3 the Company had issued promissory notes to the former shareholders of TAL in the aggregate amount of $526,462 Belize dollars, (US $268,630 based on exchange rates in effect at December 31, 2012), including capitalized interest of $10,322 Belize Dollars.  The notes were secured by a mortgage on the land and related improvements, all of which were sold on May 17, 2013 at a discounted price of $395,000.  The holders agreed to accept $195,747 as payment in full for these mortgage notes when the land was sold on May 17, 2013.  The balance of $84,422 in notes payable was forgiven by the holders and written off.

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

Mortgage Notes Payable

The investors holding the preferred membership units of GCE Mexico also directly funded the purchase by Asideros I of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282, The land was acquired in the name of Asideros I, and Asideros I issued a mortgage in the amount of $2,051,282 in favor of the two original investors. These two investors also directly funded the purchase by Asideros 2 of approximately 4,500 acres, and a second parcel by Asideros 2 of approximately 600 acres of land adjacent to the land owned by Asideros by the total payment of $963,382. The land was acquired in the name of Asideros 2 and Asideros 2 issued mortgages in the amount of $963,382 in favor of these two investors. These mortgages bear interest at the rate of 12% per annum, payable quarterly. The parties have agreed to accrue the interest until such time as the Board determines that there is sufficient cash flow to pay all accrued interest. The initial mortgage, including any unpaid interest, is due in April 2018. The second mortgage, including any unpaid interest, is due in February 2020.

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

In November 2012, one of the two holders of the preferred membership interests acquired all of the ownership interests of the other member.  Accordingly, all of the foregoing obligations are now owed to the sole holder of GCE Mexico’s preferred membership interests.

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

Settlement of Liabilities

The Company has settled certain liabilities previously carried on the consolidated balance sheet, which settlements resulted in gains from the extinguishment of liabilities. There was no gain on settlement of liabilities for the six months ended June 30, 2013, but there was a gain of $514,473 for the six months ended June 30, 2012. The gain in 2012 was primarily from the settlement or expiration of historic liabilities primarily incurred by prior management in connection with the discontinued pharmaceutical operations. In addition, the Company wrote off certain liabilities that had been extinguished with the passage of time for collection under applicable statutues of limitation laws.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 - Common Stock

In March 2013, the Company issued 40,000,000 shares, at $.02 per share as partial considertion of the business purchase that included certain assets, patents, and other intellectual property and rights related to the development of Camelina sativa as a biofuels feedstock that it acquired.

Note 8 – Stock Options and Warrants

Stock Options and Compensation-Based Warrants

The Company has an incentive stock option plan wherein 20,000,000 shares of the Company’s common stock are reserved for issuance thereunder.

Additionally, Richard Palmer, the President of the Company has been granted stock options to purchase 12,000,000 shares of the Company’s common stock, subject to the Company’s achievement of certain market capitalization goals.

No income tax benefit has been recognized for share-based compensation arrangements.  The Company has recognized plantation development costs totaling $124,565 related to a liability that was satisfied by the issuance of warrants in 2008.  Otherwise, no share-based compensation cost has been capitalized in theconsolidated balance sheet.

A summary of the status of options and compensation-based warrants at June 30, 2013, and changes during the six months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2012	68,608,483	$0.02	4.3 years	$-

Granted	3,450,000	0.01
Exercised	-	-
Forfeited	(350,000)	0.01
Expired	(2,500,000)	0.04

Outstanding at June 30, 2013	69,208,483	0.01	5.0 years	$87,537

Exercisable at June 30, 2013	42,725,983	$0.03	2.9 years	45,045

At June 30, 2013, options to acquire 80,000 shares of common stock have no stated contractual life. The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.   3,450,000 options were issued in the six-month period ended June 30, 2013 and none in the six-month period ended 2012. The weighted average fair value of stock options issued during the six months ended June 30, 2013 as $0.15.  The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the six months ended June 30, 2013 were risk-free interest rate of 0.77%, volatility of 181%, expected life of 5.0 years, and dividend yield of zero. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a June 30, 2013 closing price of $0.0134 per share.

Share-based compensation from all sources recorded during the six months ended June 30, 2013 and 2012 was $204,557 and $53,850, respectively, and is reported as general and administrative expense in the accompanying

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

condensed consolidated statements of operations.  As of June 30, 2013, there is approximately $15,627 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately .27 years.

Stock Warrants

A summary of the status of the warrants outstanding at June 30, 2013, and changes during the six months then ended is presented in the following table:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual Life	Value

Outstanding at December 31, 2012	24,585,662	$0.01	.75 years	$-

Issued	-	-
Exercised	-	-		$-
Expired	-	-

Outstanding at June 30, 2013	24,585,662	$0.01	.25 years	$314,184

Note 9 - Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the six-month periods ended June 30, 2013 and 2012, Income from Discontinued Operations consists of the foreign currency transaction gains related to current liabilities associated with the discontinued operations that are denominated in Euros.

Note 10 - Acquisition of Camelina Assets and Sustainable Oils

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

The fair value of the consideration transferred to Targeted Growth, Inc. is in the following table:

Investment in Sustainable Oils
Notes Payable to Targeted Growth	$1,300,000
Cash (paid out)	100
Common stock issued	40,000
Additional paid in capital	760,000
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

The amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed are as follows:

Fair Values at
Acquisition
Date
Prepaids and other assets	$260
Inventory	430,141
Intangible Assets	3,887,265
Equipment	190,500
Accounts Payable to UOP	(2,286,727)
Commitment for field testing	(79,000)
Other accounts payable and accrued liabilities	(42,339)
Total net assets of Sustainable Oils	$2,100,100

The value of the acquired identifiable intangible assets of $3,887,265 has been recorded as of the acquisition date of March 13, 2013 pending completion of the valuation process.

The amounts of Sustainable Oils, LLC 's revenue and earnings included in the Company’s consolidated income statement for the six months ended June 30, 2013, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2013 and January 1, 2012, are as follows:

	Revenue	Net Earnings (Losses)
Actual March. 13 2013 - June 30, 2013	$5,776	$(174,489)

2013 Supplemental pro forma from	$154,455	$(975,881)
January 1 - June 30, 2013

2012 Supplemental pro forma from	$3,477,764	$9,179
January 1 - June 30, 2012

The cost incurred related to the acquisition of Sustainable Oils, LLC includes approximately $21,500 in legal and $6,000 in valuation fees.

The foregoing pro forma data is subject to various assumptions and estimates, and is presented for informational purposes only. This pro forma data does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transaction been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.

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

Since 2007, our business focus has been on the commercialization of non-food based oilseed plants and biomass.  We began with the development of farms growing Jatropha curcas (“Jatropha”) - a non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America.  On March 13, 2013, we acquired certain assets, patents, and other intellectual property and rights related to the development of Camelina sativa as a biofuels feedstock, and all of the issued and outstanding limited liability company interests in Sustainable Oils, LLC, a Delaware limited liability company.  As a result of the acquisition of Sustainable Oils, LLC and its operating assets, our biofuels operations have expanded into the development of Camelina sativa (“Camelina”) – an annual plant from the brassica family traditionally grown in northerly regions of the United States, Europe and Asia.  We have focused on these two plants primarily because we feel they are complementary to one another, have the potential to produce oil seed crops economically, they generally require less water and fertilizer than many conventional crops, and can be grown on land that is normally unsuitable for food production or is fallow or idle due to crop rotation.  Both Jatropha and Camelina oil are high-quality plant oils used as direct substitutes for fossil fuels and as feedstock for the production of high quality biofuels and other bio-based products.  Both crops have been tested and proven to be highly desirable feedstocks capable of being converted into ASTM approved fuels. The term “biofuels” refers to a range of biological based fuels including bio-kerosene (a.k.a bio-jet fuel) biodiesel, renewable diesel, green diesel, synthetic diesel and biomass, most of which have environmental benefits that are the major driving force for their adoption. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other green-house gases, which are associated with global climate change.  Both Jatropha and Camelina oil can also be used as a chemical feedstock to replace fossil and non-food based products that use edible oils in their manufacturing or production process.  The residual material derived from the oil extraction process is called press-cake or meal, which in the case of Jatropha is a high-quality biomass that has been proven and tested as a replacement for a number of fossil-based feedstocks, fossil fuels and other high value products such as renewable charcoal, fertilizers, and animal feed. Camelina  meal is high in Omega3 and has already been approved by the FDA as a livestock (animal) feed or enhancement in the United States.

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

The development of agricultural-based energy projects, like plant oil and related biomass, may produce carbon credits through the sequestration (storing) of carbon and the displacement of fossil-based fuels.  Accordingly, in addition to generating revenues from the sale of non-food based plant oils and biomass, we are seeking to certify our farms, where practical to generate and monetize carbon credits.  See, “Business-Carbon Credits,” below.

Organizational History

This company was incorporated under the laws of the State of Utah on November 20, 1991.  On July 19, 2010, we changed the state of our incorporation from Utah to Delaware.  Our principal executive offices are located at 100 W. Broadway, Suite 650, Long Beach, Los Angeles County, California 90802, and our current telephone number at that address is (310) 641-GCEH (4234).  We maintain a website at: www.gceholdings.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.  Our Sustainable Oils subsidiary also maintains a website at www.susoils.com.  Our Internet websites and the information contained therein, or connected thereto, are not and are not intended to be incorporated into the Annual Report on Form 10-K at December 31, 2012 or into this quarterly report on Form 10-Q.

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

Agricultural Producer. All costs incurred including the actual planting of Jatropha are capitalized as plantation development costs, and are included in “Property and Equipment” on the balance sheet. Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with accounting standards for Agricultural Producers and Agricultural Cooperatives. The direct costs associated with each farm and the production of the Jatropha revenue streams have been deferred and accumulated as a noncurrent asset and are included in “Deferred Growing Costs” on the balance sheet. Other general costs without expected future benefits are expensed when incurred.

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations

Revenues. During the three and six months ended June 30, 2013 we recognized revenue of $48,828 and $154,455, respectively, as compared with $55,501 and $675,022 for the same periods in 2012. The revenues that we generated in 2013 and 2012 were derived from Camelina product sales and Jatropha related advisory services we rendered to third parties. Most of our 2012 revenues represented (i)  agricultural subsidies received from Mexican governmental agencies ($465,586) (ii) fees for Jatropha related advisory services we rendered to third parties, and (iii) sales of Jatropha oil and Jatropha seeds and other products (waste wood, Jatropha seed husks, etc.).  Revenues during the six-month period ended June 30, 2013 decreased by $520,567 from the comparable 2012 fiscal period because we only received $50,515 in agricultural subsidies from the Mexican government in the current fiscal period, compared to $465,586 of such subsidies in the same period last year.   Additionally, advisory revenue decreased $105,496 from the same period in 2012.  Revenues received from agricultural subsidies and from the sale of Jatroha products are paid to our GCE Mexico I, LLC subsidiary and are used in its operations.

In the short term, our goal is to increase the amount of advisory and management services that we render to third parties in order to generate revenues to fund our corporate working capital needs, and to generate Camelina-related revenues from the Camelina business that we acquired in March 2013.  Our Camelina operations are expected to generate revenues from the sale of Camelina seeds, the sale of Camelina oil, and the sale of the Camelina biomass for use as feed for livestock.  In the longer term, our goal is to substantially increase the revenues derived from the operations of our Jatropha farms, to rapidly ramp up our Camelina operations by increasing the amount of Camelina acreage under plantation in North America, and to continue to generate fees from advisory services that we render to third parties.  We anticipate that revenues for the remainder of 2013 will increase significantly due to Camelina oil and seed sales we expect to realize from our newly acquired Camelina business and the sale of renewable charcoal from the restart and  scale up of our biomass processing project in Mexico

General and Administrative Expenses. Our general and administrative expenses related to the three and six months ended June 30, 2013 were $681,025 and $1,241,164, respectively, as compared with $624,910 and $1,252,377.  General and administrative expenses principally consist of officer compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).   General and administrative expenses are, however, expected to increase as a result of our acquisition of the Camelina assets/business in March 2013.  In connection with operating the new Camelina operations, we have increased the number of employees on our payroll, and have subleased a facility in Bozeman, Montana.

Plantation (Farm) Operating Costs. For the three and six months ended June 30, 2013 we recorded Plantation Operating Costs from the operations of the farms of $47,677 and $617,833 as compared with $198,460 and $351,244 for the same periods in 2012.   The decrease in the second quarter was mostly related to a work force reduction, no new planting of Jatropha trees in Mexico and the scaling back of a portion of our operations.  However, the first quarter increased as compared to the related period in the prior year.  This increase was mostly related to a one-time charge of $547,000 for severance costs which was also offset by the reduction in farming costs mentioned above.  We anticipate these costs will increase as we scale up our biomass operations in Mexico.

Other Income/Expense.  Interest expense for the three and six months ended June 30, 2013 increased to $241,651 and $458,406 from $215,327 and $408,127  in the same periods in 2012 as a result of the larger mortgages related to the third farm that we acquired in October 2011.

Income (Loss) from Discontinued Operations. No gains/losses from discontinued operations were recognized during the three and six months ended June 30, 2013.  During the three-month period ended June 30, 2012, we recognized a gain from discontinued operations of $340 and for the six-month period ended June 30, 2012, we recognized a loss from discontinued operations of $1,698. The income or loss from discontinued operations principally relates to foreign currency exchange rate gains or losses on liabilities associated with our former bio-pharmaceutical business, which are denominated in euros.

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

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded net losses of $737,879 and $975,881 for the three and six months ended June 30, 2013, respectively, as compared to net losses of $402,883 and $43,919 for the comparable three-and six month periods in 2012.  Our ability to generate net income in the future will depend upon the amount of advisory and management services that we render at the corporate level, the amount of revenues generated from our Jatropha farms in Mexico, and on the amount of revenues we generate from our new Camelina operations.  In addition to incurring farm operating expenses in Mexico for our Jatropha operations, we will continue to accrue interest expense on the mortgages that encumber the Tizimin, Mexico, farms.  Although we anticipate that we will generate new revenues from our Camelina operations and that revenues from our Jatropha farm operations will increase, we are unable to forecast if, or when such revenues will exceed our operating expenses.

Liquidity and Capital Resources

As of June 30, 2013, we had $656,084 in cash or cash equivalents and had a working capital deficit of $4,094,538, as compared with $941,579 in cash and a working capital deficit of $1,581,288 as of December 31, 2012.  However, of the foregoing cash or cash equivalent balances held at June 30, 2013, only $23,944 may be used for our general corporate purposes, with the remaining balance anticipated to be used in the operations of the Tizimin, Mexico farms owned by the GCE Mexico I, LLC joint venture.  As a result, the GCE Mexico I, LLC funds will not be available to us for our corporate working capital or other purposes, and are not available to us to reduce our indebtedness.  In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of assets, the sale of additional securities, additional borrowings, or from an increase in operating revenues. Outstanding indebtedness at June 30, 2013 totaled $20,576,865. The existence of the foregoing working capital deficit and total current and long term liabilities is expected to negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.  We incurred losses from continuing operations of $1,100,417 and $2,341,305 for the three and six months ended June 30, 2013, and have an accumulated deficit applicable to its common shareholders of $27,574,888 at June 30, 2013.  Because of the foregoing factors and our negative cash flow from operations, our auditors have concluded that there is a substantial doubt about our ability to continue as a going concern.

To date, we have funded our corporate overhead and other public company costs and expenses primarily from (i) the sale of debt and equity securities, (ii) monthly payments we receive from our GCE Mexico I, LLC joint venture, and (iii) fees we receive for providing Jatropha related advisory services to third parties. During the period ended June 30, 2013, we received overhead reimbursements of $115,634 from GCE Mexico I, LLC.  We anticipate that our overhead reimbursements for the balance of the current fiscal year will continue at no less than the foregoing rate.  In addition, we anticipate that that we will continue to receive advisory service fees in the near term, although the amount of such fees will depend on our ability to enter into new service agreements.  The amount of cash on hand and the anticipated cash receipts from GCE Mexico and the advisory service clients will not be sufficient to fund our working capital needs in the near term or for the next twelve months.  Furthermore, we do not have sufficient financial resources to fund our business plan (which includes the purchase of additional biofuel farms and other capital outlays). Accordingly, unless we enter into additional advisory service agreements or otherwise receive cash proceeds, we will have to obtain additional funding in the near future from the sale of our securities or the sale of assets held for sale to fund our cash needs.  No assurance can be given that we will be able to raise additional capital or that such additional capital will be on terms favorable to the company and its shareholders.

Our business plan contemplates that we will (i) continue to develop our Jatropha business and operations (including possibly developing and cultivating our third Jatropha farm in Mexico), and (ii) diversify our biofuel energy crop revenues from new revenues generated by our new Camelina operations.

Jatropha Operations.  To date, revenues from our Jatropha farms located in Mexico have not been significant and have not met our expectations for various reasons, including weather conditions and cultivation techniques.  We are currently addressing these issues and we anticipate that revenues from the Jatropha farms we currently own through our GCE Mexico I, LLC joint venture in Mexico will increase in 2013 and become significant thereafter.  The operational expenses of the Jatropha farms in Mexico are substantial and exceed the amount of revenues that the farms are expected to generate from operations this year.  Our Partner in GCE Mexico has approved the 2013 operating budget and has committed to funding the cash requirements for the 2013 operating expenses of GCE Mexico.  Based on these assurances, we anticipate that we will have sufficient funds to operate our Mexico farms in 2013.  No assurance can, however, be given that the costs of operating the Mexico farms will not exceed our budget or that our GCE Mexico investor will, in fact, fund the budgeted amounts.

Even if operations of the three Jatropha farms owned through GCE Mexico improve this year as expected and, therefore, generate significant revenues, we do not project that any cash distributions will be made to Global Clean Energy Holdings, Inc. for several years.  Under our agreements with our GCE Mexico investors, all net cash generated from the Jatropha operations that are conducted through GCE Mexico must first be used to fund the operations of those farms, and any excess must thereafter be used to repay the capital contributed by our joint venture investors (plus their preferred return).  The total amount of capital and the preferred return that must be paid to our joint venture investors before funds are distributed to us currently is in excess of $27,054,640 as of June 30, 2013.  As a result, the improving operations of the Mexico farms will not produce short-term cash or improve our liquidity, nor will the improving operations of the Mexico farms generate funds that we can use for our business plan, for working capital purposes, or for the acquisition of additional Jatropha or other biofuel feedstock farms.  Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional Jatropha farms for our own account.  Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures.

Camelina Operations.  In March 2013, we acquired the business and assets of Sustainable Oils, LLC, a company that has been engaged in developing Camelina products since 2007.  Sustainable Oils has generated over $20 million in revenues during the past three years, but has incurred a loss of approximately $5.8 million during that time.  The new Camelina operations will require a significant amount of additional cash to scale up its operations and to reach profitable operations.  Our goal is to operate the Camelina business that we acquired through a subsidiary, and to capitalize that subsidiary with the Sustainable Oils intellectual properties and operating assets that we recently purchased.  Furthermore, our goal is to fund the operations and expansion of the Camelina operations with new debt or equity that we intend to raise specifically for the Camelina subsidiary.  While we have been in discussions with a number of sources for the additional funding, we have not entered into any binding arrangements for the desired amount of new funding.  No assurance can be given that we will obtain the additional capital necessary to operate and grow our new Camelina operations.  In the event that we do not obtain the necessary amount of financing to properly operate and scale up our new Camelina operations, those operations are expected to continue to operate at a loss.  Without the additional funding, we may have to re-evaluate our planned Camelina operations.

As partial consideration for the Camelina assets that we purchased in March 2013, we issued a $1,300,000 promissory note.  The promissory note bears simple interest at the rate of ten percent (10.0%) per annum, and is payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after a Qualified (equity) Funding; or (b) September 13, 2014.  The term “Qualified Funding” means all equity funding in excess of the $800,000, in the aggregate, received by us for our Camelina business.  Our obligations under the promissory note are secured by a first priority lien on certain tangible assets included in the purchase of the Camelina assets.  The promissory note is a full recourse obligation. If the holder of the promissory note has to pursue the collection of amounts due under the promissory note, the holder may not seize or take any action to collect any amounts due and owing against any of the Company’s assets (including its cash) related to a line of business other than the business of developing intellectual property and managing farming activities for the development of Camelina sativa used for biofuels feedstock.

Other Potential Sources of Liquidity.  We currently own all of the outstanding capital stock of Technology Alternatives Limited, a company formed under the laws of Belize (“TAL”).  We recently sold the 400-acre farm which was owned by TAL in Belize, Central America. The Belize farm was inactive, and we sold the land for $790,000 Belize Dollars (US$395,000) and paid off the outstanding four promissory notes in the aggregate amount of $387,443 Belize Dollars (US $195,747), which promissory notes were secured by a mortgage on the 400-acre farm.  We had been carrying the Belizean farm as an investment property for more than a year.   The proceeds of the sale are being used for our working capital purposes.

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

We presently do not have any available credit, bank financing or other external sources of liquidity. In the absence of additional outside funding (including proceeds from the sale of our securities, or entering into other joint venture relationships), we do not have the ability to expand our business or acquire additional Jatropha or other biofuel feedstock farms. If we issue additional equity or debt securities to fund our future capital needs, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Should we not be able to increase the amount of revenues we receive from our advisory services and/or raise additional debt or equity funding, we will have to materially scale back our current and proposed operations or take other actions to preserve our on-going operations.

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

The Company’s Agricultural Assets Are Concentrated and the Effects of Adverse Weather Conditions Can Be Magnified. The Company’s agricultural operations are concentrated in the center of the Yucatan peninsula, near Tizimin, Mexico. All of these areas are subject to occasional periods of drought, excess rain, short term flooding, and possible hurricanes. Jatropha trees require water in different quantities at different times during the growth cycle. Accordingly, too little water over an extended period can adversely impact production. While the Company attempts to mitigate controllable weather risks through water management and variety selection, its ability to do so is limited. The Company’s operations in Mexico are also subject to the risk of hurricanes. Hurricanes have the potential to destroy crops and impact Jatropha production through the loss of fruit and destruction of trees either as a result of high winds or through the spread of windblown disease. Because our agricultural properties are located in relative close proximity to each other, the impact of adverse weather conditions may be magnified in the Company’s results of operations.

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

Dated:  August 5, 2013                                                                                            GLOBAL CLEAN ENERGY HOLDINGS, INC.

       By: /s/ RICHARD PALMER
       Chief Executive Officer and Acting Chief Financial Officer