Form 10-Q
period 2013-09-30
Global Clean Energy Holdings, Inc.
filed 2013-11-07
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 4, 2013, the issuer had 339,187,545 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I
ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$240,551	$941,579
Accounts receivable	11,670	2,100
Inventory	34,423	1,564
Other current assets	173,965	298,586
Total Current Assets	460,609	1,243,829

PROPERTY AND EQUIPMENT, NET	15,410,631	14,559,002

INVESTMENT HELD FOR SALE	-	288,536

DEFERRED GROWING COST	3,340,869	3,378,990

INTANGIBLE ASSETS, NET	3,762,939	-

OTHER NONCURRENT ASSETS	8,796	11,372

TOTAL ASSETS	$22,983,845	$19,481,729

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,667,930	$1,135,594
Accrued payroll and payroll taxes	1,241,697	1,018,894
Capital lease liability - current portion	4,345	42,829
Notes payable - current portion	75,000	60,800
Convertible notes payable	567,000	567,000
Total Current Liabilities	5,555,972	2,825,117

LONG-TERM LIABILITIES
Accrued interest payable	2,821,346	2,121,787
Accrued return on noncontrolling interest	6,810,029	4,963,582
Notes payable - long term portion	1,301,000	40,200
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	16,042,564	12,235,758

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
339,187,545 and 293,683,502 issued and outstanding	339,187	293,683
Additional paid-in capital	25,520,248	24,588,022
Accumulated deficit	(28,239,263)	(26,599,007)
Accumulated other comprehensive loss	(134,804)	(56,121)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(2,514,620)	(1,773,410)
Noncontrolling interests	3,899,929	6,194,264
Total equity	1,385,309	4,420,854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,983,845	$19,481,729

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$59,903	$78,644	$163,843	$288,080
Subsidy Income	0	39,431	50,515	505,017
Total Revenue	59,903	118,075	214,358	793,097

Operating Expenses
General and administrative	442,781	418,663	1,683,944	1,671,040
Write down of impaired long lived assets	-	526,953	306,542	526,953
Plantation operating costs	97,853	182,322	715,686	533,566

Total Operating Expenses	540,634	1,127,938	2,706,172	2,731,559

Loss from Operations	(480,731)	(1,009,863)	(2,491,813)	(1,938,462)

Other Income (Expenses)
Other income	57	25	80	82
Interest expense	(225,163)	(224,288)	(683,569)	(632,415)
Gain on settlement of liabilities	-	80,817	24,966	595,290
Loss on sale of investment held for sale	-	-	(178,896)	-
Foreign currency transaction gain (loss)	508	84	508	(960)

Net Other Income (Expenses)	(224,598)	(143,362)	(836,911)	(38,003)

Loss from Continuing Operations	(705,329)	(1,153,225)	(3,328,724)	(1,976,465)

Gain from Discontinued Operations	-	1,698	-	-

Net Loss	(705,329)	(1,151,527)	(3,328,724)	(1,976,465)

Less Net Loss Attributable to the Noncontrolling Interest	(323,044)	(979,876)	(1,688,468)	(1,760,896)

Net Loss Attributable to Global Clean Energy Holdings, Inc.	$(382,285)	$(171,651)	$(1,640,256)	$(215,569)

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Loss from Continuing Operations	$(382,285)	$(173,349)	$(1,640,256)	$(215,569)
Income from Discontinued Operations	-	1,698	-	-
Net Loss	$(382,285)	$(171,651)	$(1,640,256)	$(215,569)

Basic Loss per Common Share:
Loss from Continuing Operations	$(0.0011)	$(0.0006)	$(0.0053)	$(0.0007)
Loss from Discontinued Operations	-	-	-	-
Net Loss per Common Share	$(0.0011)	$(0.0006)	$(0.0053)	$(0.0007)

Basic Weighted-Average Common Shares Outstanding	339,187,545	293,683,502	307,187,545	290,694,577

Diluted Income (Loss) per Common Share:
Income (Loss) from Continuing Operations	$(0.0011)	$(0.0006)	$(0.0053)	$(0.0007)
Loss from Discontinued Operations	-	-	-	-
Net Income (Loss) per Common Share	$(0.0011)	$(0.0006)	$(0.0053)	$(0.0007)

Diluted Weighted-Average Common Shares Outstanding	339,187,545	293,304,571	307,187,545	290,694,577

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Loss	$(705,836)	$(1,151,527)	$(3,328,724)	$(1,976,465)

Other comprehensive income (loss)- foreign currency
translation adjustment	(410,235)	990,579	(148,135)	1,064,067

Comprehensive Loss	(1,116,071)	(160,948)	(3,476,859)	(912,398)

Add net loss attributable to the noncontrolling interest	323,044	979,876	1,688,468	1,760,896

Add other comprehensive loss (income) attributable to noncontrolling interest	290,193	(1,017,240)	69,452	(1,086,090)

Comprehensive Loss Attributable to
Global Clean Energy Holdings, Inc.	$(502,835)	$(198,312)	$(1,718,939)	$(237,592)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
For the Nine Months Ended September 30, 2012 and 2013

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2011	13,000	$13	285,062,812	$285,062	$24,260,628	$(26,662,294)	$(21,996)	$5,099,547	$2,960,960

Contributions from noncontrolling interests	-	-	-	-	-	-	-	4,420,360	4,420,360
Issuance of common stock for cash	-	-	8,620,690	8,621	241,379	-	-	-	250,000
Exercise of warrants	-	-			-	-	-	-	-
Exercise of options
Issuance of common stock for services	-	-	-	-	-	-	-	-	-
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	39,204	-	-	-	39,204
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(1,487,084)	(1,487,084)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(22,023)	1,086,090	1,064,067
Net loss for the nine months ended September 30, 2012	-	-	-	-	-	(215,569)	-	(1,760,896)	(1,976,465)

Balance for the nine months ended September 30, 2012	13,000	$13	$293,683,502	$293,683	$24,541,211	$(26,877,863)	$(44,019)	$7,358,017	$5,271,042

Balance at December 31, 2012	13,000	$13	293,683,502	$293,683	$24,588,022	$(26,599,007)	$(56,121)	$6,194,264	$4,420,854
Contributions from noncontrolling interests	-	-	-	-	-	-	-	1,310,030	1,310,030
Issuance of common stock	-	-	40,000,000	40,000	760,000	-	-	-	800,000
Exercise of options			1,477,089	1,477	13,294				14,771
Exercise of warrants	-	-	4,026,954	4,027	36,243	-	-	-	40,270
Issuance of common stock for services	-	-			-	-	-	-	-
Share-based compensation from									-
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	122,689	-	-	-	122,689
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(1,846,446)	(1,846,446)
Dissolution of TAL									-
Foreign currency translation loss	-	-	-	-	-	-	(78,683)	(69,452)	(148,135)
Net loss for the nine months ended September 30, 2013	-	-	-	-	-	(1,640,256)	-	(1,688,468)	(3,328,724)

Balance for the nine months ended September 30, 2013	13,000	$13	339,187,545	$339,187	$25,520,248	$(28,239,263)	$(134,804)	$3,899,929	$1,385,309

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended
	September 30,
	2013	2012
Operating Activities
Net loss	$(3,328,724)	$(1,976,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	-	960
Gain on settlement of liabilities	-	(595,290)
Share-based compensation	122,689	39,204
Write down of long lived assets	15,000	526,953
Write down of inventory	306,542	-
Loss on sale of investment held for sale	179,406	-
Depreciation and amortization	350,956	211,915
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	(2,925)
Inventory	90,721	109,808
Other current assets	119,222	(52,942)
Deferred growing costs	-	(1,257,539)
Accounts payable and accrued expenses	985,846	795,655
Deferred revenue	-	(89,197)
Other noncurrent assets	11,217	(11,849)
Net Cash Used in Operating Activities	(1,157,125)	(2,301,712)
Investing Activities
Plantation development costs	(944,670)	(1,902,838)
Purchase of property and equipment	(3,106)	(256,455)
Disposal of property and equipment	-	(1,637)
Proceeds from sale of property and equipment	186,737	-
Net Cash Used in Investing Activities	(761,039)	(2,160,930)
Financing Activities
Proceeds from issuance of common stock	-	250,000
Proceeds from exercise of warrants	55,041	-
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	1,310,030	4,420,360
Payments on capital leases and notes payable	(43,698)	(36,723)
Net Cash Provided by Financing Activities	1,321,373	4,633,637
Effect of exchange rate changes on cash	(104,237)	21,645
Net change in Cash and Cash Equivalents	(701,028)	192,640
Cash and Cash Equivalents at Beginning of Period	941,579	676,780
Cash and Cash Equivalents at End of Period	$240,551	$869,420

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,513	$30,764
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$1,846,446	$1,487,084
Acquisitions:
Intangible assets and equipment acquired	$4,077,765	-
Inventory acquired	430,141	-
Other current assets assumed	260	-
Other current liabilities assumed	(2,408,066)	-
Net assets acquired	$2,100,100	$-
Notes payable issued	$(1,300,000)	-
Common stock issued	$(800,000)	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – History and Basis of Presentation

History

Global Clean Energy Holdings, Inc.(the “Company”) is a U.S.-based, multi-national, energy agri-business focused on the development of non-food based bio-feedstocks.

The Company was originally incorporated under the laws of the State of Utah on November 20, 1991. On July 19, 2010, the reincorporation of the company from a Utah corporation to a Delaware corporation was completed, as approved by shareholders.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., its subsidiaries, and the variable interest entities of GCE Mexico, and its Mexican subsidiaries (Asideros, Asideros 2 and Asideros 3). All significant intercompany transactions have been eliminated in consolidation.

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

In March 2013, the Company acquired 100% of all of the outstanding membership interests of Sustainable Oils, LLC, a Delaware limited liability company.  Accordingly, the consolidated financial statements for periods after that acquistion include the assets, liabilities and results of operations of that entity.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.  The consolidated results of operations for the nine months ended September 30, 2013, may not be indicative of the results that may be expected for the year ending December 31, 2013.

Accounting for Agricultural Operations

All costs incurred until the actual planting of the Jatropha Curcas plant are capitalized as plantation development costs, and are included in “Property and Equipment” on the balance sheet. Plantation development costs are being accumulated in the balance sheet during the development period and are accounted for in accordance with accounting standards for Agricultural Producers and Agricultural Cooperatives. The direct costs associated with each farm and the production of the Jatropha revenue streams have been deferred and accumulated as a noncurrent asset, “Deferred Growing Costs”, on the balance sheet. These costs will be recognized as a Cost of Good Sold in the period the revenue is recognized.  Other general costs without expected future benefits are expensed when incurred.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Income/Loss per Common Share

Income/Loss per share amounts are computed by dividing income or loss applicable to the common shareholders of the Company by the weighted-average number of common shares outstanding during each period. Diluted income or loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents.  The number of dilutive warrants and options is computed using the treasury stock method, whereby the dilutive effect is reduced by the number of treasury shares the Company could purchase with the proceeds from exercises of warrants and options.  As of September 30, 2013 and 2012, all convertible instruments were anti-dilutive.

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share at September 30, 2013 and 2012, as follows:

	September 30,
	2013	2012

Convertible notes	18,900,000	18,900,000
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	1,708,184	24,585,662
Compensation-based stock options and warrants	63,425,311	57,981,483
	95,851,676	113,285,326

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

Jatropha oil revenue - The Company’s primary source of revenue will be crude Jatropha oil.  Revenue will be recognized net of sales or value added taxes and upon transfer of significant risks and rewards of ownership to the buyer. Revenue is not recognized when there are significant uncertainties regarding recovery of the consideration due, associated costs or the possible return of goods.  For the three quarters ended September 30, 2013, the company had no significant Jatropha Oil Revenue.

Advisory services revenue -  The Company provides development and management services to other companies regarding their bio-fuels and/or feedstock-Jatropha development operations, on a fee for services basis.  The advisory services revenue is recognized upon completion of the work in accordance with the separate contract.

Agricultural subsidies income - the Company receives agricultural subsidies from the Mexican government.  Due to the uncertainty of these payments, the income is recognized when the payments are received.

Comprehensive Loss

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220, Comprehensive income (loss) requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years presented, the Company’s comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive loss.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On January 1, 2012, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-05, an amendment to Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU 2011-05 introduces a new statement, the Consolidated Statement of Comprehensive Income, which begins with net loss and adds or deducts other recognized changes in assets and liabilities that are not included in net earnings, but are reported directly to equity, under U.S. GAAP. For example, unrealized changes in currency translation adjustments are included in the measure of comprehensive loss but are excluded from net loss. The amendments became effective since the first quarter 2012 financial statements. The amendments affect only the display of those components of equity categorized as other comprehensive loss and do not change existing recognition and measurement requirements that determine net loss.

Foreign Currency Translation

In April 2008, the Company entered into a joint venture establishing a company in Mexico.  The functional currency is the Mexican Peso.  All transactions are translated into U.S. dollars for financial reporting purposes.  Balance Sheet accounts are translated at the end-of-period rates while income and expenses are translated at the average of the beginning and end of period rates.  The Mexico Peso Balance Sheet foreign currency exchange rate at September 30, 2013 was 13.14% and the income statement average beginning and ending rate was 12.90%. For the nine month period of September 30, 2013 and 2012, translation losses amounted to $148,135 and $1,064,067, respectively and are shown as a separate component of comprehensive income and stockholders’ equity as accumulated other comprehensive income and noncontrolling interest.

Note 2 – Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred losses from continuing operations applicable to its common shareholders of $3,328,724 and $1,976,465 for the nine-months ended September 30, 2013, and September 30, 2012, respectively, has an accumulated deficit applicable to its common shareholders of $28,239,264 at September 30, 2013.  The Company also used cash in operating activities of $1,157,125 and $2,301,712 during the nine-month period ended September 30, 2013 and September 30, 2012, respectively.  At September 30, 2013, the Company has negative working capital of $5,095,365 and a stockholders’ deficit attributable to its stockholders of $2,514,620.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Jatropha Business Venture

The Company entered into the bio-fuels business in 2007 by acquiring certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel, and by entering into certain employment agreements and property management agreements.  Subsequent to entering into these transactions, the Company identified certain real property in Mexico it believed to be suitable for cultivating the Jatropha plant.  During 2008, GCE Mexico’s subsidiary acquired the land in Mexico for the cultivation of the Jatropha plant.  In July 2009, the Company acquired Technology Alternatives, Limited (“TAL”), a company formed under the laws of Belize that had developed a farm in Belize for cultivation of the Jatropha plant and provided technical advisory services for the propagation of the Jatropha plant.  In March 2010, the Company formed Asideros 2, a Mexican corporation, which has acquired additional land in Mexico adjacent to the land acquired by Asideros 1. All of these transactions are described in further detail in the remainder of the notes.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

LODEMO Agreement

On October 15, 2007, the Company entered into a service agreement with Corporativo LODEMO S.A DE CV, a Mexican corporation (the LODEMO Group), to provide services related to the establishment, development, and day-to-day operations of the Company’s Jatropha Business in Mexico.  The Agreement had a 20-year term but could  be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of work previously performed by LODEMO was reduced and modified based upon certain labor functions being provided internally by the Company and by Asideros, the Company’s Mexican subsidiary, on a go-forward basis.  This agreement was cancelled in 2009.  As of September 30, 2013 and as of December 31, 2012, the Company’s financial statements reflect that it owes the LODEMO Group $251,500 for accrued, but unpaid, compensation and cost.  The Company disputes the total of these charges and has been in discussions with LODEMO to resolve this liability.

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

In addition, two investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two investors who each agreed to make capital contributions to GCE Mexico in installments and as required, fund the development and operations of the Jatropha Farm.  In November 2012, one of the two investors transferred 100% of the interest to the other investor.  The preferred members have made capital contributions of $1,310,030 and $4,420,360 during the nine months ended September 30, 2013 and September 30, 2012, respectively, and total contributions of $20,870,733 have been received by GCE Mexico from these investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the investors, as requested by management and as required by the operation in 2013 and the following years.  The holder of the preferred membership interest is entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of the preferred membership interest.  The preferential return increased by $1,846,446, and $1,487,084 during the nine months ended September 30, 2013 and September 30, 2012, respectively, and totals $6,810,029 since the execution of the LLC Agreement.

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

Technology Alternatives, Limited

On  July 9, 2009, the Company purchased 100% of the stock of Technology Alternatives, Limited (“TAL”), a company formed under the laws of Belize in Central America.  TAL owned approximately 400 acres of land that was used as a Jatropha farm.  The land was sold in May 2013.

The Company owed the former shareholders of TAL  $526,462 Belize dollars, including capitalized interest of $10,322 Belize Dollars (US $280,170 based on exchange rates in effect on the funding date of May 17, 2013). The holders agreed to accept $195,747 USD as payment in full for the promissory notes when the land was sold on May 17, 2013 at a discounted sales price of $395,000 USD.  The unpaid principal balance of $84,422 of the notes, plus accrued interest of $28,078, was forgiven by the shareholders and written off by the Company.  The related gain on forgiveness is included in Loss on Sale of Investment Held for Sale on the statement of operations.

Note 4 – Property and Equipment

Property and equipment are as follows:

	September 30,	December 31,
	2013	2012

Land	$4,488,103	$4,539,314
Plantation development costs	10,202,721	9,229,638
Plantation equipment	1,694,564	1,546,971
Office equipment	109,005	108,598

Total cost	16,494,393	15,424,521
Less accumulated depreciation	(1,083,762)	(865,518)

Property and equipment, net	$15,410,631	$14,559,002

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

Note 6 – Debt

Notes Payable to Shareholders

Included in notes payable on the accompanying consolidated balance sheet, the Company has notes payable to certain shareholders in the aggregate amount of $26,000 at September 30, 2013 and December 31, 2012.  The notes originated in 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $51,858 at September 30, 2013 and December 31, 2012, respectively.

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

Convertible Notes Payable

In March 2010, the Company entered into a securities purchase agreement with the preferred members of GCE Mexico pursuant to which the Company issued senior unsecured convertible promissory notes in the original aggregate principal amount of $567,000 and warrants to acquire an aggregate of 1,890,000 shares of the Company’s common stock.  The Convertible Notes mature on the earlier of (i) March 16, 2012, or (ii) upon written demand of payment by the note holders following the Company’s default thereunder. The maturity date of the Convertible Notes may be extended by written notice made by the note holders at any time prior to March 16, 2012.  The notes, plus any related accrued interest, were due on September 30, 2013. The holders of these notes have not yet declared a formal default and have not taken any action to foreclose. The holders of the loans have previously voluntarily agreed to extend the maturity date of these loans.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each nine-month anniversary of the issuance of the convertible notes.  The Company may at its option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of its common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price for each of the five consecutive trading days immediately preceding the interest payment date.  At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Company’s common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.  The convertible notes rank senior to all other indebtedness of the Company, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by the Company in the ordinary course of business. The Company may not prepay the convertible notes without the prior consent of the Investors.

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

Settlement of Liabilities

The Company has settled certain liabilities previously carried on the consolidated balance sheet, which settlements resulted in gains from the extinguishment of liabilities. There was a$24,966 gain on settlement of liabilities for the nine months ended September 30, 2013, and a gain of $595,290 for the nine months ended September 30, 2012. The gain in 2012 was primarily from the settlement or expiration of historic liabilities primarily incurred by prior management in connection with the discontinued pharmaceutical operations. In addition, the Company wrote off certain liabilities that had been extinguished with the passage of time for collection under applicable statutues of limitation laws.

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

A summary of the status of options and compensation-based warrants at September 30, 2013, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2012	68,608,483	$0.02	4.3 years	$-

Granted	6,850,000	0.01
Exercised	(1,477,089)	0.01
Forfeited	(5,630,000)	0.01
Expired	(4,926,083)	0.03

Outstanding at September 30, 2013	63,425,311	0.02	5.4 years	$246,724

Exercisable at September 30, 2013	41,814,900	$0.03	3.0 years	116,224

The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  Options to purchase 6,850,000 shares of common stock were issued in the nine-month period ended September 30, 2013 and none in the nine-month period ended 2012. The weighted average fair value of stock options issued during the nine months ended September 30, 2013 as $0.15.  The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the nine months ended September 30, 2013 were risk-free interest rate of 1.13%, volatility of 181%, expected life of 5.0 years, and dividend yield of zero. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a September 30, 2013 closing price of $0.02 per share.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Share-based compensation from all sources recorded during the nine months ended September 30, 2013 and 2012 was $122,689 and $39,204, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of September 30, 2013, there is approximately $55,765 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately .34 years.

Stock Warrants

A summary of the status of the warrants outstanding at September 30, 2013, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual life	Value

Outstanding at December 31, 2012	24,585,662	0.01	.75 years	$-

Issued	-	-
Exercised	(4,026,954)	0.01		$(40,270)
Expired	(18,850,524)	0.01		$(188,505)

Outstanding at September 30, 2013	1,708,184	0.01	.25 years	$85,409

Note 9 - Discontinued Operations

Pursuant to accounting rules for discontinued operations, the Company has classified all gain, revenue and expense related to the operations, assets, and liabilities of its bio-pharmaceutical business as discontinued operations.  For the nine-month periods ended September 30, 2013 and 2012, Income from Discontinued Operations consists of the foreign currency transaction gains related to current liabilities associated with the discontinued operations that are denominated in Euros.

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

The value of the acquired identifiable intangible assets of $3,887,265 has been recorded as of the acquisition date of March 13, 2013.

The amounts of Sustainable Oils, LLC 's revenue and earnings included in the Company’s consolidated income statement for the nine months ended September 30, 2013, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2013 and January 1, 2012, are as follows:

	Revenue	Net Losses
Actual March 13, 2013 - September 30, 2013	$31,065	$(626,437)

2013 Supplemental pro forma from	$214,358	$(1,640,256)
January 1 - September 30, 2013

2012 Supplemental pro forma from	3,639,019	$(68,700)
January 1 - September 30, 2012

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

Note 11 – Subsequent Event

On November 4, 2013, the Company entered into a Technical Services agreement in which the company will perform a financial analysis on the economic viability of an expanded Dominican Republic Energy farm.  The contracted price for the analysis is $104,600, including estimated expenses.

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

Since 2007, our business focus has been on the commercialization of non-food based oilseed plants and biomass.  We began with the development of farms growing Jatropha curcas (“Jatropha”) - a non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America.  On March 13, 2013, we acquired Sustainable Oils, LLC, a Delaware limited liability company that has extensive experience in the development and farming of Camelina as an energy crop.  In that acquisition, we also acquired certain intellectual property, including issued patents, related to Camelina production.  As a result of the acquisition,  our biofuels operations have expanded into the development of Camelina sativa (“Camelina”) – an annual plant from the brassica family traditionally grown in northerly regions of the United States, Europe and Asia.  We have focused on these two plants primarily because we feel they are complementary to one another, have the potential to produce oil seed crops economically, they generally require less water and fertilizer than many conventional crops, and can be grown on land that is normally unsuitable for food production or is fallow or idle due to crop rotation.  Both Jatropha and Camelina oil are high-quality plant oils used as direct substitutes for fossil fuels and as feedstock for the production of high quality biofuels and other bio-based products.  Both crops have been tested and proven to be highly desirable feedstocks capable of being converted into ASTM approved fuels. The term “biofuels” refers to a range of biological based fuels including bio-kerosene (a.k.a bio-jet fuel) biodiesel, renewable diesel, green diesel, synthetic diesel and biomass, all of which have environmental benefits that are the major driving force for their adoption. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other green-house gases, which are associated with global climate change.  Both Jatropha and Camelina oil can also be used as a chemical feedstock to replace fossil and non-food based products that use edible oils in their manufacturing or production process.  The residual material derived from the oil extraction process is called press-cake or meal, which in the case of Jatropha is a high-quality biomass that has been proven and tested as a replacement for a number of fossil-based feedstocks, fossil fuels and other high value products such as renewable charcoal, fertilizers, and animal feed. Camelina  meal is high in Omega3 and has already been approved by the FDA as a livestock (animal) feed or enhancement in the United States.

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

•	Produce and sell certified Camelina seed (which seed is based upon our patented, high-yielding elite varieties) to farmers in the United States and internationally.

•
Provide energy farm development and management services to third party owners of biofuel energy farms and to non-energy farmers looking to utilize energy crops in rotation or inter-cropped with their existing crops.  Provide advisory services to farmers wishing to certify their farms under international sustainability or carbon certification standards, specifically the Roundtable on Sustainable Biomaterials (RSB) and Gold Standard Verified Emission Reductions (GS-VERs).  We are currently managing a Jatropha farm in the Caribbean under a contract with a third party who wishes to significantly expand to provide large volumes of plant based oil and biomass to fuel their industrial process.

•	Provide turnkey franchise operations for individuals and/or companies that wish to establish purpose specific energy farms in suitable geographical areas.

The development of agricultural-based energy projects, like plant oil and related biomass, may produce carbon credits through the sequestration (storing) of carbon and the displacement of fossil-based fuels.  Accordingly, in addition to generating revenues from the sale of non-food based plant oils and biomass, we are seeking to certify our farms, where practical, to generate and monetize carbon credits.  See, “Business-Carbon Credits,” below.

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

Results of Operations

Revenues. During the three and nine months ended September 30, 2013 we recognized revenue of $59,903 and $214,358, respectively, as compared with $118,075 and $793,097 for the same periods in 2012. The revenues that we generated in 2013 and 2012 were derived from Camelina product sales and Jatropha related advisory services we rendered to third parties. Most of our 2012 revenues represented (i)  agricultural subsidies received from Mexican governmental agencies  (ii) fees for Jatropha related advisory services we rendered to third parties, and (iii) sales of Jatropha oil and Jatropha seeds and other products (waste wood, Jatropha seed husks, etc.).  Revenues during the nine-month period ended September 30, 2013 decreased by $578,739 from the comparable 2012 fiscal period because we only received $50,515 in agricultural subsidies from the Mexican government in the current fiscal period, compared to $505,017 of such subsidies in the same period last year.  Additionally, advisory revenue decreased by $149,167 from the same period in 2012.  Revenues received from agricultural subsidies and from the sale of Jatropha products are paid to our GCE Mexico I, LLC subsidiary and are used in its operations in Mexico.  Revenues we generate from Jatropha advisory services and from Camelina operations are used for this company’s operations.

In the short term, our goal is to increase the amount of advisory and management services that we render to third parties in order to generate revenues to fund our corporate working capital needs, and to generate Camelina-related revenues from the Camelina business that we acquired in March 2013.  Our Camelina operations are expected to generate revenues from the sale of Camelina seeds, the sale of Camelina oil, and the sale of the Camelina biomass for use as feed for livestock.  In the longer term, our goal is to substantially increase the revenues derived from the operations of our Jatropha farms, to rapidly ramp up our Camelina operations by increasing the amount of Camelina acreage under plantation in North America, and to continue to generate fees from advisory services that we render to third parties.  We anticipate that revenues for the remainder of 2013 will increase due to Camelina oil and seed sales we expect to realize from our newly acquired Camelina business and the sale of renewable charcoal from the restart and scale-up of our biomass processing project in Mexico.

General and Administrative Expenses. Our general and administrative expenses related to the three and nine months ended September 30, 2013 were substantially unchanged from last year’s periods  ($442,781 and $1,683,944, respectively, compared  to $418,663 and $1,671,040 in 2012).  General and administrative expenses principally consist of officer compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).   General and administrative expenses are, however, expected to increase as a result of our acquisition of the Camelina assets/business in March 2013.  In connection with operating the new Camelina operations, we have increased the number of employees on our payroll, and have committed to sublease a facility in Bozeman, Montana.

Write Down of Impaired Long Term Assets.  During the three and nine-month periods ended September 30, 2012 we wrote down our long term assets by $526,953.  Inventory was also written down earlier this year in the amount of $306,542, although no write down was incurred in the three-month period ending September 30, 2013.

Plantation (Farm) Operating Costs. For the three and nine months ended September 30, 2013 we recorded Plantation Operating Costs from the operations of the farms of $97,853 and $715,686 as compared with $182,322 and $533,566 for the same periods in 2012.  The decrease in the third quarter of 2013 was mostly due to a work force reduction at our Mexico farms as we scaled back planting of new Jatropha trees at those Mexico farms.  However, Plantation Operating Costs for the nine-month period of 2013 increased as compared to the related period in the prior year because of a one-time charge of $547,000 for employee severance costs.  This one-time severance cost was partially offset by the reduction in overall farming costs mentioned above.  We anticipate these costs will increase as we scale up our biomass operations in Mexico.

Other Income/Expense.  Interest expense for the three and nine months ended September 30, 2013 increased slightly from  the same periods in 2012 due to larger outstanding principal balances.

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

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded net losses of $382,285 and $1,640,256 for the three and nine months ended September 30, 2013, respectively, as compared to net losses of $171,651 and $215,569 for the comparable three-and nine month periods in 2012.  Our ability to generate net income in the future will depend upon the amount of advisory and management services that we render at the corporate level, the amount of revenues generated from our Jatropha farms in Mexico, and on the amount of revenues we generate from our new Camelina operations.  In addition to incurring farm operating expenses in Mexico for our Jatropha operations, we will continue to accrue interest expense on the mortgages that encumber the Tizimin, Mexico, farms.  Although we anticipate that we will generate new revenues from our Camelina operations and that revenues from our Jatropha farm operations will increase, we are unable to forecast if, or when such revenues will exceed our operating expenses.

Liquidity and Capital Resources

As of September 30, 2013, we had $240,551 in cash or cash equivalents and had a working capital deficit of $5,095,365, as compared with $941,579 in cash and a working capital deficit of $1,581,288 as of December 31, 2012.  The increase in the working capital deficit is significantly due to a $2,532,338 increases in our accounts payable and accrued expenses due to the liabilities assumed when we acquired the business and assets of Sustainable Oils, LLC and a material reduction in cash and cash equivalents of $701,028 as cash held in the joint venture on December 31, 2012 was used in the Mexico operations mostly during the first quarter of 2013.

The amount of cash or cash equivalent balances held at September 30, 2013 represents cash held in our corporate accounts and our joint venture accounts. Of these amounts, only $10,983 may be used for our general corporate purposes, with the remaining balance anticipated to be used in the operations of the Tizimin, Mexico farms owned by the GCE Mexico I, LLC joint venture.  As a result, the GCE Mexico I, LLC funds will not be available to us for our corporate working capital or other purposes, and are not available to us to reduce our indebtedness.  In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of assets, the sale of additional securities, additional borrowings, or from an increase in operating revenues. Outstanding indebtedness at September 30, 2013 totaled $21,598,538. The existence of the foregoing working capital deficit and total current and long term liabilities may negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.  We incurred losses from continuing operations of $705,329 and $3,328,724 for the three and nine months ended September 30, 2013, and have an accumulated deficit applicable to its common shareholders of $28,239,264 at September 30, 2013.  .

To date, we have funded our corporate overhead and other public company costs and expenses primarily from (i) the sale of debt and equity securities, (ii) monthly payments we receive from our GCE Mexico I, LLC joint venture, and (iii) fees we receive for providing Jatropha related advisory services to third parties.  During the period ended September 30, 2013, we received overhead reimbursements of $174,914 from GCE Mexico I, LLC.  We anticipate that our overhead reimbursements for the balance of the current fiscal year will continue at no less than the foregoing rate.  In November, we signed a contract for new advisory services totaling $104,600 which will assist in the funding of our working capital in the near term.  We anticipate that that we will continue to receive advisory service fees in the near term, although the amount of such fees will depend on our ability to enter into new service agreements.  The amount of cash on hand and the anticipated cash receipts from GCE Mexico and the advisory service clients will not be sufficient to fund our working capital needs for the next twelve months.  Furthermore, we do not have sufficient financial resources to fund our business plan (which includes the expansion of our Camelina operations in the U.S., the purchase of additional biofuel farms and other capital outlays).  Accordingly, unless we enter into additional advisory service agreements or otherwise receive cash proceeds, we will have to obtain additional funding in the near future from the sale of our securities to fund our cash needs.  No assurance can be given that we will be able to raise additional capital or that such additional capital will be on terms favorable to the company and its shareholders.

Our business plan contemplates that we will (i) continue to develop our Jatropha business and operations (including possibly developing and cultivating our third Jatropha farm in Mexico), and (ii) diversify our biofuel energy crop revenues from new revenues generated by our new Camelina operations, as follows:

Jatropha Operations.  To date, revenues from our Jatropha farms located in Mexico have not been significant and have not met our expectations for various reasons, including weather and soil conditions and cultivation techniques.  We are currently addressing these issues and we anticipate that revenues from the Jatropha farms we currently own through our GCE Mexico I, LLC joint venture in Mexico will increase during the next anticipated harvest commencing at the end of 2013 and become more significant thereafter.  The operational expenses of the Jatropha farms in Mexico are substantial and exceed the amount of revenues that the farms are expected to generate from operations this year.  Our Partner in GCE Mexico has approved the 2013 operating budget and has committed to funding the cash requirements for the 2013 operating expenses of GCE Mexico.  Based on these assurances, we anticipate that we will have sufficient funds to operate our Mexico farms in 2013.  In addition, we anticipate that the Mexico government will, in the near future, issue a permit to our Mexico joint venture so that the Mexico joint venture can re-commence the manufacture and sale of charcoal.  Sales of charcoal are expected to partially offset or operating expenses in Mexico.  No assurance can, however, be given that the costs of operating the Mexico farms will not exceed our budget, that we will be able make charcoal sales, or that our GCE Mexico investor will, in fact, fund the budgeted amounts.

Even if operations of the three Jatropha farms owned through GCE Mexico improve during the next year as expected and, therefore, that the joint venture will generate revenues, we do not project that any cash distributions will be made to Global Clean Energy Holdings, Inc. for several years.  Under our agreements with our GCE Mexico investors, all net cash generated from the Jatropha operations that are conducted through GCE Mexico must first be used to fund the operations of those farms, and any excess must thereafter be used to repay the capital contributed by our joint venture investors (plus their preferred return).  The total amount of capital and the preferred return that must be paid to our joint venture investors before funds are distributed to us currently is in excess of $27,680,762 as of September 30, 2013.  As a result, the improving operations of the Mexico farms will not produce short-term cash or improve our liquidity, nor will the improving operations of the Mexico farms generate funds that we can use for our business plan, for working capital purposes, or for the acquisition of additional Jatropha or other biofuel feedstock farms.  Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional Jatropha farms for our own account.  Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures.

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

Other Potential Source of Liquidity.

We are entitled to receive royalty payments from the legacy pharmaceutical assets we sold in 2009 to Curadis GmbH.  In February 2012, Curadis GmbH informed us that it has licensed certain of the technologies that we sold to it, and, as a result that we will be receiving a royalty of 4.5% of all net sales of products sold using the licensed technology.  Certain of the intellectual property that we sold to Curadis will revert to us if royalties from those assets do not exceed 300,000 euros by December 31, 2014.  In 2012 we received $24,921 from Curadis under this new licensing arrangement.  Only $903 of royalty payments has been received in 2013.

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

Dated:  November 4, 2013                                                                                  GLOBAL CLEAN ENERGY HOLDINGS, INC.

       By: /s/ RICHARD PALMER
       Chief Executive Officer and Acting Chief Financial Officer