Form 10-K
period 2013-12-31
Global Clean Energy Holdings, Inc.
filed 2014-11-10
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
2790 Skypark Drive, Suite 105 Torrance, California 90505
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

Yes ☐ No ☑

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

Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5,339,000.

The outstanding number of shares of common stock as of November 3, 2014 was 339,187,545.

Documents incorporated by reference:  None

Form 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including any documents which may be incorporated by reference into this Annual Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including our plans to cultivate, produce and market non-food based feedstock for applications in the biofuels market, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding the timing and size of Jatropha or Camelina harvests, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any Forward-Looking Statement.  In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements.  Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission.  All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Delaware corporation that was formerly a Utah corporation known as Global Clean Energy Holdings, Inc. and prior to its name change in 2008, was Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes all of this company's U.S. and foreign wholly-owned subsidiaries through which this company conducts certain of its operations.  To the extent applicable, depending on the context of the disclosure, the terms “we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC (“GCE Mexico”) a Delaware limited liability company, in which we own 50% of the common membership interests, our wholly-owned subsidiary, Sustainable Oils, Inc., a Delaware Corporation, our wholly-owned subsidiary, G.E.H. Dominicana, S.R.L., a company formed under the laws of the Dominican Republic, Globales Energia Renovables S DE RL DE CV as well as our other subsidiaries.

Global Clean Energy Holdings, Inc. is not related to, or affiliated in any manner with “Global Clean Energy, Inc.”  Readers are cautioned to confirm the entity that they are evaluating or in which they are making an investment before completing any such investment.

PART I

ITEM 1.	BUSINESS.

Overview

Global Clean Energy Holdings, Inc. is a U.S.-based, multi-national, energy agri-business focused on the development of non-food based bio-feedstocks.  We have full service in-house development and operations capabilities, which provides support to our own biofuel energy farms and to third parties.  With international experience and capabilities in eco-friendly biofuel feedstock management, cultivation, production and distribution, we believe that we are well suited to scale our existing business.

Since 2007, our business focus has been on the commercialization of non-food based oilseed plants and biomass.  We began with the development of farms growing Jatropha curcas (“Jatropha”) - a non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America.  As a result of our acquisition on March 13, 2013 of Sustainable Oils, LLC and its assets, our biofuels operations now also includes the cultivation of Camelina sativa (“Camelina”) – an annual plant from the brassica family traditionally grown in northerly regions of the United States, Europe and Asia.  We are focused on these two plant species primarily because we feel they have the potential to produce oil seed crops economically, they generally require less water and fertilizer than many conventional crops, and they can be grown on land that is normally unsuitable for food production or is fallow or idle due to crop rotation.  Both Jatropha and Camelina oil are high-quality plant oils used as direct substitutes for fossil fuels and as feedstock for the production of high quality biofuels and other bio-based products.  Both crops have been tested and proven to be highly desirable feedstocks capable of being converted into ASTM approved fuels.  The term “biofuels” refers to a range of biological based fuels including bio-kerosene (a.k.a bio-jet fuel) biodiesel, renewable diesel, green diesel, synthetic diesel and biomass, most of which have environmental benefits that are the major driving force for their adoption. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other green-house gases, which are associated with global climate change.  Both Jatropha and Camelina oil can also be used as a chemical feedstock to replace fossil and non-food based products that use edible oils in their manufacturing or production process.  The residual material derived from the oil extraction process is called press-cake, which in the case of Jatropha is a high-quality biomass that has been proven and tested as a replacement for a number of fossil-based feedstocks, fossil fuels and other high value products such as renewable charcoal, fertilizers, and animal feed. Camelina press-cake or meal is high in Omega3 and has already been approved by the FDA and sold by Sustainable Oils as a livestock (animal) feed or enhancement in the United States.

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

•
Own, operate and manage farms in a joint venture (JV) with either strategic partners or financial investors.  We currently own two Jatropha farms in Mexico under such joint ownership arrangements, and a third farm in Mexico that we acquired for the purpose of Jatropha cultivation, where we are currently cultivating an annual oil seed crop.

•	Contract with third party farmers (such as wheat and barley farmers) for the cultivation of Camelina sativa on their farms in the United States, Latin America and Europe.

•	Produce and sell certified Camelina seeds that are based upon our patented, high-yielding elite varieties to farmers in the United states and internationally.

•
Provide energy farm development, advisory and management services to third parties, including to non-farming industrial companies who have a demand for biofuels, to owners of biofuel energy farms, and to non-energy crop farmers looking to utilize energy crops in rotation or inter-cropped with their existing crops.

•
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

The development of agricultural-based energy projects, like plant oil and related biomass, may produce carbon credits through the sequestration (storing) of carbon and the displacement of fossil-based fuels.  Accordingly, in addition to generating revenues from the sale of non-food based plant oils and biomass and related advisory and management services, our goal is to certify our farms, where practical, to generate and monetize carbon credits.  See, “Business--Carbon Credits,” below.

Organizational History

This company was originally incorporated under the laws of the State of Utah on November 20, 1991.  On July 19, 2010, we changed the state of our incorporation from Utah to Delaware.  Our principal executive offices are located at 2790 Skypark Drive, Torrance, California, Los Angeles County, California 90505, and our current telephone number at that address is (310) 641-GCEH (4234).  We maintain a website at: www.gceholdings.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.  Our Sustainable Oils subsidiary also maintains a website at www.susoils.com.  Our Internet websites and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

Developments During 2013 and Part of 2014

During the fiscal year ended December 31, 2013 and through the date of this Annual Report, we achieved the following milestones in the development of this company, which developments are further discussed below:

•	We acquired assets and intellectual properties necessary to develop and commercialize Camelina sativa as a biofuels feedstock; and

•
We completed the development of our research farm in the Caribbean , which we are using to assess the growth of multiple varieties of Jatropha plants and, more recently, to explore the production of Camelina throughout the Caribbean, and;

•	We obtained financing to develop a Certified Seed Nursery in the Caribbean to produce production seed for the future development of commercial bio-fuel operations in the region, and;

•	We significantly expanded the amount and type of management and advisory services we provide to partners and/or third parties, and;

•	We raised an additional $1.6 million of financing for our jointly owned Mexico Jatropha farms and for this company’s other bio-fuel and other operating purposes.

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

Since the inception of bio-fuels business in 2007, our strategy has been to be a diversified bio-energy feedstock provider by growing and expanding our energy farming and processing business to include numerous bio-based feedstock crops.  We plan to expand to the level where economies of scale and our methods of operations allow us to generate significant revenues and profits without the need for any government subsidies. The processes and procedures we employ to plant and cultivate our crops for our business are being continually refined in order to produce “best practices” for energy farm operations. By focusing on improving our farming practices and the technology we apply to our operations, we plan to operate economically, environmentally and socially sustainable energy farms which can replace fossil fuels or food based feedstocks at a production cost below the market price of their alternatives.  By continuing to invest in research and development, and acquiring or strategically aligning with companies that possess leading-edge technology in plant genetics, we will continue to develop high-yielding energy crops that deliver renewable energy feedstock into the market at competitive prices.

Our strategy is to leverage our farming and energy knowledge, experience and capabilities through the following means:

Research Farms.  In 2013, we completed land preparation and planting, and began operations on an energy farm in the Caribbean.  This farm is being used to test and research the growth of multiple varieties of Jatropha and other oil seed plants, and to adapt them to the local conditions for future commercial farm expansion in the Carribean region.  We are also using this farm to perform a full trial of Camelina production in the Carribean, and are in the process of expanding this research farm to produce locally adapted Jatropha and Camelina seeds of the best varieties for this growing region.  As our business progresses, we will continue to work on plant genetics, soil science and cultivation practices to improve short-, medium- and long-term yields.

Partnership Farms Owned Via Joint Ventures.  We currently own three farms through joint venture arrangements with a third party financing source.  Our first farm in Mexico (which we refer to as Asideros 1), consisting of approximately 5,149 acres of land near Tizimin, in the Yucatan Peninsula of Mexico.  The second farm (which we refer to as Asideros 2), consisting of approximately 5,100 acres, is located adjacent to the first farm.  In 2011, we acquired our third farm (which we refer to as Asideros 3), consisting of approximately 5,557 acres, that is located approximately five miles from the first two Mexican farms. Asideros 1 and 2 have been previously prepared and planted with over 6.0 million Jatropha trees.  Asideros 1 was planted with more than 20 varieties of Jatropha trees from around the world.  In part because of this diversity, the seed production capabilities of Asideros 1 are uncertain and have not met initial seed production estimates. As a result, we are currently focusing our operational efforts on Asideros 2, as this farm has more of the Jatropha varieties that, we believe, have the greatest potential for production. We plan to utilize the germplasm selections from some high-yield varieties growing on Asideros 2 or from our other breeding programs, to improve the varieties grown on Asideros 1. In 2014, we began cultivation on a portion of Asideros 3, with an annual oil seed crop, to determine the best agronomics and cultivation practices and to confirm yields. To date, we have acquired all the permits and certifications necessary to develop Asideros 3 as an energy farm but have not yet commenced commercial scale operations on that farm. On the first two farms, all the necessary roads and support infrastructure have been developed to support all necessary operations. The Jatropha trees on Asideros 2 are expected to gradually mature to become fruit bearing trees. Sales revenues generated from Asideros 1 and 2 to date have primarily consisted of the sale of Jatropha seeds for propagation, the production and sale of biomass used for specialty purposes, and limited quantities of oil and biomass for testing by potential customers.

For additional information regarding our joint venture operations, see “Jatropha Farming Operations—Tizimin--Mexico Farm,” below.

Jatropha Farm Development and Management Services. We continue to provide development and management services to unaffiliated companies and individuals who are planning the development and implementation of energy farms domestically and internationally.  These services are provided on a fee-for-service basis.  During the past four fiscal years, we have provided such advisory and management services for new Jatropha farm operations based in Mexico, the Caribbean, South America, Africa, and the United States. We have increased the level of these development and management services.  The fees from these agreements will be used  to fund corporate operations and the expansion of our technical services delivery platform.

Contract Farms. Our contract farming operations will focus on the production of Camelina.  We will continue with the relationships established by Sustainable Oils, which are expected to allow us to quickly expand contract farming operations on non-company owned farms. Under the existing contract farm arrangement, we sell our certified Camelina seeds to third party farmers who own or rent the land and have skills, labor and equipment to properly farm the land.  We will also provide these farmers with previously proven “best practices” for Camelina cultivation and with the support of our technical services team of agri-business professionals.  The majority of the farmers that grow the Camelina plants are expected to enter into contracts to sell the Camelina seeds harvested from their farms to us, following the harvest (usually 90-100 days after planting).  This procedure will allow us to quickly expand our business without the need to acquire land or any of the machinery, equipment or personnel to operate large farming operations.

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

We have identified the Jatropha curcas and Camelina sativa plants as our primary feedstocks for producing biodiesel, other biofuels including renewable diesel and renewable jet fuel and renewable chemicals, but we continue to research and test other plant species. The seeds from these plants contain oil with beneficial properties for the production of biofuels or as direct, drop-in replacements for fossil fuels.  We plan to utilize the seed oils for producing biofuels and bio-chemicals, the presscake (the residue of oil seeds when the oil has been pressed out) from Jatropha as a solid fuel, and the presscake from Camelina as a high value animal feed. The FDA has approved the use of Camelina presscake or meal as a protein-rich animal feed for cattle, poultry or swine. We currently use the fruit shell (hull) from the Jatropha fruit as a fertilizer to reduce our fertilizer input and costs.

The Jatropha plant is a perennial tree that produces inedible fruit containing large seeds with a high percentage of high-quality inedible oil.  Camelina is in the mustard seed family and produces small, very high oil content seeds that, like Jatropha, are well suited to the production of renewable fuels and bio-chemicals. Sustainable Oils’ Camelina oil-based jet fuel has been tested, approved and certified for use in multiple military aircraft, including several combat planes and helicopters. It is among the most highly tested and approved feedstocks for renewable fuels and chemicals to date.

We have identified a number of strategic locations ideally suited to Jatropha or Camelina cultivation and processing.  These locations have been selected for a number of key strategic reasons, including proximity to large customers who require the products, close to ports for logistics purposes, relatively stable democratic governments, favorable trade agreements with the United States, low-cost land, reasonably priced labor, favorable weather conditions and acceptable soil conditions.  We presently maintain farm properties in the Yucatan Peninsula of Mexico, on which we have commenced planting Jatropha and where we conduct research and development activities focusing on plant genetics, soil sciences, plant breeding and other related activities.  We also own and operate a research farm in the Caribbean which is used to acclimate various varieties to the region for future farm expansion.  We also use these facilities for research conducted in collaboration with The Center for Sustainable Energy Farming (www.CfSEF.org).  We continue to sponsor and support research to identify and develop improved Jatropha varieties, as well as to establish ideal growing conditions in order to maximize our output of Jatropha fruit, seed oil and biomass while reducing inputs and maximizing resistance to pests and diseases.  We have executed collaboration agreements with a number of developers and researchers around the world and are in process with joint research programs to test various “elite” varieties for their applicability in the Latin American market.  With the recent acquisition of Sustainable Oils, we will expand these research initiatives to include Camelina.

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

Our board, management, employees, partners, technical advisors and consultants are senior energy, agricultural and business professionals that possess extensive experience in the energy and alternative fuels market.  The group has experience in the production of biofuels, renewable energy,  and the agriculture businesses.  Accordingly, we have the resident expertise to provide development and management services to other companies pursuing biofuels and/or feedstock development activities, on a fee for services basis.  As described below, we currently provide such biofuel consulting services in locations, and for parts of the business, that are strategically beneficial to our existing or planned sites and businesses.

Jatropha Farming Operations

Mexico.

We currently own 50% of the issued and outstanding common membership units of GCE Mexico, the limited liability company that, through its subsidiaries, owns the three Jatropha farms in Mexico.  The remaining 50% in common membership units were issued to five investors affiliated with one of our largest stockholders (Global Clean Energy Holdings and the other members of GCE Mexico holding the common membership units are collectively referred to as “Common Members.”) In addition, an aggregate of 1,000 preferred membership units were issued to investors also affiliated with one of our largest stockholders (the “Preferred Members”). During 2013, one of the Preferred Members acquired the Membership units of the other Preferred Members and, as a result, is now the sole Preferred Member. As of November 3, 2014, the Preferred Members had provided a total of approximately $27 million to GCE Mexico for the purchase of the land underlying the three farms and for other operational purposes. It is expected that the sole Preferred Member will continue to fund the ongoing operations of GCE Mexico in in 2014 accordance with the approved 2014 budget. Additional funding will be necessary until the Jatropha farms generate adequate funds to sustain operations. The Preferred Member is entitled to a preferential return on his investment, the accrued cumulative amount of which was approximately $7.4 million as of December 31, 2013.

Included in the approximately $27 million that has been provided to date by the Preferred Members of GCE Mexico, the Preferred Members directly funded the purchase by GCE Mexico of the land in the State of Yucatan in Mexico on which the three GCE Mexico farms are located.  The purchase of land for the three farms was funded by mortgage loans, which cumulatively had an initial principal balance of $5,110,000.  Each parcel of land was acquired in the name of one of GCE Mexico’s Mexican subsidiaries and is secured by a mortgage in favor of the Preferred Member.  The mortgages bear interest at the rate of 12% per annum, and interest is payable on a quarterly basis to the extent the borrower has sufficient cash flow. If the borrower does not have sufficient cash to repay the interest on a current basis, then the loan agreement states that the unpaid interest will continue to accrue and will be payable when the borrower determines that it has sufficient cash to make the interest payment. The three mortgages, including any unpaid interest, become due in April, 2018, February 2020, June 2021 and October 2021.

GCE Mexico is managed under the supervision of a board of directors comprising of four members, two of whom are appointed by us and two by the Preferred Member.  However, we are the manager of the joint venture, and through our wholly owned Mexican subsidiary, we manage the day-to-day operations of GCE Mexico and the operations in Mexico.  GCE Mexico reimburses us for the cost of management of the farms, which includes a portion of our U.S. administrative expenses that are related to those operations.

The following is a summary of certain factors relevant to an understanding of the operations of the three Mexico farms:

•
We planted over 20 varieties of Jatropha trees from around the world in our first Mexico farm approximately four years ago in order to determine which varieties are most suitable for commercial production.  These trees are being evaluated on the basis, of among other things, the amount of fruit/seeds that they produce, their resilience to pests and diseases, their compatibility to existing soil and climate conditions, and amount of maintenance and care required to maintain the trees.  The first farm has demonstrated that many of the varieties we planted in the first farm are not suitable for commercial biofuel seed production.  While we have to date harvested small quantities of Jatropha fruit from this farm, we are currently allowing the Jatropha trees in this farm to naturally grow and develop without commercial agricultural intervention to determine which trees will be retained for commercial production, which trees possess advanced attributes that will be used for breeding and which trees/areas will be replanted with the more successful, hardy varieties in 2014 and beyond. The second Jatropha farm was planted with fewer, more selective varieties of Jatropha trees.  Although some of our trees produced fruit and seeds in 2013, we expect higher yields in subsequent years.  Our plan is to continue to develop this second farm and to replace certain lower yielding varieties of trees in order to prepare this farm for commercial scale biofuel production.  Jatropha seeds can be harvested throughout the year.  Accordingly, as the trees that we planted during the past several years mature, our harvests of Jatropha seeds is expected to increase future revenues from our Mexican operations.

•
Our Tizimin, Mexico, operations have been eligible for agricultural and other subsidies provided to certain foreign owned farming operations by the federal government of Mexico.  Through the year ending December 31, 2013, we received a total of $2,146,000 of subsidy payments.  These subsidies have been used to defray some of the initial start-up and early adopter costs that we incurred in establishing these farms.  We will continue to apply for any subsidies that we qualify for in future years.

•
Our Tizimin farms are being developed with the intent of providing non-food based feedstocks for the production of biofuels and to displace to use of food crops in the oleo-chemicals market. However, our development and cultivation of these farms has also enabled us to generate ancillary revenues from these operations.  For example, we have received revenue from the sale of biomass (wood and agricultural waste removed from our farms as the land is cleared for Jatropha planting), which we expanded in 2014. Since July 2014 we have produced over 300 metric tons of biomass based charcoal.  We have all the permits in place and expect the continue the charcoal operations for a minimum four more years.

•
The third farm that we own in Mexico through our GCE Mexico operations (known as Asideros 3) is expected to ultimately be planted with Jatropha trees once we complete the replanting of certain areas of Asideros 1 and Asideros 2.  Until then, we plan to prepare and plant a significant portion of this land with other crops, primarily annuals, that can be commercially sold for a number of end uses, which may include biofuels.  In 2014, we planted the first portion of the farm with an annual seed oil crop, which will be harvested and sold in November 2014. We expect that these other farming activities will generate revenues to help support our other farming costs and will also increase the underlying value of this farm should we decide to change its use or sell it in the future.

•
Total capital used for start-up expenses and operations, since inception, for the three farms in Mexico (through March 10, 2014) is approximately $26 million (excluding subsidies received from the government of Mexico).  All such funding has to date been provided by the investing partners of GCE Mexico, the joint venture that indirectly owns the three Mexican farms.  Our investment partner has a priority right to receive revenues generated from these farms until the cumulative amount of this investment, plus a preferred return, has been returned.  We will share in revenues and profits generated by the three farms if/when the foregoing $27 million investment, plus the accumulated return, has been returned to the investor.

Camelina Farming Operations

On March 13, 2013, we completed the purchase of certain assets, patents, and other intellectual property and rights related to the development of Camelina sativa as a biofuels feedstock (the “Camelina Assets”) from Targeted Growth, Inc., a Washington corporation.  Also on March 13, 2013, we purchased all of the membership interests of Sustainable Oils, LLC, (“SusOils”) a Delaware limited liability company, from Targeted Growth, Inc. and the other, minority owner of that limited liability company.  SusOils is a company that, since 2007, has been engaged in the development, production and commercialization of Camelina-based biofuels and FDA approved animal feed.  Substantially all of the Camelina Assets were previously owned by SusOils and used in SusOils’ operations.

The Camelina Assets include: three issued U.S. patents on Camelina Sativa varieties; a substantial portfolio of other IP assets, all of the seller’s intellectual property related to the research, development, breeding and/or genetic development of Camelina; germplasm; licenses, consents, permits, variances, certifications and approvals granted by any governmental agencies relating to Camelina operations; machines, equipment, tractors and vehicles used in Camelina operations; the name “Sustainable Oils” and the Sustainable Oils logo; and certain trade secrets, know-how, and technical data. Our goal is to continue, and expand, the operations of Sustainable Oils (although such operations may be conducted under a new subsidiary), and to obtain additional funding for that subsidiary.

We paid for the Camelina Assets by issuing to Targeted Growth, Inc. (i) a secured promissory note in the principal amount of $1,300,000 (the “Promissory Note”) and (ii) an aggregate of 40,000,000 shares of our common stock.  The Promissory Note was originally secured by certain of the machines, equipment, tractors and vehicles that we purchased to Targeted Growth, Inc.  In September 2014, we renegotiated the terms fo the agreement and returned these machines, tractors, vehicle to Targeted Growth, Inc. in consideration for a reduction of outstanding balance of the Promissory Note and the extension of the maturity date of the Promissory Note to December 31, 2014.  The current note is no longer secured by any assets.

The purchase price for the Sustainable Oils, LLC membership interests was $100.  Sustainable Oils’ assets included 295,000 pounds of “certified” Camelina seeds to be used or sold for the production of Camelina feedstock.  The liabilities of Sustainable Oils include an approximately $2.3 million liability to UOP LLC, which is secured by a lien on the three patents we acquired as part of the Camelina Assets.  We did not, however, assume the foregoing $2.3 million liability.In order to facilitate our Camelina operations, we have also entered into a long-term license agreement with Targeted Growth, Inc. under which Targeted Growth granted us a world-wide, exclusive license for the use of certain of its patented intellectual property with our future Camelina operations.  The license requires us to pay a royalty commencing with the commercialization of the covered intellectual properties.  We have also subleased a portion of Targeted Growth’s Bozeman, Montana research facility, where SusOils had previously performed its research and development.  We will continue Camelina research and development at that same facility with the support, as needed by certain employees of Targeted Growth, who will provide services to us under a separate Services Agreement, on an as needed, cost pass-through basis.

Since its formation, SusOils has, among other things, developed new Camelina products, been issued three U.S. plant protection patents on technologies it developed, arranged for the planting and harvesting of over 100,000 acres of Camelina in 10 states and Canadian provinces, performed Camelina research or field level trials in 34 US States and 6 Canadian provinces, as well as seven other countries (Spain, Italy, Portugal, Australia, New Zealand, Ukraine and Saudi Arabia).  SusOils has contract processed Camelina oil into renewable jet fuel that they supplied to the U.S. Navy’s aircraft fleet. During the years 2010 through 2012, Sustainable Oils generated over $20 million of revenues from its operations and incurred net losses in part due to its research and business development activities of over $5.8 million (unaudited estimate).  Although we intend to utilize SusOils’ technologies and to capitalize on that company’s business development efforts, our business plan for the Camelina business differs from the Sustainable Oils business model. Specifically, at this time, we have no planned sales of oil to the U.S. military.

We are currently operating our Camelina business through a new subsidiary, Sustainabel Oils Inc, a Delaware Corporation.  We have capitalized that new subsidiary with certain of the Sustainable Oils intellectual properties and operating and intangible assets that we recently purchased.  In order to fund the operations and expansion of the Camelina operations, we will need to raise additional capital through the sale of debt or equity in the newly formed Delaware Camelina subsidiary, Sustainable Oils, Inc.  Sustainable Oils’ research operations have been headquartered in Bozeman, Montana.  We intend to continue to conduct our Camelina research operations in Montana.  Accordingly, in March 2013, we entered into a sublease with Targeted Oils, Inc., a Washington based crop biotechnology company focused on developing products with enhanced yield and improved quality for the agriculture and energy industries, to sublease a portion of Targeted Growth’s research facilities and administrative offices in Bozeman, Montana.  See, “Item 1.02.  Properties.”

In February 2013, the Environmental Protection Agency (“EPA”) issued a final rule that describes new fuel pathways to qualify Camelina oil (new feedstock) as an advanced biodiesel and renewable diesel (including jet fuel and heating oil). With the recent approval of Camelina oil by the EPA as an advanced biofuels feedstock under national renewable fuel standards, the new focus for Sustainable Oils is to quickly expand its footprint of planted acreage to achieve economies of scale and profitability. We plan to commercialize and expand its products into areas where the highest value can be obtained. This includes for various biofuels, renewable chemicals, specialty chemicals and high value animal feed. We plan to continue to:

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

3.
Expand research and development efforts to continue to increase yield from Camelina production.  We will support our contract farmers with strong plant and soil science. This will further improve revenue and reduce unit production costs, generating additional revenue and profits to be shared with farmers and processers, and;

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

6.	In 2015, upon receiving adequate funding, our plan is to contract with farmers for over 32,000 planted acres of Camelina to achieve economies of scale, and;

7.	By 2023, our business plan is to develop over 350,000 acres of Camelina growing annually in the US, with additional international acreage.

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

Camelina can produce seeds with relatively little water and can be harvested early. It is classified as a low input crop and can survive on little water/rainfall, and it requires less fertilizer than many other crops.  Camelina can be seeded and harvested with conventional farm equipment, making it a perfect rotation crop for existing farmers.

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

•
Jatropha and Camelina derived biofuels also produce significantly less Nitrous Oxide (“NOx”), Sulfur Oxide (“Sox”) and Particulate Matter of less than microns (“PM10”), all of which contribute to regional pollution and global climate change.

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

•
Through our Sustainable Oils, Inc. subsidiary, we have an application pending with the California Air Resources Board (ARB) for a unique Low Carbon Fuel Standard (LCFS) pathway for our Camelina oil as a low carbon feedstock.  We expect this will be approved in November 2014, making Sustainable Oils’ Camelina the lowest carbon intense (CI) crop available for biofuels production for use in the State of California.  This approval will provide an additional economic benefit for growers and processors of Camelina oil produced using Sustainable Oils’ patented seed varieties.

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

With respect to the compliance market, Certified Emission Reductions (CERs) may be generated through Clean Development Mechanism registered projects in non-Annex 1 nations, which include Mexico, the Caribbean, Central and South America. Our current business plan contemplates the cultivation of additional  Jatropha energy farms.  Assuming that our Jatropha operations increase as planned and that we operate a 20,000-hectare Jatropha farm, we have calculated that we will generate more than 250,000 metric tons of sellable carbon credits annually. If we include the potential to use Jatropha trees as a carbon sink, we estimate this will increase the sellable carbon credits to over 350,000 metric tons per year.

Technology and Patents

Camelina:  On March 13, 2013, through the acquisition of SusOils we acquired three U.S. patents and two patent applications.  The patents consist of the following:

(a)           U.S. Patent Serial No. 12/945,420 entitled "Camelina Sativa Variety 'SO-40"

(b)           U.S. Patent Serial No. 12/945,438 entitled "Camelina Sativa Variety 'SO-50"

(c)           U.S. Patent Serial No. 12/945,455 entitled "Camelina Sativa Variety 'SO-60"

On July 15, 2014 we were issued an additional U.S. Patent, No, US 8,779,238 B2, for our “Floral Dip” method of (non-GMO) transformation of Camelina plants that can manipulate its agronomic qualities.

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

Market

According to both the International Energy Agency (“IEA”) and the U.S. Department of Energy’s Energy Information Administration (“EIA”) estimates, the world demand for crude oil in 2013 was approximately 89 million barrels per day, with approximately 20% of that demand being diesel and fuel oil (distillate fuel oil).  This equates to a global consumption of distillate fuel oil of approximately 22.0 million barrels per day, or 337 billion gallons per year.  At a 5% blend, the world market for biodiesel exceeds 16.8 billion gallons per year.

U.S. diesel fuel oil consumption for 2013 was over 57 billion gallons.  At a 5% blend, the U.S. biodiesel market was over 2.85 billion gallons per year, which we expect will continue to grow.

As reported by the Environmental Protection Agency (EPA), U.S. biodiesel refineries produced over 1.0 billion  gallons of neat (100%) biodiesel fuel in 2013, from a reported 100+ active producers with a total capacity of over 2 billion gallons.  This is just over 50% of capacity and represents  approximately  1.8% of U.S. demand for diesel fuel. The trend of production and consumption of biodiesel is growing. In 2005, U.S. refineries produced and sold approximately 75 million gallons; in 2006, approximately 250 million gallons; in 2007, approximately 450 million gallon; and in 2008, approximately 678 million gallons; in 2009 approximately 506 million gallons.  The drop in production in 2009 is primarily due to increased feedstock costs.  In both 2012 and 2013, U.S. biodiesel production exceeded 1.0 billion gallons.

Our primary market is the direct sale of Jatropha and Camelina oil for biodiesel, renewable diesel, renewable jet fuel, green plastics and renewable chemicals.  In addition we will sell biomass for energy production and animal feed and we will sell carbon credits we generate from our agricultural operations.  Our primary customers are processors of biofuels and users of plant based oils for chemical production.  We estimate that there are approximately over 100 biodiesel plants in the United States alone, which can utilize up to 100% of our crude or refined Jatropha and Camelina oil.  However, we expect to generate our highest revenues and greatest margins from customers who have logistical capacity on a water port accessible from the Gulf of Mexico or those located in close proximity to strategic Camelina growing regions.  This will reduce redundant transportation costs and allow us to ship large quantities economically.  These customers have historically paid a higher price for feedstock oil, since the majority of feedstock oil supplies have been shipped from the Midwestern United States. We anticipate that our key customer profile will include well-financed, low-cost biodiesel refiners and specialty oleo chemical companies.

Camelina-based fuels have been flight tested by the U.S. military and by many commercial airlines.  The U.S. Navy tested and certified Camelina biofuel provided by Sustainable Oils as a 50-percent blend with regular jet fuel in the A-10 Thunderbolt II, the F-15 Eagle, the C-17 Globemaster III, and the F-22 Raptor. Sustainable Oils has provided nearly 500,000 gallons of Camelina-based hydrotreated renewable jet fuel (HRJ) to multiple branches of the U.S. military for its certification programs, making it the most thoroughly tested alternative fuel feedstock.  Jatropha oil has also been tested and approved by ASTM as an aviation biofuel feedstock.  A number of airlines, including Air New Zealand, Japan Airlines, Continental Airlines, Aeromexico and the U.S. Department of Defense have successfully tested bio-jet fuel for commercial use, produced by Jatropha. GCEH has supplied Jatropha Oil as part of a number of tests for Interjet, Aeromexico and other. The ability of Jatropha oil to replace kerosene-based jet fuel is being studied to reduce the aviation industry’s dependence on traditional fossil fuels.

In February 2013, the EPA issued a final rule adding Camelina oil as an official advanced biofuel pathway for the production of biodiesel and renewable diesel (including renewable jet fuel and heating oil).  We believe that this new rule will significantly expand the potential market for the Camelina feedstock that we intend to produce through our new Sustainable Oils/Camelina operations.  This is a significant ruling as it is the first, and currently the only novel (non-food based) crop to be approved as a feedstock for the production of advanced biofuels under the national renewable fuel standards (RFS).  This process took almost three years to complete.

In cooperation with Honeywell’s UOP and Emerald Biofuels, we submitted a pathway application for Jatropha oil to the EPA in June 2011.  Based upon recent feedback provided by the EPA, the pathway is expected to be published for public comment later in 2014 and is expected to be approved during the first quarter of 2015.

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

Employees.

As of December 31, 2013, across all of our subsidiaries, we had 84 full time employees, contract employees and consultants.   The number of people we employ fluctuates depending on farm development,  land preparation, planting and seasonal farm operations.  Our first two farms have now been fully planted, so there are minimal development activities underway and we have not begun the full development of our third farm, for Jatropha, yet, We will continue to “right size” our work force to support our operational needs.   Neither this company, nor any of our subsidiaries is a party to any collective bargaining agreements.

1A           RISK FACTORS

Not applicable.

1B.           UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Executive Offices.  Currently, we operate out of offices located at 2790 Skypark Drive, Suite 105, Torrance, CA 90505.  Our leased offices consist of approximately 1,296 square feet and are leased at a monthly rate of $2,333 per month.  The term of the lease expires on January 31, 2019.

Mexico Farms and Facilities:  As of November 3, 2014, we own the following three Jatropha farms through our GCE Mexico I, LLC joint venture:

1.           Our first farm consists of seven separate parcels of land collectively representing 2,084 hectares (approximately 5,149 acres).   We purchased these parcels in 2008.  The farm is located approximately 12 miles northeast of Tizimin, Yucatan, Mexico and is approximately 110 miles from Merida and the port of Progresso, and 75 miles from Cancun.  All of the land has been improved and we have completed planting several varieties of Jatropha on all of the planned farmland.  We financed the purchase of this farm through a mortgage loan in the amount of $2,051,282, which bears interest at a rate of 12% per annum.

2.           In March 2010 and June 2011, we purchased approximately 5,100, acres of additional land that is contiguous to our first farm.  In 2012, we completed planting Jatropha on this farm.  We financed the purchase of this farm through a mortgage loan in the amount of $963,382.  That loan bear interest at a rate of 12% per annum.

3.           In October 2011, we purchased approximately 5,557 acres of additional land for the development of a third Jatropha farm.  This land is located in the same region, approximately five miles from our other two farms.  We have planted a variety of Jatropha plants in our first two farms, and have used varying agricultural techniques to in order to ascertain which variety is best suited for the region.  We do not intend to plant Jatropha on this third farm until we obtain more information about Jatropha production from our first two farms.  In the interim, we have commenced planting other fuel crops on the third farm on a test basis and may, if such tests prove successful, expand these alternate crops until a decision is made regarding the use of the third farm. We financed the purchase of this farm through a mortgage loan in the amount of $ 2,095,525. That loan bears interest at a rate of 12% per annum. In 2014 we plan to test plant a portion of the farm with an annual oil seed crop to prove yields with the potential for a larger deployment.

Montana Offices/Facilities.  Our Sustainable Oils field and research operations will be conducted primarily from Bozeman, Montana.  In March 2013, we entered into a two-year sublease with Targeted Growth, Inc. for the use of a portion of Targeted Growth’s facilities in Bozeman, Montana.  The leased space, consisting of a portion of the approximately 3,149 square feet building, may be used for bona fide biological research and for general office and administrative purposes only.  The building includes a seed laboratory along with related equipment and storage facilities and greenhouse space required for a breeding program.  We have agreed to pay our pro rata portion of the expenses of the building, including  a portion of the rent, utilities, and insurance, which rental payments vary depending on how much of each portion of the building we utilize.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, the Company may become a party to other legal actions and complaints arising in the ordinary course of business, although it is not currently involved in any such material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock are traded on the OTC Bulletin Board and on the OTCQB market under the symbol “GCEH.”  The following table sets forth the range of closing prices for our common stock for the quarters indicated.  Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

Fiscal Year Ended December 31, 2013	High Bid	Low Bid
First Quarter	$.016	$.016
Second Quarter	$.016	$.016
Third Quarter	$.02	$.018
Fourth Quarter	$.014	$.012

Fiscal Year Ended December 31, 2012	High Bid	Low Bid
First Quarter	$.04	$.03
Second Quarter	$.02	$.02
Third Quarter	$.02	$.01
Fourth Quarter	$.01	$.01

Stockholders

As of November 3, 2014, there were approximately 1,500 holders of record of our common stock, not including any persons who hold the stock in “street name.”

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
2002 Stock Incentive Plan (1)	19,850,000	$0.03	150,000
2010 Equity Incentive Plan	19,950,000	$0.01	50,000
Equity compensation plans not approved by security holders Options	1,850,000	$0.02
Warrants	29,645,311	$0.02

Total ____________________	69,375,311		200,000
(1) These incentive plans have expired and no additional options or awards can be granted under this plan.

Recent Issuances Of Unregistered Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2013 that were not previously reported in a Current Report on Form 8-K.

Repurchase of Shares

We did not repurchase any of our shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

During the past four years, we have focused our efforts on acquiring, improving, and planting Jatropha farms (which are located in Mexico).  To date, most of the Jatropha trees that we planted in our new farms have not been mature enough to bear significant amount of Jatropha fruit from which we could produce commercial quantities of Jatropha oil.  Most of the trees that we planted are now, however, maturing and should be able to produce a normal harvest of Jatropha seeds.  However, our first farm, which was used largely as a test farm to determine which varieties of Jatropha are most suitable for commercial production in Mexico, has not produced many seeds.  While certain varieties of Jatropha trees planted on the second farm have been more productive, the seeds being harvested from these trees on the second farm are being used to grow replacement trees for the less productive trees, and not for the purpose of producing oil.  As a result, neither of these farms is expected to generate significant revenues in the near future.  Pending the selection of the best variety of Jatropha trees to plant on our third farm in the region, we planted a portion of our third farm with a (non-Jatropha) annual oil seed crop and plan to expand that planting significantly in 2015.  This alternative crop is expected to generate revenue and some profits, which will be used to defray the operating costs on the other two farms.  Our intent is to develop agronomic best practices for the region and to prove yields for a future larger deployment.  As a result, we do not expect to start cultivating and planting Jatropha trees on this third farm until we have obtained the results of the testing program we conducted on our first two farms.  Because our farms are still young and developing and our agricultural practices are still evolving, we are unable to accurately predict the amount of fruit and Jatropha oil that our farms will produce in the future.

Our Mexican farming operations are managed by us through our wholly owned Mexican subsidiary, Global Energias Renovables, and the direct farm labor is employed through wholly owned Mexican companies owned by GCE Mexico, our majority-controlled subsidiary.  GCE Mexico obtains its funding from on-going equity contributions from the affiliated investor of that entity.  Revenues generated, and expected to be generated, by the operations of GCE Mexico’s three farms will be used by that entity, and profits, if any, will be distributed to all owners of GCE Mexico (including this company, once the investor has recovered his investment and has been paid the accumulated preferred return).

We currently receive monthly payments from GCE Mexico to reimburse us for our expenses (including an allocation for overhead expenses) related to the management of the Mexico operations.  In addition to the reimbursements we receive for managing GCE Mexico and the three Mexico farms, this company (Global Clean Energy Holdings, Inc.) generates revenues from fees received for providing advisory and consulting services to third parties regarding Jatropha farms and the uses of Jatropha biodiesel.  Other than subsidies received from the Government of Mexico, these management/advisory service fees and the reimbursement payments from GCE Mexico have been our principal sources of cash flow.

In March 2013, we acquired the Camelina assets and operations of Sustainable Oils, LLC, a company that, since 2007, has been engaged in the development, production and commercialization of Camelina-based biofuels.  Sustainable Oils has generated over $20 million of revenues during the past three years of its operations.  However, our ability to operate the Camilina operations in North America is dependent upon receiving additional financing.  No assurance can be given that our business plan for the Camelina business will result in profitable operations.  Sustainable Oils is a wholly-owned subsidiary.  Its liabilities include an approximately $2.3 million liability to UOP LLC, which debt is secured by a lien on three patents we acquired as part of the purchase of the Camelina assets from Targeted Growth, Inc.

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

The Company’s most critical accounting policies and estimates that may materially impact the Company’s results of operations include:

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

Results Of Operations

Revenues. During the year ended December 31, 2013 and 2012 we recognized revenue of $332,320 and $1,136,083, respectively. The revenues that we generated in 2013 were derived from Camelina product sales, Jatropha related advisory services we rendered to third parties, and government subsidies we received from agencies in Mexico.  Most of our 2012 revenues represented (i)  sales of Jatropha oil and Jatropha seeds and other products (waste wood, Jatropha seed husks, etc.), (ii) agricultural subsidies received from Mexican governmental agencies, and (iii) fees for Jatropha related advisory services we rendered to third parties.  Revenues during the year ended December 31, 2013 decreased by $803,763 from the comparable 2012 fiscal period because we only received $51,072 in agricultural subsidies from the Mexican government in the current fiscal period, compared to $768,272 of such subsidies in the same period last year.  Additionally, advisory revenue decreased by $86,563 from the same period in 2012.  Revenues received from agricultural subsidies and from the sale of Jatropha products are paid to our GCE Mexico subsidiary and are used in its operations in Mexico.  Revenues we generate from Jatropha advisory services and from Camelina operations are used for this company’s operations.  Advisory services revenue approximated $221,000 and $347,000 in 2013 and 2012, respectively.

Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectability is reasonably assured; and title and the risks and rewards of ownership have transferred to the buyer. Value added taxes collected on revenue transactions are excluded from revenue and are included in accounts payable until remittance to the taxation authority. The significant sources of revenue are Advisory services and Agricultural subsidies.

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

In the short term, our goal is to increase the amount of advisory and management services that we render to third parties in order to generate revenues to fund our corporate working capital needs, and to generate Camelina-related revenues from the Camelina business that we acquired in March 2013.  In the longer term, our goal is to substantially increase the revenues derived from the operations of our Jatropha farms, to rapidly ramp up our Camelina operations by increasing the amount of Camelina acreage under plantation in North America, and to continue to generate fees from advisory services that we render to third parties.  Now that we have obtained all permits necessary to produce charcoal from the biomass available at our Mexico farms, we expect to generate additional revenues in the fourth quarter of 2014 and thereafter from the sale of renewable charcoal in Mexico.

See Note 1 for further discussion on other expected sources of revenue.

General And Administrative Expenses.  Our general and administrative expenses, of $2,573,719 related to the year ended December 31, 2013 increased by 8% from prior year’s expense of $2,069,309 due in part to the expansion of our operations into the Camelina business.  General and administrative expenses principally consist of officer compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).   General and administrative expenses are, however, expected to increase as a result of our acquisition of the Camelina assets/business in March 2013.  In connection with operating the new Camelina operations, we have increased the number of employees on our payroll, and have committed to sublease a facility in Bozeman, Montana.

Plantation and Operating Costs.  For the year ended December 31, 2013 and 2012 we recorded Plantation Operating Costs from the operations of the farms of $786,300 and $826,227, respectively.  The decrease in the year ended in 2013 from 2012 was mostly due to a work force reduction at our Mexico farms as we scaled back planting of new Jatropha trees at those Mexico farms.

Write Down of Impaired Long Lived Assets.  During the year ended December 31, 2013 we wrote down certain of our long term assets by $3,440,904 and in the year ended 2012 by $1,639,815.  For 2013 and 2012, this write off represents a reduction in the accumulated deferred growing cost balance related to our first Jatropha farm in Mexico which are considered to be commercially unproductive because the trees on those portions have not produced adequate growth for the age of the trees, potentially have origins that have not adapted to the climatic region, are planted on inadequate or unsuitable land, or have limited resistance to local fungus and pests.  The trees in certain areas are not expected to produce enough yield or generate enough future revenues to offset the capital expended in a reasonable period of time and, accordingly, an impairment charge was recorded.

The Company regularly evaluates its property and equipment and other long-lived assets for impairment based on its classification as a) held for sale or b) to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows, at an average growth rate of 30% after 2015, of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model with a discount rate of 65%.   The projected cash flows used in the companies impairment test is over a 15 year period using approved forecasts.  The company’s assumptions related to the growth rate and the cash flow discount rate is management’s estimates based on historical trends in the farm development and growth in the yield from the trees.    There is a risk the actual results will be much less than management’s assumptions used in the impairment test.  Many factors, such as the weather, pest and disease control can cause the company’s future cash flows to be less than expected.

If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses. See Note 1 for information on recorded impairment charges.

Interest Income/Expense.  In fiscal 2013, we incurred $999,524 of interest expense, compared to interest expense of $857,439 in fiscal 2012. This increase in interest expense is primarily due to the increase in debt associated with the acquisition of additional land for our farm operations in Tizimin, Mexico and with the acquisition of the Camelina assets.  We currently own approximately 15,000 acres of land in Mexico that is subject to interest bearing mortgages, compared to approximately 8,849 acres of such land owned in 2011.

Net loss attributable to the non-controlling interest.  Our Mexico farm operations are owned through GCE Mexico.  We own 50% of the common membership interests of GCE Mexico.  A third party investor currently owns the other 50% of the common membership interests.  The proceeds from the sale of the preferred membership units, and from subsequent capital contributions, have been used to fund the operations of Asideros Globales Corporativo 1 (“Asideros 1”) and Asideros Globales Corporativo 2 (“Asideros 2”), each of which have acquired land in Mexico that, collectively, constitute our first two Jatropha farms.  Asideros Globales Corporativo 3 (“Asideros 3”) acquired our third farm in October 2011, but had no impact on the results of our operations.  GCEH directly owns 1% of Asideros 1, Asideros 2 and Asideros 3, and the balance is owned by GCE Mexico.  Accordingly, we own 50.5% of Asideros 1, Asideros 2 and Asideros 3 either directly or through our common membership interest in GCE Mexico.  As such, our consolidated financial statements include the accounts of the Asideros farm entities.  Under GCE Mexico’s LLC Agreement, the net loss allocated from these entities to GCE Mexico is then further allocated to the members of GCE Mexico according to the investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest.  The net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico to the preferred membership interests.  This net loss increased from $3,339,000 in 2012 to approximately $5,677,000 in 2013 primarily as a result of the impairment of the value of portions of the Mexico farms owned by GCE Mexico.

Net income/loss attributable to Global Clean Energy Holdings, Inc.  The Company recorded net losses of $1,921,760 and net income of $63,287 for the years ended December 31, 2013 and 2012, respectively. In fiscal 2012, we realized net income attributable to Global Clean Energy Holdings, Inc. of $63,287 because of a $1,013,387 gain from the settlement and write off of liabilities. In fiscal 2013, we only realized $50,138 of gains from the settlement and write off of liabilities. In addition, we incurred a loss in fiscal 2013 compared to net income in fiscal 2012 because (i) of the $178,896 loss on the sale of our Belize land (which land was held for investment), and (ii) because the write down of long term assets in 2013 exceeded the amount of that write down in fiscal 2012 by $1,801,089.

Liquidity and Capital Resources

As of December 31, 2013, we had $217,000 in cash and a working capital deficit of $6,471,832, as compared with $942,000 in cash and a working capital deficit of $1,581,000 at December 31, 2012.

The amount of cash or cash equivalent balances held at December 31, 2013 represents cash held in our corporate accounts and our joint venture accounts.  Of these amounts, only less than $10,000 was available and allocated for our general corporate purposes, with the remaining balance to be used in the operations of the Tizimin, Mexico farms owned by the GCE Mexico joint venture.  As a result, the GCE Mexico funds will not be available to us for our corporate working capital or other purposes, and are not available to us to reduce our indebtedness.  In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of assets, the sale of additional securities, additional borrowings, or from an increase in operating revenues.  Outstanding indebtedness at December 31, 2013 totaled $22,629,432.  The existence of the foregoing working capital deficit and total current and long term liabilities may negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.  We incurred net losses of $7,598,406 and $3,275,915 for the years ended December 31, 2013 and 2012, repectively, and have an accumulated deficit applicable to its common stockholders of $28,338,875 at December 31, 2013.

To date, we have funded our corporate overhead and other public company costs and expenses primarily from (i) the sale of debt and equity securities, (ii) monthly payments we received from our GCE Mexico joint venture, and (iii) fees we received for providing Jatropha related advisory services to third parties.  During the year ended December 31, 2013, we received overhead reimbursements of $214,734 from GCE Mexico.  Since December 31, 2013, we have signed several  advisory contracts and anticipate that that we will continue to receive such advisory service fees in the near term, although the amount of such fees will depend on our ability to enter into new service agreements.  The amount of cash on hand and the anticipated cash receipts from GCE Mexico and the advisory service contracts currently in effect will not be sufficient to fund our total working capital needs for the next twelve months.  Furthermore, we do not have sufficient financial resources to fund our business plan (which includes the expansion of our Camelina operations in the U.S., the purchase of additional biofuel farms and other capital outlays).  Accordingly, unless we enter into additional advisory service agreements or otherwise receive cash proceeds, we will have to obtain additional funding in the near future from the sale of our securities to fund our cash needs.  We are currently in discussions regarding future advisory/management agreements with our clients that, if executed, are expected to provide us with sufficient fees to fund our projected working capital needs for at least 2015.  However, no assurance can be given that we will be able to enter into these new advisory/management agreements or that we will be able to raise additional capital to fund our growth capital needs.  If we are able to raise additional capital, we cannot guarantee that such additional capital will be on terms favorable to the company and its stockholders.

Our business plan contemplates that we will (i) continue to develop our Jatropha business and operations (including possibly developing and cultivating our third Jatropha farm in Mexico), (ii) diversify our biofuel energy crop revenues from new revenues generated by our new Camelina operations, and(iii) increase our bio-fuel advisory and management services, as follows:

Jatropha Farm Operations.  To date, revenues from our Jatropha farms located in Mexico have not been significant and have not met our expectations for various reasons, including the numerous varieties of the Jatropha trees that we planted, weather and soil conditions and cultivation techniques.  We are currently addressing these issues.  However, because of the time involved in replanting portions of our farms and in allowing the new trees to mature, and we do not anticipate that we will generate net revenues from the two farms that have been planted with Jatropha in the near future. The operational expenses of the Jatropha farms in Mexico are substantial and exceed the amount of revenues that the farms are expected to generate from operations in the near future. Our partner in GCE Mexico has committed to funding the cash requirements for the 2014 operating expenses of GCE Mexico. In addition, we the Mexico government has issued all required permits to our Mexico joint venture and our Mexico joint venture has re-commence the production and sale of charcoal from the vegetation we harvested during the cultivation of our farms. Sales of charcoal are expected to partially offset or operating expenses in Mexico. No assurance can, however, be given that the costs of operating the Mexico farms will not exceed our budget, that we will be able make the planned charcoal sales, or that our GCE Mexico investor will, in fact, fund the budgeted amounts.

Even if operations of the three Jatropha farms owned through GCE Mexico improve during the next year as expected, we do not project that these farms will generate sufficient cash to make cash distributions to Global Clean Energy Holdings, Inc. for at least several more years.  Under our agreements with our GCE Mexico investors, all net cash generated from the Jatropha operations that are conducted through GCE Mexico must first be used to fund the operations of those farms, and any excess must thereafter be used to repay the capital contributed by our joint venture investors (plus their preferred return).  The total amount of capital and the preferred return that must be paid to our joint venture investors before funds are distributed to us is in excess of $28,800,000 as of December 31, 2013.  As a result, the improving operations of the Mexico farms will not produce short-term cash or improve our liquidity, nor will the improving operations of the Mexico farms generate funds that we can use for our business plan, for working capital purposes, or for the acquisition of additional Jatropha or other biofuel feedstock farms.  Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional Jatropha farms for our own account.  Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures.

Camelina Operations.  In March 2013, we acquired the business and assets of Sustainable Oils, LLC, a company that has been engaged in developing Camelina products since 2007.  Sustainable Oils has generated over $20 million in revenues during the past three years, but has incurred losses of approximately $5.8 million during that time.  The new Camelina operations will require a significant amount of additional cash to scale up its operations and to reach profitable operations.  Our goal is to operate the Camelina business that we acquired through a new subsidiary.  Furthermore, our goal is to fund the operations and expansion of the Camelina operations with new debt or equity that we intend to raise specifically for the Camelina subsidiary.  In the first quarter of 2014, our Camelina subsidiary raised $130,000 in bridge financing from three investors by issuing its convertible promissory notes.  The promissory notes bear interest at a rate of 8% per annum, mature on December 31, 2014, and are convertible into capital stock of our Camelina subsidiary.  In order to induce the investors to purchase the convertible notes, we issued to those investors warrants to purchase a total of 1,083,332 shares of our common stock at an exercise price of $.012 per share.  In addition, we granted the three investors the right to “put” (sell) the convertible note shares of our Camelina subsidiary to us commencing at the end of 2018 for the price equal to the price that they paid for their convertible notes.  If the “put” is exercised and we are required to purchase the shares of our subsidiary, we will have the right to pay for those shares in cash or in shares of our common stock having a fair market value equal to the cash price.  The proceeds from the foregoing bridge financing will be used to fund the working capital needs of the Camelina subsidiary.  While we have been in discussions with a number of sources for additional funding, we have not entered into any binding arrangements for the desired amount of new funding.  No assurance can be given that we will obtain the additional capital necessary to operate and grow our new Camelina operations.  In the event that we do not obtain the necessary amount of financing to properly operate and scale up our new Camelina operations, those operations are expected to continue to operate at a loss.

As partial consideration for the Camelina assets that we purchased in March 2013, we issued a $1,300,000 promissory note.  The promissory note bears simple interest at the rate of ten percent (10.0%) per annum, and was payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after a Qualified (equity) Funding; or (b) September 13, 2014. The term “Qualified Funding” means all equity funding in excess of the $800,000, in the aggregate, received by us for our Camelina business. Our obligations under the promissory note are secured by a first priority lien on certain tangible assets included in the purchase of the Camelina assets. The promissory note is a full recourse obligation. However, the holder of the promissory note has agreed that if the holder has to pursue the collection of amounts due under the promissory note, the holder will not seize or take any action to collect any amounts due and owing against any of the Company’s assets (including its cash) related to a line of business other than the Camelina business. In September 2014, we renegotiated the terms of the note and agreed to return certain tangible assets that constituted the collateral under the promissory note to the holder of the promissory note in exchange for a reduction of the amount owed under the promissory note and an extension of the maturity date to December 31, 21014. The promissory note is no longer secured by any tangible assets.

Bio-fuel Advisory and Management Services. We have recently entered into several bio-fuel advisory and management service agreements with third parties pursuant to which we are paid fees for providing Jatropha or Camelina bio-fuels development services. The fees that we have generated from these agreements have materially supplemented our other sources of revenues. Because of the longer lead times before our Jatropha and Camelina bio-fuel operations generate revenues for us, we need these advisory/management fees to supplement our revenues and to defray our overhead expenses. Accordingly, we are actively seeking additional advisory/management agreements.

Other Potential Source of Liquidity.

We are entitled to receive royalty payments from the legacy pharmaceutical assets we sold in 2009 to Curadis GmbH.  In February 2012, Curadis GmbH informed us that it has licensed certain of the technologies that we sold to it, and, as a result that we will be receiving a royalty of 4.5% of all net sales of products sold using the licensed technology.  Certain of the intellectual property that we sold to Curadis will revert to us if royalties from those assets do not exceed 300,000 euros by December 31, 2014.  In 2012, we received $24,921 from Curadis under this new licensing arrangement.  Only $903 of royalty payments were received in 2013.

We presently do not have any available credit, bank financing or other external sources of liquidity. In the absence of additional outside funding (including proceeds from the sale of our securities, or entering into other joint venture relationships), we do not have the ability to expand our business or acquire additional Jatropha or other biofuel feedstock farms.  If we issue additional equity or debt securities to fund our future capital needs, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Should we fail to increase the amount of revenues we receive from our advisory services and/or raise additional debt or equity funding, we will have to materially scale back our current and proposed operations or take other actions to preserve our on-going operations.  Any such action will have a materially adverse  effect on an investment in our common stock.

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

In connection with the audit of our financial statements for the fiscal year ended December 31, 2013, we had a disagreement with Anton & Chia regarding our fee arrangement and, as discussed below, with certain accounting principles or practices. Anton & Chia met with the audit committee of our Board of Directors, but did not report on any disagreements regarding any accounting matters. After Anton & Chia’s meeting with the audit committee, a dispute arose with Anton & Chia regarding our fee arrangement. Thereafter, Anton & Chia notified the Company that there were disagreements regarding our financial statements. On April 15, 2014, Anton & Chia informed us that it has resigned in an e-mail that read, in its entirety, as follows: “Take this email as our resignation.”

Because Anton & Chia was engaged in October 2013, Anton & Chia had not previously issued an accountant's report on any of our financial statements. Accordingly, during the past two years we did not receive any report from Anton & Chia that contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. HBM’s accountant’s report on our financial statements for the prior two years ended December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles, except that there was an explanatory paragraph relating to the Company’s ability to continue as a “going concern.” In addition, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

In connection with the preparation of this Annual Report, our Certifying Officers evaluated the effectiveness of management’s disclosure controls and procedures, as of December 31, 2013, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  Based on that evaluation, the Certifying Officers concluded that management’s disclosure controls and procedures were effective as of December 31, 2013.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on that evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position held by each of our executive officers and directors.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
David R. Walker (1)	71	Chairman of the Board
Richard Palmer	53	President, Chief Executive Officer and Director
Martin Wenzel(1)	56	Director
Donna Reilly	45	Chief Financial Officer

(1)	Member of our Audit Committee

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

Richard Palmer

Richard Palmer was appointed as our President and Chief Operating Officer in September 2007, and been a member of the Board of Directors since September 2007. Mr. Palmer became our Chief Executive Officer on December 21, 2007.  Mr. Palmer has over 25 years of hands-on experience in the energy field, holding senior level management positions with a number of large engineering, development, operations and construction companies. He is a co-founder of Mobius Risk Group, LLC, an energy risk advisory services consulting company, and was a principal and Executive Vice President of that consulting company from January, 2002 until September 2007. From 1997 to 2002, Mr. Palmer was a Senior Director at Enron Energy Services. Prior thereto, from 1995 to 1996 Mr. Palmer was a Vice President of Bentley Engineering, and a Senior Vice President of Southland Industries from 1993 to 1996. Mr. Palmer received his designation as a Certified Energy Manager in 1999, holds two Business Management Certificates from University of Southern California’s Business School, and is an active member of both the American Society of Plant Biologists, International Tropical Farmers Association and the Union of Concerned Scientists. Mr. Palmer is  Trustee & President of the Center for Sustainable Energy Farming (CFSEF), a non-profit research institute dedicated to sustainable communities, fueled by socially-responsible clean energy. In February 2013, Mr. Palmer joined the RSB Services Foundation's Board of Directors and held the Chairman role from April until December 2013. RSB Services acted as  the implementing entity of the Roundtable on Sustainable Biofuels (RSB) sustainability certification until December 2013.

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

Martin Wenzel

Martin Wenzel joined our Board of Directors in April 2010, and serves on the Board’s audit committee.  Mr. Wenzel is currently the President and Chief Executive Officer of Colorado Energy, the operating entity of Bicent Power, LLC, which is a privately owned limited liability company that owns and operates power generating stations in Colorado, Montana and California.  From 2005 until August 2007, he served as the Senior Vice President (Sales and Marketing) of Miasole Inc.  Prior thereto, from 2001 to 2004, Mr. Wenzel was President and Chief Executive Officer of Alpha Energy LLC.  He is also a member of the Board of the Deming Center of Entrepreneurship at the University of Colorado. Mr. Wenzel holds an Executive MBA from Columbia Business School; a Master’s degree in Systems Management from the University of Southern California; and a Bachelor’s degree in Engineering and Management from the US Naval Academy.

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

Donna Reilly

Donna Reilly was appointed as our Chief Executive Officer on March 19, 2014.  Ms. Reilly joined Global Clean Energy Holdings, Inc. in January 2010 as our Accounting Manager and was later promoted to Controller in 2011.  From June 2005 to January 2010, Ms. Reilly was an Accounting Manager at Automotive Information Network.  Additionally, Ms. Reilly was an auditor at Deloitte & Touch, LLP for over four years.  Ms. Reilly received her B.S. in Accounting from National University and is a certified public accountant.

Richard Palmer and Donna Reilly currently also serve as the Chief Executive Officer and Chief Financial Officer, respectively, for each of our subsidiaries.  Mr. Palmer is the sole director of our subsidiaries.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on information provided to us by our officers and our review of copies of reporting forms received by us, we believe that during fiscal year ended December 31, 2013, our current officers and directors complied with the filing requirements under Section 16(a).

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our principal executive officers, principal financial officer or controller, or persons performing similar functions (“Code of Ethics”).  A copy of our Code of Ethics will be furnished without charge to any person upon written request.  Requests should be sent to:  Secretary, Global Clean Energy Holdings, Inc., 2790 Skypark Drive, Suite 105, Torrance, California 90505.

Board Committees

Our Board of Directors has an Audit Committee, but does not currently have a Compensation Committee or a Nominating Committee.

The Audit Committee meets periodically with management and with our independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements.  The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures.  The Audit Committee is also authorized to review related party transactions for potential conflicts of interest.  During the fiscal year ended December 31, 2013, Dave Walker and Martin Wenzel constituted all of the members of the Audit Committee.  Both Mr. Walker and Dr. Wenzel were non-employee directors and independent as defined under the Nasdaq Stock Market’s listing standards.  Mr. Walker has significant knowledge of financial matters, and our Board has designated Mr. Walker as the “audit committee financial expert” of the Audit Committee.  The Audit Committee met four times during fiscal 2013 in connection with this Annual Report and our Quarterly Reports on Form 10-QSB. The Audit Committee operates under a formal charter that governs its duties and conduct.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table sets forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2013 and 2012 of all persons who served as our principal executive officer during the fiscal year ended December 31, 2013 and for any other executive officer who earned annual compensation during the fiscal year ended December 31, 2013 greater than $100,000.  Since no other executive officer earned more than $100,000 in 2013, our Chief Executive Officer (who during part of 2013 also served as our Acting Chief Financial Officer) is the sole “Named Executive Officer” of this company.  Donna Reilly, currently our Chief Financial Officer, was appointed on March 19, 2014 and, accordingly, was not an executive officer in 2013.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)	Bonus Paid or Accrued ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Richard Palmer	2013	250,000					250,000
	2012	250,000					250,000

Stock Option Grant

The following table sets forth information as of December 31, 2013, concerning unexercised options, unvested stock and equity incentive plan awards for our sole Named Executive Officer.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2013

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Palmer		6,000,000		0.02	3/16/2020
	3,250,000	6,000,000		0.02 0.01	3/16/2020 12/31/2012

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during fiscal 2013 for their services rendered as directors.  The compensation of Richard Palmer, who currently serves as a director and as our President and Chief Executive Officer (and who served as our Acting Chief Financial Officer during 2013), is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2013

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David R. Walker	24,000		42,500				66,500
Richard Palmer	-		-				-
Martin Wenzel	24,000		10,000				34,000
Total	48,000		52,500				100,500

(1)
This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to the option grants, refer to Note 8 of our financial statements in this Annual Report.  These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

(2)
Pursuant to the company’s director compensation, each non-employee director is entitled to an annual grant of options to acquire 500,000 shares.  Each director received options to acquire 500,000 shares of the company’s common stock at an exercise price of $0.01 per share, effective July 1, 2013.

Employment Agreements

Richard Palmer.  On September 7, 2007, we entered into an employment agreement (the “Employment Agreement”) with Richard Palmer, our President and Chief Executive Officer. Mr. Palmer currently also served as our Acting Chief Financial Officer from June 1, 2013 until March 19, 2014. Under the Employment Agreement, we granted Mr. Palmer an incentive option to purchase up to 12,000,000 shares of our common stock at an exercise price of $0.03 (the trading price on the date the agreement was signed), subject to our achievement of certain market capitalization goals.  On April 22, 2009, our Board of Directors approved accelerating the vesting of all 12,000,000 unvested shares under the option, which have expired as of December 31, 2013.

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

On March 16, 2010, the Company and Richard Palmer entered into an amendment (the “Amendment”) to the Employment Agreement. Pursuant to the Amendment, the Company extended the term of Mr. Palmer’s employment for an additional two years, i.e., through September 30, 2013.  The term of the Employment Agreement automatically renews for successive one-year periods unless otherwise terminated.  In connection with the Amendment, the Company and Mr. Palmer entered into an option agreement (“Option Agreement”).  Pursuant to the Option Agreement, the Company granted Mr. Palmer a new option to acquire up to 12,000,000 shares of the Company’s common stock at an exercise price of $0.02, subject to the Company’s achievement of certain market capitalization goals.  The new option expires after ten (10) years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 3, 2014 by (a) each person known by us to own beneficially 5% or more of each class of our outstanding voting shares (i.e. our common stock and our Series B Preferred Stock), (b) each of our named executive officers listed in the Summary Compensation Table and each of our directors and (c) all executive officers and directors of this company as a group.  As of November 3, 2014, there were 339,187,545, shares of our common stock issued and outstanding.  As of the same date, there were 13,000 shares of our Series B Preferred Stock issued and outstanding, which shares of preferred stock were convertible into an aggregate of 11,818,181 shares of common stock.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class of Common Stock
Preferred Stock:
Corporativo LODEMO S.A DE CV Calle 18, #201-B x 23 y 25, Colonias Garcia Gineres, C.P. 97070 Merida, Yucatan, Mexico	9,090,908(3)	2.68%

Greenrock Capital Holdings LLC 10531 Timberwood Circle, Suite D Louisville, Kentucky 40223	2,727,273(4)	.80%

Common Stock:
Targeted Growth, Inc. 2815 Eastlake Ave E, Suite 300 Seattle WA 98102	40,000,000	11.79%

Roll Energy Investments LLC 11444 West Olympic Boulevard, 10th Floor Los Angeles, California 90064	33,044,500(5)	11.22%

Michael Zilkha 1001 McKinney, Suite 1900 Houston TX 77002	42,755,690(6)	12.61%

Directors/Named Executive Officers:
Richard Palmer	75,280,240(7)	22.19%
David R. Walker	5,153,539 (8)	*
Martin Wenzel	2,000,000 (9)	*
Donna Reilly	_______	*
All Named Executive Officers and Directors as a group (4 persons)	83,433,779 (10)	24.60%

*  Less than 1%
(1) Unless otherwise indicated, the business address of each person listed is c/o Global Clean Energy Holdings, Inc., 2790 Skypark Drive, Torrance, California, 90505.
(2) For purposes of this table, shares of common stock are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities.  Shares of common stock are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares upon exercise or conversion of a security within 60 days of November 3, 2014.

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
(7) Consists of 60,030,240 outstanding shares and 15,250,000 shares that may be acquired upon the exercise of currently exercisable options.  Mr. Palmer also has options to acquire 12,000,000 shares of common stock that are not currently exercisable and will not become exercisable unless certain conditions are met.
(8) Includes 4,750,000 shares that may be acquired upon the exercise of options.
(9) Consists of 2,000,000 shares that may be acquired upon the exercise of options.
(10) Includes 22,000,000 shares that may be acquired upon the exercise of options.

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

Our principal asset and our three operating Jatropha farms are owned in a joint venture in which both Mr. Resnick and Mr. Zilkha were principals during 2013.  As noted elsewhere in this report, we currently own 50% of the issued and outstanding common membership units of GCE Mexico, with the remaining 50% currently held by four other investors (the “Common Members”).  Additionally, Mr. Zilkha (the “Preferred Member”) currently owns all of the preferred membership units of GCE Mexico.  Until December 2013, Mr. Resnick was affiliated with one of the Common Members and one of the Preferred Members, and Mr. Zilkha was affiliated with four of the Common Members and the other Preferred Member.  In December 2013, Mr. Zilkha acquired all of Mr. Resnick’s interests in GCE Mexico.  The Preferred Member is entitled to a preferential 12% per annum cumulative compounded return on their investment in GCE Mexico.

As of November 3, 2014, the Preferred Members have contributed a total of $22,112,000 to GCE Mexico.  The Preferred Members also directly funded the purchase by GCE Mexico of the land in the State of Yucatan in Mexico on which the GCE Mexico three farms are located.  The purchase of land for the three farms was funded by mortgage loans, which cumulatively had an initial principal balance of $5,110,189.  The mortgages bear interest at the rate of 12% per annum, and interest is payable  on a quarterly basis to the extent the borrower has sufficient cash flow. The three mortgages, including any unpaid interest, become due in April 2018, February 2020, June 2021 and October 2021.

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

On April 15, 2014 Anton & Chia resigned as our independent registered public accounting firm and on September 16, 2014, the audit committee appointed Hartley Moore Accountancy Corporation (“Hartley Moore”) as our independent registered public accounting firm for the year ended December 31, 2013.  Hartley Moore has audited our financial statements for the year ended December 31, 2013.

The following is a summary of the fees billed, or expected to be billed, to the Company by Hartley Moore, Hansen, Barnett & Maxwell and Anton & Chia for professional services rendered for the years ended December 31, 2013 and 2012. These fees are for work performed related to the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

2013	Audit Fees	Audit Related Fees	Tax Fees	Total Fees

Hansen, Barnett & Maxwell	$62,329	$-	$-	$62,329
Anton & Chia	$10,000	$-	$-	$10,000
Hartley Moore	$36,750	$800	$-	$37,550

2012	Audit Fees	Audit Related Fees	Tax Fees	Total Fees

Hansen, Barnett & Maxwell	$76,772	$-	$7,100	$83,872

Audit Fees:
Consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s Quarterly Reports (together, the “Financial Statements” ) and for services normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees:
Consists of fees billed for assurance and related services reasonably related to the performance of the annual audit or review of the Financial Statements (defined above).

Tax Fees:
Consists of fees billed for tax compliance, tax advice and tax planning.

All Other Fees:
Consists of fees billed for other products and services not described above.

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies, the Audit Committee charter provides that the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  No other significant compensation services were performed for us by Hartley Moore Accountancy Corporation or Hansen, Barnett & Maxwell. P.C. during 2013 and 2012.

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

10.2
Employment Agreement dated September 7, 2007 between Medical Discoveries, Inc. and Richard Palmer (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.3
Stock Purchase Agreement, dated October 30, 2008, between the Global Clean Energy Holdings, Inc. and the four stockholders of Technology Alternatives Limited, a Belizean Company formed under the Laws of Belize (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2008, and incorporated herein by reference)

10.4
Limited Liability Company Agreement of GCE Mexico I, LLC, a Delaware Limited Liability Company, dated April 23, 2008 (filed on December 31, 2009, as Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and incorporated herein by reference)

10.5
Sale and Asset Purchase Agreement, dated November 16, 2009, between Global Clean Energy Holdings, Inc., MDI Oncology, Inc., and Curadis Gmbh (filed as an Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 20, 2009, and incorporated herein by reference)

Number	Exhibit
10.6
Amendment to Employment Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 31, 2010, and incorporated herein by reference)

10.7
Stock Option Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 31, 2010, and incorporated herein by reference)

10.8
Stock Purchase Agreement, dated as of March 2009, among Global Clean Energy Holdings, Inc., and Technology Alternatives Limited and its stockholders listed therein (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2009, and incorporated herein by reference)

10.9	Office Lease, dated as of February 2, 2014, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC*
10.10	Asset Purchase Agreement, dated March 12, 2013, between Targeted Growth, Inc. and Global Clean Energy Holdings, Inc.*
10.11	Secured Promissory Note, dated March 13, 2013, issued by Global Clean Energy Holdings, Inc. to Targeted Growth, Inc.*
10.12	Security Agreement, dated March 13, 2013 between Targeted Growth, Inc. and Global Clean Energy Holdings Inc.*
10.13	LLC Interest Purchase Agreement, dated March 12, 2013, between Global Clean Energy Holdings, Inc., Targeted Growth, Inc. and Green Earth Fuels, LLC
10.14	Collateral Transfer and Note Amendment, between Global Clean Energy Holdings, Inc. and Targeted Growth, Inc., as of September 30, 2014
14.1	Medical Discoveries, Inc. Code of Conduct (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2009, and incorporated herein by reference)
23	Consent of Hartley Moore Accountancy Corporation *
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1 32.2 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
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

GLOBAL CLEAN ENERGY HOLDINGS, INC.
November, 2014	By: /s/ RICHARD PALMER Richard Palmer President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD PALMER	Chief Executive Officer	November 4, 2014
Richard Palmer	(Principal Executive Officer) and Director

/s/ DONNA REILLY	Interim Chief Financial Officer	November 4, 2014
Donna Reilly	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID WALKER	Chairman, the Board of Directors	November 4, 2014
David Walker

/s/ MARTIN WENZEL	Director	November 4, 2014
Martin Wenzel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Global Clean Energy Holdings, Inc.
Torrance, CA

We have audited the accompanying consolidated balance sheet of Global Clean Energy Holdings, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Clean Energy Holdings, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 27, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Global Clean Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Global Clean Energy Holdings, Inc.  and subsidiaries as of December 31, 2013, and the related statements of operations, comprehensive income, changes in equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Clean Energy Holdings, Inc. and subsidiaries as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred net losses and used cash in operating activities for the years ended December 31, 2013 and 2012 and has an accumulated deficit of approximately $28,300,000 and negative working capital at December 31, 2013.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation
Hartley Moore Accountancy Corporation

Anaheim, California
November 7, 2014

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$216,531	$941,579
Accounts receivable	38,559	2,100
Inventory	37,296	1,564
Other current assets	157,469	298,586
Total Current Assets	449,855	1,243,829

PROPERTY AND EQUIPMENT, NET	15,495,781	14,559,002

INVESTMENT HELD FOR SALE	-	288,536

DEFERRED GROWING COST	-	3,378,990

INTANGIBLE ASSETS, NET	3,972,950	-

OTHER NONCURRENT ASSETS	7,021	11,372

TOTAL ASSETS	$19,925,607	$19,481,729

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,807,646	$1,135,594
Accrued payroll and payroll taxes	1,170,223	1,018,894
Capital lease liability - current portion	818	42,829
Notes payable - current portion	1,376,000	60,800
Convertible notes payable	567,000	567,000
Total Current Liabilities	6,921,687	2,825,117

LONG-TERM LIABILITIES
Accrued interest payable	3,154,826	2,121,787
Accrued return on noncontrolling interest	7,442,730	4,963,582
Notes payable - long term portion	-	40,200
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	15,707,745	12,235,758

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
339,187,545 and 293,683,502 issued and outstanding	339,187	293,683
Additional paid-in capital	25,600,050	24,588,022
Accumulated deficit	(28,338,875)	(26,599,007)
Accumulated other comprehensive loss	(63,020)	(56,121)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(2,462,645)	(1,773,410)
Noncontrolling interests	(241,180)	6,194,264
Total Stockholders' equity (deficit)	(2,703,825)	4,420,854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,925,607	$19,481,729

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012

Revenue	$281,248	$367,811
Subsidy Income	51,072	768,272
Total Revenue	332,320	1,136,083

Operating Expenses
General and administrative	2,573,719	2,069,309
Loss on sale of investment held for sale	178,896	-
Write down of impaired long lived assets	3,440,904	1,639,815
Plantation operating costs	786,300	826,227

Total Operating Expenses	6,979,819	4,535,351

Loss from Operations	(6,647,499)	(3,399,268)

Other Income (Expenses)
Other income	90	121
Interest expense	(999,524)	(857,439)
Gain on settlement of liabilities	50,138	1,013,387
Foreign currency transaction gain (loss)	(1,612)	(32,716)

Net Other Income (Expenses)	(950,908)	123,353

Net Loss	(7,598,407)	(3,275,915)

Less Net Loss Attributable to the Noncontrolling Interest	(5,676,647)	(3,339,202)

Net Income (Loss) Attributable to Global Clean Energy Holdings, Inc.	$(1,921,760)	$63,287

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Net Income (Loss)	$(1,921,760)	$63,287

Basic Income (Loss) per Common Share:
Net Basic Income (Loss) per Common Share	$(0.0059)	$0.0002

Basic Weighted-Average Common Shares Outstanding	327,107,796	292,244,373

Diluted Income (Loss) per Common Share:
Net Diluted Income (Loss) per Common Share	$(0.0059)	$0.0002

Diluted Weighted-Average Common Shares Outstanding	327,107,796	318,962,355

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2013	2012

Net Loss	$(7,598,407)	$(3,275,915)

Other comprehensive income (loss)- foreign currency
translation adjustment	114,765	835,263

Comprehensive Loss	(7,483,642)	(2,440,652)

Add net loss attributable to the noncontrolling interest	5,676,647	3,339,202

Add other comprehensive loss (income) attributable to noncontrolling interest	(121,664)	(869,388)

Comprehensive Loss Attributable to
Global Clean Energy Holdings, Inc.	$(1,928,659)	$29,162

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
For the Years Ended December 31, 2012 and 2013

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2011	13,000	$13	285,062,812	$285,062	$24,260,628	$(26,662,294)	$(21,996)	$5,099,547	$2,960,960

Contributions from noncontrolling interests	-	-	-	-	-	-	-	5,620,435	5,620,435
Issuance of common stock for cash	-	-	8,620,690	8,621	241,379	-	-	-	250,000
Exercise of warrants	-	-			-	-	-	-	-
Exercise of options
Issuance of common stock for services	-	-	-	-	-	-	-	-	-
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	86,015	-	-	-	86,015
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(2,055,904)	(2,055,904)
Foreign currency translation gain (loss)	-	-	-	-	-	-	(34,125)	869,388	835,263
Net loss for the year ended December 31, 2012	-	-	-	-	-	63,287	-	(3,339,202)	(3,275,915)

Balance for the year ended December 31, 2012	13,000	$13	$293,683,502	$293,683	$24,588,022	$(26,599,007)	$(56,121)	$6,194,264	$4,420,854

Balance at December 31, 2012	13,000	$13	293,683,502	$293,683	$24,588,022	$(26,599,007)	$(56,121)	$6,194,264	$4,420,854
Contributions from noncontrolling interests	-	-	-	-	-	-	-	1,598,687	1,598,687
Issuance of common stock	-	-	40,000,000	40,000	760,000	-	-	-	800,000
Exercise of options			1,477,089	1,477	13,294				14,771
Exercise of warrants	-	-	4,026,954	4,027	36,243	-	-	-	40,270
Issuance of common stock for services	-	-			-	-	-	-	-
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	202,491	-	-	-	202,491
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(2,479,148)	(2,479,148)
Dissolution of TAL						181,891			181,891
Foreign currency translation loss	-	-	-	-	-	-	(6,899)	121,664	114,765
Net loss for the year ended December 31, 2013	-	-	-	-	-	(1,921,760)	-	(5,676,647)	(7,598,407)

Balance for the year ended December 31, 2013	13,000	$13	339,187,545	$339,187	$25,600,050	$(28,338,876)	$(63,020)	$(241,180)	$(2,703,825)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2013	2012
Operating Activities
Net loss	$(7,598,406)	$(3,275,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	1,612	32,716
Gain on settlement of liabilities	(50,138)	(1,013,387)
Share-based compensation	202,491	86,015
Write down of deferred growing cost	3,440,904	1,183,991
Write down of long lived assets	33,715	455,824
Write down of inventory	-	130,038
Loss on sale of investment held for sale	178,896	-
Depreciation and amortization	475,919	267,807
Changes in operating assets and liabilities:
Accounts receivable	(35,970)	-
Inventory	87,792	(22,124)
Other current assets	123,041	73,646
Deferred growing costs	-	(1,564,751)
Accounts payable and accrued expenses	1,522,101	1,023,437
Deferred revenue	-	(152,732)
Other noncurrent assets	(1,302)	(41,414)
Net Cash Used in Operating Activities	(1,619,345)	(2,816,849)
Investing Activities
Plantation development costs	(881,221)	(2,449,858)
Purchase of property and equipment	(3,112)	(259,978)
Disposal of property and equipment	-	-
Proceeds from sale of property and equipment	171,254	-
Net Cash Used in Investing Activities	(713,079)	(2,709,836)
Financing Activities
Proceeds from issuance of common stock	-	250,000
Proceeds from exercise of options and warrants	55,041	-
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	1,598,688	5,620,435
Payments on capital leases and notes payable	(47,776)	(49,839)
Net Cash Provided by Financing Activities	1,605,953	5,820,596
Effect of exchange rate changes on cash	1,424	(29,112)
Net change in Cash and Cash Equivalents	(725,048)	264,799
Cash and Cash Equivalents at Beginning of Period	941,579	676,780
Cash and Cash Equivalents at End of Period	$216,531	$941,579

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,603	$75,967
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$2,479,148	$2,055,904
Acquisitions:
Intangible assets and equipment acquired	$4,359,341	-
Inventory acquired	123,599	-
Other current assets assumed	260	-
Other current liabilities assumed	(2,383,100)	-
Net assets acquired	$2,100,100	$-
Notes payable issued	$(1,300,000)	-
Common stock issued	$(800,000)	-

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., its subsidiaries, and the variable interest entities of GCE Mexico I, LLC a Delaware limited liability company (“GCE Mexico”), and its Mexican subsidiaries (Asideros, Asideros 2 and Asideros 3). All significant intercompany transactions have been eliminated in consolidation.

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

Under ASC 810-10 the Primary Beneficiary is the party that has both of the following:

1. The power to make decisions regarding the activities that most significantly impact the success of the VIE, and

2. The obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE.

When multiple parties make decisions over different activities of the entity, only the party with power to direct the activities that most significantly impacts the entity's economic performance will have satisfied the first condition. Global Clean Energy Holdings, Inc. exercises complete operational control over GCE Mexico and its subsidiaries, as these rights were specifically granted to Global Clean Energy Holdings, Inc. under the GCE Mexico’s Operating Agreement (the “LLC Agreement”).

Global Clean Energy Holdings, Inc. satisfies the second condition because as owner of a 50% profits interest, Global Clean Energy Holdings, Inc. is expected to receive the benefits or the largest amounts of profits and cash distributions allocated by GCE Mexico. The partners’ right to receive a preferred return on their investment does not qualify as a “right to receive residual returns” of GCE Mexico.

The guidance also states that “in a multi-tiered legal-entity structure, a reporting entity should generally begin its evaluation at the lowest-level entity. Each entity within the structure should then be evaluated on a consolidated basis. The attributes and variable interests of the underlying consolidated entities become those of the parent company upon consolidation”.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

GCE Mexico holds, directly, 99% of the voting interest in the subsidiaries pursuant to the Agency Agreement. GCEH’s rights as Manager of GCE Mexico and as the sole Director of the subsidiaries enables GCEH to conclude that these powers, together with the 50% membership interest in GCE Mexico, gives Global Clean Energy Holdings, Inc. a controlling financial interest and therefore is the primary beneficiary.

GCE MEXICO I, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

CURRENT ASSETS	$363,358	$1,184,194
PROPERTY AND EQUIPMENT, NET	14,720,296	14,209,193
DEFERRED GROWING COST	-	3,378,990
OTHER NONCURRENT ASSETS	3,522	7,872

TOTAL ASSETS	$15,087,176	$18,780,249

CURRENT LIABILITIES	$1,008,651	$437,540
LONG-TERM LIABILITIES	15,620,765	12,186,218

TOTAL LIABILITY	$16,629,416	$12,623,758

In March 2013, the Company acquired 100% of all of the outstanding membership interests of Sustainable Oils, LLC, a Delaware limited liability company.  Accordingly, the consolidated financial statements for periods after that acquisition include the assets, liabilities and results of operations of that entity.

Accounting for Agricultural Operations

All costs incurred until the actual planting of the Jatropha Curcas plant are capitalized as plantation development costs, and are included in “Property and Equipment” on the balance sheet. Plantation development costs are being accumulated in the balance sheet during the development period and are accounted for in accordance with accounting standards for Agricultural Producers and Agricultural Cooperatives. The direct costs associated with each farm and the production of the Jatropha revenue streams have been deferred and accumulated as a noncurrent asset, “Deferred Growing Costs”, on the balance sheet. These costs will be recognized as a Cost of Good Sold in the period the revenue is recognized. In 2013, the balance of the Deferred Growing Costs were related to our first Jatropha farm in Mexico and were written off. The trees in certain areas were not expected to produce enough yield or generate enough future revenues to offset the capital expended in a reasonable period of time and, accordingly, an impairment charge was recorded. Other general costs without expected future benefits are expensed when incurred.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventory

The Company uses the FIFO valuation method for its inventories. The Company records no inventories above their acquisition costs. There was no losses related to the valuation of inventory during the year ended December 31, 2013 and $130,038 in losses in 2012.

Concentration of Credit Risk

At December 31, 2013 and 2012, the Company had no cash and cash equivalents in the United States or Mexico in excess of federally-insured limits. The Company had $362,825 excess balances for bank deposits in Mexico at December 31, 2012. The Company has maintained its cash balances at what management considers to be high credit-quality financial institutions.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Property and Equipment

Substantially all property and equipment relate to plantation costs and related equipment to cultivate the Jatropha Curcas plant. Property and equipment are stated at cost. Depreciation of office equipment is computed using the straight-line method over estimated useful lives of 3 to 5 years. Plantation equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years. Depreciation of plantation equipment has been capitalized as part of plantation development costs through the date that the plantation becomes commercially productive. Plantation development costs have been accumulated in the balance sheet during the development period and are being accounted for in accordance with generally accepted accounting principles for agricultural producers and agricultural cooperatives. The initial plantations were deemed to be commercially productive on October 1, 2009, at which date the Company commenced the depreciation of plantation development costs over estimated useful lives of 10 to 35 years, depending on the nature of the development. Developments and other improvements with indefinite lives are capitalized and not depreciated. Other developments that have a limited life and intermediate-life plants that have growth and production cycles of more than one year are depreciated over their respective lives once they are placed in service. During 2013, the Company had land, plantation development costs, and plantation equipment located in Mexico, Belize and the Dominican Republic

Except for costs incurred during the development period of the plantation, normal maintenance and repair items are charged to costs and expensed as incurred. During the development period, maintenance, repairs, and depreciation of plantation equipment have been capitalized as part of the plantation development costs. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in results of operations.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. At December 31, 2013, the Company reviewed its long-lived assets and determined a portion of the Deferred Growing Cost and Plantation Development Costs related to Asideros 1 were impaired. See Note 10 for details.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	For the years ended December 31,
	2013	2012
Net Income (loss)	$(1,921,760)	$63,287

Basic Weighted-Average Common Shares Outstanding	327,107,796	292,244,373
Effect of dilutive securities
Convertible preferred stock - Series B	-	11,818,181
Warrants	-	9,306,783
Options	-	5,593,018
Diluted Weighted-Average Common Shares Outstanding	327,107,796	318,962,355

Basic Income (loss) Per Common Share
Net Income (loss)	(0.0059)	0.0002
Diluted Income (loss) Per Common Share
Net Income (loss)	(0.0059)	0.0002

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share at December 31, 2013, as follows:

	December 31,
	2013	2012

Convertible notes	18,900,000	18,900,000
Convertible preferred stock - Series B	11,818,181	-
Warrants	2,000,000	1,708,184
Compensation-based stock options	69,375,311	54,860,000
	102,093,492	75,468,184

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

Jatropha and Camelina biofuel revenue - The Company’s long-term primary source of revenue currently is expected to be be the sale of seeds from elite lines of Jatropha and/or Camelina used for propagation and the sale of Jatropha oil and biomass in the form of charcoal and/or animal feed.  Revenue will be recognized net of sales or value added taxes and upon transfer of significant risks and rewards of ownership to the buyer. Revenue is not recognized when there are significant uncertainties regarding recovery of the consideration due, associated costs or the possible return of goods.  For the year ended December 31, 2013, the Company had no significant Jatropha or Camelina biofuel revenue.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Advisory services revenue -  The Company provides development and management services to other companies regarding their bio-fuels and/or feedstock-Jatropha development operations, on a fee for services basis.  The advisory services revenue is recognized upon completion of the work in accordance with each advisory contract.

Agricultural subsidies revenue - the Company receives agricultural subsidies from the Mexican government to supplement the farm development and planting of new trees.  Due to the uncertainty of these payments, the revenue is recognized when the payments are received.  We recognize these funds as revenue due to these payments being disbursed to supplement the Company’s income and not as direct payments for any specified farming expense.

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

Foreign Currency

During 2013, the Company had operations located in the United States, Mexico, Dominican Republic and Belize. For these foreign operations, the functional currency is the local country’s currency. Consequently, revenues and expenses of operations outside the United States of America are translated into U.S. dollars using weighted average exchange rates, while assets and liabilities of operations outside the United States of America are translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in equity (deficit) as a component of accumulated other comprehensive loss in the accompanying consolidated financial statements. Foreign currency transaction adjustments are included in other income (expense) in the Company’s results of operations.

The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock Based Compensation

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.  The Company recorded stock based compensation expense related to equity instruments granted as general and administrative expenses in the accompanying consolidated statements of operations.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Comprehensive Income

In June 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The company has included a consolidated statement of comprehensive income for the years ended December 31, 2013 and 2012.

New Account Guidelines

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or evens, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017; however, the adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

Note 2 – Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred loss from continuing operations applicable to its common shareholders of $7,598,406 and $3,275,915 for the year ended December 31, 2013, and 2012, respectively, and has an accumulated deficit applicable to its common shareholders of $28,338,875 at December 31, 2013.  The Company also used cash in operating activities of $1,619,345 and $2,816,849 during the years ended December 31, 2013 and 2012, respectively.  At December 31, 2013, the Company has negative working capital of $6,471,832 and a deficit attributable to its stockholders of $2,703,825.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into new joint ventures, through fees associated with management and development agreements and fees and profit sharing from developing the current business model.  In order to fund its operations, the Company has to date received $21,159,391 in capital contributions from the preferred membership interest in GCE Mexico I, LLC (“GCE Mexico”), has issued mortgages in the total amount of $5,110,189 for the acquisition of land.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  While the Company expects to be successful in this new venture, there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Jatropha Business Venture

The Company entered into the bio-fuels business in 2007 by acquiring certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel, and by entering into certain employment agreements and property management agreements.  Subsequent to entering into these transactions, the Company acquired certain real property in Mexico it believed to be suitable for cultivating the Jatropha plant.  During 2008, GCE Mexico’s subsidiary acquired the land in Mexico for the cultivation of the Jatropha plant.  In July 2009, the Company acquired Technology Alternatives, Limited (“TAL”), a company formed under the laws of Belize that had developed a farm in Belize for cultivation of the Jatropha plant and provided technical advisory services for the propagation of the Jatropha plant.  In March 2010, the Company formed Asideros 2, a Mexican corporation, which has acquired additional land in Mexico adjacent to the land acquired by Asideros 1. In October 2011, the Company formed Asideros 3, a Mexican Corporation, which has acquired land in Mexico close to the land acquired by Asideros 1 and Asideros 2.  All of these transactions are described in further detail in the remainder of the notes.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

LODEMO Agreement

On October 15, 2007, the Company entered into a service agreement with Corporativo LODEMO S.A DE CV, a Mexican corporation (the LODEMO Group), to provide services related to the establishment, development, and day-to-day operations of the Company’s Jatropha Business in Mexico.  The Agreement had a 20-year term but could  be terminated or modified earlier by the Company under certain circumstances. In June 2009, the scope of work previously performed by LODEMO was reduced and modified based upon certain labor functions being provided internally by the Company and by Asideros, the Company’s Mexican subsidiary, on a go-forward basis.  This agreement was cancelled in 2009.  As of December 31, 2013 and as of December 31, 2012, the Company’s financial statements reflect that it owes the LODEMO Group $251,500 for accrued, but unpaid, compensation and cost.  The Company disputes the total of these charges.

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
In addition, two investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two investors who each agreed to make capital contributions to GCE Mexico in installments and as required, fund the development and operations of the Jatropha Farm.  In November 2012, one of the two investors transferred 100% of the interest to the other investor.  The preferred members have made capital contributions of $1,598,688 and $5,620,435 during the years ended December 31, 2013 and 2012, respectively, and total contributions of $21,159,391 have been received by GCE Mexico from these investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the investors, as requested by management and as required by the operation in 2013 and the following years.  The holder of the preferred membership interest is entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of the preferred membership interest.  The preferential return increased by $2,479,148, and $2,055,904 during the years ended December 31, 2013 and 2012, respectively, and totals $7,442,730 since the execution of the LLC Agreement.

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

The Company owed the former shareholders of TAL $526,462 Belize dollars, including capitalized interest of $10,322 Belize Dollars (US $280,170 based on exchange rates in effect on the funding date of May 17, 2013). The holders agreed to accept $195,747 USD as payment in full for the promissory notes when the land was sold on May 17, 2013 at a discounted sales price of $395,000 USD.  The unpaid principal balance of $84,422 of the notes, plus accrued interest of $28,078, was forgiven by the shareholders and written off by the Company.  The related gain on forgiveness is included in Loss on Sale of Investment Held for Sale on the statement of operations. The Gain on forgiveness was netted in our calculations for the Loss on Sale of Investment as the debt would not have been forgiven if the investment had not been sold.  The debt forgiveness was conditional upon the sale of the investment.

The Company dissolved the wholly owned subsidiary, TAL on May 17, 2013.  The prior accumulated decifit of TAL totaling $181,891 was netted out of the Stockholders’ equity as part of the transaction recording the Loss on Sale of Investment Held for Sale.

Note 4 – Property and Equipment

Property and equipment are as follows:

	December 31,
	2013	2012

Land	$4,512,630	$4,539,314
Plantation development costs	10,311,286	9,229,638
Plantation equipment	1,510,878	1,546,971
Office equipment	299,755	108,598

Total cost	16,634,549	15,424,521
Less accumulated depreciation	(1,138,768)	(865,518)

Property and equipment, net	$15,495,781	$14,559,002

Depreciation expense for property and equipment was $280,027 and $267,807 for the years ended December 31, 2013 and 2012, respectively.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 – Intangible Assets

In March 2013, the Company purchased certain intangible assets related to the commercial production of Camelina.  See further discussion on acquisition in Note 10.  The intangible assets include three patents and the related intellectual property associated with these patents.  These intangible assets acquired have an expected useful life of 17 years and are carried at cost less any accumulated amortization and any impairment losses.

Amortization is calculated using the straight-line method to allocate the cost of the intangible assets  over their estimated useful lives of 17 years.  Any future costs associated with the maintenance of these patents with indefinite lives will be capitalized and not amortized.  The Intangible Assets as of the year ended December 31, 2013 is shown in the following table:

	December 31,
	2013	2012

Intangible Assets	4,168,841	-
Less accumulated amortization	(195,892)	-

Intantigle Assets, net	$3,972,950	$-

Amortization expense for intangible assets was $195,892 for the year ended December 31, 2013 and none in 2012.  The estimated amortization expense for the next five years approximates $229,000 annually.

Note 6 – Debt

Notes Payable

On November 1, 2012, the Company entered into a note payable to Mobius in the aggregate amount of $75,000. The note bears interest at 5% and is unsecured. Principal and interest on this Note shall be payable monthly in the amount of $5,000, commencing on May 1, 2013 with the final payment due on September 1, 2014.

Notes Payable to Shareholders

Included in notes payable on the accompanying consolidated balance sheet, the Company has notes payable to certain shareholders in the aggregate amount of $26,000 at December 31, 2013 and December 31, 2012.  The notes originated in 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $52,643 and $49,540, respectively at December 31, 2013 and December 31, 2012, respectively.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Convertible Notes Payable

In March 2010, the Company entered into a securities purchase agreement with the preferred members of GCE Mexico pursuant to which the Company issued senior unsecured convertible promissory notes in the original aggregate principal amount of $567,000 and warrants to acquire an aggregate of 1,890,000 shares of the Company’s common stock.  The Convertible Notes matured on the earlier of (i) March 16, 2012, or (ii) upon written demand of payment by the note holders following the Company’s default thereunder. The maturity date of the Convertible Notes have been extended until March 15, 2015.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each year anniversary of the issuance of the convertible notes.  The Company may at its option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of its common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price for each of the five consecutive trading days immediately preceding the interest payment date.  At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Company’s common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.  The convertible notes rank senior to all other indebtedness of the Company, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by the Company in the ordinary course of business. The Company may not prepay the convertible notes without the prior consent of the Investors.

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

Promissory Notes Payable

In March 2013, the Company issued a secured promissory note in the principal amount of $1,300,000 to Targeted Growth, Inc. for certain Camelina assets.  The purchase occurred concurrently with the acquisition of Sustainable Oils, LLC.  The note bears an interest rate of ten percent (10.0%) per annum, and is payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after, the receipt by the Company of any Qualified Funding; or (b) September 13, 2014 (the “Maturity Date”).  The term “Qualified Funding” means all equity funding in excess of the $800,000, in the aggregate, received by the Company, its subsidiary or an affiliate after the date hereof for its Camelina business. In September 2014, we renegotiated the terms fo the agreement and returned these machines, tractors, and vehicles to Targeted Growth, Inc. in consideration for a reduction of outstanding balance of the Promissory Note and the extension of the maturity date of the Promissory Note to December 31, 2014. The current note is no longer secured by any assets.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Settlement of Liabilities

The Company has settled certain liabilities previously carried on the consolidated balance sheet, which settlements resulted in gains from the extinguishment of liabilities. There was a $50,138 gain on settlement of liabilities for the year ended December 31, 2013, and a gain on settlement of liabilities of $1,013,387 for the year ended December 31, 2012. The gains in 2013 and 2012 were primarily from the settlement or expiration of historic liabilities primarily incurred by prior management in connection with the discontinued pharmaceutical operations. In addition, the Company wrote off certain liabilities that had been extinguished with the passage of time for collection under applicable statutes of limitation laws.

Note 7 - Equity (Deficit)

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

Common Stock

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

A summary of the status of options and compensation-based warrants at December 31, 2013, and changes during the year then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2012	68,608,483	$0.02	4.3 years	$-

Granted	14,100,000	0.01
Exercised	(1,477,089)	0.01
Forfeited	(6,280,000)	0.01
Expired	(5,576,083)	0.03

Outstanding at December 31, 2013	69,375,311	0.02	9.1 years	$-

Exercisable at December 31, 2013	51,346,144	$0.02	3.1 years	-

The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  Options to purchase 14,100,000 shares of common stock were issued in the year ended December 31, 2013 and 13,780,000 in the year ended 2012. The weighted average fair value of stock options issued during the years ended December 31, 2013 and 2012 as $0.015 and $.00916, respectively.   The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the years ended December 31, 2013 and 2012 were risk-free interest rate of 1.30% and .628%, volatility of 181% and 178%, expected life of 5.0 years, and dividend yield of zero. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a December 31, 2013 closing price of $0.01 per share.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Share-based compensation from all sources recorded during the year ended December 31, 2013 and 2012 was $124,492 and $86,015, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of December 31, 2013, there is approximately $148,567 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.29 years.

Stock Warrants

A summary of the status of the warrants outstanding at December 31, 2013, and changes during the year then ended is presented in the following table:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual Life	Value

Outstanding at December 31, 2012	24,585,662	$0.01	.75 years	$-
				314184

Issued	2,000,000	-
Exercised	(4,026,954)	0.01		$(40,270)
Expired	(20,558,708)	0.01		$(205,587)

Outstanding and exercisable at December 31, 2013	2,000,000

Note 9 - Acquisition of Camelina Assets and Sustainable Oils

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

We paid for the Camelina Assets by issuing to Targeted Growth, Inc. (i) a secured promissory note in the principal amount of $1,300,000 (the “Promissory Note” – see note 6 for more details) and (ii) an aggregate of 40,000,000 shares of our common stock.  Of the 40,000,000 shares, 4,000,000 shares will be held by an escrow agent for 15 months following the closing for the purpose of providing a partial security to support the indemnity provisions of the purchase agreement.  All shares were issued in June 2014.

The fair value of the consideration transferred to Targeted Growth, Inc. is in the following table:

Investment in Camelina Assets
N/P to Targeted Growth	1,300,000
Cash (paid out)	100
Common stock issued	800,000
2,100,100

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

Fair Values at
Acquisition
Date
Prepaids and other assets	$260
Inventory	123,585
Intangible Assets	4,168,855
Equipment	190,500
Accounts Payable to UOP	(2,286,727)
Commitment for field testing	(54,034)
Other accounts payable and accrued liabilities	(42,339)
Total net assets of Sustainable Oils	$2,100,100

The value of the acquired identifiable intangible assets of $4,168,855 has been recorded as of the acquisition date of March 13, 2013.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For accounting purposes, the acquisition of the Camelina Assets and all of the membership interests of Sustainable Oils, LLC is treated as the acquisition of Sustainable Oil’s business.  The amounts of Sustainable Oils, LLC 's revenue and earnings included in the Company’s consolidated income statement for the year ended December 31, 2013, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2013 and January 1, 2012, are as follows:

	Revenue	Net Losses
Actual March 13, 2013 - December 31, 2013	$61,588	$(342,587)

2013 Supplemental pro forma from	$332,320	$(1,961,281)
January 1 - December 31, 2013

2012 Supplemental pro forma from	$2,843,917	$195,920
January 1 - December 31, 2012

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

As of December 31, 2013 and 2012, the Company does not have any assets or liabilities measured at fair value on a recurring basis.

Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or fair value accounting or when adjusting carrying values.  Fair value is also used when evaluating impairment on certain assets, including deferred growing costs and property and equipment.

The following is a tabular presentation of assets measured at fair value on a nonrecurring basis along with the level within the hierarchy in which the fair value measurement falls as of December 31, 2013:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Fair Value of Measurements at Reporting
	December 31,	Date Using
Description	2013	Level 1	Level 2	Level 3
Deferred Growing Cost	$-	$-	$-	$-
Plantation Development Cost	10,311,286	-	-	10,311,286
	$10,311,286	$-	$-	$10,311,286

The Company performed an analysis of long-lived assets and has identified certain areas considered to be fallow based on the following condition of the trees: no vegetative growth for the age of the trees, bad origins, bad land preparation, and no resistance to fungus.  The trees are not expected to produce a commercial yield or generate any future revenues.  As such, the Company has identified the costs associated with these areas originally capitalized as Plantation Development Cost and Deferred Growing Cost, which capitalized costs are not expected to be recoverable, and has recognized the following impairment charges for the period ended December 31, 2013 and 2012.

As of December 31, 2013 and 2012, deferred growing costs, with a carrying value of $3,440,904 and $4,562,981, respectively, were written down to the fair value of $0.00 and $3,378,990 resulting in impairment charges of $3,440,904 and $1,183,991, which were included in operating expenses for the respective periods. The Company estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of distribution of product tied to those deferred growing costs. The income based approach utilizes unobservable inputs. Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3.

The Company did not write down any plantation development costs in the year ended December 31, 2013.  During the year ended December 31, 2012, plantation development costs (included in property and equipment), which had a carrying value of $9,685,462 were written down to the fair value of $9,229,638, resulting in an impairment charge of $455,824, which was included in loss from continuing operations for the period.   The Company estimated the fair value of these assets using the income based approach considering the cash flows that would be obtained as a result of the production and distribution of product in areas of continued production. The income based approach utilizes unobservable inputs. Due to the use of unobservable inputs, we classify the fair value of these growing areas within Level 3.

Note 11 - Income Taxes

Income taxes are provided for temporary differences between financial and tax bases of assets and liabilities. The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2013 and 2012:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Rate Reconciliation
	2013	2012
Federal income tax (benefit) at statutory rate (34%)	$(2,552,000)	$(1,114,000)
State income tax (benefit) , net of federal benefit	(100,000)	12,000
Foreign income tax benefit	-	7,000
Losses allocated to preferred members of GCE Mexico	1,971,000	1,151,000
Losses allocated GEHD	15,000	22,000
Share-based compensation	38,000	54,000
Expiration of operating loss and research credit carryforwards	-	75,000
Other differences	5,000	(2,000)
Change in valuation allowance	623,000	(205,000)
Income tax benefit	$-	$-

The components of deferred tax assets and liabilities are as follows at December 31, 2013 and 2012, using a combined deferred income tax rate of 40%:

Components of Net Deferred Taxes
	2013	2012
Net operating loss carryforward	$7,225,000	$6,839,000
Share-based compensation	781,000	692,000
Accrued compensation and other liabilities	647,000	499,000
Impairment of long lived assets	58,000	58,000
Other	(2,000)	(2,000)
Valuation allowance	(8,709,000)	(8,086,000)
Net deferred tax asset	$-	$-

The Company has available net operating losses of approximately $21,052,000 which can be utilized to offset future earnings of the Company. The utilization of the net operating losses are dependent upon the tax laws in effect at the time such losses can be utilized. The loss carryforwards expire between the years 2014 and 2033. Should the Company experience a significant change of ownership, the utilization of net operating losses could be reduced.

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the state of California. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2009. The Company is no longer subject to examination by state tax authorities for tax years before and including December 31, 2008. During the years ended December 31, 2013 and 2012, the Company did not recognize interest and penalties.

Note 12 – Commitments and Contingencies

Commitments

In February 2014, the Company entered into a lease agreement for 1,296 square feet of office space from February 1, 2014 to January 31, 2019. Rent payments range from $2,332.80 to $2,625.59 over the term. Rent expense for the years ended December 31, 2013 and 2012 was $42,982 and $40,880, respectively. The following represents future annual minimum lease payments as of December 31, 2013:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Year Ending
December 31,
2014	$24,495
2015	28,763
2016	29,626
2017	30,515
2018	31,431
Thereafter	2,626
Operating Lease Payable	$147,456

 The Company previously leased an office facility under a noncancelable operating lease, which had an expiration date of December 31, 2013, with $3500.00 due monthly until expiration.

Legal

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights, contractual disputes and other commercial disputes. Any of these claims could subject the Company to litigation. Management believes the outcomes of currently pending claims will not likely have a material effect on the Company’s consolidated financial position and results of operations.

Indemnities and Guarantees

In addition to the indemnification provisions contained in the Company’s organization documents, the Company generally enters into separate indemnification agreements with the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s directors or officers, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessor in connection with its facility lease for certain claims arising from the use of the facility. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Note 13 – Subsequent Event

On July 1, 2014, the Company entered into a Technical Services agreement with two distinct components and scope for a total contracted price of $924,687.  The two components are (1) the Company will complete a comprehensive feasibility and financial analysis on the buisness and economic viability of an expanded Caribbean Energy farm for a contracted fee of $367,598, and; (2) the Company will independently develop and operate  a certified germplasm nursery over a 12 month period for  a contracted fee of $557,089.