Form 10-Q
period 2014-03-31
Global Clean Energy Holdings, Inc.
filed 2014-12-03
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of December 2, 2014, the issuer had 339,187,545 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$265,313	$216,531
Accounts receivable	34,593	38,559
Inventory	38,692	37,296
Other current assets	202,126	157,469
Total Current Assets	540,724	449,855

PROPERTY AND EQUIPMENT, NET	15,634,726	15,495,781

INTANGIBLE ASSETS, NET	3,915,784	3,972,950

OTHER NONCURRENT ASSETS	6,148	7,021

TOTAL ASSETS	$20,097,382	$19,925,607

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,725,806	$3,807,646
Accrued payroll and payroll taxes	1,190,378	1,170,223
Capital lease liability - current portion	818	818
Notes payable - current portion	1,363,736	1,376,000
Convertible notes payable	697,000	567,000
Total Current Liabilities	6,977,738	6,921,687

LONG-TERM LIABILITIES
Accrued interest payable	3,411,860	3,154,826
Accrued return on noncontrolling interest	8,086,402	7,442,730
Notes payable - long term portion	-	-
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	16,608,451	15,707,745

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
339,187,545 issued and outstanding	339,187	339,187
Additional paid-in capital	25,644,337	25,600,050
Accumulated deficit	(28,667,341)	(28,338,875)
Accumulated other comprehensive loss	9,946	(63,020)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(2,673,858)	(2,462,645)
Noncontrolling interests	(814,949)	(241,180)
Total equity	(3,488,807)	(2,703,825)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,097,382	$19,925,607

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months Ended
	March 31,
	2014	2013

Revenue	$78,810	$88,480
Subsidy Income	-	17,147
Total Revenue	78,810	105,627

Operating Expenses
General and administrative	492,356	560,139
Plantation operating costs	27,731	570,156

Total Operating Expenses	520,087	1,130,295

Loss from Operations	(441,277)	(1,024,668)

Other Income (Expenses)
Other income	7	19
Interest expense	(257,033)	(216,755)
Foreign currency transaction gain (loss)	85	-

Net Other Income (Expenses)	(256,941)	(216,736)

Net Loss	(698,218)	(1,241,404)

Less Net Loss Attributable to the Noncontrolling Interest	(369,752)	(1,002,886)

Net Loss Attributable to Global Clean Energy Holdings, Inc.	$(328,466)	$(238,518)

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Net Loss	$(328,466)	$(238,518)

Basic Loss per Common Share:
Net Loss per Common Share	$(0.0010)	$(0.0008)

Basic Weighted-Average Common Shares Outstanding	339,187,545	301,683,502

Diluted Income (Loss) per Common Share:
Net Income (Loss) per Common Share	$(0.0010)	$(0.0008)

Diluted Weighted-Average Common Shares Outstanding	339,187,545	301,683,502
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	March 31,
	2014	2013
Operating Activities
Net loss	$(698,218)	$(1,241,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	(85)	-
Gain on settlement of liabilities	-	-
Share-based compensation	44,287	107,115
Write down of deferred growing cost	-	6,556
Write down of long lived assets	-	15,000
Write down of inventory	-	-
Loss on sale of investment held for sale	-	-
Depreciation and amortization	128,726	67,496
Changes in operating assets and liabilities:
Accounts receivable	4,751	(25,400)
Inventory	(1,357)	(112)
Other current assets	(25,824)	(28,323)
Deferred growing costs	-	-
Accounts payable and accrued expenses	216,153	379,219
Deferred revenue	-	-
Other noncurrent assets	42,204	(5,535)
Net Cash Used in Operating Activities	(289,363)	(725,387)
Investing Activities
Plantation development costs	(207,131)	(552,979)
Purchase of property and equipment	-	(2,608)
Disposal of property and equipment	-	-
Proceeds from sale of property and equipment	-	13,737
Net Cash Used in Investing Activities	(207,131)	(541,850)
Financing Activities
Proceeds from issuance of common stock	-	-
Proceeds from exercise of options and warrants	-	-
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	432,137	819,384
Proceeds from notes payable	130,000	-
Payments on capital leases and notes payable	(12,264)	(14,013)
Net Cash Provided by Financing Activities	549,873	805,371
Effect of exchange rate changes on cash	(4,597)	34,745
Net change in Cash and Cash Equivalents	48,782	(427,121)
Cash and Cash Equivalents at Beginning of Period	216,531	941,579
Cash and Cash Equivalents at End of Period	$265,313	$514,458

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$1,282
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$643,672	$604,670
Acquisitions:
Intangible assets and equipment acquired	$-	$4,077,765
Inventory acquired	-	430,141
Other current assets assumed	-	260
Other current liabilities assumed	-	(2,408,066)
Net assets acquired	$-	$2,100,100
Notes payable issued		$(1,300,000)
Common stock issued		$(800,000)
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Net Loss	$(698,218)	$(1,241,404)

Other comprehensive income (loss)- foreign currency
translation adjustment	80,484	888,584

Comprehensive Loss	(617,734)	(352,820)

Add net loss attributable to the noncontrolling interest	369,752	1,002,886

Add other comprehensive loss (income) attributable to noncontrolling interest	(7,518)	(879,010)

Comprehensive Loss Attributable to
Global Clean Energy Holdings, Inc.	$(255,500)	$(228,944)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

This summary of significant accounting policies is presented to assists the reader in understanding and evaluating the Company’s financial statements.  The financial statements and notes are the representations of the Company’s management, which is responsible for their integrity and objectivity.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., its subsidiaries, and the variable interest entities of GCE Mexico I, LLC a Delaware limited liability company (“GCE Mexico”), and its Mexican subsidiaries (Asideros, Asideros 2 and Asideros 3). The financial statements include the newly acquired Sustainable Oils, LLC, a wholly owned subsidiary, from the acquisition date of March 13, 2013. All significant intercompany transactions have been eliminated in consolidation.

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

Global Clean Energy Holdings, Inc. satisfies the second condition because as owner of a 50% profits interest, Global Clean Energy Holdings, Inc. is expected to receive the benefits or the largest amounts of profits and cash distributions allocated by GCE Mexico. GCEH ownes 1% of Asideros 1, Asideros 2 and Asideros 3, and the balance is owned by GCE Mexico.  Accordingly, we own 50.5% of Asideros 1, Asideros 2 and Asideros 3 either directly or through our common membership interest in GCE Mexico.  The partners’ right to receive a preferred return on their investment does not qualify as a “right to receive residual returns” of GCE Mexico.

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

GCE MEXICO I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)

CURRENT ASSETS	339,900	363,358
PROPERTY AND EQUIPMENT, NET	14,911,720	14,955,982
OTHER NONCURRENT ASSETS	3,522	3,522

TOTAL ASSETS	$15,255,142	$15,322,862

CURRENT LIABILITIES	378,438	1,008,651
LONG-TERM LIABILITIES	16,297,060	15,620,765

TOTAL LIABILITIES	$16,675,498	$16,629,416

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying (a) condensed consolidated Balance Sheet at December 31, 2013 has been derived from audited statements and (b) unaudited condensed consolidated financial statements as of March 31, 2014 and 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K For the year ended December 31, 2013, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2014, may not be indicative of the results that may be expected for the year ending December 31, 2014.

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

Inventory

The Company uses the FIFO valuation method for its inventories, which consist almost entirely of finished goods. The Company records no inventories above their acquisition costs. There were no losses related to the valuation of inventory during the three months ended March 31, 2014.

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

	For the three months ended March 31,
	2014	2013
Net Income (loss)	$(328,466)	$(238,518)

Basic Weighted-Average Common Shares Outstanding	339,187,545	301,683,502
Effect of dilutive securities
Convertible preferred stock - Series B	-	-
Warrants	-	-
Options	-	-
Diluted Weighted-Average Common Shares Outstanding	339,187,545	301,683,502

Basic Income (loss) Per Common Share
Net Income (loss)	(0.0010)	(0.0008)
Diluted Income (loss) Per Common Share
Net Income (loss)	(0.0010)	(0.0008)

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share at March 31, 2014, as follows:

	March 31,
	2014	2013

Convertible notes	18,900,000	18,900,000
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	3,083,332	24,585,662
Compensation-based stock options	72,645,311	69,208,483
	106,446,824	124,512,326

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

Jatropha and Camelina biofuel revenue - The Company’s long-term primary source of revenue currently is expected to be crude Jatropha oil.  Revenue will be recognized net of sales or value added taxes and upon transfer of significant risks and rewards of ownership to the buyer. Revenue is not recognized when there are significant uncertainties regarding recovery of the consideration due, associated costs or the possible return of goods.  For the three months ended March 31, 2014, the Company had no material Jatropha or Camelina biofuel revenue.

Advisory services revenue -  The Company provides development and management services to other companies regarding their bio-fuels and/or feedstock-Jatropha development operations, on a fee for services basis.  The advisory services revenue is recognized upon completion of the work in accordance with each advisory contract.

Agricultural subsidies revenue - the Company receives agricultural subsidies from the Mexican government to supplement the farm development and planting of new trees.  Due to the uncertainty of these payments, the revenue is recognized when the payments are received.  We recognize these funds as revenue due to these payments being disbursed to supplement the Company’s income and not as direct payments for any specified farming expense.  For the three months ended March 31, 2014, the Company had no subsidies revenue.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable and payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the various notes payable and the mortgage notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  See note 10 for additional information regarding assets measured at fair value on a nonrecurring basis.

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

Foreign Currency

During 2014, the Company had operations located in the United States, Mexico and Dominican Republic. For these foreign operations, the functional currency is the local country’s currency. Consequently, revenues and expenses of operations outside the United States of America are translated into U.S. dollars using weighted average exchange rates, while assets and liabilities of operations outside the United States of America are translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in equity (deficit) as a component of accumulated other comprehensive loss in the accompanying consolidated financial statements. Foreign currency transaction adjustments are included in other income (expense) in the Company’s results of operations.

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

Comprehensive Income

In June 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The company has included a consolidated statement of comprehensive income for the three months ended March 31, 2014 and 2013.

New Account Guidelines

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these consolidated financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

Note 2 – Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred losses from operations applicable to its common shareholders of $328,466 and $238,518 for the three months ended March 31, 2014, and 2013, respectively, and has an accumulated deficit applicable to its common shareholders of $28,667,341 at March 31, 2014.  The Company also used cash in operating activities of $289,363 and $725,387 during the three months ended March 31, 2014 and 2013, respectively.  At March 31, 2014, the Company has negative working capital of $6,437,014 and a stockholders’ deficit attributable to its stockholders of $28,667,341.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its new business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the current business model.  In order to fund its operations, the Company has to date received $21,591,528 in capital contributions from the preferred membership interest in GCE Mexico I, LLC (“GCE Mexico”), has issued mortgages in the total amount of $5,110,189 for the acquisition of land.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  While the Company expects to be successful in this new venture, there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In addition, two investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two investors who each agreed to make capital contributions to GCE Mexico in installments and as required, fund the development and operations of the Jatropha Farm.  In November 2012, one of the two investors transferred 100% of the interest to the other investor.  The preferred members have made capital contributions of $432,137 and $819,384 during the three months ended March 31, 2014 and 2013, respectively, and total contributions of $21,591,528 have been received by GCE Mexico from these investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the investors, as requested by management and as required by the operation in 2013 and the following years.  The holder of the preferred membership interest is entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of the preferred membership interest.  The preferential return increased by $643,672, and $604,670 during the three months ended March 31, 2014 and 2013, respectively, and totals $8,086,402 at March 31, 2014.

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

Note 4 – Property and Equipment

Property and equipment are as follows:

	March 31,	December 31,
	2014	2013

Land	$4,512,147	$4,512,630
Plantation development costs	10,523,633	$10,311,286
Plantation equipment	1,510,723	$1,510,878
Office equipment	299,748	$299,755

Total cost	16,846,251	16,634,550
Less accumulated depreciation	(1,211,525)	(1,138,769)

Property and equipment, net	$15,634,726	$15,495,780

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

Note 5 – Intangible Assets

In March 2013, the Company purchased certain intangible assets related to the commercial production of Camelina.  See further discussion on acquisition in Note 9.  The intangible assets include three patents and the related intellectual property associated with these patents.  These intangible assets acquired have an expected useful life of 17 years and are carried at cost less any accumulated amortization and any impairment losses.

Amortization is calculated using the straight-line method to allocate the cost of the intangible assets  over their estimated useful lives of 17 years.  Any future costs associated with the maintenance of these patents with indefinite lives will be capitalized and not amortized.  The Intangible Assets as of March 31, 2014 and December 31, 2013 is shown in the following table:

	March 31,	December 31,
	2014	2013

Intangible Assets	4,168,841	$4,168,841

Less accumulated amortization	(253,057)	(195,892)

Intangible Assets, net	$3,915,784	$3,972,949

Note 6 – Debt

Notes Payable to Shareholders

Included in notes payable on the accompanying consolidated balance sheet, the Company has notes payable to certain shareholders in the aggregate amount of $26,000 at March 31, 2014 and 2013.  The notes originated in 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $53,410 and $49,540, respectively at March 31, 2014 and 2013, respectively.

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

In January 2014, the Company entered into a securities purchase agreement with the third party investors pursuant to which the Company issued senior unsecured contingently convertible promissory notes in the original aggregate principal amount of $130,000 and warrants to acquire an aggregate of 1,083,332 shares of the Company’s common stock.   Interest accrues on the convertible notes at a rate of 8% per annum, and is payable quarterly in cash, in arrears, on each year anniversary of the issuance of the convertible notes.   At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Sustainable Oils’s common stock at a conversion price equal to $0.01448, subject to change based on Sustainable Oils receiving alternative consideration from another investor.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Sustainable Oils’s capital stock.  The relative fair value of the warrants was considered insignificant.

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

Promissory Notes Payable

In March 2013, the Company issued a secured promissory note in the principal amount of $1,300,000 to Targeted Growth, Inc. for certain Camelina assets.  The purchase occurred concurrently with the acquisition of Sustainable Oils, LLC.  The note bears an interest rate of ten percent (10.0%) per annum, and is payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after, the receipt by the Company of any Qualified Funding; or (b) September 13, 2014 (the “Maturity Date”).  The Company has amended the note by extending the maturity date to December 31, 2014 and returning the certain Camelina assets to Targeted Growth, Inc. at the book value of $190,500.  Thus, the outstanding balance of the note was reduced by the value of the assets returned for the same book value of $190,500.  The term “Qualified Funding” means all equity funding in excess of the $800,000, in the aggregate, received by the Company, its subsidiary or an affiliate after the date hereof for its Camelina business.

Note 7 - Equity (Deficit)

Common Stock

In March 2013, the Company issued 40,000,000 shares, at $.02 per share as partial consideration of the business purchase that included certain assets, patents, and other intellectual property and rights related to the development of Camelina sativa as a biofuels feedstock that it acquired.

Note 8 – Stock Options and Warrants

Stock Options and Compensation-Based Warrants

The Company has an incentive stock option plan wherein 40,000,000 shares of the Company’s common stock are reserved for issuance thereunder.

A summary of the status of options and compensation-based warrants at March 31, 2014, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2013	69,375,311	0.02	6.6 years	-

Granted	3,700,000	0.01
Exercised	-	-
Forfeited	(350,000)	0.02
Expired	(80,000)	0.25

Outstanding at March 31, 2014	72,645,311	0.02	8.9 years	$80,830

Vested and Expected to Vest at March 31, 2014	53,468,233	$0.02	2.9 years	$61,907

The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  Options to purchase 3,700,000 shares of common stock were issued in the three months ended March 31, 2014 and 3,450,000 in the three months ended March 31, 2013. The weighted average fair value of stock options issued during the three months ended March 31, 2014 and 2013 as $0.014 and $.015, respectively.   The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the three months ended March 31, 2014 and 2013 were risk-free interest rate of 1.75% and 0.77%, volatility of 130% and 171%, expected life of 8.9 years, and dividend yield of zero. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a March 31, 2014 closing price of $0.014 per share.

Share-based compensation from all sources recorded during the three months ended March 31, 2014 and 2013 was approximately $44,290 and $107,115, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of March 31, 2014, there is approximately $145,090 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.53 years.

Stock Warrants

A summary of the status of the warrants outstanding at March 31, 2014, and changes during the three months ended is presented in the following table:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual life	Value

Outstanding at December 31, 2013	2,000,000	0.01	9.24 years	$20,000

Issued	1,083,332	0.012	2.76 years	$13,000
Exercised	-
Expired	-

Outstanding at March 31, 2014	3,083,332	0.0117	6.80 years	$36,167

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

For accounting purposes, the acquisition of the Camelina Assets and all of the membership interests of Sustainable Oils, LLC is treated as the acquisition of Sustainable Oil’s business.  The amounts of Sustainable Oils, Inc.'s revenue and earnings included in the Company’s consolidated income statement for the three months ended March 31, 2014 and 2013, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2013, are as follows:

	Revenue	Net Losses

2013 Supplemental pro forma from	$92,727	$(261,483)
January 1 - March 31, 2013

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

As of March 31, 2014 and 2013, the Company does not have any assets or liabilities measured at fair value on a recurring basis.

Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or fair value accounting or when adjusting carrying values.  Fair value is also used when evaluating impairment on certain assets, including deferred growing costs and property and equipment.

The following is a tabular presentation of assets measured at fair value on a nonrecurring basis along with the level within the hierarchy in which the fair value measurement falls as of March 31, 2014:

		Fair Value of Measurements at Reporting
	March 31,	Date Using
Description	2014	Level 1	Level 2	Level 3
Deferred Growing Cost	$-	$-	$-	$-
Plantation Development Cost	10,523,633	-	-	10,523,633
	$10,523,633	$-	$-	$10,523,633

The Company has not recognized any impairment charges for the three months ended March 31, 2014 and 2013.

Note 11 – Subsequent Event

On July 1, 2014, the Company entered into a Technical Services agreement with two distinct components and scope for a total contracted price of $924,687. The two components are (1) the Company will complete a comprehensive feasibility and financial analysis on the business and economic viability of an expanded Caribbean Energy farm for a contracted fee of $367,598, and; (2) the Company will independently develop and operate a certified germplasm nursery over a 12 month period for a contracted fee of $557,089.

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

Introductory Comment

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which discuss our business in greater detail.

Throughout this Quarterly Report on Form 10-Q, the terms “GCEH,” “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Delaware corporation and, unless the context indicates otherwise, also includes all of this company's U.S. and foreign wholly-owned subsidiaries through which this company conducts certain of its operations. To the extent applicable, depending on the context of the disclosure, the terms “we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC, a Delaware limited liability company that we manage, and in which we own 50% of the common membership interests, and our wholly owned subsidiary, Sustainable Oils, Inc., a Delaware Corporation, as well as our other subsidiaries.

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

Organizational History

This company was originally incorporated under the laws of the State of Utah on November 20, 1991.  On July 19, 2010, we changed the state of our incorporation from Utah to Delaware.  Our principal executive offices are located at 2790 Skypark Drive, Suite 105, Torrance, CA 90505, and our current telephone number at that address is (310) 641-GCEH (4234).  We maintain a website at: www.gceholdings.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.  Our Sustainable Oils subsidiary also maintains a website at www.susoils.com.  Our Internet websites and the information contained therein, or connected thereto, are not and are not intended to be incorporated into the Annual Report on Form 10-K at December 31, 2013 or into this quarterly report on Form 10-Q.

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

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

Revenues. During the three months ended March 31, 2014 and 2013 we recognized revenue of $78,810 and $105,627, respectively. The revenues that we generated in 2014 and 2013 were derived from Jatropha related advisory services we rendered to third parties and a small amount of government subsidies in 2013.   Revenues received from agricultural subsidies and from the sale of Jatropha products are paid to our GCE Mexico I, LLC subsidiary and are used in its operations in Mexico.  Revenues we generate from Jatropha advisory services and from Camelina operations are used for this company’s operations.

In the short term, our goal is to increase the amount of advisory and management services that we render to third parties in order to generate revenues to fund our corporate working capital needs, and to generate Camelina-related revenues from the Camelina business that we acquired in March 2013.  Our Camelina operations are expected to generate revenues from the sale of Camelina seeds, the sale of Camelina oil, and the sale of the Camelina biomass for use as feed for livestock.  In the longer term, our goal is to substantially increase the revenues derived from the operations of our Jatropha farms, to rapidly ramp up our Camelina operations by increasing the amount of Camelina acreage under plantation in North America, and to continue to generate fees from advisory services that we render to third parties.  We anticipate that revenues for the remainder of 2014 will increase due the sale of renewable charcoal from the restart and scale-up of our biomass processing project in Mexico.

General and Administrative Expenses. Our general and administrative expenses related to the three months ended March 31, 2014 were substantially unchanged from last year’s periods  ($492,356 and $560,139, respectively).  General and administrative expenses principally consist of officer compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).

Plantation (Farm) Operating Costs. For the three months ended March 31, 2014 and 2013, we recorded Plantation Operating Costs from the operations of the farms of $27,731 and $570,156, respectively.  The decrease was mostly due to a work force reduction at our Mexico farms as we scaled back planting of new Jatropha trees at those Mexico farms.

        Other Income/Expense.  Interest expense for the three months ended March 31, 2014 increased slightly from  the same periods in 2013 due to larger outstanding principal balances.

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

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded net losses of $328,466 and $238,518 for the three months ended March 31, 2014 and 2013, respectively.  The amount of advisory and management services that we render at the corporate level, the amount of revenues generated from our Jatropha farms in Mexico, and on the amount of revenues we generate from our new Camelina operations increase our ability to generate net income in the future.  In addition to incurring farm operating expenses in Mexico for our Jatropha operations, we will continue to accrue interest expense on the mortgages that encumber the Tizimin, Mexico, farms.  Although we anticipate that we will generate new revenues from our Camelina operations and that revenues from our Jatropha farm operations will increase, we are unable to forecast if, or when such revenues will exceed our operating expenses.

Liquidity and Capital Resources

As of March 31, 2014, we had $265,313 in cash or cash equivalents and had a working capital deficit of $6,437,014, as compared with $216,531 in cash and a working capital deficit of $5,192,936 as of December 31, 2013.

The amount of cash or cash equivalent balances held at March 31, 2014 represents cash held in our corporate accounts and our joint venture accounts. Of these amounts, only $34,550 may be used for our general corporate purposes, with the remaining balance anticipated to be used in the operations of the Tizimin, Mexico farms owned by the GCE Mexico I, LLC joint venture.  As a result, the GCE Mexico I, LLC funds will not be available to us for our corporate working capital or other purposes, and are not available to us to reduce our indebtedness.  In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of assets, the sale of additional securities, additional borrowings, or from an increase in operating revenues. Outstanding indebtedness at March 31, 2014 totaled $23,586,189. The existence of the foregoing working capital deficit and total current and long term liabilities may negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.  We incurred losses of $698,218 and $1,241,404 for the three months ended March 31, 2014 and March 31, 2013 respectively, and have an accumulated deficit applicable to its common shareholders of $28,667,341 at March 31, 2014.

On July 1, 2014, the Company entered into a Technical Services agreement with two distinct components and scope for a total contracted price of $924,687. The two components are (1) the Company will complete a comprehensive feasibility and financial analysis on the buisness and economic viability of an expanded Caribbean Energy farm for a contracted fee of $367,598, and; (2) the Company will independently develop and operate a certified seed nursery over a 12 month period for a contracted fee of $557,089.  The purpose of our advisory client funding the certified seed nursery is that they anticpate that, with approval of a feasibility report, financing will be provided for the development of a 25,000 acre Jatropha project.  We anticipate that that we will continue to receive advisory service fees in the near term, although the amount of such fees will depend on our ability to enter into new agreements.  The amount of cash on hand and the advisory service clients may be sufficient to fund our working capital needs for the next twelve months.

Our business plan contemplates that we will (i) continue to develop our Jatropha business and operations, which includes replanting portions of our existing farms in Mexico (including possibly developing and cultivating our third Jatropha farm in Mexico), and (ii) diversify our biofuel energy crop revenues from new revenues generated by our new Camelina operations, as follows:

Farming Operations.  Because Jatropha is such a novel crop, our Jatropha operations are still considered to be in the development stage even though we have planted significant amounts of land over the past years.  To date, revenues from our Jatropha farms located in Mexico have not met our initial expectations for various reasons, including increased disease pressure, dramatic variations in weather and under-performance of certain varieties.  We have been addressing these issues and we anticipate that revenues from the Jatropha farms we currently own through our GCE Mexico I, LLC joint venture in Mexico will increase during the next 12 months and continue to increase and become more significant thereafter.  The operational expenses of the Jatropha farms in Mexico are substantial and exceed the amount of revenues that the farms are expected to generate from operations this year.  Our Partner in GCE Mexico has approved the 2014 operating budget and has committed to funding the cash requirements for the 2014 operating expenses of GCE Mexico.  Based on these assurances, we anticipate that we will have sufficient funds to operate our Mexico farms in 2014.  In addition, the Mexico government has issued a permit to re-commence the processing and sale of charcoal.  We have already begun shipping product .  Sales of charcoal are expected to partially offset or operating expenses in Mexico.  No assurance can, however, be given that the costs of operating the Mexico farms will not exceed our budget, or that our GCE Mexico investor will, in fact, fund the budgeted amounts.

Even if operations of the three Jatropha farms owned through GCE Mexico improve during the next year as expected and, therefore, that the joint venture will generate revenues, we do not project that any cash distributions will be made to Global Clean Energy Holdings, Inc. for several years.  Under our agreements with our GCE Mexico investors, all net cash generated from the Jatropha operations that are conducted through GCE Mexico must first be used to fund the operations of those farms, and any excess must thereafter be used to repay the capital contributed by our joint venture investors (plus their preferred return).  The total amount of capital and the preferred return that must be paid to our joint venture investors before funds are distributed to us currently is in excess of $29,000,000 as of March 31, 2014.  As a result, the improving operations of the Mexico farms will not produce short-term cash or improve our liquidity, nor will the improving operations of the Mexico farms generate funds that we can use for our business plan, for working capital purposes, or for the acquisition of additional Jatropha or other biofuel feedstock farms.  Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional Jatropha farms for our own account.  Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil  or from other financing activities, such as debt financing, strategic partnerships and/or joint ventures.

Camelina Operations.  In March 2013, we acquired the business and assets of Sustainable Oils, LLC, a company that has been engaged in developing Camelina products since 2007.  Sustainable Oils has generated over $20 million in revenues during the past three years, but has incurred a loss of approximately $5.8 million during that time.  The new Camelina operations will require a significant amount of additional cash to scale up its operations and to reach profitable operations.  We will operate the Camelina business that we acquired through a subsidiary Sustainable Oils LLC, which we capitalized with the Sustainable Oils intellectual properties and operating assets that we recently purchased.  Furthermore, our goal is to fund the operations and expansion of the Camelina operations with new debt or equity that we are in the process of raising specifically for the Camelina subsidiary.  We have been in discussions with a number of sources for the additional funding, but we have not entered into any binding arrangements for the desired amount of new funding.  No assurance can be given that we will obtain the additional capital necessary to operate and grow our new Camelina operations.  In the event that we do not obtain the necessary amount of financing to properly operate and scale up our new Camelina operations, those operations are expected to continue to operate at a loss.

As partial consideration for the Camelina assets that we purchased in March 2013, we issued a $1,300,000 promissory note.  The promissory note bears simple interest at the rate of ten percent (10.0%) per annum, and is payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after a Qualified (equity) Funding; or (b) September 13, 2014 and has been extended to December 31, 2014.  The term “Qualified Funding” means all equity funding in excess of the $800,000, in the aggregate, received by us for our Camelina business.  Our obligations under the promissory note are secured by a first priority lien on certain tangible assets included in the purchase of the Camelina assets.  The promissory note is a full recourse obligation. However, the holder of the promissory note has agreed that if the holder has to pursue the collection of amounts due under the promissory note, the holder will not seize or take any action to collect any amounts due and owing against any of the Company’s assets (including its cash) related to a line of business other than the Camelina business. In September 2014, we renegotiated the terms of the note and agreed to return certain tangible assets that constituted the collateral under the promissory note to the holder of the promissory note in exchange for a reduction of the amount owed under the promissory note and an extension of the maturity date to December 31, 21014. The promissory note is no longer secured by any tangible assets.

Other Potential Source of Liquidity.

We are entitled to receive royalty payments from the legacy pharmaceutical assets we sold in 2009 to Curadis GmbH.  In February 2012, Curadis GmbH informed us that it has licensed certain of the technologies that we sold to it, and, as a result that we will be receiving a royalty of 4.5% of all net sales of products sold using the licensed technology.  Certain of the intellectual property that we sold to Curadis will revert to us if royalties from those assets do not exceed 300,000 euros by December 31, 2014.  In 2013 we received $903 from Curadis under this new licensing arrangement and none in 2014.

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base
101.DEF	XBRL Taxonomy Extension Definition Link base Document
101.LAB	XBRL Taxonomy Extension Label Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.
December 3, 2014	By: /s/ RICHARD PALMER President and Chief Executive Officer (Principal Executive Officer)
By: /s/ DONNA REILLY Chief Financial Officer (Principal Financial and Accounting Officer)