Form 10-Q
period 2014-06-30
Global Clean Energy Holdings, Inc.
filed 2015-01-05
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of December___, 2014, the issuer had 339,187,545 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$400,167	$216,531
Accounts receivable	14,830	38,559
Inventory	33,636	37,296
Other current assets	244,536	157,469
Total Current Assets	693,169	449,855

PROPERTY AND EQUIPMENT, NET	15,680,648	15,495,781

INTANGIBLE ASSETS, NET	3,858,618	3,972,950

OTHER NONCURRENT ASSETS	6,177	7,021

TOTAL ASSETS	$20,238,612	$19,925,607

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,793,272	$3,807,646
Accrued payroll and payroll taxes	1,233,420	1,170,223
Capital lease liability - current portion	825	818
Notes payable - current portion	1,363,736	1,376,000
Convertible notes payable	697,000	567,000
Total Current Liabilities	7,088,253	6,921,687

LONG-TERM LIABILITIES
Accrued interest payable	3,790,264	3,154,826
Accrued return on noncontrolling interest	8,748,647	7,442,730
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	17,649,100	15,707,745

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
339,187,545 and 293,683,502 issued and outstanding	339,187	339,187
Additional paid-in capital	25,644,336	25,600,050
Accumulated deficit	(29,014,609)	(28,338,875)
Accumulated other comprehensive loss	(24,653)	(63,020)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(3,055,726)	(2,462,645)
Noncontrolling interests	(1,443,015)	(241,180)
Total Stockholders' Deficit	(4,498,741)	(2,703,825)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,238,612	$19,925,607

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the six months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$166,894	$15,460	$245,704	$103,940
Subsidy Income	962	33,368	962	50,515
Total Revenue	167,856	48,828	246,666	154,455

Operating Expenses
General and administrative	583,310	681,024	1,075,666	1,241,163
Loss on sale of investment held for sale	-	178,896	-	178,896
Plantation operating costs	34,493	47,677	62,224	617,833

Total Operating Expenses	617,803	907,597	1,137,890	2,037,892

Loss from Operations	(449,947)	(858,769)	(891,224)	(1,883,437)

Other Income (Expenses)
Other income	2	4	8	23
Interest expense	(344,951)	(241,651)	(601,984)	(458,406)
Foreign currency transaction gain (loss)	(0)	-	85	515

Net Other Income (Expenses)	(344,949)	(241,647)	(601,891)	(457,868)

Net Loss	(794,896)	(1,100,416)	(1,493,115)	(2,341,305)

Less Net Loss Attributable to the Noncontrolling Interest	(447,628)	(362,538)	(817,380)	(1,365,424)

Net Loss Attributable to Global Clean Energy Holdings, Inc.	$(347,268)	$(737,878)	$(675,735)	$(975,881)

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Net Loss	$(347,268)	$(737,878)	$(675,735)	$(975,881)

Basic and diluted Loss per Common Share:
Net Loss per Common Share	$(0.0010)	$(0.0022)	$(0.0020)	$(0.0032)

Basic and diluted Weighted-Average Common Shares Outstanding	339,187,545	333,683,502	339,187,545	301,683,502

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	June 30,
	2014	2013
Operating Activities
Net loss	$(1,493,115)	$(2,341,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	(85)	(515)
Share-based compensation	44,287	204,557
Write down of deferred growing cost	-	6,656
Write down of long lived assets	-	15,000
Loss on sale of investment held for sale	-	178,896
Depreciation and amortization	256,062	227,081
Changes in operating assets and liabilities:
Accounts receivable	25,655	(3,000)
Inventory	3,713	5,503
Other current assets	(20,514)	48,096
Accounts payable and accrued expenses	658,343	571,765
Other noncurrent assets	260	6,627
Net Cash Used in Operating Activities	(525,394)	(1,080,639)
Investing Activities
Plantation development costs	(212,956)	(789,435)
Purchase of property and equipment	-	(3,118)
Proceeds from sale of property and equipment	-	187,212
Net Cash Used in Investing Activities	(212,956)	(605,341)
Financing Activities
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	796,435	1,310,030
Proceeds from notes payable	130,000	-
Payments on capital leases and notes payable	(12,264)	(31,937)
Net Cash Provided by Financing Activities	914,171	1,278,093
Effect of exchange rate changes on cash	7,814	122,392
Net change in Cash and Cash Equivalents	183,635	(285,495)
Cash and Cash Equivalents at Beginning of Period	216,531	941,579
Cash and Cash Equivalents at End of Period	$400,166	$656,084

Supplemental Disclosures of Cash Flow Information:
Cash (received)/paid for income tax	$1,029	$(764)
Cash paid for interest	$-	$1,282
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$1,305,917	$1,220,324
Acquisitions:
Intangible assets and equipment acquired	$-	$4,077,765
Inventory acquired	-	430,141
Other current assets assumed	-	260
Other current liabilities assumed	-	(2,408,066)
Net assets acquired	$-	$2,100,100
Notes payable issued		$(1,300,000)
Common stock issued		$(800,000)
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Loss	$(794,896)	$(1,100,416)	$(1,493,115)	$(2,341,305)

Other comprehensive income (loss)- foreign currency translation adjustment	(34,599)	(626,484)	45,885	262,100

Comprehensive Loss	(829,495)	(1,726,900)	(1,447,230)	(2,079,205)

Add net loss attributable to the noncontrolling interest	447,628	362,538	817,380	1,365,424

Add other comprehensive loss (income) attributable to noncontrolling interest	-	658,269	(7,518)	(220,741)

Comprehensive Loss Attributable to Global Clean Energy Holdings, Inc.	$(381,868)	$(706,093)	$(637,369)	$(934,521)

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

Principles of Consolidation

The condensed consolidated financial statements, the (“financial statements”) include the accounts of Global Clean Energy Holdings, Inc., its subsidiaries, and the variable interest entities of GCE Mexico I, LLC a Delaware limited liability company (“GCE Mexico”), and its Mexican subsidiaries (Asideros, Asideros 2 and Asideros 3). The financial statements include Sustainable Oils, Inc., a wholly owned subsidiary, from the acquisition date of March 13, 2013. All significant intercompany transactions have been eliminated in consolidation.

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

Global Clean Energy Holdings, Inc. satisfies the second condition because as owner of a 50% profits interest, Global Clean Energy Holdings, Inc. is expected to receive the benefits or the largest amounts of profits and cash distributions allocated by GCE Mexico. GCEH ownes 1% of Asideros 1, Asideros 2 and Asideros 3, and the balance is owned by GCE Mexico.  Accordingly, GCEH owns 50.5% of Asideros 1, Asideros 2 and Asideros 3 either directly or through our common membership interest in GCE Mexico.  The partners’ right to receive a preferred return on their investment does not qualify as a “right to receive residual returns” of GCE Mexico.

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

GCE MEXICO I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)

CURRENT ASSETS	463,013	339,900
PROPERTY AND EQUIPMENT, NET	15,063,497	14,911,720
OTHER NONCURRENT ASSETS	3,551	3,522

TOTAL ASSETS	$15,530,061	$15,255,142

CURRENT LIABILITIES	299,296	378,438
LONG-TERM LIABILITIES	17,278,317	16,297,060

TOTAL LIABILITIES	$17,577,613	$16,675,498

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying (a) condensed consolidated balance sheet at December 31, 2013 has been derived from audited statements and (b) the unaudited condensed consolidated financial statements as of June 30, 2014 and 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K For the year ended December 31, 2013, as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2014, may not be indicative of the results that may be expected for the year ending December 31, 2014.

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

Inventory

The Company uses the FIFO valuation method for its inventories, which consist almost entirely of finished goods. The Company records no inventories above their acquisition costs. There were no losses related to the valuation of inventory during the six months ended June 30, 2014.

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

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net Income (loss)	$(347,268)	$(737,878)	$(675,735)	$(975,881)

Basic Weighted-Average Common Shares Outstanding	339,187,545	333,683,502	339,187,545	301,683,502
Effect of dilutive securities
Convertible preferred stock - Series B	-	-	-	-
Warrants	-	-	-	-
Options	-	-	-	-
Diluted Weighted-Average Common Shares Outstanding	339,187,545	333,683,502	339,187,545	301,683,502

Basic and diluted loss Per Common Share	(0.0010)	(0.0022)	(0.0020)	(0.0032)

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share at June 30, 2014, as follows:

	June 30,
	2014	2013

Convertible notes	18,900,000	18,900,000
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	3,083,332	24,585,662
Compensation-based stock options and warrants	72,645,311	69,208,483
	106,446,824	124,512,326

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

Jatropha and Camelina biofuel revenue - The Company’s long-term primary source of revenue currently is expected to be crude Jatropha oil.  Revenue will be recognized net of sales or value added taxes and upon transfer of significant risks and rewards of ownership to the buyer. Revenue is not recognized when there are significant uncertainties regarding recovery of the consideration due, associated costs or the possible return of goods.  For the six months ended June 30, 2014, the Company had no material Jatropha or Camelina biofuel revenue.

Advisory services revenue -  The Company provides development and management services to other companies regarding their bio-fuels and/or feedstock-Jatropha development operations, on a fee for services basis.  The advisory services revenue is recognized upon completion of the work in accordance with each advisory contract.

Agricultural subsidies revenue - the Company receives agricultural subsidies from the Mexican government to supplement the farm development and planting of new trees.  Due to the uncertainty of these payments, the revenue is recognized when the payments are received.  We recognize these funds as revenue due to these payments being disbursed to supplement the Company’s income and not as direct payments for any specified farming expense.  For the six months ended June 30, 2014, the Company had limited subsidies revenue.

Long lived assets.

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

Foreign Currency

During 2014, the Company had operations located in the United States, Mexico and the Dominican Republic. For these foreign operations, the functional currency is the local country’s currency. Consequently, revenues and expenses of operations outside the United States of America are translated into U.S. dollars using weighted average exchange rates, while assets and liabilities of operations outside the United States of America are translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in equity (deficit) as a component of accumulated other comprehensive loss in the accompanying consolidated financial statements. Foreign currency transaction adjustments are included in other income (expense) in the Company’s results of operations.

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

Comprehensive Income

In June 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The company has included a consolidated statement of comprehensive income for the six months ended June 30, 2014 and 2013.

New Account Guidelines

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

Note 2 – Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred losses from operations applicable to its common shareholders of $675,735 and $975,881 for the six months ended June 30, 2014, and 2013, respectively, and has an accumulated deficit applicable to its common shareholders of $29,014,609 at June 30, 2014.  The Company also used cash in operating activities of $525,393 and $1,080,638 during the years ended June 30, 2014 and 2013, respectively.  At June 30, 2014, the Company has negative working capital of $6,395,084.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the current business model.  In order to fund its operations, the Company has received $21,955,826 in capital contributions from the preferred membership interest in GCE Mexico I, LLC (“GCE Mexico”), has issued mortgages in the total amount of $5,110,189 for the acquisition of land through June 30, 2014.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  While the Company expects to be successful in this new venture, there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In addition, two investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two investors who each agreed to make capital contributions to GCE Mexico in installments and as required, fund the development and operations of the Jatropha Farm.  In November 2012, one of the two investors transferred 100% of the interest to the other investor.  The preferred members have made capital contributions of $796,435 and $1,310,030 during the six months ended June 30, 2014 and 2013, respectively, and total contributions of $21,955,826 have been received by GCE Mexico from these investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the investors, as requested by management and as required by the operation in 2013 and the following years.  The holder of the preferred membership interest is entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of the preferred membership interest.  The preferential return increased by $1,305,917, and $1,220,324 during the six months ended June 30, 2014 and 2013, respectively, and totals $8,748,647 at June 30, 2014.

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

Note 4 – Property and Equipment

Property and equipment are as follows:

	June 30,	December 31,
	2014	2013

Land	$4,550,210	$4,512,630
Plantation development costs	10,595,936	$10,311,286
Plantation equipment	1,711,880	$1,510,878
Office equipment	109,643	$299,755

Total cost	16,967,667	16,634,549
Less accumulated depreciation	(1,287,019)	(1,138,768)

Property and equipment, net	$15,680,648	$15,495,781

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

Amortization is calculated using the straight-line method to allocate the cost of the intangible assets  over their estimated useful lives of 17 years.  Any future costs associated with the maintenance of these patents with indefinite lives will be capitalized and not amortized.  The intangible assets as of the year ended June 30, 2014 is shown in the following table:

	June 30,	December 31,
	2014	2013

Intangible Assets	4,168,841	$4,168,841

Less accumulated amortization	(310,223)	(195,891)

Intangible Assets, net	$3,858,618	$3,972,950

Note 6 – Debt

Notes Payable to Shareholders

Included in notes payable on the accompanying consolidated balance sheet, the Company has notes payable to certain shareholders in the aggregate amount of $26,000 at June 30, 2014 and 2013.  The notes originated in 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $54,185 and $51,074, respectively at June 30, 2014 and 2013, respectively.  The company is currently in discussions with the lender related to the accrued interest balance as of June 30, 2014,

Convertible Notes Payable

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

Promissory Notes Payable

In March 2013, the Company issued a secured promissory note in the principal amount of $1,300,000 to Targeted Growth, Inc. for certain Camelina assets.  The purchase occurred concurrently with the acquisition of Sustainable Oils, LLC.  The note bears an interest rate of ten percent (10.0%) per annum, and is payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after, the receipt by the Company of any Qualified Funding; or (b) September 13, 2014 (the “Maturity Date”).  In September 2014, the Company amended the note by extending the maturity date to December 31, 2014 and returning the certain Camelina assets to Targeted Growth, Inc. at the book value of $190,500.  Thus, the outstanding balance of the note was reduced by the value of the assets returned for the same book value of $190,500.  The term “Qualified Funding” means all equity funding in excess of the $800,000, in the aggregate, received by the Company, its subsidiary or an affiliate after the date hereof for its Camelina business. The Company is currently in discussions with Targeted Growth, Inc. to re-negotiate the terms of the Promissory Note.

Note 7 – Stock Options and Warrants

Stock Options and Compensation-Based Warrants

The Company has an incentive stock option plan wherein 40,000,000 shares of the Company’s common stock are reserved for issuance thereunder.

A summary of the status of options and compensation-based warrants at June 30, 2014, and changes during the six months then ended is presented in the following table

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2013	69,375,311	0.02	6.6 years	-

Granted	3,700,000	0.01
Exercised	-	-
Forfeited	(350,000)	0.02
Expired	(80,000)	0.25

Outstanding at June 30, 2014	72,645,311	0.02	8.3 years	$27,872

Vested and Expected to Vest at June 30, 2014	53,468,233	$0.02	2.7 years	$21,347

The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  Options to purchase 3,700,000 shares of common stock were issued in the six months ended June 30, 2014. The weighted average fair value of stock options issued during the six months ended June 30, 2014 as $0.011.   The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the six months ended June 30, 2014 were risk-free interest rate of 0.77%, volatility of 175%, expected life of 8.3 years, and dividend yield of zero. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a June 30, 2014 closing price of $0.011 per share.

Share-based compensation from all sources recorded during the six months ended June 30, 2014 and 2013 was approximately $44,287 and $204,557, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of June 30, 2014, there is approximately $118,752 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.89 years.

Stock Warrants

A summary of the status of the warrants outstanding at June 30, 2014, and changes during the six months ended is presented in the following table:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual life	Value

Outstanding at December 31, 2013	2,000,000	0.01	9.24 years	$20,000

Issued	1,083,332	0.012	2.51 years	-
Exercised	-
Expired	-

Outstanding at June 30, 2014	3,083,332	0.0117	6.56 years	-

Note 8 - Acquisition of Camelina Assets and Sustainable Oils

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

For accounting purposes, the acquisition of the Camelina Assets and all of the membership interests of Sustainable Oils, LLC is treated as the acquisition of Sustainable Oil’s business.  The amounts of Sustainable Oils, Inc.'s revenue and earnings included in the Company’s consolidated income statement for the six months ended June 30, 2014 and 2013, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2013, are as follows:

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

Note 9 – Fair Value Measurements

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

As of June 30, 2014 and 2013, the Company does not have any assets or liabilities measured at fair value on a recurring basis.

Note 10 – Subsequent Event

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

•
Own, operate and manage farms in a joint venture (JV) with either strategic partners or financial investors.  We currently own three and six Jatropha farms in Mexico under such joint ownership arrangements:

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

Results of Operations

Revenues. During the three and six months ended June 30, 2014 and 2013 we recognized revenue of $167,856 and $246,666, respectively, as compared with $48,828 and $154,455 for the same periods in 2013. The revenues that we generated in 2014 and 2013 were derived from Jatropha related advisory services we rendered to third parties and a small amount of government subsidies in 2013.   Revenues received from agricultural subsidies and from the sale of Jatropha products are paid to our GCE Mexico I, LLC subsidiary and are used in its operations in Mexico.  Revenues we generate from Jatropha advisory services and from Camelina operations are used for this company’s operations.

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

General and Administrative Expenses. During the three and six months ended June 30, 2014 and 2013 we recognized general and administrative expenses of $583,310 and $1,075,666, respectively, as compared with $681,024 and $1,241,163 for the same periods in 2013.  General and administrative expenses principally consist of officer compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).

Plantation (Farm) Operating Costs. For the three and six months ended June 30, 2014 and 2013, we recorded Plantation Operating Costs from the operations of the farms of $34,493 and $62,224, respectively as compared with $47,677 and $617,833.  The decrease was mostly due to scaling back the planting of new Jatropha trees at our Mexico farms.

Other Income/Expense.  Interest expense for the three and six months ended June 30, 2014 increased slightly from the same periods in 2013 due to larger outstanding principal balances.

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

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded net losses of $347,269 and $675,735 for the three and six months ended June 30, 2014, respectively as compared with $737,878 and $975,881 in the same periods of 2013.  The amount of advisory and management services that we render at the corporate level, the amount of revenues generated from our Jatropha farms in Mexico, and on the amount of revenues we generate from our new Camelina operations increase our ability to generate net income in the future.  In addition to incurring farm operating expenses in Mexico for our Jatropha operations, we will continue to accrue interest expense on the mortgages that encumber the Tizimin, Mexico, farms.  We anticipate that we will generate new revenues from our Camelina operations and that revenues from our Jatropha farm operations will increase.

Liquidity and Capital Resources

As of June 30, 2014, we had $400,167 in cash or cash equivalents and had a working capital deficit of $6,395,084, as compared with $216,531 in cash and a working capital deficit of $5,192,936 as of December 31, 2013.

The amount of cash or cash equivalent balances held at June 30, 2014 represents cash held in our corporate accounts and our joint venture accounts. Of these amounts, only $42,394 may be used for our general corporate purposes, with the remaining balance anticipated to be used in the operations of the Tizimin, Mexico farms owned by the GCE Mexico I, LLC joint venture.  As a result, the GCE Mexico I, LLC funds will not be available to us for our corporate working capital or other purposes, and are not available to us to reduce our indebtedness.  In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of assets, the sale of additional securities, additional borrowings, or from an increase in operating revenues. Outstanding indebtedness at June 30, 2014 totaled $24,737,354. The existence of the foregoing working capital deficit and total current and long term liabilities may negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.  We incurred losses of $347,269 and $675,735 for the three and six months ended June 30, 2014, respectively, as compared to $737,878 and $975,881, and have an accumulated deficit applicable to its common shareholders of $29,014,609 at June 30, 2014.

On July 1, 2014, the Company entered into a Technical Services agreement with two distinct components and scope for a total contracted price of $924,687. The two components are (1) the Company will complete a comprehensive feasibility and financial analysis on the business and economic viability of an expanded Caribbean Energy farm for a contracted fee of $367,598, and; (2) the Company will independently develop and operate a certified seed nursery over a 12 month period for a contracted fee of $557,089.  The purpose of our advisory client funding the certified seed nursery is that they anticipate that, with approval of a feasibility report, financing will be provided for the development of a 25,000 acre Jatropha project.  We anticipate that that we will continue to receive advisory service fees in the near term, although the amount of such fees will depend on our ability to enter into new agreements.  The amount of cash on hand and the advisory service clients may be sufficient to fund our working capital needs for the next twelve months.

Our business plan contemplates that we will (i) continue to develop our Jatropha business and operations, which includes replanting portions of our existing farms in Mexico (including developing and cultivating our third Jatropha farm in Mexico), and (ii) diversify our biofuel energy crop revenues from new revenues generated by our new Camelina operations, as follows:

Farming Operations.  Because Jatropha is such a novel crop, our Jatropha operations are still considered to be in the development stage even though we have planted significant amounts of land over the past years.  To date, revenues from our Jatropha farms located in Mexico have not met our initial expectations for various reasons, including increased disease pressure, dramatic variations in weather and under-performance of certain varieties.  We have been addressing these issues and we anticipate that revenues from the Jatropha farms we currently own through our GCE Mexico I, LLC joint venture in Mexico will increase during the next 12 months and continue to increase and become more significant thereafter.  The operational expenses of the Jatropha farms in

Mexico are substantial and exceed the amount of revenues that the farms are expected to generate from operations this year.  Our Partner in GCE Mexico has approved the 2014 operating budget and has committed to funding the cash requirements for the 2014 operating expenses of GCE Mexico.  Based on these assurances, we anticipate that we will have sufficient funds to operate our Mexico farms in 2014.  In addition, the Mexican government has issued a permit to re-commence the processing and sale of charcoal.  We have already begun shipping product.  Sales of charcoal are expected to partially offset or operating expenses in Mexico.  No assurance can, however, be given that the costs of operating the Mexico farms will not exceed our budget, or that our GCE Mexico investor will, in fact, fund the budgeted amounts.

Even if operations of the three Jatropha farms owned through GCE Mexico improve during the next year as expected and, therefore, that the joint venture will generate revenues, we do not project that any cash distributions will be made to Global Clean Energy Holdings, Inc. for several years.  Under our agreements with our GCE Mexico investors, all net cash generated from the Jatropha operations that are conducted through GCE Mexico must first be used to fund the operations of those farms, and any excess must thereafter be used to repay the capital contributed by our joint venture investors (plus their preferred return).  The total amount of capital and the preferred return that must be paid to our joint venture investors before funds are distributed to us currently is in excess of $29,000,000 as of June 30, 2014.  As a result, the improving operations of the Mexico farms will not produce short-term cash or improve our liquidity, nor will the improving operations of the Mexico farms generate funds that we can use for our business plan, for working capital purposes, or for the acquisition of additional Jatropha or other biofuel feedstock farms.  Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional Jatropha farms for our own account.  Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil or from other financing activities, such as debt financing, strategic partnerships and/or joint ventures.

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

Other Potential Source of Liquidity. We are entitled to receive royalty payments from the legacy pharmaceutical assets we sold in 2009 to Curadis GmbH.  In February 2012, Curadis GmbH informed us that it has licensed certain of the technologies that we sold to it, and, as a result that we will be receiving a royalty of 4.5% of all net sales of products sold using the licensed technology.  Certain of the intellectual property that we sold to Curadis will revert to us if royalties from those assets do not exceed 300,000 euros by December 31, 2014.  In 2013, we received $903 from Curadis under this new licensing arrangement and none in 2014.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base
101.DEF	XBRL Taxonomy Extension Definition Link base Document
101.LAB	XBRL Taxonomy Extension Label Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December __, 2014
GLOBAL CLEAN ENERGY HOLDINGS, INC.

By: /s/ RICHARD PALMER
Chief Executive Officer

By: /s/ DONNA REILLY
Chief Financial Officer