Form 10-Q
period 2014-09-30
Global Clean Energy Holdings, Inc.
filed 2015-01-20
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of January 20, 2015, the issuer had 339,187,545 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I
ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$313,452	$216,531
Accounts receivable	129,753	38,559
Inventory	34,339	37,296
Other current assets	174,912	157,469
Total Current Assets	652,456	449,855

PROPERTY AND EQUIPMENT, NET	15,053,855	15,495,781

INTANGIBLE ASSETS, NET	3,789,030	3,972,950

OTHER NONCURRENT ASSETS	6,039	7,021

TOTAL ASSETS	$19,501,380	$19,925,607

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,715,074	$3,807,646
Accrued payroll and payroll taxes	1,260,514	1,170,223
Capital lease liability - current portion	793	818
Notes payable - current portion	1,374,825	1,376,000
Convertible notes payable	697,000	567,000
Total Current Liabilities	7,048,206	6,921,687

LONG-TERM LIABILITIES
Accrued interest payable	3,881,508	3,154,826
Accrued return on noncontrolling interest	9,420,592	7,442,730
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	18,412,289	15,707,745

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued (aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
339,187,545 issued and outstanding	339,187	339,187
Additional paid-in capital	25,644,337	25,600,050
Accumulated deficit	(28,956,385)	(28,338,875)
Accumulated other comprehensive loss	(93,190)	(63,020)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(3,066,038)	(2,462,645)
Noncontrolling interests	(2,893,077)	(241,180)
Total Stockholders' Deficit	(5,959,115)	(2,703,825)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,501,380	$19,925,607

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the nine months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$495,796	$59,903	$741,500	$163,843
Subsidy Income	284	-	1,246	50,515
Total Revenue	496,080	59,903	742,746	214,358

Operating Expenses
General and administrative	535,031	442,781	1,610,697	1,683,944
Loss on sale of investment held for sale	-	-	-	178,896
Write down of impaired long lived assets	-	-	-	306,542
Plantation operating costs	21,580	97,853	83,804	715,686

Total Operating Expenses	532,654	540,634	1,670,544	2,885,068

Loss from Operations	(36,574)	(480,731)	(927,798)	(2,670,710)

Other Income (Expenses)
Other income	290	57	298	80
Interest expense	(293,236)	(225,163)	(895,220)	(683,569)
Gain on settlement of liabilities	-	-	-	24,966
Gain on disposal of fixed assets	23,597	-	23,597	-
Foreign currency transaction gain (loss)	119	508	204	508

Other Expenses, Net	(292,827)	(224,598)	(894,718)	(658,015)

Net Loss	(329,401)	(705,329)	(1,822,516)	(3,328,724)

Less Net Loss Attributable to the Noncontrolling Interest	(387,627)	(323,044)	(1,205,007)	(1,688,468)

Net Income (Loss) Attributable to Global Clean Energy Holdings, Inc.	$58,226	$(382,285)	$(617,509)	$(1,640,256)

Basic Income (Loss) per Common Share:
Net Income (Loss) per Common Share	$0.00017	$(0.0011)	$(0.0018)	$(0.0053)

Basic Weighted-Average Common Shares Outstanding	339,187,545	339,187,545	339,187,545	307,187,545

Diluted Income (Loss) per Common Share:
Net Income (Loss) per Common Share	$0.00017	$(0.0011)	$(0.0018)	$(0.0053)

Diluted Weighted-Average Common Shares Outstanding	352,154,664	339,187,545	339,187,545	307,187,545

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended
	September 30,
	2014	2013
Operating Activities
Net loss	$(1,822,516)	$(3,328,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	44,287	122,689
Write down of long lived assets	-	15,000
Write down of inventory	-	306,542
Gain on disposal of fixed assets	(23,957)	-
Loss on sale of investment held for sale	-	179,406
Depreciation and amortization	556,913	350,956
Changes in operating assets and liabilities:
Accounts receivable	(91,327)	(10,000)
Inventory	2,756	90,721
Other current assets	(39,112)	119,222
Accounts payable and accrued expenses	734,984	985,846
Other noncurrent assets	81	11,217
Net Cash Used in Operating Activities	(637,891)	(1,157,125)
Investing Activities
Plantation development costs	(330,795)	(944,670)
Purchase of property and equipment	(3,412)	(3,106)
Proceeds from sale of property and equipment	-	186,737
Net Cash Used in Investing Activities	(334,207)	(761,039)
Financing Activities
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	952,435	1,310,030
Proceeds from notes payable	130,000	-
Payments on capital leases and notes payable	(1,175)	(43,698)
Proceeds from exercise of warrants	-	55,041
Net Cash Provided by Financing Activities	1,081,260	1,321,373
Effect of exchange rate changes on cash	(12,241)	(104,237)
Net change in Cash and Cash Equivalents	96,921	(701,028)
Cash and Cash Equivalents at Beginning of Period	216,531	941,579
Cash and Cash Equivalents at End of Period	$313,452	$240,551

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$9,513
Cash (received) / paid for income tax	$1,029	$(764)
Accrual of return on noncontrolling interest	$1,977,862	$1,846,446
Write down of debt and release of Fixed Assets	$190,500	-
Intangible assets and equipment acquired	$-	$4,077,765
Inventory acquired	-	430,141
Other current assets assumed	-	260
Other current liabilities assumed	-	(2,408,066)
Net assets acquired	$-	$2,100,100
Notes payable issued		$(1,300,000)
Common stock issued		$(800,000)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Loss	$(329,401)	$(705,329)	$(1,822,516)	$(3,328,724)

Other comprehensive income (loss)- foreign currency
translation adjustment	48,062	(410,235)	93,947	(148,135)

Comprehensive Loss	(281,339)	(1,115,564)	(1,728,569)	(3,476,859)

Add net loss attributable to the noncontrolling interest	387,627	323,044	1,205,007	1,688,468

Add other comprehensive loss (income) attributable to noncontrolling interest	(116,599)	290,193	(124,117)	69,452

Comprehensive Loss Attributable to
Global Clean Energy Holdings, Inc.	$(10,311)	$(502,328)	$(647,679)	$(1,718,939)

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
GCE MEXICO I, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS	227,755	339,900
PROPERTY AND EQUIPMENT, NET	14,593,063	14,911,720
OTHER NONCURRENT ASSETS	3,413	3,522
TOTAL ASSETS	$14,824,231	$15,255,142

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES	298,315	378,438
LONG-TERM LIABILITIES	18,196,954	16,297,060
	$18,495,269	$16,675,498

The amount of cash or cash equivalent balances held at September 30, 2014 represents cash held in our corporate accounts and our joint venture accounts. Of these amounts, $107,131 may be used for our general corporate purposes, with the remaining balance of approximately $206,000 is anticipated to be used in the operations of the Tizimin, Mexico farms owned by the GCE Mexico I, LLC joint venture, which is included in "Current Assets" above.  As a result, the GCE Mexico I, LLC funds will not be available for our corporate working capital or other purposes, and are not available to reduce indebtedness.

In March 2013, the Company acquired 100% of all of the outstanding membership interests of Sustainable Oils, LLC, a Delaware limited liability company.  Accordingly, the consolidated financial statements for periods after that acquisition include the assets, liabilities and results of operations of that entity.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying (a) condensed consolidated Balance Sheet at December 31, 2013 has been derived from audited statements and (b) the unaudited condensed consolidated financial statements as of September 30, 2014 and 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K For the year ended December 31, 2013, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2014, may not be indicative of the results that may be expected for the year ending December 31, 2014.

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

Inventory

The Company uses the FIFO valuation method for its inventories, which consist almost entirely of finished goods. The Company records no inventories above their acquisition costs. There were no losses related to the valuation of inventory during the nine months ended September 30, 2014.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net Income (loss)	$58,226	$(382,285)	$(617,509)	$(1,640,256)

Basic Weighted-Average Common Shares Outstanding	339,187,545	339,187,545	339,187,545	307,187,545
Effect of dilutive securities
Convertible preferred stock - Series B	11,818,181	-	-	-
Warrants	76,923	-	-	-
Options	1,075,015	-	-	-
Diluted Weighted-Average Common Shares Outstanding	352,154,664	339,187,545	339,187,545	307,187,545

Basic Income (loss) Per Common Share	0.00017	(0.0011)	(0.0018)	(0.0053)

Diluted Income (loss) Per Common Share	0.00017	(0.0011)	(0.0018)	(0.0053)

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share for the nine months ended September 30, 2013, and the three months ended September 30, 2014 and 2013, as follows:

	September 30,
	2014	2013

Convertible notes	18,900,000	18,900,000
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	3,083,332	24,585,662
Compensation-based stock options and warrants	43,576,243	69,208,483
	77,377,756	124,512,326

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

Jatropha and Camelina biofuel revenue - The Company’s long-term primary source of revenue currently is expected to be crude Jatropha oil.  Revenue will be recognized net of sales or value added taxes and upon transfer of significant risks and rewards of ownership to the buyer. Revenue is not recognized when there are significant uncertainties regarding recovery of the consideration due, associated costs or the possible return of goods.  For the nine months ended September 30, 2014, the Company had no material Jatropha or Camelina biofuel revenue.

Advisory services revenue -  The Company provides development and management services to other companies regarding their bio-fuels and/or feedstock-Jatropha development operations, on a fee for services basis.  The advisory services revenue is recognized upon completion of the work in accordance with each advisory contract.

Agricultural subsidies revenue - the Company receives agricultural subsidies from the Mexican government to supplement the farm development and planting of new trees.  Due to the uncertainty of these payments, the revenue is recognized when the payments are received.  We recognize these funds as revenue due to these payments being disbursed to supplement the Company’s income and not as direct payments for any specified farming expense.  For the nine months ended September 30, 2014, the Company had limited subsidies revenue.

Long lived assets

The Company regularly evaluates its property and equipment and other long-lived assets for impairment based on its classification as a) held for sale or b) to be held and used. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. There were no assets held for sale at September 30, 2014.  For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows, at an average growth rate of 30% after 2015, of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model with a discount rate of 65%. The projected cash flows used in the companies impairment test is over a 15 year period using approved forecasts. The Company’s assumptions related to the growth rate and the cash flow discount rate is management’s estimates based on historical trends in the farm development and growth in the yield from the trees.

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

Comprehensive Income

In September 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The Company has included a consolidated statement of comprehensive income for the nine months ended September 30, 2014 and 2013.

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

Note 2 – Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred losses from operations applicable to its common shareholders of $617,509 and $1,640,256 for the nine months ended September 30, 2014, and 2013, respectively, and has an accumulated deficit applicable to its common shareholders of $28,956,385 at September 30, 2014.  The Company also used cash in operating activities of $637,891 and $1,1157,125 during the nine months ended September 30, 2014 and 2013, respectively.  At September 30, 2014, the Company had negative working capital of $6,395,750.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the current business model.  In order to fund its operations, the Company has received $22,111,826 in capital contributions from the preferred membership interest in GCE Mexico I, LLC (“GCE Mexico”), has issued mortgages in the total amount of $5,110,189 for the acquisition of land through September 30, 2014.  The Company is developing the new business operation to participate in the rapidly growing bio-diesel industry.  While the Company expects to be successful in this new venture, there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In addition, two investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two investors who each agreed to make capital contributions to GCE Mexico in installments and as required, fund the development and operations of the Jatropha Farm.  In November 2012, one of the two investors transferred 100% of the interest to the other investor.  The preferred members have made capital contributions of $952,435 and $1,310,030 during the nine months ended September 30, 2014 and 2013, respectively, and total contributions of $22,111,826 have been received by GCE Mexico from these investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the investors, as requested by management and as required by the operation in 2013 and the following years.  The holder of the preferred membership interest is entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of the preferred membership interest.  The preferential return increased by $1,977,862, and $1,846,446 during the nine months ended September 30, 2014 and 2013, respectively, and totals $9,420,592 at September 30, 2014.

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

Note 4 – Property and Equipment

Property and equipment are as follows:

	September 30,	December 31,
	2014	2013

Land	$4,372,890	$4,512,630
Plantation development costs	10,371,194	$10,311,286
Plantation equipment	1,474,227	$1,510,878
Office equipment	107,769	$299,756

Total cost	16,326,079	16,634,550
Less accumulated depreciation	(1,272,224)	(1,138,769)

Property and equipment, net	$15,053,855	$15,495,781

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

Amortization is calculated using the straight-line method to allocate the cost of the intangible assets  over their estimated useful lives of 17 years.  Any future costs associated with the maintenance of these patents with indefinite lives will be capitalized and not amortized.  The intangible assets as of the nine months ended September 30, 2014 is shown in the following table:

	September 30,	December 31,
	2014	2013

Intangible Assets	4,168,841	$4,168,841

Less accumulated amortization	(379,811)	(195,892)

Intangible Assets, net	$3,789,030	$3,972,949

Note 6 – Debt

Notes Payable to Shareholders

Included in notes payable on the accompanying consolidated balance sheet, the Company has notes payable to certain shareholders in the aggregate principal amount of $26,000 at September 30, 2014 and 2013.  The notes originated in 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $54,970 and $51,858, respectively at September 30, 2014 and 2013, respectively.  The company is currently in discussions with the lender related to the accrued interest balance as of September 30, 2014.

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

Promissory Notes Payable

In March 2013, the Company issued a secured promissory note in the principal amount of $1,300,000 to Targeted Growth, Inc. for certain Camelina assets.  The purchase occurred concurrently with the acquisition of Sustainable Oils, LLC.  The note beared an interest rate of ten percent (10.0%) per annum, and is payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after, the receipt by the Company of any Qualified Funding; or (b) September 13, 2014 (the “Maturity Date”).  In September 2014, the Company amended the note by extending the maturity date to December 31, 2014 and returning the certain Camelina assets to Targeted Growth, Inc. at the book value of $190,500.  Thus, the outstanding balance of the note and related accrued interest was reduced by the value of the assets returned for the same book value of $190,500.    Affective December 31, 2014, , the Company renegotiated the terms of the note to be a demand note bearing an interest rate of eighteen percent (18%).  The new note eliminated all terms related to the maturity date and repayment of the existing note.

Note 7 – Stock Options and Warrants

Stock Options and Compensation-Based Warrants

The Company has an incentive stock option plan wherein 40,000,000 shares of the Company’s common stock are reserved for issuance thereunder.

A summary of the status of options and compensation-based warrants at September 30, 2014, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2013	69,375,311	0.01	6.6 years	$-

Granted	4,700,000	0.01
Exercised	-	-
Forfeited	(350,000)	0.02
Expired	(1,080,000)	0.04

Outstanding at September 30, 2014	72,645,311	0.02	7.8 years	$56,745

Vested and Exercisable at September 30, 2014	52,968,233	$0.02	2.5 years	$43,195

The fair value of other stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  Options to purchase 3,700,000 shares of common stock were issued in the nine months ended September 30, 2014. The weighted average fair value of stock options issued during the nine months ended September 30, 2014 as $0.012.   The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the nine months ended September 30, 2014 were risk-free interest rate of 0.77%, volatility of 175%, expected life of 7.8 years, and dividend yield of zero. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a September 30, 2014 closing price of $0.012 per share.

Share-based compensation from all sources recorded during the nine months ended September 30, 2014 and 2013 was approximately $44,287 and $122,689, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of September 30, 2014, there is approximately $100,491 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.21 years.

Stock Warrants

A summary of the status of the warrants outstanding at September 30, 2014, and changes during the nine months ended is presented in the following table:

			Weighted
		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual life	Value

Outstanding at December 31, 2013	2,000,000	0.01	9.24 years	$20,000

Issued	1,083,332	0.012	2.25 years	$-
Exercised	-
Expired	-

Outstanding at September 30, 2014	3,083,332	0.0117	6.31 years	$-

Note 8 - Acquisition of Camelina Assets and Sustainable Oils

On March 13, 2013, the Company completed a business purchase that included certain assets, patents, and other intellectual property and rights related to the development of Camelina sativa as a biofuels feedstock (the “Camelina Assets”) from Targeted Growth, Inc., a Washington based crop biotechnology company focused on developing products with enhanced yield and improved quality for the agriculture and energy industries.  Also on March 13, 2013, we purchased all of the membership interests of Sustainable Oils, (SusOils) a Delaware limited liability company, from Targeted Growth, Inc. and the other, minority owner of that limited liability company.  SusOils is a company that, since 2007, has been engaged in the development, production and commercialization of Camelina-based biofuels and FDA approved animal feed.  Substantially all of the Camelina Assets were previously owned by SusOils and used in SusOils’ operations.

For accounting purposes, the acquisition of the Camelina Assets and all of the membership interests of Sustainable Oils, LLC is treated as the acquisition of Sustainable Oil’s business.  The amounts of Sustainable Oils's revenue and earnings included in the Company’s consolidated income statement for the nine months ended September 30, 2013, and the pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2013, are as follows:

	Revenue	Net Losses

Actual March 13, 2013 - September 30, 2013	$31,065	$(626,437)

2013 Supplemental pro forma from	$214,358	$(1,650,321)
January 1 - September 30, 2013

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

Note 9– Impairment of assets and fair value measurements

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

As of September 30, 2014 and 2013, the Company does not have any assets or liabilities measured at fair value on a recurring basis.

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

Results of Operations

Revenues. During the three and nine months ended September 30, 2014 and 2013 we recognized revenue of $496,080 and $742,746, respectively, as compared with $59,903, and $214,358 for the same periods in 2013. The revenues significantly increased due to the Company entering into a Technical Services agreement with a total contracted price of $924,687. Revenues received from agricultural subsidies and from the sale of Jatropha products are paid to our GCE Mexico I, LLC subsidiary and are used in its operations in Mexico.  Revenues we generate from Jatropha advisory services and from Camelina operations are used for this Company’s operations.

In the short term, our goal is to increase the amount of advisory and management services that we render to third parties in order to generate revenues to fund our corporate working capital needs, and to generate Camelina-related revenues from the Camelina business that we acquired in March 2013.  Our Camelina operations are expected to generate revenues from the sale of Camelina seeds, the sale of Camelina oil, and the sale of the Camelina biomass for use as feed for livestock.  In the longer term, our goal is to substantially increase the revenues derived from the operations of our Jatropha farms, to rapidly ramp up our Camelina operations by increasing the amount of Camelina acreage under plantation in North America, and to continue to generate fees from advisory services that we render to third parties.  For the remainder of 2014 revenue increased due the sale of renewable charcoal from the restart and scale-up of our biomass processing project in Mexico.

General and Administrative Expenses. During the three and nine months ended September 30, 2014 and 2013, we recognized general and administrative expenses of $535,031 and $1,610,697, respectively, as compared with $442,781 and $1,683,944 for the same periods in 2013.  General and administrative expenses principally consist of officer compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).

Plantation (Farm) Operating Costs. For the three and nine months ended September 30, 2014 and 2013, we recorded Plantation Operating Costs from the operations of the farms of $21,580 and $83,804, respectively as compared with $97,853 and $715,686.  The decrease was mostly due to scaling back the planting of new Jatropha trees at our Mexico farms.

Other Income/Expense.  Interest expense for the three and nine months ended September 30, 2014 increased slightly from the same periods in 2013 due to larger outstanding principal balances.

Net loss attributable to the non-controlling interest.  Our Mexico farm operations are owned through GCE Mexico I, LLC, a Delaware limited liability company (“GCE Mexico”).  We own 50% of the common membership interests of GCE Mexico and one investor currently owns the other 50% of the common membership interests.  The proceeds from the sale of the preferred membership units, and from subsequent capital contributions, have been used to fund the operations of Asideros Globales Corporativo 1 (“Asideros 1”) and Asideros Globales Corporativo 2 (“Asideros 2”), each of which have acquired land in Mexico that, collectively, constitute our first two Jatropha farms.  Asideros Globales Corporativo 3 (“Asideros 3”) acquired our third farm in October 2011.  GCEH directly owns 1% of Asideros 1, Asideros 2 and Asideros 3, and the balance is owned by GCE Mexico.  Accordingly, we own 50.5% of Asideros 1, Asideros 2 and Asideros 3 either directly or through our common membership interest in GCE Mexico.  As such, our consolidated financial statements include the accounts of the Asideros farm entities.  Under GCE Mexico’s LLC Agreement, the net loss allocated from these entities to GCE Mexico is then further allocated to the members of GCE Mexico according to the investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest.  The net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico to the preferred membership interests.

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded net income of $58,226 and loss of $617,509 for the three and nine months ended September 30, 2014, respectively as compared with losses of $382,285 and $1,640,256 in the same periods of 2013.  The amount of advisory and management services that we render at the corporate level, the amount of revenues generated from our Jatropha farms in Mexico, and on the amount of revenues we generate from our new Camelina operations increase our ability to generate net income in the future.  In addition to incurring farm operating expenses in Mexico for our Jatropha operations, we will continue to accrue interest expense on the mortgages that encumber the Tizimin, Mexico, farms.  We anticipate that we will generate new revenues from our Camelina operations and that revenues from our Jatropha farm operations will increase.

Liquidity and Capital Resources

As of September 30, 2014, we had $313,452 in cash or cash equivalents and had a working capital deficit of $6,395,750, as compared with $216,531 in cash and a working capital deficit of $6,471,832 as of December 31, 2013.

The amount of cash or cash equivalent balances held at September 30, 2014 represents cash held in our corporate accounts and our joint venture accounts. Of these amounts, $107,131 may be used for our general corporate purposes, with the remaining balance anticipated to be used in the operations of the Tizimin, Mexico farms owned by the GCE Mexico I, LLC joint venture.  As a result, the GCE Mexico I, LLC funds will not be available to us for our corporate working capital or other purposes, and are not available to us to reduce our indebtedness.  In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of assets, the sale of additional securities, additional borrowings, or from an increase in operating revenues. Outstanding indebtedness at September 30, 2014 totaled $25,460,495. The existence of the foregoing working capital deficit and total current and long term liabilities may negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.  We incurred income of $58,226 and a loss of $617,509 for the three and nine months ended September 30, 2014, respectively, as compared to losses of $382,285 and $1,640,256, and have an accumulated deficit applicable to its common shareholders of $28,956,385 at September 30, 2014.

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

Even if operations of the three Jatropha farms owned through GCE Mexico improve during the next year as expected and, therefore, that the joint venture will generate revenues, we do not project that any cash distributions will be made to Global Clean

Energy Holdings, Inc. for several years.  Under our agreements with our GCE Mexico investors, all net cash generated from the Jatropha operations that are conducted through GCE Mexico must first be used to fund the operations of those farms, and any excess must thereafter be used to repay the capital contributed by our joint venture investors (plus their preferred return).  The total amount of capital and the preferred return that must be paid to our joint venture investors before funds are distributed to us currently is in excess of $31,000,000 as of September 30, 2014.  As a result, the improving operations of the Mexico farms will not produce short-term cash or improve our liquidity, nor will the improving operations of the Mexico farms generate funds that we can use for our business plan, for working capital purposes, or for the acquisition of additional Jatropha or other biofuel feedstock farms.  Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional Jatropha farms for our own account.  Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil or from other financing activities, such as debt financing, strategic partnerships and/or joint ventures.

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

As partial consideration for the Camelina assets that we purchased in March 2013, we issued a $1,300,000 promissory note.  The promissory note bears simple interest at the rate of ten percent (10.0%) per annum, and is payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after a Qualified (equity) Funding; or (b) September 13, 2014 and has been extended to December 31, 2014.  The term “Qualified Funding” means all equity funding in excess of the $800,000, in the aggregate, received by us for our Camelina business.  Our obligations under the promissory note are secured by a first priority lien on certain tangible assets included in the purchase of the Camelina assets.  The promissory note is a full recourse obligation. However, the holder of the promissory note has agreed that if the holder has to pursue the collection of amounts due under the promissory note, the holder will not seize or take any action to collect any amounts due and owing against any of the Company’s assets (including its cash) related to a line of business other than the Camelina business. In September 2014, we renegotiated the terms of the note and agreed to return certain tangible assets that constituted the collateral under the promissory note to the holder of the promissory note in exchange for a reduction of the amount owed under the promissory note and an extension of the maturity date to December 31, 21014. The promissory note is no longer secured by any tangible assets. Currently the company is renegotiating the terms of the existing note.

Other Potential Source of Liquidity. We are entitled to receive royalty payments from the legacy pharmaceutical assets we sold in 2009 to Curadis GmbH.  In February 2012, Curadis GmbH informed us that it has licensed certain of the technologies that we sold to it, and, as a result that we will be receiving a royalty of 4.5% of all net sales of products sold using the licensed technology.  Certain of the intellectual property that we sold to Curadis will revert to us if royalties from those assets do not exceed 300,000 euros by December 31, 2014.  In 2013, we received $903 from Curadis under this new licensing arrangement and none in 2014.  As of this date, the intellectual property has reverted back the Company.

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

Dated: January 20, 2015	GLOBAL CLEAN ENERGY HOLDINGS, INC.

By: /s/ RICHARD PALMER
Chief Executive Officer

By: /s/ DONNA REILLY
Chief Financial Officer