Form 10-K
period 2014-12-31
Global Clean Energy Holdings, Inc.
filed 2015-03-31
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,731,000.

The outstanding number of shares of common stock as of March 31, 2015 was 339,187,545.

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

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “our company,” and “the Company” refer to Global Clean Energy Holdings, Inc., a Delaware corporation that was formerly a Utah corporation known as Global Clean Energy Holdings, Inc. and prior to its name change in 2008, was Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes all of this company's U.S. and foreign wholly-owned subsidiaries through which this company conducts certain of its operations.  To the extent applicable, depending on the context of the disclosure, the terms “we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC (“GCE Mexico”) a Delaware limited liability company, in which we own 50% of the common membership interests, our wholly-owned subsidiary, Sustainable Oils, Inc., a Delaware Corporation, our wholly-owned subsidiary, G.E.H. Dominicana, S.R.L., a company formed under the laws of the Dominican Republic, Globales Energia Renovables S DE RL DE CV as well as our other subsidiaries.

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

Since 2007, our business focus has been on the commercialization of non-food based oilseed plants and biomass.  We began with the development of farms growing Jatropha curcas (“Jatropha”) - a non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America and cultivation of Camelina sativa (“Camelina”) – an annual plant from the brassica family traditionally grown in northerly regions of the United States, Europe and Asia.  We are focused on these two plant species primarily because we feel they have the potential to produce oil seed crops economically, they generally require less water and fertilizer than many conventional crops, and they can be grown on land that is normally unsuitable for food production or is fallow or idle due to crop rotation.  Both Jatropha and Camelina oil are high-quality plant oils used as direct substitutes for fossil fuels and as feedstock for the production of high quality biofuels and other bio-based products.  Both crops have been tested and proven to be highly desirable feedstocks capable of being converted into ASTM approved fuels.  The term “biofuels” refers to a range of biological based fuels including bio-kerosene (a.k.a bio-jet fuel) biodiesel, renewable diesel, green diesel, synthetic diesel and biomass, most of which have environmental benefits that are the major driving force for their adoption. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other green-house gases, which are associated with global climate change.  Both Jatropha and Camelina oil can also be used as a chemical feedstock to replace fossil and non-food based products that use edible oils in their manufacturing or production process.  The residual material derived from the oil extraction process is called press-cake, which in the case of Jatropha is a high-quality biomass that has been proven and tested as a replacement for a number of fossil-based feedstocks, fossil fuels and other high value products such as renewable charcoal, fertilizers, and animal feed. Camelina press-cake or meal is high in Omega3 and has already been approved by the FDA and sold by our wholly owned subsidiary Sustainable Oils as a livestock (animal) feed or enhancement in the United States.

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

•
Own, operate and manage farms in a joint venture (JV) with either strategic partners or financial investors.  We currently own two Jatropha farms in Mexico under such joint ownership arrangements, and a third farm in Mexico that we acquired for future Jatropha cultivation.  The third farm in Mexico is currently being utilized as a test farm for an annual oil seed crop.

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

Developments During 2014 and Part of 2015

During the fiscal year ended December 31, 2014 and through the date of this Annual Report, we achieved the following milestones in the development of this company, which developments are further discussed below:

•
We have been issued the first-of-its-kind Low Carbon Fuel Standard (LCFS) feedstock pathway through Califonia’s Air Resources Board for fuels based upon our patented Camelina varieties.  The uniqueness is that only Sustainble Oils’ Camelina oil can be supplied into the California market and qualify for LCFS credits; and

•	We have been issued two new plant patents for Camelina which will allow us to continue our genetic development futher improving our varieties; and

•
We have entered into plant research and/or materials transfer Agreements with University of California  Davis, University of Colorado, Kansas University, Univeristy of Nebraska – Lincoln and University of Nevada – Reno. All of which are designed to either improve our plant genetics or sort through or extensive tilling library for high value Camelina varities; and

•	We continued to expand our intellectual property necessary to develop and commercialize Jatropha and Camelina sativa as a biofuels feedstock; and

•
We completed the development of our research farm in the Caribbean , which we are using to assess the growth of multiple varieties of Jatropha plants and, more recently, to explore the production of Camelina throughout the Caribbean, and;

•	We obtained financing and began the development of a Certified Seed Nursery in the Caribbean to produce production seed for the future development of commercial bio-fuel operations in the region, and;

•	We significantly expanded the amount and type of management and advisory services we provide to partners and/or third parties, and;

•	We received an additional $1.6 million of funding for our jointly owned Mexico Jatropha farms and for this company’s other bio-fuel and other operating purposes.

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

Since the inception of the bio-fuels business in 2007, our strategy has been to be a diversified bio-energy feedstock provider by growing and expanding our energy farming and processing business to include numerous bio-based feedstock crops.  We plan to expand to the level where economies of scale and our methods of operations allow us to generate significant revenues and profits without the need for any government subsidies. The processes and procedures we employ to plant and cultivate our crops for our business are being continually refined in order to produce “best practices” for energy farm operations. By focusing on improving our farming practices and the technology we apply to our operations, we plan to operate economically, environmentally and socially sustainable energy farms which can replace fossil fuels or food based feedstocks at a production cost below the market price of their alternatives.  By continuing to invest in research and development, and acquiring or strategically aligning with companies that possess leading-edge technology in plant genetics, we will continue to develop high-yielding energy crops that deliver renewable energy feedstock into the market at competitive prices.

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

Partnership Farms Owned Via Joint Ventures.  We currently own three farms through joint venture arrangements with a third party partner.  Our first farm in Mexico (which we refer to as Asideros 1), consisting of approximately 5,149 acres of land near Tizimin, in the Yucatan Peninsula of Mexico. The second farm (which we refer to as Asideros 2), consisting of approximately 5,100 acres, is located adjacent to the first farm. In 2012, we acquired our third farm (which we refer to as Asideros 3), consisting of approximately 5,557 acres, that is located approximately five miles from the first two Mexican farms. Asideros 1 and 2 have been previously prepared and planted with over 6.0 million Jatropha trees. Asideros 1 was planted with more than 20 varieties of Jatropha trees from around the world. In part, because of this diversity, the seed production capabilities of Asideros 1 are uncertain and have not met our initial seed production estimates. As a result, we have been focusing our operational efforts on Asideros 2, as this farm has more of the Jatropha varieties that, we believe, have the greatest potential for production. With proper funding, we plan to utilize the germplasm selections from some high-yield varieties growing on Asideros 2 or from our other breeding programs, to improve the varieties grown on Asideros 1. In 2014, we began cultivation on a portion of Asideros 3, with an annual oil seed crop, to determine the best agronomics and cultivation practices and to confirm yields. To date, we have acquired all the permits and certifications necessary to develop Asideros 3 as an energy farm but have not yet commenced commercial scale operations on that farm. On the first two farms, all the necessary roads and support infrastructure have been developed to support all necessary operations. The Jatropha trees on Asideros 2 are expected to gradually mature to become fruit bearing trees. Neither of our two Mexico Jatropha farms currently have sufficient high-yield varieties of Jatropha trees to be commecially viable at this time. Accordingly, sales revenues generated from Asideros 1 and 2 to date have primarily consisted of the sale of Jatropha seeds for propagation, the production and sale of biomass used for specialty purposes, and smaller quantities of oil and biomass for production testing by potential customers.

For additional information regarding our joint venture operations, see “Jatropha Farming Operations—Tizimin--Mexico Farm,” below.

Jatropha Farm Development and Management Services. We continue to provide development and management services to unaffiliated companies and individuals who are planning the development and implementation of energy farms domestically and internationally.  These services are provided on a fee-for-service basis.  During the past four fiscal years, we have provided such advisory and management services for the evaluation of new Jatropha and Camelina farm operations based in Mexico, the Caribbean, South America and Africa. The fees from these agreements have been used  to fund corporate operations and the expansion of our technical services delivery platform.  To date, our management services agreements have been short-term agreements that have to be renewed periodically or replaced with new agreements.  As a result, revenues from development and management services fluctuate significantly.

Contract Farms. Our contract farming operations will focus on the production of Camelina.  We intend to continue with the relationships established by Sustainable Oils, which are expected to allow us to quickly expand contract farming operations on non-company owned farms. Under the existing contract farm arrangement, we sell our certified Camelina seeds to third party farmers who own or rent the land and have skills, labor and equipment to properly farm the land.  We will also provide these farmers with previously proven “best practices” for Camelina cultivation and with the support of our technical services team of agri-business professionals.  The majority of the farmers that grow the Camelina plants are expected to enter into contracts to sell the Camelina seeds harvested from their farms to us, following the harvest (usually 90-100 days after planting).  This procedure will allow us to quickly expand our business without the need to acquire land or any of the machinery, equipment or personnel to operate large farming operations.

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

We have identified the Jatropha curcas and Camelina sativa plants as our primary feedstocks for producing biodiesel, other biofuels including renewable diesel and renewable jet fuel and renewable chemicals, but we continue to research and test other plant species. The seeds from these plants contain oil with beneficial properties for the production of biofuels or as direct, drop-in replacements for fossil fuels.  We plan to utilize the seed oils for producing biofuels and bio-chemicals, the presscake (the residue of oil seeds when the oil has been pressed out) from Jatropha as a solid fuel, and the presscake from Camelina as a high value animal feed.  The FDA has approved the use of Camelina presscake or meal as a protein-rich animal feed for cattle, poultry or swine.  We currently use the fruit shell (hull) from the Jatropha fruit as an ingredient in our soil amendment program fertilizer to reduce our fertilizer input and costs.

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

We have identified a number of strategic locations ideally suited to Jatropha or Camelina cultivation and processing.  These locations have been selected for a number of key strategic reasons, including proximity to large customers who require the products, close to ports for logistics purposes, relatively stable democratic governments, favorable trade agreements with the United States, low-cost land, reasonably priced labor, favorable weather conditions and acceptable soil conditions.  We presently maintain farm properties in the Yucatan Peninsula of Mexico, on which we have commenced planting Jatropha and where we conduct research and development activities focusing on plant genetics, soil sciences, plant breeding and other related activities.  We also own and operate a research farm in the Caribbean which is used to acclimate various varieties to the region for future farm expansion.  We also use these facilities for research conducted in collaboration with The Center for Sustainable Energy Farming (www.CfSEF.org).  We continue to sponsor and support research to identify and develop improved Jatropha varieties, as well as to establish ideal growing conditions in order to maximize our output of Jatropha fruit, seed oil and biomass while reducing inputs and maximizing resistance to pests and diseases.  We have executed collaboration agreements with a number of developers and researchers around the world and are in process with joint research programs to test various “elite” varieties for their applicability in the Latin American market.  With the acquisition of Sustainable Oils, we have plans to expand these research initiatives to include Camelina. CfSEF has expanded its Scientific Advisory Board (SAB) to include a research scientist with extensive experience in Camelina breeding, propagation and cultivation.

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

Jatropha Farming Operations

Mexico.

We currently own 50% of the issued and outstanding common membership units of GCE Mexico, the limited liability company that, through its subsidiaries, owns the three Jatropha farms in Mexico.  The remaining 50% in common membership units were issued to five investors affiliated with one of our largest stockholders (Global Clean Energy Holdings and the other members of GCE Mexico holding the common membership units are collectively referred to as “Common Members.”)  In addition, an aggregate of 1,000 preferred membership units were issued to investors also affiliated with one of our largest stockholders (the “Preferred Members”). During 2013, one of the Preferred Members acquired the Membership units of the other Preferred Members and, as a result, is now the sole Preferred Member.  As of March 31, 2015, the Preferred Members had provided a total of approximately $27.6 million to GCE Mexico for the purchase of the land underlying the three farms and for other operational purposes.  However, the sole Preferred Member is not obligated to continue to fund the ongoing operations of GCE Mexico, and the level of such additional funding in 2015 and thereafter is currently uncertain. The budget for 2015 has not been approved by the Preferred Member as of March 31, 2015.  Additional funding will be necessary until, if ever, the Jatropha farms generate adequate revenues to sustain their operations.  The Preferred Member is entitled to a preferential return on his investment, the accrued cumulative amount of which was approximately $10.1 million as of December 31, 2014.

Included in the approximately $27.6 million that has been provided to date by the Preferred Members of GCE Mexico is the purchase price  of the land owned by GCE Mexico in the State of Yucatan in Mexico on which the three GCE Mexico farms are located.  The purchase of land for the three farms was funded by mortgage loans, which cumulatively had an initial principal balance of $5,110,000.  Each parcel of land was acquired in the name of one of GCE Mexico’s Mexican subsidiaries and is secured by a mortgage in favor of the Preferred Member.  The mortgages bear interest at the rate of 12% per annum, and interest is payable on a quarterly basis to the extent the borrower has sufficient cash flow. If the borrower does not have sufficient cash to repay the interest on a current basis, then the loan agreement states that the unpaid interest will continue to accrue and will be payable when the borrower determines that it has sufficient cash to make the interest payment. The three mortgages, including any unpaid interest, become due in April, 2018, February 2020, June 2021 and October 2021.

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

The following is a summary of certain factors relevant to an understanding of the operations of the three Mexico farms:

•
We planted over 20 varieties of Jatropha trees from around the world in our first Mexico farm approximately five years ago in order to determine which varieties are most suitable for commercial production.  These trees are being evaluated on the basis, of among other things, the amount of fruit/seeds that they produce, their resilience to pests and diseases, their compatibility to existing soil and climate conditions, and amount of maintenance and care required to maintain the trees.  The first farm has demonstrated that many of the varieties we planted in the first farm are not suitable for commercial biofuel seed production.  While we have to date harvested small quantities of Jatropha fruit from this farm, we are currently allowing the Jatropha trees in this farm to naturally grow and develop without commercial agricultural intervention to determine which trees will be retained for commercial production, which trees possess advanced attributes that will be used for breeding and which trees/areas will be replanted with the more successful, hardy varieties in 2015 and beyond. The second Jatropha farm was planted with fewer, more selective varieties of Jatropha trees. Based on our 2013 and 2014 crop year harvest results, the varities planted in the second farm have met our cumulative yield goals. As a result our plan, with proper funding, is to use these same varities for futher farm expansion and/or as propagation materials for other farms. We also expect the crop to continue producing higher yields in line with our 7 year yield projections. Our plan is also, with additional funding, to continue to develop this second farm and to replace certain lower yielding varieties of trees in order to prepare this farm for commercial scale biofuel production. Jatropha seeds can be harvested throughout the year but the majority of the harvest occurs in the last quarter of the crop year, which is December through February. Accordingly, as the trees that we planted during the past several years mature, our harvests of Jatropha seeds is expected to increase future revenues from our Mexican operations.

•
Our Tizimin, Mexico, operations have been eligible for agricultural and other subsidies provided to certain foreign owned farming operations by the federal government of Mexico.  Through the year ending December 31, 2014, we received a total of $2,147,000 of subsidy payments.  These subsidies have been used to defray some of the initial start-up and early adopter costs that we incurred in establishing these farms.  We will continue to apply for any subsidies that we qualify for in future years.

•
Our Tizimin farms are being developed with the intent of providing non-food based feedstocks for the production of biofuels and to displace to use of food crops in the oleo-chemicals market. However, our development and cultivation of these farms has also enabled us to generate ancillary revenues from these operations.  For example, we have received revenue from the sale of biomass (wood and agricultural waste removed from our farms as the land is cleared for Jatropha planting), which we expanded in 2014. We have produced as much as 120 MT of biomass based charcoal per month since July 2014 and expect to produce at those levels through our permit period.  We have now received all governmental permits and expect the continue the charcoal operations for a minimum four more years.

•
The third farm that we own in Mexico through our GCE Mexico operations (known as Asideros 3) has always been expected to be planted with Jatropha trees once we complete the replanting of certain areas of Asideros 1 and Asideros 2.  Until then, we plan to prepare and plant a portion of this land with other crops, primarily annuals, that can be commercially sold for a number of end uses, which may include biofuels.  In 2014, as a trial, we planted the first portion of the farm with an annual seed oil crop, which we harvested in December, generating insignificant sales in January 2015. These other farming activities have the potential to generate revenues to help support our other farming costs and can possibly increase the underlying value of this farm should we decide to change its use or sell it in the future.

•
Total capital used for start-up expenses and operations, since inception, for the three farms in Mexico (through March 31, 2015) is approximately $27.6 million (excluding subsidies received from the government of Mexico).  All such funding has to date been provided by the investing partners of GCE Mexico, the joint venture that indirectly owns the three Mexican farms.  Our investment partner has a priority right to receive profits generated from these farms until the cumulative amount of this investment, plus a preferred return, has been returned.  We will share in profits generated by the three farms if/when the foregoing $27.6 million investment, plus the accumulated return, has been returned to the investor.

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

The Camelina Assets, at the time, included: three issued U.S. patents on Camelina Sativa varieties; a substantial portfolio of other IP assets, all of the seller’s intellectual property related to the research, development, breeding and/or genetic development of Camelina; germplasm; licenses, consents, permits, variances, certifications and approvals granted by any governmental agencies relating to Camelina operations; machines, equipment, tractors and vehicles used in Camelina operations; the name “Sustainable Oils” and the Sustainable Oils logo; and certain trade secrets, know-how, and technical data.  Our goal is to continue, and expand, the operations of Sustainable Oils (although such operations may be conducted under a new subsidiary), and to obtain additional funding for that subsidiary.

We paid for the Camelina Assets by issuing to Targeted Growth, Inc. (i) a secured promissory note in the principal amount of $1,300,000 (the “Promissory Note”) and (ii) an aggregate of 40,000,000 shares of our common stock.  The Promissory Note was originally secured by certain of the machines, equipment, tractors and vehicles that we purchased to Targeted Growth, Inc.  In September 2014, we renegotiated the terms of the agreement and returned these machines, tractors, vehicle to Targeted Growth, Inc. in consideration for accrued interest and the extension of the maturity date of the Promissory Note.  The promissroy note is payable on demand, no longer is secured by any assets, and its payment  is only tied to future revenue generated by the Camelina assets.

The purchase price for the Sustainable Oils, LLC membership interests was $100.  Sustainable Oils’ assets included inventory of “certified” Camelina seeds to be used or sold for the production of Camelina feedstock.  The liabilities of Sustainable Oils include an approximately $2.3 million liability to, which is secured by a lien on the three patents we acquired as part of the Camelina Assets.  We did not, however, assume the foregoing $2.3 million liability. In order to facilitate our Camelina operations, we have also entered into a long-term license agreement with Targeted Growth, Inc. under which Targeted Growth granted us a world-wide, exclusive license for the use of certain of its patented intellectual property with our future Camelina operations.  The license requires us to pay a royalty commencing with the commercialization of the covered intellectual properties.  We will continue Camelina research and development in Bozeman Montana with the support, as needed by certain employees or subcontractors of Targeted Growth, who will provide services to us under a separate Services Agreement, on an as needed, cost pass-through basis.

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

We currently intend to operate our Camelina business through a subsidiary, Sustainable Oils Inc, a Delaware Corporation.  We have capitalized that subsidiary with certain of the Sustainable Oils intellectual properties and operating and intangible assets that we recently purchased.  In order to fund the operations and expansion of the Camelina operations, we will need to raise additional capital through the sale of debt or equity in the newly formed Delaware Camelina subsidiary, Sustainable Oils, Inc.  Sustainable Oils’ research operations have been headquartered in Bozeman, Montana.  We intend to continue to conduct our Camelina research operations in Montana but manage the business from our offices in Southern California.

In February 2013, the Environmental Protection Agency (“EPA”) issued a final rule that describes new fuel pathways to qualify Camelina oil (new feedstock) as an advanced biodiesel and renewable diesel (including jet fuel and heating oil) and in December 2014, Sustainable Oils, Inc was issued a first-of-its-kind feedstock-only pathway by the California Air Resources Board for the production of Camelina based fuels under the Low Carbon Fuel Standard (LCFS). The pathway, when combined with a specific processors production profile, will produce the lowest carbon intensity (CI) virgin oil based fuel available in the marketplace. Camelina based biodiesel at a CI of approximately 19 g/MJ can be produced at a fraction to soy (83 g/MJ) and canola (63 g/MJ) based biofuels. This extremely low CI will allow obligated parties in California to meet their reduction targets using a fraction of the biofuel otherwise required. The pathway only applies to Sustainable Oils’ US Trademark and Patent Office-registered seed varieties – no other Camelina seed or oil can be used to produce LCFS compliant fuel. The feedstock-only CI is 7.58 g/MJ CO2e. When combined with ARB’s generic North American producer profile, the feedstock-only pathway produces biodiesel and renewable diesel at CIs of approximately 19.1 and 18.7, respectively. Lower CIs can be achieved by processors with more efficient profiles.

 With the recent approval of Camelina oil by the EPA as an advanced biofuels feedstock under  national renewable fuel standards, and the unique California ARB Camelina pathway approval, the focus for Sustainable Oils is to quickly expand its footprint of planted acreage to achieve economies of scale and profitability. We plan to commercialize and expand its products into areas where the highest value can be obtained.  This includes for various biofuels, renewable chemicals, specialty chemicals and high value animal feed.  We plan to continue to:

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

6.	In 2015, subject to receiving adequate funding, our plan is to contract with farmers for up to 32,000 planted acres of Camelina to achieve economies of scale.

In order to develop our Camelina business as set forth above, we will have to raise a substantial amount of additional capital.  We have not yet identified or secured a source for the additional funding.  Accordingly, our ability to roll-out our Camelina operations in 2015, and our ability to generate substantial revenues from that line of business, is currently uncertain and dependent upon our ability to raise additional capital.

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

Emissions Reduction Regulations

In response to anthropogenic climate change intergovernmental organizations like the United Nations and World Bank, as well as numerous governments, supranational organizations, like the European Union, and sub-national actors, like California and British Columbia, have implemented regulations to curtail the production of greenhouse gas emissions. Regulations are beginning to span and interlace cap-and-trade policies, low carbon fuel standards, renewable portfolio standards and carbon taxes, as well as others. The overarching objective is GHG reductions and associated climate change mitigation. With the exception of a carbon tax, GHG reduction schemes utilize tradable credit that represent the reduction of a certain amount of carbon dioxide equivalent (CO2e) or the production of a certain volume of fuel.

Renewable energy and energy efficiency projects make up the bulk of mitigation and reduction strategies currently deployed around the world. Biofuels have been the cornerstone of renewable energy policies since the beginning and offer regulators, end users and consumers a unique set of attributes that include sustainability, meaningful emissions reductions and economic and energy security. Furthermore, as biofuel policies evolve, first generation feedstocks, those based on, or derived from food crops are being replaced with second generation, non-food based crops like Camelina and Jatropha. Both Camelina and Jatropha are grown on land that is fallow for one reason or another or otherwise unsuitable for food crop production and as a result, sidestep the controversial food versus fuel tradeoff currently hampering certain feedstocks development. Jatropha is grown on marginal land which would otherwise be unproductive or underutilized, while Camelina is grown on fallow rotational land or in other formats that do not displace food crops. This distinction between food and non-food is critical as regulated markets mature and policies shift to discourage the conversion of food into fuel.

Furthermore, as regulations affecting biofuels mature and are refined, it is expected that benefits once given to feedstocks inaccurately defined as waste streams will be replaced with classifications consistent with their parental origin, which are primarily food crops. The result will be a move away from food based inputs to low carbon non-food based feedstocks like Camelina and Jatropha.

In the United States, federal legislation called the renewable fuel standard (RFS) mandates that a certain volume of biofuels are blended into the fuel supply every year. In California, the low carbon fuel standard (LCFS) requires regulated parties to reduce the overall emissions of their fuels to a predefined ceiling. In both cases, renewable fuel producers generate tradable financial instruments, which represent either a volume of fuel or a set amount of CO2e reduction. These credits are then surrendered by regulated parties to demonstrate compliance. The RFS and LCFS require that fuels are made from approved pathways and feedstocks. Camelina has full EPA approval under the RFS and Jatropha is currently pending approval, which EPA has indicated will occur in mid-2015.

In March 2015, ARB approved a first-of-its-kind feedstock-only pathway for Sustainable Oils patented Camelina oil. The pathway only applies to Sustainable Oils' US Patent and Trademark Office-registered seed varieties - no other Camelina seed or oil can be used to produce LCFS compliant fuel. At a cumulative carbon intensity (CI) of 7.58 g/MJ, final fuels can be produced at between 18.7 and 19.1. The result is that fuel producers and obligated parties in California can meet their LCFS emissions reduction requirements with significantly less fuel that would otherwise be required using traditional feedstocks like soybean (83 g/MJ) or canola oil (63 g/MJ). LCFS credits are generated based upon the CI of the underlying fuel, which means Camelina-based fuels will generate significantly more value per gallon than any other virgin oil-based fuel. By example, if the LCFS credit price is $50/MT of carbon, Camelina biodiesel produces $0.40 more per gallon than soybean-based fuel.

Currently, California (LCFS), Oregon (LCFS) and British Columbia (RLCFRR) have LCFS-style regulations, as well as the European Union (FQD). Washington is close behind and the Northeast States for Coordinated Air Use Management (NESCAUM), which represents 11 states is considering a Northeast/Mid-Atlantic Clean Fuels Standard. Together, the U.S jurisdictions represent over 30 percent of all domestic transportation related fuel consumption.

California has a history of implementing environmental policies that are subsequently adopted by the federal government. In 1967, Ronald Reagan signed legislation that established the California Air Resources Board (CARB), which was subsequently integrated into Cal EPA. California is the only state that is permitted to have such a regulatory agency, since it is the only state that had one before the passage of the federal Clean Air Act and the establishment of US EPA in 1970. Other states are permitted to follow CARB standards, or use the federal ones, but not set their own. More recently, California vehicle emissions standards were adopted by US EPA as federal standards, which will be enforced in 2016.

As LCFS-style regulations are adopted by other states, regions or nationally, the pathway review and adoption process is expected to be very similar to that of California, for the reasons stated above. In some cases, CARB pathways and associated fuel CIs maybe directly adopted by implementing state agencies. In all cases, GCEH expects the pathway work conducted to date on Camelina and Jatropha will provide a significant advantage in obtaining timely approval of our proprietary products into newly regulated markets.

As emissions reduction regulations change and evolve, GCEH will continue to evaluate which credit generating activities offer the best financial return for our products. The European Emissions Trading Scheme (EU ETS), the largest credit trading market in the world, will continue to be monitored for future opportunities. However, continued instability in the EU ETS credit pricing has prompted GCEH to focus on domestic and regional credit generating activities in the short to medium term.

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

In January 2015 we were notified by the US Patent and Trademark Office that our patent application for a method to alter and/or improve the fatty acid composition of a Camelina plant cell has been approved for issuance. The claims are for a method of altering and/or improving fatty acid composition of a Camelina plant cell, plant part, tissue culture or whole plant, and the method comprising disrupting one, two, or three copies of FAD2 genes and/or one, two or three copies of FAE1 genes in said Camelina plant cell, plant part, tissue culture or whole plant. Also included is a method of breeding Camelina plants to produce altered levels of fatty acids in seed oil and/or meal.

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

Market

According to both the International Energy Agency (“IEA”) and the U.S. Department of Energy’s Energy Information Administration (“EIA”) estimates, the world demand for crude oil in 2014 was approximately 92.3 million barrels per day, with approximately 20% of that demand being diesel and fuel oil (distillate fuel oil).  This equates to a global consumption of distillate fuel oil of approximately 22.0 million barrels per day, or 337 billion gallons per year.  At a 5% blend, the world market for biodiesel exceeds 16.8 billion gallons per year.

U.S. diesel fuel oil consumption for 2013 was over 57 billion gallons.  At a 5% blend, the U.S. biodiesel market was over 2.9 billion gallons per year, which we expect will continue to grow.

As reported by the Environmental Protection Agency (EPA), U.S. biodiesel refineries produced over 1.3 billion  gallons of neat (100%) biodiesel fuel in 2014, from a reported 100+ active producers with a total capacity of over 2 billion gallons.  This is just under 60% of capacity and represents just over 1.2% of U.S. demand for diesel fuel. The trend of production and consumption of biodiesel is growing. In 2005, U.S. refineries produced and sold approximately 75 million gallons; in 2006, approximately 250 million gallons; in 2007, approximately 450 million gallon; and in 2008, approximately 678 million gallons; in 2009 approximately 506 million gallons.  The drop in production in 2009 is primarily due to increased feedstock costs.  In 2011, biodiesel production exceeded one billion gallons for the first time. In 2012, it rose to more than 1.1 billion gallons and by 2013 production was nearly 1.8 billion gallons, according to EPA figures. In 2014, production declined to approximately 1.3 billion gallons, due in large part of regulatory uncertainty.

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

In cooperation with Honeywell’s UOP and Emerald Biofuels, we submitted a pathway application for Jatropha oil to the EPA in June 2012.  Based upon recent feedback provided by the EPA, the pathway is expected to be published for public comment in the second quarter of 2015 and is expected to be approved later in the year.

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

Employees.

As of December 31, 2014, across all of our subsidiaries, we had 39 full time employees, contract employees and consultants.   The number of people we employ fluctuates depending on farm development,  land preparation, planting and seasonal farm operations.  Our first two farms have now been fully planted, so there are minimal development activities underway and we have not begun the full development of our third farm, for Jatropha, yet, We will continue to “right size” our work force to support our operational needs.   Neither this company, nor any of our subsidiaries is a party to any collective bargaining agreements.

1A.           RISK FACTORS

Not applicable.

 1B.           UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.   PROPERTIES.

Executive Offices.  Currently, we operate out of offices located at 2790 Skypark Drive, Suite 105, Torrance, CA 90505.  Our leased offices consist of approximately 1,296 square feet and are leased at a monthly rate of $2,402 per month.  The term of the lease expires on January 31, 2019.

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

2.           In March 2010 and June 2012, we purchased approximately 5,100, acres of additional land that is contiguous to our first farm.  In 2013, we completed planting Jatropha on this farm.  We financed the purchase of this farm through a mortgage loan in the amount of $963,382.  That loan bear interest at a rate of 12% per annum.

3.           In October 2012, we purchased approximately 5,557 acres of additional land for the development of a third Jatropha farm.  This land is located in the same region, approximately five miles from our other two farms.  We have planted a variety of Jatropha plants in our first two farms, and have used varying agricultural techniques to in order to ascertain which variety is best suited for the region.  We do not intend to plant Jatropha on this third farm until we obtain more information about Jatropha production from our first two farms.  In the interim, we have commenced planting other fuel crops on the third farm on a test basis and may, if such tests prove successful, expand these alternate crops until a decision is made regarding the use of the third farm.  We financed the purchase of this farm through a mortgage loan in the amount of $ 2,095,525.  That loan bears interest at a rate of 12% per annum.  In 2014 we plan to test plant a portion of the farm with an annual oil seed crop to prove yields with the potential for a larger deployment.

Montana Offices/Facilities.  Our Sustainable Oils field and research operations will be conducted primarily from Bozeman, Montana under a subcontract with a local seed research company.

Dominican Republic Nursery.  On December 31, 2014, we signed a five year lease with a third party in the Dominican Republic, for approximately 104 acres of land where we have begun developing a Jatropha plant nursery.  The total lease is approximately $80,900, due and payable as follows:

$40,500 due at signing and was paid in January 2015
$10,100 due December 31, 2015
$10,100 due December 31, 2016
$10,100 due December 31, 2017
$10,100 due December 31, 2018

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

Fiscal Year Ended December 31, 2014	High Bid	Low Bid
First Quarter	$.013	$.010
Second Quarter	$.011	$.0095
Third Quarter	$.012	$.012
Fourth Quarter	$.0046	$.0041

Fiscal Year Ended December 31, 2013	High Bid	Low Bid
First Quarter	$.016	$.016
Second Quarter	$.016	$.016
Third Quarter	$.012	$.018
Fourth Quarter	$.014	$.012

Stockholders

As of March 31, 2015, there were approximately 1,500 holders of record of our common stock, not including any persons who hold the stock in “street name.”

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
2002 Stock Incentive Plan (1)	19,850,000	$0.03	-
2010 Equity Incentive Plan	19,550,000	$0.01	450,000
Equity compensation plans not approved by security holders Options	5,600,000	$0.01
Warrants	23,028,643	$0.02

Total	68,028,643		450,000

(1) This incentive plan has expired, and no additional options or awards can be granted under this plan.

Recent Issuances Of Unregistered Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2014 that were not previously reported in a Current Report on Form 8-K.

Repurchase of Shares

We did not repurchase any of our shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

During the past five years, we have focused our efforts on acquiring, improving, and planting Jatropha farms (which are located in Mexico).  To date, most of the Jatropha trees that we planted in our farms have not been mature enough to bear significant amount of Jatropha fruit from which we could produce commercial quantities of Jatropha oil.  Most of the trees that we planted are now, however, maturing and we expect that the more elite varieties should be able to produce a normal harvest of Jatropha seeds. However, our first farm, in which we planted over 20 varieties of trees and which was used largely as a test farm to determine which varieties of Jatropha are most suitable for commercial production in Mexico, has not produced many seeds. While certain varieties of Jatropha trees planted on the second farm have been more productive, the seeds being harvested from these trees on the second farm are being used to grow replacement trees for the less productive trees, and not for the purpose of producing oil. As a result, neither of these farms is expected to generate significant revenues in the short term future. Pending the selection of the best variety of Jatropha trees to plant on our third farm in the region, we planted a portion of our third farm with a (non-Jatropha) annual oil seed crop with plans to expand that planting significantly in the future, if we obtain additional adequate funding. This alternative crop has the potential to generate revenue and some profits, which will be used to defray the operating costs on the other two farms. Our intent is to develop agronomic best practices for the region and to prove yields for a future larger deployment. As a result, we do not expect to start cultivating and planting Jatropha trees on this third farm until we have obtained the results of the testing program we conducted on our first two farms and pending adequate funding. Because our farms are still young and developing and our agricultural practices are still evolving, we are unable to accurately predict the amount of fruit and Jatropha oil that our farms will produce in the future.

Our Mexican farming operations are managed by us through our wholly owned Mexican subsidiary, Global Energias Renovables (“GER”), and the direct farm labor is employed through wholly owned Mexican companies owned by GCE Mexico.  GCE Mexico has obtained its previous funding from on-going equity contributions from the affiliated investor of that entity.  Revenues generated, and expected to be generated, by the operations of GCE Mexico’s three farms will be used by that entity, and profits, if any, will be distributed to all owners of GCE Mexico (including this company, once the investor has recovered his investment and has been paid the accumulated preferred return).

GER currently receives payments from GCE Mexico to reimburse its expenses related to the management of the Mexico operations.  In addition to the reimbursements received for managing GCE Mexico and the three Mexico farms, this company (Global Clean Energy Holdings, Inc.) generates revenues from fees received for providing advisory and management services to third parties regarding ag-energy farms and the uses of non-food based biofuels.  Other than subsidies received from the Government of Mexico, these management/advisory service fees and the reimbursement payments from GCE Mexico have been our principal sources of cash flow.

In March 2013, we acquired the Camelina assets and operations of Sustainable Oils, LLC, a company that, since 2007, has been engaged in the development, production and commercialization of Camelina-based biofuels.  Sustainable Oils has generated over $20 million of revenues during the four years prior to our acquisition.  However, our ability to operate the Camilina operations in North America is dependent upon receiving additional financing.  No assurance can be given that our business plan for the Camelina business will result in profitable operations.  Sustainable Oils is a wholly-owned subsidiary.  Its liabilities include an approximately $2.3 million liability, which debt is secured by a lien on three patents we acquired as part of the purchase of the Camelina assets from Targeted Growth, Inc.

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

Results Of Operations

Revenues. During the year ended December 31, 2014 and 2013 we recognized revenue of $1,299,075 and $332,320, respectively. The revenues that we generated in 2014 were primarily derived from Jatropha related advisory and management services we rendered to a third party.  Revenues during the year ended December 31, 2014 increased by $966,755 from the comparable 2013 fiscal period because a $1,017,000 increase in advisory and management revenues.  Revenues we generate from Jatropha advisory and management services are used for this company’s operations.  Advisory and management services revenue were approximately $1,298,000 and $281,000 in 2014 and 2013, respectively.  Our current advisory agreements expire during 2015 and will have to be replace or renewed.  Accordingly, the amount of advisory service revenues that we may generate in 2016 will depend on new advisory agreements, if any, that we obtain to replace the existing agreements.

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

Advisory and management services revenue - The Company provides development and management services to other companies regarding their bio-fuels and/or feedstock-Jatropha and Camelina development operations, on a fee for services basis. The advisory services revenue is recognized upon completion of the work in accordance with the separate contract.

Agricultural subsidies revenue - the Company receives agricultural subsidies from the Mexican government. Due to the uncertainty of these payments, the revenue is recognized when the payments are received.

In the short term, our goal is to increase the amount of advisory and management services that we render to third parties in order to generate revenues to fund our corporate working capital needs, and to generate Camelina-related revenues from the Camelina business that we acquired in March 2013.  In the longer term, our goal is to substantially increase the revenues derived from the operations of our Jatropha farms, to rapidly ramp up our Camelina operations by increasing the amount of Camelina acreage, and to continue to generate fees from advisory services that we render to third parties.

Our cultivation of our Jatroph farms in Mexico produced substantial bio-mass from which we can produce charcoal.  In 2014, we obtained the necessary governmental permits to produce and sell charcoal from these farms.  Accordingly, now that we have obtained all permits necessary to produce charcoal from the biomass that is available at our Mexico farms, we anticipate that we will generate as much as $200,000 of revenue per year for the next three to four years.

General And Administrative Expenses.  Our general and administrative expenses of $2,350,130 related to the year ended December 31, 2014 decreased by 9% from prior year’s expense of $2,573,719 due to cost cutting efforts.  General and administrative expenses principally consist of officer and employee compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).

Plantation and Operating Costs.  For the year ended December 31, 2014 and 2013 we recorded Plantation Operating Costs from the operations of the farms of $132,639 and $786,300, respectively.  The decrease in the year ended in 2014 from 2013 was mostly due to a reduction in replanting and cultivation costs at our Mexico farms as we scaled back planting of new Jatropha trees at those Mexico farms.

Write Down of Long Lived Assets.  During the year ended December 31, 2014 we wrote down certain long term assets by $110,665 in the accumulated plantation development costs related to planting costs that are expected to be replanted in 2015, and in the year ended 2013 by $3,440,904.  For 2013, this write off represented a reduction in the accumulated deferred growing cost balance related to our first Jatropha farm in Mexico which are considered to be commercially unproductive because the trees on those portions have not produced adequate growth for the age of the trees, potentially have origins that have not adapted to the climatic region, are planted on inadequate or unsuitable land, or have limited resistance to local fungus and pests.  The trees in certain areas are not expected to produce enough yield or generate enough future revenues to offset the capital expended in a reasonable period of time and, accordingly, an impairment charge was recorded.

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

Interest Income/Expense.  In fiscal 2014, we incurred approximately $1,187,000 of interest expense, compared to interest expense of approximately $999,500 in fiscal 2013. This increase in interest expense is primarily due to the increase in debt associated with the acquisition of the Camelina assets.  We currently own approximately 15,000 acres of land in Mexico that is subject to interest bearing mortgages.

Net loss attributable to the non-controlling interest.  Our Mexico farm operations are owned through GCE Mexico.  We own 50% of the common membership interests of GCE Mexico.  A third party investor currently owns the other 50% of the common membership interests.  The proceeds from the sale of the preferred membership units, and from subsequent capital contributions, have been used to fund the operations of Asideros Globales Corporativo 1 (“Asideros 1”) and Asideros Globales Corporativo 2 (“Asideros 2”), each of which have acquired land in Mexico that, collectively, constitute our first two Jatropha farms. Asideros Globales Corporativo 3 (“Asideros 3”) acquired our third farm in October 2011, but had no impact on the results of our operations. GCEH directly owns 1% of Asideros 1, Asideros 2 and Asideros 3, and the balance is owned by GCE Mexico. Accordingly, we own 50.5% of Asideros 1, Asideros 2 and Asideros 3 either directly or through our common membership interest in GCE Mexico. Our consolidated financial statements include the accounts of the Asideros farm entities. Under GCE Mexico’s LLC Agreement, the net loss allocated from these entities to GCE Mexico is then further allocated to the members of GCE Mexico according to the investment balances. Accordingly, since the common membership interest did not make a capital contribution, all of the losses allocated to GCE Mexico have been further allocated to the preferred membership interest. The net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represents the allocation of the net loss of GCE Mexico to the preferred membership interests. This net loss decreased from $5,677,000 in 2013 to approximately $1,779,000 in 2014 primarily as a result of the write off of the value of portions of the Mexico farms owned by GCE Mexico in 2013.

Net income/loss attributable to Global Clean Energy Holdings, Inc.  The Company recorded net losses of $616,748 and $1,921,760 for the years ended December 31, 2014 and 2013, respectively.  In fiscal 2013, we realized $1,314,532 more in net losses attributable to Global Clean Energy Holdings, Inc. because of the loss on sale of investment of $178,000, the added net costs incurred with the Camelina operations of a $624,000.

Liquidity and Capital Resources

As of December 31, 2014, we had $238,000 in cash and a working capital deficit of $6,410,283, as compared with $217,000 in cash and a working capital deficit of $6,285,000 at December 31, 2013.

The amount of cash or cash equivalent balances held at December 31, 2014 represents cash held in our corporate accounts and our joint venture accounts.  Of these amounts, more than $170,000 was available and allocated for our general corporate purposes, with the remaining balance to be used in the operations of the Tizimin, Mexico farms owned by the GCE Mexico joint venture.  As a result, the GCE Mexico funds will not be available to us for our corporate working capital or other purposes, and are not available to us to reduce our indebtedness.  In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of assets, the sale of additional securities, additional borrowings, or from an increase in operating revenues.  Outstanding indebtedness at December 31, 2014 totaled approximately $26,313,000.  The existence of the foregoing working capital deficit and total current and long term liabilities may negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.  We incurred net losses from operations of $1,270,000 and $6,648,000 for the years ended December 31, 2014 and 2013, respectively, and have an accumulated deficit applicable to its common stockholders of approximately $28,946,000 at December 31, 2014.

To date, we have funded our corporate overhead and other public company costs and expenses primarily from (i) the sale of debt and equity securities, (ii) monthly payments we received from our GCE Mexico joint venture, and (iii) fees we received for providing Jatropha related advisory services to third parties.  During the year ended December 31, 2014, we received overhead reimbursements of $59,000 from GCE Mexico.  The amount of cash on hand and the advisory service contracts currently in effect will not be sufficient to fund our total working capital needs for the next twelve months.  Furthermore, we do not have sufficient financial resources to fund our business plan (which includes the expansion of our Camelina operations in the U.S., the purchase of additional biofuel farms and other capital outlays).  Accordingly, unless we enter into additional advisory service agreements or otherwise receive cash proceeds, we will have to obtain additional funding in the near future from the sale of our securities to fund our cash needs.  Our principal existing advisory/management agreements expire in 2015, and we have not entered into any new advisory agreements.  Accordingly, no assurance can be given that we will be able to enter into new advisory/management agreements or that we will be able to raise additional capital to fund our growth capital needs.  In addition, our principal investor in the GCE Mexico business has not committed to fully fund that entities’ working capital requirements for 2015. Accordingly, it is uncertain whether GCE Mexico will have sufficient funds to operate in 2015 in accordance with our plans. If we do not receive the necessary funding from our GCE Mexico investor, we will have to find alternative sources of working capital and/or raise additional capital for GCE Mexico. If we are able to raise additional capital, we may have to reduce this company’s operations and/or reduce our operations in Mexico. We have not identified any sources of the additional capital that we may need, and we cannot guarantee that such additional capital will be available and, if available, will be on terms favorable to the company and its stockholders.

Our business plan contemplates that with additional funding we will (i) continue to develop our Jatropha business and operations (including possibly developing and cultivating our third Jatropha farm in Mexico), (ii) diversify our biofuel energy crop revenues from new revenues generated by our new Camelina operations, and(iii) increase our bio-fuel advisory and management services, as follows:

Jatropha Farm Operations.  To date, revenues from our Jatropha farms located in Mexico have not been significant and have not met our expectations for various reasons, including the numerous varieties of the Jatropha trees that we planted, weather and soil conditions and cultivation techniques.  We are currently addressing these issues.  However, because of the time involved in replanting portions of our farms and in allowing the new trees to mature, and we do not anticipate that we will generate net revenues from the two farms that have been planted with Jatropha in the near future.  The operational expenses of the Jatropha farms in Mexico are substantial and exceed the amount of revenues that the farms are expected to generate from operations in the near future.  Our partner in GCE Mexico has provided the cash requirements for 2014 and first quarter of 2015 operating expenses of GCE Mexico.    In addition, the Mexico government has issued all required permits to our Mexico joint venture and our Mexico joint venture has re-commence the production  and sale of charcoal from the vegetation we harvested during the cultivation of our farms.  Sales of charcoal are expected to partially offset or operating expenses in Mexico.  No assurance can, however, be given that the costs of operating the Mexico farms will not exceed our budget, that we will be able make the planned charcoal sales, or that our GCE Mexico investor will, in fact, fund any future budgeted amounts.

Even if operations of the three Jatropha farms owned through GCE Mexico improve during the next few years, we do not project that these farms will generate sufficient cash to make cash distributions to Global Clean Energy Holdings, Inc. for several more years.  Under our agreements with our GCE Mexico investors, all net cash generated from the Jatropha operations that are conducted through GCE Mexico must first be used to fund the operations of those farms, and any excess must thereafter be used to repay the capital contributed by our joint venture investors (plus their preferred return).  The total amount of capital and the preferred return that must be paid to our joint venture investors before funds are distributed to us is in excess of $32,200,000 as of December 31, 2014.  As a result, the improving operations of the Mexico farms will not produce short-term cash or improve our liquidity, nor will the improving operations of the Mexico farms generate funds that we can use for our business plan, for working capital purposes, or for the acquisition of additional Jatropha or other biofuel feedstock farms.  Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional Jatropha farms for our own account.  Accordingly, in order to increase our farm ownership and operations, we will have to obtain significant additional capital through the sale of equity and/or debt securities, the forward sale of Jatropha oil and carbon offset credits, and from other financing activities, such as strategic partnerships and joint ventures.

Camelina Operations.  In March 2013, we acquired the business and assets of Sustainable Oils, LLC, a company that has been engaged in developing Camelina products since 2007.  Sustainable Oils has generated over $20 million in revenues during the past three years, but has incurred losses of approximately $5.8 million during that time, primarily due to research and development, patent, regulatory and business development costs.  The Camelina operations will require a significant amount of additional cash to scale up its operations and to reach profitable operations.  Our goal is to operate the Camelina business that we acquired through a new subsidiary.  Furthermore, our goal is to fund the operations and expansion of the Camelina operations with new debt or equity that we intend to raise specifically for the Camelina subsidiary. In the first quarter of 2014, our Camelina subsidiary raised $130,000 in bridge financing from three investors by issuing its convertible promissory notes. The promissory notes bear interest at a rate of 8% per annum, mature on December 31, 2015, and are convertible into capital stock of our Camelina subsidiary beginning on January 1, 2015. In order to induce the investors to purchase the convertible notes, we issued to those investors warrants to purchase a total of 1,083,332 shares of our common stock at an exercise price of $.012 per share. In addition, we granted the three investors the right to “put” (sell) the convertible note shares of our Camelina subsidiary to us commencing at the end of 2018 for the price equal to the price that they paid for their convertible notes. If the “put” is exercised and we are required to purchase the shares of our subsidiary, we will have the right to pay for those shares in cash or in shares of our common stock having a fair market value equal to the cash price. The proceeds from the foregoing bridge financing was used to fund the working capital needs of the Camelina subsidiary. While we have been in discussions with a number of sources for additional funding, we have not entered into any binding arrangements for the desired amount of new funding. No assurance can be given that we will obtain the additional capital necessary to operate and grow our new Camelina operations. In the event that we do not obtain the necessary amount of financing to properly operate and scale up our new Camelina operations, those operations are expected to continue to operate at a loss.

As partial consideration for the Camelina assets that we purchased in March 2013, we issued a $1,300,000 promissory note.  In September 2014, we renegotiated the terms of the note and agreed to return certain tangible assets that constituted the collateral under the promissory note to the holder of the promissory note in exchange for a reduction of the amount of accrued interest owed under the promissory note and an extension of the maturity date.  Since December 31, 2014, the foregoing promissory note is now an unsecured promissory note that is payable on demand.  However, the amount of payable under the promissory note is limited to amounts generated from the Camelina business that we acquired.

Bio-fuel Advisory and Management Services.  Throughout 2014 and the first quarter of 2015, we entered into several bio-fuel advisory and management service agreements with third parties pursuant to which we are paid fees for providing Jatropha or Camelina bio-fuels development services.  The fees that we have generated from these agreements have materially supplemented our other sources of revenues.  Because of the longer lead times before our Jatropha and Camelina bio-fuel operations generate revenues for us, we need these advisory/management fees to supplement our revenues and to defray our overhead expenses.  Accordingly, we are actively seeking additional advisory/management agreements with the our current clients as well as others.

Other Potential Source of Liquidity.

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

Because Anton & Chia was engaged in October 2013, Anton & Chia had not previously issued an accountant's report on any of our financial statements. Accordingly, during the past two years we did not receive any report from Anton & Chia that contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. Our prior accountant’s report on our financial statements for the prior two years ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles, except that there was an explanatory paragraph relating to the Company’s ability to continue as a “going concern.” In addition, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

In connection with the preparation of this Annual Report, our Certifying Officers evaluated the effectiveness of management’s disclosure controls and procedures, as of December 31, 2014, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  Based on that evaluation, the Certifying Officers concluded that management’s disclosure controls and procedures were effective as of December 31, 2014.

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

Management, with the participation of our principal executive and financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based on that evaluation, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position held by each of our current executive officers and directors.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
David R. Walker (1)	72	Chairman of the Board
Richard Palmer	54	President, Chief Executive Officer and Director
Donna Reilly	46	Chief Financial Officer

(1)	Member of our Audit Committee

Business Experience and Directorships

The following describes the backgrounds of current executive officers and directors.  Mr. Walker and is an independent directors as defined in the Nasdaq rules governing members of boards of directors.

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

Richard Palmer

Richard Palmer was appointed as our President and Chief Operating Officer in September 2007, and been a member of the Board of Directors since September 2007. Mr. Palmer became our Chief Executive Officer on December 21, 2007.  Mr. Palmer has over 25 years of hands-on experience in the energy field, holding senior level management positions with a number of large engineering, development, operations and construction companies. He is a co-founder of Mobius Risk Group, LLC, an energy risk advisory services consulting company, and was a principal and Executive Vice President of that consulting company from January, 2002 until September 2007. From 1997 to 2002, Mr. Palmer was a Senior Director at Enron Energy Services. Prior thereto, from 1995 to 1996 Mr. Palmer was a Vice President of Bentley Engineering, and a Senior Vice President of Southland Industries from 1993 to 1996. Mr. Palmer received his designation as a Certified Energy Manager in 1999, holds two Business Management Certificates from University of Southern California’s Business School, and is an active member of both the American Society of Plant Biologists, and the Union of Concerned Scientists. Mr. Palmer is  Trustee & President of the Center for Sustainable Energy Farming (CFSEF), a non-profit research institute dedicated to sustainable communities, fueled by socially-responsible clean energy. In February 2013, Mr. Palmer joined the RSB Services Foundation's Board of Directors and held the Chairman role from April until December 2013. RSB Services acted as  the implementing entity of the Roundtable on Sustainable Biofuels (RSB) sustainability certification until December 2013.

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

Based solely on information provided to us by our officers and our review of copies of reporting forms received by us, we believe that during fiscal year ended December 31, 2014, our current officers and directors complied with the filing requirements under Section 16(a).

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

The Audit Committee meets periodically with management and with our independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements.  The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant’s comments as to controls, adequacy of staff and management performance and procedures.  The Audit Committee is also authorized to review related party transactions for potential conflicts of interest.  During the fiscal year ended December 31, 2014, Dave Walker and Martin Wenzel constituted all of the members of the Audit Committee.  Both Mr. Walker and Dr. Wenzel were non-employee directors and independent as defined under the Nasdaq Stock Market’s listing standards.  Mr. Walker has significant knowledge of financial matters, and our Board has designated Mr. Walker as the “audit committee financial expert” of the Audit Committee.  The Audit Committee met four times in connection with this Annual Report and our Quarterly Reports on Form 10-Q for fiscal 2014.  The Audit Committee operates under a formal charter that governs its duties and conduct.  Mr. Wenzel resigned from the Board at the end of 2014.  Accordingly, Mr. Walker currently is our only member of the Audit Committee.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table sets forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2014 and 2013 of all persons who served as our principal executive officer during the fiscal year ended December 31, 2014 and for any other executive officer who earned annual compensation during the fiscal year ended December 31, 2014 greater than $100,000.  Donna Reilly, currently our Chief Financial Officer, was appointed on March 19, 2014 and, accordingly, was not an executive officer in 2013.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)	Bonus Paid or Accrued ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Richard Palmer	2014	250,000			-		250,000
	2013	250,000					250,000
Donna Reilly	2014	124,200			10,000		134,200

Stock Option Grant

The following table sets forth information as of December 31, 2014, concerning unexercised options, unvested stock and equity incentive plan awards for our Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Palmer	-	12,000,000		0.015	3/16/2020
	3,250,000			0.01	12/31/2017
Donna Reilly	100,000			0.04	08/17/2015
	250,000			0.02	04/01/2016
	125,000	375,000		0.01	01/17/2018
	375,000	1,125,000		0.01	07/08/2018
	250,000	750,000		0.01	03/18/2019

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

The following table sets forth information concerning the compensation paid to each of our non-employee directors during fiscal 2014 for their services rendered as directors.  The compensation of Richard Palmer, who currently serves as a director and as our President and Chief Executive Officer and Donna Reilly, Chief Financial Officer, is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2014

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David R. Walker	$24,000		$42,500				$66,500
Richard Palmer	-		-				-

Total	$24,000		$42,500				$66,500

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

(2)
Pursuant to the company’s director compensation, each non-employee director is entitled to an annual grant of options to acquire 500,000 shares.  Each director received options to acquire 500,000 shares of the company’s common stock at an exercise price of $0.01 per share, effective July 1, 2014.

Employment Agreements

Richard Palmer.  Effective December 31, 2014, we entered into an employment agreement (the “Employment Agreement”) with Richard Palmer, our President and Chief Executive Officer, for a term of five (5) years.  Under the Employment Agreement, we granted Mr. Palmer an incentive option to purchase up to 16,959,377 shares of our common stock at an exercise price of $0.0041 (the closing trading price on the date the agreement was signed and approved), with 25% vesting immediately and the balance vesting in equal amounts over the next 48 months.  In the event of a proposed sale, merger or other proposed change in control of the Company, Executives new stock options will immediately vest.

In addition, Mr. Palmer’s compensation package includes a base salary of $250,000, and a bonus payment contingent on Mr. Palmer’s satisfaction of certain performance criteria, which will not exceed 50% of Mr. Palmer’s base salary.  In the event that (i) we terminate Mr. Palmer’s employment for reasons other than “cause” (as defined in the Employment Agreement to include material breaches by him of the agreement, fraud, misappropriation of funds or embezzlement), or if (ii) Mr. Palmer resigns because we breached the Employment Agreement, we will be obligated to pay Mr. Palmer an amount equal to twelve (12) months of his base salary.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2015 by (a) each person known by us to own beneficially 5% or more of each class of our outstanding voting shares (i.e. our common stock and our Series B Preferred Stock), (b) each of our named executive officers listed in the Summary Compensation Table and each of our directors and (c) all executive officers and directors of this company as a group.  As of March 31, 2015, there were 339,187,545, shares of our common stock issued and outstanding.  As of the same date, there were 13,000 shares of our Series B Preferred Stock issued and outstanding, which shares of preferred stock were convertible into an aggregate of 11,818,181 shares of common stock.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class of Common Stock
Preferred Stock:
Corporativo LODEMO S.A DE CV Calle 18, #201-B x 23 y 25, Colonias Garcia Gineres, C.P. 97070 Merida, Yucatan, Mexico	9,090,908(3)	2.68%

Greenrock Capital Holdings LLC 10531 Timberwood Circle, Suite D Louisville, Kentucky 40223	2,727,273(4)	.80%

Common Stock:
Targeted Growth, Inc. 2815 Eastlake Ave E, Suite 300 Seattle WA 98102	40,000,000	11.79%

Roll Energy Investments LLC 11444 West Olympic Boulevard, 10th Floor Los Angeles, California 90064	36,444,500(5)	11.24%

Michael Zilkha 1001 McKinney, Suite 1900 Houston TX 77002	45,455,690(6)	12.63%

Directors/Named Executive Officers:
Richard Palmer	88,239,617(7)	22.19%
David R. Walker	5,153,539 (8)	1.5%

Donna Reilly	3,350,000 (9)	*
All Named Executive Officers and Directors as a group (4 persons)	96,743,156	24.60%

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
(7) Consists of 60,030,240 outstanding shares and 28,209,377 shares that may be acquired upon the exercise of currently exercisable options.
(8) Includes 4,750,000 shares that may be acquired upon the exercise of options.
(9) Consists of 4,750,000 shares that may be acquired upon the exercise of options.

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

As of March 31, 2015, the Preferred Members have contributed a total of $22,517,000 to GCE Mexico.  The Preferred Members also directly funded the purchase by GCE Mexico of the land in the State of Yucatan in Mexico on which the GCE Mexico three farms are located.  The purchase of land for the three farms was funded by mortgage loans, which cumulatively had an initial principal balance of $5,110,189.  The mortgages bear interest at the rate of 12% per annum, and interest is payable  on a quarterly basis to the extent the borrower has sufficient cash flow. The three mortgages, including any unpaid interest, become due in April 2018, February 2020, June 2021 and October 2021.

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

Our Board of Directors has determined that Mr. Walker is an independent director as defined in the Nasdaq rules relating to director independence.  Mr. Walker is a non-employee director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

On April 15, 2014 Anton & Chia resigned as our independent registered public accounting firm and on September 16, 2014, the audit committee appointed Hartley Moore Accountancy Corporation (“Hartley Moore”) as our independent registered public accounting firm for the year ended December 31, 2014.  Hartley Moore has audited our financial statements for the year ended December 31, 2014.

The following is a summary of the fees billed, or expected to be billed, to the Company by Hartley Moore, Hansen, Barnett & Maxwell and Anton & Chia for professional services rendered for the years ended December 31, 2014 and 2013. These fees are for work performed related to the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

2014		Audit Fees	Audit Related Fees	Tax Fees	Total Fees

	Hansen, Barnett & Maxwell	$7,900	$-	$-	$7,900
	Hartley Moore	$55,650	$-	$-	$55,650

2013

	Hansen, Barnett & Maxwell	$62,329	$-	$-	$62,329
	Anton & Chia	$10,000	$-	$-	$10,000
	Harley Moore	$36,750	$800		$37,550

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

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies, the Audit Committee charter provides that the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  No other significant compensation services were performed for us by Hartley Moore Accountancy Corporation or Hansen, Barnett & Maxwell. P.C. during 2014 and 2013.

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

10.9	Office Lease, dated as of February 2, 2014, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC*
10.10	Asset Purchase Agreement, dated March 12, 2013, between Targeted Growth, Inc. and Global Clean Energy Holdings, Inc.*

Number	Exhibit
10.11	Secured Promissory Note, dated March 13, 2013, issued by Global Clean Energy Holdings, Inc. to Targeted Growth, Inc.*
10.12	Security Agreement, dated March 13, 2013 between Targeted Growth, Inc. and Global Clean Energy Holdings Inc.*
10.13	LLC Interest Purchase Agreement, dated March 12, 2013, between Global Clean Energy Holdings, Inc., Targeted Growth, Inc. and Green Earth Fuels, LLC
10.14	Employment Agreement, Richard Palmer, with Global Clean Energy Holdings, Inc., as of December 31, 2014 *
14.1	Medical Discoveries, Inc. Code of Conduct (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2009, and incorporated herein by reference)
23	Consent of Hartley Moore Accountancy Corporation *
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
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

GLOBAL CLEAN ENERGY HOLDINGS, INC.
March 31, 2015	By: /s/ RICHARD PALMER Richard Palmer President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD PALMER	Chief Executive Officer	March 31, 2015
Richard Palmer	Principal Executive Officer) and Director
/s/ DONNA REILLY	Interim Chief Financial Officer	March 31, 2015
Donna Reilly	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID WALKER	Chairman, the Board of Directors	March 31, 2015
David Walker

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Global Clean Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Global Clean Energy Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Clean Energy Holdings, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred net losses and used cash in operating activities for the years ended December 31, 2014 and 2013 and has an accumulated deficit of approximately $29,000,000 and negative working capital at December 31, 2014.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation
Hartley Moore Accountancy Corporation

Irvine, California
March 31, 2015

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$238,485	$216,531
Accounts receivable	213,962	38,559
Inventory	35,201	37,296
Other current assets	37,580	157,469
Total Current Assets	525,228	449,855

PROPERTY AND EQUIPMENT, NET	13,834,255	15,495,781

INTANGIBLE ASSETS, NET	3,727,724	3,972,950

OTHER NONCURRENT ASSETS	5,744	7,021

TOTAL ASSETS	$18,092,951	$19,925,607

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,651,606	$3,807,646
Accrued payroll and payroll taxes	1,249,815	1,170,223
Capital lease liability - current portion	-	818
Notes payable - current portion	1,337,089	1,376,000
Convertible notes payable	697,000	567,000
Total Current Liabilities	6,935,510	6,921,687

LONG-TERM LIABILITIES
Accrued interest payable	4,166,607	3,154,826
Accrued return on noncontrolling interest	10,101,080	7,442,730
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	19,377,876	15,707,745

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued and outstanding(aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
339,187,545 issued and outstanding	339,187	339,187
Additional paid-in capital	25,657,177	25,600,050
Accumulated deficit	(28,946,103)	(28,338,875)
Accumulated other comprehensive loss	(66,586)	(63,020)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(3,016,312)	(2,462,645)
Noncontrolling interests	(5,204,123)	(241,180)
Total Stockholders' Deficit	(8,220,435)	(2,703,825)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,092,951	$19,925,607

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2014	2013

Revenue	$1,297,847	$281,248
Subsidy Income	1,228	51,072
Total Revenue	1,299,075	332,320

Operating Expenses
General and administrative	2,350,130	2,573,719
Loss on sale of investment held for sale	-	178,896
Gain on disposal of Fixed Assets	(23,957)	-
Write down of long lived assets	110,665	3,440,904
Plantation operating costs	132,639	786,300

Total Operating Expenses	2,569,477	6,979,819

Loss from Operations	(1,270,402)	(6,647,499)

Other Income (Expenses)
Other income	17	90
Interest expense	(1,187,463)	(999,524)
Gain on settlement of liabilities	62,035	50,138
Foreign currency transaction gain (loss)	529	(1,612)

Other Expenses, Net	(1,124,882)	(950,908)

Net Loss	(2,395,284)	(7,598,407)

Less Net Loss Attributable to the Noncontrolling Interest	(1,778,536)	(5,676,647)

Net Loss Attributable to Global Clean Energy Holdings, Inc.	$(616,748)	$(1,921,760)

Amounts attributable to Global Clean Energy
Holdings, Inc. common shareholders:
Loss from Continuing Operations	$(616,748)	$(1,921,760)

Basic and diluted Loss per Common Share:
Net Loss per Common Share	$(0.0018)	$(0.0059)

Basic and diluted Weighted-Average Common Shares Outstanding	339,187,545	327,107,796

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
	December 31,
	2014	2013

Net Loss	$(2,395,284)	$(7,598,407)

Other comprehensive income (loss)- foreign currency
translation adjustment	(1,550,538)	114,765

Comprehensive Loss	(3,945,822)	(7,483,642)

Add net loss attributable to the noncontrolling interest	1,778,536	5,676,647

Add other comprehensive loss (income) attributable to noncontrolling interest	1,546,972	(121,664)

Comprehensive Loss Attributable to
Global Clean Energy Holdings, Inc.	$(620,314)	$(1,928,659)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
For the Years Ended December 31, 2013 and 2014

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2012	13,000	$13	293,683,502	$293,683	$24,588,022	$(26,599,007)	$(56,121)	$6,194,264	$4,420,854

Contributions from noncontrolling interests	-	-	-	-	-	-	-	1,598,687	1,598,687
Issuance of common stock for cash	-	-	40,000,000	40,000	760,000	-	-	-	800,000
Exercise of options	-	-	1,477,089	1,477	13,294	-	-	-	14,771
Exercise of warrants			4,026,954	4,027	36,243				40,270
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	202,491	-	-	-	202,491
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(2,479,148)	(2,479,148)
Dissolution of TAL						181,891			181,891
Foreign currency translation gain (loss)	-	-	-	-	-	-	(6,899)	121,664	114,765
Net loss for the year ended December 31, 2013	-	-	-	-	-	(1,921,760)	-	(5,676,647)	(7,598,407)

Balance for the year ended December 31, 2013	13,000	13	339,187,545	339,187	25,600,050	(28,338,875)	(63,020)	(241,180)	(2,703,825)

Balance at December 31, 2013	13,000	$13	339,187,545	$339,187	$25,600,050	$(28,338,875)	$(63,020)	$(241,180)	(2,703,826)
Adjustment to Opening Reserves						$9,520			9,520
Contributions from noncontrolling interests	-	-	-	-	-	-	-	1,030,435	1,030,435
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	57,127	-	-	-	57,127
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(2,658,350)	(2,658,350)
Foreign currency translation loss	-	-	-	-	-	-	(3,566)	(1,556,492)	(1,560,058)
Net loss for the year ended December 31, 2014	-	-	-	-	-	(616,748)	-	(1,778,536)	(2,395,284)

Balance for the year ended December 31, 2014	13,000	$13	339,187,545	$339,187	$25,657,177	$(28,946,103)	$(66,586)	$(5,204,123)	$(8,220,435)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended
	December 31,
	2014	2013
Operating Activities
Net loss	$(2,395,284)	$(7,598,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	-	1,612
Gain on settlement of liabilities	(62,035)	(50,138)
Share-based compensation	57,127	202,491
Write down of deferred growing cost	-	3,440,904
Write down of long lived assets	110,665	33,715
Gain on disposal of fixed assets	(23,957)
Loss on sale of investment held for sale	-	178,896
Depreciation and amortization	684,289	475,919
Changes in operating assets and liabilities:
Accounts receivable	(177,791)	(35,970)
Inventory	77,877	87,792
Other current assets	46,652	123,041
Accounts payable and accrued expenses	965,903	1,522,101
Other noncurrent assets	7,968	(1,302)
Net Cash Used in Operating Activities	(660,672)	(1,619,346)
Investing Activities
Plantation development costs	(432,759)	(881,221)
Purchase of property and equipment	(3,363)	(3,112)
Proceeds from sale of property and equipment	-	171,254
Net Cash Used in Investing Activities	(436,122)	(713,079)
Financing Activities
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	1,030,435	1,598,688
Proceeds from convertible notes payable	130,000	-
Payments on capital leases and notes payable	(39,715)	(47,776)
Proceeds from exercise of options and warrants	-	55,041
Net Cash Provided by Financing Activities	1,120,720	1,605,953
Effect of exchange rate changes on cash	(1,972)	1,424
Net change in Cash and Cash Equivalents	21,954	(725,048)
Cash and Cash Equivalents at Beginning of Period	216,531	941,579
Cash and Cash Equivalents at End of Period	$238,485	$216,531

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$175,682	$9,603
Cash (received) / paid for income tax	$1,029	$(764)
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$2,658,350	$2,479,148
Settlement of accrued interest with the transfer of Fixed Assets	190,500	-

Acquisitions:
Intangible assets and equipment acquired	$-	$4,359,341
Inventory acquired	-	123,599
Other current assets assumed	-	260
Other current liabilities assumed	-	(2,383,100)
Net assets acquired	$-	$2,100,100
Notes payable issued		$(1,300,000)
Common stock issued		$(800,000)

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

When multiple parties make decisions over different activities of the entity, only the party with power to direct the activities that most significantly impacts the entity's economic performance will have satisfied the first condition. Global Clean Energy Holdings, Inc. has the power to direct the most significant activities of GCE Mexico and its subsidiaries, as these rights were specifically granted to Global Clean Energy Holdings, Inc. under the GCE Mexico’s Operating Agreement (the “LLC Agreement”).

Global Clean Energy Holdings, Inc. satisfies the second condition because as owner of a 50.5% profits interest, Global Clean Energy Holdings, Inc. is expected to receive the benefits or the largest amounts of profits allocated by GCE Mexico. The partners’ right to receive a preferred return on their investment does not qualify as a “right to receive residual returns” of GCE Mexico.

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

GCE MEXICO, LLC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS (1)	86,979	363,358
PROPERTY AND EQUIPMENT, NET	13,377,936	14,720,296
OTHER NONCURRENT ASSETS	3,118	3,522

TOTAL ASSETS	$13,468,033	$15,087,176

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES	281,369	1,008,651
LONG-TERM LIABILITIES	19,124,134	15,620,765

TOTAL LIABILITIES	$19,405,503	$16,629,416

(1)
Includes cash of $86,979 and $363,358 at December 31, 2014 and 2013, respectively, which is included in the Company’s consolidated financial statements, but is used only for the operations of GCE Mexico.

In March 2013, the Company acquired 100% of all of the outstanding membership interests of Sustainable Oils, LLC, a Delaware limited liability company.  Accordingly, the consolidated financial statements for periods after that acquisition include the assets, liabilities and results of operations of that entity.

Accounting for Agricultural Operations

All costs incurred until the actual planting of the Jatropha Curcas plant are capitalized as plantation development costs, and are included in “Property and Equipment” on the balance sheet. Plantation development costs are being accumulated in the balance sheet during the development period and are accounted for in accordance with accounting standards for Agricultural Producers and Agricultural Cooperatives. The direct costs associated with each farm and the production of the Jatropha revenue streams have been deferred and accumulated as a noncurrent asset, “Deferred Growing Costs”, on the balance sheet. These costs will be recognized as a Cost of Good Sold in the period the revenue is recognized.  In 2013, the balance of the Deferred Growing Costs related to our first Jatropha farm in Mexico and were written off.  The trees in certain areas were not expected to produce enough yield or generate enough future revenues to offset the capital expended in a reasonable period of time and, accordingly, an impairment charge was recorded. Other general costs without expected future benefits are expensed when incurred.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventory

The Company uses the FIFO valuation method for its inventories.   The Company records no inventories above their acquisition costs.   There was no losses related to the valuation of inventory during the years ended December 31, 2014 and 2013.

Concentration of Credit Risk

At December 31, 2014 and 2013, the Company had no cash and cash equivalents in the United States or Mexico in excess of federally-insured limits.  The Company has maintained its cash balances at what management considers to be high credit-quality financial institutions.

Accounts Receivable

The Company extends credit to its customers based on credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.  At December 31, 2014 and 2013, the Company determined that no allowance for doubtful accounts was necessary.

For the years ended December 31, 2014 and 2013, one customer accounted for approximately 99% and 84% of total revenues, respectively.

At December 31, 2014 and 2013, one customer accounted for approximately 98% and 100 % of total accounts receivable, respectively.

Property and Equipment

Substantially all property and equipment relate to plantation costs and related equipment to cultivate the Jatropha Curcas plant. Property and equipment are stated at cost. Depreciation of office equipment is computed using the straight-line method over estimated useful lives of 3 to 5 years. Plantation equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years. Depreciation of plantation equipment has been capitalized as part of plantation development costs through the date that the plantation becomes commercially productive. Plantation development costs have been accumulated in the balance sheet during the development period and are being accounted for in accordance with generally accepted accounting principles for agricultural producers and agricultural cooperatives. The initial plantations were deemed to be commercially productive on October 1, 2009, at which date the Company commenced the depreciation of plantation development costs over estimated useful lives of 10 to 35 years, depending on the nature of the development. Developments and other improvements with indefinite lives are capitalized and not depreciated. Other developments that have a limited life and intermediate-life plants that have growth and production cycles of more than one year are depreciated over their respective lives once they are placed in service. During 2014, the Company had land, plantation development costs, and plantation equipment located in Mexico and the Dominican Republic

Except for costs incurred during the development period of the plantation, normal maintenance and repair items are charged to costs and expensed as incurred. During the development period, maintenance, repairs, and depreciation of plantation equipment have been capitalized as part of the plantation development costs. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in results of operations.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. At December 31, 2014, the Company reviewed its long-lived assets and determined there was no related impairment.

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

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share at December 31, 2014, as follows:

	December 31,
	2014	2013

Convertible notes	18,900,000	18,900,000
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	3,083,332	24,585,662
Compensation-based stock options and warrants	64,945,311	69,208,483
	98,746,824	124,512,326

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

Jatropha and Camelina biofuel revenue - The Company’s long-term primary source of revenue currently is expected to be be the sale of seeds from elite lines of Jatropha and/or Camelina used for propagation and the sale of Jatropha oil and biomass in the form of charcoal and/or animal feed.  Revenue will be recognized net of sales or value added taxes and upon transfer of significant risks and rewards of ownership to the buyer. Revenue is not recognized when there are significant uncertainties regarding recovery of the consideration due, associated costs or the possible return of goods.  For the year ended December 31, 2014, the Company had no significant Jatropha or Camelina biofuel revenue.

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

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include a) those assumed in determining the valuation of common stock, warrants, and stock options, b) estimated useful lives and recoverability of plantation equipment and plantation development costs, and c) undiscounted future cash flows for purpose of evaluating possible impairment of long lived assets. It is at least reasonably possible that the significant estimates used will change within the next year.

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

Comprehensive Income

In June 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The company has included consolidated statements of comprehensive income for the years ended December 31, 2014 and 2013.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”. The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

Note 2 – Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations applicable to its common shareholders of $2,395,284 and $7,598,407 for the year ended December 31, 2014, and 2013, respectively, and has an accumulated deficit applicable to its common shareholders of $28,946,103 at December 31, 2014.  The Company also used cash in operating activities of $660,672 and $1,619,345 during the years ended December 31, 2014 and 2013, respectively.  At December 31, 2014, the Company has negative working capital of $6,410,283.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  Management plans to meet its cash needs through various means including securing financing, entering into new joint ventures, through fees associated with management and development agreements and fees and profit sharing from developing the current business model.  In order to fund its operations, the Company has to date received $22,189,826 in capital contributions from the preferred membership interest in GCE Mexico I, LLC (“GCE Mexico”), has issued mortgages in the total amount of $5,110,189 for the acquisition of land.  The Company is developing the business operation to participate in the rapidly growing bio-diesel industry.  While the Company expects to be successful in this new venture, there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Under GCE Mexico’s operating agreement, as amended (the “LLC Agreement”), the Company owns 50% of the issued and outstanding common membership units of GCE Mexico.  The remaining 50% of the common membership units was initially issued to five investors.  The Company and the other owners of the common membership interest are not required to make capital contributions to GCE Mexico.

In addition, two investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two investors who each agreed to make capital contributions to GCE Mexico in installments and as required, fund the development and operations of the Jatropha Farm.  In November 2013, one of the two investors transferred 100% of the interest to the other investor.  The preferred members have made capital contributions of $1,030,435and $1,598,688 during the years ended December 31, 2014 and 2013, respectively, and total contributions of $22,189,826 have been received by GCE Mexico from these investors since the execution of the LLC Agreement.  The LLC Agreement calls for additional contributions from the preferred members, as requested by management provided that the preferred members are not obligated to make such contributions and shall elect to do so at the sole discretion of the preferred member.  The holder of the preferred membership interest is entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of the preferred membership interest.  The preferential return increased by $2,658,350, and $2,479,148 during the years ended December 31, 2014 and 2013, respectively, and totals $10,101,080 since the execution of the LLC Agreement.

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

Note 3 – Property and Equipment

Property and equipment are as follows:

	December 31,
	2014	2013

Land	$3,994,647	$4,512,630
Plantation development costs	9,638,425	$10,311,286
Plantation equipment	1,366,258	$1,510,878
Office equipment	103,770	$299,756

Total cost	15,103,100	16,634,550
Less accumulated depreciation	(1,268,845)	(1,138,769)

Property and equipment, net	$13,834,255	$15,495,781

Depreciation expense for property and equipment was $210,293 and $280,027 for the years ended December 31, 2014 and 2013, respectively.

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

Amortization is calculated using the straight-line method to allocate the cost of the intangible assets  over their estimated useful lives of 17 years.  Any future costs associated with the maintenance of these patents with indefinite lives will be capitalized and not amortized.  The Intangible Assets as of the year ended December 31, 2014 is shown in the following table:

	December 31,
	2014	2013

Intangible Assets	4,168,841	$4,168,841

Less accumulated amortization	(441,117)	(195,892)

Intangible Assets, net	$3,727,724	$3,972,949

Amortization expense for intangible assets was $245,225 for the year ended December 31, 2014 and none in 2013.  The estimated amortization expense for the next five years approximates $245,000 annually.

Note 6 – Debt

Notes Payable

On November 1, 2012, the Company entered into a note payable to Mobius in the aggregate amount of $75,000. The note bore interest at 5% and was unsecured. Principal and interest on this Note was payable monthly in the amount of $5,000, commencing on May 1, 2013 with the final payment due on September 1, 2014.  This note was paid in full.

Notes Payable to Shareholders

Included in notes payable on the accompanying consolidated balance sheet, the Company has notes payable to certain shareholders in the aggregate amount of $26,000 at December 31, 2014 and December 31, 2013.  The notes originated in 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $55,754 and $52,643, respectively at December 31, 2014 and December 31, 2013, respectively.

Convertible Notes Payable

In March 2010, the Company entered into a securities purchase agreement with the preferred members of GCE Mexico pursuant to which the Company issued senior unsecured convertible promissory notes in the original aggregate principal amount of $567,000 and warrants to acquire an aggregate of 1,890,000 shares of the Company’s common stock.  The Convertible Notes matured on the earlier of (i) March 16, 2012, or (ii) upon written demand of payment by the note holders following the Company’s default thereunder. The maturity date of the Convertible Notes had been extended until March 15, 2015 and are currently in technical default.  Management is in discussion with the Note holders to extend these Notes.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each year anniversary of the issuance of the convertible notes.  The Company may at its option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of its common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price for each of the five consecutive trading days immediately preceding the interest payment date.  At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Company’s common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.  The convertible notes rank senior to all other indebtedness of the Company, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by the Company in the ordinary course of business. The Company may not prepay the convertible notes without the prior consent of the Investors.

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

Promissory Notes Payable

In March 2013, the Company issued a secured promissory note in the principal amount of $1,300,000 to Targeted Growth, Inc. for certain Camelina assets.  The purchase occurred concurrently with the acquisition of Sustainable Oils, LLC.  The note bears an interest rate of ten percent (10.0%) per annum, and is payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after, the receipt by the Company of any Qualified Funding; or (b) September 13, 2014 (the “Maturity Date”).  The term “Qualified Funding” means all equity funding in excess of the $800,000, in the aggregate, received by the Company, its subsidiary or an affiliate after the date hereof for its Camelina business.  In September 2014, we renegotiated the terms fo the agreement and returned certain machines, tractors, and vehicles to Targeted Growth, Inc. in consideration for a reduction of accrued interest related to the Promissory Note.  The current note is no longer secured by any assets and is due on demand.

In January 2014, Sustainable Oils, Inc. (SusOils) entered into a securities purchase agreement with independent third parties pursuant to which SusOils issued unsecured convertible promissory notes in the original aggregate principal amount of $130,000 and warrants to acquire an aggregate of 1,083,332 shares of the Company’s common stock.  The Convertible Notes mature on the December 31, 2015. Interest accrues on the convertible notes at a rate of 8% per annum, and is payable quarterly in cash, in arrears, on each year anniversary of the issuance of the convertible notes.  The Company may at its option, in lieu of paying interest in cash, capitalize the interest to increase the total amount of the Convertible Note.  At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Company’s common stock at a conversion price equal to $0.012.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.

Settlement of Liabilities

The Company has settled certain liabilities previously carried on the consolidated balance sheet, which settlements resulted in gains from the extinguishment of liabilities. There was a $62,035 gain on settlement of liabilities for the year ended December 31, 2014, and a gain on settlement of liabilities of $50,138 for the year ended December 31, 2013. The gains in 2014 and 2013 were primarily from the settlement or expiration of historic liabilities primarily incurred by prior management in connection with the discontinued pharmaceutical operations. In addition, the Company wrote off certain liabilities that had been extinguished with the passage of time for collection under applicable statutes of limitation laws.

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

Common Stock

In March 2013, the Company issued 40,000,000 shares, at $0.02 per share (based on the closing market price on the measurement date) as partial considertion of the business purchase that included certain assets, patents, and other intellectual property and rights related to the development of Camelina sativa as a biofuels feedstock that it acquired.   See Note 6.

Note 8 – Stock Options and Warrants

Stock Options and Compensation-Based Warrants

The Company has an incentive stock option plan wherein 20,000,000 shares of the Company’s common stock are reserved for issuance thereunder.

A summary of the status of options and compensation-based warrants at December 31, 2014, and changes during the year then ended is presented in the following table:

	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2013	69,375,311	0.01	6.6 years	$-

Granted	4,700,000	0.01
Exercised	-	-
Forfeited	(350,000)	0.02
Expired	(8,780,000)	0.03

Outstanding at December 31, 2014	64,945,311	0.02	3.3 years	$-

Vested and Exercisable at December 31, 2014	45,268,133	$0.02	2.7 years	$-

The fair value of stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  Options to purchase 4,700,000 shares of common stock were issued in the year ended December 31, 2014 and 14,100,000 in the year ended 2013. The weighted average fair value of stock options issued during the years ended December 31, 2014 and 2013 as $0.01 and 0.015, respectively.   The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the years ended December 31, 2014 and 2013 were risk-free interest rate of 1.13% and 1.30%, volatility of 175% and 181%, expected life of 5.0 years, and dividend yield of zero. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a December 31, 2014 closing price of $0.004 per share.

Share-based compensation from all sources recorded during the year ended December 31, 2014 and 2013 was $57,130 and $124,492, respectively, and is reported as general and administrative expense in the accompanying consolidated statements of operations.  As of December 31, 2014, there is approximately $87,450 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 4.54 years.

Stock Warrants

A summary of the status of the warrants outstanding at December 31, 2014, and changes during the year then ended is presented in the following table:

			Weighted
		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual life	Value

Outstanding at December 31, 2013	2,000,000

Issued	1,083,332	0.01	2.25 years	$-
Exercised	-
Expired	-

Outstanding and exercisable at December 31, 2014	3,083,332	0.01	6.31 years	$-

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

We paid for the Camelina Assets by issuing to Targeted Growth, Inc. (i) a secured promissory note in the principal amount of $1,300,000 (the “Promissory Note” – see note 6 for more details) and (ii) an aggregate of 40,000,000 shares of our common stock.  Of the 40,000,000 shares.  All shares were issued in June 2013.

The fair value of the consideration transferred to Targeted Growth, Inc. is summarized in the following table:

Investment in Camelina Assets
N/P to Targeted Growth	$1,300,000
Cash (paid out)	100
Common stock issued	800,000
$2,100,100

The purchase price for the Sustainable Oils, LLC membership interests was $100.  Sustainable Oils’ assets included 295,000 pounds of “certified” Camelina seeds that we intend to sell to farmers through 2015 for the production of Camelina feedstock.  The liabilities of Sustainable Oils include an approximately $2.3 million liability to UOP LLC, which is secured by a lien on the three patents we acquired as part of the Camelina Assets.  The amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed are as follows:

Fair Values at
Acquisition
Date
Prepaids and other assets	$260
Inventory	123,599
Intangible Assets	4,168,841
Equipment	190,500
Accounts Payable to UOP	(2,286,727)
Commitment for field testing	(54,034)
Other accounts payable and accrued liabilities	(42,339)
Total net assets of Sustainable Oils	$2,100,100

The value of the acquired identifiable intangible assets of $4,168,841 has been recorded as of the acquisition date of March 13, 2013.

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

	Revenue	Net Losses
Actual March 12, 2013 - December 31, 2013	$332,320	$(1,951,216)

2013 Supplemental pro forma from	$332,320	$(1,961,281)
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

Note 10 – Write Down of assets and fair value measurements

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

As of December 31, 2014 and 2013, the Company does not have any assets or liabilities measured at fair value on a recurring basis.

The Company performed an analysis of long-lived assets and has identified certain areas considered to be fallow based on the following condition of the trees: no vegetative growth for the age of the trees, bad origins, bad land preparation, and no resistance to fungus.  The trees are not expected to produce a commercial yield or generate any future revenues.  As such, the Company has identified the costs associated with these areas originally capitalized as Plantation Development Cost and Deferred Growing Cost, which capitalized costs are not expected to be recoverable, and has written off $101,145 and $455,824 of such capitalized costs during the period ended December 31, 2014 and 2013, respectively.

Note 11 - Income Taxes

Income taxes are provided for temporary differences between financial and tax bases of assets and liabilities. The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2014 and 2013:

Rate Reconciliation
	2014	2013
Federal income tax (benefit) at statutory rate (34%)	$(814,000)	$(2,552,000)
State income tax (benefit) , net of federal benefit	(7,000)	(100,000)
Foreign income tax benefit	-	-
Losses allocated to preferred members of GCE Mexico	743,000	1,971,000
Losses allocated GEHD	34,000	15,000
Share-based compensation	66,000	38,000
Expiration of operating loss and research credit carryforwards	-	-
Other differences	4,000	5,000
Change in valuation allowance	(26,000)	623,000
Income tax benefit	$-	$-

The components of deferred tax assets and liabilities are as follows at December 31, 2014 and 2013, using a combined deferred income tax rate of 40%:

Components of Net Deferred Taxes
	2014	2013
Net operating loss carryforward	$7,188,000	$7,225,000
Share-based compensation	752,000	781,000
Accrued compensation and other liabilities	701,000	647,000
Impairment of long lived assets	42,000	58,000
Other	-	(2,000)
Valuation allowance	(8,683,000)	(8,709,000)
Net deferred tax asset	$-	$-

The Company has available net operating losses in the U.S. of approximately $28,000,000 which can be utilized to offset future earnings of the Company. The utilization of the net operating losses are dependent upon the tax laws in effect at the time such losses can be utilized. The loss carryforwards expire between the years 2014 and 2034. Should the Company experience a significant change of ownership, the utilization of net operating losses could be reduced.

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the state of California. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2010. The Company is no longer subject to examination by state tax authorities for tax years before and including December 31, 2009. During the years ended December 31, 2014 and 2013, the Company did not recognize interest and penalties.

Note 12 – Commitments and Contingencies

Commitments

In February 2014, the Company entered into a lease agreement for 1,296 square feet of office space from February 1, 2014 to January 31, 2019. Rent payments range from $2,300 to $2,600 over the term. Rent expense for the years ended December 31, 2014 and 2013 was approximately $60,600 and $43,000, respectively. The following represents approximate future annual minimum lease payments as of December 31, 2014:

Year Ending
December 31,
2015	39,000
2016	40,000
2017	41,000
2018	42,000
2019	3,000
Operating Lease Payable	$165,000

The Company previously leased an office facility under a noncancelable operating lease, which had an expiration date of December 31, 2014, with $3,500.00 due monthly until expiration.

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

Employment Agreement

Effective December 31, 2014, approved in January 2015, the Company entered into an employment agreement (the “Employment Agreement”) with Richard Palmer, our President and Chief Executive Officer, for a term of five (5) years.  Under the Employment Agreement, the Company granted Mr. Palmer an incentive option to purchase up to 16,959,377 shares of our common stock at an exercise price of $0.0041 (the closing trading price on the date the agreement was signed and approved), with 25% vesting immediatley and the balance vesting in equal amounts over the next 48 months.  In the event of a proposed sale, merger or other proposed change in control of the Company, such stock options will immediately vest.

In addition, Mr. Palmer’s compensation package includes a base salary of $250,000, and a bonus payment contingent on Mr. Palmer’s satisfaction of certain performance criteria, which will not exceed 50% of Mr. Palmer’s base salary.  In the event that (i) we terminate Mr. Palmer’s employment for reasons other than “cause” (as defined in the Employment Agreement to include material breaches by him of the agreement, fraud, misappropriation of funds or embezzlement), or if (ii) Mr. Palmer resigns because we breached the Employment Agreement, we will be obligated to pay Mr. Palmer an amount equal to twelve (12) months of his base salary.