Form 10-Q
period 2015-03-31
Global Clean Energy Holdings, Inc.
filed 2015-05-12
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 12, 2015, the issuer had 339,187,545 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$190,949	$238,485
Accounts receivable	47,762	213,962
Inventory	37,490	35,201
Other current assets	39,892	37,580
Total Current Assets	316,093	525,228

PROPERTY AND EQUIPMENT, NET	13,474,147	13,834,255

INTANGIBLE ASSETS, NET	3,666,418	3,727,724

OTHER NONCURRENT ASSETS	5,646	5,744

TOTAL ASSETS	$17,462,304	$18,092,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,356,058	$3,651,606
Accrued payroll and payroll taxes	1,268,414	1,249,815
Notes payable - current portion	1,337,089	1,337,089
Convertible notes payable, net of debt discount	642,250	697,000
Derivative Liability	65,000	-
Total Current Liabilities	6,668,811	6,935,510

LONG-TERM LIABILITIES
Accrued interest payable	4,439,920	4,166,607
Accrued return on noncontrolling interest	10,770,565	10,101,080
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	20,320,674	19,377,876

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued and outstanding(aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
339,187,545 issued and outstanding	339,187	339,187
Additional paid-in capital	25,744,459	25,657,177
Accumulated deficit	(29,076,013)	(28,946,103)
Accumulated other comprehensive loss	(63,091)	(66,586)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(3,055,445)	(3,016,312)
Noncontrolling interests	(6,471,736)	(5,204,123)
Total Stockholders' Deficit	(9,527,181)	(8,220,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,462,304	$18,092,951

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months Ended
	March 31,
	2015	2014

Revenue	$158,072	$78,810
Subsidy Income	159	-
Total Revenue	158,231	78,810

Operating Expenses
General and administrative	593,615	492,356
Plantation operating costs	30,376	27,731

Total Operating Expenses	623,991	520,087

Loss from Operations	(465,760)	(441,277)

Other Income (Expenses)
Other income	1	7
Interest expense	(291,563)	(257,033)
Gain on settlement of liabilities	270,323	-
Change in fair value of derivative liability	8,000	-
Foreign currency transaction gain (loss)	1,868	85

Other Expenses, Net	(11,371)	(256,941)

Net Loss	(477,131)	(698,218)

Less Net Loss Attributable to the Noncontrolling Interest	(347,221)	(369,752)

Net Loss Attributable to Global Clean Energy Holdings, Inc.	$(129,910)	$(328,466)

Basic and diluted Loss per Common Share:
Net Loss per Common Share	$(0.00)	$(0.01)

Basic and diluted Weighted-Average Common Shares Outstanding	339,187,545	339,187,545

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months Ended
	March 31,
	2015	2014
Operating Activities
Net loss	$(477,131)	$(698,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	-	(85)
Gain on settlement of liabilities	(270,323)	-
Share-based compensation	87,279	44,287
Depreciation and amortization	117,472	128,726
Amortization of debt discount	18,250	-
Change in fair value of derivative	(8,000)	-
Changes in operating assets and liabilities:
Accounts receivable	200,330	4,751
Inventory	(2,569)	(1,357)
Other current assets	(38,761)	(25,824)
Accounts payable and accrued expenses	270,963	216,153
Other noncurrent assets	(87)	42,204
Net Cash Used in Operating Activities	(102,577)	(289,363)
Investing Activities
Plantation development costs	(75,996)	(207,131)
Net Cash Used in Investing Activities	(75,996)	(207,131)
Financing Activities
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	127,000	432,137
Proceeds from notes payable	-	130,000
Payments on capital leases and notes payable	-	(12,264)
Net Cash Provided by Financing Activities	127,000	549,873
Effect of exchange rate changes on cash	4,037	(4,597)
Net change in Cash and Cash Equivalents	(47,536)	48,782
Cash and Cash Equivalents at Beginning of Period	238,485	216,531
Cash and Cash Equivalents at End of Period	$190,949	$265,313

Supplemental Disclosures of Cash Flow Information:
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$669,486	$643,672
Estimated fair value of derivative liability	73,000	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unadited)

	For the three months Ended
	March 31,
	2015	2014

Net Loss	$(477,131)	$(698,218)

Other comprehensive income (loss)- foreign currency
translation adjustment	(3,566)	80,484

Comprehensive Loss	(480,697)	(617,734)

Add net loss attributable to the noncontrolling interest	347,221	369,752

Add other comprehensive loss (income) attributable to noncontrolling interest	-	(7,518)

Comprehensive Loss Attributable to
Global Clean Energy Holdings, Inc.	$(133,476)	$(255,500)

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

GCE MEXICO, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS (1)	179,295	86,979
PROPERTY AND EQUIPMENT, NET	13,021,591	13,377,936
OTHER NONCURRENT ASSETS	3,020	3,118

TOTAL ASSETS	$13,203,906	$13,468,033

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES	273,572	281,369
LONG-TERM LIABILITIES	20,064,311	19,124,134

TOTAL LIABILITIES	$20,337,883	$19,405,503

(1)
Includes cash of $139,724 and $86,979 at March 31, 2015 and December 31, 2014, respectively, which is included in the Company’s consolidated financial statements, but is used only for the operations of GCE Mexico.

In March 2013, the Company acquired 100% of all of the outstanding membership interests of Sustainable Oils, LLC, a Delaware limited liability company.  Accordingly, the consolidated financial statements for periods after that acquisition include the assets, liabilities and results of operations of that entity.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying (a) condensed consolidated Balance Sheet at December 31, 2014 has been derived from audited statements and (b) unaudited condensed consolidated financial statements as of March 31, 2015 and 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K For the year ended December 31, 2014, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2015, may not be indicative of the results that may be expected for the year ending December 31, 2014.

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

Inventory

The Company uses the FIFO valuation method for its inventories, which consist almost entirely of finished goods. The Company records no inventories above their acquisition costs. There were no losses related to the valuation of inventory during the three months ended March 31, 2015.

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

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share at March 31, 2015 and 2014, as follows:

	March 31,
	2015	2014

Convertible notes and accrued interest	24,100,000	23,000,000
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	3,083,332	3,083,332
Compensation-based stock options and warrants	88,682,003	72,645,311
	127,683,516	110,546,804

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

Jatropha and Camelina biofuel revenue - The Company’s long-term primary source of revenue currently is expected to be crude Jatropha oil.  Revenue will be recognized net of sales or value added taxes and upon transfer of significant risks and rewards of ownership to the buyer. Revenue is not recognized when there are significant uncertainties regarding recovery of the consideration due, associated costs or the possible return of goods.  For the three months ended March 31, 2015, the Company had no material Jatropha or Camelina biofuel revenue.

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

Agricultural subsidies revenue - the Company receives agricultural subsidies from the Mexican government to supplement the farm development and planting of new trees.  Due to the uncertainty of these payments, the revenue is recognized when the payments are received.  We recognize these funds as revenue due to these payments being disbursed to supplement the Company’s income and not as direct payments for any specified farming expense.  For the three months ended March 31, 2015, the Company had no material subsidis revenue.

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

Derivative Liabilities

The Company evaluates debt instruments, stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity . The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

The Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives. Accordingly, the Company has estimated the fair value of these embedded conversion features to settle outstanding contracts using Black-Scholes.

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include a) those assumed in determining the valuation of common stock, warrants, derivative liabilities and stock options, b) estimated useful lives of plantation equipment and plantation development costs, and c) undiscounted future cash flows for purpose of evaluating possible impairment of long-term assets. It is at least reasonably possible that the significant estimates used will change within the next year.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Foreign Currency

During 2015, the Company had operations located in the United States, Mexico, and Dominican Republic. For these foreign operations, the functional currency is the local country’s currency. Consequently, revenues and expenses of operations outside the United States of America are translated into U.S. dollars using weighted average exchange rates, while assets and liabilities of operations outside the United States of America are translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in equity (deficit) as a component of accumulated other comprehensive loss in the accompanying consolidated financial statements. Foreign currency transaction adjustments are included in other income (expense) in the Company’s results of operations.

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

Comprehensive Income

In June 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The company has included a consolidated statement of comprehensive income for the three months ended March 31, 2015 and 2014.

New Account Guidelines

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these consolidated financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

Note 2 – Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred losses from operations applicable to its common shareholders of $129,910 and $328,466 for the three months ended March 31, 2015, and 2014, respectively, and has an accumulated deficit applicable to its common shareholders of approximately $29,000,000 at March 31, 2015.  The Company also used cash in operating activities of approximately $103,000 and $290,000 during the years ended March 31, 2015 and 2014, respectively.  At March 31, 2015, the Company has negative working capital of approximately $6,400,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007 and Camelina in March 2013.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the current business model.  In order to fund its operations, the Company has to date received $22,316,826 in capital contributions from the preferred membership interest in GCE Mexico I, LLC (“GCE Mexico”), has issued mortgages in the total amount of $5,110,189 for the acquisition of land.  The Company is developing the business operation to participate in the rapidly growing bio-diesel industry.  While the Company expects to be successful in its ventures, there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 – Property and Equipment

Property and equipment are as follows:

	March 31,	December 31,
	2015	2014

Land	$3,870,297	$3,994,647
Plantation development costs	9,471,752	$9,638,425
Plantation equipment	1,330,772	$1,366,258
Office equipment	102,454	$103,770

Total cost	14,775,275	15,103,100
Less accumulated depreciation	(1,301,128)	(1,268,845)

Property and equipment, net	$13,474,147	$13,834,255

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

Note 4 – Intangible Assets

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Amortization is calculated using the straight-line method to allocate the cost of the intangible assets  over their estimated useful lives of 17 years.  Any future costs associated with the maintenance of these patents with indefinite lives will be capitalized and not amortized.  The Intangible Assets as of the year ended March 31, 2015 is shown in the following table:

	March 31,	December 31,
	2015	2014

Intangible Assets	4,168,841	$4,168,841

Less accumulated amortization	(502,423)	(441,117)

Intangible Assets, net	$3,666,418	$3,727,724

Note 5 – Debt

Notes Payable to Shareholders

Included in notes payable on the accompanying consolidated balance sheet, the Company has notes payable to certain shareholders in the aggregate amount of $26,000 at March 31, 2015 and 2014.  The notes originated in 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $56,521 and $53,410, respectively at March 31, 2015 and 2014, respectively.

Convertible Notes Payable

In March 2010, the Company entered into a securities purchase agreement with the preferred members of GCE Mexico pursuant to which the Company issued senior unsecured convertible promissory notes in the original aggregate principal amount of $567,000 and warrants to acquire an aggregate of 1,890,000 shares of the Company’s common stock.  The Convertible Notes mature on the earlier of (i) March 16, 2012, or (ii) upon written demand of payment by the note holders following the Company’s default thereunder. The maturity date of the Convertible Notes have been extended until September 15, 2016.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each year anniversary of the issuance of the convertible notes.  The Company may at its option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of its common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price for each of the five consecutive trading days immediately preceding the interest payment date.  At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Company’s common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.  The convertible notes rank senior to all other indebtedness of the Company, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by the Company in the ordinary course of business. The Company may not prepay the convertible notes without the prior consent of the Investors.

In January 2014, the Company entered into a securities purchase agreement with the third party investors pursuant to which the Company issued senior unsecured contingently convertible promissory notes in the original aggregate principal amount of $130,000 and warrants to acquire an aggregate of 1,083,332 shares of the Company’s common stock.   Interest accrues on the convertible notes at a rate of 8% per annum, and is payable quarterly in cash, in arrears, on each year anniversary of the issuance of the convertible notes.   At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Sustainable Oils common stock at a conversion price equal to $1.448, subject to adjustment based on Sustainable Oils receiving alternative consideration from another investor.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Sustainable Oils’s capital stock.  The relative fair value of the warrants was considered insignificant.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Based on the price protection feature in the conversion terms, such embedded conversion feature resulted in a derivative liability and a corresponding debt discount in the amount of $73,000 to be recorded (See Note 9). The Company is amortizing the debt discount over the life of the corresponding convertible promissory notes through December 31, 2015. The amortization of the debt discount for these derivative instruments was $18,250 for three months ended March 31, 2015.

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

Promissory Notes Payable

In March 2013, the Company issued a secured promissory note in the principal amount of $1,300,000 to Targeted Growth, Inc. for certain Camelina assets.  The purchase occurred concurrently with the acquisition of Sustainable Oils, LLC.  The note bears an interest rate of ten percent (10.0%) per annum, and is payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after, the receipt by the Company of any Qualified Funding; or (b) September 13, 2014 (the “Maturity Date”).  The Company has amended the note by extending the maturity date to December 31, 2014 and returning the certain Camelina assets to Targeted Growth, Inc. at the book value of $190,500.  Thus, the note was settled for the value of the assets returned for the same book value of $190,500.  The term “Qualified Funding” means all equity funding in excess of the $800,000, in the aggregate, received by the Company, its subsidiary or an affiliate after the date hereof for its Camelina business.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 - Equity (Deficit)

The preferred members have made capital contributions of $127,000 and $432,137 during the three months ended March 31, 2015 and 2014, respectively.  The LLC Agreement calls for additional contributions from the investor, as requested by management and as required by the operation in 2015 and the following years.  The holder of the preferred membership interest is entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of the preferred membership interest.  The preferential return increased by $669,486, and $643,672 during the three months ended March 31, 2015 and 2014, respectively, and totals $10,770,565 at March 31, 2015.

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

A summary of the status of options and compensation-based warrants at March 31, 2014, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2014	64,945,311	0.02	3.3 years	$-

Granted	27,736,692	0.01
Exercised	-
Forfeited	(4,000,000)	0.02		-
Expired	-

Outstanding at March 31, 2015	88,682,003	0.02	3.4 years	$194,506

Vested and Exercisable at March 31, 2015	47,962,562	$0.02	2.6 years	$118,990

The fair value of stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  Options to purchase 27,736,692 shares of common stock were issued in the three months ended March 31, 2015 and 3,700,000 in the three months ended March 31, 2014. The weighted average fair value of stock options issued during the three months ended March 31, 2015 and 2014 as $0.015 and $.014, respectively.   The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the three months ended March 31, 2015 and 2014 were risk-free interest rate of 1.75% and 1.75%, volatility of 113% and 130%, expected life of 5 years, and dividend yield of zero. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a March 31, 2015 closing price of $0.015 per share.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Share-based compensation from all sources recorded during the three months ended March 31, 2015 and 2014 was approximately $87,000 and $44,000, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of March 31, 2015, there is approximately $201,252 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 6.36 years.

Stock Warrants

A summary of the status of the warrants outstanding at March 31, 2015, and changes during the three months ended is presented in the following table:

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual life	Value

Outstanding at December 31, 2014	3,083,332	0.0117	6.31 years	$-

Issued	-
Exercised	-
Expired	-

Outstanding and exercisable at March 31, 2015	3,083,332	0.0117	5.83 years	$-

Note 8 – Impairment of assets and fair value measurements

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

The Company has not recognized any impairment charges for the three months ended March 31, 2015 and 2014.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Derivative Liabilities

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

The Company has estimated the fair value of these embedded conversion features to settle outstanding contracts using Black-Scholes using the following assumptions:

•
Expected volatility is based primarily on historical volatility of the Company. Historical volatility was computed using weekly pricing observations for recent periods. The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants and embedded conversion features. The Company currently have no reason to believe that future volatility over the expected remaining life of these embedded conversion features is likely to differ materially from historical volatility.

•	The expected life is based on the remaining term of the warrants and embedded conversion features.
•	The risk-free interest rate is based on U.S. Treasury securities consistent with the remaining term of the embedded conversion features.

During the three months ended March 31, 2015, the Company issued an aggregate of $130,000 in principal of convertible notes payable at an interest rate of 8% (See Note 6). Such convertible notes contained embedded conversion features in the Company’s own stock and have resulted in an initial derivative liability value of $73,000 and a debt discount of $73,000 being recorded by the Company.

During the three months ended March 31, 2015, the Company recorded other income of $8,000, related to the change in fair value of the embedded conversion features which is included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

The following table presents the embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of March 31, 2015:

Annual dividend yield	0%
Expected live (years	1 - 0.75
Risk-free interest rate	0.21% - 0.23%
Expected volatility	113%

The level 3 carrying value as of March 31, 2015:

Embedded Conversion Features	$73,000

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for the three months ended March 31, 2015:

Balance as of January 1, 2015	$-
Issuance of warrants and embedded conversion features	73,000
Change in fair value	(8,000)
Balance as of March 31, 2015	$65,000

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

Introductory Comment

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which discuss our business in greater detail.

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

Our business plan and current principal business activities include the planting, cultivation, harvesting and processing of these oil seed plants to generate plant based oils and biomass for use as replacements for fossil fuels and other high value products including renewable chemicals and high value livestock feed.  Our strategy is to leverage our agriculture and energy knowledge, experience and capabilities through the following means:

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

Organizational History

This company was originally incorporated under the laws of the State of Utah on November 20, 1991.  On July 19, 2010, we changed the state of our incorporation from Utah to Delaware.  Our principal executive offices are located at 2790 Skypark Drive, Suite 105, Torrance, CA 90505, and our current telephone number at that address is (310) 641-GCEH (4234).  We maintain a website at: www.gceholdings.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Sustainable Oils subsidiary also maintains a website at www.susoils.com. Our Internet websites and the information contained therein, or connected thereto, are not and are not intended to be incorporated into the Annual Report on Form 10-K at December 31, 2014 or into this quarterly report on Form 10-Q.

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

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

Revenues. During the three months ended March 31, 2015 and 2014 we recognized revenue of $158,231 and $78,810, respectively. The revenues that we generated in 2015 and 2014 were derived from energy farm management, development and advisory services, and charcoal production.    Revenues we generate from these services are used for this company’s operations.

In the short term, our goal is to increase the amount of advisory and management services in order to generate revenues to fund our corporate working capital needs, and to generate Camelina-related revenues from the Camelina business that we acquired in March 2013.  Our Camelina operations are expected to generate revenues from the sale of Camelina seeds, the sale of Camelina oil, and the sale of the Camelina biomass for use as feed for livestock.  In the longer term, we plan to substantially increase the revenues derived from the operations of our Jatropha farms, to rapidly ramp up our Camelina operations, and to continue to generate revenue from management, development, and advisory services.   We anticipate that revenues for the remainder of 2015 will increase due the sale of renewable charcoal from the restart and scale-up of our biomass processing project in Mexico, which revenue will be used to partially defray the operating costs of our Mexico farms.

General and Administrative Expenses. Our general and administrative expenses related to the three months ended March 31, 2015 were substantially unchanged from last year’s periods  ($593,615 and $492,356, respectively).  General and administrative expenses principally consist of officer compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).

Plantation (Farm) Operating Costs. For the three months ended March 31, 2015 and 2014, we recorded Plantation Operating Costs from the operations of the farms of $30,376 and $27,731, respectively.  As the operations on the Mexican farm has remained the consistent, there is no significant change in the total costs incurred.

Other Income/Expense.  Interest expense for the three months ended March 31, 2015 increased slightly from  the same periods in 2014 due to larger outstanding principal balances.

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

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded net losses of $129,910 and $328,466 for the three months ended March 31, 2015 and 2014, respectively.  Our ability to generate net income in the future will depend on t he amount of advisory, development and management services that we render at the corporate level, the amount of revenues generated from our Jatropha farms in Mexico, and on the amount of revenues we generate from our Camelina operations.  In addition to incurring farm operating expenses in Mexico for our Jatropha operations, we will continue to accrue interest expense on the mortgages that encumber the Tizimin, Mexico, farms.  Although we anticipate that we will generate new revenues from our Camelina operations and that revenues from our Jatropha farm operations will increase, we are unable to forecast if, or when such revenues will exceed our operating expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had $191,000 in cash or cash equivalents and had a working capital deficit of $6,342,000, as compared with $238,000 in cash and a working capital deficit of $6,410,000 as of December 31, 2014.

The amount of cash or cash equivalent balances held at March 31, 2015 represents cash held in our corporate accounts and our joint venture accounts. Of these amounts, more than $51,000 was available and allocated for our general corporate purposes, with the remaining balance to be used in the operations of the Tizimin, Mexico farms owned by the GCE Mexico joint venture. As a result, the GCE Mexico funds will not be available to us for our corporate working capital or other purposes, and are not available to us to reduce our indebtedness. In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of assets, the sale of additional securities, additional borrowings, or from an increase in operating revenues. Outstanding indebtedness at March 31, 2015 totaled $26,979,236. The existence of the foregoing working capital deficit and total current and long term liabilities may negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.  We incurred losses of $477,131 and $689,218 for the three months ended March 31, 2015 and March 31, 2014 respectively, and have an accumulated deficit applicable to its common shareholders of $29,076,013 at March 31, 2015.

To date, our general and administrative expenses, including the professional costs of being a public company, have been funded from (i) revenues that we have generated from Jatropha related advisory services, (ii) payments received from our GCE Mexico subsidiary, and (iii) funds received from the sale of our securities.  The amount of fees we generated from advisory services fluctuates significantly.  While we currently are providing advisory services under existing contracts, our ability to continue to generate revenue from these services will depend on our ability to enter into new advisory agreements when the current agreements expire.  No assurance can be given that we will be able to enter into new agreements to replace or supplement the current advisory agreements.  Because we have reduced the amount of services that we provide to our GCE Mexico subsidiary, that subsidiary no longer makes payments to us.  As a result, we expect that we will have to raise capital in the near future, or find other sources of capital in the near future, in order to continue to fund our corporate general and administrative expenses.

Our business plan contemplates that we will (i) continue to develop our Jatropha business and operations, which includes replanting portions of our existing farms in Mexico (including possibly developing and cultivating our third Jatropha farm in Mexico), and (ii) diversify our biofuel energy crop revenues from new revenues generated by our new Camelina operations, as follows:

FarmingOperations.  Because Jatropha is such a novel crop, our Jatropha operations are still considered to be in the development stage even though we have planted significant amounts of land over the past years.  To date, revenues from our Jatropha farms located in Mexico have not met our initial expectations for various reasons, including increased disease pressure, dramatic variations in weather and under-performance of certain varieties. We have been addressing these issues and we anticipate that revenues from the Jatropha farms we currently own through our GCE Mexico I, LLC joint venture in Mexico will increase in the future. However, because of the growth cycle of Jatropha plants and the other factors that affect the ability of Jatropha plants to produce seeds, we are unable to predict if, and when our Mexico Jatropha farms will produce commercial quantities of Jatropha seeds, and how much revenue those seeds will generate. The operational expenses of the Jatropha farms in Mexico are substantial and exceed the amount of revenues that the farms are expected to generate from operations this year. Our partner in GCE Mexico currently still is funding our operating budget working capital needs at the GCE Mexico Jatropha farms. As a result, we currently have sufficient funds to operate our Mexico farms. In addition, new sales of charcoal produced at the Mexico farms are expected to partially offset or operating expenses in Mexico. No assurance can, however, be given that the costs of operating the Mexico farms will not exceed our budget, or that our GCE Mexico investor will, in fact, fund the budgeted amounts. Should our partner in GCE Mexico reduce or terminate his funding, our ability to conduct our Mexico operations would be materially, and negatively impacted.

Even if operations of the three Jatropha farms owned through GCE Mexico improve as expected and, therefore, that the joint venture will generate revenues over the long term, we do not project that any cash distributions will be made to Global Clean Energy Holdings, Inc. for several years.  Under our agreements with our GCE Mexico investors, all net cash generated from the Jatropha operations that are conducted through GCE Mexico must first be used to fund the operations of those farms, and any excess must thereafter be used to repay the capital contributed by our joint venture investors (plus their preferred return).  The total amount of capital and the preferred return that must be paid to our joint venture investors before funds are distributed to us currently is in excess of $33,000,000 as of March 31, 2015.  As a result, the improving operations of the Mexico farms will not produce short-term cash or improve our liquidity, nor will the improving operations of the Mexico farms generate funds that we can use for our business plan, for working capital purposes, or for the acquisition of additional Jatropha or other biofuel feedstock farms.  Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional Jatropha farms for our own account.  Accordingly, in order to increase our farm ownership and operations, we will have to obtain additional capital through the sale of equity and/or debt securities, the forward sale of products produced from our Jatropha or Camelina faming operations or from other financing activities, such as debt financing, strategic partnerships and/or joint ventures.

Camelina Operations.  In March 2013, we acquired the business and assets of Sustainable Oils, LLC, a company that has been engaged in developing Camelina products since 2007.  Sustainable Oils has generated over $20 million in revenues during the past three years, but has incurred a loss of approximately $5.8 million during that time.  The Camelina operations will require a significant amount of additional cash to scale up its operations and to reach profitable operations.  We will operate the Camelina business that we acquired through a subsidiary Sustainable Oils Inc.which we capitalized with the Sustainable Oils intellectual properties and operating assets that we recently purchased.  Furthermore, our goal is to fund the operations and expansion of the Camelina operations with new debt or equity that we are in the process of raising specifically for the Camelina subsidiary.  We have been in discussions with a number of sources for the additional funding, but we have not entered into any binding arrangements for the desired amount of new funding.  No assurance can be given that we will obtain the additional capital necessary to operate and grow our new Camelina operations.  In the event that we do not obtain the necessary amount of financing to properly operate and scale up our new Camelina operations, those operations are expected to continue to operate at a loss.

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

Dated:  May 12, 2015                                                                                                       GLOBAL CLEAN ENERGY HOLDINGS, INC.

       By: /s/ RICHARD PALMER
       Chief Executive Officer

       By: /s/ DONNA REILLY
Chief Financial Officer