Form 10-Q
period 2015-06-30
Global Clean Energy Holdings, Inc.
filed 2015-08-03
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 31, 2015, the issuer had 339,187,545 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I
ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$240,319	$238,485
Accounts receivable	40,398	213,962
Inventory	36,197	35,201
Other current assets	42,234	37,580
Total Current Assets	359,148	525,228

PROPERTY AND EQUIPMENT, NET	13,210,193	13,834,255

INTANGIBLE ASSETS, NET	3,605,111	3,727,724

OTHER NONCURRENT ASSETS	5,566	5,744

TOTAL ASSETS	$17,180,018	$18,092,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,325,172	$3,651,606
Accrued payroll and payroll taxes	1,307,425	1,249,815
Notes payable - current portion	1,337,089	1,337,089
Convertible notes payable, net of debt discount	657,500	697,000
Derivative Liability	61,000	-
Total Current Liabilities	6,688,186	6,935,510

LONG-TERM LIABILITIES
Accrued interest payable	4,743,068	4,166,607
Accrued return on noncontrolling interest	11,450,293	10,101,080
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	21,303,550	19,377,876

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued and outstanding(aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
339,187,545 issued and outstanding	339,187	339,187
Additional paid-in capital	25,771,297	25,657,177
Accumulated deficit	(29,282,852)	(28,946,103)
Accumulated other comprehensive loss	(74,612)	(66,586)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(3,246,967)	(3,016,312)
Noncontrolling interests	(7,564,751)	(5,204,123)
Total Stockholders' Deficit	(10,811,718)	(8,220,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,180,018	$18,092,951

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months Ended		For the six months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$241,993	$166,894	$400,067	$245,704
Subsidy Income	-	962	157	962
Total Revenue	241,993	167,856	400,224	246,666

Operating Expenses
General and administrative	453,508	583,310	1,047,123	1,075,666
Plantation operating costs	28,034	34,493	58,410	62,224

Total Operating Expenses	481,542	617,803	1,105,533	1,137,890

Loss from Operations	(239,549)	(449,947)	(705,309)	(891,224)

Other Income (Expenses)
Other income	5,621	2	5,622	8
Interest expense	(324,397)	(344,951)	(615,960)	(601,984)
Gain on settlement of liabilities	-	-	270,323	-
Change in fair value of devivative	10,000	-	18,000	-
Foreign currency transaction gain (loss)	(98)	-	1,770	85

Other Expenses, Net	(308,874)	(344,949)	(320,245)	(601,891)

Net Loss	(548,423)	(794,896)	(1,025,554)	(1,493,115)

Less Net Loss Attributable to the Noncontrolling Interest	(341,584)	(447,628)	(688,805)	(817,380)

Net Loss Attributable to Global Clean Energy Holdings, Inc.	$(206,839)	$(347,268)	$(336,749)	$(675,735)

Basic and diluted Loss per Common Share:
Net Loss per Common Share	(0.001)	(0.001)	(0.001)	(0.001)

Basic and diluted Weighted-Average Common Shares Outstanding	339,187,545	339,187,545	339,187,545	339,187,545

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	June 30,
	2015	2014
Operating Activities
Net loss	$(1,025,554)	$(1,493,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	(1,770)	(85)
Gain on settlement of liabilities	(270,323)	-
Share-based compensation	114,117	44,287
Depreciation and amortization	238,398	256,062
Amortization of debt discount	39,500	-
Change in fair value of derivative	(18,000)	-
Changes in operating assets and liabilities:
Accounts receivable	192,486	25,655
Inventory	(1,332)	3,713
Other current assets	(33,892)	(20,514)
Accounts payable and accrued expenses	586,823	658,343
Other noncurrent assets	(306)	260
Net Cash Used in Operating Activities	(179,853)	(525,394)
Investing Activities
Plantation development costs	(187,790)	(212,956)
Net Cash Used in Investing Activities	(187,790)	(212,956)
Financing Activities
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	369,790	796,435
Proceeds from notes payable	-	130,000
Payments on capital leases and notes payable `	-	(12,264)
Net Cash Provided by Financing Activities	369,790	914,171
Effect of exchange rate changes on cash	(313)	7,814
Net change in Cash and Cash Equivalents	1,834	183,635
Cash and Cash Equivalents at Beginning of Period	238,485	216,531
Cash and Cash Equivalents at End of Period	$240,319	$400,166

Supplemental Disclosures of Cash Flow Information:
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$1,349,213	$643,672
Estimated fair value of derivative liability	79,000	-

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(unadited)

	For the three months Ended		For the six months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Loss	$(548,423)	$(794,896)	$(1,025,554)	$(1,493,115)

Other comprehensive income (loss)- foreign currency
translation adjustment	-	(34,599)	(3,566)	45,885

Comprehensive Loss	(548,422)	(829,495)	(1,029,119)	(1,447,230)

Add net loss attributable to the noncontrolling interest	341,584	447,628	688,805	817,380

Add other comprehensive loss (income) attributable to noncontrolling interest	-	-	-	(7,518)

Comprehensive Loss Attributable to
Global Clean Energy Holdings, Inc.	$(206,838)	$(381,868)	$(340,314)	$(637,369)

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

GCE MEXICO, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS (1)	105,952	86,979
PROPERTY AND EQUIPMENT, NET	12,760,326	13,377,936
OTHER NONCURRENT ASSETS	2,940	3,118

TOTAL ASSETS	$12,869,218	$13,468,033

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES	276,202	281,369
LONG-TERM LIABILITIES	21,017,738	19,124,134

TOTAL LIABILITIES	$21,293,940	$19,405,503

(1)
Includes cash of $105,952 and $86,979 at June 30, 2015 and December 31, 2014, respectively, which is included in the Company’s consolidated financial statements, but is used only for the operations of GCE Mexico.

Sustainable Oils, Inc.
Unaudited Interim Condensed Consolidated Financial Statements

The accompanying (a) condensed consolidated Balance Sheet at December 31, 2014 has been derived from audited statements and (b) unaudited condensed consolidated financial statements as of June 30, 2015 and 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2015, may not be indicative of the results that may be expected for the year ending December 31, 2015.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Inventory

The Company uses the FIFO valuation method for its inventories, which consist almost entirely of finished goods. The Company records no inventories above their acquisition costs. There were no losses related to the valuation of inventory during the six months ended June 30, 2015.

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

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share at June 30, 2015 and 2014, as follows:

	June 30,
	2015	2014

Convertible notes and accrued interest	24,400,000	23,200,000
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	3,083,332	3,083,332
Compensation-based stock options and warrants	90,620,732	72,645,311
	129,922,245	110,746,824

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

Jatropha and Camelina biofuel revenue - The Company’s long-term primary source of revenue currently is expected to be crude Jatropha oil and Camelina oil.  Revenue will be recognized net of sales or value added taxes and upon transfer of significant risks and rewards of ownership to the buyer. Revenue is not recognized when there are significant uncertainties regarding recovery of the consideration due, associated costs or the possible return of goods.  For the six months ended June 30, 2015, the Company had no material Jatropha or Camelina biofuel revenue.

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

Agricultural subsidies revenue - the Company receives agricultural subsidies from the Mexican government to supplement the farm development and planting of new trees.  Due to the uncertainty of these payments, the revenue is recognized when the payments are received.  We recognize these funds as revenue due to these payments being disbursed to supplement the Company’s income and not as direct payments for any specified farming expense.  For the six months ended June 30, 2015, the Company had no material subsidies revenue.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable and payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the various notes payable and the mortgage notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  See Note 8 for additional information regarding assets measured at fair value on a nonrecurring basis and Note 9 for measurements on a recurring basis.

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

The Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives. Accordingly, the Company has estimated the fair value of these embedded conversion features to settle outstanding contracts using Black-Scholes.  The Company uses level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Foreign Currency

During both 2014 and 2015, the Company had operations located in the United States, Mexico, and Dominican Republic. For these foreign operations, the functional currency is the local country’s currency. Consequently, revenues and expenses of operations outside the United States of America are translated into U.S. dollars using weighted average exchange rates, while assets and liabilities of operations outside the United States of America are translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in equity (deficit) as a component of accumulated other comprehensive loss in the accompanying condensed consolidated financial statements. Foreign currency transaction adjustments are included in other income (expense) in the Company’s results of operations.

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

Comprehensive Income

In June 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The company has included a condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2015 and 2014.

New Accounting Guidelines

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these consolidated financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

Note 2 – Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred losses from operations applicable to its common shareholders of $336,749 and $675,735 for the six months ended June 30, 2015, and 2014, respectively, and has an accumulated deficit applicable to its common shareholders of approximately $29,300,000 at June 30, 2015.  The Company also used cash in operating activities of approximately $180,000 and $525,000 during the six months ended June 30, 2015 and 2014, respectively.  At June 30, 2015, the Company has negative working capital of approximately $6,300,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company commenced its business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007 and Camelina in March 2013.  Management plans to meet its cash needs through various means including securing financing, entering into joint ventures, and developing the current business model.  In order to fund its operations, the Company has to date received approximately $22,560,000 in capital contributions from the preferred membership interest in GCE Mexico I, LLC (“GCE Mexico”) and has issued mortgages in the total amount of $5,110,189 for the acquisition of land.  The Company is developing the business operation to participate in the growing bio-diesel industry.  While the Company expects to be successful in its ventures, there is no assurance that its business plan will be economically viable.  The ability of the Company to continue as a going concern is dependent on that plan’s success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
GCE Mexico I, LLC and Subsidiaries

Note 3 – Property and Equipment

Property and equipment are as follows:

	June 30,	December 31,
	2015	2014

Land	$3,766,810	$3,994,647
Plantation development costs	9,380,363	$9,638,425
Plantation equipment	1,301,113	$1,366,258
Office equipment	101,355	$103,770

Total cost	14,549,641	15,103,100
Less accumulated depreciation	(1,339,448)	(1,268,845)

Property and equipment, net	$13,210,193	$13,834,255

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Amortization is calculated using the straight-line method to allocate the cost of the intangible assets  over their estimated useful lives of 17 years.  Any future costs associated with the maintenance of these patents with indefinite lives will be capitalized and not amortized.  The Intangible Assets as of the year ended June 30, 2015 is shown in the following table:

	June 30,	December 31,
	2015	2014

Intangible Assets	4,168,841	$4,168,841

Less accumulated amortization	(563,730)	(441,117)

Intangible Assets, net	$3,605,111	$3,727,724

Note 5 – Debt

Notes Payable to Shareholders

Included in notes payable on the accompanying condensed consolidated balance sheet, the Company has notes payable to certain shareholders in the aggregate amount of $26,000 at June 30, 2015 and 2014.  The notes originated in 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $57,297 and $54,185, respectively at June 30, 2015 and 2014, respectively.

Convertible Notes Payable

In March 2010, the Company entered into a securities purchase agreement with the preferred members of GCE Mexico pursuant to which the Company issued senior unsecured convertible promissory notes (the “Convertible Notes”) in the original aggregate principal amount of $567,000 and warrants to acquire an aggregate of 1,890,000 shares of the Company’s common stock.  The Convertible Notes mature on the earlier of (i) March 16, 2012, or (ii) upon written demand of payment by the note holders following the Company’s default thereunder. The maturity date of the Convertible Notes have been extended until September 15, 2016.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each year anniversary of the issuance of the convertible notes.  The Company may at its option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of its common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price for each of the five consecutive trading days immediately preceding the interest payment date.  At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Company’s common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company’s capital stock.  The convertible notes rank senior to all other indebtedness of the Company, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by the Company in the ordinary course of business. The Company may not prepay the convertible notes without the prior consent of the holders of the Convertible Notes.

In January 2014, the Company entered into a securities purchase agreement with certain third party investors pursuant to which the Company issued senior unsecured contingently convertible promissory notes (the “Convertible Notes 2”) an aggregate principal amount of $130,000 and warrants to acquire an aggregate of 1,083,332 shares of the Company’s common stock.   Interest accrues on the Convertible Notes 2 at a rate of 8% per annum, and is payable quarterly in cash, in arrears, on each year anniversary of the issuance of the convertible
notes.   At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Sustainable Oils common stock at a conversion price equal to $1.448, subject to adjustment based on Sustainable Oils receiving alternative consideration from another investor.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Sustainable Oils’s capital stock.  The relative fair value of the warrants was considered insignificant.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Based on the down round feature in the conversion terms, such embedded conversion feature resulted in a derivative liability and a corresponding debt discount in the amount of $79,000 to be recorded (See Note 9). The Company is amortizing the debt discount over the life of the corresponding convertible promissory notes through December 31, 2015. The amortization of the debt discount for these derivative instruments was $39,500 for six months ended June 30, 2015.

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

Promissory Notes Payable

In March 2013, the Company issued a secured promissory note in the principal amount of $1,300,000 to Targeted Growth, Inc. for certain Camelina assets.  The purchase occurred concurrently with the acquisition of Sustainable Oils, Inc..  The note bears an interest rate of ten percent (10.0%) per annum, and is payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after, the receipt by the Company of any Qualified Funding; or (b) September 13, 2014.  In December 2014 the Company  amended the note by (i) making the note due and payable on demand, and (ii) by returning to the holder the certain Camelina assets to Targeted Growth, Inc. at the book value of $190,500, that previously constituted as collateral for the repayment of the note.

Note 6 - Equity (Deficit)

The preferred members have made capital contributions of approximately $370,000 and $796,000 during the six months ended June 30, 2015 and 2014, respectively.  The LLC Agreement calls for additional contributions from the investor, as requested by management and as required by the operation in 2015 and the following years.  The holder of the preferred membership interest is entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of the preferred membership interest.  The preferential return increased by $1,349,213, and $1,305,917 during the six months ended June 30, 2015 and 2014, respectively, and totals $11,450,293 at June 30, 2015.

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

A summary of the status of options and compensation-based warrants at June 30, 2014, and changes during the six months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2014	64,945,311	0.01	3.3 years	$-

Granted	30,775,421	0.01
Exercised	-
Forfeited	(4,000,000)	0.02		-
Expired	(1,100,000)	0.02		-

Outstanding at June 30, 2015	90,620,732	0.02	3.4 years	$81,919

Vested and Exercisable at June 30, 2015	46,950,062	$0.02	2.4 years	$-

The fair value of stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  Options to purchase 30,775,421 shares of common stock were issued in the six months ended June 30, 2015 and 3,700,000 in the six months ended June 30, 2014. The weighted average fair value of stock options issued during the six months ended June 30, 2015 and 2014 as $0.018 and $.011, respectively.   The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the six months ended June 30, 2015 and 2014 were risk-free interest rate of 1.22% and 1.75%, volatility of 114% and 175%, expected life of 5 years, and dividend yield of zero. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a June 30, 2015 closing price of $0.008 per share.

Share-based compensation from all sources recorded during the six months ended June 30, 2015 and 2014 was approximately $114,000 and $44,000, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of June 30, 2015, there is approximately $154,623 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.85 years.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Stock Warrants

A summary of the status of the warrants outstanding at June 30, 2015, and changes during the six months ended is presented in the following table:

Weighted
		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual life	Value

Outstanding at December 31, 2014	3,083,332	0.01	6.31 years	$-

Issued	-
Exercised	-
Expired	-

Outstanding at June 30, 2015	3,083,332	0.01	5.58 years	$-

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

The Company has not recognized any impairment charges for the six months ended June 30, 2015 and 2014.

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

During the six months ended June 30, 2015, the Company issued an aggregate of $130,000 in principal of convertible notes payable at an interest rate of 8% (See Note 6). Such convertible notes contained embedded conversion features in the Company’s own stock and have resulted in an initial derivative liability value and a debt discount of $79,000 being recorded by the Company.

During the six months ended June 30, 2015, the Company recorded other income of $18,000, related to the change in fair value of the embedded conversion features which is included in change in fair value of derivative liabilities in the accompanying condensed consolidated statements of operations.

The following table presents the embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of June 30, 2015:

Annual dividend yield	0%
Expected live (years	1 - 0.75
Risk-free interest rate	0.21% - 0.23%
Expected volatility	113%

The level 3 carrying value as of June 30, 2015:

Embedded Conversion Features	$79,000

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for the six months ended June 30, 2015:

Balance as of January 1,	$-
Issuance of warrants and embedded conversion features	79,000
Change in fair value	(18,000)
Balance as of June 30,	$61,000

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

Overview

Global Clean Energy Holdings, Inc. is a U.S. based, multinational, agri-energy business focused on the development of low carbon, non-food based feedstocks.  Over the past 7+ years, we have built an in-house team of development and operations professionals to support our energy farms and provide advisory and operator services to third parties .  We currently have a portfolio of intellectual property and extensive experience and capabilities in eco-friendly biofuel feedstock management, cultivation, production and distribution, both domestically and internationally.  Recently, to better control the process and maintain quality,  we have expanded our expertise and reach further up the supply chain to include oil extraction and crude oil refining.

Since 2007, our vision and business focus has been on the commercialization of ultra-low carbon, non-food based oilseed plants that produce high quality oil and biomass.  Our strategy reduces the use of high carbon, petroleum based feedstocks for fuels and other commercial and industrial products and replaces them with sustainable, carbon-reducing alternatives.  The agricultural development process and its risks are the same ones that have faced commercial agriculture for generations. However, with advances in modern science, we have access to tools that drastically accelerate the development process and provide a predictable path to crop improvement.

We began deploying our business strategy by developing farms with perennial oilseed trees. Research has demonstrated that oilseed-bearing trees when sustainably farmed will produce the lowest carbon footprint virgin plant oils, as well as high-grade biomass that can be turned into other renewable products.  We have since expanded this view to include ultra-low input, short growing cycle annual crops which have the ability to be inter- and rotationally-cropped  with other plants without adversely impacting food production or altering existing land use patterns. We have integrated this strategy and are developing separate projects which are singularly focused on one crop and others that integrate both crops (perennials and annuals) together.

Sustainable Oils, LLC, (now Sustainable Oils, Inc.) is a Delaware formed company which has extensive experience in plant science research, varietal development (breeding), farming and processing of Camelina as an energy crop.  Since the acquisition we have finalized additional regulatory pathways and expanded our Intellectual Property portfolio with additional plant and process patents related to Camelina production.

As a company we will continue to focus on these two plants because we feel they are complementary to one another and have the potential to produce oil seed crops economically. Both of these crops are dryland farmed, they generally require less water and fertilizer than many conventional crops and can be grown on land that is normally unsuitable for food production or is fallow or idle due to cyclical crop rotation.

Both Jatropha and Camelina oil are high-quality plant oils used as direct substitutes for fossil fuels and as feedstock for the production of high quality biofuels and other bio-based products.  Both crops have been tested and proven to be highly desirable feedstocks capable of being converted into ASTM specification fuels. The term “biofuels” refers to a range of biological based fuels including bio-kerosene (a.k.a bio-jet fuel) biodiesel, renewable diesel, green diesel, synthetic diesel and biomass, all of which have environmental benefits that are the major driving force for their adoption. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other green-house gases, which are associated with global climate change.  The residual material derived from the oil extraction process is called press-cake or meal, which in the case of Jatropha is a high-quality biomass that has been proven and tested as a replacement for a number of fossil-based feedstocks, fossil fuels and other high value products such as renewable charcoal, fertilizers, and animal feed. Camelina  meal is high in Omega3 and has already been approved by the FDA as a livestock (animal) feed or livestock feed ingredient in the United States.

Our business plan and current principal business activities include the planting, cultivation, harvesting and processing of these oil seed plants to generate plant based oils and biomass for use as replacements for fossil fuels and other high value products including renewable chemicals and high value livestock feed.  Our strategy is to leverage our agriculture and energy knowledge, experience and capabilities through the following means:

•	Own and operate biofuel energy farms for our own account.

•	Own, operate and manage farms in a joint venture (“JV”) with either strategic partners or financial investors. We currently own three Jatropha farms in Mexico under such joint ownership arrangements:

•
Contract with third party farmers (such as wheat and barley farmers) for the farming of significant acreage of Camelina sativa on their idle land which is in rotation with their other crops in the United States and many parts of Europe.

•	Produce and sell certified Camelina seed (which is based upon our patented, high-yielding elite varieties) to farmers in the United States and internationally.

•
Provide energy farm development and management services to third party owners of biofuel energy farms and to non-energy farmers looking to utilize energy crops in rotation or inter-cropped with their existing crops.  Provide advisory services to farmers wishing to certify their farms under international sustainability or carbon certification standards, specifically the Roundtable on Sustainable Biomaterials (RSB) and Gold Standard Verified Emission Reductions (GS-VERs).  We are currently managing a Jatropha farm in the Caribbean under a contract with a third party who wishes to significantly expand to provide large volumes of plant based oil and biomass to fuel their industrial operations.

•	Provide turnkey franchise operations for individuals and/or companies that wish to establish purpose specific energy farms in suitable geographical areas.

•
Provide development and operational expertise for oil seed processing (extraction) facilities and co-product refining and conversion processes to convert the crude products into higher value marketable products.

The development of agricultural-based energy projects which  produce plant oil and related biomass  may also produce carbon credits and/or renewable fuel credits through the sequestration (storing) of carbon and the displacement of fossil-based fuels.  Accordingly, in addition to generating revenues from the sale of non-food based plant oils and biomass, we are seeking to certify our farms and processing facilities, where practical, to be qualified to generate and be able to monetize federal and state emissions credits. The Renewable Fuel Standard (RFS) is a domestic federal program that requires transportation fuel sold in the U.S. to contain a minimum volume of renewable fuels. Camelina is fully compliant with RFS and can generate emissions reduction credits called RINs (renewable identification numbers), which have a very liquid and robust market. In California, the Air Resources Board (CARB) has implemented a Low Carbon Fuel Standard (LCFS), which requires obligated parties to reduce the carbon intensity of their fuels to a prescribed amount. CARB issued Sustainable Oils a unique pathway that applies only to its patented seed varieties. The very low CI of Camelina-based fuels allows obligated parties to meet certain emissions reduction targets with less fuel than would be required using conventional feedstocks. Like RINs, LCFS emissions reduction credits have a robust market and are actively traded.

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

Results of Operations

Revenues. During the three and six months ended June 30, 2015 we recognized revenue of $241,993 and $400,224 and $167,856 and 246,666 in the same periods in 2014.   The revenues that we generated in 2015 and 2014 were derived from energy farm management, development and advisory services, and biomass production.    Revenues we generate from these services are used for this company’s operations.

Our goal is to continue to expand and increase the amount of advisory, development and management services in order to generate revenues to fund our corporate working capital needs, and to generate Camelina-related revenues from the Camelina business that we acquired.  Once our Camelina operations are properly funded, we expect these operations to generate revenues from the sale of Camelina seeds, the sale of Camelina oil, and the sale of the Camelina biomass for use as feed for livestock. In the longer term, we plan to substantially increase the revenues derived from the operations of our owned and/or managed Jatropha farms, and to rapidly ramp up our Camelina operations, and to continue to generate revenue from management, development, and advisory services. However, no assuance can be given that we will be able to properly fund our Camelina operations or enter into future advisory agreements as our current agreements expire.

General and Administrative Expenses. Our general and administrative expenses related to the three and six months ended June 30, 2015 were substantially unchanged from last year’s periods  ($583,310 and $1,075,666, respectively).  General and administrative expenses principally consist of officer compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).

Plantation (Farm) Operating Costs. The majority of the costs associated with maintaining the farms are capitalized under plantation (farm) development costs as shown in Note 3 in the footnotes to the financials.  For the three and six months ended June 30, 2015, we recorded Plantation Operating Costs from the operations of the farms of $28,034 and $58,410 and in 2014 we recorded $34,493 and $62,224 for the same periods.    As the operations on the Mexican farm has remained consistent, there is no significant change in the total costs incurred.

Other Income/Expense.  Interest expense for the three and six months ended June 30, 2015 increased slightly from  the same periods in 2014 due to larger outstanding principal balances.

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

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded net losses of $206,838 and $336,748 for the three and six months ended June 30, 2015 and $347,268 and $675,735 in 2014, respectively.  Our ability to generate net income in the future will depend on t he amount of advisory, development and management services that we render at the corporate level, the amount of revenues generated from our Jatropha farms in Mexico, and on the amount of revenues we generate from our Camelina operations.  In addition to incurring farm operating expenses in Mexico for our Jatropha operations, we will continue to accrue interest expense on the mortgages that encumber the Tizimin, Mexico, farms.  Although we anticipate that we will generate revenues from our Jatropha and Camelina operations, we are unable to forecast if, or when such revenues will exceed our operating expenses.

Liquidity and Capital Resources

As of June 30, 2015, we had $240,000 in cash or cash equivalents and had a working capital deficit of $6,329,000, as compared with $238,000 in cash and a working capital deficit of $6,410,000 as of December 31, 2014.

The amount of cash or cash equivalent balances held at June 30, 2015 represents cash held in our corporate accounts and our Mexico joint venture accounts. Of these amounts, more than $134,000 was available and allocated for our general corporate purposes, with the remaining balance to be used in the operations of the Tizimin, Mexico farms owned by the GCE Mexico joint venture. As a result, the GCE Mexico funds will not be available to us for our corporate working capital or other purposes, and are not available to us to reduce our indebtedness. In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of assets, the sale of additional securities, additional borrowings, or from an increase in operating revenues. Outstanding indebtedness at June 30, 2015 totaled $27,991,735. Because of the foregoing working capital deficit and the total indebtedness being so material we are looking at alternative funding strategies and ways to improve our financial position to attract new capital and additional strategic partners, as is discussed below. We incurred losses of $548,422 and $1,025,553 for the three and six months ended June 30, 2015 and $794,896 and $1,493,115 in 2014 respectively, and had an accumulated deficit applicable to common shareholders of $29,282,851 at June 30, 2015.

To date, our general and administrative expenses, including the professional costs of being a public company, have been funded from (i) revenues that we have generated from Jatropha related advisory services, (ii) payments received from our GCE Mexico subsidiary, and (iii) funds received from the sale of our securities.  The amount of fees we generated from advisory services fluctuates significantly.  While we currently are providing advisory services under existing contracts, our ability to continue to generate revenue from these services will depend on our ability to enter into new advisory agreements when the current agreements expire.  No assurance can be given that we will be able to enter into new agreements to replace or supplement the current advisory agreements.  Because we have reduced the amount of services that we provide to our GCE Mexico subsidiary, that subsidiary no longer makes payments to us.  As a result, we expect that we will have to raise capital in the near future, or find other sources of capital in the near future, in order to continue to fund our corporate general and administrative expenses.  Unless we are able to obtain additional funding in the future, from the sale of our securities, from strategic partners, or otherwise, we will have to further reduce our operations or sell our principle assets, all of which will have a material negative impact on the value of our company and the price of our stock.

Our business plan contemplates that we will (i) continue to develop our Jatropha business and operations, which includes replanting portions of our existing farms in Mexico (including possibly developing and cultivating our third Jatropha farm in Mexico), and (ii) diversify our biofuel energy crop revenues from new revenues generated by our new Camelina operations, as follows:

Farming Operations.  Jatropha is a novel crop, and because many of the trees are still very young, we consider our Jatropha operations to be in the development stage, despite having planted significant amounts of land over the past 7 years.  For several years we have been working diligently on selecting and breeding improved varieties (accessions) which have a natural architecture that does not require early pruning (which helps to protect the trees from disease infiltrations), have improved early yields and possesses a natural resistance to diseases known to attack Jatropha.  This has produced a number of varieties (accessions) that are meeting and/or exceeding our multi-year yield projections. Utilizing clonal materials from our highest performing, regionally adapted “mother” trees we have developed a Certified Seed Nursery (CGN) to clonally propagate these new varieties.  The seeds from the nursery will be the genetic basis for future planting on this and any other farms.  We continue to update our Integrated Pest and Disease Management protocols, and have been aggressively testing plant protection materials and expanding our Standard Operating Procedures (SOPs) around pest and disease management.  Ongoing testing has produced proven application protocols that can be consistently applied and closely monitored to protect the trees from pests and diseases.

As with all agricultural crops, we need to continually improve our Jatropha genetics to further improve yields, reduce inputs and make the trees heartier and more resistant to diseases and other environmental factors.  It is worth noting, in spite of our significant and ongoing investment in R&D, and that of universities and other commercial entities, Jatropha is technically still an undomesticated crop comprised mostly of wild accessions. Over time, the genetics need to be stabilized and certain attributes enhanced and strengthened.  Because of the long maturity cycle of Jatropha and other factors that affect the ability of it to produce seeds, we are unable to predict when our Mexico Jatropha farms will consistently produce commercial quantities of Jatropha seeds, in addition to how much revenue those seeds will generate.  We have in place monitoring and testing protocols to track these factors.

These farms are still very young and the operational expenses will exceed the amount of revenues they are expected to generate from operations this year and beyond until we are able to grow the farm to sufficient commercial scale.  Our partner in GCE Mexico is currently funding our operating budget working capital needs at the GCE Mexico Jatropha farms. While our actual costs have been very close to budgeted costs for the past 5 years, no assurance can be given that the costs of operating the Mexico farms will not exceed our budget, or that our GCE Mexico investor will, in fact, continue to fund the budgeted amounts.  Should our partner in GCE Mexico reduce or terminate its funding, our ability to conduct our Mexico operations would be materially, and negatively impacted. For this reason we are looking at alternative funding strategies and ways to improve our financial position which will allow the company to attract new capital and additional strategic partners.

Even if operations of the three Jatropha farms owned through GCE Mexico were to improve,  due to the costs expended to date and the structure of the JV, that requires us to repay advances made by our JV partners and to pay a 12% preferential return, we do not project that any cash distributions would be made to Global Clean Energy Holdings, Inc. in the near future.

 Under our agreements with our GCE Mexico investors, all net cash generated from the Jatropha operations that are conducted through GCE Mexico must first be used to fund the operations of those farms, and any excess must thereafter be used to repay the capital contributed by our joint venture investors (plus their preferred return). The total amount of capital and the preferred return that must be paid to our joint venture investors before funds are distributed to us currently is in excess of $34,000,000 as of June 30, 2015. As a result, the improving operations of the Mexico farms will not produce short-term cash or improve our liquidity, nor will the improving operations of the Mexico farms generate funds that we can use for our business plan, for working capital purposes, or for the acquisition of additional Jatropha or other biofuel feedstock farms. Because of our negative working capital position, we currently do not have the funds necessary to acquire and cultivate additional Jatropha farms for our own account. Accordingly, in order to increase our farm ownership and operations, we will have to obtain additional capital through the sale of equity and/or debt securities, the forward sale of products produced from our Jatropha or Camelina faming operations or from other financing activities, such as debt financing, strategic partnerships and/or joint ventures. For this reason we are looking at alternative funding strategies and ways to improve our financial position to attract new capital and additional strategic partners. We are considering multiple options including expanding the farms with new partners, divesting our three Jatropha Farms under this JV and monetizing under-utilized assts, or a combnation of any of the above. All of these options could signifantly reduce debt while preserving the Intellectual Property (IP) value created over the past 7 years of research and commercial supply chain development.

Camelina Operations.  In March 2013, we acquired the business and assets of Sustainable Oils, LLC, a company that has been engaged in developing Camelina products since 2007.  Sustainable Oils has generated over $20 million in revenues during the three years before we acquired that entity, but also incurred a loss of approximately $5.8 million during that same period.  The Camelina operations will require a significant amount of additional cash to scale up its operations and to reach profitable operations.  We will operate the Camelina business that we acquired through a subsidiary Sustainable Oils Inc.which we capitalized with the Sustainable Oils intellectual properties and operating assets that we recently purchased.  Furthermore, our goal is to fund the operations and expansion of the Camelina operations with new debt or equity that we are in the process of raising specifically for the Camelina subsidiary.  We have been in discussions with a number of sources for the additional funding, but we have not entered into any binding arrangements for the desired amount of new funding.  No assurance can be given that we will obtain the additional capital necessary to operate and grow our new Camelina operations.  In the event that we do not obtain the necessary amount of financing to properly operate and scale up our new Camelina operations, those operations are expected to continue to operate at a loss.

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

Dated: July 31, 2015	GLOBAL CLEAN ENERGY HOLDINGS, INC.

By: /s/ RICHARD PALMER
Chief Executive Officer

By: /s/ DONNA REILLY
Chief Financial Officer