Form 10-Q
period 2015-09-30
Global Clean Energy Holdings, Inc.
filed 2015-11-10
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 10, 2015, the issuer had 339,187,545 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I
ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$158,893	$238,485
Accounts receivable	46,512	213,962
Inventory	35,205	35,201
Other current assets	46,465	37,580
Total Current Assets	287,075	525,228

PROPERTY AND EQUIPMENT, NET	5,852,280	13,834,255

INTANGIBLE ASSETS, NET	3,543,804	3,727,724

OTHER NONCURRENT ASSETS	5,320	5,744

TOTAL ASSETS	$9,688,479	$18,092,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,330,003	$3,651,606
Accrued payroll and payroll taxes	1,309,056	1,249,815
Notes payable - current portion	1,337,089	1,337,089
Convertible notes payable, net of debt discount	637,000	697,000
Derivative Liability	53,000	-
Total Current Liabilities	6,666,148	6,935,510

LONG-TERM LIABILITIES
Accrued interest payable	5,066,216	4,166,607
Accrued return on noncontrolling interest	12,140,304	10,101,080
Mortgage notes payable	5,110,189	5,110,189
Total Long Term Liabilities	22,316,709	19,377,876

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued and outstanding(aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
339,187,545 issued and outstanding	339,188	339,187
Additional paid-in capital	25,813,298	25,657,177
Accumulated deficit	(29,916,712)	(28,946,103)
Accumulated other comprehensive loss	(121,829)	(66,586)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(3,886,042)	(3,016,312)
Noncontrolling interests	(15,408,336)	(5,204,123)
Total Stockholders' Deficit	(19,294,378)	(8,220,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,688,479	$18,092,951

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	(unaudited)

	For the three months Ended		For the nine months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$92,040	$495,796	$492,107	$741,500
Subsidy Income	-	284	153	1,246
Total Revenue	92,040	496,080	492,260	742,746

Operating Expenses
General and administrative	397,064	535,031	1,444,187	1,610,697
Loss on disposal of Fixed Assets	75,670	23,597	75,670	23,597
Write down of long lived assets	6,671,892	-	6,671,892	-
Plantation operating costs	27,021	21,580	85,431	83,804

Total Operating Expenses	7,171,647	580,208	8,277,180	1,718,098

Loss from Operations	(7,079,607)	(84,128)	(7,784,920)	(975,352)

Other Income (Expenses)
Other income	7	290	7	298
Interest expense	(302,701)	(293,236)	(918,661)	(895,220)
Gain on settlement of liabilities	-	-	270,323	-
Change in fair value of derivative	9,000	-	27,000	-
Foreign currency transaction gain (loss)	21	119	1,791	204

Other Expenses, Net	(293,673)	(292,827)	(619,540)	(894,718)

Net Loss	(7,373,280)	(376,955)	(8,404,460)	(1,870,070)

Less Net Loss Attributable to the Noncontrolling Interest	(6,745,046)	(387,627)	(7,433,851)	(1,205,007)

Net Loss Attributable to Global Clean Energy Holdings, Inc.	$(628,234)	$10,672	$(970,609)	$(665,063)

Basic and diluted Loss per Common Share:
Net Loss per Common Share	(0.002)	(0.001)	(0.003)	(0.001)

Basic and diluted Weighted-Average Common Shares Outstanding	339,187,545	339,187,545	339,187,545	339,187,545

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended
	September 30,
	2015	2014
Operating Activities
Net loss	$(8,404,460)	$(1,870,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	(1,791)	(204)
Gain on settlement of liabilities	(270,323)	-
Share-based compensation	156,121	44,287
Write down of long lived assets	6,671,892	-
Loss on disposal of fixed assets	75,670	23,597
Depreciation and amortization	261,072	556,913
Amortization of debt discount	60,000	-
Change in fair value of derivative	(27,000)	-
Changes in operating assets and liabilities:
Accounts receivable	190,579	(91,327)
Inventory	(1,228)	2,756
Other current assets	(46,442)	(39,112)
Accounts payable and accrued expenses	805,158	735,188
Other noncurrent assets	(404)	81
Net Cash Used in Operating Activities	(531,156)	(637,891)
Investing Activities
Plantation development costs	(224,161)	(330,795)
Proceeds from sale of property and equipment	283,704	(3,412)
Net Cash Provided by (Used in) Investing Activities	59,543	(334,207)
Financing Activities
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	429,743	952,435
Proceeds from notes payable	-	130,000
Payments on capital leases and notes payable	-	(1,175)
Net Cash Provided by Financing Activities	429,743	1,081,260
Effect of exchange rate changes on cash	(37,722)	(12,241)
Net change in Cash and Cash Equivalents	(79,592)	(96,921)
Cash and Cash Equivalents at Beginning of Period	238,485	216,531
Cash and Cash Equivalents at End of Period	$158,893	$313,452

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$18,550	$-
Cash paid for income tax	$5,388	$1,029
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$2,039,224	$1,977,862
Write Down of debt and release of Fixed Assets	-	190,500
Estimated fair value of derivative liability	79,000	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(unadited)

	For the three months Ended		For the nine months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Loss	$(7,373,280)	$(376,955)	$(8,404,460)	$(1,870,070)

Other comprehensive income (loss)- foreign currency
translation adjustment	(1,212,557)	48,062	(1,216,123)	93,947

Comprehensive Loss	(8,585,837)	(328,893)	(9,620,583)	(1,776,123)

Add net loss attributable to the noncontrolling interest	6,745,046	387,627	7,433,851	1,205,007

Add other comprehensive loss (income) attributable to noncontrolling interest	1,160,880	(116,599)	1,160,880	(124,117)

Comprehensive Loss Attributable to
Global Clean Energy Holdings, Inc.	$(679,911)	$(57,865)	$(1,025,852)	$(695,233)

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

GCE MEXICO I, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS (1)	148,541	86,979
PROPERTY AND EQUIPMENT, NET	5,703,335	13,377,936
OTHER NONCURRENT ASSETS	2,694	3,118

TOTAL ASSETS	$5,854,570	$13,468,033

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES	373,744	281,369
LONG-TERM LIABILITIES	21,984,456	19,124,134

TOTAL LIABILITIES	$22,358,200	$19,405,503

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

(1)
Includes cash of $105,790 and $86,979 at September 30, 2015 and December 31, 2014, respectively, which is included in the Company’s consolidated financial statements, but is used only for the operations of GCE Mexico.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying (a) condensed consolidated Balance Sheet at December 31, 2014 has been derived from audited statements and (b) unaudited condensed consolidated financial statements as of September 30, 2015 and 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included and are of normal, recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2015, may not be indicative of the results that may be expected for the year ending December 31, 2015.

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

Inventory

The Company uses the FIFO valuation method for its inventories, which consist almost entirely of finished goods. The Company records no inventories above their acquisition costs. There were no losses related to the valuation of inventory during the nine months ended September 30, 2015.

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

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share at September 30, 2015 and 2014, as follows:

	September 30,
	2015	2014

Convertible notes and accrued interest	24,700,000	23,500,000
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	3,083,332	3,083,332
Compensation-based stock options and warrants	92,470,222	72,645,311
	132,071,735	111,046,824

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

Jatropha and Camelina biofuel revenue - The Company’s long-term primary source of revenue currently is expected to be crude Jatropha oil and Camelina oil.  Revenue will be recognized net of sales or value added taxes and upon transfer of significant risks and rewards of ownership to the buyer. Revenue is not recognized when there are significant uncertainties regarding recovery of the consideration due, associated costs or the possible return of goods.  For the nine months ended September 30, 2015, the Company had no material Jatropha or Camelina biofuel revenue.

Advisory services revenue -  The Company provides development and management services to other companies regarding their bio-fuels and/or feedstock-Jatropha development operations, on a fee for services basis.  The advisory services revenue is recognized upon completion of the work in accordance with each advisory contract.

Agricultural subsidies revenue - the Company receives agricultural subsidies from the Mexican government to supplement the farm development and planting of new trees.  Due to the uncertainty of these payments, the revenue is recognized when the payments are received.  We recognize these funds as revenue due to these payments being disbursed to supplement the Company’s income and not as direct payments for any specified farming expense.  For the nine months ended September 30, 2015, the Company had no material subsidies revenue.

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

Comprehensive Income

In June 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The company has included a condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2015 and 2014.

New Accounting Guidelines

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these consolidated financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s consolidated financial statements.

Note 2 – Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses applicable to its common shareholders of $970,609 and $665,063 for the nine months ended September 30, 2015, and 2014, respectively, and has an accumulated deficit applicable to its common shareholders of approximately $30,000,000 at September 30, 2015.  The Company also used cash in operating activities of approximately $531,000 and $638,000 during the nine months ended September 30, 2015 and 2014, respectively.  At September 30, 2015, the Company has negative working capital of approximately $6,400,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Property and Equipment

Property and equipment are as follows:

	September 30,	December 31,
	2015	2014

Land	$3,453,409	$3,994,647
Plantation development costs	2,000,861	9,638,425
Plantation equipment	891,637	1,366,258
Office equipment	98,047	103,770

Total cost	6,443,954	15,103,100
Less accumulated depreciation	(591,674)	(1,268,845)

Property and equipment, net	$5,852,280	$13,834,255

Depreciation expense was approximately $133,000 and $151,000 for the nine months ended September 30, 2015 and 2014 respectively.

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

During the quarter ended September 30, 2015, the Company entered into negotiations with a third party related to the potential sale of its farming operations in Mexico.  Based on these negotiations, the Company has determined that the recoverability of certain of its capitalized costs were impaired.  Accordingly, the Company recorded an impairment charge of approximately $6,700,000 based on the expected proceeds from the transaction.  In connection with such transactions, the Company expects that it will also be able to eliminate all of the debt attributed to the Joint Venture Entity of approximately $12,000,000 (balances as of September 30, 2015) based on discussions with its joint venture partner.

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

Amortization is calculated using the straight-line method to allocate the cost of the intangible assets  over their estimated useful lives of 17 years.  Any future costs associated with the maintenance of these patents with indefinite lives will be capitalized and not amortized.  The Intangible Assets as of the year ended September 30, 2015 is shown in the following table:

	September 30,	December 31,
	2015	2014

Intangible Assets	4,168,841	$4,168,841

Less accumulated amortization	(625,037)	(441,117)

Intangible Assets, net	$3,543,804	$3,727,724

Amortization expense was approximately $184,000 for both the nine months ended September 30, 2015 and 2014.

Note 5 – Debt

Notes Payable to Shareholders

Included in notes payable on the accompanying condensed consolidated balance sheet, the Company has notes payable to certain shareholders in the aggregate amount of $26,000 at September 30, 2015 and 2014.  The notes originated in 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $58,081 and $54,970, respectively at September 30, 2015 and 2014, respectively.

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

Based on the down round feature in the conversion terms, such embedded conversion feature resulted in a derivative liability and a corresponding debt discount in the amount of $80,000 to be recorded (See Note 9). The Company is amortizing the debt discount over the life of the corresponding convertible promissory notes through December 31, 2015. The amortization of the debt discount for these derivative instruments was $59,500 for nine months ended September 30, 2015.

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

Promissory Notes Payable

In March 2013, the Company issued a secured promissory note in the principal amount of $1,300,000 to Targeted Growth, Inc. for certain Camelina assets.  The purchase occurred concurrently with the acquisition of Sustainable Oils, Inc..  The note bears an interest rate of ten percent (10.0%) per annum, and is payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after, the receipt by the Company of any Qualified Funding; or (b) September 13, 2014.  In December 2014, the Company  amended the note by (i) making the note due and payable on demand, and (ii) by returning to the holder the certain Camelina assets to Targeted Growth, Inc. at the book value of $190,500, that previously constituted as collateral for the repayment of the note.

Note 6 - Equity (Deficit)

The preferred members have made capital contributions of approximately $430,000 and $952,000 during the nine months ended September 30, 2015 and 2014, respectively.  The LLC Agreement calls for additional contributions from the investor, as requested by management and as required by the operation in 2015 and the following years.  The holder of the preferred membership interest is entitled to earn a preferential 12% per annum cumulative compounded return on the cumulative balance of the preferred membership interest.  The preferential return increased by $2,039,224, and $1,977,862 during the nine months ended September 30, 2015 and 2014, respectively, and totals $12,140,304 at September 30, 2015.

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

A summary of the status of options and compensation-based warrants at September 30, 2014, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2014	64,945,311	0.01	3.3 years	$-

Granted	32,624,911	0.01
Exercised	-
Forfeited	(4,000,000)	0.02		-
Expired	(1,100,000)	0.02		-

Outstanding at September 30, 2015	92,470,222	0.015	3.2 years	$68,959

Vested and Exercisable at September 30, 2015	61,127,970	$0.02	2.6 years	$-

The fair value of stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  Options to purchase 32,624,911 shares of common stock were issued in the nine months ended September 30, 2015 and 3,700,000 in the nine months ended September 30, 2014. The weighted average fair value of stock options issued during the nine months ended September 30, 2015 and 2014 as $0.018 and $.011, respectively.   The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the nine months ended September 30, 2015 and 2014 were risk-free interest rate of 1.18% and 1.75%, volatility of 114% and 175%, expected life of 5 years, and dividend yield of zero. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The aggregate intrinsic values is based on a September 30, 2015 closing price of $0.007 per share.

Share-based compensation from all sources recorded during the nine months ended September 30, 2015 and 2014 was approximately $156,000 and $44,000, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of September 30, 2015, there is approximately $139,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 2.15 years.

Stock Warrants

A summary of the status of the warrants outstanding at September 30, 2015, and changes during the nine months ended is presented in the following table:

Weighted
		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual life	Value

Outstanding at December 31, 2014	3,083,332	0.0117	6.31 years	$-

Issued	-
Exercised	-
Expired	-

Outstanding and exercisable at September 30, 2015	3,083,332	0.0117	5.34 years	$-

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

The Company has recognized approximately $6,700,000 and $0 in impairment charges for the nine months ended September 30, 2015 and 2014, respectively.  (See note 3)

Note 9 – Derivative Liabilities

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

During the nine months ended September 30, 2015, the Company issued an aggregate of $130,000 in principal of convertible notes payable at an interest rate of 8% (See Note 6). Such convertible notes contained embedded conversion features in the Company’s own stock and have resulted in an initial derivative liability value and a debt discount of $79,000 being recorded by the Company.

During the nine months ended September 30, 2015, the Company recorded other income of $27,000, related to the change in fair value of the embedded conversion features which is included in change in fair value of derivative liabilities in the accompanying condensed consolidated statements of operations.

The following table presents the embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of September 30, 2015:

Annual dividend yield	0%
Expected live (years	1 - 0.75
Risk-free interest rate	0.21% - 0.23%
Expected volatility	113%

The level 3 carrying value as of September 30, 2015:

Embedded Conversion Features	$53,000

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for the nine months ended September 30, 2015:

Balance as of January 1,	$-
Issuance of warrants and embedded conversion features	80,000
Change in fair value	(27,000)
Balance as of September 30,	$53,000

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

Throughout this Quarterly Report on Form 10-Q, the terms “GCEH,” “we,” “us,” “our,” and “our company” refer to Global Clean Energy Holdings, Inc., a Delaware corporation, and, unless the context indicates otherwise, also includes all of this company's U.S. and foreign wholly-owned subsidiaries through which this company conducts certain of its operations. To the extent applicable, depending on the context of the disclosure, the terms “we,” “us,” “our,” and “our company” may also include GCE Mexico I, LLC, a Delaware limited liability company that we manage, and in which we own 50% of the common membership interests, and our wholly owned subsidiary, Sustainable Oils, Inc., a Delaware Corporation, as well as our other subsidiaries.

Global Clean Energy Holdings, Inc. is not related to, or affiliated in any manner with “Global Clean Energy, Inc.”, an unaffiliated company. Readers are cautioned to confirm the entity that they are evaluating or in which they are making an investment before completing any such investment.

Overview

Global Clean Energy Holdings, Inc. is a U.S. based, multinational, agri-energy business focused on the development of low carbon, non-food based feedstocks.  Over the past 7+ years, we have built an in-house team of development and operations professionals to support our energy farms and provide advisory and operator services to third parties .  We currently have a portfolio of intellectual property and extensive experience and capabilities in eco-friendly biofuel feedstock management, cultivation, production and distribution, both domestically and internationally.  Recently, to better control the process and maintain quality,  we have expanded our expertise and reach further up the supply chain to include oil seed extraction processing and crude plant oil refining.

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

•
Own, operate and manage farms in a joint venture (“JV”) with either strategic partners or financial investors.  To date, we have owned three Jatropha farms in Mexico under such joint ownership arrangements.

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

•
Provide energy farm development and management services to third party owners of biofuel energy farms and to non-energy farmers looking to utilize energy crops in rotation or inter-cropped with their existing crops.  Provide advisory services to farmers wishing to certify their farms under international sustainability or carbon certification standards, specifically the Roundtable on Sustainable Biomaterials (RSB) and Gold Standard Verified Emission Reductions (GS-VERs).  We are currently managing a Jatropha farm in the Caribbean under a contract with a third party who wishes to significantly expand to provide large volumes of plant based oil and biomass to fuel its industrial operations.

•	Provide turnkey franchise operations for individuals and/or companies that wish to establish purpose specific energy farms in suitable geographical areas.

•
Provide development and operational expertise for oil seed processing (extraction) facilities and co-product refining and conversion processes to convert the crude products into higher value marketable products.

The development of agricultural-based energy projects which  produce plant oil and related biomass  may also produce carbon credits and/or renewable fuel credits through the sequestration (storing) of carbon and the displacement of fossil-based fuels.  Accordingly, in addition to generating revenues from the sale of non-food based plant oils and biomass, we are seeking to certify our farms and processing facilities, where practical, to be qualified to generate and be able to monetize federal and state emissions credits. The Renewable Fuel Standard (RFS) is a domestic federal program that requires transportation fuel sold in the U.S. to contain a minimum volume of renewable fuels. Camelina is fully compliant with RFS and can generate emissions reduction credits called RINs (renewable identification numbers), whichare marketable and actively traded. In California, the Air Resources Board (CARB) has implemented a Low Carbon Fuel Standard (LCFS), which requires obligated parties to reduce the carbon intensity of their fuels to a prescribed amount. CARB issued Sustainable Oils a unique pathway that applies only to its patented seed varieties. The very low carbon intensity of Camelina-based fuels allows obligated parties to meet certain emissions reduction targets with less fuel than would be required using conventional feedstocks. Like RINs, LCFS emissions reduction credits have an existing market and are actively traded.

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

Current Significant Activities

The Company is focused on the expansion and growth of both its Jatropha and Camelina businesses.  The Company believes that it can improve its net financial position by divesting some of its older, higher cost and higher indebted assets, while retaining all of its Jatropha related intellectual property (IP).  Our Mexican JV entity, GCE Mexico I, LLC (“GCE Mexico”), has been approached by a Mexican agricultural company to acquire GCE Mexico’s three (3) Jatropha farms in the Yucatan.  We own 50% of the common membership interests of GCE Mexico and one investor currently owns the other 50% of the common membership interests.  The working capital needs of GCE Mexico have been funded by the holder of the preferred membership units of GCE Mexico, which accrue at annual 12% preferred return.  We are currently in active negotiations for the sale of the three farms to this potential buyer, although no agreement has yet been entered into.  The discussions with the potential buyer of the three farms are focused on a structured transaction that would include a cash purchase of the three farms, the repayment of the mortgages on the farms.  This would result in the elimination of accrued interest and materially all of the accrued preferred membership return.  If the sale of the three farms is completed as currently contemplated, all cash proceeds from the sale would be distributed to the holder of the GCE Mexico preferred membership units.  Accordingly, while a significant portion of our liabilities would be extinguished, we would not receive any of the sales proceeds.  If most or all of the liabilities are extinguished, the result of the currently contemplated sale would be a significant improvement to the Company’s balance sheet, positioning us for growth and expansion.  No assurance can be given that the contemplated sale of the farms will be consummated or, if consummated, will occur on the terms under discussion.

The sale of the three farms would allow the Company to significantly reduce its liabilities and position the Company for future growth.  We believe that a stronger balance sheet would provide us with the ability to attract lower cost capital and strategic partners for future ventures.  Most importantly, the Jatropha related intellectual property that we have developed over the past seven years at the three farms and elsewhere will be retained by us and will not be affected by the sale of the farms.  We believe that our Jatropha related intellectual properties represent a valuable asset that we can leverage in other Jatropha ventures.

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

Results of Operations

Revenues. During the three and nine months ended September 30, 2015 we recognized revenue of $92,040 and $492,107 and $496,080 and $742,746 in the same periods in 2014.   The revenues that we generated in 2015 and 2014 were derived from energy farm management, development and advisory services, and biomass production.    Revenues in the 2015 periods decreased due to a decrease in advisory services that we provided.

Our goal is to continue to expand and increase the amount of advisory, development and management services in order to generate revenues to fund our corporate working capital needs, and to generate Camelina-related revenues from our wholly owned subsidiary, Sustainable Oils, Inc.  Once our Camelina operations are properly funded, we expect these operations to generate revenues from the sale of Camelina seeds, the sale of Camelina oil, and the sale of the Camelina biomass for use as feed for livestock.  In the longer term, we plan to substantially increase the revenues derived from the operations of our owned and/or managed Jatropha farms, and to rapidly ramp up our Camelina operations, and to continue to generate revenue from management, development, and advisory services.   However, no assuance can be given that we will be able to properly fund our Camelina operations or enter into future advisory agreements as our current agreements expire.

General and Administrative Expenses. During the three and nine months ended September 30, 2015 our general and administrative expenses were $397,064 and $1,444,187 as compared to $535,031 and $1,610,697 in the same period in 2014.  This reduction from last year’s periods was ).due to a reduction in advisory services we provided and to our cost-cutting efforts.  General and administrative expenses principally consist of officer compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).

Plantation (Farm) Operating Costs. The majority of the costs associated with maintaining the three GCE Mexico farms are capitalized under plantation (farm) development costs as shown in Note 3 in the footnotes to the financials.  For the three and nine months ended September 30, 2015, we recorded Plantation Operating Costs from the operations of the farms of $27,021 and $85,431 and in 2014 we recorded $21,580 and $83,804 for the same periods.    As the operations on the Mexican farm has remained consistent, there is no significant change in the total costs incurred.

Write Down of Long Lived Assets. During the nine months ended September 30, 2015 we wrote down certain long term assets by $6,671,892 in the accumulated plantation development costs.   This write down is the result of the company receiving an unsolicited offer to acquire our three Jatropha farms, in Mexico, owned by our Joint Venture entity, GCE Mexico I, LLC, at an amount that is less than the value of the Plantation Development Cost plus the value of the land.  Therefore, the fair market value of the land plus improvements is determined to be less than the cost to date.  When the transaction is approved, this loss from impairment of the company’s assets is expected to be offset by a significant  reduction  in debt for  the JV Entity.   It is anticipated that when the sale of the Mexico farms is finalized, it will include the elimination of accrued interest and accumulated return on noncontrolling interests from the from JV Entities liabilities, and therefore from the Company’s consolidated financial statements.

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

Other Income/Expense.  Interest expense for the three and nine months ended September 30, 2015 increased slightly from  the same periods in 2014 due to larger outstanding principal balances.

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

Net income/loss attributable to Global Clean Energy Holdings, Inc. The Company recorded net losses of $628,234 and $970,609 for the three and nine months ended September 30, 2015 and net income of $10,672  and net loss of  $665,063 in 2014, respectively.  The increase in the net loss in 2015 is due to the gain recognized from the settlement of liabilities, in 2014, of approximately $270,000.  Our ability to generate net income in the future will depend on the amount of advisory, development and management services that we render at the corporate level, the amount of revenues generated from our Jatropha farms, and on the amount of revenues we generate from our Camelina operations.  While we still own the three farms in Mexico, we will continue to incure farm operating expenses related to those Jatropha operations, and we will continue to accrue interest expense on the mortgages that encumber the GCE  Mexico farms.  Although we anticipate that we will generate revenues, over the long term, from our Jatropha and Camelina operations, we are unable to forecast if, or when such revenues will be realized, and if such revenues will exceed our operating expenses.

Liquidity and Capital Resources

As of September 30, 2015, we had $159,000 in cash or cash equivalents and had a working capital deficit of $6,376,000, as compared with $313,000 in cash and a working capital deficit of $6,396,000 as of December 31, 2014.

The amount of cash or cash equivalent balances held at September 30, 2015 represents cash held in our corporate accounts and our GCE Mexico joint venture accounts. Of these amounts, approximately $53,000 was available and allocated for our general corporate purposes, with the remaining balance to be used in the operations of the Tizimin, Mexico farms owned by the GCE Mexico joint venture. As a result, the GCE Mexico funds will not be available to us for our corporate working capital or other purposes, and are not available to us to reduce our indebtedness. In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of assets, the sale of additional securities, additional borrowings, or from an increase in operating revenues. Outstanding indebtedness at September 30, 2015 totaled $28,979,356. Because of the foregoing working capital deficit and the total indebtedness being so material we are looking at alternative funding strategies and ways to improve our financial position to attract new capital and additional strategic partners, as is discussed below. We incurred losses of approximately $628,000 and $970,000 for the three and nine months ended September 30, 2015 and income of $10,672 and a loss of $665,063 in 2014 respectively, and had an accumulated deficit applicable to common shareholders of $29,916,712 at September 30, 2015.

To date, our general and administrative expenses, including the professional costs of being a public company, have been funded from (i) revenues that we have generated from Jatropha related advisory services, (ii) payments received from our GCE Mexico subsidiary, and (iii) funds received from the sale of our securities.  The amount of fees we generate from advisory services fluctuates significantly, and our ability to continue to generate revenue from these services will depend on our ability to enter into new advisory agreements when the current agreements expire.  No assurance can be given that we will be able to enter into new agreements to replace certain advisory agreements.  Because we have reduced the amount of services that we provide to our GCE Mexico subsidiary, that subsidiary no longer makes payments to us.  Because the foregoing two sources of revenue have decreased, we expect that we will have to raise capital in the near future, or find other sources of capital in the near future, in order to continue to fund our corporate general and administrative expenses.  Unless we are able to obtain additional funding in the future, from the sale of our securities, from strategic partners, or otherwise, we will have to further reduce our operations which will have a material negative impact on the value of our company and the price of our stock.

Our business plan contemplates that we will (i) continue to develop our Jatropha business and operations, which includes expanding our existing farms in the Dominican Republic, and (ii) diversify our biofuel energy crop revenues from new revenues generated by our new Camelina operations, as follows:

Farming Operations.  Jatropha is a novel crop, and because many of the trees are still very young, we consider our Jatropha operations to be in the development stage, despite having planted significant amounts of land over the past 7 years.  For several years we have been working diligently on selecting and breeding improved varieties (accessions) which have a natural architecture that does not require early pruning (which helps to protect the trees from disease infiltrations), have improved early yields and possesses a natural resistance to diseases known to attack Jatropha.  This has produced a number of varieties (accessions) that are meeting and/or exceeding our multi-year yield projections. Utilizing clonal materials from our highest performing, regionally adapted “mother” trees we have developed a Certified Seed Nursery (CGN) to clonally propagate these new varieties.  The seeds from the nursery will be the genetic basis for future planting and any other farms.  However, we are currently holding discussions with a potential buyer of our GCE Mexico farms.  If the currently contemplated sale is consummated, these operations will terminate, and the operating losses resulting from these operations will end.  Our goal is to use the knowledge and intellectual properties derived from developing and operating these farms in other Jatropha farms.

Under the original agreement with our GCE Mexico investors, all net cash generated from the MX Jatropha operations that are conducted through GCE Mexico must first be used to fund the operations of those farms, and any excess must thereafter be used to repay the capital contributed by our joint venture investors (plus their preferred return).  The total amount of capital and the preferred return that must be paid to our joint venture investors before funds are distributed to us currently is in excess of $34,000,000 as of September 30, 2015.  As a result, the Mexico farms were not expected to produce short-term cash for the Company or improve our liquidity, nor will the operations of the Mexico farms generate funds that the Company can use for its business expansion plan, for working capital purposes, or for the acquisition of additional Jatropha or other biofuel feedstock farms.   In order to increase our farm ownership and operations, we will have to obtain additional capital through the sale of equity and/or debt securities, the forward sale of products produced from our Jatropha or Camelina farming operations or from other financing activities, such as debt financing, strategic partnerships and/or joint ventures.  We continue to look for alternative funding strategies and ways to improve our financial position such as the sale of our Mexico farm assets, to attract new capital and additional strategic partners.

We are in negotiations in divesting our three GCE Mexico owned Jatropha Farms, in Mexico .  If the sale is completed as currently contemplated, the structured sale is expected to eliminate the accrued interest  and the accumulated return on noncontrolling interests owned by the outside investor, thereby  significantly reducing the Company’s liabilities  Since the amount of proceeds to be received from the sale of the GCE Mexico farms, if the sale is completed, will not be enough for the Company receive any part of  the cash payment for its 50% interest in GCE Mexico, the sale of the farms will not improve the Company’s liquidity or cash position.

Camelina Operations.  In March 2013, we acquired the business and assets of Sustainable Oils, LLC, a company that has been engaged in developing Camelina products since 2007.  Sustainable Oils has generated over $20 million in revenues during the three years before we acquired that entity, but also incurred a loss of approximately $5.8 million during that same period.  The Camelina operations will require a significant amount of additional cash to scale up its operations and to reach profitable operations.  We will operate the Camelina business that we acquired through a subsidiary Sustainable Oils Inc.which we capitalized with the Sustainable Oils intellectual properties and operating assets that we recently purchased.  Furthermore, our goal is to fund the operations and expansion of the Camelina operations with new debt or equity that we are attempting to raise specifically for the Camelina subsidiary.  While we continue to have discussions with a number of potential sources for the additional funding, we have not entered into any binding arrangements any new funding.  No assurance can be given that we will obtain any additional capital necessary to operate and grow our new Camelina operations.  In the event that we do not obtain the necessary amount of financing to properly operate and scale up our new Camelina operations, those operations are expected to continue to operate at a loss.

As partial consideration for the Camelina assets that we purchased in March 2013, we issued a $1,300,000 promissory note. In September 2014, we renegotiated the terms of the note and agreed to return certain tangible assets that constituted the collateral under the promissory note to the holder of the promissory note in exchange for a reduction of the amount of accrued interest owed under the promissory note and an extension of the maturity date. Since December 31, 2014, the foregoing promissory note is now an unsecured promissory note that is payable on demand. However, the amount payable under the promissory note is limited to amounts generated from the Camelina business that we acquired.

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

Dated: November 10, 2015	GLOBAL CLEAN ENERGY HOLDINGS, INC.

By: /s/ RICHARD PALMER
Chief Executive Officer

By: /s/ DONNA REILLY
Chief Financial Officer