Form 10-K
Global Clean Energy Holdings, Inc.
filed 2016-03-30
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Issuer's telephone number:

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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $2,713,500.
The outstanding number of shares of common stock as of March 30, 2016 was 341,405,545.
Documents incorporated by reference:  None

Table of Contents

 Form 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report, including any documents which may be incorporated by reference into this Annual Report, contains "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are "Forward-Looking Statements" for purposes of these provisions, including our plans to cultivate, produce and market non-food based feedstock for applications in the biofuels market, any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding the timing and size of Jatropha or Camelina harvests, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any Forward-Looking Statement.  In some cases, Forward-Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements.  Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission.  All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.
Introductory Comment
Throughout this Annual Report on Form 10-K, the terms "we," "us," "our," "our company," and "the Company" refer to Global Clean Energy Holdings, Inc., a Delaware corporation that was formerly a Utah corporation known as Global Clean Energy Holdings, Inc. and prior to its name change in 2008, was Medical Discoveries, Inc., and, unless the context indicates otherwise, also includes all of this company's U.S. and foreign wholly-owned subsidiaries through which this company conducts certain of its operations.  To the extent applicable, depending on the context of the disclosure, the terms "we," "us," "our," and "our company" may also include GCE Mexico I, LLC ("GCE Mexico") a Delaware limited liability company, our wholly-owned subsidiary, Sustainable Oils, Inc., a Delaware Corporation, our wholly-owned subsidiary, G.E.H. Dominicana, S.R.L., a company formed under the laws of the Dominican Republic, Globales Energia Renovables S DE RL DE CV as well as our other subsidiaries.
Global Clean Energy Holdings, Inc. is not related to, or affiliated in any manner with "Global Clean Energy, Inc."  Readers are cautioned to confirm the entity that they are evaluating or in which they are making an investment before completing any such investment.

PART I
ITEM 1.	BUSINESS.
Overview
Global Clean Energy Holdings, Inc. is a U.S.-based energy agri-business focused on the development of ultra-low carbon non-food based feedstocks for renewable fuels and chemicals in the U.S. Mexico and the Caribbean.  We have in-house development and operations capabilities that supports our own biofuel energy farms and provides advisory services to third parties.  With international experience and capabilities in eco-friendly biofuel feedstock management, cultivation, production and distribution, we believe that we are well suited to scale our existing business.
Since 2007, our business focus has been on the commercialization of non-food based oilseed plants and biomass.  We began with the development of farms growing Jatropha curcas ("Jatropha") - a non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America and the cultivation of Camelina sativa ("Camelina") – an annual plant from the brassica family traditionally grown in northerly regions of the United States, Europe and Asia.  We have focused on these two plant species primarily because we feel they have the potential to produce oil seed crops economically, they generally require less water and fertilizer than many conventional crops, and they can be grown on land that is normally unsuitable for food production or is fallow or idle due to crop rotation.
Both Jatropha and Camelina oil are high-quality plant oils used as direct substitutes for fossil fuels and as feedstock for the production of high quality "ultra-low carbon" biofuels and other bio-based products.  Both crops have been tested and proven to be highly desirable feedstocks capable of being converted into ASTM approved fossil fuel replacements.  The term "biofuels" refers to a range of biological based fuels including bio-kerosene (a.k.a bio-jet fuel), biodiesel, renewable diesel, green diesel, synthetic diesel and biomass, most of which have environmental benefits that are the major driving force for their adoption. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other green-house gases, which are associated with global climate change.  Both Jatropha and Camelina oil can also be used as a chemical feedstock to replace fossil and non-food based products that currently use edible oils in their manufacturing or production process.  The residual material derived from the oil extraction process is called press-cake, which in the case of Jatropha is a high-quality biomass that has been proven and tested as a replacement for a number of fossil-based feedstocks, fossil fuels and other high value products such as renewable charcoal, fertilizers, and animal feed. Camelina press-cake or meal is high in Omega3 fatty acids and has already been approved by the FDA and sold by our wholly owned subsidiary Sustainable Oils as a livestock (animal) feed ingredient  in the United States.
Our business plan and current principal business activities include the plant science development, planting, cultivation, harvesting and processing of these oil seed plants to generate plant based oils and biomass for use as replacements for fossil fuels and other high value products.  Our strategy is to leverage our plant science, agriculture and energy knowledge, experience and capabilities through the following means:
•	Own and operate biofuel energy farms for our own account.
•	Own, operate and manage farms in a joint venture (JV) with either strategic partners or financial investors.
•	Contract with third party farmers (such as wheat, canola and barley farmers) for the cultivation of Camelina sativa on their farms in the United States, Latin America and Europe.

•	Produce and sell "certified" Camelina seeds that are based upon our patented, high-yielding elite varieties to farmers in the United states and internationally.
•	Provide energy farm development, advisory and management services to third parties, including to non-farming industrial companies who have a demand for biofuels, to owners of biofuel energy farms, and to non-energy crop farmers looking to utilize energy crops in rotation or inter-cropped with their existing crops.
•	Provide advisory services to farmers wishing to certify their farms under international sustainability or carbon certification standards like the Roundtable on Sustainable Biofuels (RSB) and Gold Standard Verified Emission Reductions (GS-VERs)
•	Provide turnkey franchise operations for individuals and/or companies that wish to establish purpose specific energy farms in suitable geographical areas.
The development of agricultural-based energy projects, like plant oil and related biomass, may produce carbon credits through the sequestration (storing) of carbon and the displacement of fossil-based fuels.  Accordingly, in addition to generating revenues from the sale of non-food based plant oils and biomass and related advisory and management services, our goal is to certify our farms, where practical, to generate and monetize carbon credits.  See, "Business--Carbon Credits," below.
Organizational History
This company was originally incorporated under the laws of the State of Utah on November 20, 1991.  On July 19, 2010, we changed the state of our incorporation from Utah to Delaware.  Our principal executive offices are located at 2790 Skypark Drive, Torrance, California, Los Angeles County, California 90505, and our current telephone number at that address is (310) 641-GCEH (4234).  We maintain a website at: www.gceholdings.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.  Our Sustainable Oils subsidiary also maintains a website at www.susoils.com.  Our Internet websites and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.
Sale of Three Mexico Jatropha Farms
In 2008, we launched our first Jatropha venture in Mexico through GCE Mexico I, LLC ("GCE Mexico") a Delaware limited liability company that we formed with two investors (one of whom sold his interest to the other investor).  We owned 50% of the common membership interests of GCE Mexico, our investor owned the other 50% of the common membership interests and GCE Mexico's preferred units. During the first five years, GCE Mexico acquired three Jatropha farms in Mexico. The first farm comprised 5,149 acres; the second farm comprised 5,100 acres, and the third farm comprised 5,557 acres.  The first two farms were developed and planted with various varieties of Jatropha; the third farm was not used for Jatropha and was, in 2014, eventually planted with non-Jatropha crops.  Our first two Jatropha farms were planted with over 7.0 million Jatropha trees, consisting of over 25 varieties of Jatropha trees from around the world.  The various varieties were tested to determine which varieties were most suitable for commercial production.  While we have harvested significant quantities of Jatropha fruit and seed from this farm, the harvests did not meet our requirements for operating a commercial Jatropha seed farm.  Accordingly, we stopped intense cultivation to allow the Jatropha trees in this farm to naturally grow and develop without commercial agricultural intervention.  The second Jatropha farm was planted with fewer, more selective varieties of Jatropha trees.  Based on our 2013, 2014 and 2015 crop year harvest results, the varieties planted in the second farm met our cumulative yield goals.

The acquisition costs and operating expenses of the three Mexico Jatropha farms were funded by our GCE Mexico joint venture partners.  The total amount contributed by our joint venture partners to GCE Mexico since inception was approximately $22,600,000.  Because our Jatropha farms (the first farm in particular) were not producing the quantities of Jatropha seeds that we had initially anticipated, the projected amount of funds our joint venture partner would have to fund to continue the operations of the three farms continued to increase.  In addition, our business plan called for an expansion of the three Mexico farms.  Due to our joint venture partner's other financial commitments, our partner was not able to invest the significant additional capital needed to expand the farms to the required 10,000 hectares needed to achieve commercial profitability.  Accordingly, in 2015 we jointly decided to sell the three farms and to dispose of these operations in order to focus our resources on other Jatropha and camelina bio-fuel opportunities.  Our GCE Mexico joint venture partner continues, through his family's investment in our common stock, to be a significant stockholder of this Company.
On December 2, 2015, we sold the three Jatropha farms to an unaffiliated, a Mexican agricultural operator in the region.  The cash purchase price for the three farms was MXP $89 Million (approx. US$5,908,000).  In addition, as a result of the structured transaction we extinguished approximately $4.7 million of accrued interest and $12.1 million of preferred return. GCE Mexico assigned U.S. $5.1 million of the purchase price the our joint venture partner to repay the U.S. $5.1 million of mortgage loans made by the investor to GCE Mexico's operating subsidiaries.  In addition, as part of the sale of the three farms and the repayment of the mortgage loans, the investor agreed to forgive and extinguish (i) approximately $4.7 million of unpaid interest that had accrued on the three mortgage loans, and (ii) the preferred return (approximately $12.1 million) that the preferred unit holders had accrued.  We did not receive any cash from the sale of the three farms.  However, as result of the repayment of the three mortgage loans, the forgiveness of the accrued interest on those loans, and the extinguishment of the accrued preferred return, approximately US$21.9 million of long term liabilities were extinguished from this Company's consolidated balance sheet.
GCE Mexico sold the three farms, but did not sell any of the Jatropha intellectual property that we developed on those farms (including the Jatropha varieties we developed on the farms).  In addition, we retained the rights to complete some of our Jatropha research on portions of the three farms, and the sales agreements granted us access to our elite genetics on these farms for an extended period, allowing us to continue our Jatropha genetic development program.  As a result, our Jatropha genetics are preserved as a core company asset, along with the significant institutional knowledge, experience and know-how we have acquired over the years. We also retain the proprietary delivery platform developed over the last seven years in Mexico.  As part of the sale, we also retained access rights to our Certified Nursery and Research areas for an extended period of time.
The sale of the three farms significantly improved our balance sheet by eliminating $21.9 million of long-term liabilities and enables us to continue to pursue our biofuels operations.  As a result of the sales, we eliminated 100% of our long term, high cost liabilities (the loans accrued interest at 12% per annum, and the preferred return accrued at a rate of 12% per annum) that we incurred during the initial research and development phase of the three farms our Mexico Jatropha operations, and we reduced our overall consolidated liabilities by approximately 77%.  We believe that reducing debt is critical for us to be able to raise additional capital for the expansion phase of our business and to deploy the superior genetics we have spent years developing on a commercial scale.
Developments During 2015 and Part of 2016
During the fiscal year ended December 31, 2015 and through the date of this Annual Report, we achieved the following milestones in the development of this company, which developments are further discussed below:

•	We have been issued the first-of-its-kind Low Carbon Fuel Standard (LCFS) feedstock pathway through California's Air Resources Board for fuels based upon our patented Camelina varieties. The uniqueness is that only Sustainable Oils' Camelina oil can be supplied into the California market and qualify for LCFS credits; and
•	The EPA has recently issued a pathway for Jatropha oil from the companies application which was filed in 2011. This allows Jatropha oil to be used in the U.S. as a feedstock for advanced biofuels, qualifying it to generate Renewable Identification Numbers (RINs) under the Renewable Fuels Standard (RFS2).
•	We have been issued two new additional plant patents for Camelina which will allow us to continue our genetic development further improving our varieties; and
•	We have entered into plant research and/or materials transfer Agreements with University of California Davis, University of Colorado, Kansas University, University of Nebraska – Lincoln and University of Nevada – Reno. All of which are designed to either improve our plant genetics or sort through our extensive tilling library for high value Camelina varieties; and
•	We continued to expand our intellectual property necessary to develop and commercialize Jatropha and Camelina sativa as a biofuels feedstock; and
•	We completed the development of our research farm in the Caribbean, which we are using to assess the growth of multiple varieties of Jatropha plants and, more recently, to explore the production of Camelina throughout the Caribbean, and;
•	We obtained funding and began the development of a Certified Seed Nursery in the Caribbean to produce production seed for the future development of a commercial bio-fuel operations we are workign on developing in the region with a strategic partner, and;
•	We significantly expanded the amount and type of management and advisory services we provide to partners and/or third parties, and;
•	We divested our three Jatropha farms in Mexico, thereby reducing our long term debt by 98% and our overall liabilities by over 77%.
Business Operations-Strategy
We are an energy agri-business with development and operations capabilities in the U.S., Mexico and the Caribbean.  We maintain in-house staff for the development, management, cultivation, production and distribution of plant-based feedstock used to offset fossil fuels.  Our business plan and current principal business activities include the plant science, planting, cultivation, harvesting and processing of non-food based plants to generate seed oils and biomass for use in the biofuels industry, including the production of ultra-low carbon renewable-jet, biodiesel, renewable diesel and renewable chemicals.  As a co-product of our farming and production processes, we also produce feedstocks and product streams that substitute and displace fossil- and edible oil-based inputs in many industrial processes, including fertilizer, paint and fossil fuel production.
With as much as 85% of the production cost of renewable fuels being the feedstock, we made the decision in  2007 to focus our strategy on becoming a diversified bio-energy feedstock provider by growing and expanding our energy farming and processing business to include numerous bio-based feedstock crops.  We continue to push the plant science and operational platform to allow us to expand to the level where economies of scale and our methods of operations allow us to generate significant revenues and profits without the need for any government subsidies.
The processes and procedures we employ to plant and cultivate our crops for our business are being continually refined in order to produce "best practices" for energy farm operations. By focusing on improving our farming practices and the technology we apply to our operations, we can operate economical, environmental and socially sustainable energy farms which can replace fossil fuels or food based feedstocks at a production cost well below the market price of their alternatives.  By continuing to invest in research and development, and acquiring or strategically aligning with companies that possess leading-edge technology in plant genetics, we will continue to develop high-yielding energy crops that deliver renewable energy feedstock into the market at competitive prices.

Our strategy is to leverage our farming and energy knowledge, experience and capabilities through the following means:
Research Farms.  We began our first research farms in early 2007 in Mexico and have continued that commitment.  Our latest research farm was established in 2013, when we completed land preparation and planting, and began operations on an energy farm in the Caribbean.  This farm is being used to test and research the growth of multiple varieties of Jatropha and other oil seed plants, and to adapt them to the local conditions for future commercial farm expansion in the Caribbean region.  We are also using this farm to perform a full trial of Camelina production in the Caribbean.
Genetic Nursery Operation. We developed our first "Certified Germplasm Nursery" in Mexico in 2013 and in 2015 developed  another one in the Caribbean to produce locally adapted Jatropha and Camelina seeds of the best varieties for this growing region.  As our business progresses, we will continue to work on plant genetics, soil science and cultivation practices to improve short-, medium- and long-term yields.
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
Contract Farms. Our contract farming operations have historically focused on the production of our annual crops, Camelina, but we expect these same type of contracts can be used for our perennials, Jatropha.  We intend to continue with the relationships established by our wholly owned subsidiary, Sustainable Oils, which are expected to allow us to quickly expand contract farming operations on non-company owned farms. Under the existing contract farm arrangement, we sell our certified Camelina seeds to third party farmers who own or rent the land and have skills, labor and equipment to properly farm the land.  We will also provide these farmers with previously proven "best practices" for Camelina cultivation and with the support of our technical services team of agri-business professionals.  The majority of the farmers that grow the Camelina plants are expected to enter into contracts to sell the Camelina seeds harvested from their farms to us, following the harvest (usually 90-100 days after planting).  This procedure will allow us to quickly expand our business without the need to acquire land or any of the machinery, equipment or personnel to operate large farming operations.
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

We have identified the Jatropha curcas and Camelina sativa plants as our primary feedstocks for producing biodiesel, other biofuels including renewable diesel and renewable jet fuel and renewable chemicals, but we continue to research and test other plant species. The seeds from these plants contain oil with beneficial properties for the production of biofuels or as direct, drop-in replacements for fossil fuels.  We plan to utilize the seed oils for producing biofuels and bio-chemicals, the press-cake (the residue of oil seeds when the oil has been pressed out) from Jatropha as a solid fuel, and the press-cake (meal) from Camelina as a high value animal feed.  We have obtained regulatory approval from the FDA for the use of Camelina meal  as a protein-rich animal feed for cattle, poultry or swine.  We currently use the fruit shell (hull) from the Jatropha fruit as an ingredient in our soil amendment program fertilizer to reduce our fertilizer input and costs.
The Jatropha plant is a perennial tree that produces inedible fruit containing large seeds with a high percentage of high-quality inedible oil.  Camelina is in the mustard seed family and produces small, very high oil content seeds that, like Jatropha, are well suited to the production of renewable fuels and bio-chemicals. Sustainable Oils' Camelina oil-based jet fuel has been tested, approved and certified for use in multiple military aircraft, including many tactical combat jets and helicopters. It is among the most highly tested and approved feedstocks for renewable fuels and chemicals to date.
We have identified a number of strategic locations ideally suited to Jatropha or Camelina cultivation and processing.  These locations have been selected for a number of key strategic reasons, including proximity to large customers who require the products, close to ports for logistics purposes, relatively stable democratic governments, favorable trade agreements with the United States, low-cost land, reasonably priced labor, favorable weather conditions and acceptable soil conditions.  Our primary focus remains the ultra-low carbon renewable feedstock oil market, and we will continue expanding our operations, primarily in the areas of planting, harvesting and sale of feedstocks to end users in the energy and bio-chemical industries.  In the short term, we will continue our farm development activities and prepare for large-scale operations which will include both Jatropha and Camelina seeds.  We expect to generate short-term revenues through the sale of Jatropha and Camelina seeds for germination, and the sale of oil, biomass and presscake (meal) as a thermal fuel or approved animal feed.  We continue to pursue the sale of our oil and biomass products into higher value, non-fuel, specialty markets like "green chemicals," "green plastics," and nutraceuticals.  Some of these specialty sales could represent a significant source of future revenues at substantially higher profit margins than the renewable energy feedstock sales.
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
Jatropha Farming Operations
Mexico.
As described above, pursuant to agreements entered into on December 2, 2015 we sold our three farms in Mexico, and ceased operations effective on December 31, 2015.  This transaction allowed us to reduce high-cost debt by 98% and overall liabilities by 74%, which was mostly incurred during the initial research and development phase of our business.  The mortgages on the land totaling $5,110,000 were paid in full.  Additionally, as part of the structured transaction with our JV Partners, we eliminated the liability of the accrued interest of $4,734,000 and preferred return of $12,140,000.  Reducing debt is critical for us to be able to raise additional capital for the expansion phase of our business and to deploy the genetics we have spent years developing on a commercial scale.  We did not sell any of our Jatropha intellectual property (IP) rights to the buyer.  As a result, our Jatropha genetics are preserved as a core GCEH asset along with the enormous amount of institutional knowledge, experience and know-how that we developed over the past 8+ years in Mexico.  As we move forward with our long-term development plan, we need a stronger balance sheet to raise additional capital for our ongoing business expansions in both Latin America and the Caribbean , as well as domestically.

Caribbean.
We currently operate two Jatropha farms in the Caribbean on leased land which are used as a research farm and certified seed nursery.
Camelina Farming Operations
On March 13, 2013, we completed the purchase of certain assets, patents, and other intellectual property and rights related to the development of Camelina sativa as a biofuels feedstock (the "Camelina Assets") and all of the membership interests of Sustainable Oils, LLC, ("SusOils") a Delaware limited liability company.  SusOils is a company that, since 2007, has been engaged in the development, production and commercialization of Camelina-based biofuels and FDA approved animal feed.
The Camelina Assets, at the time, included: three issued U.S. patents on Camelina Sativa varieties; a substantial portfolio of other IP assets, all of the seller's intellectual property related to the research, development, breeding and/or genetic development of Camelina; germplasm; licenses, consents, permits, variances, certifications and approvals granted by any governmental agencies relating to Camelina operations; machines, equipment, tractors and vehicles used in Camelina operations; the name "Sustainable Oils" and the Sustainable Oils logo; and certain trade secrets, know-how, and technical data.  Our goal is to continue, and expand, the operations of Sustainable Oils (although such operations may be conducted under a new subsidiary), and to obtain additional funding for that subsidiary.
Since its formation, SusOils has, among other things, developed new Camelina products, been issued five U.S. plant protection patents on technologies it developed, arranged for the planting and harvesting of over 100,000 acres of Camelina in 10 states and Canadian provinces, performed Camelina research or field level trials in 34 US States and 6 Canadian provinces, as well as seven other countries (Spain, Italy, Portugal, Australia, New Zealand, Ukraine and Saudi Arabia).  SusOils has contract processed Camelina oil into renewable jet fuel that they supplied to the U.S. Navy's aircraft fleet. During the years 2010 through 2012, Sustainable Oils generated over $20 million of revenues from its operations and incurred net losses in part due to its research and business development activities of over $5.8 million (unaudited estimate).  Although we intend to utilize SusOils' technologies and to capitalize on that company's business development efforts, our business plan for the Camelina business differs from the Sustainable Oils business model. Specifically, at this time, we have no planned sales of oil to the U.S. military.
We are currently operating our Camelina business through a subsidiary, Sustainable Oils Inc, a Delaware Corporation.  We have capitalized that subsidiary with certain of the Sustainable Oils intellectual properties and operating and intangible assets that we purchased.  In order to fund the operations and expansion of the Camelina operations, we will need to raise additional capital through the sale of debt or equity in the newly formed Delaware Camelina subsidiary, Sustainable Oils, Inc.  Sustainable Oils' research operations have been headquartered in Bozeman, Montana.  We intend to continue to conduct our Camelina research operations in Montana but manage the business from our offices in Southern California.
With the approval of Camelina oil by the EPA as an advanced biofuels feedstock under national renewable fuel standards, and the recent and unique California ARB Camelina pathway approval, the focus for Sustainable Oils is to quickly expand its footprint of planted acreage to achieve economies of scale and profitability. We plan to commercialize Camelina products and expand into areas where the highest value can be obtained.  This includes for various biofuels, renewable chemicals, specialty chemicals and high value animal feed.  We plan to continue to:

1.	Utilize established farmers with available land which is either fallow or idle due to crop rotation. By using their existing equipment and labor we will minimize capital costs and maximize resource utilization, increasing net revenue and profits to the farmers, and;
2.	Utilize existing regional processing resources. This will add incremental revenue to existing processing facilities and allow us to utilize facilities during slower or idle times, further adding revenue and profit for oil and meal processers, and;
3.	Expand research and development efforts to continue to increase yield from Camelina production. We will support our contract farmers with strong plant and soil science. This will further improve revenue and reduce unit production costs, generating additional revenue and profits to be shared with farmers and processers, and;
4.	Strategically locate "Camelina Farming Regions" near regional support services which include processing and logistics hubs, and;
5.	Develop strategic partnerships and supply agreements near "Camelina Farming Regions" throughout the U.S. and Europe to produce significant purpose-specific acreage, supplying more regional and local users. This will optimize logistics and processing costs and provide for higher revenue and profit, and;
6.	In 2016, subject to receiving adequate funding, our plan is to contract with sufficient farmers in order to increase the number planted acres of Camelina to a level that will eventually achieve the economies of scale that we believe we need to operate profitably.
In order to develop our Camelina business as set forth above, we will have to raise additional capital.  While we have identified a number of sources of funding, we have not entered into any binding agreements for such financing.  No assurance can be given that we will be able to obtain any funding for our Camelina operations, or if we do secure such funding, that the terms will be favorable to this company and our stockholders.
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
Biofuels Oil Feedstock
The feedstock oil needed for the production of renewable jet fuel, biodiesel, renewable diesel and green diesel that is currently available on the market today is primarily supplied from edible seed oils, including soy, canola (rapeseed), sunflower and palm.  There are other types of feedstock that can be converted into biofuels, like animal fats and recycled cooking grease, but while they currently make up a meaningful portion of the market, their preferential classification as a "waste" product may be short lived. When these "waste" feedstocks are re-classified as non-waste, many of their regulatory advantages would be significantly reduced, specifically their artificially low carbon intensity.  Our primary source of biofuels feedstock will be from Jatropha and Camelina seed oil.  The significant advantages of Jatropha and Camelina over other traditional oil seed crops is that they are ultra-low carbon based and do not compete for resources with other crops grown primarily for food consumption.

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
Camelina can produce seeds with relatively little water and can be harvested early. It is classified as a low input crop and can survive on low water/rainfall, and it requires less fertilizer than many other crops.  Camelina can be seeded and harvested with conventional farm equipment, making it a perfect rotation crop for existing farmers.
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
In the United States, federal legislation called the renewable fuel standard (RFS) mandates that a certain volume of biofuels are blended into the fuel supply every year. In California, the low carbon fuel standard (LCFS) requires regulated parties to reduce the overall emissions of their fuels to a predefined ceiling. In both cases, renewable fuel producers generate tradable financial instruments, which represent either a volume of fuel or a set amount of CO2e reduction. These credits are then surrendered by regulated parties to demonstrate compliance. The RFS and LCFS require that fuels are made from approved pathways and feedstocks. Camelina has full EPA approval under the RFS and Jatropha is currently pending approval, which EPA has indicated will occur in mid-2015. On November 12, 2015 the EPA issued a feedstock pathway for Jatropha oil as a result of GCE's application which was filed on June 10,  2011.  This approval provides for Jatropha oil to be used as a feedstock for Advanced Biofuels production, qualifying it to generate Renewable Identification Numbers (RINs) under the Renewable Fuels Standard (RFS2).
In March 2015, California ARB approved a first-of-its-kind feedstock-only pathway for Sustainable Oils patented Camelina oil. The pathway only applies to Sustainable Oils' US Patent and Trademark Office-registered seed varieties - no other Camelina seed or oil can be used to produce LCFS compliant fuel. At a cumulative carbon intensity (CI) of 7.58 g/MJ, final fuels can be produced at between 18.7 and 19.1, and with a co-product credit can be reduced to a CI of 6 or lower. The result is that fuel producers and obligated parties in California can meet their LCFS emissions reduction requirements with significantly less fuel that would otherwise be required using traditional feedstocks like soybean (83 g/MJ) or canola oil (63 g/MJ). LCFS credits are generated based upon the CI of the underlying fuel, which means Camelina-based fuels will generate significantly more value per gallon than any other virgin oil-based fuel. By example, if the LCFS credit price is $125 /MT of carbon, as it has been for the past 4 months, Camelina biodiesel produces up to $0.50 or more per gallon than soybean-based fuel.
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
Technology and Patents
Camelina:  On July 15, 2014 we were issued an additional U.S. Patent, No, US 8,779,238 B2, for our "Floral Dip" method of (non-GMO) transformation of Camelina plants that can manipulate its agronomic qualities.
On May 19, 2015 we were issued an additional patent, U.S. Patent, No, US 9,035,131 B2, for  a method to alter and/or improve the fatty acid composition of a Camelina plant cell has been approved for issuance. The issued patent is for a method of altering and/or improving fatty acid composition of a Camelina plant cell, plant part, tissue culture or whole plant, and the method comprising disrupting one, two, or three copies of FAD2 genes and/or one, two or three copies of FAE1 genes in the Camelina plant cell, plant part, tissue culture or whole plant. Also included is a method of breeding Camelina plants to produce altered levels of fatty acids in seed oil and/or meal.
Jatropha:  We do not currently possess any patentable technology relating to our Jatropha operations, but we have developed considerable know-how, trade secrets, and proprietary processes and procedures for farm development and operations management.  We are currently engaged in research and development activities focused on improved Jatropha varieties, and we continue to expand on technical know-how and proprietary processes for optimizing the quality of our Jatropha yields, reducing operating costs and improving production capacity and efficiency.  These research and development activities currently consist of plant biology and molecular genetic research, and are being conducted primarily through in-house research and in joint development activities with the non-profit Center for Sustainable Energy Farming. We continue to develop our proprietary Sustainable Energy Farming Systems, and believe that some of these technologies may become patentable. However, there can be no assurance that patentable technologies will be developed, or if they are developed, that we would be the sole owners of such patents.
Any technology we develop will be in one of three main categories: (i) plant and soil sciences, (ii) agricultural technology and procedure development, or (iii) material processing and end use applications.  Such technologies developed are expected to assist in reducing costs, improving efficiency and allowing us to move our products higher up the value creation.
Market
According to both the International Energy Agency ("IEA") and the U.S. Department of Energy's Energy Information Administration ("EIA") estimates, the world demand for crude oil in 2015 was approximately 93.7 million barrels per day, with approximately 28% of that demand being diesel and fuel oil (distillate fuel oil).  This equates to a global consumption of distillate fuel oil of approximately 27 million barrels per day, or 408 billion gallons per year.  At a 5% blend, the world market for biodiesel exceeds 20.4 billion gallons per year.
U.S. diesel fuel oil consumption for 2014 was over 60 billion gallons.  At a 5% blend, the U.S. biodiesel market was over 3.04 billion gallons per year, which we expect will continue to grow.
As reported by the Environmental Protection Agency (EPA), U.S. biodiesel refineries produced approximately 1.3 billion  gallons of neat (100%) biodiesel fuel in 2015 from a reported 100+ active producers with a total capacity of over 2 billion gallons.  This is just under 60% of capacity and represents just over 2% of U.S. demand for diesel fuel.

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
Year	Biodiesel Production Volume (million gallons)	Total Production Capacity (million gallons)
2005	75	-
2006	250	-
2007	450	2,240
2008	678	1,759
2009	506	2,095
2010	343	1,994
2011	1,091	2,075
2012	1,105	2,117
2013	1,759	2,140
2014	1,270	2,090
2015	1,268	2,120
2016*	1,900	-
2017*	2,000	-
*EPA RFS Final Biodiesel Volume Requirements: 2016 – 2017
Our primary market is the direct sale of Jatropha and Camelina oil for biodiesel, renewable diesel, renewable jet fuel, green plastics and renewable chemicals.  In addition we will sell biomass for energy production and animal feed and we will sell carbon credits we generate from our agricultural operations.  Our primary customers are processors of biofuels and users of plant based oils for chemical production.  We estimate that there are approximately 95 active biodiesel plants in the United States alone, which can utilize up to 100% of our crude or refined Jatropha and Camelina oil.  However, we expect to generate our highest revenues and greatest margins from customers who have logistical capacity on a water port accessible from the Gulf of Mexico or those located in close proximity to strategic Camelina growing regions.  This will reduce redundant transportation costs and allow us to ship large quantities economically.  These customers have historically paid a higher price for feedstock oil, since the majority of feedstock oil supplies have been shipped from the Midwestern United States.  We anticipate that our key customer profile will include well-financed, low-cost biodiesel refiners and specialty oleo chemical companies.
In cooperation with Honeywell's UOP and Emerald Biofuels, we submitted a pathway application for Jatropha oil to the EPA in June 2011, which was published for public comment in October 2015 and approved in November 2015.
As our business develops, we expect to utilize industry professionals and distributors for the sale of Jatropha and Camelina oil and biomass in order to strategically target certain specialty markets and reduce overall costs.
Environmental Impact
Biofuels have social, economic and environmental benefits that are a major driving force behind their adoption.  Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other greenhouse gasses, which are associated with global climate change and adverse regional health impacts.  Biofuels are produced from renewable plant resources that "recycle" the carbon dioxide created when biofuels are consumed.  Life-cycle analyses consistently show that using biofuels produced in modern facilities results in net reductions of greenhouse gas compared to using fossil fuel-based petroleum equivalents.  These life-cycle analyses include the well-to-wheel energy equivalent of farming and production of biomass, including harvesting, conversion, transportation and utilization.  Biofuels help nations achieve their goals of reducing carbon emissions and reducing importation of foreign oil.  They burn cleanly in vehicle engines and reduce emissions of unwanted products, particularly unburned hydrocarbons, carbon monoxide and particulate matter.  These characteristics contribute to improvements in local air quality and all associated health benefits.  In a life-cycle study published in October 2002, entitled "A Comprehensive Analysis of Biodiesel Impacts on Exhaust Emissions, 2002," the U.S. Environmental Protection Agency ("EPA") analyzed biodiesel produced from virgin soy oil, rapeseed (canola) and animal fats.  The study concluded that the emission impact of biodiesel potentially increased NOx emissions slightly while significantly reducing other major emissions.

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
Employees.
As of December 31, 2015, across all of our subsidiaries, we had 10 full time employees, contract employees and consultants.  We will continue to "right size" our work force to support our operational needs.  Neither this company, nor any of our subsidiaries is a party to any collective bargaining agreements.

1A RISK FACTORS

Not applicable.

 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
Executive Offices.  Currently, we operate out of offices located at 2790 Skypark Drive, Suite 105, Torrance, CA 90505.  Our leased offices consist of approximately 1,296 square feet and are leased at a monthly rate of $2,475 per month.  The term of the lease expires on January 31, 2019.
Mexico Farms and Facilities:  December 2, 2015, we sold our three Jatropha farms owned through our GCE Mexico I, LLC joint venture.  As a result, we currently do not own or lease any properties in Mexico.
Montana Offices/Facilities.  Our Sustainable Oils, Inc. field and research operations will be conducted primarily from Bozeman, Montana under a subcontract with a local seed research company.
Dominican Republic Nursery.  On December 31, 2014, we signed a five year lease with a third party in the Dominican Republic, for approximately 125 acres of land where we have begun developing a Jatropha plant nursery.  The total lease is approximately $80,900, due and payable as follows:
$40,500 due at signing and was paid in January 2015
$9,900 was paid December 31, 2015
$9,900 due December 31, 2016
$9,900 due December 31, 2017
$9,900 due December 31, 2018

ITEM 3.	LEGAL PROCEEDINGS.
From time to time, the Company may become a party to other legal actions and complaints arising in the ordinary course of business.  As of December 31, 2015 we have no legal proceedings pending.
On February 19, 2016, Anton & Chia, LLP ("Anton & Chia") filed a complaint against Global Clean Energy Holdings, Inc. in the California Superior Court of Los Angeles County (Anton & Chia, LLP vs. Global Clean Energy Holdings, Inc., BC 611081).  Anton & Chia is an accounting firm that we retained to audit our 2013 financial statements and to issue the audit report to be included with our audited financial statements in our 2013 Annual Report on Form 10-K.  Anton & Chia claims that this company breached its contract with Anton & Chia by failing to pay $32,369 of fees incurred by that accounting firm.  No audit report was ever issued and the audit of our financial statements by Anton & Chia was not completed.  We dispute the demands made by Anton & Chia, and intend to vigorously defend this matter.  In April 2014 we filed a formal complaint with the California Accountancy Board (CBA) against Anton Chia.
ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of our common stock are traded on the OTC Bulletin Board and on the OTCQB market under the symbol "GCEH."  The following table sets forth the range of closing prices for our common stock for the quarters indicated.  Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not represent actual transactions.
Fiscal Year Ended December 31, 2015	High Bid	Low Bid
First Quarter	$.0147	$.0147
Second Quarter	$.008	$.008
Third Quarter	$.007	$.007
Fourth Quarter	$.0033	$.0026

Fiscal Year Ended December 31, 2014	High Bid	Low Bid
First Quarter	$.013	$.010
Second Quarter	$.011	$.0095
Third Quarter	$.012	$.012
Fourth Quarter	$.0046	$.0041

Stockholders
As of March 30, 2016, we believe that there were approximately 1,500 holders of record of our common stock, not including any persons who hold the stock in "street name."

Dividends
We have not paid any dividends on our common stock to date and do not anticipate that we will pay dividends in the foreseeable future.  Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant.  However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.  We have previously issued shares of Series B Convertible Preferred Stock.  Under the terms of the Series B shares, no dividends are required to be paid to holders of the Series B shares. However, the Company may not declare, pay or set aside any dividends on shares of any class or series of the Company's capital stock (other than dividends on shares of our common stock payable in shares of common stock) unless the holders of the Series B shares shall first receive, or simultaneously receive, an equal dividend on each outstanding share of Series B shares.
Securities Authorized For Issuance Under Equity Compensation Plans
The following table contains information regarding our equity compensation plans as of December 31, 2015:
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
2002 Stock Incentive Plan (1)	13,700,000	$0.03
2010 Equity Incentive Plan	20,000,000	$0.01
Equity compensation plans not approved by security holders Options	39,813,686	$0.01
Warrants	22,778,643	$0.02

Total ____________________	96,292,329		-
(1) This incentive plan has expired, and no additional options or awards can be granted under this plan.

Recent Issuances Of Unregistered Securities
In September 2015, the Company issued 2,118,000 shares, at $0.005 per share (based on the closing market price on the measurement date) as full consideration of an employee's accrued and unpaid compensation balance of $11,090 accumulated as of September 30, 2015.
Repurchase of Shares
We did not repurchase any of our shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA.
Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC Regulation S-K.
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
On December 2, 2015, we sold the three Jatropha farms to an unaffiliated, a Mexican agricultural operator in the region.  The cash purchase price for the three farms was MXP $89 Million (approx. US$5,908,000).  In addition, as a result of the structured transaction we extinguished approximately $4.7 million of accrued interest and $12.1 million of preferred return.    GCE Mexico assigned U.S. $5.1 million of the purchase price the our joint venture partner to repay the U.S. $5.1 million of mortgage loans made by the investor to GCE Mexico's operating subsidiaries.  In addition, as part of the sale of the three farms and the repayment of the mortgage loans, the investor agreed to forgive and extinguish (i) approximately $5.1 million of unpaid interest that had accrued on the three mortgage loans, and (ii) the preferred return (approximately $12.1 million) that the preferred unit holders had accrued.  We did not receive any cash from the sale of the three farms.  However, as result of the repayment of the three mortgage loans, the forgiveness of the accrued interest on those loans, and the extinguishment of the accrued preferred return, approximately US$21.9 million of long term liabilities were extinguished from this Company's consolidated balance sheet.
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

The Company's most critical accounting policies and estimates that may materially impact the Company's results of operations include:

Agricultural Producer. All costs incurred including the actual planting of the Jatropha trees are capitalized as plantation development costs, and are included in "Property and Equipment" on the balance sheet. Plantation development costs are being accumulated in the balance sheet during the development period and will be accounted for in accordance with accounting standards for Agricultural Producers and Agricultural Cooperatives. The direct costs associated with each farm and the production of the Jatropha revenue streams have been deferred and accumulated as a noncurrent asset and are included in "Deferred Growing Costs" on the balance sheet. Other general costs without expected future benefits are expensed when incurred.

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in this Annual Report.  However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Results Of Operations
Revenues. During the year ended December 31, 2015 and 2014 we recognized revenue of $572,563 and $1,299,075, respectively. The revenues that we generated in 2015 were primarily derived from Jatropha related advisory and management services we rendered to a third party.  Revenues during the year ended December 31, 2015 decreased by $726,512 from the comparable 2014 fiscal period because a decrease in advisory and management revenues.  Our current advisory agreements expire during 2016 and will have to be replaced or renewed.  Accordingly, the amount of advisory service revenues that we may generate in 2016 will depend on new advisory agreements, if any, that we obtain to replace the existing agreements.

Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; collectability is reasonably assured; and title and the risks and rewards of ownership have transferred to the buyer. Value added taxes collected on revenue transactions are excluded from revenue and are included in accounts payable until remittance to the taxation authority. To date, the most significant sources of revenue have been advisory services and agricultural subsidies.

Advisory and management services revenue - The Company provides development and management services to other companies regarding their bio-fuels and/or feedstock-Jatropha and Camelina development operations, on a fee for services basis. The advisory services revenue is recognized upon completion of the work in accordance with the separate contract.

Agricultural subsidies revenue - the Company has in the past received agricultural subsidies from the Mexican government, which payments were recognized as revenues when the payments were received.

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

General And Administrative Expenses.  Our general and administrative expenses of $2,173,708 related to the year ended December 31, 2015 decreased by $176,422 from prior year's expense of $2,350,130 due to severance and other closing costs related to sale of our three farms in Mexico.  General and administrative expenses principally consist of officer and employee compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).

Plantation and Operating Costs.  For the year ended December 31, 2015 and 2014 we recorded Plantation Operating Costs from the operations of the farms of $17,402 and $132,639, respectively.  The decrease in the year ended in 2015 from 2014 was mostly due to a reduction in replanting and cultivation costs at our Mexico farms as we scaled back planting of new Jatropha trees at those Mexico farms.

Write Down of Long Lived Assets.  During the year ended December 31, 2015 we wrote down certain long term assets by $1,537,121 in the accumulated plantation development costs related to the sale of the sale of our three Mexican farms.   For 2014, this write off represented a reduction in the accumulated plantation development costs related to areas on our first two Jatropha farms in Mexico which were anticipated to be replanted in 2015.  The trees in certain areas of these farms were not expected to produce enough yield or generate enough future revenues to offset the capital expended in a reasonable period of time and, accordingly, an impairment charge was recorded.
The Company regularly evaluates its property and equipment and other long-lived assets for impairment based on its classification as a) held for sale or b) to be held and used.  Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, the Company recognizes the asset at the lower of carrying value or fair market value less costs to sell, as estimated based on comparable asset sales, offers received, or a discounted cash flow model. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. The Company then compares the estimated future cash flows, at an average growth rate of 30% after 2015, of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model with a discount rate of 65%.   The projected cash flows used in the companies impairment test is over a 15 year period using approved forecasts.  The company's assumptions related to the growth rate and the cash flow discount rate is management's estimates based on historical trends in the farm development and growth in the yield from the trees.    There is a risk the actual results will be much less than management's assumptions used in the impairment test.  Many factors, such as the weather, pest and disease control can cause the company's future cash flows to be less than expected.

If an asset is still under development, future cash flows include remaining construction costs. All recognized impairment losses, whether for assets held for sale or assets to be held and used, are recorded as operating expenses. See Note 1 for information on recorded impairment charges.

Interest Income/Expense.  In fiscal 2015, we incurred approximately $1,010,000 of interest expense, compared to interest expense of approximately $1,187,000 in fiscal 2014. This decrease in interest expense is primarily due to the decrease in debt associated with the mortgages on the land which was sold as part of our three farms in Mexico.  Since the three Mexico farms have been sold and the mortgages have been repaid, we will no longer incur these interest expenses in the future.
Net loss attributable to discontinued operations, formerly non-controlling interest.  Our three Mexico farms were sold December 2, 2015 and operations were ceased affective December 31, 2015.  Our Mexico farm operations were owned through GCE Mexico.   Under GCE Mexico's operating agreement, the net loss allocated from these entities to GCE Mexico is then further allocated to the members of GCE Mexico according to the investment balances. Accordingly, since the common membership interest did not make a capital contribution, all of the losses allocated to GCE Mexico were allocated to the preferred membership interest.  In 2014, the net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represented the allocation of the net loss of GCE Mexico to the preferred membership interests was approximately $1,779,000.  For the year ended December 31, 2015, the loss from the discontinued operations (formerly non-controlling interest) was approximately $8,255,617, which loss was recognized as a result of the sale of the three Mexico farms and all related net assets.

Net loss The Company recorded net losses of $9,018,352 and $616,748 for the years ended December 31, 2015 and 2014, respectively.  The net losses mostly decreased from 2014, because of the loss on sale of investment of $178,000 recorded in the year ended December 31, 2014.

Liquidity and Capital Resources
As of December 31, 2015, we had approximately $252,000 in cash and a working capital deficit of $6,268,354, as compared with approximately $238,000 in cash and a working capital deficit of $6,410,283 at December 31, 2014.
To date, we have funded our corporate overhead and other public company costs and expenses primarily from (i) the sale of debt and equity securities, and (ii) fees we received for providing Jatropha related advisory services to third parties.  The amount of cash on hand and the advisory service contracts currently in effect will not be sufficient to fund our total working capital needs for the next twelve months.  Furthermore, we do not have sufficient financial resources to fund our business plan (which includes the expansion of our Camelina operations in the U.S., the purchase of additional biofuel farms and other capital outlays).  Accordingly, unless we enter into additional advisory service agreements or otherwise receive cash proceeds, we will have to obtain additional funding in the near future from the sale of our securities to fund our cash needs.  Our principal existing advisory/management agreements expire in 2016, and we have not entered into any new replacement advisory agreements.  Accordingly, our current revenue sources may run out during the year.  No assurance can be given that we will be able to enter into new advisory/management agreements or that we will be able to raise additional capital to fund our growth capital needs.  If we are not able to raise additional capital, we may have to further reduce this company's operations.  We have not identified any sources of the additional capital that we may need, and we cannot guarantee that such additional capital will be available and, if available, will be on terms favorable to the Company and its stockholders.

Our business plan contemplates that with additional funding we will (i) continue to develop our Jatropha business and operations, (ii) diversify our biofuel energy crop revenues from new revenues generated by our new Camelina operations, and(iii) increase our bio-fuel advisory and management services, as follows:

Jatropha Farm Operations.  Until December 2015, we owned and operated three farms in Mexico (two of which were planted with Jatropha) through our GCE Mexico joint venture.  All of the operating and capital expenses of those farms were funded by our joint venture partner and from operating revenues.  Our joint venture partner in GCE Mexico funded all of GCE Mexico's operating and capital requirements in 2015 and the wind down expenses for the first quarter of 2016.  Due to our partner's other business commitments, however, our joint venture partner was not able to commit to the additional investment needed to operate and expand the farms.  As a result, as disclosed in this Annual Report, GCE Mexico sold those farms in December 2015.

The sale of the three Mexico farms affected our balance sheet because it allowed us to drastically reduce high-cost debt incurred in acquiring and operating the three farms.  We did not receive any cash from the sale of the three farms (the proceeds received from the sale of the three farms was allocated to our joint venture partner who funded GCE Mexico).  However, as result of the repayment of the three mortgage loans, the forgiveness of the accrued interest on those loans, and the extinguishment of the accrued preferred return, approximately US$21.9 million of long term liabilities were extinguished from our consolidated balance sheet.  We believe that reducing this debt will beneficially affect our ability to raise future debt or equity funding.  Although we sold the three Jatropha farms, we did retain the Jatropha genetics we have spent years developing on a commercial scale.  We did not sell any of our intellectual property rights to the buyer. As a result, our Jatropha genetics are preserved as a core GCEH asset as is the enormous amount of institutional knowledge, experience and know-how that we developed over the past several years in Mexico.  As part of the sale, we also retained access rights to the Certified Nursery and R&D areas on the farm for an extended period of time.
Camelina Operations.  In March 2013, we acquired the business and assets of Sustainable Oils, LLC, a company that has been engaged in developing Camelina products since 2007.  Sustainable Oils has generated over $20 million in revenues during the three years preceding our acquisition, but also incurred losses of approximately $5.8 million during that time, primarily due to research and development, patent, regulatory and business development costs.  The Camelina operations will require a significant amount of additional cash to scale up its operations and to reach profitable operations.  Our goal is to operate the Camelina business through a new subsidiary.  Furthermore, our goal is to fund the operations and expansion of the Camelina operations with new debt or equity that we intend to raise specifically for the Camelina subsidiary.  In the first quarter of 2014, our Camelina subsidiary raised $130,000 in bridge financing from three investors by issuing its unsecured convertible promissory notes.  The promissory notes bear interest at a rate of 8% per annum, matured on December 31, 2015, and are convertible into capital stock of our Camelina subsidiary.  Management is currently in discussions with the note holders to extend the maturity dates of the promissory notes.  In order to induce the investors to purchase the convertible notes, we issued to those investors warrants to purchase a total of 1,083,332 shares of our common stock at an exercise price of $.012 per share.  In addition, we granted the three investors the right to "put" (sell) the convertible note shares of our Camelina subsidiary to us commencing at the end of 2018 for the price equal to the price that they paid for their convertible notes.  If the "put" is exercised and we are required to purchase the shares of our subsidiary, we will have the right to pay for those shares in cash or in shares of our common stock having a fair market value equal to the cash price.  The proceeds from the foregoing bridge financing was used to fund the working capital needs of the Camelina subsidiary.  While we have been in discussions with a number of sources for additional funding, we have not entered into any binding arrangements for the desired amount of new funding.  No assurance can be given that we will obtain the additional capital necessary to operate and grow our new Camelina operations.  In the event that we do not obtain the necessary amount of financing to properly operate and scale up our new Camelina operations, those operations are expected to continue to operate at a loss.

As partial consideration for the Camelina assets that we purchased in March 2013, we issued a $1,300,000 promissory note.  In December 2014, we amended the note by (i) making the note due and payable on demand, and (ii) by returning to the holder the certain Camelina assets to Targeted Growth, Inc. at the book value of $190,500, that previously constituted as collateral for the repayment of the note.

Bio-fuel Advisory and Management Services.  Throughout 2015 and the first quarter of 2016, we entered into several bio-fuel advisory and management service agreements with third parties pursuant to which we are paid fees for providing Jatropha or Camelina bio-fuels development services.  The fees that we have generated from these agreements have materially supplemented our other sources of revenues.  Because of the longer lead times before our Jatropha and Camelina bio-fuel operations generate revenues for us, we need these advisory/management fees to supplement our revenues and to defray our overhead expenses.  Accordingly, we are actively seeking additional advisory/management agreements with the our current clients as well as others.

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

Not applicable to a "smaller reporting company."
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial Statements are referred to in Item 15, listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-K.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
In connection with the reorganization of Hartley Moore Accountancy Corporation (the "Former Auditor"), its audit partners and staff have joined Hall and Company, Inc. ("Hall"). Due to the reorganization of the firm, the Former Auditor has resigned as the independent auditor of Global Clean Energy Holdings, Inc. (the "Company"), effective February 15, 2016. The Former Auditor has been the Company's auditor since September 2014.

As a result of the above, the Audit Committee of the Board of Directors (the "Audit Committee"), and the Board of Directors of the Company approved the resignation of the Former Auditor effective February 17, 2016, and the engagement of Hall as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2015 effective February 17, 2016.

The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by the Former Auditor.

The Company has not consulted with Hall for the fiscal year ended December 31, 2015, and the interim period ending February 18, 2016 regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Company's financial statements, and neither written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues. There were no matters that were either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

In connection with the audit of the fiscal years ended December 31, 2015 and 2014, and through February 18, 2016, we have no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Former Auditor's reports on the Company's consolidated financial statements as of and for the year ended December 31, 2014 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company's two most recent completed fiscal years, and interim period through February 15, 2016, there were no "reportable events" as such term is described in Item 304(a)(1)(iv) of Regulation S-K with the Former Auditor.

The Company provided the Former Auditor with a copy of this Current Report on Form 8-K, and requested that the Former Auditor furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether the Former Auditor agrees with the disclosure contained in this report, or, if not, stating the respects in which it does not agree. The Company has received the requested letter from the Former Auditor, and a copy of their letter is filed as Exhibit 16.1 to this Current Report on Form 8-K.

ITEM 9A.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures which are designed to ensure that the information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 (as amended, the "Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer ("Certifying Officers"), to allow timely decisions regarding required financial disclosures.
In connection with the preparation of this Annual Report, our Certifying Officers evaluated the effectiveness of management's disclosure controls and procedures, as of December 31, 2015, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act.  Based on that evaluation, the Certifying Officers concluded that management's disclosure controls and procedures were effective as of December 31, 2015.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on our assessment, management identified significant deficiencies related to: (i) our internal review functions, and (ii) a lack of segregation of duties within accounting functions. As a result, management concluded that, as of December 31, 2015, the Company's internal control over financial reporting were not effective based on the criteria established in Internal Control–Integrated Framework.  Due to our size, lack of funding, and the nature of our operations, segregation of all conflicting duties may not always be possible and may not be economically feasible. We are in the process of determining how best to change our current system and implement a more effective system. However there can be no assurance that implementation of any change will be completed in a timely manner, or that it will be adequate once implemented. To the extent possible, we try to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions are be performed by separate individuals. We believe that the foregoing steps help remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm as such attestation is not required for non-accelerated filers such as us pursuant to applicable SEC rules.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
9B. OTHER INFORMATION

None.
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
The following table sets forth the name, age and position held by each of our current executive officers and directors.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.
Name	Age	Position
David R. Walker (1)	73	Chairman of the Board
Richard Palmer Donna Reilly	55 47	President, Chief Executive Officer and Director Chief Financial Officer

(1)	Member of our Audit Committee

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
The Board believes that Mr. Walker's experience regarding the operation and management of large-scale agricultural farms and his experience as a financial officer are valuable resources to our Board in formulating business strategy, addressing business opportunities and resolving operational issues that arise from time to time.
Richard Palmer
Richard Palmer was appointed as our President and Chief Operating Officer in September 2007, and been a member of the Board of Directors since September 2007. Mr. Palmer became our Chief Executive Officer on December 21, 2007.  Mr. Palmer has over 25 years of hands-on experience in the energy field, holding senior level management positions with a number of large engineering, development, operations and construction companies. He is a co-founder of Mobius Risk Group, LLC, an energy risk advisory services consulting company, and was a principal and Executive Vice President of that consulting company from January, 2002 until September 2007. From 1997 to 2002, Mr. Palmer was a Senior Director at Enron Energy Services. Prior thereto, from 1995 to 1996 Mr. Palmer was a Vice President of Bentley Engineering, and a Senior Vice President of Southland Industries from 1993 to 1996. Mr. Palmer received his designation as a Certified Energy Manager in 1999, holds two Business Management Certificates from University of Southern California's Business School, and is an active member of both the American Society of Plant Biologists, and the Union of Concerned Scientists. Mr. Palmer is  Trustee & President of the Center for Sustainable Energy Farming (CFSEF), a non-profit research institute dedicated to sustainable communities, fueled by socially-responsible clean energy. In February 2013, Mr. Palmer joined the RSB Services Foundation's Board of Directors and held the Chairman role from April until December 2013. RSB Services acted as  the implementing entity of the Roundtable on Sustainable Biofuels (RSB) sustainability certification until December 2013.
Over the last 25 years, Mr. Palmer has held senior level management positions with a number of large engineering, development, operations and construction companies, and, as a result, he has garnered a wealth of experience in the energy field.  Mr. Palmer's experience is important to the development and execution of the Company's business plan.  Mr. Palmer is the only member of management who serves as a director of the Company.
Donna Reilly
Ms. Reilly joined Global Clean Energy Holdings, Inc. in January 2010 as our Accounting Manager and was later promoted to Controller in 2011 and then to Chief Executive Officer on March 19, 2014.  .  From June 2005 to January 2010, Ms. Reilly was an Accounting Manager at Automotive Information Network.  Additionally, Ms. Reilly was an auditor at Deloitte & Touch, LLP for over four years.  Ms. Reilly received her B.S. in Accounting from National University and is a certified public accountant.

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
Based solely on information provided to us by our officers and our review of copies of reporting forms received by us, we believe that during fiscal year ended December 31, 2015, our current officers and directors complied with the filing requirements under Section 16(a).
Code of Ethics
Our Board of Directors has adopted a code of ethics that applies to our principal executive officers, principal financial officer or controller, or persons performing similar functions ("Code of Ethics").  A copy of our Code of Ethics will be furnished without charge to any person upon written request.  Requests should be sent to:  Secretary, Global Clean Energy Holdings, Inc., 2790 Skypark Drive, Suite 105, Torrance, California 90505.
Board Committees
Our Board of Directors has an Audit Committee, but does not currently have a Compensation Committee or a Nominating Committee.
The Audit Committee meets periodically with management and with our independent registered public accounting firm to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements.  The audit committee also hires the independent registered public accounting firm, and receives and considers the accountant's comments as to controls, adequacy of staff and management performance and procedures.  The Audit Committee is also authorized to review related party transactions for potential conflicts of interest.  During the fiscal year ended December 31, 2015, Dave Walker was the only member of our Audit Committee.  Mr. Walker is a non-employee director and is independent as defined under the Nasdaq Stock Market's listing standards.  Mr. Walker has significant knowledge of financial matters, and our Board has designated Mr. Walker as the "audit committee financial expert" of the Audit Committee.  The Audit Committee operates under a formal charter that governs its duties and conduct.
ITEM 11.	EXECUTIVE COMPENSATION.
Summary Compensation Table.
The following table sets forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2015 and 2014 of all persons who served as our principal executive officer during the fiscal year ended December 31, 2015 and for any other executive officer who earned annual compensation during the fiscal year ended December 31, 2015 greater than $100,000.

Summary Compensation Table
Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)	Bonus Paid or Accrued ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Richard Palmer	2015	250,000			99,483		349,483
	2014	250,000					250,000
Donna Reilly	2015	135,000		10,000			145,000
	2014	124,200		10,000			134,200

Stock Option Grant
The following table sets forth information as of December 31, 2015, concerning unexercised options, unvested stock and equity incentive plan awards for our Named Executive Officers.
OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2015
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Richard Palmer	8,000,000 3,250,000 10,599,610	6,359,766		0.02 0.01 0.0041	3/16/2020 12/31/2017 12/31/2019
Donna Reilly	250,000 500,000 1,500,000 1,000,000 1,000,000			0.02 0.01 0.01 0.01 0.01	04/01/2016 01/17/2018 07/08/2018 03/18/2019 01/30/2020

Director Compensation.
Pursuant to our Board of Directors' Compensation Policy, non-employee directors are entitled to receive the following benefits, among others, in consideration for their services as directors of the Company:
•	Monthly cash payments of $2,000;
•	Annual grants of non-qualified stock options to purchase up to 500,000 shares of the Company's common stock;
•	Participation in the Company's stock option plans; and
•	Reimbursement of certain expenses incurred in connection with attendance of meetings of the Board and Board Committee.

The following table sets forth information concerning the compensation paid to each of our non-employee directors during fiscal 2015 for their services rendered as directors.  Richard Palmer, who currently serves as a director and as our President and Chief Executive Officer, is not compensated for his services as a director; his compensation as an officer is described above in the Summary Compensation Table.
DIRECTOR COMPENSATION FOR FISCAL YEAR 2015
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David R. Walker	$24,000		$4,500				$48,500
Richard Palmer	-		-				-
Total	$24,000		$4,500				$48,500

(1)	This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 8 of our financial statements in this Annual Report. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.
(2)	Pursuant to the company's director compensation, each non-employee director is entitled to an annual grant of options to acquire 500,000 shares. Each director received options to acquire 500,000 shares of the company's common stock at an exercise price of $0.009 per share, effective July 1, 2015.

Employment Agreements
Richard Palmer.  Effective December 31, 2014, we entered into an employment agreement (the "Employment Agreement") with Richard Palmer, our President and Chief Executive Officer, for a term of five (5) years.  Under the Employment Agreement, we granted Mr. Palmer an incentive option to purchase up to 16,959,377 shares of our common stock at an exercise price of $0.0041 (the closing trading price on the date the agreement was signed and approved), with 25% vesting immediately and the balance vesting in equal amounts over the next 48 months.  In the event of a proposed sale, merger or other proposed change in control of the Company, Executives new stock options will immediately vest.
In addition, Mr. Palmer's compensation package includes a base salary of $250,000, and a bonus payment contingent on Mr. Palmer's satisfaction of certain performance criteria, which will not exceed 50% of Mr. Palmer's base salary.  In the event that (i) we terminate Mr. Palmer's employment for reasons other than "cause" (as defined in the Employment Agreement to include material breaches by him of the agreement, fraud, misappropriation of funds or embezzlement), or if (ii) Mr. Palmer resigns because we breached the Employment Agreement, we will be obligated to pay Mr. Palmer an amount equal to twelve (12) months of his base salary.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2016 by (a) each person known by us to own beneficially 5% or more of each class of our outstanding voting shares (i.e. our common stock and our Series B Preferred Stock), (b) each of our named executive officers listed in the Summary Compensation Table and each of our directors and (c) all executive officers and directors of this company as a group.  As of March 30, 2016, there were 341,405,545, shares of our common stock issued and outstanding.  As of the same date, there were 13,000 shares of our Series B Preferred Stock issued and outstanding, which shares of preferred stock were convertible into an aggregate of 11,818,181 shares of common stock.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percent of Class of Common Stock
Preferred Stock:
Corporativo LODEMO S.A DE CV Calle 18, #201-B x 23 y 25, Colonias Garcia Gineres, C.P. 97070 Merida, Yucatan, Mexico	9,090,908(3)	2.10%

Greenrock Capital Holdings LLC 10531 Timberwood Circle, Suite D Louisville, Kentucky 40223	2,727,273(4)	.63%

Common Stock:
Targeted Growth, Inc. 2815 Eastlake Ave E, Suite 300 Seattle WA 98102	40,000,000	9.25%

Roll Energy Investments LLC 11444 West Olympic Boulevard, 10th Floor Los Angeles, California 90064	33,044,500(5)	7.64%

Michael Zilkha 1001 McKinney, Suite 1900 Houston TX 77002	42,755,690(6)	9.89%

Directors/Named Executive Officers:
Richard Palmer	88,239,617(7)	20.41%
David R. Walker	6,153,539 (8)	1.4%
Donna Reilly	4,250,000 (9)	1.0%
All Named Executive Officers and Directors as a group (3 persons)	98,643,156	22.81%

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
(5) Includes (i) 945,000 shares that may be acquired upon exercise of currently exercisable warrants, and (ii) 9,450,000 shares issuable upon conversion of an outstanding convertible promissory note. The common shares, warrants and convertible note disclosed herein are directly owned by Roll Energy Investments LLC ("Roll LLC"). However, Stewart Resnick is the sole manager of Roll LLC and, as a result of his control over Roll LLC, he is deemed to beneficially own the securities held by Roll LLC.

(6) Includes (i) 945,000 shares that may be acquired upon exercise of currently exercisable warrants, and (ii) 9,450,000 shares issuable upon conversion of an outstanding convertible promissory note.
(7) Consists of 60,030,240 outstanding shares and 28,209,377 shares that may be acquired upon the exercise of currently exercisable options.
(8) Includes 5,750,000 shares that may be acquired upon the exercise of options.
(9) Consists of  4,250,000 shares that may be acquired upon the exercise of options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions
Our principal asset, the three Jatropha farms that we owned until December 2015, were owned in a joint venture in which Mr. Zilkha, a major stockholder of this company, was a beneficial investor.  As noted elsewhere in this report, we owned 50% of the issued and outstanding common membership units of GCE Mexico, with the remaining 50% was held by four other investors (the "Common Members").  Additionally, Mr. Zilkha (the "Preferred Member") owned all of the preferred membership units of GCE Mexico.  Mr. Zilkha was affiliated with four of the Common Members and the Preferred Members.  The Preferred Member is entitled to a preferential 12% per annum cumulative compounded return on their investment in GCE Mexico.  As described elsewhere in this Annual Report, in December 2015 GCE Mexico sold all three farms.  The proceeds from that sale were distributed to Mr. Zilkha, and Mr. Zilkha forgave his right to receive the preferential return and other payments.  This Company did not receive any of the proceeds from the sale of the three farms.
Director Independence
Our common stock is traded on the OTC Bulletin Board and OTCQB Market.  Neither the OTC Bulletin Board electronic trading platform nor the OTCQB Market maintains any standards regarding the "independence" of the directors on our company's Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.
In the absence of such requirements, we have elected to use the definition for "director independence" under the Nasdaq Stock Market's listing standards, which defines an "independent director" as "a person other than an officer or employee of us or its subsidiaries or any other individual having a relationship, which in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."  The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board of Directors.
Our Board of Directors has determined that Mr. Walker is an independent director as defined in the Nasdaq rules relating to director independence.  Mr. Walker is a non-employee director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
On October 7, 2013, we engaged Anton & Chia, LLP ("Anton & Chia") to serve as our new independent auditors for the quarter ended September 30, 2013 and for the year ending December 31, 2013.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2013, we had a disagreement with Anton & Chia regarding our fee arrangement and, as discussed below, with certain accounting principles or practices.  Anton & Chia met with the audit committee of our Board of Directors, but did not report on any disagreements regarding any accounting matters. After Anton & Chia's meeting with the audit committee, a dispute arose with Anton & Chia regarding our fee arrangement. Thereafter, Anton & Chia notified the Company that there were disagreements regarding our financial statements.  On April 15, 2014, Anton & Chia informed us that it has resigned in an e-mail that read, in its entirety, as follows: "Take this email as our resignation."

Because Anton & Chia was engaged in October 2013, Anton & Chia had not previously issued an accountant's report on any of our financial statements.  Accordingly, during the past two years we did not receive any report from Anton & Chia that contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. The accountant's report issued by Hansen, Barnett & Maxwell, P.C. ("HBM"), our prior independent registered public accounting firm, on our financial statements for the prior two years ended December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles, except that there was an explanatory paragraph relating to the Company's ability to continue as a "going concern."  In addition, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2013, we did disagree with Anton & Chia regarding the application of certain accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  These disagreements, including those resolved to the satisfaction of Anton & Chia, are as follows:

1.   Anton & Chia initially disagreed with our intangible asset valuation as of the year ended December 31, 2013.  After reviewing  our explanations related to the valuation of the intangible assets (which valuations were in accordance with ASC 350-30),  Anton & Chia agreed with management's original intangible asset valuation, and the disagreement was eliminated.

2.  Anton & Chia disagreed with our valuation of our long-lived assets, Plantation Development Cost and Deferred Growing Costs, as of the year ended December 31, 2013. Management provided detailed explanations related to the valuation of this Company's long lived assets in accordance with ASC 360-10-25.  Anton & Chia agreed with management's long lived asset valuation, with the exception of approximately $1.1 million in Plantation Development Cost.  We provided Anton & Chia with supplemental information regarding these Plantation Development Costs.  However, Anton & Chia resigned without addressing this issue.

Anton & Chia did not discuss any disagreements with the audit committee of our board of directors, or with the board of directors.  In addition, due to the accountant's abrupt resignation, we do not know if the foregoing disagreements were resolved to the accountant's satisfaction prior to its resignation.

As disclosed in Item 3, Legal Proceedings, above, on February 19, 2016, Anton & Chia filed a complaint against us in the California Superior Court of Los Angeles County, claiming that this company breached its contract with Anton & Chia by failing to pay $32,369 of fees incurred by that accounting firm.

On n September 16, 2014, the audit committee appointed Hartley Moore Accountancy Corporation ("Hartley Moore") as our independent registered public accounting firm for the year ended December 31, 2015.  Hartley Moore audited our financial statements for the year ended December 31, 2015.

The following is a summary of the fees billed, or expected to be billed, to the Company by Hartley Moore and Hansen, Barnett & Maxwell for professional services rendered for the years ended December 31, 2015 and 2014 (although we made partial payments to Anton & Chia, because Anton & Chia never issued an audit report, the payments to Anton & Chia are not included herein). These fees are for work performed related to the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

2015	Audit Fees	Audit Related Fees	Tax Fees	Total Fees

Hartley Moore/Hall & Company	$55,650	$-		$55,650

2014

Hansen, Barnett & Maxwell	$7,900	$-	$-	$7,900
Hartley Moore	$55,650	$-		$55,650

Audit Fees:

Consists of fees billed for professional services rendered for the audit of the Company's annual financial statements and the review of the interim financial statements included in the Company's Quarterly Reports (together, the "Financial Statements" ) and for services normally provided in connection with statutory and regulatory filings or engagements.

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

Audit Committee Pre-Approval Policies and Procedures
Consistent with SEC policies, the Audit Committee charter provides that the Audit Committee shall pre-approve all audit engagement fees and terms and pre-approve any other significant compensation to be paid to the independent registered public accounting firm.  No other significant compensation services were performed for us by Hall & Company, Hartley Moore Accountancy Corporation or Hansen, Barnett & Maxwell. P.C. during 2014 and 2015.
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
3.1
Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference).
4.1
Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.1 to Registration Statement No. 333-121635 filed on Form SB-2 on December 23, 2004, and incorporated herein by reference).

Number	Exhibit
4.4
Amendment to Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.2 to Registration Statement No. 333-121635 filed on Form SB-2 on December 23, 2004, and incorporated herein by reference).

4.5
Certificate Of Designation of Preferences and Rights Series B Convertible Preferred Stock of Medical Discoveries, Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 13, 2007, and incorporated herein by reference)

10.1
2002 Stock Incentive Plan adopted by the Board of Directors as of July 11, 2002 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, and incorporated herein by reference).

10.2
Employment Agreement dated September 7, 2007 between Medical Discoveries, Inc. and Richard Palmer (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 17, 2007, and incorporated herein by reference)

10.3
Stock Purchase Agreement, dated October 30, 2008, between the Global Clean Energy Holdings, Inc. and the four stockholders of Technology Alternatives Limited, a Belizean Company formed under the Laws of Belize (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed November 14, 2008, and incorporated herein by reference)

10.4
Limited Liability Company Agreement of GCE Mexico I, LLC, a Delaware Limited Liability Company, dated April 23, 2008 (filed on December 31, 2009, as Exhibit 10.17 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and incorporated herein by reference)

10.5
Sale and Asset Purchase Agreement, dated November 16, 2009, between Global Clean Energy Holdings, Inc., MDI Oncology, Inc., and Curadis Gmbh (filed as an Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 20, 2009, and incorporated herein by reference)

10.6
Amendment to Employment Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on March 31, 2010, and incorporated herein by reference)

10.7
Stock Option Agreement, dated March 16, 2010, between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on March 31, 2010, and incorporated herein by reference)

10.8
Stock Purchase Agreement, dated as of March 2009, among Global Clean Energy Holdings, Inc., and Technology Alternatives Limited and its stockholders listed therein (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 20, 2009, and incorporated herein by reference)

10.9	Office Lease, dated as of February 2, 2014, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC*
10.10	Asset Purchase Agreement, dated March 12, 2013, between Targeted Growth, Inc. and Global Clean Energy Holdings, Inc.*
10.11	Secured Promissory Note, dated March 13, 2013, issued by Global Clean Energy Holdings, Inc. to Targeted Growth, Inc.*
10.12	Security Agreement, dated March 13, 2013 between Targeted Growth, Inc. and Global Clean Energy Holdings Inc.*

Number	Exhibit
10.13	LLC Interest Purchase Agreement, dated March 12, 2013, between Global Clean Energy Holdings, Inc., Targeted Growth, Inc. and Green Earth Fuels, LLC
10.14	Employment Agreement, Richard Palmer, with Global Clean Energy Holdings, Inc., as of December 31, 2014
10-15 10-15a 10-15b
Mexican Farm Land Sale agreement, GCE Mexico I, LLC's subsidiary Asideros Globales Corporativo
Mexican Farm Land Sale agreement, GCE Mexico I, LLC's subsidiary Asideros 2
Mexican Farm Land Sale agreement, GCE Mexico I, LLC's subsidiary Asideros 3

14.1	Medical Discoveries, Inc. Code of Conduct (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed on April 15, 2009, and incorporated herein by reference)
23.1	Consent of Hall & Company *
23.2	Consent of Hartley Moore Accountancy Corporation*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
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
GLOBAL CLEAN ENERGY HOLDINGS, INC.
March 30, 2016	By: /s/ RICHARD PALMER Richard Palmer President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.
Signature	Title	Date

/s/ RICHARD PALMER	Chief Executive Officer	March 30, 2016
Richard Palmer	(Principal Executive Officer) and Director
/s/ DONNA REILLY	Interim Chief Financial Officer	March 30, 2016
Donna Reilly	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID WALKER	Chairman, the Board of Directors	March 30, 2016
David Walker

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
 Global Clean Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Global Clean Energy Holdings, Inc. (the "Company") as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Clean Energy Holdings, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred net losses and used cash in operating activities for the year ended December 31, 2015 and has an accumulated deficit of approximately $34,000,000 and negative working capital at December 31, 2015.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hall & Company Certified Public Accountants and Consultants, Inc.

Irvine, California
March 30, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
 Global Clean Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Global Clean Energy Holdings, Inc. (the "Company") as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Clean Energy Holdings, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred net losses and used cash in operating activities for the year ended December 31, 2014 and has an accumulated deficit of approximately $29,000,000 and negative working capital at December 31, 2014.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation

Irvine, California
March 30, 2015

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$34,704	$191,544
Accounts receivable	10,160	211,195
Inventory	26,544	27,783
Other current assets	36,846	7,727
Current assets of discontinued operations	218,015	86,979
Total Current Assets	326,269	525,228

PROPERTY AND EQUIPMENT, NET	7,868	456,319

INTANGIBLE ASSETS, NET	3,482,498	3,727,724

Noncurrent assets of discontinued operations	-	13,377,936
Other noncurrent assets	2,626	5,744

TOTAL ASSETS	$3,819,261	$18,092,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,041,612	$3,388,533
Accrued payroll and payroll taxes	1,380,155	1,231,519
Notes payable - current portion	1,369,856	1,337,089
Convertible notes payable	697,000	697,000
Derivative Liability	106,000	-
Current liabilities from discontinued operations	-	281,369
Total Current Liabilities	6,594,623	6,935,510

LONG-TERM LIABILITIES
Accrued interest payable	455,029	253,742
Noncurrent liabilities from discontinued operations	-	19,124,134
Total Long Term Liabilities	455,029	19,377,876

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued and outstanding(aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
341,405,545 and 339,187,545 issued and outstanding, respectively	341,405	339,187
Additional paid-in capital	30,533,184	25,657,177
Accumulated deficit	(34,210,969)	(28,946,103)
Accumulated other comprehensive loss	105,976	(66,586)
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(3,230,391)	(3,016,312)
Noncontrolling interests	-	(5,204,123)
Total Stockholders' Deficit	(3,230,391)	(8,220,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,819,261	$18,092,951

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

Revenue	$537,807	$1,297,581
Subsidy Income	-	-
Total Revenue	537,807	1,247,581

Operating Expenses
General and administrative	1,701,431	1,598,587
Gain (Loss) on disposal of Fixed Assets	47	(23,957)
Loss on Write down of long lived assets	438,320	110,665
Plantation operating costs	6,065	7,544

Total Operating Expenses	2,145,863	1,692,839

Operating Loss	(1,608,056)	(445,258)

Other Income (Expenses)
Other income	10	-
Interest expense	(334,618)	(209,063)
Gain on settlement of liabilities	376,157	37,382
Change in fair value of devivative	(6,500)	-
Foreign currency transaction gain (loss)	(405)	191

Other Expenses, Net	34,644	(171,490)

Loss from Continuing Operations	(1,573,412)	(616,748)

Less Net Loss from Discontinued Operations	(7,444,940)	(1,778,536)

Net Loss	$(9,018,352)	$(2,395,284)

Basic and diluted Loss per Common Share:
Loss from Continuing Operations	$(0.005)	$(0.002)
Loss from Discontinued Operations	$(0.021)	$(0.005)
Net Loss per Common Share	$(0.026)	$(0.007)

Basic and diluted Weighted-Average Common Shares Outstanding	341,405,545	339,187,545

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
	December 31,
	2015	2014

Net Loss	$(9,018,352)	$(2,395,284)

Other comprehensive income (loss)- foreign currency
translation adjustment	(1,150,651)	(1,550,538)

Comprehensive Income (Loss)	(10,169,003)	(3,945,822)

Add net loss attributable to the noncontrolling interest	7,444,940	1,778,536

Add other comprehensive income (loss) attributable to noncontrolling interest	(2,368,241)	1,546,972

Comprehensive Income (Loss) Attributable to
Global Clean Energy Holdings, Inc.	$(5,092,304)	$(620,314)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
For the Years Ended December 31, 2014 and 2015

							Accumulated
					Additional		Other	Non-
	Series B		Common stock		Paid in	Accumulated	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interests	Total

Balance at December 31, 2013	13,000	$13	339,187,545	$339,187	$25,600,050	$(28,338,875)	$(63,020)	$(241,180)	(2,703,825)
Adjustment to Opening Reserves						$9,520			9,520
Contributions from noncontrolling interests	-	-	-	-	-	-	-	1,030,435	1,030,435
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	57,127	-	-	-	57,127
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(2,658,350)	(2,658,350)
Foreign currency translation loss	-	-	-	-	-	-	(3,566)	(1,556,492)	(1,560,058)
Net loss for the year ended December 31, 2014	-	-	-	-	-	(616,748)	-	(1,778,536)	(2,395,284)

Balance for the year ended December 31, 2014	13,000	$13	339,187,545	$339,187	$25,657,177	$(28,946,103)	$(66,586)	$(5,204,123)	$(8,220,435)

Balance at December 31, 2014	13,000	$13	339,187,545	339,187	25,657,177	(28,946,103)	(66,586)	(5,204,123)	(8,220,435)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	429,743	429,743
Distribution to noncontrolling interests								(250,000)	(250,000)
Issuance of common stock for services	-	-	2,218,000	2,218	8,872	-	-	-	11,090
Share-based compensation from					133,172				133,172
Accrual of preferential return for the noncontrolling interests	-	-	-	-	-	-	-	(2,039,224)	(2,039,224)
Write off of accrued interest and preferred return forgiven by partner					4,733,963	-		12,140,304	16,874,267
Foreign currency translation loss	-	-	-	-	-	(3,691,454)	172,562	2,368,240	(1,150,652)
Net loss for the year ended December 31, 2015	-	-	-	-	-	(1,573,412)	-	(7,444,940)	(9,018,352)

Balance for the year ended December 31, 2015	13,000	$13	341,405,545	$341,405	$30,533,184	$(34,210,969)	$105,976	$0	$(3,230,391)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended
	December 31,
	2015	2014
Operating Activities
Net Loss	$(9,018,352)	$(2,395,284)
Net loss from discontinued operations	(7,444,940)	(1,778,536)
Net loss from continued operations	(1,573,412)	(616,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	28	-
Gain on settlement of liabilities	(376,157)	(58,978)
Share-based compensation	133,172	57,127
Write down of long lived assets	438,320	-
Loss on disposal of fixed assets	-	23,957
Depreciation and amortization	312,085	454,350
Changes in operating assets and liabilities:
Accounts receivable	1,012,977	(174,720)
Inventory	1,239	5,273
Other current assets	(15,665)	1,157
Accounts payable and accrued expenses	341,741	(28,651)
Other noncurrent assets	5,760	512,201
Net Cash Used in Operating Activities	280,088	174,968
Investing Activities
Proceeds from sale of property and equipment	-	-
Net Cash Provided by (Used in) Investing Activities	-	-
Financing Activities
Proceeds from notes payable	-	130,000
Payments on capital leases and notes payable	-	(38,911)
Net Cash Provided by Financing Activities	-	91,089
Cash Flows of discontinued operations:
Operating cash flows	(1,910,841)	(350,485)
Investing cash flows	6,416,913	(436,122)
Financing cash flows (including cash at year end)	(4,907,060)	672,435
Net Cash flows from discontinued operations	(400,988)	(114,172)
Effect of exchange rate changes on cash	(35,940)	(1,972)
Net change in Cash and Cash Equivalents	(156,840)	149,913
Cash and Cash Equivalents at Beginning of Period	191,544	41,631
Cash and Cash Equivalents at End of Period	34,704	191,544
Cash and Cash Equivalents for discontinued operations	217,271	$46,941
Cash and Cash Equivalents at End of Period	$251,975	$238,485

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$18,550	$-
Cash paid for income tax	$5,345	$1,029
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$2,658,350	$1,977,862
Accrued return on noncontrolling interest forgiven by partner	$12,140,304
Write Down of debt and release of Fixed Assets		$190,500
Estimated fair value of derivative liability	$106,000	-
Accrued Interest forgiven by Joint Venture lender	$4,733,963
Issuance of stock for compensation	$11,090	-
The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – History and Basis of Presentation

History

Global Clean Energy Holdings, Inc.(the "Company") is a U.S.-based, multi-national, energy agri-business focused on the development of non-food based bio-feedstocks.

The Company was originally incorporated under the laws of the State of Utah on November 20, 1991. On July 19, 2010, the reincorporation of the company from a Utah corporation to a Delaware corporation was completed, as approved by shareholders.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., its subsidiaries.  In the year ended December 31, 2014, the consolidated financial statements included the variable interest entities (VIE) of GCE Mexico I, LLC a Delaware limited liability company ("GCE Mexico"), and its Mexican subsidiaries (Asideros, Asideros 2 and Asideros 3). Since the Company sold the three farms held in Mexico on December 2, 2015, the operations of these subsidiaries were ceased as of the year ended December 31, 2015, and consolidation is no longer necessary for this previously classified VIE, GCE Mexico and subsidiaries (See Note2). All significant intercompany transactions have been eliminated in consolidation.

Accounting for Agricultural Operations

All costs incurred until the actual planting of the Jatropha Curcas plant was capitalized as plantation development costs, and was included in "Property and Equipment" on the balance sheet. Plantation development costs were being accumulated in the balance sheet during the development period and was accounted for in accordance with accounting standards for Agricultural Producers and Agricultural Cooperatives. Other general costs without expected future benefits are expensed when incurred.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Inventory

The Company uses the FIFO valuation method for its inventories.   The Company's inventory consists of certified Camelina seeds to be used or sold for the production of Camelina feedstock.  The Company records no inventories above their acquisition costs.   There was no losses during the years ended December 31, 2015 and December 31, 2014.

Concentration of Credit Risk

At December 31, 2015 and 2014, the Company had no cash and cash equivalents in excess of federally-insured limits.  The Company has maintained its cash balances at what management considers to be high credit-quality financial institutions.

Accounts Receivable

The Company extends credit to its customers based on credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.  At December 31, 2015, the Company determined that no allowance for doubtful accounts was necessary and recorded approximately $142,000 in allowances at December 31, 2014.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For the years ended December 31, 2015 and 2014, one customer accounted for approximately 93% and 99% of total revenues, and 83% and 98% of accounts receivable, respectively.

Property and Equipment

Substantially all property and equipment was related to plantation costs and related equipment to cultivate the Jatropha Curcas plant. Property and equipment was stated at cost. Depreciation of office equipment is computed using the straight-line method over estimated useful lives of 3 to 5 years. Plantation equipment was depreciated using the straight-line method over estimated useful lives of 5 to 15 years. Depreciation of plantation equipment was capitalized as part of plantation development costs through the date that the plantation becomes commercially productive. Plantation development costs was accumulated in the balance sheet during the development period and was being accounted for in accordance with generally accepted accounting principles, in the united states, for agricultural producers and agricultural cooperatives. The initial plantations were depreciated over the estimated useful lives of 10 to 35 years, depending on the nature of the development. Developments and other improvements with indefinite lives were capitalized and not depreciated. Other developments that had a limited life and intermediate-life plants that have growth and production cycles of more than one year are depreciated over their respective lives once they were placed in service. During 2015, the Company had land, plantation development costs, and plantation equipment located in Mexico and the Dominican Republic.

Except for costs incurred during the development period of the plantation, normal maintenance and repair items were charged to costs and expensed as incurred. During the development period, maintenance, repairs, and depreciation of plantation equipment have been capitalized as part of the plantation development costs. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in results of operations.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. At December 31, 2015, the Company reviewed its long-lived assets and determined there was no related impairment.

During the quarter ended September 30, 2015, the Company entered into negotiations with a third party related to the potential sale of its farming operations in Mexico.  Based on these negotiations, the Company determined that the recoverability of certain of its capitalized costs were impaired.  Accordingly, the Company recorded an impairment charge of approximately $6,700,000 based on the original expected proceeds from the transaction.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the "more-likely-than-not" threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of general and administrative expense.

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

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share at December 31, 2015, as follows:

	December 31,
	2015	2014

Convertible notes and accrued interest	25,000,000	23,800,000
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	3,083,332	3,083,332
Compensation-based stock options and warrants	93,208,997	72,645,311
	133,110,510	111,346,824

Revenue Recognition

Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; collectability is reasonably assured; and title and the risks and rewards of ownership have transferred to the buyer. Value added taxes collected on revenue transactions are excluded from revenue and are included in accounts payable until remittance to the taxation authority.

Jatropha and Camelina biofuel revenue - The Company's long-term primary source of revenue currently is expected to be be the sale of seeds from elite lines of Jatropha and/or Camelina used for propagation and the sale of Jatropha oil and biomass in the form of charcoal and/or animal feed.  Revenue will be recognized net of sales or value added taxes and upon transfer of significant risks and rewards of ownership to the buyer. Revenue is not recognized when there are significant uncertainties regarding recovery of the consideration due, associated costs or the possible return of goods.  For the year ended December 31, 2015, the Company had no significant Jatropha or Camelina biofuel revenue.

Advisory services revenue -  The Company provides development and management services to other companies regarding their bio-fuels and/or feedstock-Jatropha development operations, on a fee for services basis.  The advisory services revenue is recognized upon completion of the work in accordance with each advisory contract.

Agricultural subsidies revenue - the Company received agricultural subsidies from the Mexican government which supplemented the farm development and planting of trees.  Due to the uncertainty of these payments, the revenue was recognized when the payments are received.  We recognized those funds as revenue was due to these payments being disbursed to supplement the Company's income and not as direct payments for any specified farming expense.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable and payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the various notes payable and the mortgage note payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  See note 9 for additional information regarding assets measured at fair value on a nonrecurring basis.

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

Foreign Currency

During 2015, the Company had operations located in the United States, Mexico and Dominican Republic. For these foreign operations, the functional currency is the local country's currency. Consequently, revenues and expenses of operations outside the United States of America are translated into U.S. dollars using weighted average exchange rates, while assets and liabilities of operations outside the United States of America are translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in equity (deficit) as a component of accumulated other comprehensive loss in the accompanying consolidated financial statements. Foreign currency transaction adjustments are included in other income (expense) in the Company's results of operations.

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

Derivative Liabilities

The Company evaluates debt instruments, stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity's Own Equity . The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

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

New Account Guidelines

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern". The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2015 and early application is permitted. The Company is currently assessing this guidance for future implementation.

Note 2 – Discontinued Operations of GCE Mexico and subsidiaries

In July 2015, we were presented with a non-binding offer from a Mexican agricultural operator in the region to purchase our three Jatropha Farms.

In November 2015, we accepted the offer and closed the transaction on December 2, 2015.  This transaction is good for the company and our shareholders because it allowed us to reduce high-cost debt incurred during the initial research and development phase of our business.  We have not sold any of our Intellectual Property (IP) rights to the buyer. As a result, our Jatropha genetics are preserved as a core Company  asset as is the amount of institutional knowledge, experience and know-how that we developed over the past several years in Mexico.  As part of the sale, we will retain access rights to the Certified Nursery and R&D areas on the farm for an extended period of time.  As such, we retained our farm workers until December 18, 2015 to ensure the proper growth and well being of the Certified Nursery and R&D areas.  The total serverance cost in December was approximately $27,000.  The final lay off of the management staff was not complete until January 15, 2016.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The divesting of these three farms, improved the company's balance sheet by approximately $5,100,000 by reducing the company's debt by approximately $19,400,000.

The Company has recorded terminating it's operations of GCE Mexico and subsidiaries ("GCE Mexico") as of December 31, 2015, in accordance with Accounting Standards Codification (ASC) No. 205-20, Discontinued Operations.  As such, the historical results of GCE Mexico have been adjusted to include discontinued-related costs and exclude corporate allocations with Global Clean Energy Holdings, Inc (GCEH) and have been classified as discontinued operations in all periods presented.  As operations were discontinued as of the fiscal year end, no stub period is presented.

The following financial information presents the discontinued operations for the years ended December 31, 2015 and 2014, respectively.

	2015	2014

Major classes of line items constitution pretax profit (loss) of discontinue operations
Revenue	$34,755	$51,494
General and administrative	(338,278)	(751,543)
Gain (Loss) on disposal of Fixed Assets	(75,623)	-
Loss on Write down of long lived assets	(6,375,321)	-
Plantation operating costs	-	(125,095)
Interest expense	(821,098)	(978,400)
Gain on settlement of liabilities	200,263	24,653
Other income and expense	2,706	354
Pretax loss of discontinued operations	(7,372,597)	(1,778,536)
Pretax loss on the disposal of the discontinue operation	(72,343)	-
Total pretax loss on discontinue operations	(7,444,940)	(1,778,536)
Income tax benefit	-	-
Total loss on discontinued operations	$(7,444,940)	$(1,778,536)

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations:

Reconciliation of the Carrying Amounts of Major Classes of Assets and LIabilities of the Discontinued Operations that are
Disclosed in the Notes to Financial Statement to Total Assets and Liabilities of the Disposal Group classified as Property and Equipment that are presented in the Statement of Financial Position

Carrying amounts of major classes of assets included as part of discontinued operations	2015	2014
Cash and cash equivalents	$217,271	$46,941
Accounts receivable	-	2,767
Inventory	-	7,418
Other current assets	397	29,853
Property and Equipment, Net	-	13,377,936
Other noncurrent assets	-	3,118
Total Assets of the disposal group in the statement of financial position	$217,668	$13,468,033

Carrying amounts of major classes of liabilities included as part of discontinue operations
Accounts payable and accrued expenses	$-	$269,717
Accrued payroll and payroll taxes	-	11,652
Accrued interest payable	-	3,912,865
Accrued return on noncontrolling interest	-	10,101,080
Mortgage notes payable	-	5,110,189
Total Liabilities of the disposal group in the statement of fiancial position	$-	$19,124,134

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 3 – Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $1,573,412 for the year ended December 31, 2015 and losses from continuing operations of $2,395,284 for the year ended December 31, 2014, and has an accumulated deficit of $34,210,969 at December 31, 2015.  The Company also used cash in operating activities of continuing operations of 280,088 and $174,968 during the years ended December 31, 2015 and 2014, respectively.  At December 31, 2015, the Company has negative working capital of $6,268,354.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company commenced its business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  On December 2, 2016, the three Jatropha Mexican farms were sold and operations were ceased as of December 31, 2015.  As of the year ended December 31, 2015, in order to fund its operations, the Company received $22,619,569 in capital contributions from the preferred membership interest in GCE Mexico I, LLC ("GCE Mexico"), and issued mortgages in the total amount of $5,110,189 for the acquisition of land.  The Company intends to continue to provide the renewable fuels and renewable chemicals markets with novel non-food based feedstocks that are economically, environmentally and socially sustainable by continually improving our plant varieties through modern genetic techniques and traditional and marker-assisted breeding.  Through this effort, the Company plans to expand both its Carribean and North American operations in both Jatropha and Camelina feedstocks. The ability of the Company to continue as a going concern is dependent on that plan's success. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Jatropha Business Venture

The Company entered into the bio-fuels business in 2007 by acquiring certain trade secrets, know-how, business plans, term sheets, business relationships, and other information relating to the cultivation and production of seed oil from the Jatropha plant for the production of bio-diesel, and by entering into certain employment agreements and property management agreements.  Subsequent to entering into these transactions, the Company acquired certain real property in Mexico it believed to be suitable for cultivating the Jatropha plant.  During 2008, GCE Mexico's subsidiary acquired the land in Mexico for the cultivation of the Jatropha plant.  In March 2010, the Company formed Asideros 2, a Mexican corporation, which has acquired additional land in Mexico adjacent to the land acquired by Asideros 1. In October 2011, the Company formed Asideros 3, a Mexican Corporation, which has acquired land in Mexico close to the land acquired by Asideros 1 and Asideros 2.  However, in December 2015, the Company sold all three farming operations in Mexico.  All of these transactions are described in further detail in the remainder of the notes.

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

In addition, two investors agreed to invest in GCE Mexico through the purchase of preferred membership units and through the funding of the purchase of land in Mexico.  An aggregate of 1,000 preferred membership units were issued to these two investors who each agreed to make capital contributions to GCE Mexico in installments and as required, fund the development and operations of the Jatropha Farm.  In November 2013, one of the two investors transferred 100% of the interest to the other investor.  The preferred members have made capital contributions of $429,743 and $1,030,435 during the years ended December 31, 2015 and 2014, respectively, and total contributions of $22,619,569 have been received by GCE Mexico from these investors since the execution of the LLC Agreement.  The preferential return decreased by 12,140,304, and increased by $2,658,350 during the years ended December 31, 2015 and 2014, respectively.  The decrease in the preferred return was related to the amount being forgiven by the investor in entirety on December 15, 2015.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The net income or loss of the three Mexican subsidiaries that own the Mexico farms was allocated to the shareholders based on their respective equity ownership; 99% of the equity of each subsidiary is owned by GCE Mexico and 1% is owned by the Company.  GCE Mexico has no operations separate from its investments in the Mexican subsidiaries.  According to the LLC Agreement of GCE Mexico, the net loss of GCE Mexico is allocated to its members according to their respective investment balances.  Accordingly, since the common membership interest did not make a capital contribution, all of the losses have been allocated to the preferred membership interest.

Note 5 – Property and Equipment

Property and equipment are as follows:

	December 31,
	2015	2014

Land	$-	$-
Plantation development costs	-	$-
Plantation equipment	10,574	$404,026
Office equipment	64,729	$62,830

Total cost	75,303	466,856
Less accumulated depreciation	(67,435)	(10,537)

Property and equipment, net	$7,868	$456,319

Depreciation expense for property and equipment was $66,859 and $5,488 for the years ended December 31, 2015 and 2014, respectively.

Commencing in June 2008, Asideros I purchased certain equipment for purposes of rapidly clearing the land, preparing the land for planting, and actually planting the Jatropha trees.  The Company has capitalized farming equipment and costs related to the development of land for farm use in accordance with generally accepted accounting principles for accounting by agricultural producers and agricultural cooperatives.  Plantation equipment was depreciated using the straight-line method over estimated useful lives of 5 to 15 years.  Depreciation expense has been capitalized as part of plantation development costs through the date that the plantation becomes commercially productive.  The initial plantation were deemed to be commercially productive on October 1, 2009, at which date the Company commenced the depreciation of plantation development costs over estimated useful lives of 10 to 35 years, depending on the nature of the development.  Developments and other improvements with indefinite lives are capitalized and not depreciated.  Other developments that have a limited life and intermediate-life plants that have growth and production cycles of more than one year are being depreciated over their useful lives once they are placed in service.  The land, plantation development costs, and plantation equipment were located in Mexico prior to the sale of the farms on December 2, 2015 and such costs have been included in discontinued operations as of December 31, 2015.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Amortization is calculated using the straight-line method to allocate the cost of the intangible assets  over their estimated useful lives of 17 years.  Any future costs associated with the maintenance of these patents with indefinite lives will be capitalized and not amortized.  The intangible assets as of the year ended December 31, 2015 is shown in the following table:
	December 31,	December 31,
	2015	2014

Intangible Assets	4,168,841	$4,168,841

Less accumulated amortization	(686,343)	(441,117)

Intangible Assets, net	$3,482,498	$3,727,724
Amortization expense for intangible assets was approximately $245,000 for both the year ended December 31, 2015 and 2014.  The estimated amortization expense for the next five years approximates $245,000 annually.
Note 7 – Debt

Notes Payable

On November 1, 2012, the Company entered into a note payable to Mobius in the aggregate amount of $75,000. The note bore interest at 5% and was unsecured. Principal and interest on this Note was payable monthly in the amount of $5,000, commencing on May 1, 2013 with the final payment due on September 1, 2014.  This note was paid in full in October 2014.

Notes Payable to Shareholders

Included in notes payable on the accompanying consolidated balance sheet, the Company had notes payable to a certain shareholder in the aggregate amount of $26,000 at December 31, 2015 and December 31, 2014.  The note originated in 1999, bears interest at 12%, were unsecured, and is currently in default.  Accrued interest on the note totaled $58,865 and $55,754, at December 31, 2015 and December 31, 2014, respectively.

Convertible Notes Payable

In March 2010, the Company entered into a securities purchase agreement with the preferred members of GCE Mexico pursuant to which the Company issued senior unsecured convertible promissory notes in the original aggregate principal amount of $567,000 and warrants to acquire an aggregate of 1,890,000 shares of the Company's common stock.  The Convertible Notes matured on the earlier of (i) March 16, 2012, or (ii) upon written demand of payment by the note holders following the Company's default thereunder. The maturity date of the Convertible Notes had been extended until September 15, 2016 Management is in discussion with the Note holders to extend these Notes.  Interest accrues on the convertible notes at a rate of 5.97% per annum, and is payable quarterly in cash, in arrears, on each year anniversary of the issuance of the convertible notes.  The Company may at its option, in lieu of paying interest in cash, pay interest by delivering a number of unregistered shares of its common stock equal to the quotient obtained by dividing the amount of such interest by the arithmetic average of the volume weighted average price for each of the five consecutive trading days immediately preceding the interest payment date.  At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Company's common stock at a conversion price equal to $0.03.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Company's capital stock.  The convertible notes rank senior to all other indebtedness of the Company, and thereafter will remain senior or pari passu with all accounts payable and other similar liabilities incurred by the Company in the ordinary course of business.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In January 2014, the Company entered into a securities purchase agreement with certain third party investors pursuant to which the Company issued senior unsecured contingently convertible promissory notes (the "Convertible Notes 2") an aggregate principal amount of $130,000 and warrants to acquire an aggregate of 1,083,332 shares of the Company's common stock.   The Convertible Notes matured on the December 31, 2015 and are currently in default. Management is currently in discussions with the note holders to extend the maturity date.  Interest accrues on the Convertible Notes 2 at a rate of 8% per annum, and is payable quarterly in cash, in arrears, on each year anniversary of the issuance of the convertible notes.   At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Sustainable Oils common stock at a conversion price equal to $1.448, subject to adjustment based on Sustainable Oils receiving alternative consideration from another investor.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Sustainable Oils's capital stock.  The relative fair value of the warrants was considered insignificant.

Based on the down round feature in the conversion terms, such embedded conversion feature resulted in a derivative liability and a corresponding debt discount in the amount of $80,000 to be recorded upon issuance.  The debt discount is being amortized over the life of the corresponding convertible promissory notes through December 31, 2015. The amortization of the debt discount for these derivative instruments is fully amortized as of the year ended December 31, 2015.

Mortgage Notes Payable

The investor holding the preferred membership units of GCE Mexico also directly funded the purchase by Asideros I of approximately 5,000 acres of land in the State of Yucatan in Mexico by the payment of $2,051,282, The land was acquired in the name of Asideros I, and Asideros I issued a mortgage in the amount of $2,051,282 in favor of the original investors. The investor also directly funded the purchase by Asideros 2 of approximately 4,500 acres, and a second parcel by Asideros 2 of approximately 600 acres of land adjacent to the land owned by Asideros by the total payment of $963,382. The land was acquired in the name of Asideros 2 and Asideros 2 issued mortgages in the amount of $963,382 in favor of the investor. These mortgages bore interest at the rate of 12% per annum, payable quarterly. The Notes were paid in full December 2, 2015 and the accrued interest was forgiven by the note holder on December 15, 2015. The Company recorded an increase to equity in connection with this forgiveness by a related party.

In October 2011, the original investor also directly funded the purchase by Asideros 3 of approximately 5,600 acres for a total $2,095,525. The land was acquired in the name of Asideros 3 and Asideros 3 issued mortgages in the amount of $2,095,525 in favor of the investor. These mortgages bore interest at the rate of 12% per annum, payable quarterly. The Notes were paid in full December 2, 2015 and the accrued interest was forgiven by the note holder on December 15, 2015.  The Company recorded an increase to equity in connection with this forgiveness by a related party.

Promissory Notes Payable

In March 2013, the Company issued a secured promissory note in the principal amount of $1,300,000 to Targeted Growth, Inc. for certain Camelina assets.  The purchase occurred concurrently with the acquisition of Sustainable Oils, LLC.  The note bears an interest rate of ten percent (10.0%) per annum, and is payable upon the earlier of the following: (a) to the extent of 35.1% of, and on the third business day after, the receipt by the Company of any Qualified Funding; or (b) September 13, 2014 (the "Maturity Date").  The term "Qualified Funding" means all equity funding in excess of the $800,000, in the aggregate, received by the Company, its subsidiary or an affiliate after the date hereof for its Camelina business.  In September 2014, we renegotiated the terms of the agreement and returned certain machines, tractors, and vehicles to Targeted Growth, Inc. in consideration for a reduction of accrued interest related to the Promissory Note.  The current note is no longer secured by any assets and is due on demand.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Settlement of Liabilities

The Company has settled certain liabilities previously carried on the consolidated balance sheet, which settlements resulted in gains from the extinguishment of liabilities. There was a $5,310,383 gain on settlement of liabilities for the year ended December 31, 2015, and a gain on settlement of liabilities of $62,035 for the year ended December 31, 2014. The three Mexican farms were sold and the mortgages were paid in full.  The gains in 2014 were primarily from the settlement or expiration of historic liabilities primarily incurred by prior management in connection with the discontinued pharmaceutical operations. In addition, the Company wrote off certain liabilities that had been extinguished with the passage of time for collection under applicable statutes of limitation laws.

Note 8 - Equity (Deficit)

Series B Preferred Stock

The Series B Shares may, at the option of each holder, be converted at any time or from time to time into shares of the Company's common stock at the conversion price then in effect. The number of shares into which one Series B Share shall be convertible is determined by dividing $100 per share by the conversion price then in effect. The initial conversion price per share for the Series B Shares is $0.11, which is subject to adjustment for certain events, including stock splits, stock dividends, combinations, or other recapitalizations affecting the Series B Shares.

Each holder of Series B Shares is entitled to the number of votes equal to the number of shares of the Company's common stock into which the Series B Shares could be converted on the record date for such vote, and has voting rights and powers equal to the voting rights and powers of the holders of the Company's common stock. In the event of the Company's dissolution or winding up, each share of the Series B Shares is entitled to be paid an amount equal to $100 (plus any declared and unpaid dividends) out of the assets of the Company then available for distribution to shareholders.

No dividends are required to be paid to holders of the Series B shares. However, the Company may not declare, pay or set aside any dividends on shares of any class or series of the Company's capital stock (other than dividends on shares of our common stock payable in shares of common stock) unless the holders of the Series B shares shall first receive, or simultaneously receive, an equal dividend on each outstanding share of Series B shares.

Common Stock

In September 2015, the Company issued 2,118,000 shares, at $0.005 per share (based on the closing market price on the measurement date) as full considertion of an employees accrued and unpaid compensation balance of $11,090 accumulated as of September 30, 2015.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9 – Stock Options and Warrants

Stock Options and Compensation-Based Warrants

The Company has an incentive stock option plan wherein 20,000,000 shares of the Company's common stock are reserved for issuance thereunder.

A summary of the status of options and compensation-based warrants at December 31, 2015, and changes during the year then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2014	64,945,311	0.01	3.3 years	$-

Granted	35,063,686	0.01
Exercised	-
Forfeited	(4,000,000)	0.02		-
Expired	(2,800,000)	0.03		-

Outstanding and expected to vest at December 31, 2015	93,208,997	0.02	3.2 years	$68,000

Vested and Exercisable at December 31, 2015	60,058,048	$0.02	2.2 years	$-

The fair value of stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  Options to purchase 35,063,686 shares of common stock were issued in the year ended December 31, 2015 and 4,700,000 in the year ended 2014. The weighted average fair value of stock options issued during the years ended December 31, 2015 and 2014 as $0.02 and $0.01, respectively.   The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the years ended December 31, 2015 and 2014 were risk-free interest rate of 1.18% and 1.13%, volatility of 114% and 175%, expected life of 5.0 years, and dividend yield of zero. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company's common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a December 31, 2015 closing price of $0.003 per share.

Share-based compensation from all sources recorded during the year ended December 31, 2015 and 2014 was approximately $133,000 and $57,000, respectively, and is reported as general and administrative expense in the accompanying consolidated statements of operations.  As of December 31, 2015, there is approximately $205,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.43 years.

Stock Warrants

A summary of the status of warrants at December 31, 2015, and changes during the year then ended is presented in the following table:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual life	Value

Outstanding at December 31, 2014	3,083,332	0.01	6.31 years	$-

Issued	-
Exercised	-
Expired	-

Outstanding and exercisable at December 31, 2015	3,083,332	0.01	5.34 years	$-

Note 10 – Derivative Liabilities

The Company applies the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity's own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity's own common stock.

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

During the year ended December 31, 2015, the Company issued an aggregate of $130,000 in principal of convertible notes payable at an interest rate of 8% (See Note 6). Such convertible notes contained embedded conversion features in the Company's own stock and have resulted in an initial derivative liability value and a debt discount of $80,000 being recorded by the Company.

During the year ended December 31, 2015, the Company recorded a loss of $26,000, related to the change in fair value of the embedded conversion features which is included in change in fair value of derivative liabilities in the accompanying condensed consolidated statements of operations.

The following table presents the embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of December 31, 2015:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Embedded conversion features:

Annual dividend yield	0%
Expected live (years	1 - 0.75
Risk-free interest rate	0.21% - 0.23%
Expected volatility	113%

The level 3 carrying value as of December 31, 2015:

Embedded Conversion Features	$106,000

The following table presents the changes in fair value of our warrants and embedded conversion features measured at fair value on a recurring basis for the year ended December 31, 2015:

Fair value of warrants and embedded conversion features

Balance as of January 1,	$-
Issuance of warrants and embedded conversion features	80,000
Change in fair value	26,000
Balance as of December 31,	$106,000

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

As of December 31, 2015 and 2014, the Company does not have any assets or liabilities measured at fair value on a recurring basis.

As the three farms in Mexico were sold in December 2015 there is no expected commercial yield or any future revenues from these.  As such, the Company has identified the costs associated with these areas originally capitalized as Plantation Development Cost and Deferred Growing Cost, which capitalized costs are not expected to be recoverable, and has written off $1,537,121 and $101,145 of such capitalized costs during the year ended December 31, 2015 and 2014, respectively.  Such amounts are included in discontinued operations.  See Note 1 above related to the Impairment of Long Lived Assets.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 - Income Taxes

Income taxes are provided for temporary differences between financial and tax bases of assets and liabilities. The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended December 31, 2015 and 2014:

Rate Reconciliation
	2015	2014
Federal income tax (benefit) at statutory rate (34%)	$(3,066,000)	$(814,000)
State income tax (benefit) , net of federal benefit	(69,000)	(7,000)
Foreign income tax benefit	-	-
Losses allocated to preferred members of GCE Mexico	2,616,000	743,000
Losses allocated GEHD	57,000	34,000
Share-based compensation	16,000	66,000
Expiration of operating loss and research credit carryforwards	-	-
Other differences	276,000	4,000
Change in valuation allowance	179,000	(26,000)
Income tax benefit	$-	$-

The components of deferred tax assets and liabilities are as follows at December 31, 2015 and 2014, using a combined deferred income tax rate of 40%:

Components of Net Deferred Taxes
	2015	2014
Net operating loss carryforward	$7,507,000	$7,188,000
Share-based compensation	483,000	752,000
Accrued compensation and other liabilities	830,000	701,000
Impairment of long lived assets	42,000	42,000
Other	-	-
Valuation allowance	(8,862,000)	(8,683,000)
Net deferred tax asset	$-	$-

The Company has available net operating losses of approximately $14,047,000 which can be utilized to offset future earnings of the Company. The utilization of the net operating losses are dependent upon the tax laws in effect at the time such losses can be utilized. The loss carryforwards expire between the years 2015 and 2035. Should the Company experience a significant change of ownership, the utilization of net operating losses could be reduced.

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the state of California. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2011. The Company is no longer subject to examination by state tax authorities for tax years before and including December 31, 2010. During the years ended December 31, 2015 and 2014, the Company did not recognize interest and penalties.

Note 13 – Commitments and Contingencies

Commitments

In February 2014, the Company entered into a lease agreement for 1,296 square feet of office space from February 1, 2014 to January 31, 2019. Rent payments range from $2,300 to $2,600 over the term. Rent expense, related to this lease agreement, for the years ended December 31, 2015 and 2014 was approximately $27,600 and $26,400, respectively. The following represents approximate future annual minimum lease payments as of December 31, 2015:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Year Ending
December 31,
2016	40,000
2017	41,000
2018	42,000
2019	3,000
Operating Lease Payable	$126,000

Legal

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert the Company's rights, including intellectual property rights, contractual disputes and other commercial disputes. Any of these claims could subject the Company to litigation. Management believes the outcomes of currently pending claims will not likely have a material effect on the Company's consolidated financial position and results of operations.

Indemnities and Guarantees

In addition to the indemnification provisions contained in the Company's organization documents, the Company generally enters into separate indemnification agreements with the Company's directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys' fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual's status or service as the Company's directors or officers, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessor in connection with its facility lease for certain claims arising from the use of the facility. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Employment Agreement

Effective December 31, 2014, approved in January 2015, the Company entered into an employment agreement (the "Employment Agreement") with Richard Palmer, our President and Chief Executive Officer, for a term of five (5) years.  Under the Employment Agreement, the Company granted Mr. Palmer an incentive option to purchase up to 16,959,377 shares of our common stock at an exercise price of $0.0041 (the closing trading price on the date the agreement was signed and approved), with 25% vesting immediatly and the balance vesting in equal amounts over the next 48 months.  In the event of a proposed sale, merger or other proposed change in control of the Company, such stock options will immediately vest.

In addition, Mr. Palmer's compensation package includes a base salary of $250,000, and a bonus payment contingent on Mr. Palmer's satisfaction of certain performance criteria, which will not exceed 50% of Mr. Palmer's base salary.  In the event that (i) we terminate Mr. Palmer's employment for reasons other than "cause" (as defined in the Employment Agreement to include material breaches by him of the agreement, fraud, misappropriation of funds or embezzlement), or if (ii) Mr. Palmer resigns because we breached the Employment Agreement, we will be obligated to pay Mr. Palmer an amount equal to twelve (12) months of his base salary.