Form 10-Q
period 2016-03-31
Global Clean Energy Holdings, Inc.
filed 2016-05-13
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 13, 2016, the issuer had 341,405,545 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I
ITEM 1. FINANCIAL STATEMENTS.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,256	$34,704
Accounts receivable	13,595	10,160
Inventory	25,921	26,544
Other current assets	36,230	36,846
Current assets of discontinued operations	63,919	218,015
Total Current Assets	141,921	326,269

PROPERTY AND EQUIPMENT, NET	7,094	7,868

INTANGIBLE ASSETS, NET	3,421,191	3,482,498

Noncurrent assets of discontinued operations	-	-
Other noncurrent assets	2,626	2,626

TOTAL ASSETS	$3,572,832	$3,819,261

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,060,695	$3,041,612
Accrued payroll and payroll taxes	1,435,216	1,380,155
Deferred revenue	-	-
Accrued interest payable	528,573	455,029
Notes payable	1,369,856	1,369,856
Convertible notes payable	697,000	697,000
Derivative Liability	106,000	106,000
Current liabilities from discontinued operations	-	-
Total Current Liabilities	7,197,340	7,049,652

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized
Series B, convertible; 13,000 shares issued and outstanding(aggregate liquidation
preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized;
341,405,545 issued and outstanding	341,405	341,405
Additional paid-in capital	30,559,890	30,533,184
Accumulated deficit	(34,629,719)	(34,210,969)
Accumulated other comprehensive gain (loss)	103,903	105,976
Total Global Clean Energy Holdings, Inc. Stockholders' Deficit	(3,624,508)	(3,230,391)
Total Stockholders' Deficit	(3,624,508)	(3,230,391)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,572,832	$3,819,261

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months Ended
	March 31,
	2016	2015

Revenue	$121,647	$150,220
Total Revenue	121,647	150,220

Operating Expenses
General and administrative	454,060	530,581
Plantation operating costs	-	7,172

Total Operating Expenses	454,060	537,753

Operating Loss	(332,413)	(387,533)

Other Income (Expenses)
Interest expense, net	(73,517)	(20,870)
Gain on settlement of liabilities	-	270,323
Change in fair value of derivative	-	8,000
Foreign currency transaction gain (loss)	-	170

Other Income (Expenses), Net	(73,517)	257,623

Loss from Continuing Operations	(405,930)	(129,910)

Less Net Loss from Discontinued Operations	(12,820)	(347,221)

Net Loss	$(418,750)	$(477,131)

Basic and diluted Loss per Common Share:
Loss from Continuing Operations	$(0.001)	$(0.001)
Loss from Discontinued Operations	$(0.000)	$(0.001)
Net Loss per Common Share	$(0.001)	$(0.002)

Basic and diluted Weighted-Average Common Shares Outstanding	341,405,545	339,187,545

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended
	March 31,
	2016	2015
Operating Activities
Net Loss	$(418,750)	$(477,131)
Net loss from discontinued operations	(12,820)	(347,221)
Net loss from continued operations	(405,930)	(129,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of liabilities	-	(270,323)
Share-based compensation	26,705	87,279
Depreciation and amortization	62,096	65,210
Amortization of debt discount	-	18,250
Change in fair value of derivative liability	-	(8,000)
Changes in operating assets and liabilities:
Accounts receivable	-	200,384
Inventory	623	(843)
Other current assets	(4,460)	(38,240)
Accounts payable and accrued expenses	150,185	1,024
Other noncurrent assets	140,263	(72,235)
Net Cash Used in Operating Activities	(30,518)	(147,404)
Cash Flows of discontinued operations:
Operating cash flows	(152,677)	44,827
Investing cash flows	-	(75,996)
Financing cash flows (including cash at year end)	-	127,000
Net Cash flows from discontinued operations	(152,677)	95,831
Effect of exchange rate changes on cash	(2,605)	4,037
Net change in Cash and Cash Equivalents	(185,800)	(47,536)
Cash and Cash Equivalents at Beginning of Period	251,975	238,485
Cash and Cash Equivalents at End of Period	66,175	190,949
Cash and Cash Equivalents for discontinued operations	63,919	$156,245
Cash and Cash Equivalents at End of Period to continuing operations	$2,256	$34,704

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income tax	$1,600	$-
Noncash Investing and Financing activities:
Accrual of return on noncontrolling interest	$-	$669,486
Estimated fair value of derivative liability		73,000
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the three months Ended
	March 31,
	2016	2015

Net Loss	$(418,750)	$(477,131)

Other comprehensive loss- foreign currency
translation adjustment	-	(3,566)

Comprehensive Loss	$(418,750)	$(480,697)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company's consolidated financial statements.  The consolidated financial statements and notes are the representations of the Company's management, which is responsible for their integrity and objectivity.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Note 1 – History and Basis of Presentation

History

Global Clean Energy Holdings, Inc. (the "Company", "our", "we") is a U.S.-based, multi-national, energy agri-business focused on the development of non-food based bio-feedstocks.

The Company was originally incorporated under the laws of the State of Utah on November 20, 1991. On July 19, 2010, the reincorporation of the Company from a Utah corporation to a Delaware corporation was completed, as approved by shareholders.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., and its subsidiaries.  Prior to December 2, 2015, the consolidated financial statements included the variable interest entities (VIE) of GCE Mexico I, LLC a Delaware limited liability company ("GCE Mexico"), and its Mexican subsidiaries (Asideros, Asideros 2 and Asideros 3). Since the Company sold the three farms held in Mexico on December 2, 2015, the operations of these subsidiaries were ceased as of the year ended December 31, 2015, and consolidation is no longer necessary for this previously classified VIE, GCE Mexico and subsidiaries (See Note 2). All significant intercompany transactions have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying (a) condensed consolidated Balance Sheet at December 31, 2015 has been derived from audited statements and (b) unaudited condensed consolidated financial statements as of March 31, 2016 and 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these consolidated financial statements have been included and are of normal, recurring nature. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2016, may not be indicative of the results that may be expected for the year ending December 31, 2016.

Accounting for Agricultural Operations

Prior to the sale of GCE Mexico, all costs incurred until the actual planting of the Jatropha Curcas plant was capitalized as plantation development costs, and was included in "Property and Equipment" on the balance sheet. Plantation development costs were being accumulated in the balance sheet during the development period and was accounted for in accordance with accounting standards for Agricultural Producers and Agricultural Cooperatives. Other general costs without expected future benefits are expensed when incurred.

Inventory

The Company uses the FIFO valuation method for its inventories, which consist almost entirely of finished goods. The Company records no inventories above their acquisition costs. There were no losses related to the valuation of inventory during the three months ended March 31, 2016.

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

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share at March 31, 2016 and 2015, as follows:

	March 31,
	2016	2015

Convertible notes and accrued interest	25,000,000	24,100,000
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	3,083,332	3,083,332
Compensation-based stock options and warrants	91,558,997	88,682,003
	131,460,510	127,683,516

Accounts Receivable

The Company extends credit to its customers based on credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.  At March 31, 2016 and December 31, 2015, the Company determined that no allowance for doubtful accounts was necessary.

For the three months ended March 31, 2015 and year ended December 31, 2015, one customer accounted for 100% and approximately 93% of total revenues, and 100% and 98% of accounts receivable, respectively.

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

Jatropha and Camelina biofuel revenue - The Company's long-term primary source of revenue currently is expected to be crude Jatropha oil.  Revenue will be recognized net of sales or value added taxes and upon transfer of significant risks and rewards of ownership to the buyer. Revenue is not recognized when there are significant uncertainties regarding recovery of the consideration due, associated costs or the possible return of goods.  For the three months ended March 31, 2016, the Company had no material Jatropha or Camelina biofuel revenue.

Advisory services revenue -  The Company provides development and management services to other companies regarding their bio-fuels and/or feedstock-Jatropha development operations, on a fee for services basis.  The advisory services revenue is recognized upon completion of the work in accordance with each advisory contract.

Agricultural subsidies revenue - the Company receives agricultural subsidies from the Mexican government to supplement the farm development and planting of new trees.  Due to the uncertainty of these payments, the revenue is recognized when the payments are received.  We recognize these funds as revenue due to these payments being disbursed to supplement the Company's income and not as direct payments for any specified farming expense.  For the three months ended March 31, 2016, the Company had no material subsidies revenue.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable and accounts payable, and accrued expensesapproximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the various notes payable and approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  See note 9 for additional information regarding assets measured at fair value on a nonrecurring basis.

Derivative Liabilities
The Company evaluates debt instruments, stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity's Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.
The Company has issued notes with embedded conversion features. Certain of the embedded conversion features contain price protection or anti-dilution features that result in these instruments being treated as derivatives. Accordingly, the Company has estimated the fair value of these embedded conversion features to settle outstanding contracts using Black-Scholes.

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these consolidated financial statements include a) those assumed in determining the valuation of common stock, warrants, derivative liabilities and stock options, b) estimated useful lives of plantation equipment and plantation development costs, and c) undiscounted future cash flows for purpose of evaluating possible impairment of long-term assets. It is at least reasonably possible that the significant estimates used will change within the next year.

Foreign Currency

During the three months ended March 31, 2016, the Company had operations located in the United States, and Dominican Republic. For these foreign operations, the functional currency is the local country's currency. Consequently, revenues and expenses of operations outside the United States of America are translated into U.S. dollars using weighted average exchange rates, while assets and liabilities of operations outside the United States of America are translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in equity (deficit) as a component of accumulated other comprehensive gain (loss) in the accompanying consolidated financial statements. Foreign currency transaction adjustments are included in other income (expense) in the Company's results of operations.

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

Comprehensive Income (Loss)

In June 2011, the FASB issued authoritative guidance requiring entities to report components of other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The company has included a consolidated statement of comprehensive income for the three months ended March 31, 2016 and 2015.

New Accounting Guidelines
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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Discontinued Operations of GCE Mexico and subsidiaries

In November 2015, we accepted an offer from a Mexican agricultural operator in the region to purchase our three Jatropha Farms  and closed the transaction on December 2, 2015.  This transaction was good for the company and our shareholders because it allowed us to reduce high-cost debt incurred during the initial research and development phase of our business.  We have not sold any of our Intellectual Property (IP) rights to the buyer. As a result, our Jatropha genetics are preserved as a core Company  asset as is the amount of institutional knowledge, experience and know-how that we developed over the past several years in Mexico.  As part of the sale, we will retain access rights to the Certified Nursery and R&D areas on the farm for an extended period of time.  As such, we retained our farm workers until December 18, 2015 to ensure the proper growth and well being of the Certified Nursery and R&D areas.  The final lay off of the management staff was not complete until January 15, 2016.

The divesting of these three farms, improved the Company's balance sheet by approximately $5,100,000 by reducing the Company's debt by approximately $19,400,000.

The Company recorded the termination of it's operations of GCE Mexico and subsidiaries ("GCE Mexico") as of December 31, 2015, in accordance with Accounting Standards Codification (ASC) No. 205-20, Discontinued Operations.  As such, the historical results of GCE Mexico have been adjusted to include discontinued-related costs and exclude corporate allocations with Global Clean Energy Holdings, Inc (GCEH) and have been classified as discontinued operations in all periods presented.

The following financial information presents the discontinued operations for the three months ended March 31, 2016 and March 31, 2015.

	March 31,
	2016	2015
Major classes of line items contitution pretax profit (loss) of discontinued operations
Revenue	$-	$8,011
General and administrative expenses	(12,832)	(63,034)
Plantation operating costs	-	(23,204)
Interest Expense	-	(270,692)
Other Income and Expenses	12	1,698
Pretax loss from discontinued operations	(12,820)	(347,221)
Pretax loss on disposal of the discontinue operations	-	-
Total pretax loss on discontinue operations	(12,820)	(347,221)
Income Tax Benefits	-	-
Total loss on discontinued operations	$(12,820)	$(347,221)

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations:

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of the Discontinued Operations that are Disclosed in the Notes to the Financial Statement to Total Assets and Liabilities of the Disposal Group classified as Property and Equipment that are presented in the Consolidated Balance Sheet

	March 31,	December 31,
	2016	2015
Carrying amounts of major classes of assets included as part of discontinued operations	(Unaudited)
Cash and cash equivalents	$63,919	$217,271
Accounts receivable	-	-
Inventory	-	-
Other Current Assets	-	744
Property and Equipment, Net	-	-
Other noncurrent assets	-	-
Total Assets of the disposal group in the statement of financial position	$63,919	$218,015

Carrying amounts of major classes of liabilities included as part of discontinued operations
Total Liabilities of the disposal group in the statement of financial positon	$-	$-

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 3 – Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $405,930 and $129,910 for the three months ended March 31, 2016, and 2015, respectively, and has an accumulated deficit applicable to its common shareholders of approximately $34,000,000 at March 31, 2016.  The Company also used cash in operating activities of approximately $31,000 and $149,000 during the three months ended March 31, 2016 and 2015, respectively.  At March 31, 2016, the Company has negative working capital of approximately $7,000,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company commenced its business related to the cultivation and production of oil from the seed of the Jatropha plant in September 2007.  On December 2, 2016, the three Jatropha Mexican farms were sold and operations were ceased as of December 31, 2015.  As of the year ended December 31, 2015, in order to fund its operations, the Company received $22,619,569 in capital contributions from the preferred membership interest in GCE Mexico I, LLC ("GCE Mexico"), and issued mortgages in the total amount of $5,110,189 for the acquisition of land.  The Company intends to continue to provide the renewable fuels and renewable chemicals markets with novel non-food based feedstocks that are economically, environmentally and socially sustainable by continually improving our plant varieties through modern genetic techniques and traditional and marker-assisted breeding.  Through this effort, the Company plans to expand both its Carribean and North American operations in both Jatropha and Camelina feedstocks. The ability of the Company to continue as a going concern is dependent on that plan's success. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Property and Equipment

Property and equipment are as follows:

	March 31,	December 31,
	2016	2015

Land	$-	$-
Plantation development costs	-	$-
Plantation equipment	10,574	$10,574
Office equipment	65,246	$64,729

Total cost	75,820	75,303
Less accumulated depreciation	(68,726)	(67,435)

Property and equipment, net	$7,094	$7,868

Plantation equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years.  The Company recorded $1,291 in depreciation expense in the three months ended March 31, 2016 and $115,736 in the year ended December 31, 2015.

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
Amortization is calculated using the straight-line method to allocate the cost of the intangible assets  over their estimated useful lives of 17 years.  Any future costs associated with the maintenance of these patents with indefinite lives will be capitalized and not amortized.  The Intangible Assets as of the year ended March 31, 2016 is shown in the following table:
	March 31,	December 31,
	2016	2015

Intangible Assets	4,168,841	$4,168,841

Less accumulated amortization	(747,650)	(686,343)

Intangible Assets, net	$3,421,191	$3,482,498
Amortization expense for intangible assets was approximately $61,000 and $26,000 for the three months ended March 31, 2016 and 2015, respectively.  The estimated amortization expense for the next five years approximates $245,000 annually.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Debt

Notes Payable to Shareholders

Included in notes payable on the accompanying consolidated balance sheet, The Company has notes payable to certain shareholders in the aggregate amount of $26,000 at March 31, 2016 and December 31, 2015.  The notes originated in 1999, bear interest at 12%, are unsecured, and are currently in default.  Accrued interest on the notes totaled $59,641 and $58,865, respectively at March 31, 2016 and December 31, 2015, respectively.

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

In January 2014, the Company entered into a securities purchase agreement with the third party investors pursuant to which the Company issued senior unsecured contingently convertible promissory notes in the original aggregate principal amount of $130,000 and warrants to acquire an aggregate of 1,083,332 shares of the Company's common stock.   Interest accrues on the convertible notes at a rate of 8% per annum, and is payable quarterly in cash, in arrears, on each year anniversary of the issuance of the convertible notes.   At any time following the first anniversary of the issuance of the Convertible Notes, at the option of the note holders, the outstanding balance thereof (including unpaid interest) may be converted into shares of the Sustainable Oils common stock at a conversion price equal to $1.448, subject to adjustment based on Sustainable Oils receiving alternative consideration from another investor.  The conversion price may be adjusted in connection with stock splits, stock dividends and similar events affecting the Sustainable Oils's capital stock.  The fair value of the warrants was considered insignificant.

Based on the down round feature in the conversion terms, such embedded conversion feature resulted in a derivative liability and a corresponding debt discount in the amount of $73,000 to be recorded (See Note 9). The Company amortized the debt discount over the life of the corresponding convertible promissory notes through December 31, 2015.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Promissory Notes Payable

In March 2013, the Company issued a secured promissory note in the principal amount of $1,300,000 to Targeted Growth, Inc. for certain Camelina assets.  With the capitalized accrued interest, the note balance was $1,343,856 as of March 31, 2016 and December 31, 2015.  The note bears an interest rate of eighteen percent (18.0%) per annum. In September 2014, we renegotiated the terms of the agreement and returned certain machines, tractors, and vehicles to Targeted Growth, Inc. in consideration for a reduction of accrued interest related to the Promissory Note.  The current note is no longer secured by any assets and is due on demand.

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

Note 8 – Stock Options and Warrants

Stock Options and Compensation-Based Warrants

The Company has an incentive stock option plan wherein 40,000,000 shares of the Company's common stock are reserved for issuance thereunder.

A summary of the status of options and compensation-based warrants at March 31, 2016, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 31, 2015	93,208,997	0.01	3.2 years	$68,000

Granted	3,068,182
Exercised	-
Forfeited	(1,650,000)	0.01		-
Expired	-

Outstanding at March 31, 2016	94,627,179	0.01	2.9 years	$59,875

Vested and Exercisable at March 31, 2016	63,605,636	$0.02	2.4 years	$938

The fair value of stock option grants and compensation-based warrants is estimated on the date of grant or issuance using the Black-Scholes option pricing model.  3,068,182 Options to purchase shares of common stock were issued in the three months ended March 31, 2016 and 10,777,315 in the three months ended March 31, 2015. The weighted average fair value of stock options issued during the three months ended March 31, 2016 and 2015 was $0.0049 and $0.015, respectively.   The weighted-average assumptions used for the stock options granted and compensation-based warrants issued during the three months ended March 31, 2016 were risk-free interest rate of 1.75%, volatility of 113%, expected life of 5 years, and dividend yield of zero. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company's common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options. The intrinsic values are based on a March 31, 2016 closing price of $0.006 per share.

Share-based compensation from all sources recorded during the three months ended March 31, 2016 and 2015 was approximately $27,000 and $87,000, respectively, and is reported as general and administrative expense in the accompanying condensed consolidated statements of operations.  As of March 31, 2016, there is approximately $155,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.83 years.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Stock Warrants

A summary of the status of the warrants outstanding at March 31, 2016, and changes during the three months ended is presented in the following table:

Weighted
		Weighted	Weighted
	Shares	Average	Average	Aggregate
	Under	Exercise	Remaining	Intrinsic
	Warrant	Price	Contractual life	Value

Outstanding at December 31, 2015	3,083,332	0.01	5.34 years	$-

Issued	-
Exercised	-
Expired	-

Outstanding at March 31, 2016	3,083,332	0.01	4.85 years	$-

Note 9 – Impairment of assets and fair value measurements

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

The Company has not recognized any impairment charges for the three months ended March 31, 2016 and 2015.
See Note 9 for instruments measured on a recurring basis.

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
The Company has estimated the fair value of these embedded conversion features to settle outstanding contracts using Black-Scholes using the following assumptions:
•
Historical volatility was computed using weekly pricing observations for recent periods. The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these embedded conversion features. The Company currently have no reason to believe that future volatility over the expected remaining life of these embedded conversion features is likely to differ materially from historical volatility.

•	The expected life is based on the remaining term of the embedded conversion features.
•	The risk-free interest rate is based on U.S. Treasury securities consistent with the remaining term of the embedded conversion features.

During the year ended December 31, 2014, the Company issued an aggregate of $130,000 in principal of convertible notes payable at an interest rate of 8% (See Note 6). Such convertible notes contained embedded conversion features in the Company's own stock and have resulted in an initial derivative liability value of $73,000 and a debt discount of $73,000 being recorded by the Company.  As of March 31, 2016, the derivative liability value is $106,000.

During the three months ended March 31, 2015, the Company recorded a gain of $8,000  related to the change in fair value of the embedded conversion features which is included in change in fair value of derivative liabilities in the accompanying consolidated statements of operations.  The change in fair value of derivative liabilities for the three months ended March 31, 2016 was insignificant.

The following table presents the embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of March 31, 2016:

Annual dividend yield	0%
Expected live (years	0.50
Risk-free interest rate	0.21% - 0.23%
Expected volatility	118%

The level 3 carrying value as of March 31, 2016:

Embedded Conversion Features	$106,000

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for the three months ended March 31, 2016:

Fair value of warrants and embedded conversion features

Balance as of January 1,	106,000
Issuance of warrants and embedded conversion features
Change in fair value	-
Balance as of December 31,	$106,000

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 11 – Commitments and Contingencies
Commitments

In February 2014, the Company entered into a lease agreement for 1,296 square feet of office space from February 1, 2014 to January 31, 2019. Rent payments range from $2,300 to $2,600 over the term. Rent expense, related to this lease agreement, for the three months ended March 31, 2016 and 2015 was approximately $7,400 and $4,800, respectively. The following represents approximate future annual minimum lease payments as of March 31, 2016:

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

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report, including any documents which may be incorporated by reference into this Report, contains "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "Forward-Looking Statements" for purposes of these provisions, including our plans to cultivate, produce and market non-food based feedstock for applications in the bio-fuels market, any projections of the date and amount of our Jatropha or Camelina harvests, forecasts regarding our revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "intends," "believes," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Introductory Comment

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the U.S. Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which discuss our business in greater detail.

Throughout this Quarterly Report on Form 10-Q, the terms "GCEH," "we," "us," "our," and "our company" refer to Global Clean Energy Holdings, Inc., a Delaware corporation and, unless the context indicates otherwise, also includes all of this company's U.S. and foreign wholly-owned subsidiaries through which this company conducts certain of its operations. To the extent applicable, depending on the context of the disclosure, the terms "we," "us," "our," and "our company" may also include GCE Mexico I, LLC, a Delaware limited liability company that we previously managed, and in which we previously owned 50% of the common membership interests, and our wholly owned subsidiary, Sustainable Oils, Inc., a Delaware corporation, as well as our other subsidiaries.

Global Clean Energy Holdings, Inc. is not related to, or affiliated in any manner with "Global Clean Energy, Inc.", an unaffiliated public company. Readers are cautioned to confirm the entity that they are evaluating or in which they are making an investment before completing any such investment.

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

Since 2007, our business focus has been on the commercialization of non-food based oilseed plants and biomass.  We began with the development of farms growing Jatropha curcas ("Jatropha") - a non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico, the Caribbean and Central America.  On March 13, 2013, we acquired Sustainable Oils, LLC, a Delaware limited liability company that has extensive experience in the development and farming of Camelina as an energy crop.  In that acquisition, we also acquired certain intellectual property, including issued patents, related to Camelina production.  As a result of the acquisition,  our biofuels operations have expanded into the development of Camelina sativa ("Camelina") – an annual plant from the brassica family traditionally grown in northerly regions of the United States, Europe and Asia.  We have focused on these two plants primarily because we feel they are complementary to one another, have the potential to produce oil seed crops economically, they generally require less water and fertilizer than many conventional crops, and can be grown on land that is normally unsuitable for food production or is fallow or idle due to crop rotation.  Both Jatropha and Camelina oil are high-quality plant oils used as direct substitutes for fossil fuels and as feedstock for the production of high quality biofuels and other bio-based products.  Both crops have been tested and proven to be highly desirable feedstocks capable of being converted into ASTM approved fuels. The term "biofuels" refers to a range of biological based fuels including bio-kerosene (a.k.a bio-jet fuel) biodiesel, renewable diesel, green diesel, synthetic diesel and biomass, all of which have environmental benefits that are the major driving force for their adoption. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other green-house gases, which are associated with global climate change.  Both Jatropha and Camelina oil can also be used as a chemical feedstock to replace fossil and non-food based products that use edible oils in their manufacturing or production process.  The residual material derived from the oil extraction process is called press-cake or meal, which in the case of Jatropha is a high-quality biomass that has been proven and tested as a replacement for a number of fossil-based feedstocks, fossil fuels and other high value products such as renewable charcoal, fertilizers, and animal feed. Camelina  meal is high in Omega3 and has already been approved by the FDA as a livestock (animal) feed or enhancement in the United States.

Our business plan and current principal business activities include the planting, cultivation, harvesting and processing of these oil seed plants to generate plant based oils and biomass for use as replacements for fossil fuels and other high value products including renewable chemicals and high value livestock feed.  Our strategy is to leverage our agriculture and energy knowledge, experience and capabilities through the following means:

•	Own and operate biofuel energy farms for our own account.
•	Own, operate and manage farms with either strategic partners or financial investors.
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
The development of agricultural-based energy projects, like plant oil and related biomass, may produce carbon credits through the sequestration (storing) of carbon and the displacement of fossil-based fuels.  Accordingly, in addition to generating revenues from the sale of non-food based plant oils and biomass, we are seeking to certify our farms, where practical, to generate and monetize carbon credits.  See, "Business-Carbon Credits," below.

Since 2008 we have owned/operated three Jatropha farms in Mexico through GCE Mexico I, LLC ("GCE Mexico") a Delaware limited liability company that we formed with two investors.  We owned 50% of the common membership interests of GCE Mexico, our investors owned the other 50% of the common membership interests, and the GCE Mexico preferred units were owned by an affiliate of the investors. On December 2, 2015, we sold the three Jatropha farms to Enerall Terra 2 S.A.P.I de C.V, a Mexican agricultural operator in the region.  The purchase price for the three farms was MXP$89 Million (approx. US$5,908,000).  GCE Mexico assigned U.S. $5.1 million of the purchase price the our joint venture partner to repay the U.S.$5.1 million of mortgage loans made by the investor to GCE Mexico's operating subsidiaries.  In addition, as part of the sale of the three farms and the repayment of the mortgage loans, the investor agreed to forgive and extinguish (i) approximately $5.1 million of unpaid interest that had accrued on the three mortgage loans, and (ii) the preferred return (approximately $12.1 million) that the preferred unit holders had accrued.  We did not receive any cash from the sale of the three farms.  However, as result of the repayment of the three mortgage loans, the forgiveness of the accrued interest on those loans, and the extinguishment of the accrued preferred return, approximately US$22.3 million of long term liabilities were extinguished from this Company's consolidated balance sheet.

Organizational History

This company was originally incorporated under the laws of the State of Utah on November 20, 1991.  On July 19, 2010, we changed the state of our incorporation from Utah to Delaware.  Our principal executive offices are located at 2790 Skypark Drive, Suite 105, Torrance, CA 90505, and our current telephone number at that address is (310) 641-GCEH (4234).  We maintain a website at: www.gceholdings.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.  Our Sustainable Oils subsidiary also maintains a website at www.susoils.com.  Our Internet websites and the information contained therein, or connected thereto, are not, and are not intended to be incorporated into the Annual Report on Form 10-K at December 31, 2015 or into this quarterly report on Form 10-Q.

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

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Results of Operations

Revenues. During the three months ended March 31, 2016 and 2015 we recognized revenue of $121,647 and $158,231, respectively. The revenues that we generated in 2016 and 2015 were derived from energy farm management, development and advisory services.  Revenues we generate from these services are used for this company's operations.

In the short term, our goal is to increase the amount of advisory and management services in order to generate revenues to fund our corporate working capital needs, and to generate Camelina-related revenues from the Camelina business that we acquired in March 2013.  Our Camelina operations are expected to generate revenues from the sale of Camelina seeds, the sale of Camelina oil, and the sale of the Camelina biomass for use as feed for livestock.  In the longer term, we plan to increase the revenues derived from the operations of our Jatropha farms, to rapidly ramp up our Camelina operations, and to continue to generate revenue from management, development, and advisory services.   We anticipate that revenues for the remainder of 2016 will increase due to scale-up of our biomass processing project in the Dominican Republic and the Camelina in the North Americas.

General and Administrative Expenses. For the three months ended March 31, 2016 and 2015, we recorded general and administrative expenses of $466,892, including approximately $13,000 of discontinued operations expense and $593,615 (approximately $347,000 of discontinued operations expense), respectively.  This decrease is related to the operations in Mexico being discontinued as of December 31, 2015.  General and administrative expenses principally consist of officer compensation, outside services (such as legal, accounting, and consulting expenses), share-based compensation, and other general expenses (such as insurance, occupancy costs and travel).

Plantation (Farm) Operating Costs. As the operations on the Mexican farms were discontinued as of December 31, 2015 we did not record any Plantation Operating Costs in the quarter ended March 31, 2016.  We recorded $30,376 for the three months ended March 31, 2015.

Other Income/Expense.  Interest expense for the three months ended March 31, 2016 increased by approximately $53,000 from  the same period in 2015 due to GCE Mexico's debt being extinguished upon the sale of the three Jatropha farms in Decemnber 2015 and the related interest expense of approximately $271,000 was classified as discontinued operations in December 2015.

Net loss attributable to discontinued operations, formerly non-controlling interest.  Our three Mexico farms were sold December 2, 2015 and farming operations were ceased effective December 31, 2015.  Our Mexico farm operations were owned through GCE Mexico.   Under GCE Mexico's operating agreement, the net loss allocated from these entities to GCE Mexico is then further allocated to the members of GCE Mexico according to the investment balances. Accordingly, since the common membership interest did not make a capital contribution, all of the losses allocated to GCE Mexico were allocated to the preferred membership interest.  In the three months ended March 31, 2015, the net loss attributable to the non-controlling interest in the accompanying Consolidated Statement of Operations represented the allocation of the net loss of GCE Mexico to the preferred membership interests was approximately $347,000.  For the three months ended March 31, 2016, the loss from the discontinued operations (formerly non-controlling interest) was approximately $13,000, which related to costs incurred taxes and governmental fees for the closure of GCE Mexico and its subsidiaries.

Net loss. The Company recorded net losses of $418,750 and $477,131 for the three months ended March 31, 2016 and 2015, respectively.  Our ability to generate net income in the future will depend on the amount of advisory, development and management services that we render at the corporate level, the amount of revenues generated from our Jatropha farms in the Dominican Republic, and on the amount of revenues we generate from our Camelina operations.  Although we anticipate that we will generate new revenues from our Camelina and Jatropha farm operations, we are unable to forecast if, or when such revenues will exceed our operating expenses.

Liquidity and Capital Resources

As of March 31, 2016, we had approximately $66,000 (which included approximately $47,000 in our Mexican subsidiary) in cash or cash equivalents and had a working capital deficit of $6,527,000, as compared with $252,000 in cash and a working capital deficit of $6,268,000 as of December 31, 2015.

In order to fund our short-term working capital needs, we will have to obtain additional funding from the sale of additional securities, additional borrowings, or from an increase in operating revenues. Outstanding indebtedness at March 31, 2016 totaled $7,197,341. The existence of the foregoing working capital deficit may negatively impact our ability to obtain future equity or debt financing and the terms on which such additional financing, if available, can be obtained.  We incurred losses of $418,750 and $477,131 for the three months ended March 31, 2016 and March 31, 2015 respectively, and have an accumulated deficit applicable to its common shareholders of $34,629,719 at March 31, 2016.

In the fiscal quarters ended March 31, 2015 and 2016, our general and administrative expenses, including the professional costs of being a public company, were funded from (i) revenues that we have generated from advisory services, and (ii) funds received from the sale of our securities.  The amount of fees we generated from advisory services fluctuates significantly.  While we currently are providing advisory services under existing contracts, our ability to continue to generate revenue from these services will depend on our ability to enter into new advisory agreements when the current agreements expire.  No assurance can be given that we will be able to enter into new agreements to replace or supplement the current advisory agreements.   As a result, we expect that we will have to raise capital in the near future, or find other sources of capital in the near future, in order to continue to fund our corporate general and administrative expenses.

Our business plan contemplates that we will (i) continue to develop our biomass business and operations, and (ii) diversify our biofuel energy crop revenues from new revenues generated by our new Camelina operations, as follows:

Jatropha Farm Operations.  Until December 2015, we owned and operated three farms in Mexico (two of which were planted with Jatropha and the third was partially planted with an annual oil seed crop) through our GCE Mexico joint venture.  All of the operating and capital expenses of those farms were funded by our joint venture partner and from operating revenues.  Our joint venture partner in GCE Mexico funded all of GCE Mexico's operating and capital requirements in 2015 and the wind down expenses for the first quarter of 2016.  Due to our partner's other business commitments, however, our joint venture partner was not able to commit to the additional investment needed to operate and expand the farms.  As a result, as disclosed in this Annual Report, GCE Mexico sold those farms in December 2015.

The sale of the three Mexico farms affected our balance sheet because it allowed us to drastically reduce high-cost debt incurred in acquiring and operating the three farms.  We did not receive any cash from the sale of the three farms (the proceeds received from the sale of the three farms were allocated to our joint venture partner who funded GCE Mexico).  However, as result of the repayment of the three mortgage loans, the forgiveness of the accrued interest on those loans, and the extinguishment of the accrued preferred return, approximately US$21.9 million of long term liabilities were extinguished from our consolidated balance sheet.  We believe that reducing this debt will beneficially affect our ability to raise future debt or equity funding.  Although we sold the three Jatropha farms, we did retain the Jatropha genetics we have spent years developing on a commercial scale.  We did not sell any of our intellectual property rights to the buyer of the three farms. As a result, our Jatropha genetics are preserved as a core GCEH asset as is the institutional knowledge, experience and know-how that we developed over the past several years in Mexico.  As part of the sale, we also retained access rights to the Certified Nursery and R&D areas on the farm for an extended period of time.

Camelina Operations.  In March 2013, we acquired the business and assets of Sustainable Oils, LLC, a company that had been engaged in developing Camelina products since 2007.  The Camelina operations will require a significant amount of additional cash to scale up its operations and to reach profitable operations.  We will operate the Camelina business that we acquired through a subsidiary Sustainable Oils Inc.which we capitalized with the Sustainable Oils intellectual properties and operating assets that we recently purchased.  Furthermore, our goal is to fund the operations and expansion of the Camelina operations with new debt or equity that we are in the process of raising specifically for the Camelina subsidiary.  We have been in discussions with a number of sources for the additional funding, but we have not entered into any binding arrangements for the desired amount of new funding.  No assurance can be given that we will obtain the additional capital necessary to operate and grow our new Camelina operations.  In the event that we do not obtain the necessary amount of financing to properly operate and scale up our new Camelina operations, those operations are expected to continue to operate at a loss.

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

Other Potential Source of Liquidity.

We presently do not have any available credit, bank financing or other external sources of liquidity. In the absence of additional outside funding (including proceeds from the sale of our securities, or entering into other joint venture relationships), we do not have the ability to expand our business or acquire additional biofuel feedstock farms. If we issue additional equity or debt securities to fund our future capital needs, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Should we not be able to increase the amount of revenues we receive from our advisory services and/or raise additional debt or equity funding, we will have to materially scale back our current and proposed operations or take other actions to preserve our on-going operations.

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

On April 18, 2016, the Company was served with a complaint filed in the District Court of Harris County, Texas, in a case identified as Tanglewood Receivables Company vs. Global Clean Energy Holdings, Inc., d/b/a GCE Holdings, Inc., Case No. 2015-53930.   The plaintiff, a collection company, alleges that the Company failed to pay up to $74,000 of legal fees to John H. Bennett Jr., p.c. for legal services rendered from July 2010 to August 2011.   Global Clean Energy Holdings Inc. did not engage John H. Bennett Jr. p.c., for services and never received any invoices from that attorney.  The Company has answered the complaint and intends to vigorously defend itself in this action.

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

Dated: May 13, 2016                   GLOBAL CLEAN ENERGY HOLDINGS, INC.

       By: /s/ RICHARD PALMER
       Chief Executive Officer

       By: /s/ DONNA REILLY
        Chief Financial Officer