Form 10-K
period 2019-12-31
Global Clean Energy Holdings, Inc.
filed 2020-10-06
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-K

______________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2016, 2017, 2018, and 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-12627

GLOBAL CLEAN ENERGY HOLDINGS, INC.

(Exact name of Small Business Issuer as specified in its charter)

Delaware		87-0407858
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
2790 Skypark Drive, Suite 105 Torrance, California 90505
(Address of principal executive offices)

(310) 641-4234
Issuer’s telephone number:

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTC:PK, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers and any 10% or greater stockholders are affiliates), was approximately $19,269,000.

The outstanding number of shares of common stock as of September 10, 2020 was 358,499,606.

Documents incorporated by reference: None

Table of Contents

Form 10-K

 -i-

EXPLANATORY NOTE

Global Clean Energy Holdings, Inc. is filing this comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2016, 2017, 2018, and 2019 (this “Annual Report”) as part of its efforts to become current in its filing obligations under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Included in this Annual Report are our audited financial statements for the fiscal years ended December 31, 2016, 2017, 2018, and 2019, which have not previously been filed with the SEC. In addition, this Annual Report also includes unaudited quarterly financial information for the quarterly periods for the three months ended March 30, the three and six months ended June 30,and the three and nine months ended September 30, for each 2016, 2017, 2018 and 2019.

Although we have made certain filings through current reports on Form 8-K, this Annual Report is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2016. We intend to file the Form 10-Q quarterly periods for the fiscal quarters ending March 31, 2020, June 30, 2020 and September 30, 2020 as soon as practicable after the date of this Annual Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including any documents which may be incorporated by reference into this Annual Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including: our plans to convert our Bakersfield oil refinery into a renewable fuels refinery and to thereafter to operate that refinery for the production of renewable fuels; our plans to cultivate Camelina as a non-food based feedstock for use at our Bakersfield renewable fuels refinery; forecasts and projections of costs, revenues or other financial items; statements of the plans and objectives of management for future operations; statements concerning proposed new products or services; any statements regarding the timing and cost of the retooling of the Bakersfield refinery; the anticipated size of future Camelina; statements regarding future conditions in the U.S. biofuels market; and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our reports that we file with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to this company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

 -ii-

Introductory Comment

Throughout this Annual Report, the terms “we,” “us,” “our,” “our company,” and “the Company” collectively refer to Global Clean Energy Holdings, Inc. and its subsidiaries. References to “GCEH” refer only to Global Clean Energy Holdings, Inc.

GCEH is a Delaware corporation. GCEH currently operates through various U.S. and foreign wholly-owned or majority owned and controlled subsidiaries. The subsidiaries include Sustainable Oils, Inc., a Delaware corporation that owns proprietary rights to various Camelina varieties and operates our Camelina business, GCE Holdings Acquisitions, LLC, GCE Operating Company, LLC, and a series of Delaware limited liability companies that, directly or indirectly, own and operate Bakersfield Renewable Fuels, LLC, our Bakersfield, California, biorefinery.

In addition to the entities associated with the acquisition and operations of our Bakersfield refinery, we also own G.E.H. Dominicana, S.R.L., a wholly-owned subsidiary formed under the laws of the Dominican Republic, Globales Energia Renovables S DE RL DE CV, a wholly owned subsidiary formed under the laws of Mexico, as well as other inactive subsidiaries.

 -iii-

PART I

ITEM 1.	BUSINESS.

Overview

Global Clean Energy Holdings, Inc. (“GCEH”) is a U.S.-based integrated agricultural-energy biofuels company that, directly or through its subsidiaries, holds assets across feedstocks and plant genetics, agronomics, cultivation, regulatory approvals, commercialization, and biorefining and storage. Our strategy continues to be the full vertical integration of our supply chain from development of ultra-low carbon non-food based feedstocks to the production and sale of renewable fuels. Our business strategy also includes forming strategic partnerships along the entire supply chain that will allow us to rapidly scale our business. One of these strategic partnerships is with ExxonMobil Oil Corporation that allows us to access the wholesale and retail markets to monetize the fuels that we expect to produce at our Bakersfield, California, biorefinery (the “Bakersfield Biorefinery”) through the sale and distribution of the finished products.

Our integrated biofuels platform leverages our internal plant science research and development with collaborations with leading academic institutions, private researchers, farmer and cooperative partnerships for crop production, and strategic relationships for product sales and distribution. Our feedstock intellectual property rights and commercialization know-how are primarily held by Sustainable Oils, Inc. (“SusOils”), our wholly owned plant science agricultural subsidiary, and our Bakersfield Biorefinery is owned by our Bakersfield Renewable Fuels, LLC subsidiary.

The integrated field-to-tank platform is data driven, scalable and is a core differentiator that sets us apart from our peer group. By leveraging big data analysis across all aspects of research and development, feedstocks production, logistics and processing (biorefining), we aim to identify insights and efficiencies not otherwise discernable and to turn those inefficiencies into actions which directly reduce the carbon intensity of our fuels, reduce costs and improve bottom line margins.

SusOils is a plant science, commercialization and deployment company with an industry leading portfolio of intellectual property, regulatory approvals and deployment experience for Camelina sativa (“Camelina”). SusOils is engaged in the development of new and enhanced varieties of Camelina intended to advance key agronomic, genotype and phenotype attributes of the crop. SusOils owns patents on three varieties of Camelina, two utility development patents, and has another 13 patent applications in process. SusOils was also granted a first-of-its-kind feedstock-only pathway by the California Air Resources Board (“CARB”)for the production of renewable fuels under the Low Carbon Fuel Standard (“LCFS”) from its proprietary Camelina varieties. Our business plan is to utilize purpose grown Camelina from SusOils’ enhanced varieties that is processed into renewable diesel at the Bakersfield Biorefinery and then sold through our partnership with ExxonMobil Oil Corporation.

Camelina is a fast-growing, low input crop traditionally grown in rotation with wheat and other row crops. Camelina allows farmers to improve total farm economics through better overall asset utilization. As a dryland farmed rotational crop, Camelina does not displace food or create indirect land use change, which makes it unique as an ultra-low carbon intensity feedstock.

GCEH acquired Bakersfield Renewable Fuels, LLC (“BKRF”) in May 2020. BKRF owns a crude oil refinery that we are currently retooling and refurbishing into a biorefinery. The retooling and refurbishment is expected to be completed in early 2022, after which the Bakersfield Biorefinery will produce renewable diesel from both SusOils’s proprietary Camelina as well as a traditional slate of renewable feedstocks such as vegetable oils, waste fats, and greases. When completed, our Bakersfield Biorefinery will be the largest renewable fuels facility in the western United States and the largest in the country that produces renewable fuels from non-food feedstocks. At start-up BKRF will be the second largest biofuels refinery in the United States. Our integrated field-to-tank supply chain differentiates our company from most other biorefinery companies currently in the market today.

To further disintermediate the market for biofuels, we plan to co-locate agricultural and alternative energy technologies within the roughly 500 acre Bakersfield Biorefinery site by hosting both agricultural processing assets and biofuels production assets on the same site. When completed, this co-location will allow all the facilities to optimize operations, energy utilization, and logistics capacity. The co-location and integration of these systems can result in significant operating efficiencies, utility savings and other overall synergies across both the biorefinery and agricultural operations.

Organizational Information

GCEH is incorporated in the State of Delaware. GCEH’s principal executive offices are located at 2790 Skypark Drive, Torrance, California, Los Angeles County, California 90505, and its current telephone number at that address is (310) 641-GCEH (4234). GCEH maintains a website at: www.gceholdings.com. GCEH’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company are available on GCEH’s website and on the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov. Our Internet websites and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report. Our common stock trades under the symbol "GCEH".

Summary Overview of Prior Business Activities and Recent Developments

Jatropha/Mexico Operations. In 2008, we launched our first venture to produce low carbon non-food based feedstocks for renewable fuels through GCE Mexico I, LLC (“GCE Mexico”), a Delaware limited liability company that we formed with two private investors. GCE Mexico was formed to own and operate renewable fuels feedstock farms in Mexico. We began with Jatropha curcas (“Jatropha”) which is a non-edible plant indigenous to many tropical and sub-tropical regions of the world, including Mexico. During the next seven years, GCE Mexico acquired three farms in Mexico, comprising just under 15,000 acres, and planted over eight million Jatropha trees, consisting of over 20 varieties of Jatropha trees from around the world on the farms. We also tested many other plant species, both perennials and annual in an effort to optimize the land we owned, and developed valuable procedures for optimizing both the crop and our farming operations. Camelina was one of those crops that we planted between the rows of the Jatropha trees. Although we harvested significant quantities of Jatropha fruit and seed from our Mexico Jatropha farms, many of the Jatropha varieties were susceptible to diseases, as a result of which the harvests did not meet our long term requirements for operating a commercial Jatropha only seed energy farm. As a result, we decided to pursue the commercialization of Camelina as our primary biofuel feedstock. Accordingly, in December 2015 we sold our three Mexican farms, retired the associated debt, and thereafter focused our resources on Camelina and Camelina-related biofuel opportunities. Although we sold the Mexico farms, we retained all of the rights to Jatropha varieties that we developed as well as retaining all of our other intellectual property rights to develop biofuels from Jatropha.

Following the divestiture of the Mexican Jatropha farms, we continued to develop our portfolio of oilseed intellectual property at our other research and development farm in the Caribbean and our plant research operations in the U.S. We also continued to develop the additional intellectual property and obtain regulatory approvals for both Jatropha and Camelina. As a result of these efforts, in 2015 the U.S. Environmental Protection Agency issued a pathway for Jatropha oil by approving the application we filed in 2011. This pathway allows Jatropha oil to be used as a feedstock for advanced biofuels, qualifying it to generate Renewable Identification Numbers (RINs) under the Renewable Fuels Standard (RFS2).

Although we continue to believe in Jatropha as a commercially viable feedstock for producing renewable fuels, we currently are not actively pursuing any Jatropha-related projects. However, we continue to own the Jatropha-related intellectual properties that we previously developed.

Acquisition and Development of Camelina Intellectual Property. On March 13, 2013, we expanded our renewable fuels feedstock operations by purchasing certain hard assets, patents, intellectual property and other rights related to the development of Camelina as a biofuels feedstock. Camelina is an annual plant from the brassica family that is grown in northerly regions of the United States, Europe and Asia. Camelina has the potential to produce oil seed crops economically because it generally requires less water and fertilizer than many conventional crops and can be grown on land that is normally unsuitable for food production or is fallow due to crop rotation. Our patented varieties of Camelina provide high and stable yields of seeds that produce a neat oil that can be used as a feedstock for the production of renewable fuel. The Camelina assets that we acquired included three issued U.S. patents on Camelina varieties, all of the seller’s intellectual property related to the research, development, breeding and/or genetic development of Camelina, germplasm, licenses, permits, certifications and approvals granted by any governmental agencies relating to Camelina operations, and certain trade secrets, know-how, and technical data. As part of the purchase in 2013 we also acquired Sustainable Oils, LLC, a Delaware limited liability company, the “Sustainable Oils” name, and the Sustainable Oils logo. Sustainable Oils, LLC was engaged in the development, production and commercialization of Camelina-based biofuels and FDA approved animal feed.

We currently hold our Camelina assets in, and operate our Camelina business through our wholly-owned subsidiary, Sustainable Oils Inc. (“SusOils.”). In February 2015, SusOils was issued the first-of-its-kind LCFS feedstock pathway through CARB for fuels based upon our patented Camelina varieties. As a result, SusOils’s proprietary varieties are currently the only varieties of Camelina that can be supplied into the California market and that qualify for LCFS credits. For additional information regarding our Camelina operations, see, “Item 1. Sustainable Oils, Inc. And Our Camelina Operations,” below.

Organizational Structure

The following is the current business organizational chart for GCEH and its wholly-owned or controlled subsidiaries:

Business Operations-Strategy

The Company’s overall business plan remains focused on vertical integration of the complete biofuels supply chain. The anchor to this approach is to develop proprietary technology that sets us apart from the industry. Since the commencement of our renewable fuels business more than ten years ago, we have been focused on the development and commercialization of feedstocks and feedstock-related intellectual property; and over the last three years we have been pursuing the final piece with the integration of a biorefinery. This integrated approach allows us to control our own feedstock cost and supply, produce additive feedstock volume into a structurally undersupplied market, and scale the business with margin protection and feedstock supply certainty.

Our path forward includes the further development of our technology to produce greater volumes of purpose grown feedstock, improved genetics to increase overall yield per acre, and improved plant oil chemistry to enhance biorefinery efficiency.

The integrated and data driven platform will facilitate our goal of “Driving to Zero” across all areas of the business, in particular the carbon intensity of our fuels.

Acquisition and Financing of Bakersfield Renewable Diesel Biorefinery

In the Acquisition on May 7, 2020 we acquired an existing crude oil refinery in Bakersfield, California. As described elsewhere in this Annual Report, we are currently retooling and upgrading the refinery’s existing infrastructure so it is capable of producing renewable diesel, a drop-in replacement for ultra-low sulfur diesel, renewable jet fuel, renewable propane and renewable naphtha.

The Bakersfield refinery that we purchased has over 80% of the equipment on-site that we need for our biorefinery, including a hydrogen plant, a hydrotreater, reactors, fired heaters, compressors, pumps, heat exchangers and storage tanks that are capable of storing up to 2.7 million barrels of product. The site is fully permitted for grid power, gas, water treatment and disposal. The refinery also has in place much of the logistics that the biorefinery will need, including a rail spur to the mainline of BNSF Railway Company’s freight railroad network, railcar facilities, pipelines and an 8-bay truck rack. We will have to refurbish some of the equipment, including the hydrogen plant, the hydro-processing unit, some of the storage tanks, and the automation controls, and will also have to make other structural upgrades to the rail system and pipelines. In addition, we have ordered certain specialized biorefining reactors, catalysts and process equipment. The engineering and construction, start-up and testing of the biorefinery is planned to take 18 to 20 months from the date of the Acquisition and to be completed in early 2022.

In connection with developing our new renewable fuels biorefinery, we licensed from Haldor Topsoe A/S certain proprietary processes, catalysts, and equipment designs for the hydroprocessing of natural feedstock, and have engaged ARB, Inc., a subsidiary of Primoris Services Corporation, to provide most of the services for the engineering, procurement, construction, and commissioning of the Bakersfield Biorefinery. In order to finance the costs of the Acquisition and the development, construction, completion, ownership and operation of the refinery, we have entered into two credit facilities pursuant to which we can borrow up to a maximum aggregate amount of $365 million (the “Financing Transaction”).

The Acquisition and Financing Transaction were completed through the following subsidiaries of GCEH, each of which is directly or indirectly a wholly-owned or majority-owned subsidiary of GCEH:

Name of subsidiary	Abbreviation
GCE Holdings Acquisitions, LLC	GCE Acquisitions
BKRF HCP, LLC	BKRF Mezzanine Pledgor
BKRF HCB, LLC	BKRF Mezzanine Borrower
BKRF OCP, LLC	BKRF Senior Pledgor
BKRF OCB, LLC	BKRF Senior Borrower
Bakersfield Renewable Fuels, LLC	Bakersfield Renewable Fuels

Share Purchase Agreement and Call Option Agreement

Effective as of April 29, 2019, GCE Acquisitions entered into a Share Purchase Agreement with Alon Paramount Holdings, Inc. (“Alon Paramount”) to purchase all of the issued and outstanding shares of Alon Bakersfield Property, Inc. (“ABPI”). ABPI was the owner of the Bakersfield refinery. The Share Purchase Agreement was amended on September 27, 2019, October 4, 2019, October 11, 2019, October 28, 2019, March 23, 2020 and May 4, 2020 and is herein collectively referred to as the “Share Purchase Agreement”. The total consideration paid for the shares of ABPI was $40 million. We obtained the funds used to pay the purchase price from funds we borrowed in the Financing Transaction described below.

Prior to the closing of the purchase and sale, ABPI converted its organizational form from a Delaware corporation to a Delaware limited liability company and, at the same time, changed its name to “Bakersfield Renewable Fuels, LLC.” As a condition to the Financing Transaction, on May 4, 2020, GCE Acquisitions assigned its rights under the Share Purchase Agreement to BKRF Senior Borrower. On May 7, 2020 BKRF Senior Borrower purchased all of the outstanding equity interests of Bakersfield Renewable Fuels, LLC for $40 million. As a result, BKRF Senior Borrower now owns Bakersfield Renewable Fuels, LLC, which is the entity that owns the refinery. In connection with the Acquisition, BKRF Senior Borrower agreed to undertake certain cleanup activities at the refinery and provide a guaranty for liabilities arising from the cleanup.

Concurrently with the closing of the Acquisition, GCEH and GCE Acquisitions entered into a Call Option Agreement with Alon Paramount pursuant to which GCEH granted to Alon Paramount an option to purchase from GCEH up to 33 1/3% of the membership interests of GCE Acquisitions. The option will expire on the 90th days after the refinery has commercially operated for 90 days at certain target production rates. Under the Call Option Agreement, until the expiration of the option, GCE Acquisitions has agreed to not transfer the ownership of any of its subsidiaries other than those contemplated by the Credit Agreements entered into with the Senior Lenders and the Mezzanine Lenders, or to modify or amend the certain material terms of such Credit Agreements.

Senior Credit Agreement

BKRF Senior Borrower and its direct parent, BKRF Senior Pledgor, entered into that certain Credit Agreement, dated May 4, 2020, with a group of lenders (the "Senior Lenders") pursuant to which the Senior Lenders agreed to provide a $300 million senior secured term loan facility to BKRF Senior Borrower to enable BKRF Senior Borrower to acquire the equity interests of Bakersfield Renewable Fuels and to pay the costs of the retooling of the Bakersfield Biorefinery. The Senior Lenders consist of Orion Energy Partners, L.P., GCM Grosvenor and Voya Investment Management. Orion Energy Partners TP Agent, LLC acts as administrative agent for the Senior Lenders.

The senior loan bears interest at the rate of 12.5% per annum, payable quarterly. The principal of the senior loans is due at maturity, provided that the borrower must offer to prepay the senior loans with any proceeds of asset dispositions, borrowings other than permitted borrowings, proceeds from damage or losses at the refinery, and excess net cash flow. The borrower may also prepay the senior loan in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, the Senior Lenders have been issued Class B Units in BKRF Mezz Borrower (see "BKRF Mezz Borrower LLC Agreement," below).

The senior loans are secured by all of the assets of BKRF Senior Borrower (including its membership interests in Bakersfield Renewable Fuels), BKRF Senior Pledgor's membership interest in BKRF Senior Borrower, and all of the assets of Bakersfield Renewable Fuels (BKRF Senior Pledgor, BKRF Senior Borrower and Bakersfield Renewable Fuels, collectively, "Loan Parties").

The senior loans mature on November 4, 2026. The Senior Lenders have a right to accelerate the maturity date of the senior loans upon the occurrence of an event of default. Events of default include, in addition to customary events of default, the change of control of a Loan Party, the breach of any material refinery-related agreement, the bankruptcy of any party to a material refinery-related agreement, the failure to substantially complete the repurposing of the Bakersfield Biorefinery by March 31, 2022, and the failure to meet certain project milestones by dates specified dates in the Credit Agreement.

Under the Credit Agreement, the Loan Parties have made a number of affirmative and negative covenants. These include, among others, limitations and restrictions on incurring other indebtedness, encumbering their assets, making distributions and other payments to affiliates, entering into transactions with their affiliates, and modifying material project agreements, in each case without the Senior Lenders' prior consent. Notwithstanding the foregoing, subject to certain limitations, the Loan Parties may obtain a working capital credit facility or facilities without the consent of the Senior Lenders.

Mezzanine Credit Facility

BKRF Mezz Borrower and its direct parent, BKRF Mezz Pledgor, entered into a second Credit Agreement, dated May 4, 2020, pursuant to which the Mezzanine Lenders have agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield Biorefinery. BKRF Mezz Borrower has not drawn down on the credit facility as of the date of this Annual Report. The Mezzanine Lenders, for whom Orion Energy Partners TP Agent, LLC acts as administrative agent, consist of Orion Energy Partners, L.P., GCM Grosvenor and Voya Investment Management (the "Mezzanine Lenders").

The mezzanine loans bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that the borrower may defer interest to the extent it does not have sufficient cash to pay the interest, such deferred interest being added to principal. In addition, as additional consideration for the mezzanine loans, the Mezzanine Lenders will be issued Class C Units in BKRF Mezz Pledgor at such times as advances are made under the mezzanine loans (see "BKRF Mezz Borrower LLC Agreement," below).

Principal of the mezzanine loans is due at maturity provided that the borrower must offer to prepay the loan with any excess net cash flow. The borrower may also prepay the loan in whole or in part with the payment of a prepayment premium.

The mezzanine loans are secured by all of the assets of BKRF Mezz Borrower and BKRF Mezz Pledgor, including BKRF Mezz Pledgor's membership interest in BKRF Mezz Borrower.

The mezzanine loans mature in November 2027. The Mezzanine Lenders have a right to accelerate the maturity date of the mezzanine loans upon the occurrence of an event of default. Events of default include, in addition to customary events of default, the change of control of a loan party and any default under the Credit Agreement with the Senior Lenders.

The Loan Parties are subject to certain affirmative and negative covenants with the lenders. These include, among others, limitations and restrictions on the Loan Parties and their subsidiaries incurring other indebtedness, encumbering their assets, making distributions and other payments to affiliates, entering into transactions with their affiliates, and modifying material project agreements, in each case without the Mezzanine Lenders' prior consent.

BKRF Mezz Borrower LLC Agreement

On May 4, 2020, GCEH Acquisitions and BKRF Mezz Borrower entered into the BKRF HCB LLC Amended and Restated Limited Liability Company Agreement (the "BKRF Mezz Borrower LLC Agreement"). There are three classes of membership interests (Units) under the BKRF Mezz Borrower LLC Agreement: (i) Class A Units, all of which are held by GCE Acquisitions; (ii) Class B Units, all of which are reserved for the issuance to the Senior Lenders, and (iii) Class C Units, all of which are reserved for the issuance to the Mezzanine Lenders.

On May 7, 2020, concurrently with the initial funding by the Senior Lenders under the Credit Agreement, BKRF Mezz Borrower issued Class B Units to the Senior Lenders. At such time as the Mezzanine Lender advances funds under the Mezzanine Lender Credit Agreement, BKRF Mezz Borrower will issue Class C Units to the Mezzanine Lenders.

Until the later of (i) five years from the commercial operations date of the Bakersfield Biorefinery and (ii) the date the Senior Lenders have received two times the loan amount under the credit facility (the “Termination Date”), the Senior Lenders, as holders of the Class B Units, are entitled to receive quarterly distributions of 25% of the free cash flow until the Senior Lenders have received (collectively, from these cash distributions plus principal and interest on the senior loans) an amount equal to a 2X multiple of invested capital ("MOIC"), or two times the amount of the senior loans, for a total of up to $600 million, and, if the Termination Date has not occurred, thereafter quarterly distributions of 5% of the free cash flow until the Termination Date.

Under the BKRF Mezz Borrower LLC Agreement, the Mezzanine Lenders, as holders of the Class C Units, are entitled to receive out of the distributions by BKRF Mezz Borrower not paid to the Class B Members, the following:

•	First, 80.0% of such distributions until the Mezzanine Lenders have received cumulative payments (distributions and principal and interests on the mezzanine loans) equal to 2.0X MOIC;
•	Second, 65.0% of such distributions until the Mezzanine Lenders have received cumulative payments equal to 3.0X MOIC;
•	Third, 50.0% of such distributions until the Mezzanine Lenders have received cumulative payments equal to 4.0X MOIC;
•	Fourth, 30.0% of such distributions until the Mezzanine Lenders have received cumulative payments equal to 99.0X MOIC.

The board of managers of BKRF Mezz Borrower is elected by the Class A Member. The holders of the Class B Units and the Class C Units have no voting rights in the election of such managers. Although the holders of the Class B Units and the Class C Units do not participate in the management of BKRD Mezz Borrower, certain actions require the prior consent of the holders of a majority in interest in both the Class B Units and Class C Units. These approval rights include any affiliate transaction on non-arm’s length terms, the issuance of certain equity securities by BKRF Mezz Borrower or its subsidiaries, any significant tax decision, any reorganization or other transaction or amendment to the BKRF Mezz Borrower LLC Agreement that would adversely affect the rights of the Senior Lenders or Mezzanine Lenders with respect to their respective Units; or any public offering of equity interests of BKRF Mezz Borrower or any of its subsidiaries. Other than these approval rights, the holders of the Class B Units and the Class C Units have no voting rights under the BKRF Mezz Borrower LLC Agreement.

Engineering, Procurement and Construction Agreement

GCE Acquisitions entered into that certain Engineering, Procurement and Construction Agreement dated April 30, 2020 with ARB, Inc. (“ARB”) pursuant to which ARB has agreed to provide services for the engineering, procurement, construction, start-up and testing of the Bakersfield Biorefinery. The agreement, which was assigned by GCE Acquisitions to BKRF Senior Borrower, provides for ARB to be paid on a cost plus fee basis subject to a guaranteed maximum price of $201.4 million, subject to increase for approved change orders. The agreement also requires ARB to substantially complete the Bakersfield Biorefinery within 600 days following notice to proceed from BKRF Senior Borrower, and to fully complete the retooling and start-up of the Bakersfield Biorefinery within six months thereafter, subject in each case to force majeure, certain change orders and certain other limitations.

Haldor Topsoe A/S License

Effective October 24, 2018, GCE Acquisitions entered into a ten-year, non-exclusive, non-transferable license agreement with Haldor Topsoe A/S, a company established in Denmark that owns certain proprietary rights relating to processes, catalysts, and equipment designs for the hydroprocessing of natural and synthesized hydrocarbons (including, without limitation, products from Fischer-Tropsch synthesis). GCE Acquisitions licensed these rights in order to produce renewable diesel from organically derived feedstocks at the Bakersfield Biorefinery. Concurrently with entering into the license agreement, on October 24, 2018 GCE Acquisitions also entered into an engineering agreement with the U.S. affiliate of Haldor Topsoe to have the hydroprocessing unit designed and built at the Bakersfield Biorefinery, and a catalyst supply agreement for the purchase of the catalyst to be used in the hydroprocessing unit. These agreements have been assigned to Bakersfield Renewable Fuels. To date, we have paid 80% of the Haldor Topsoe license fee, with the remaining balance payable when the hydroprocessing unit has been completed and is operational. The Haldor Topsoe license gives the Bakersfield Biorefinery the right to hydroprocess 5,475,000 paid-up annual barrels at the Bakersfield Biorefinery. If the Bakersfield Biorefinery produces more than the paid up annual amount, the Bakersfield Biorefinery will have to pay additional licensing fees.

ExxonMobil Oil Corporation Product Offtake Agreement

We have signed a binding Product Offtake Agreement (the “Offtake Agreement”) with ExxonMobil Oil Corporation pursuant to which ExxonMobil has committed to purchase 2.5 million barrels of renewable diesel per year from the Bakersfield Biorefinery, and we will be obligated to sell these qualities of renewable diesel to ExxonMobil. ExxonMobil’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Biorefinery commences operations. ExxonMobil has the option to extend the initial five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Biorefinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Biorefinery’s operations.

Control, Operation and Management Agreement

In order to operate and manage the Bakersfield Biorefinery, we formed GCE Operating Company, LLC, a new wholly-owned subsidiary of GCEH. On May 4, 2020, BKRF Senior Borrower entered into a Control, Operation and Maintenance Agreement (“COMA”) with GCE Operating Company pursuant to which GCE Operating Company agreed to provide all necessary services required to supervise the construction of the Bakersfield Biorefinery and, after the completion of construction, to operate and maintain the Bakersfield Biorefinery. The COMA may be terminated by either party at any time for any reason. GCE Operating Company will not be compensated for its services under the COMA. However, GCE Operating Company will be entitled to be reimbursed for any operating expenses that it incurs in the performance of its obligations under the COMA, but which expenses were not paid from Bakersfield Renewable Fuel’s accounts, which expenses are expected to comprise primarily of labor expenses and overhead of GCE Operating Company.

Sustainable Oils License Agreement

Camelina is expected to be one of the primary biofuels feedstocks used to produce renewable diesel at the Bakersfield Biorefinery. Sustainable Oils, Inc., a wholly-owned subsidiary of GCEH (“SusOils”), owns multiple issued patents on varieties of Camelina that are suitable for commercial production in low-input agricultural areas in the U.S. The patented, patent pending and development varieties of Camelina provide high and stable yields of seeds that can be used as feedstocks for the production of renewable fuel. In order to obtain access to the patented varieties of Camelina, Bakersfield Renewable Fuels and SusOils have entered into a ten-year license agreement. The SusOils license grants Bakersfield Renewable Fuels the limited right to process, refine, produce, market and sell in North America Camelina oil biofuels that are derived from SusOils’s patented varieties of Camelina. Under the license agreement, SusOils also granted the Biorefinery a non-exclusive, non-sublicensable, royalty-free license to use the name "Sustainable Oils" and the Sustainable Oils logo to identify its biofuel as a product of SusOils Camelina. SusOils will manage all the business, farmers management and agricultural activities needed for the deployment of Camelina as a purpose grown crop for the Bakersfield Biorefinery. This includes identifying farmers to grow the SusOils Camelina.

In consideration for the rights granted under the SusOils license agreement, Bakersfield Renewable Fuels has agreed to pay SusOils, on a quarterly basis, a royalty of $0.01125 per pound of SusOils Camelina that is used at the Biorefinery. In the event that the Biorefinery does not purchase all of the Camelina that the farmers produce in any growing season, SusOils will have the right to market and sell such excess Camelina for its own account. The license is a non-exclusive license, and SusOils will continue to have the right to produce its own crop independent of the Bakersfield Biorefinery.

Camelina Farming Operations

In 2013, we purchased (i) certain assets, patents, and other intellectual property and rights related to the development of Camelina sativa as a biofuels feedstock (the “Camelina Assets”) and (ii) all of the membership interests of Sustainable Oils, LLC, a Delaware limited liability company. Sustainable Oils, LLC had been engaged in the development, production and commercialization of Camelina-based biofuels, including Camelina oil renewable jet fuel that was sold to the U.S. Navy for use in its aircraft, and FDA approved animal feed.

The Camelina Assets that we acquired included: three issued U.S. patents on Camelina Sativa varieties; all of the seller’s intellectual property related to the research, development, breeding and/or genetic development of Camelina; germplasm; licenses, consents, permits, variances, certifications and approvals granted by any governmental agencies relating to Camelina operations; the name “Sustainable Oils” and the Sustainable Oils logo; and certain trade secrets, know-how, and technical data.

We hold the Camelina Assets and operate our Camelina business through Sustainable Oils, Inc., a Delaware corporation that transacts business under the name “SusOils”. Sustainable Oils, Inc. currently is a wholly-owned subsidiary of GCEH. However, Sustainable Oils, Inc. has issued a non-transferable warrant for the purchase of 8% to Sustainable Oils, Inc.’s outstanding capital stock. The warrant expires on June 1, 2021 and is exercisable for a purchase price of $20 million.

SusOils owns the intellectual property and related know-how for farming of Camelina, is involved in, and funds, various research programs related to improving the growing characteristics and capabilities, including enhancing the yields, of Camelina. In 2019, SusOils supported approximately 500 acres of Camelina seed production for the purpose of generating certified seed for 2020 plantings. SusOils had approximately 1,500 acres under contractual production in 2020 and will significantly expand Camelina seed production in future years. SusOils will control certified Camelina seed production and development and may enter into business arrangements to accomplish the cultivation, production, storage and transportation of the Camelina feedstock.

In 2013, Camelina was approved as an advanced biofuel feedstock and granted a pathway under the US EPA Renewable Fuel Standard (RFS) program enabling it to produce D4 or D5 RINs from biodiesel, renewable diesel, jet fuel, heating oil, naphtha and LPG. The EPA’s evaluation confirmed Camelina and its co-products met the emissions reduction thresholds prescribed in 40 CFR § 80.1426 of the RFS. As a result of the approval, Camelina is at a competitive advantage over other oilseed crops current with an RFS pathway.

SusOils applied for and was granted a first-of-its-kind pathway from CARB in 2016. The feedstock-only approval applies to SusOils patented Camelina varieties only and must be combined with a biorefinery pathway like BKRF’s to produce a full well-to-wheels carbon intensity. When registered as a fuels pathway, Camelina-based renewable diesel’s carbon intensity is anticipated to be at or below that of other waste products like used cooking oil or distillers’ corn oil.

Principal Products

Renewable Diesel

The Bakersfield Biorefinery will produce renewable diesel as its primary product to be sold into the transportation sector, and it will also produce other co-products such as renewable naphtha, renewable propane, and renewable butane, which will also be marketed.

Renewable diesel is made from the same feedstocks as biodiesel, but a variety of favorable qualities distinguish it as a superior fuel, causing it to carry a price premium to biodiesel. To make renewable diesel, feedstocks such as Camelina, used cooking oil, tallow, or various vegetable oils are hydrotreated and isomerized to produce a fuel chemically identical to fossil diesel but with less contaminants. Since renewable diesel is chemically identical to fossil diesel, it can utilize the same infrastructure and can function as a drop-in, 100% replacement for fossil diesel; renewable diesel does not need to be blended like biodiesel for use in modern engines on the road today. Also, renewable diesel does not experience the cold weather performance issues, water absorption, or microbial growth of biodiesel. Finally, because of lower levels of contaminants, renewable diesel burns cleaner than fossil diesel, reducing emissions by up to 85% as well as reducing engine maintenance issues.

Biofuels Oil Feedstock

Our goal is to use Camelina as our primary feedstock at the Bakersfield Biorefinery. The feedstock oil needed for the production of renewable jet, biodiesel, renewable diesel and HVO that is currently available on the market today is primarily supplied from edible seed oils, including soy, canola (rapeseed), sunflower and palm. There are other types of feedstock that can be converted into biofuels, like animal fats and recycled cooking grease. Until our Camelina production ramps up to significant and sustainable levels, we will produce renewable fuels at the Bakersfield Biorefinery from seed oils, animal fats, recycled cooking grease and other types of feedstocks. However, our goal is to have Camelina oil produced from our patented Camelina varieties become the primary source of our biofuels feedstock. The significant advantages of Camelina over other traditional oilseed crops are that it is ultra-low carbon and does not compete for resources with other crops grown primarily for food consumption.

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

Camelina seeds typically contain between 35-42% oil and are high in omega-3 fatty acids. This makes the oil very desirable for biofuels production and the meal left after the oil has been removed is a very good option for livestock feed—competing directly with soy and canola meal.

SusOils’ patented seed varieties perform reliably across a diverse range of agronomic settings and produce reliable yields, oil content, architecture, height, chemical composition as well as protein and fiber content.

Biomass Feedstock

Camelina produces a co-product from the oil extraction process which is a high protein meal that has been tested and approved by the Food and Drug Administration (FDA) as a livestock (animal) feed for cattle, chickens and pigs. This provides additional revenue and reduces the net production cost of Camelina oil, further improving feedstock economics.

Emissions Reduction Regulations

In response to anthropogenic climate change intergovernmental organizations like the United Nations and World Bank, as well as numerous governments, supranational organizations, like the European Union, and sub-national actors, like California and British Columbia, have implemented regulations to curtail the production of greenhouse gas emissions. Regulations are beginning to span and interlace cap-and-trade policies, low carbon fuel standards, renewable portfolio standards and carbon taxes, as well as others. The overarching objective is greenhouse gas (GHG) reductions and associated climate change mitigation. With the exception of a carbon tax, GHG reduction schemes utilize tradable credit that represent the reduction of a certain amount of carbon dioxide equivalent (CO2e) or the production of a certain volume of fuel.

Renewable energy and energy efficiency projects make up the bulk of mitigation and reduction strategies currently deployed around the world. Biofuels have been the cornerstone of renewable energy policies since the beginning and offer regulators, end users and consumers a unique set of attributes that include sustainability, meaningful emissions reductions and economic and energy security. Furthermore, as biofuel policies evolve, first generation feedstocks, those based on, or derived from food crops are being replaced with second generation, non-food based crops like Camelina. Camelina is grown on land that is fallow for one reason or another or otherwise unsuitable for food crop production and as a result, sidestep the controversial food versus fuel tradeoff currently hampering certain feedstocks development. Camelina is grown on fallow rotational land or in other formats that do not displace food crops. This distinction between food and non-food is critical as regulated markets mature and policies shift to discourage the conversion of food into fuel.

In the United States, federal legislation called the renewable fuel standard (RFS) mandates that a certain volume of biofuels are blended into the fuel supply every year. In California, the low carbon fuel standard (LCFS) requires regulated parties to reduce the overall emissions of their fuels to a predefined ceiling. In both cases, renewable fuel producers generate tradable compliance instruments, which represent either a volume of fuel or a set amount of CO2e reduction. These credits are then surrendered by regulated parties to demonstrate compliance. The RFS and LCFS require that fuels are made from approved pathways and feedstocks. Camelina has full EPA approval under the RFS to produce both D4 (biomass-based diesel) and D5 (advanced biofuel) Renewable Identification Numbers (RINs) under the Renewable Fuels Standard (RFS2).

In March 2015, California (CARB) approved a first-of-its-kind feedstock-only pathway for SusOils’s patented Camelina oil. The pathway only applies to SusOils's US Patent and Trademark Office-registered seed varieties - no other Camelina seed or oil can be used to produce LCFS compliant fuel. At a cumulative carbon intensity (CI) of 7.58 g/MJ, final fuels can be produced at less than 20. The result is that fuel producers and obligated parties in California can meet their LCFS emissions reduction requirements with significantly less fuel that would otherwise be required using traditional feedstocks like soybean (53 g/MJ). LCFS credits are generated based upon the carbon intensity of the underlying fuel, which means Camelina-based fuels will generate significantly more value per gallon than any other virgin oil-based fuel. By example, if the LCFS credit price is $200 /MT of carbon, Camelina biofuels can produce more than $1.00 more per gallon than soybean-based fuel.

Technology and Patents

Camelina: SusOils owns a number of patents and other intellectual properties and know-how related to the production and cultivation of Camelina as a feedstock. SusOils also has been issued a patent for a method of (non-GMO) transformation of Camelina plants and its agronomic qualities, and a patent for a method to alter and/or improve the fatty acid composition of a Camelina plant cell. SusOils currently also has 13 patent applications in process.

Jatropha: We do not currently own any patentable technology relating to our Jatropha operations. However, we have developed considerable know-how, trade secrets, and proprietary processes and procedures for farm development and operations management, and we own certain intellectual property related to the genetics of the Jatropha trees that were selectively bred and propagated by GCEH in Mexico and the Caribbean.

Any technology we develop will be in one of three main categories: (i) plant and soil sciences, (ii) agricultural technology and procedure development, or (iii) material processing and end use applications. Such technologies developed are expected to assist in reducing costs, improving efficiency and allowing us to move our products higher up the value creation.

Market

Renewable Diesel. Most renewable diesel in the United States is consumed in California, due to its strong LCFS program. In 2019, almost 700 million gallons per day (MMGal) of renewable diesel was consumed in California, compared to approximately 900 MMGal in the United States; most of the remaining renewable diesel is consumed in Oregon under its Clean Fuels Program. Domestic production accounted for roughly 500 MMGal and foreign imports accounted for 420 MMGal, most of which originated in Singapore. Domestic production is forecasted to increase significantly during the next five years as projects representing over two billion gallons per year of capacity have been announced by various companies; however, we only expect a portion of these projects to actually come online.

Since renewable diesel is a 100% replacement for fossil diesel, the total potential market is represented by the sum of biodiesel, renewable diesel, and fossil diesel consumption by the transportation sector, which was almost 4,000 MMGal for California in 2019. The United States transportation sector consumed 47 billion gallons in 2019. Canada will also represent an important market as it implements its own LCFS program.

Agriculture: When SusOil Camelina grain is processed, extracted neat plant oil and biomass is produced, the latter of which is a protein rich animal feed supplement similar to canola or soybean meal. The market for protein meal in the western United States is roughly 17 MMTPY (million tons per year), and is supplied primarily from interior states that grow and extract row crops like soybeans. The livestock industry in California’s San Joaquin Valley, which has among the largest concentrations of cattle and dairy procures in the US, imports virtually all its portion of California’s 5.7 MMTPY of protein meal from outside its borders. Domestic production of protein meal is estimated to be 125 MMTPY, which does not include imports from other parts of the world.

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

We believe there is sufficient global demand for alternative, non-food based inedible biofuel feedstocks to allow a number of companies to successfully compete worldwide. In particular, we note that we are the only U.S.-based public company producing non-food based inedible oils for the production of biofuels, which gives us a unique competitive advantage over many foreign competitors when competing in the U.S.

The price basis for our oil and meal products will be comparable to their edible oil and biomass equivalents. To date, we have not identified any substantial effort being undertaken for the commercialization of other inedible oils that could compete with Camelina in the near term. With the growing demand for plant-based feedstocks, and the high price of oil and biofuels, we anticipate that we will be able to sell our plant oils, meal and biofuels profitably.

Employees.

As of September 10, 2020, we had 36 full time employees, of whom 32 were located at our Bakersfield Biorefinery and four were located at our corporate office. As of September 10, 2020, we also engaged 15 full or part-time contract employees and consultants. All of the employees who are located at the Bakersfield Biorefinery are employed by GCE Operating Company, LLC, the wholly-owned subsidiary of GCEH that operates the Bakersfield Biorefinery under the COMA. We anticipate that we will have to hire additional employees at the Bakersfield Biorefinery in the future to support our operational needs. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial conditions and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission.

Risks Related to Our Business

We have not completed the construction and commissioning of the Bakersfield Biorefinery. We may experience time delays, unforeseen expenses and other complications while developing the Bakersfield Biorefinery, which complications could delay the commencement of revenue-generating activities and increase our development costs.

We have entered into a binding turnkey agreement with guaranteed maximum price for the engineering, procurement and construction of the Bakersfield Biorefinery with ARB, Inc., a premier contractor for the construction of power generation, renewable energy and refinery projects. The engineering and construction of the Bakersfield Biorefinery is expected to take up to 20 months to complete before the Bakersfield Biorefinery can commence operations. Although ARB has agreed to complete the construction of the Bakersfield Biorefinery within a specified period at a maximum price to us, the construction of these kinds of facilities is inherently subject to the risks of unforeseen required change orders, regulatory issues, cost overruns and delays. Delays in the development beyond our estimated timelines, or amendments or change orders to the ARB construction contract, could increase the cost of completion beyond the amounts that we have budgeted. Furthermore, while we believe that we currently hold all necessary the environmental, regulatory, construction and zoning permissions that we need for the construction of the Bakersfield Biorefinery, no assurance can be given that we will not be required to obtain additional regulatory and land use approvals, which additional regulatory approvals may delay the completion of the Bakersfield Biorefinery or increase its development costs. If ARB is for any reason unable to construct and commission the Bakersfield Biorefinery within the financial and timing requirements, our business and our expected operating results, cash flows and liquidity could be materially and adversely affected.

We have a limited operating history in commercially refining and selling biofuels, and no history in operating a renewable diesel biorefinery. Accordingly, we have no history from which an investor can reliably evaluate our business and prospects.

We have a limited operating history and track record in the biofuels market, and no history in the construction and operations of a renewable fuels biorefinery. Prior to the acquisition of the Bakersfield Biorefinery, we were an energy agri-business company focused on the development of ultra-low carbon non-food based feedstocks for renewable fuels and chemicals in the U.S. Mexico and the Caribbean. Our strategy depends on our ability to successfully operate the Bakersfield Biorefinery and to provide the Bakersfield Biorefinery with sufficient feedstocks, particularly Camelina that is grown for the Bakersfield Biorefinery by third party farmers. However, we have no history of owning, developing, constructing or operating a renewable fuels refinery. As a result, our prior operating history and our historical financial statements may not be a reliable basis for evaluating our business prospects or the future value of our Common Stock. We cannot give you any assurance that we will be able to implement our strategy in the manner we expect, if at all, or achieve our internal business projections, or that our assumptions regarding the operations of the Bakersfield Biorefinery or the Camelina feedstock production will be accurate. Our limited operating history also means that we may have to develop and implement various alternate policies and procedures related to Bakersfield Biorefinery’s development and future operations, to our feedstock supply chain, and to other matters.

Our ability to implement our business strategy may be materially and adversely affected by many known and unknown factors.

Our business strategy relies upon our future ability to successfully operate the Bakersfield Biorefinery and to source Camelina and other feedstocks in a cost-effective manner. Our business strategy relies on numerous assumptions, which assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. Our future ability to execute our business strategy is uncertain, and it can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our business. Among the factors that could have a material adverse effect on our ability to implement our strategy and achieve our targets are the following:

•	Inability to complete the construction of the Bakersfield Biorefinery on time and for the anticipated cost;
•	inability to source feedstock for the Bakersfield Biorefinery, including Camelina, in sufficient quantities and/or at economically attractive prices;
•	failure to manage third party Camelina cultivation operations at the expected cost and in the projected time frame;
•	inability to enter into profitable energy-related transactions as part of our biofuels sales and trading operations, and to optimally price and manage position, performance and counterparty risks;
•	failure of the licensed proprietary technology to perform as expected;
•	changes in existing and future governmental laws and regulations affecting the energy markets in general, and the renewable energy markets in particular;
•	changes in general economic, political and business conditions in the U.S., particularly those that affect the energy and renewable fuels markets;
•	increases in operating costs, including the need for additional or unexpected capital improvements, insurance premiums, general taxes, real estate taxes and utilities, and other costs affecting our profit margins;
•	public health crises, such as the coronavirus outbreak that began in early 2020, which could impact global economic conditions; or
•	inability, or failure, of any customer or contract counterparty to perform their contractual obligations to us.

A termination of the ExxonMobil Oil Corporation Product Offtake Agreement would negatively affect our future marketing and sales of renewable diesel and would trigger and event of default under our two credit facilities.

Under the Offtake Agreement that we entered into with ExxonMobil Oil Corporation, ExxonMobil has agreed to purchase 2.5 million barrels of renewable diesel per year from the Bakersfield Biorefinery for a period of five years following the date that the Bakersfield Biorefinery commences operations. ExxonMobil has the option to extend the initial five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Biorefinery does not meet certain production levels by the end of the first and second six-month periods following the commencement of the Bakersfield Biorefinery’s operations. In addition, ExxonMobil can terminate the Offtake Agreement if the construction of the biorefinery is not completed by a specified date. In addition, termination of the Offtake Agreement could constitute an event of default under the Credit Agreements that provide us with $300 million of financing from our Senior Lenders, and up to $65 million from our Mezzanine Lenders. Our obligations under the Credit Agreements are secured by a security interest in all of the assets at the Bakersfield Biorefinery and by all of the assets and ownership interests of our subsidiaries that owns the Bakersfield Biorefinery.

We are dependent on ARB, Inc. and other contractors for the successful completion of the Bakersfield Biorefinery.

The construction of most of the Bakersfield Biorefinery has been outsourced to ARB under an engineering, procurement and construction (EPC) contract, but certain other contractors have also been engaged by us to, among other things, construct and refurbish railroad tracks through the Bakersfield Biorefinery and to install underground pipelines. Our business strategy is highly dependent on our contractors’ performance under their agreements with us. Our contractors’ ability to perform successfully under their contracts is dependent on a number of factors, including their ability to:

•	design and engineer the Bakersfield Biorefinery to operate in accordance with specifications;
•	engage and retain third-party subcontractors and procure equipment and supplies;
•	respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control;
•	attract, develop and retain skilled personnel, including engineers;
•	post required construction bonds and comply with the terms thereof;
•	manage the construction process generally, including coordinating with other contractors and regulatory agencies; and
•	maintain their own financial condition, including adequate working capital.

Although our EPC contract with ARB provides for liquidated damages if ARB fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of our Bakersfield Biorefinery, and any liquidated damages that we receive may not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the project or result in a contractor’s unwillingness to perform further work on the project. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement, we would be required to engage a substitute contractor. Any of the foregoing events would likely result in significant project delays and increased costs.

We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

We believe that we currently hold the requisite regulatory approvals to construct and to thereafter operate the Bakersfield Biorefinery. Although we have implemented safety procedures for the operation of the Bakersfield Biorefinery and the disposal of  waste products to comply with these laws and regulations, we cannot be sure that our safety measures are compliant or capable of eliminating the risk of accidental injury or contamination from the use, generation, manufacture, or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that violations of environmental, health and safety laws will not occur as a result of human error, accident, equipment failure or other causes.

Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present or future laws could result in the imposition of fines, regulatory oversight costs, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations. Environmental laws could become more stringent over time, requiring us to change our operations, or imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. Similarly, our business may be harmed if existing initiatives to further reduce emissions of greenhouse gases, which improve the competitiveness of renewable fuels relative to petrochemicals, do not become legally enforceable requirements, or if existing legally enforceable requirements relating to greenhouse gases are amended or repealed in the future. The costs of complying with environmental, health and safety laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our financial condition or operating results.

Loss of key personnel or our inability to attract and retain additional key personnel could harm our ability to meet our business objectives.

Our Bakersfield Biorefinery operations and Camelina feedstock businesses involve complex operations spanning a variety of disciplines that require a management team and employee workforce that is knowledgeable in the many areas necessary for our operations. While we have been successful in attracting certain experienced, skilled professionals to our company, we will have to identify, attract and retain a significant number additional such employees once the Bakersfield Biorefinery is operational and the Camelina cultivation expands to our projected levels. Failure to hire the qualified employees that we will need could affect operations and the future profitability of the Bakersfield Biorefinery’s operations. We are also heavily dependent upon certain of our current senior executives and upon certain key independent contractors and advisors for supervising the construction of the Bakersfield Biorefinery and the operations of the Bakersfield Biorefinery. The loss of these key employees and contractors could have a significant detrimental impact on the development and initial operations of the Bakersfield Biorefinery and on the implementation of our Camelina cultivation operations. Hiring, training and successfully integrating qualified personnel into our operation is a lengthy and expensive process. The market for qualified personnel is very competitive because of the limited number of people available with the necessary skills to operate a renewable diesel refinery, to successfully source feedstock, and to commercialize the renewable fuels the Bakersfield Biorefinery is designed to produce. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our future operations.

Our Camelina patents may not protect us against competition from other biofuel competitors.

An important element of our plan of operations of our Bakersfield Biorefinery is the use of our Camelina oil that is derived from our patented varieties of Camelina as one of the principal feedstocks at the Bakersfield Biorefinery. We currently have three patented varieties of Camelina and are in the process of filing additional patent applications for another six Camelina plant varieties and several patents enhancing our existing patent position. Interpreting the scope and validity of patents and success in prosecuting patent applications involves complex legal and factual questions, and the issuance, scope, validity, and enforceability of a patent cannot be predicted with any certainty. Patents issued to us may be challenged, invalidated or circumvented. In addition, we cannot be certain that any of our patent applications will result in issued patents, or if issued, we cannot be certain of the validity and/or enforceability of any newly issued patents. Moreover, we cannot be sure that any of our or patent rights will be broad enough in scope to provide commercial advantage and prevent circumvention. We believe that our enhanced, patented varieties of Camelina will produce larger Camelina harvests per acre of cultivated land, and that the Camelina seeds harvested from these patented varieties have beneficial properties for the production of Camelina feedstock oil. However, our patents do not give us the exclusive right to cultivate other varieties of Camelina nor do our patents limit the right of others to use the oil from such other Camelina varieties as a biofuels feedstock. No assurance can be given that other biofuel producers will not imitate our business plan and use Camelina as a biofuel feedstock, nor do our existing patent rights prevent others from competing with us and developing substantially similar business plans.

Our Camelina operations will be dependent upon the availability of farmland, our relationship with third party farmers, and on factors affecting agricultural operations in general.

We don’t own or control any farms or farmland on which we can grow our patented varieties of Camelina. Accordingly, we are wholly dependent upon third party farmers to plant, cultivate, harvest and store the Camelina that we plan to use as feedstock for renewable diesel at the Bakersfield Biorefinery and possible elsewhere. Our ability to obtain the amount of Camelina that we propose to use as feedstock at the Bakersfield Biorefinery therefore is dependent upon our ability to recruit a sufficient number of farmers to grow Camelina for us, to enter into mutually acceptable financial and other arrangements with the farmers that we recruit, and for those farmers to successfully grow, harvest and deliver that Camelina to us. While we have identified a number of farmers and several farm cooperatives that have expressed an interest in producing Camelina in accordance with our proposed arrangements, as of the date of this Annual Report we have not entered into any definitive agreements for the large scale farming and production of Camelina. Accordingly, no assurance can be given that we will be able to develop and thereafter maintain the farming, storage and delivery arrangements necessary to produce the quantities of Camelina we plan to use at the Bakersfield Biorefinery. In addition to the risks associated with enrolling farmers in our proposed Camelina production operations, the results of those farming operations may be adversely affected by numerous factors over which we have little or no control and that are inherent in farming, including adverse weather (including but not limited to drought) and changes growing conditions, pest and disease problems, and new government regulations regarding farming and the marketing of agricultural products.

Risks Relating to Our Financial Matters

We are a development stage company that currently has no revenues, and we do not expect to generate any revenues until the Bakersfield Biorefinery commences commercial operations.

We are a development stage company with no revenues and no operations other than those related to the construction of the Bakersfield Biorefinery and to the development of our Camelina cultivation operations. We do not expect to generate material revenues, if any, until after the Bakersfield Biorefinery has commenced commercial operations, which is not expected to occur until early 2022. We will incur significant net losses and significant capital expenditures through the completion of the Bakersfield Biorefinery. Any delays beyond the expected development period for the Bakersfield Biorefinery would prolong, and could increase the level of, our operating losses. Neither we nor our affiliates have previously ever managed the construction, operation or maintenance of a renewable diesel facility.

We have a history of net losses, and we may not achieve or maintain profitability.

We incurred net losses of $21.5 million during the four years ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $55.7 million. Our Bakersfield Biorefinery will be under construction until early 2022 and will not be generating any revenues during its construction phase. Accordingly, we do not expect to generate revenues from the operations of the Bakersfield Biorefinery for at least 18 months. We also expect to spend, in the aggregate, over $250 million between the filing of this Annual Report and the end of 2021 on the development and construction of the Bakersfield Biorefinery, on our debt service obligations, our upstream feedstock development operating costs, and on general and administrative expenses. Furthermore, we do not expect to generate significant revenues until the Bakersfield Biorefinery becomes operational in 2022, and we expect to incur significant losses and negative cash flows through at least 2022. No assurance can be given that the Bakersfield Biorefinery and our related Camelina operations will be profitable once the Bakersfield Biorefinery does commence operations in early 2022.

The terms of our Credit Agreements and our other financing arrangements will significantly limit the amount of cash that is available to GCEH and our stockholders.

Under our Credit Agreements we expect to obtain an aggregate of $300 million of financing from our Senior Lenders, and up to $65 million from our Mezzanine Lenders. The senior loan bears interest at the rate of 12.5% per annum, and the mezzanine loans will bear interest at the rate of 15.0% per annum on amounts borrowed. The senior loan and mezzanine loans mature in November 2026 and 2027, respectively. In addition to the loan repayment obligations under both the senior loan and mezzanine loans, BKRF HCB, LLC, one of our Bakersfield Biorefinery holding company subsidiaries, has issued membership interests (Class B Units) to the Senior Lenders and will issue membership interests (Class C Units) to the Mezzanine Lenders (or their designees). The Class B Units and Class C Units membership interests provide the holders of the Class B and Class C Units with preferential cash distribution rights over the Class A Units owned by GCEH. Under the Credit Agreements and the limited liability agreement of BKRF HCB, LLC, any excess cash from operations that the Bakersfield Biorefinery generates will first be used to make the debt service payments under the senior and mezzanine loans, and then any excess cash available after making those loan payments will be distributed to BKRF HCB, LLC to be allocated among the holders of the Class A, Class B and Class C Units. The holders of the Class B Units are entitled to receive quarterly distributions of 25% of the Bakersfield Biorefinery’s free cash flow until the senior lenders have received (collectively, from these cash distributions plus principal and interest on the senior loans) an amount equal to a 2X multiple of invested capital ("MOIC"), or two times the amount of the senior loans. Since we expect that the Senior Lenders will lend us $300 million, the Senior Lenders will have preferential rights to receive a total of up to $600 million, and under certain circumstances for a limited period, an additional 5% of the free cash flow. The cash available for distribution after payment of the Class B Units 25% allocation will be divided by the holders of the Class C Units and the Class A Units. The holders of the Class C Units will be entitled to receive 80.0% of cash distributions until the Mezzanine Lenders have received cumulative payments (cash distributions plus principal and interests on the mezzanine loans) equal to 2.0x MOIC, which percentage decreases to 65.0% (after they have received 3.0x MOIC), 50.0% (after they have received 4.0x MOIC) and 30.0% of all cash distributions thereafter. As a result of the large debt payment obligations and the foregoing preferential cash distribution allocations to the holders of the Class B and Class C Units, the amount of cash available for distribution to GCEH and our stockholders will be significantly reduced. Accordingly, even if the Bakersfield Biorefinery’s operations generate significant profits, the amount of cash available to GCEH from the Bakersfield Biorefinery will be very limited for at least five years.

Our Bakersfield Biorefinery subsidiaries are subject to various restrictions under the Credit Agreements, and substantially all of the assets of the Bakersfield Biorefinery subsidiaries are held as security under the terms of the Credit Agreements.

The obligations under the Credit Agreements are secured by a security interest in all of the assets of the Bakersfield Renewable Fuels, and by all of the assets and securities issued by the limited-purpose, wholly-owned indirect subsidiaries of the Company. The Credit Agreements are subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Senior Loans, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. A breach of any of the covenants under the Credit Agreements could result in an event of default. Cross-default provisions in the two Credit Agreements mean that an event of default under one of the Credit Agreements will trigger an event of default under the other Credit Agreement. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under the Credit Agreements to be immediately due and payable, and the secured lenders could foreclose against all of the Bakersfield Biorefinery’s assets and the ownership interests of the various subsidiaries. A foreclosure could result in the loss of our primary asset and business, and we could be forced into bankruptcy or liquidation.

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational and financing flexibility and creating default risks.

The agreements and related documents that govern our indebtedness, including but not limited to, the Credit Agreements that our subsidiaries entered into on May 4, 2020, contain covenants that place restrictions on us and our subsidiaries. The Credit Agreements restrict among other things, our subsidiaries’ ability to:

•	merge, consolidate or transfer all, or substantially all, of their assets;
•	incur additional debt;
•	make certain investments or acquisitions;
•	create liens on our subsidiaries’ assets;
•	sell assets;
•	alter the businesses our subsidiaries conduct;
•	make distributions; and
•	enter into transactions with our other affiliated entities.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, these covenants could restrict our ability to optimize our capital structure with asset-level debt or equity financings.

Risks Related to Ownership of Our Common Stock

There is a limited public trading market for our Common Stock, and you may not be able to resell your Common Stock.

Our Common Stock is traded on the OTC Pink marketplace, an inter-dealer, over-the-counter market that provides significantly less liquidity than national securities exchanges, such as The Nasdaq Stock Market. As a result, there is currently a limited public trading market for our securities. We cannot assure you that a regular trading market will develop or that if developed, will be sustained. If an active trading market does not develop, you may have difficulty selling your shares of Common Stock at an attractive price, or at all, which will result in the loss of your investment.

We cannot assure you that the Common Stock will be listed on the OTCQB, OTCQX, NASDAQ or any other securities exchange.

We intend to seek a possible listing of our Common Stock on OTCQB or OTCQX marketplaces and, when possible on one of the NASDAQ markets. However, we cannot assure you that we will be able to meet the initial listing standards of either of those trading platforms or any other stock exchange, or that we will be able to maintain a listing of the Common Stock on either of those or any other stock exchange. If we are unable to list our Common Stock on a trading platform that is regulated and There are no assurances that an active market for our shares will develop even if we are listed.

We are a “smaller reporting company” and we have elected to comply with certain reduced reporting and disclosure requirements which could make our Common Stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Regulation S-K of the Securities Act of 1933, as amended, which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we are only required to provide two years of audited financial statements in our future SEC reports. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer a “smaller reporting company”. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

We have no plans to pay dividends.

To date, we have paid no cash dividends on our Common Stock. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends.

The application of the SEC’s “penny stock” rules to our Common Stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

Because the trading price of our Common Stock has been less than $5.00 per share, our Common Stock will be subject to the SEC’s penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our Common Stock and may affect your ability to resell our Common Stock.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We have recently implemented a system of internal control over financial reporting. However, we cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

The market price of our Common Stock may be volatile.

The market price of our Common Stock may be highly volatile because, among other reasons, we have not filed all of our SEC reports in the past few years and, therefore, investors are unfamiliar with our operations and financial condition. In addition, we recently acquired the Bakersfield Biorefinery, are currently retooling and converting the refinery into a renewable diesel refinery, and expect to borrow up to $365 million to fund the foregoing purchase and conversion. However, we do not expect to generate revenues until the construction of the Bakersfield Biorefinery is completed. These factors may lead to uncertainty and speculation about our future operations and profitability, which could result in the volatility in our stock price. There are other factors that may materially affect the market price of our Common Stock that are beyond our control, such as analyst research reports, conditions or trends in the renewable fuels industry, or sales of our Common Stock by some of our larger stockholders. These factors may materially adversely affect the market price of our Common Stock, regardless of our performance. In addition, public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Our officers and directors currently own 15.7% of our voting shares as of September 10, 2020. The holdings of our directors and executive officers may increase substantially in the future upon exercise rights under any of the options,warrants or convertible notes they may hold or in the future be granted or if they otherwise acquire additional shares of Common Stock. The interests of such persons may differ from the interests of our other stockholders, including purchasers of our securities. As a result, in addition to their influence as members of our Board of Directors or as executive officers, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including purchasers in the future financings, may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for vote.

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our Board of Directors is authorized to issue Preferred Stock without obtaining stockholder approval.

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any additional shares of Preferred Stock, there can be no assurance that the Company will not do so in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Executive Offices. Our corporate offices are located at 2790 Skypark Drive, Suite 105, Torrance, California 90505. These offices, consisting of approximately 1,296 square feet, are leased under a lease that expires on July 31, 2022.

Bakersfield, California, Bakersfield Biorefinery. The street address of the Bakersfield Biorefinery 6451 Rosedale Highway, Bakersfield, California. The site has hosted a crude oil refinery for approximately 85 years. The Bakersfield Biorefinery, consisting of three areas designated as Areas 1, 2 and 3, has a total acreage of approximately 607 acres. Areas 1 and 2 are contiguous and can be accessed from Rosedale Highway, while Area 3 (approximately 83 acres) is located about two miles north of Areas 1 and 2. The Westside Parkway abuts the south side of Area 2. The renewable diesel biorefinery will be located primarily within Area 2. Area 3 is currently not in use as part of the biorefinery project. Rail tracks pass through Areas 1 and 2. The Bakersfield Biorefinery is adjacent to a major highway that provides access to the interstate highway system. The biorefinery is also connected to the existing pipeline network in the San Joaquin Valley. The facility contains a substantial amount of equipment that the Company intends to use in its renewable diesel operations, including new and refurbished equipment and vessels to receive, store, process, and refine pre-treated camelina oil, soybean oil and other waste fats, oils and greases.

ITEM 3.	LEGAL PROCEEDINGS.

Bakersfield Renewable Fuels, LLC, formerly Alon Bakersfield Property, Inc. is a party to an action titled “C & C Properties, Inc., JEC Panama, LLC, and Wings Way, LLC, Plaintiffs v. Shell Pipeline Company, Alon Bakersfield Property, Inc. & Paramount Petroleum Corporation, Eott Energy Operating Limited Partnership, and Plains All American GP, LLC,” Case No.: 1:14-cv-01889-DAD-JLT, pending in the United States Court of Appeals for the Ninth Circuit. In June 2019, the jury awarded the plaintiffs approximately $670,000 in economic loss, and an additional $6 million in benefits from trespass, against the Company and Paramount Petroleum Corporation (a parent company of Alon Bakersfield in 2019). Bakersfield Renewable Fuels has filed post-trial motions to alter or amend the judgment, or, in the alternative, for a new trial. Bakersfield Renewable Fuels is also assessing options for appellate action, if necessary. The hearing on this matter was heard in early October of 2019, and we are awaiting the court’s ruling. Under the Share Purchase Agreement, Alon Paramount agreed to assume and be liable for (and to indemnify, defend, and save Bakersfield Renewable Fuels harmless from) this litigation. In addition to the foregoing agreement to hold Bakersfield Renewable Fuels harmless from the C&C Properties litigation, a supersedeas bond has been posted as a surety to pay any final judgment (after appeals). All legal fees in this matter are being paid by Paramount Petroleum Corporation.

On August 24, 2020 Wood Warren & Co Securities, LLC filed a complaint in the Superior Court of California, Alameda County, against GCE Holdings Acquisitions, LLC titled “Wood Warren & Co Securities, LLC vs. GCE Holdings Acquisitions, LLC” (Case No. RG 20072242). The complaint alleges that GCE Holdings Acquisitions, LLC breached that certain Consulting Agreement, dated October 8, 2019, by failing to pay Wood Warren & Co Securities, LLC certain fees that Wood Warrant claims it has earned under the Consulting Agreement. Wood Warren & Co Securities, LLC has asked the court for an award of $1,223,870. The complaint was served on September 14, 2020. GCE Holdings Acquisitions, LLC has not yet responded to the complaint.

From time to time, we may become a party to legal actions and complaints arising in the ordinary course of business. Other than the foregoing arbitration proceedings, as of the date of this Annual Report we have no legal proceedings pending.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

GCEH’s common stock (“Common Stock”) is quoted on the OTC Pink marketplace under the symbol “GCEH”.

Common Stock Information

As of September 10, 2020, there were 358,499,606 shares of Common Stock outstanding. As of that date, GCEH had 1,500 Common Stock stockholders of record (excluding stockholders who hold shares in “streetname”).

Dividends

We have not paid any dividends on Common Stock to date and do not anticipate that we will pay dividends in the foreseeable future. Any payment of cash dividends on Common Stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on Common Stock in the foreseeable future.

We currently have outstanding 13,000 shares of Series B Convertible Preferred Stock (the “Series B Shares”). Under the terms of the Series B shares, no dividends are required to be paid to holders of the Series B Shares. However, the Company may not declare, pay or set aside any dividends on shares of any class or series of GCEH’s capital stock (other than dividends on shares of Common Stock payable in shares of Common Stock) unless the holders of the Series B shares shall first receive, or simultaneously receive, an equal dividend on each outstanding share of Series B shares.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders 2010 Equity Incentive Plan (1)	1,500,000	$0.0017	—

Equity compensation plans not approved by security holders Non-Qualified Stock Options (2)	197,527,315	$0.0161	N/A
Total ____________________	199,027,315		—
(1)	The 2010 Equity Incentive Plan has expired, and no additional options or awards can be granted under this plan.
(2)	Represents options to purchase Common Stock issued to officers and consultants pursuant to various employment and consulting agreements.

Recent Issuances Of Unregistered Securities

The following is a list of all issuance of unregistered securities since December 31, 2015 that have not previously been reported in a Current Report on Form 8-K. Each issuance of the shares listed below was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the act applicable to a transaction by an issuer not involving a public offering of securities. No underwriter was involved in the issuance of the shares.

a.	On May 6, 2020, GCEH issued 5,542,857 shares of Common Stock to its Executive Vice President upon the exercise of a non-qualified stock option and an incentive stock option.
b.	On May 29, 2020, GCEH issued 750,000 shares of Common Stock to one of its attorneys upon the exercise of a non-qualified stock option. The option was granted to the attorney in January 2018 as partial payment for legal services rendered to the Company.
c.	On January 2, 2020 and January 28, 2020, GCEH issued 6,677,315 and 1,000,000 shares of Common Stock, respectively, to a consultant upon the exercise of two non-qualified stock options. The options were granted as payment for services rendered to the Company.
d.	On December 30, 2019, GCEH issued 2,500,000 shares of Common Stock to a consultant upon the exercise of a non-qualified stock option. The option was granted to December 14, 2018 as partial payment for consulting services rendered to the Company.
e.	On June 24, 2019, GCEH issued 500,000 shares of Common Stock to a member of the Company’s Board of Directors upon the exercise of a non-qualified stock option. The option was granted on July 1, 2014 as payment for services rendered as a member of the Board of Directors of the Company.

Repurchase of Shares

We did not repurchase any of our shares during the five fiscal years covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report includes, in one comprehensive filing, the business and financial information for the Company for the calendar years 2016, 2017, 2018 and 2019. Therefore, this Management’s Discussion and Analysis provides an analysis of the annual financial condition and results of operations for each of the years ended December 31, 2016, 2017, 2018 and 2019. The Financial Statements and Supplementary Data include summarized quarterly financial condition and results of operations for the three months ended March 31, the three and six months ended June 30 and the three and nine months ended September 30 for each 2016, 2017, 2018 and 2019. This review should be read in conjunction with the Financial Statements and Supplementary Data, which are included in Item 15 of this Annual Report.

Overview

Since 2007, the Company has been an integrated agricultural-energy biofuels company that, directly or through its subsidiaries, acquired and developed agricultural biofuel feedstock assets. From 2007 until the end of 2015, the Company owned and operated biofuel agricultural farms in Mexico, the Caribbean and Central America that were established for the production of Jatropha oil to be used for the production of biodiesel. On December 2, 2015, GCEH sold its three Jatropha farms that were located in Mexico and shifted its focus from developing Jatropha to commercializing the Camelina assets owned by Sustainable Oils, LLC, the company that GCEH acquired in March 2013. As a result of the sale of our Mexico Jatropha farms, we extinguished approximately $22.3 million of long term liabilities from our consolidated balance sheet.

Since 2013 the Company has been engaged in developing its Camelina assets. After selling its Mexican Jatropha farms at the end of 2015, GCEH turned its attention to establishing facilities for the production and commercialization of Camelina-based biofuels. Although the Company provided biofuels-related consulting services to third parties for the first two years following the disposition of its Jatropha operations, the Company’s efforts were principally directed to developing its Camelina operations in North American and on acquiring a refinery to produce renewable diesel from Camelina. In July 2018, we entered into a letter of intent for the purchase of the Bakersfield Biorefinery. As a result of our efforts to acquire the Bakersfield Biorefinery, our general and administrative expenses increased significantly from $1.0 million in 2017 to $1.3 in 2018 and we incurred $0.5 million of preliminary acquisition costs. In 2019, in addition to our continuing efforts to purchase the Bakersfield Biorefinery, we also were actively engaged in attempting to obtain the financing required to purchase and retool the refinery, and in arranging for the construction of the Bakersfield Biorefinery. As a result of these increased activities, our general and administrative expenses increased to $3.1 million in 2019 and we incurred $1.6 million of preliminary acquisition costs.

In order to fund our increasing expenses, in October of 2018 we entered into a derivative contract (the “Derivative Contract”) with a commodity trading company for the delivery of ultra-low sulfur renewable diesel for settlement over a six-month period beginning in July 2020. Under the Derivative Contract, we received $6 million in cash. At the inception of the Derivative Contract, we recorded a $15.1 million liability and $9.1 million of financing costs. During the remaining portion of 2018, the derivative liability decreased by $3.2 million. As a result, a net expense of $5.9 million related to the derivative was recognized during 2018, which is included in “change in fair value of derivative and finance charges.” In October 2019 we modified the Derivative Contract, entered into a new Derivative Contract, and received another $4 million in cash. The cash that we received from the Derivative Contract was used to fund our operating costs, our due diligence costs, our pre-acquisition costs, the purchase price down payment/deposit for the Bakersfield Biorefinery, our consulting and legal fees associated with the acquisition, and our payments to key vendors and suppliers.

In the past year, we completed the transactions that we were working on in 2018 and 2019, including the purchase in May 2020 of the Bakersfield Biorefinery, the strategic partnership with ExxonMobil Corporation to monetize the fuels expected to be produced at the Bakersfield Biorefinery, and the various financing arrangements described in this Annual Report to fund the conversion and operation of the Bakersfield Biorefinery. These completed transactions are necessary to establish this Company’s ability to commercialize renewable fuel from Camelina and other feedstocks at the Bakersfield Biorefinery. However, because we were singularly focused on the acquisition and financing of the Bakersfield Biorefinery and on the establishment of our relationship with U.S. farmers for the cultivation of Camelina as a renewable fuels feedstock, the Company did not engage in any activities that generated revenues in 2018 or 2019.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.

The Company’s most critical accounting policies and estimates that may materially impact the Company’s results of operations include:

Capitalization of Pre-Acquisition Costs. The Company capitalizes its pre-acquisition costs once management determines that it is probable that the project will occur. Probability is determined based on (i) whether management, having the requisite authority, has implicitly or explicitly authorized and committed to funding the acquisition or construction of a specific asset, (ii) the financial resources are available consistent with such authorization, and (iii) the ability exists to meet the necessary local and other governmental regulations. Cost capitalization occurs when the event is probable, but prior to the start of construction. We capitalize those costs that are directly identifiable with the specific property and those costs that would be capitalized if the property were already acquired. We expense general and administrative and overhead costs and costs, including payroll, that would be considered support functions.

Derecognition of Liabilities. The Company reviews its liabilities, including but not limited to, accounts payable, notes payable, accrued expenses, accrued liabilities and other legal obligations, for a determination of the legal enforcement or settlement of an obligation. Upon conclusive evidence that an obligation may be extinguished, has expired, is discharged, cancelled or otherwise no longer legally exists, then the Company will derecognize the respective liability on the Company's balance sheet.

Derivative Commodity Instruments. During October 2018, the Company entered into a derivative forward contract that also included a call option. This contract was used as a source of financing, and the Company received $6 million at the inception of the contract from the counterparty. During October 2019, the derivative forward contract was amended, and the Company received an additional $4 million and the notional amount and liability increased accordingly. This derivative contract has been recorded at fair value at each balance sheet date, and the change in fair value is recognized in earnings. At the inception of the contract, the amount that the fair value of the liability exceeded the cash received was recognized in earnings. The Company does not expect to use derivative contracts in the future as a form of financing.

Recoverability of Intangible Assets. The Company invests in the development of various plant-based feedstocks for conversion to fuel as part of its core business plan and mandate. The Company has purchased patents and associated know-how that relate directly to the development and growing of Camelina. The Company invests in the ongoing development of Camelina through research and additional patents as breakthroughs occur. The Company capitalizes all of its patent expenses and amortizes these costs over a 17-year period in conjunction with the life of the patent protection. We evaluate the carrying costs of these assets on a periodic basis and will impair such value if deemed necessary. As of 2019, no impairment is necessary and the carrying value of our intellectual property (intangible assets) remains a significant value and expected economic generator going forward.

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in this Annual Report. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Results of Operations

The following discussion of the results of our operations compares our results (i) for the fiscal years ended December 31, 2019, 201`8, 2017, 2016 and 2015, and (ii) for the first quarter, the six-month period ended June 30, and the nine-month period ended in September 30 of each of 2019, 2018, 2017, 2016 and 2015.

Annual Results of Operations.

Comparison of the Years ended December 31, 2019 and 2018

Revenues. As discussed above, during 2019 and 2018 our activities were devoted solely to the acquisition and financing of the Bakersfield Biorefinery, and we did not engage in any operating activities that generated revenues. Therefore, we had no operating revenues in 2019 or 2018. The Bakersfield Biorefinery currently is being retooled and converted from a crude oil refinery into a biorefinery and is not expected to commence operations until early 2022. Therefore, we do not anticipate generating revenues from the operations of the Bakersfield Biorefinery until 2022.

General And Administrative Expenses. General and administrative expense consists of expenses generally involving corporate overhead functions and operations and the operations of the Bakersfield Biorefinery. Our general and administrative expenses increased by $1.8 million, or 138%, from $1.3 million in 2018 to $3.1 million in 2019. This increase was primarily related to an increase in professional fees, legal fees and various vendor and prospective vendor negotiations and contractual agreement costs related to purchasing the Bakersfield Biorefinery. Our preliminary acquisition costs were $1.7 million in 2019, up $1.2 million from $0.5 million in 2018. Having acquired the Bakersfield Biorefinery in May 2020, our general and administrative expenses have significantly increased in 2020 and are expected to continue to increase as the development of the refinery progresses. The additional general and administrative expenses include higher payroll costs (we have hired over 45 new employees to date in 2020), and higher accounting and professional fees.

Other Income, Net. In the first quarter of 2018 we received $0.4 million as part of a settlement we entered into with the owners of our former Mexican biofuel farms.

Interest Income/Expense. The 2018 and 2019 interest expense consisted of accrued interest of $0.4 million and $0.4 million, respectively, from promissory notes outstanding. In May 2020 we entered into the $300 million senior loan and the $65 million mezzanine loan. Accordingly, we expect that our interest cost will increase in the future as we draw down on the senior and mezzanine loans and as the outstanding principal balance increases. The applicable construction period interest costs will be capitalized into the project under the guidance of the current accounting standards.

Derecognition of Liabilities. In 2019, we recorded $2.4 million of income upon extinguishing a contingent debt and various aged accounts payables. We had no similar events in 2018.

Change in Fair Value of Derivative and Finance Charges. In October of 2018, we entered into the Derivative Contract under which we received $6 million in cash and recorded an initial $15.1 million liability associated with opening the derivative position and $9.1 million of finance costs. During the remainder of 2018, the derivative liability decreased by $3.2 million, and as a result, we recognized a net charge to earnings during 2018 of $5.9 million in connection with the derivative contract. In October 2019, we modified the terms of the derivative and received $4 million in cash from the transaction. However, during the year ended December 31, 2019 the value of the derivative liability increased to $24.8 million, which after receiving $4 million in cash, resulted in a change in fair value of $8.9 million, which was recorded as a charge to earnings.

Net losses. For 2019 we incurred an operating loss of $4.9 million, an increase of $2.8 million from our operating loss of $2.1 million in 2018. Our operating loss increased because of the substantial increase in our general and administrative expenses related to increase in costs associated with the purchase and financing of the Bakersfield Biorefinery. Our total net loss for the year 2019 was $11.8 million, an increase of $3.8 million or 48% compared to the $8 million loss in 2018. Our net loss for 2019 increased over 2018 primarily due to higher general and administrative expenses and the change in the derivative fair value liability, which increase was partly offset by lower interest expenses in 2019. We expect to continue to incur losses in 2020 and 2021 while our biorefinery is under construction and therefore not operational..

Comparison of the Years ended December 31, 2018 and 2017

Revenues. We had no revenues in 2018 because all of our activities were directed at acquiring and financing the Bakersfield Biorefinery. In 2017 we generated $0.4 million of revenues from providing biofuel consulting services.

General And Administrative Expenses. Our general and administrative expenses increased by $0.3 million, or 30%, from $1.0 million in 2017 to $1.3 million in 2018. The increase was primarily related to the professional fees, legal fees and various due diligence costs related to the proposed purchase of the Bakersfield Biorefinery. We incurred $0.5 million in preliminary acquisition costs in 2018 with no such changes in 2017. These costs increased after we signed the letter of intent to acquire the Bakersfield Biorefinery in July 2018 as we incurred additional costs associated with identifying key vendors and negotiating the various purchase, financing and construction contracts.

Interest Income/Expense. In 2018, we incurred $5.9 million of finance charges primarily as a result of entering into the Derivative Contract, our receipt of $6 million cash under the Derivative Contract, and the finance charges related thereto. In 2017, our interest expense was only $0.3 million compared to $0.4 million in 2018, which interest represented interest payable under various convertible promissory notes and other notes payable.

Change in Fair Value of Derivative Contract and Finance Charges. In October of 2018, we entered into the Derivative Contract under which we received $6 million in cash and recorded an initial $15.1 million liability associated with opening the derivative position, and $9.1 million of finance costs. During the remainder of 2018, this derivative liability decreased by $3.2 million, and as a result, we recognized a net charge to earnings during 2018 of $5.9 million in connection with the derivative contract. During 2017, we did not have any derivative contracts.

Net losses. For 2018 we incurred an operating loss of $2.1 million, an increase of $1.2 million from our operating loss of $0.9 million in 2017. Our operating loss increased primarily as a result of the costs related to proposed purchase of the Bakersfield refinery and a loss of revenues. Our total net loss for the year 2018 was $8.0 million, a 67% increase from a $1.2 million loss in 2017. Our net loss for 2018 increased over 2017 primarily due to a reduction in revenues, higher general and administrative expenses and a charge to earnings of $6 million.

Comparison of the Years ended December 31, 2017 and 2016

Revenues. In 2016 and 2017 we developed our biofuels intellectual properties, evaluated possible biofuels transactions, and provided biofuels and/or feedstock-Jatropha and Camelina consulting and advisory services to third parties on a fee for services basis. Of these activities, only our consulting/advisory services generated revenues. As a result, we only generated $0.7 million and $0.4 million of revenues in 2016 and 2017, respectively.

General And Administrative Expenses. Our general and administrative expenses decreased by $0.6 million, or 38%, from $1.6 million in 2016 to $1.0 million in 2017. The decrease was primarily related to lower professional, legal and consultant fees in 2017.

Interest Income/Expense. Our interest costs remained unchanged at $0.3 million in 2017 and 2016 as our interest bearing obligations remained substantially unchanged during those periods.

Derecognition of Liabilities. In 2016, we recorded $0.5 million of income upon settlement and extinguishing various aged debts and accounts payables. No debts were extinguished in 2017.

Net losses. In each of 2017 and 2016 we incurred operating losses of approximately $0.9 million. However, our total net loss for the year in 2017 was $1.2 million compared to $0.5 million in 2016 primarily due to $0.5 million of non-cash income that we recognized in 2016 as a result the derecognition of liabilities, which derecognition reduced the operating loss and net loss in 2016. Other than the foregoing derecognition of liabilities, the results for both 2016 and 2017 were substantially similar.

Comparison of the Years ended December 31, 2016 and 2015

Revenues. We sold our three Mexico farms in 2015 and, therefore, treated the 2015 financial results of those farms as discontinued operations. The Company’s revenues were relatively unchanged in 2016 and 2015, with revenues of $.7 million in 2016 compared to revenues of $.6 million in 2015. Our revenues for both years represented fees earned for providing biofuels consulting services.

General And Administrative Expenses. Our general and administrative expenses decreased by $0.6 million from $2.2 million in 2015 to $1.6 million in 2016. This was a decrease of 27% and was primarily related to lower professional, legal and consultant fees.

Interest Income/Expense. Our interest costs decreased in 2016 by $0.7 million to $0.3 million down from $1.0 million in 2015 because of the decrease in debt associated with the mortgages on the three farms in Mexico that were sold in December 2015.

Write Down of Long Lived Assets. In 2015 we wrote down certain long term assets by $1.5 million related to the sale of our Mexican farms. We had no related write down in 2016.

Net losses. For 2016 we incurred a net loss of $0.5 million compared to a net loss of $9.0 million in 2015 due to the loss from discontinued operations related to our Mexican farming operations.

Interim Period Results of Operations

This Annual Report includes summary financial information for the first quarter, the three and six-month period ended June 30, and the three and nine-month period ended September 30 of each of 2019, 2018, 2017, and 2016. The following is a summary of the results of operations of the Company during each of those periods.

Three, Six and Nine-Month Periods of 2019 compared to 2018

During 2018 and 2019 all of our activities were directed at the acquisition and financing of the Bakersfield Biorefinery. Accordingly, the Company did not generate any revenues during either 2019 or 2018. Our expenses during these periods consisted of general and administrative expenses, most of which consisted of salaries, share-based compensation, and fees paid to professionals involved in the evaluation, negotiation, and structuring of transactions related to the acquisition and financing of the Bakersfield Biorefinery.

First quarter 2019 compared to first quarter 2018. For the first quarter ended March 31, 2019, our net loss was $6.0 million, compared to $0.2 million of net income in the first quarter of 2018. Our net income in 2018 was the result of a $0.4 million payment that we received as part of a settlement we entered into with the owners of our former Mexican biofuel farms. Our net loss in the 2019 quarter was the result of $0.9 million of professional fees and other acquisition related expenses that we incurred in connection with the Bakersfield Biorefinery transaction, and a charge of $3.9 million on an increase in our derivative liability. Also, in the 2019 period we incurred $0.5 million more of share-based compensation than in 2018.

Six-months ended June 30, 2019 compared to six-months ended June 30, 2018. For the six months ended June 30, 2019, our net loss was $5.9 million compared to net loss of $0.1 million in the 2018 six-month period. We realized income in the 2018 period as a result of the $0.4 million settlement payment that we received in the first quarter. Excluding this one-time non-operating gain, we would have had a net loss of $0.5 million. Our losses in the 2019 six-month period increased because of $1.0 million of professional and other acquisition related expenses we incurred in the second quarter of 2019 and an additional $0.1 of share-based compensation expense, offset by a reduction in the derivative charge of $1.3 million.

Nine-months ended September 30, 2019 compared to nine-months ended September 30, 2018. For the nine months ended September 30, 2019, our net loss was $5.8 million compared to our 2018 nine-month loss of $0.4 million. In the 2019 period our operating expenses were higher by $2.8 million due to our acquisition related support costs and our share-based compensation increased by $0.5 million. In the 2019 period we incurred a charge of $2.2 million from our change in fair value of our derivative with no corresponding activity in the 2018 period.

Three, Six and Nine-Month Periods of 2018 compared to 2017

Starting in the first quarter of 2018, all of our activities were directed at the acquisition and financing of the Bakersfield Biorefinery. Accordingly, the Company did not generate any revenues in 2018. However, in 2017, we still provided some biofuels advisory and consulting, most of which was earned in the first quarter of 2017. Our expenses during these periods consisted of general and administrative expenses, most of which consisted of salaries. In 2018, we also incurred share-based compensation and fees paid to professionals involved in the evaluation, negotiation, and structuring of transactions related to the acquisition and financing of the Bakersfield Biorefinery.

First quarter 2018 compared to first quarter 2017. We did not generate revenues in 2018. For the first quarter ended March 31, 2018, our net income was $0.2 million as a result of a $0.4 million payment (other income) that we received as part of a settlement that we entered into with the owners of our former Mexican biofuel farms. Despite the advisory fee income, we incurred a net loss of $0.3 million in the first quarter of 2017 because of salaries and other expenses. In the 2017 quarter, we incurred an interest expense of $0.1 on our outstanding long-term debt and convertible notes, compared to less than $0.1 of interest expense in the 2018 quarter.

Six-months ended June 30, 2018 compared to six-months ended June 30, 2017. For the six months ended June 30, 2018, our net loss was $0.1 million compared to our 2017 six-month loss of $0.6 million. In the 2018 period we had $0,4 million of other income as a result of the receipt of settlement proceeds. Also, our interest expense in 2017 also was higher, which contributed to the larger loss in the 2017 six-month period.

Nine-months ended September 30, 2018 compared to nine-months ended September 30, 2017. For the nine months ended September 30, 2018, our net loss was $0.4 million compared to our 2017 nine-month loss of $0.8 million. Our net loss for the 2017 period was due in large part to our salary expenses of $0.7 million and our interest expense of $0.3 million.

Three, Six and Nine-Month Periods of 2017 compared to 2016

Following the sale of our three biofuel farms in Mexico in December 2015, we no longer owned an operating biofuels facility (other than a research and development farm) that generated revenues. During 2016 and 2017, our sole source of revenues was the fee income that we derived from providing fee-based biofuels advisory services to third parties.

First quarter 2017 compared to first quarter 2016. Our net loss for both the first quarter ended March 31, 2017 and 2016 was $0.3 million and $0.4 million, respectively. Advisory fee income was slightly higher in the 2016 quarter than in the 2017 quarter, but our operating expenses in the 2016 quarter also were slightly higher. As a result, our overall operations remained substantially unchanged.

Six-months ended June 30, 2017 compared to six-months ended June 30, 2016. For the six months ended June 30, 2017 our net loss was $0.6 million compared to our net loss of $0.2 million in the 2016 period. In the 2016 period, we derecognized $0.5 million of liabilities, which gain caused us to have net income for the period.

Nine-months ended September 30, 2017 compared to nine-months ended September 30, 2016. For the nine months ended September 30, 2017, our net loss was $0.8 million compared to a net loss of $0.2 million for the 2016 nine-month period. In the 2017 period our revenues were the same at $0.3 million, our operating expenses were lower by $0.2 million and our other income was lower by $0.3 million.

Three, Six and Nine-Month Periods of 2016 compared to 2015.

Until December 2015 we owned three farms in Mexico that we acquired for the purpose of cultivating Jatropha as a biofuel. In December 2015 we sold the three farms and repaid our mortgage debt. As a result of the sale, the historical results of our three Mexico farms were adjusted to include discontinued-related costs and exclude corporate allocations with GCEH, and have been classified as discontinued operations in all 2015 periods.

First quarter 2016 compared to first quarter 2015. We generated $0.1 million and $0.2 million of revenues, and recorded net losses of $0.4 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. The foregoing revenues represent only fees earned from providing advisory services. General and administrative expenses during the first quarter of 2015 and 2016 were $0.5 million and $0.5 million respectively. The loss incurred in the 2015 quarter from our discontinued farm operations was partially offset by a $0.3 million gain on settlement of liabilities.

Six-months ended June 30, 2016 compared to six-months ended June 30, 2015. For the six months ended June 30, 2016 our net income was $0.3 million compared to a net loss of $0.2 million attributable to GCEH in the 2015 period. In the 2016 period our revenues were higher by $0.3 million, our operating expenses were lower by $1.0 million and our interest expense was lower by $0.5 million. In the 2015 period we recorded a $0.7 million net loss attributable to the noncontrolling interest. We did not have a noncontrolling interest in 2016.

Nine-months ended September 30, 2016 compared to nine-months ended September 30, 2015. For the nine months ended September 30, 2016, our net loss was $0.2 million, while the net loss that was attributable to GCEH (excluding the discontinued operations) was $1.0 million. Our net loss for the 2015 nine-month period, including our discontinued Mexico operations, was $7.4 million, of which $6.8 million was attributed to the discontinued Mexico operations. We did not have a noncontrolling interest in 2016. In the third quarter of 2015 we had a $6.7 million write down of long lived assets related to the pending sale of the three Mexico farms. In the 2016 period our revenues were higher than the 2015 period by $0.1 million. Our interest expense in the 2016 period was lower by $0.7 million because we reduced our mortgage indebtedness in the sale of the Mexico farms.

Liquidity and Capital Resources

As of December 31, 2019, 2018, 2017, 2016 and 2015, we had approximately $0.5 million, $5.2 million, $3,000, $22,000 and $0.3 million of cash, respectively, and a working capital deficit at the end of each of those years of approximately $33 million, $14.6 million, $8.0 million, $7.1 million and $6.3 million, respectively.

Until December 2015, we funded our corporate overhead and other costs and expenses (including the costs of being a public company) primarily from revenues generated from (i) our three Mexican Jatropha farms, (ii) the occasional sale of debt and equity securities, and (iii) fees we received for providing biofuels advisory services to third parties. After GCEH sold its three Mexico farms in December 2015, GCEH lost its primary source of revenues. Although GCEH continued to earn some fees for providing biofuel advisory/consulting fees in 2016 and 2017, these fees were decreasing and were insufficient to fund the costs and expenses associated with being a public company. In 2016 and 2017, the Company generated only $0.7 million and $0.4 million of revenues, respectively, while incurring operating losses of $0.9 million and $0.9 million, respectively. Accordingly, because GCEH was no longer able to pay the costs and expenses related to filing its periodic and other reports with the SEC, GCEH had no choice but to stop filing its SEC reports after filing its quarterly report on Form 10-Q for the first quarter of 2016.

Our efforts to acquire the Bakersfield commenced in early 2018. Our operating costs, including the costs of the professionals that we engaged, exceeded our capital resources. Accordingly, on October 15, 2018, we entered into a derivative contract with a commodities trading company whereby we received $6 million of cash in exchange for a contract for ultra-low sulfur diesel to be settled over a six-month time period beginning in July of 2020. This contract created a net fair value liability of $15.1 million. The purpose of this contract was to obtain the cash the Company needed to pursue the acquisition of the Bakersfield Biorefinery. The liability in excess of cash received is considered financing charges and recorded as an expense. Because of a delay in completing the purchase of the Bakersfield Biorefinery, we had to amend the original derivative contract. Accordingly, on October 29, 2019 we unwound the October 15, 2018 contract and entered into a new derivative transaction whereby we received an additional cash payment of $4 million. The new derivative contract, as amended again on April 20, 2020, calls for a cash payment of $4.5 million in June 2020 (that we paid) and six equal monthly payments of $3.375 million beginning on April 30, 2022. This payment stream is scheduled to coincide around the commencement of operations of the Bakersfield Biorefinery.

The Bakersfield Biorefinery is currently being retooled and converted from a crude oil refinery into a biofuels refinery. The construction of the Bakersfield Biorefinery is expected to be completed, and the Bakersfield Biorefinery is expected to commence commercial operations in early 2022. Until the Bakersfield Biorefinery is operational, we will not generate any operating revenues. During the construction phase of the biorefinery, we will incur significant operating costs and capital expenditures to upgrade the existing equipment and facilities. The expenses that we expect to incur include, among others, the purchase of new biorefinery equipment, the payments to ARB under the $201 million engineering, procurement and construction agreement that we entered into with ARB, the costs of maintaining the existing facility, paying licensing fees, the costs of upgrading the refinery’s rail line and certain pipelines, and making interest and other payments under our $300 million senior and $65 million mezzanine credit facilities.

In order to fund the cost of acquiring the Bakersfield Biorefinery, converting the existing refinery into a biorefinery, and paying all operating expenses during the preoperational period, in May 2020 we entered into a $300 million senior secured term loan facility with the Senior Lenders and a $65 million secured term loan facility with the Mezzanine Lenders. As of September 30, 2020, we have borrowed $126 million under the senior credit facility although $40 million is unspent; we have not yet utilized the mezzanine credit facility.

The senior loan bears interest at the rate of 12.5% per annum, payable quarterly. No principal payments are required to be made under the senior loan until maturity. The senior loan matures on November 4, 2026. The mezzanine loan will bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that we may defer interest to the extent we do not have sufficient cash to pay the interest (any deferred interest will be added to principal). Principal of the mezzanine loans is due at maturity. As additional consideration for the mezzanine loans, the Mezzanine Lenders will be issued Class C Units in BKRF Mezz Pledgor at such times as advances are made under the mezzanine loans (see "BKRF Mezz Borrower LLC Agreement," in this Annual Report). The Class C Units will not affect our liquidity during the pre-operational phase of the Bakersfield Biorefinery. However, since the holders of the Class C Unit will be entitled to certain priority cumulative distributions, if any, that may be made in the future from the operations of the Bakersfield Biorefinery, the Class C Units will reduce the amount of distributions that GCEH may be entitled to receive in the future from the operations of the Bakersfield Biorefinery.

Based on our construction budget (including the purchase orders we have issued for the required equipment) and on our internal projections of our future operating expenses, we anticipate that the $365 million available to us under the senior and mezzanine loans should be sufficient to fund our projected capital expenditures and operating expenses at the Bakersfield Biorefinery until the Bakersfield Biorefinery becomes operational. Most of the construction at the Bakersfield Biorefinery will be performed or directed by ARB under an Engineering, Procurement and Construction Agreement that we entered into with ARB on April 30, 2020, under which ARB has agreed to complete most of the engineering, procurement, construction, start-up and testing of the Bakersfield Biorefinery on a cost plus fee basis for a guaranteed maximum price of $201.4 million (which price may increase for approved change orders). Although the funds provided under the senior and mezzanine loans may only be used for the Bakersfield refinery and servicing these debt obligations, since we share facilities and personnel, GCEH will realize a reduction in certain of its operating expenses. We believe that these cost savings, plus our other financial resources should be sufficient to fund our operations through 2021.

Our transition to profitability is dependent upon, among other things, the successful and timely development and construction of our biorefinery and the future commercialization of the products that we intend to produce at the Bakersfield Biorefinery. In order to ensure that we have a buyer for the renewable diesel produced at our biorefinery, we have entered into the Offtake Agreement with ExxonMobil Oil Corporation. Under that agreement, ExxonMobil has agreed to purchase 2.5 million barrels of renewable diesel per year from the Bakersfield Biorefinery for a period of five years following the date that the Bakersfield Biorefinery commences commercial operations. The revenues we expect to receive under the Offtake Agreement, together with our other projected sources of revenues, are expected to fund our anticipated working capital and liquidity needs.

Once completed, the Bakersfield Biorefinery will be able to produce renewable diesel from various renewable feedstocks, such as Camelina oil produced from our patented Camelina varieties, soybean oil, used cooking oil, inedible animal fat, and other vegetable oils. We believe that one of our strategic advantages is that a significant portion of the feedstock used at our biorefinery will be Camelina oil produced by third party farmers for us using Sustainable Oils’ patented Camelina varieties. However, we anticipate that we will need additional funding to grow our certified Camelina seeds, to enter into agreements with farmers, and to otherwise ramp up the cultivation and production of Camelina. As of the date of this Annual Report, we have not secured the necessary funding for our Camelina production plans. Although we are currently in discussions with certain agri-finance companies, our existing lenders, and possible third party investors for debt or equity financing for Sustainable Oils, Inc., no assurance can be given that we will obtain the necessary funds for Sustainable Oils, or that if we do obtain such funding, that the terms under which we obtain such funding will be beneficial to Sustainable Oils, Inc.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements are referred to in Item 15, listed in the Index to Financial Statements and filed and included following the signature page of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers"), as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighing the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report on Form 10-K, management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Report on Internal Control over Financial Reporting,” below. We have taken the additional remedial steps to address the material weaknesses in our disclosure controls and procedures as set forth below under “Management’s Plan for Remediation of Material Weaknesses.”

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Rule 13a-15(f) of the Exchange Act. ICFR refers to the process designed by, or under the supervision of, our Chief Executive Officer/Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii)	Provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management has evaluated the effectiveness of the Company’s ICFR as of December 31, 2019. Management based its assessment on the framework set forth in Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) in conjunction with SEC Release No. 33-8810 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission” (17 CFR PART 241).

Because of the material weaknesses described below, management concluded that the Company’s ICFR was not effective as of December 31, 2019:

•	The Company did not have sufficient professional accounting staff or staff with sufficient knowledge of US GAAP and SEC financial reporting experience. The Company’s lack of professional accounting staff also resulted in certain account reconciliations not being done timely, a lack of review of journal entries and certain errors in recording transactions, including issues in the initial recording of the Company’s derivative liability and changes in fair value.
•	Lack of segregation of duties related to processing, approving and reviewing transactions and journal entries.
•	The Company has not performed a risk assessment and mapped our processes to control objectives.

We have taken measures to remediate these deficiencies. However, the implementation of these measures may not fully address the control deficiencies in our ICFR. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective ICFR is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be negatively impacted by a failure to accurately report financial results.

The material weaknesses and other matters impacting the Company’s internal controls may cause it to be unable to report its financial information on a timely basis and thereby subject it to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange or quotation service listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements. Confidence in the reliability of the Company’s financial statements may suffer due to the Company’s reporting of material weaknesses in its internal controls over financial reporting. This could materially adversely affect the Company and lead to a decline in the price of its Common Stock

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm as such attestation is not required for non-accelerated filers such as this company pursuant to applicable SEC rules.

Management’s Plan for Remediation of Material Weaknesses

The Company has taken the following actions, and continues to be engaged in, making necessary changes and improvements to its internal control system to address the material weakness in internal control over financial reporting described above. These actions include:

(a) Since December 31, 2019, the Company has hired (i) a Chief Financial Officer who is a CPA and previously was a chief financial officer at a publicly traded oil and gas company, (ii) a controller who is also a CPA and experienced in U.S. GAAP financial reporting, (iii) a staff accountant who also is a CPA, (iv) other members of a newly established clerical department;

(b) The Company has purchased and installed a new financial reporting and accounting system;

(c) The Company has designed and is implementing more robust financial reporting, accounting and management controls over its accounting and financial reporting functions at all of its facilities.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position held by each of our current executive officers and directors as of September 30, 2020. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
David R. Walker (1)	75	Chairman of the Board
Richard Palmer	60	President, Chief Executive Officer, and Director
Martin Wenzel	62	Director
Noah Verleun	37	Executive Vice President-Development & Regulatory Affairs
Ralph Goehring	64	Vice President-Finance, and Chief Financial Officer,

______________________________

(1)	Member of our Audit Committee

Business Experience and Directorships

The following describes the backgrounds of current executive officers and directors. Mr. Walker is an independent director as defined in the Nasdaq rules governing members of boards of directors.

David R. Walker

David R. Walker joined the Board of Directors in May 1996 and was appointed Chairman of the Board of Directors in May 1998. He has served as Chairman of the Audit Committee since 2001. Mr. Walker has been retired since July, 2016. From 1976 until his retirement in July 2016, Mr. Walker was the General Manager of Sunheaven Farms, the largest onion growing and packing entity in the State of Washington. In the capacity of General Manager, Mr. Walker performed the functions of a traditional chief financial officer. Mr. Walker holds a Bachelor of Arts degree in economics from Brigham Young University with minors in accounting and finance.

The Board believes that Mr. Walker’s experience regarding the operation and management of large-scale agricultural farms and his experience as a financial officer are valuable resources to our Board in formulating business strategy, addressing business opportunities and resolving operational issues that arise from time to time.

Richard Palmer

Richard Palmer was appointed as our President and Chief Operating Officer in September 2007 and has been a member of the Board of Directors since September 2007. Mr. Palmer became our Chief Executive Officer in December 2007. Prior to joining the Company in 2007, Mr. Palmer was a co-founder of Mobius Risk Group, LLC, an energy risk advisory services consulting company that was formed in January 2002 and was a principal and Executive Vice President of that consulting company until September 2007. From 1997 to 2002, Mr. Palmer was a Senior Director at Enron Energy Services. Prior thereto, from 1995 to 1996 Mr. Palmer was a Vice President of Bentley Engineering, and a Senior Vice President of Southland Industries from 1993 to 1996. Mr. Palmer received his designation as a Certified Energy Manager in 1999, holds two Business Management Certificates from University of Southern California’s Business School, and is an active member of both the American Society of Plant Biologists, and the Union of Concerned Scientists. Mr. Palmer is Trustee & President of the Center for Sustainable Energy Farming (CFSEF), a non-profit research institute dedicated to sustainable communities, fueled by socially responsible clean energy. In February 2013, Mr. Palmer joined the RSB Services Foundation's Board of Directors and held the Chairman role from April until December 2013. RSB Services acted as the implementing entity of the Roundtable on Sustainable Biofuels (RSB) sustainability certification until December 2013.

Over the last 27 years, Mr. Palmer has held senior level management positions with a number of large engineering, development, operations and construction companies, and, as a result, he has garnered a wealth of experience in the energy field. Mr. Palmer’s experience is important to the development and execution of the Company’s business plan. Mr. Palmer is the only member of management who serves as a director of the Company.

Martin Wenzel

Martin Wenzel was appointed to the Board of Directors on May 7, 2020. Mr. Wenzel previously served on the Board from April 2010 until the end of 2014. Until his appointment as a director, Mr. Wenzel served as an advisor to the Board pursuant to that certain Board Advisor Agreement, dated June 21, 2019.

Martin Wenzel has been an Executive Vice President for Heorot Power Holdings since June 2016. Prior to joining Heorot Power Holdings, Mr. Wenzel served as Executive Vice President for Beowulf Energy from July 2012 to June 2016. Prior to his work at Beowulf, he was appointed as the President and Chief Executive Officer for Colorado Energy Management (2007-2012.) Mr. Wenzel was the Senior Vice President (Sales and Marketing) of Miasole Inc., a producer of solar cell products.  Mr. Wenzel was President and Chief Executive Officer of Alpha Energy LLC from 2001-2004.  He currently is a member of the Board of the Directors for ION Clean Energy, a carbon capture technology company based in Colorado. Mr. Wenzel holds an Executive MBA from Columbia Business School, a Master’s degree in Systems Management from The University of Southern California, and a Bachelor’s degree in Engineering and Management from the U.S. Naval Academy.

Mr. Wenzel was chosen to serve as a director on the Board because of his extensive background in the energy industry, including over 30 years of developing, financing, constructing and operating energy projects and marketing energy commodities in the U.S. and internationally.

Noah Verleun

Noah Verleun was appointed as the Company’s Senior Vice President in January 2019 and as our Executive Vice President of Development & Regulatory Affairs in May 2020. He has held various roles across the organization since 2010. Prior to joining the Company, Mr. Verleun worked for JP Morgan PWM, Rockefeller University in its office of investments and OC&C Strategy Consultants in London. He received a Bachelor of Science degree in Economics and a Master of Public Policy degree from the University of Southern California.

Ralph Goehring

Ralph Goehring was appointed to the position of Vice President-Finance and Chief Financial Officer on May 20, 2020. From 2010 until his appointment to GCEH, Mr. Goehring was the Chief Executive Officer and majority owner of SandDollar Financial LLC, a company that provided accounting and financial reporting services to energy related firms. From 1987 until 2008, Mr. Goehring worked at Berry Petroleum Company, first as Manager of Tax (1987-1992), and thereafter as Chief Financial Officer (1992-2008). Prior to joining Berry Petroleum Company, Mr. Goehring was a Senior Tax Accountant at Arthur Andersen & Co. Mr. Goehring holds a Bachelor of Business Administration degree from the University of California, Berkeley, and is a CPA.

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

Based solely on information provided to us by our officers and directors and our review of copies of reporting forms received by us, we believe that during the fiscal years ended December 31, 2016, 2017, 2018 and 2019, our officers and directors failed to timely file the following forms under Section 16(a): David Walker failed to file a Form 4 for the annual option grants for 500,000 shares that he received as a director in each of 2016, 2017, 2018 and 2019. Mr. Walker also filed a Form 4 late for the exercise of a stock option in June 2019. Richard Palmer failed to file a Form 4 for (i) options granted to him in 2018 as compensation for his services, and (ii) a convertible promissory note that was issued to him in 2018 to evidence accrued and unpaid salary owed to him by the Company. Noah Verleun failed to file two Forms 4 in 2019 to report two option grants.

Code of Ethics

Our Board of Directors has adopted a revised code of ethics that applies to our principal executive officers, principal financial officer or controller, or persons performing similar functions. Our code of ethics and business conduct is available on our website at www.gceholdings.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Board Committees

Our Board of Directors has an Audit Committee, but does not currently have a Compensation Committee or a Nominating Committee.

Audit Committee. Our Audit Committee operates pursuant to a written charter. Among other things, the Audit Committee is responsible for:

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	hiring our independent registered public accounting firm, and coordinating the oversight and review of the adequacy of our internal control over financial reporting with both management and the independent registered public accounting firm; and
•	reviewing and, if appropriate, approving all transactions between our company or its subsidiaries and any related party.

Because the Board of Directors currently only has three directors, only one of whom is independent according to The Nasdaq Stock Market rules, as of the date of this Annual Report David Walker is the sole member of the Audit Committee. The Board expects to appoint additional members to the Board of Directors, including additional members of the Audit Committee, in the near future. Mr. Walker has significant knowledge of financial matters, and our Board has designated Mr. Walker as the “audit committee financial expert” of the Audit Committee.

Nominating Committee. GCEH does not currently maintain a nominating committee. Rather, all of the directors on the Company’s Board of Directors at any given time participate in identifying qualified director nominees and recommending such persons to be nominated for election to the Board at each annual meeting of our stockholders. As a result, our Board has not found it necessary to have a separate nominating committee. However, the Board may form a nominating committee for the purpose of nominating future director candidates.

Compensation Committee. GCEH does not currently have a compensation committee. All of GCEH’s directors participate in determining the compensation of our executive officers and non-employee directors. As a result, the Board has not found it necessary to have a separate compensation committee.

In determining the compensation of any executive officer or non-employee director, the full Board (excluding the executive officer or non-employee director whose compensation is being determined) will consider such factors as they deem appropriate in developing competitive compensation standards aimed at attracting and retaining qualified management personnel and directors. Some of these factors may include, but are not limited to, the level of compensation paid to senior executives and directors at businesses and other organizations of comparable size and industry, and the specific experience and expertise of any particular executive officer or non-employee director relative to the experience and expertise of other executive officers and non-employee directors. Our Board meets at least once a year to review and consider the current compensation of our executive officers and non-employee directors, and if appropriate, adjust the current levels of such compensation.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table sets forth certain information concerning the annual and long-term compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2016, 2017, 2018, and 2019 of all persons who served as our principal executive officer during such fiscal years and for any other executive officer who earned annual compensation during such fiscal year greater than $100,000 (collectively, the “Named Executive Officers”). The Company did not appoint a Chief Financial Officer for 2018 and 2019.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)		Bonus Paid or Accrued ($)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Richard Palmer	2016	250,000		300,000	—	—	—	550,000
President and	2017	250,000		300,000	—	—	—	550.000
Chief Executive	2018	260,411	(1)	330,206	—	364,661	—	955,278
Officer	2019	300,000		350,000	—	—	—	650,000

Donna Reilly	2016	137,595		—	—	6,584	—	144,179
Chief Financial Officer	2017	114,231	(3)	—	—	2,057	—	116,288
					—
Noah Verleun	2019	176,538	(4)	—	—	245,317	—	421,855
Executive Vice
President

______________________________

(1)	On October 16, 2018, in order to accommodate the Company’s cash flow needs, Mr. Palmer agreed to defer payment of $1,000,000 of his accrued and unpaid salary for two years, which deferral is evidenced by a promissory note that is convertible into common stock at an exercise price of $0.0154 per share.
(2)	Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures. For assumptions used in determining grant date fair market value, refer to Note G of Notes to the Financial Statements included in this Annual Report. The amounts reported for these options may not represent the actual economic values that our Named Executive Officers will realize from these options as the actual value realized will depend on our performance, stock price and their continued employment.
(3)	Ms. Reilly’s employment terminated in December 2017.
(4)	Mr. Verleun was appointed as GCEH’s Senior Vice President in January 2019 and as GCEH’s Executive Vice President-Development & Regulatory Affairs in May 2020.

Option Grants

During the fiscal years ended December 31, 2016, 2017, 2018, and 2019 Mr. Palmer received one grant of options to purchase 110,000,000 shares of Common Stock. These options, which were granted on October 16, 2018, have a five-year and an exercise price of $0.0154 per share (the price determined by the Board determined to be equal to or greater than the fair market price of Common Stock on the date of grant). The 2018 stock option was subject to vesting based on GCEH achieving certain market capitalization milestones. See, “Item 10. Executive Compensation—Employment Agreements—Richard Palmer,” below. The Company’s Market Capitalization has exceeded all of the foregoing target levels and, accordingly, Mr. Palmer’s option has fully vested.

Noah Verleun was promoted and became a Named Executive Officer during the fiscal year ended December 31, 2019. On January 15, 2019, GCEH granted Mr. Verleun a five-year non-qualified stock option to purchase 50 million shares of Common Stock. The foregoing option has an exercise price of $0.02 per share (which price the Board determined was equal to or greater than the fair market price of Common Stock on the date of grant). The option was subject to vesting based on GCEH achieving certain market capitalization milestones. See, “Item 10. Executive Compensation—Employment Agreements—Noah Verleun,” below. GCEH’s Market Capitalization has exceeded all of the foregoing target levels and, accordingly, Mr. Verleun’s option is fully vested.

In connection with the acquisition of the Company’s Bakersfield refinery, the Board established certain performance milestones for Mr. Verleun. In April 2019 Mr. Verleun met those target milestones and, accordingly, was granted an option on June 21, 2019 to purchase 10 million shares. The foregoing option has a five-year term and an exercise price of $0.0165 (the fair market value on the date of grant). One quarter of the option shares vested on the date of grant, and the remaining portion of the option vests monthly over the 36 month period from the date of grant.

Holdings of Previously Awarded Equity

The following table sets forth information as of December 31, 2019, concerning unexercised options, unvested stock and equity incentive plan awards for our Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2019

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Richard Palmer	110,000,000	—	—	$0.0154	10/15/2023
Noah Verleun	50,000,000	—	—	$0.0200	1/14/2024
	3,750,000	6,250,000	—	$0.0165	4/9/2024
	2,812,500	2,187,500	—	$0.0035	9/16/2023
	791,667	208,333	—	$0.0022	10/31/2022
	1,500,000	—	—	$0.0017	12/13/2021
	800,000	—	—	$0.0030	4/24/2021
	500,000	—	—	$0.0110	1/31/2020

Director Compensation.

Pursuant to GCEH’s director compensation policy, each non-employee director earns $24,000 per year for serving on the Board, and is entitled to an annual grant of options to acquire 500,000 shares of Common Stock. Directors who are employed by the Company as officers or employees are not entitled to any compensation for serving on the Board of Directors. Accordingly, only Dave Walker, the Chairman of the Board and the sole non-employee director, has earned fees and has received periodic grants of stock options during the four-year period reported in this Annual Report. The following table sets forth information concerning the compensation paid to Dave Walker in each fiscal year from 2016 through 2019 for services rendered as a director. Richard Palmer, who has served as a director and as our President and Chief Executive Officer for the 2016-2019 fiscal years , was not compensated for his services as a director; his compensation as an officer is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION FOR FISCAL YEARS 2016, 2017, 2018, and 2019

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)(2)	All Other Compensation	Total

David R. Walker	2019	$24,000	—	$23,427	—	$47,427
	2018	$24,000	—	$1,631	—	$25,631
	2017	$24,000	—	$1,641	—	$25,641
	2016	$24,000	—	$1,253	—	$25,253
Total		$96,000	—	$27,952	—	$123,952

(1)	This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 8 of our financial statements in this Annual Report. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.
(2)	Pursuant to the company’s director compensation, each non-employee director is entitled to an annual grant of options to acquire 500,000 shares.

Employment Agreements

Richard Palmer. Effective December 31, 2014, GCEH entered into an employment agreement (the “2014 Employment Agreement”) with Richard Palmer, our President and Chief Executive Officer, for a term of five (5) years. Under the Employment Agreement, we granted Mr. Palmer an incentive option to purchase up to 16,959,377 shares of Common Stock at an exercise price of $0.0041 (the closing trading price on the date the agreement was signed and approved), with 25% vesting immediately and the balance vesting in equal amounts over the next 48 months. Under the 2014 Employment Agreement, Mr. Palmer’s was entitled to receive a base salary of $250,000 and an annual bonus payment contingent on Mr. Palmer’s satisfaction of certain performance criteria. The target annual bonus amount was 50% of Mr. Palmer’s base salary, subject to the Board’s discretion to increase the amount of the bonus or adjust the performance criteria.

On October 16, 2018, GCEH and Mr. Palmer entered into a new Executive Employment Agreement (the “2018 Employment Agreement”) that replaced the 2014 Employment Agreement. Under the 2018 Employment Agreement, Mr. Palmer agreed to serve as the Company’s President and Chief Executive Officer through October 15, 2023 at an annual base salary of $300,000 per year. Upon the closing of the Acquisition Transactions, on May 7, 2020 GCEH and Mr. Palmer amended the 2018 Employment Agreement to increase Mr. Palmer’s annual base salary to $350,000, effective immediately. Under the 2018 Employment Agreement, Mr. Palmer is entitled to receive an annual bonus if he meets certain performance targets. The target annual bonus amount is 50% of Mr. Palmer’s base salary, subject to the Board’s discretion to increase the amount of the bonus or adjust the performance criteria. If Mr. Palmer’s employment is terminated as a result of his death or disability, or by him for “Good Reason” as defined in the 2018 Employment Agreement, in addition to receiving a payment of all outstanding sums due and owing to him at the time of separation, GCEH is required to pay Mr. Palmer (or his estate) an amount equal to twelve (12) months of Mr. Palmer’s then-current base salary in the form of salary continuation, plus payment of Mr. Palmer’s and his family’s medical insurance premiums. If Mr. Palmer’s employment is terminated for death or disability, Mr. Palmer or his estate will also be entitled to retain any stock options that have vested as of the date of termination.

Under the 2018 Employment Agreement, the Company agreed to grant, and did grant, Mr. Palmer a five-year non-qualified stock option (“Option”) to purchase 110 million shares of Common Stock at an exercise price of $0.0154, subject to the Company’s achievement of certain market capitalization goals. Under the Option, Mr. Palmer will vest, and can exercise the Option, with respect to 40,000,000 shares when the Company’s market capitalization first reaches $7 million, another 40,000,000 shares will vest under the Option when the Company’s market capitalization reaches $15 million, and 30,000,000 shares will vest when the Company’s market capitalization first reaches $25 million. The term “market capitalization” is defined in the 2018 Employment Agreement to mean the product of the number of shares of Common Stock issued and outstanding at the time market capitalization is calculated, multiplied by the average closing price of the Common Stock for the thirty (30) consecutive trading days prior to the date of calculation as reported on the principal securities trading system on which the Common Stock is then listed for trading, including the OTC Pink marketplace, the NASDAQ Stock Market, or any other applicable stock exchange.

Noah Verleun. . Effective January 15, 2019, the Company entered into a three-year employment agreement with Noah Verleun, the Company’s Executive Vice President, which agreement was amended on May 7, 2020. Under the employment agreement, Mr. Verleun is currently paid an annual base salary of $310,000 and is entitled to receive an annual bonus of up to 50% of his annual base salary if Mr. Verleun meets certain performance targets. In order to be eligible to receive a bonus, Mr. Verleun must be employed by the Company on the last day of the year in which the bonus is earned. If Mr. Verleun’s employment is terminated by him for “Good Reason” as defined in the Verleun Agreement, in addition to receiving a payment of all outstanding sums due and owing to him at the time of separation, the Company is required to pay Mr. Verleun (or his estate) an amount equal to four months of Mr. Verleun’s then-current base salary in the form of salary continuation, plus payment of Mr. Verleun’s and his family’s medical insurance premiums. If Mr. Verleun’s employment is terminated for death or disability, Mr. Verleun or his estate shall be entitled to the same four month’s salary, and he will be entitled to retain any stock options that have vested as of the date of termination.

Under Mr. Verleun’s employment agreement, the Company agreed to grant, and did grant, Mr. Verleun a five-year non-qualified stock option to purchase 50 million shares of Common Stock at an exercise price of $0.02, subject to the Company’s achievement of certain market capitalization goals. The foregoing option was scheduled to vest in three tranches when the Company’s market capitalization reached $7 million, $15 million, and $25 million. The Company’s market capitalization has exceeded each of the foregoing levels and, accordingly, Mr. Verleun’s options to purchase the foregoing 50 million shares have fully vested.

Ralph Goehring. On May 20, 2020, we hired Ralph Goehring as GCEH’s Vice President Finance and Chief Financial Officer. Mr. Goehring is an at-will employee. In addition to his duties as an officer of GCEH, Mr. Goehring also will be responsible for financial and accounting matters for Bakersfield Renewable Fuels and the other entities affiliated with Bakersfield Renewable Fuels. Mr. Goehring annual base salary is $225,000 per year. He is also entitled to a discretionary annual bonus, in an amount up to 25% of his annual salary, based on the Company’s performance. Upon joining GCEH, Mr. Goehring was granted an incentive stock option to purchase 1,000,000 shares of Common Stock under GCEH’s 2020 Equity Incentive Plan. The foregoing options have an exercise price of $0.0932 (the closing trading price on the day prior to the date that his employment commenced), a five-year term, and vest over three years.

Amended & Restated Non-Solicitation And Confidentiality Agreements. As a condition to the Senior Lenders entering into Credit Agreements, Mr. Palmer and Mr. Verleun entered into substantially identical Amended & Restated Non-Solicitation And Confidentiality Agreements (the “Non-Solicitation And Confidentiality Agreements”) with BKRF Owner. Under the Non-Solicitation And Confidentiality Agreements, both Mr. Palmer and Mr. Verleun each individually agreed that, during the period that they are employed by GCEH or any of GCEH’s subsidiaries or affiliates that are involved in the production of renewable diesel, they will not, directly or indirectly, (i) solicit, divert or take away any customers, clients, offtake parties, business acquisition or other business opportunity of the Company related to the production of renewable diesel in the U.S., (ii) contact or solicit (other than through general advertising or solicitations not targeted at the Company’s employees), with respect to hiring, or knowingly hire any employee or consultant of the Company or any person employed or engaged as a service provider by the Company at any time during the 12-month period immediately preceding the termination of their employment, (iii) induce, advise or encourage any employee or consultant of the Company to leave his or employment or engagement with the Company, or (iv) induce any distributor or supplier (including, without limitation, suppliers of feedstocks, consumables, equipment, or construction services), customer, client, or other counterparty of the Company to terminate or modify its relationship with the Company. However, nothing in the Non-Solicitation And Confidentiality Agreements is intended to prevent either Mr. Palmer or Mr. Verleun from engaging in, or otherwise being involved in, the development, production, cultivation, distribution, storage, marketing and sale of renewable fuel feedstocks, including Camelina, or the ownership of an equity or profits interest in any entity engaged in renewable fuel feedstock development, production, cultivation, distribution, storage, marketing and sale.

Under the Non-Solicitation And Confidentiality Agreements, each of Mr. Palmer and Mr. Verleun agreed not make any sale, transfer or other disposition of any equity interests that they may own in GCEH or any of its subsidiaries (including any shares of Common Stock or options that they may own) until the Senior Lenders have received a certain cumulative amount of distributions under Amended and Restated Limited Liability Company Agreement of BKRF Mezzanine Borrower; unless (x) such sale, transfer or disposition is for estate planning purposes to an entity that is and remains in their control or (y) all of the cash proceeds from any such sale, transfer or disposition are used to pay costs and expenses (specifically including amounts needed to purchase any Common Stock in GCEH or to cover any resultant tax liabilities) incurred in connection with the exercise of options to purchase such Common Stock in GCEH.

Change of Control Arrangements

The Company has no change of control payment agreements in effect.

2010 Equity Incentive Plan

On May 13, 2010, our Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”) pursuant to which the Board of Directors reserved an aggregate of 20,000,000 shares of Common Stock for future issuance. The 2010 Plan was approved by our stockholders at the Annual Meeting of Stockholders held in November 2010. The 2010 Plan provided for awards of incentive stock options, non-qualified stock options, and stock appreciation rights. At the time that the 2010 Plan expired on May 12, 2020, options for the issuance of all 20,000,000 shares authorized by the 2010 Plan had been granted. As of September 10, 2020, no options were outstanding under the 2010 Plan. Since the 2010 Plan has expired, no additional awards may be made under the 2010 Plan.

2020 Equity Incentive Plan

On April 10, 2020, GCEH’s Board of Directors adopted the “Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan” (the “2020 Plan”). The 2020 Plan is effective, and as of September 10, 2020 GCEH has issued options to purchase 7,095,000 shares under the plan. Nevertheless, we intend to submit the 2020 Plan to our stockholders for their approval at GCEH’s next annual meeting of stockholders that is currently expected to be held on November 17, 2020. Except with respect to awards then outstanding, unless sooner terminated, the 2020 Plan will expire on April 9, 2030, and no further awards may be granted after that date.

Types of Awards

The 2020 Plan provides for the following types of awards: incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards. We refer to these stock awards collectively as the stock awards or awards.

Eligibility

Stock awards may be granted under the 2020 Plan to employees (including officers) and consultants of the Company or our affiliates, and to members of our Board of Directors. Pursuant to applicable tax law, we may grant incentive stock options only to our employees (including officers) and employees of our affiliates.

Annual Compensation to Non-Employee Directors; Limitation on Annual Stock Awards to Participants

The 2020 Plan provides that the compensation payable by us to a non-employee director for services performed as a non-employee director, including, without limitation, the grant date value (determined under U.S. generally accepted accounting principles) of awards, cash retainers, committee fees and other compensation, shall not exceed $500,000 in the aggregate during any calendar year. Furthermore, the 2020 Plan provides that a maximum of 1,000,000 shares of our common stock subject to options and other stock awards may be granted to any non-employee director during any calendar year. The 2020 Plan also provides that no officer, employee or consultant may be granted stock awards covering more than 5,000,000 shares of our common stock during any calendar year pursuant to stock options, stock appreciation rights and other stock awards.

Administration

The 2020 Plan is administered by our Board of Directors, which may in turn delegate authority to administer the 2020 Plan to a committee. Our Board of Directors may determine the recipients, numbers and types of stock awards to be granted, and terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to the limitations set forth below, our Board also determines the fair market value applicable to a stock award and the exercise price of stock options and stock appreciation rights granted under the 2020 Plan.

If the administration of the 2020 Plan is delegated to a newly formed Compensation Committee by the Board of Directors, that Compensation Committee shall be comprised of at least two directors, each of whom is (1) a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and (2) an “independent director” under applicable rules of The NASDAQ Stock Market LLC, including the independence rules of such stock exchange relating to compensation committee members. The 2020 Plan also permits delegation to one or more officers of the ability to determine the recipients, number of shares and types of stock awards (to the extent permitted by law) to be granted to employees other than our officers, subject to a maximum limit on the aggregate number of shares subject to stock awards that may be granted by such officers.

Stock Available for Awards

The total number of shares of our common stock reserved for issuance under the 2020 Plan will consist of 20,000,000 shares (the “Share Reserve”). The shares of common stock subject to stock awards granted under the 2020 Plan that expire, are forfeited because of a failure to vest, or otherwise terminate without being exercised in full will return to the Share Reserve and be available for issuance under the 2020 Plan. However, any shares that are withheld to satisfy tax requirements or that are used to pay the exercise or purchase price of a stock award will not return to the 2020 Plan.

Appropriate adjustments will be made to the Share Reserve, to the limit on the number of shares that may be issued as incentive stock options, to the limit on the number of shares that may be awarded to any one person in any calendar year and to outstanding awards in the event of any change in our common stock without the receipt of consideration by GCEH through reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, stock split, reverse stock split, spin-off, split-off, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or any similar equity restructuring transaction, other than the conversion of convertible securities.

Repricing

The 2020 Plan expressly provides that, without the approval of our stockholders, the Compensation Committee may not provide for either the cancellation of underwater stock options or stock appreciation rights outstanding under the 2020 Plan in exchange for the grant of new awards, or the amendment of outstanding stock options or stock appreciation rights to reduce their exercise price.

Dividends and Dividend Equivalents

The 2020 Plan provides that (1) no dividends or dividend equivalents may be paid with respect to any shares of our common stock subject to an award before the date that such shares have vested, (2) any dividends or dividend equivalents that are credited with respect to any such shares will be subject to all of the terms and conditions applicable to such shares under the terms of the applicable award agreement (including, without limitation, any vesting conditions), and (3) any dividends or dividend equivalents that are credited with respect to any such shares will be forfeited to us on the date, if any, such shares are forfeited to or repurchased by us due to a failure to meet any vesting conditions under the terms of the applicable award agreement.

Terms of Options

A stock option is the right to purchase shares of our common stock at a fixed exercise price during a specified period of time. Stock option grants may be incentive stock options or nonstatutory stock options. Each option is evidenced by a stock option agreement. The Board of Directors determines the terms of a stock option including the exercise price, the form of consideration paid on exercise, the vesting schedule, restrictions on transfer and the term of the option.

Generally, the exercise price of a stock option may not be less than 100% of the fair market value of the stock subject to the option on the date of grant. Options granted under the 2020 Plan will vest at the rate specified in the option agreement.

The term of an option granted under the 2020 Plan will be determined by the Board of Directors, but may not exceed ten years. The Board of Directors will determine the time period, including the time period following a termination of an optionholder’s continuous service relationship with us or any of our affiliates, during which an optionholder has the right to exercise a vested option. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s continuous service relationship with us, or any of our affiliates, ceases for any reason other than disability or death, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. Unless otherwise provided in the option agreement, if an optionholder’s service relationship with us, or any of our affiliates, ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of eighteen months in the event of disability and eighteen months in the event of death. The Board of Directors has discretion to extend the term of any outstanding option and to extend the time period during which a vested option may be exercised following a termination of continuous service. The Board of Directors also has discretion to accelerate the vesting of an option or a stock appreciation right following a participant’s termination of continuous service or to provide in an award agreement for continued vesting of an option or a stock appreciation right following a termination of continuous service.

Acceptable forms of consideration for the purchase of our common stock issued under the 2020 Plan may include cash, payment pursuant to a “cashless” exercise program developed under Regulation T as promulgated by the Federal Reserve Board, common stock owned by the participant, payment through a net exercise feature, or other approved forms of legal consideration.

Generally, an optionholder may not transfer a stock option other than by will or the laws of descent and distribution or pursuant to a domestic relations order. However, to the extent permitted under the terms of the applicable stock option agreement, an optionholder may designate a beneficiary who may exercise the option following the optionholder’s death.

Tax Limitations on Incentive Stock Options

The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to incentive stock options that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. The options or portions of options that exceed this limit are generally treated as nonstatutory stock options. All of the shares authorized under the 2020 Plan may be granted as incentive stock options. No incentive stock option may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any affiliate unless the following conditions are satisfied:

•	The option exercise price must be at least 110% of the fair market value of the stock subject to the option on the date of grant; and
•	The term of any incentive stock option award must not exceed five years from the date of grant.

Terms of Restricted Stock Awards

Restricted stock awards are awards of shares of our common stock. Each restricted stock award is evidenced by an award agreement that sets forth the terms and conditions of the award. A restricted stock award may be granted in consideration for cash, the recipient’s services performed, or to be performed, for us or an affiliate of ours or other form of legal consideration. Shares of our common stock acquired under a restricted stock award may be subject to forfeiture in accordance with the vesting schedule determined at the time of grant. Rights to acquire shares of our common stock under a restricted stock award may be transferred only upon such terms and conditions as are set forth in the restricted stock award agreement.

Terms of Restricted Stock Unit Awards

A restricted stock unit is a right to receive stock or cash (or a combination of cash and stock) equal to the value of a share of stock at the end of a set period. No stock is issued at the time of grant. Each restricted stock unit award is evidenced by an agreement that sets forth the terms and conditions of the award. Restricted stock unit awards may be subject to vesting in accordance with a vesting schedule determined at grant. When a participant’s continuous service with us or any of our affiliates terminates for any reason, the unvested portion of the restricted stock unit award will be forfeited unless otherwise provided in the restricted stock unit award agreement.

Terms of Stock Appreciation Rights

Stock appreciation rights will be granted pursuant to a stock appreciation rights agreement. Each stock appreciation right is denominated in common stock share equivalents. The Board of Directors determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our common stock on the date of grant. A stock appreciation right granted under the 2020 Plan vests at the rate specified in the stock appreciation right agreement as determined by the Board of Directors.

When a stock appreciation right is exercised, the holder is entitled to an amount equal to the product of (1) the excess of the per share fair market value of our common stock on the date of exercise over the strike price, multiplied by (2) the number of shares of common stock with respect to which the stock appreciation right is exercised. We may pay the amount of the appreciation in cash or shares of our common stock or a combination of both.

The Board of Directors determines the term of stock appreciation rights granted under the 2020 Plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if a participant’s continuous service with us, or any of our affiliates, ceases for any reason other than disability or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of eighteen months in the event of disability and eighteen months in the event of death. The Board of Directors has discretion to extend the term of any outstanding stock appreciation right and to extend the time period during which a vested stock appreciation right may be exercised following a termination of continuous service.

Terms of Performance Awards

The 2020 Plan provides for the grant of performance stock awards and performance cash awards. A performance award may vest or be exercised upon achievement of pre-determined performance goals during a specified period. A performance award may also require the completion of a specified period of continuous service. The length of any performance period, the performance goals to be achieved during the performance period, and the measure of whether and to what degree such performance goals have been attained will be determined by the Board of Directors.

Terms of Other Stock Awards

The Board of Directors may grant other forms of stock awards that are valued in whole or in part by reference to the value of GCEH common stock. Subject to the provisions of the 2020 Plan, the Board of Directors has the authority to determine the persons to whom and the dates on which such other stock awards will be granted, the number of shares of common stock (or cash equivalents) to be subject to each award, and other terms and conditions of such awards. Such awards may be granted either alone or in addition to other stock awards granted under the 2020 Plan. Such other forms of stock awards may be subject to vesting in accordance with a vesting schedule determined at grant.

Corporate Transactions; Changes in Control

Corporate Transaction. In the event of certain significant corporate transactions, the Board of Directors has the discretion to take one or more of the following actions with respect to outstanding stock awards under the 2020 Plan:

•	Arrange for assumption, continuation, or substitution of a stock award by a surviving or acquiring entity (or its parent company);
•	Arrange for the assignment of any reacquisition or repurchase rights applicable to any shares of our common stock issued pursuant to a stock award to the surviving or acquiring corporation (or its parent company);
•	Accelerate the vesting and exercisability of a stock award followed by the termination of the stock award;
•	Arrange for the lapse of any reacquisition or repurchase rights applicable to any shares of our common stock issued pursuant to a stock award; and
•	Arrange for the surrender of a stock award in exchange for a payment equal to the excess of (1) the value of the property the holder of the stock award would have received upon the exercise of the stock award, over (2) any exercise price payable by such holder in connection with such exercise.

The Board of Directors need not take the same action for each stock award.

For purposes of the 2020 Plan, a corporate transaction will be deemed to occur in the event of (1) the consummation of a sale of all or substantially all of our consolidated assets, (2) the consummation of a sale of at least 90% of our outstanding securities, (3) the consummation of a merger or consolidation in which we are not the surviving corporation, or (4) the consummation of a merger or consolidation in which we are the surviving corporation but shares of our outstanding common stock are converted into other property by virtue of the transaction.

Change in Control. A stock award may be subject to additional acceleration of vesting and exercisability upon or after specified change in control transactions (as defined in the 2020 Plan), as provided in the stock award agreement or in any other written agreement between us or any affiliate and the participant.

Duration, Suspension, Termination and Amendment of the 2020 Plan

The Board of Directors may suspend or terminate the 2020 Plan at any time. Unless sooner terminated by our Board of Directors, the 2020 Plan shall automatically terminate on April 9, 2030, which is the day before the tenth anniversary of the date the 2020 Plan was adopted by the Board of Directors. No awards may be granted under the 2020 Plan while the 2020 Plan is suspended or after it is terminated.

The Board of Directors may amend the 2020 Plan at any time. However, no amendment or termination of the plan will adversely affect any rights under awards already granted to a participant unless agreed to by the affected participant. Furthermore, without stockholder approval, the Board of Directors does not have the right or authority (1) to increase the aggregate number of shares of common stock (including upon the exercise of incentive stock options) that may be issued under the 2020 Plan, other than in connection with specified capitalization adjustments such as stock splits and stock dividends and the other transactions described above under “Stock Available for Awards,” (2) to amend the provisions in the 2020 Plan relating to a prohibition on the repricing of stock awards, (3) to amend the 2020 Plan in any respect that requires stockholder approval under applicable stock exchange rules, or (4) to amend the 2020 Plan in any respect that requires stockholder approval under the Internal Revenue Code of 1986, as amended (the “Code”), or any other applicable law.

Tax Withholding

The Board of Directors may require a participant to satisfy any federal, state, local, or foreign tax withholding obligation relating to a stock award by (1) causing the participant to tender a cash payment, (2) withholding shares of common stock from the shares of common stock issued or otherwise issuable to the participant in connection with the award, (3) withholding cash from an award settled in cash or from other amounts payable to the participant, or (4) by other method set forth in the award agreement.

U.S. Federal Income Tax Consequences

The following is a summary of the principal United States federal income tax consequences to participants and the Company with respect to participation in the 2020 Plan. The summary is not intended to be exhaustive and does not discuss the income tax laws of any local, state or foreign jurisdiction in which a participant may reside. The information is based upon current federal income tax rules and therefore is subject to change when those rules change. The 2020 Plan is not qualified under the provisions of Section 401(a) of the Code, and is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974. Our ability to realize the benefit of any tax deductions described below depends on our generation of taxable income as well as the satisfaction of our tax reporting obligations.

Incentive Stock Options

The 2020 Plan provides for the grant of stock options that qualify as “incentive stock options,” as defined in Section 422 of the Code. Under the Code, an optionholder generally is not subject to ordinary income tax upon the grant or exercise of an incentive stock option. If the optionholder holds a share received on the exercise of an incentive stock option for more than two years from the date the option was granted and more than one year from the date the option was exercised, which is referred to as the required holding period, the difference, if any, between the amount realized on a sale or other taxable disposition of that share and the holder’s tax basis in that share will be long-term capital gain or loss.

If, however, an optionholder disposes of a share acquired on exercise of an incentive stock option before the end of the required holding period, which is referred to as a disqualifying disposition, the optionholder generally will recognize ordinary income in the year of the disqualifying disposition equal to the excess, if any, of the fair market value of the share on the date the incentive stock option was exercised over the exercise price. However, if the sales proceeds are less than the fair market value of the share on the date of exercise of the option, the amount of ordinary income recognized by the optionholder will not exceed the gain, if any, realized on the sale. If the amount realized on a disqualifying disposition exceeds the fair market value of the share on the date of exercise of the option, that excess will be short-term or long-term capital gain, depending on whether the holding period for the share exceeds one year.

We will not be allowed an income tax deduction with respect to the grant or exercise of an incentive stock option or the disposition of a share acquired on exercise of an incentive stock option after the required holding period. If there is a disqualifying disposition of a share, however, we will generally be allowed an income tax deduction in an amount equal to the taxable ordinary income realized by the optionholder, subject to the provisions of Section 162(m) of the Code summarized below.

Nonstatutory Stock Options

Generally, there is no taxation upon the grant of a nonstatutory stock option if the option is granted with an exercise price equal to, or greater than, the fair market value of the underlying stock on the grant date. On exercise, an optionholder will recognize ordinary income equal to the excess, if any, of the fair market value on the date of exercise of the stock over the exercise price. Generally, the optionholder’s tax basis in those shares will be equal to their fair market value on the date of exercise of the option, and the optionholder’s capital gain holding period for those shares will begin on that date. Subject to the provisions of Section 162(m) of the Code, we will generally be entitled to an income tax deduction equal to the taxable ordinary income realized by the optionholder.

Restricted Stock

Generally, the recipient of a restricted stock award will recognize ordinary income at the time the stock is received equal to the excess, if any, of the fair market value of the stock received over any amount paid by the recipient in exchange for the stock. If, however, the stock is not vested when it is received (for example, if the employee is required to work for a period of time in order to have the right to sell the stock), the recipient generally will not recognize income until the stock becomes vested, at which time the recipient will recognize ordinary income equal to the excess, if any, of the fair market value of the stock on the date it becomes vested over any amount paid by the recipient in exchange for the stock. A recipient may, however, file an election with the Internal Revenue Service, within 30 days of his or her receipt of the stock award, to recognize ordinary income, as of the date the recipient receives the award, equal to the excess, if any, of the fair market value of the stock on the date the award is granted over any amount paid by the recipient in exchange for the stock. The recipient’s basis for the determination of gain or loss upon the subsequent disposition of shares acquired from a restricted stock award will be the amount paid for such shares plus any ordinary income recognized either when the stock is received or when the stock becomes vested.

Subject to the provisions of Section 162(m) of the Code, we will generally be entitled to an income tax deduction equal to the taxable ordinary income realized by the recipient of the restricted stock award.

Restricted Stock Units

Generally, no taxable income is recognized upon receipt of a restricted stock unit award. The recipient will recognize ordinary income in the year in which the shares subject to that unit are actually issued to the participant (or cash in lieu of shares is delivered to the recipient) in an amount equal to the fair market value of the shares on the date of delivery. Subject to the provisions of Section 162(m) of the Code and the satisfaction of a tax reporting obligation, we generally will be entitled to an income tax deduction equal to the amount of taxable ordinary income recognized by the recipient.

Stock Appreciation Rights

Generally, stock appreciation rights are subject to similar tax rules as nonstatutory stock options. This means that, generally, no taxable income is realized upon the receipt of a stock appreciation right. Upon exercise of the stock appreciation right, the fair market value of the shares (or cash in lieu of shares) received, less any strike price paid for such shares, is recognized as ordinary income to the recipient in the year of such exercise. Subject to the provisions of Section 162(m) of the Code, we will generally be entitled to an income tax deduction equal to the amount of taxable ordinary income recognized by the participant.

Section 162(m) of the Code

Generally, whenever a participant recognizes ordinary income under the 2020 Plan, a corresponding deduction is available to the Company, provided that the Company complies with certain reporting requirements. However, under Code Section 162(m), the Company will be denied a deduction for compensation paid to certain senior executives that exceeds $1,000,000, unless the compensation is “performance-based compensation” within the meaning of the Code.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of Common Stock as of September 10, 2020 by (a) each person known by us to own beneficially 5% or more of each class of our outstanding voting shares (i.e. Common Stock and our Series B Preferred Stock), (b) each of our named executive officers listed in the Summary Compensation Table and each of our directors and (c) all executive officers and directors of GCEH as a group. As of September 10, 2020, there were 358,499,606 shares of Common Stock issued and outstanding. As of the same date, there were 13,000 shares of our Series B Preferred Stock issued and outstanding, which shares of preferred stock were convertible into an aggregate of 11,818,181 shares of Common Stock. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class of Common Stock
Preferred Stock:
Corporativo LODEMO S.A DE CV Calle 18, #201-B x 23 y 25, Colonias Garcia Gineres, C.P. 97070 Merida, Yucatan, Mexico	9,090,908	(3)	2.5%

Greenrock Capital Holdings LLC 10531 Timberwood Circle, Suite D Louisville, Kentucky 40223	2,727,273	(4)	.*

Common Stock:

Pacific Sequoia Holdings LLC 250 University Avenue, Palo Alto, CA 94301	40,000,000	(5)	11.2%

Roll Energy Investments LLC 11444 West Olympic Boulevard, 10th Floor Los Angeles, California 90064	33,094,500		9.3%

Michael Zilkha 1001 McKinney, Suite 1900 Houston TX 77002	36,515,690		10.2%

Directors/Named Executive Officers:

Richard Palmer	228,893,587	(6)	42.4%
David R. Walker	3,403,539	(7)	*
Martin Wenzel	1,000,000	(8)	*
Noah Verleun	65,205,500	(9)	15.7%
Ralph Goehring	138,889	(8)	*
All Named Executive Officers and Directors as a group (5 persons)	298,641,515	(10)	49.7%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each person listed is c/o Global Clean Energy Holdings, Inc., 2790 Skypark Drive, Torrance, California, 90505. .
(2)	For purposes of this table, shares of Common Stock are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares of Common Stock are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares upon exercise or conversion of a security within 60 days of September 10, 2020.
(3)	Consists of 9,090,908 shares of Common Stock that may be acquired upon the conversion of shares of Series B Preferred Stock. Corporativo LODEMO owns 10,000 shares of our Series B Preferred Stock, which represents 76.92% of the issued and outstanding shares of that class of securities.
(4)	Consists of 2,727,273 shares of Common Stock that may be acquired upon the conversion of shares of Series B Preferred Stock. Greenrock owns 3,000 shares of our Series B Preferred Stock, which represents 23.08% of the issued and outstanding shares of that class of securities.
(5)	Based on information disclosed in a Schedule 13G jointly filed with the SEC on February 1, 2019 by Pacific Sequoia Holdings LLC (“PSH”), Jeffrey S. Skoll, and GrowthWorks Canadian Fund Ltd. (“GWC”), according to which PSH, Mr. Skoll and GWC share voting and dispositive control over the shares. Jeffrey S. Skoll, as the indirect sole member of PSH, may be deemed to share the power to direct the voting or disposition of the shares on behalf of PSH. The address of PSH and Jeffrey S. Skoll is 250 University Avenue, Palo Alto, CA 94301. The address of GWC is McCarthy Tétrault LLP, Box 48, Suite 5300, Toronto Dominion Bank Tower, Toronto, ON M5K 1E6.
(6)	Includes 71,108,346 shares that may be acquired upon the conversion of the principal balance, plus all accrued interest, under an outstanding convertible promissory note, and 110,000,000 shares that may be acquired upon the exercise of currently exercisable options.
(7)	Includes 2,500,000 shares that may be acquired upon the exercise of options that were vested as of September 10, 2020.
(8)	Consists of shares that may be acquired upon the exercise of options.
(9)	Includes 57,444,643 shares that may be acquired upon the exercise of currently exercisable options.
(10)	Includes (i) 171,803,532 shares that may be acquired upon the exercise of currently exercisable options, and (ii) 71,108,346 shares that may be acquired upon the conversion of the principal balance, plus all accrued interest, under an outstanding convertible promissory note.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

From 2010 to 2018, Mr. Palmer deferred more than $1.7 million of his salary and annual bonus payable to him under his employment agreement with GCEH. On October 16, 2018, Mr. Palmer entered into a new employment agreement with GCEH. Concurrently with the execution of the new employment agreement, because of the Company’s financial condition, Mr. Palmer agreed to defer $1 million of his accrued salary and bonus for an additional two years. In order to evidence the foregoing deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note is accruing simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%) and matures and becomes due and payable on October 15, 2020. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of Common Stock at an exercise price of $0.0154 per share.

Martin Wenzel was appointed to the Board of Directors on May 7, 2020. Until his appointment as a director, Mr. Wenzel served as an advisor to the Board pursuant to that certain Board Advisor Agreement, dated June 21, 2019. Under the Board Advisor Agreement, Mr. Wenzel was granted a five-year non-qualified stock option to purchase 500,000 shares, which option automatically vested upon Mr. Wenzel’s appointment to the Board. The foregoing options have an exercise price of $0.08 per share.

Director Independence

Common Stock is quoted on the OTC Pink marketplace. The OTC Pink market does not maintain any standards regarding the “independence” of the directors on GCHE’s Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

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

Our Board of Directors has determined that Mr. Walker, a non-employee director, is an independent director as defined in the Nasdaq rules relating to director independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Aggregate fees billed to us by Hall & Company with respect to our 2016, 2017, 2018 and 2019 fiscal years were as follows:

	2016	2017	2018	2019
Audit Fees	$—	$—	$—	$220,000
Audit-Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—
Total	$—	$—	$—	$220,000

The Company did not previously file its annual reports for 2016,2017,2018 and 2019. The Company’s auditors audited the Company’s financial statements for 2016 – 2019 during 2019 and 2020. As such the audit fees for all these years have been included in 2019. In accordance with the SEC’s definitions and rules, “audit fees” are fees that the Company paid for professional services for the audit of our consolidated financial statements included in our Form 10-K, and review of financial statements included in its quarterly reports on Form 10-Q and for services that are normally provided in connection with regulatory filings. “Audit-related fees” represent fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and that are not reported under the “audit fees” category. “Tax fees” are fees for tax compliance, tax advice and tax planning.

During the periods covered by this Form 10-K, the Company only had two directors, one of whom represented the Company’s sole member of the Audit Committee. Because of the size of the Board and a one-member Audit Committee, all of the audit-related services and other services described in the above table were pre-approved by our Board, including the sole member of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements. Reference is made to the Index to Consolidated Financial Statements of the Company attached hereto following the signature page of the Annual Report.
(2)	Financial Statement Schedule. All consolidated financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the Consolidated Financial Statements of the Company attached hereto following the signature page of the Annual Report.
(b)	The exhibits listed in the Exhibit Index below are filed with, or are incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger regarding the reincorporation of Registrant as a Delaware corporation (incorporated herein by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).
3.1	Certificate of Incorporation (incorporated herein by reference to Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).
3.2	Bylaws (incorporated herein by reference to Appendix E to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).
4.1	Specimen stock certificate*
4.2	Description of the Securities of Global Clean Energy Holdings, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Office Lease, dated as of February 2, 2014, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed on March 31, 2015, and incorporated herein by reference)
10.2	First Amendment to Office Lease, dated as of January 15, 2019, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC*
10.3	Second Amendment to Lease, dated June 4, 2019, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC*
10.4	Global Clean Energy Holdings, Inc. 2010 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).#

10.5	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers*#
10.6	Omitted
10.7	Employment Agreement, dated October 15, 2018, by and between Global Clean Energy Holdings, Inc. and Richard Palmer*#
10.8	Amendment No. 1 to Employment Agreement, dated May 7, 2020, by and between Global Clean Energy Holdings, Inc. and Richard Palmer*#
10.9	Convertible Promissory Note, dated October 16, 2018, issued by Global Clean Energy Holdings, Inc. to Richard Palmer*#
10.10	Employment Agreement, dated January 15, 2019, by and between Global Clean Energy Holdings, Inc. and Noah Verleun*#
10.11	Amendment No. 1 to Employment Agreement, dated May 7, 2020, by and between Global Clean Energy Holdings, Inc. and Noah Verleun*#
10.12	Offer Letter, dated May 17, 2020, by and between Global Clean Energy Holdings, Inc. and Ralph Goehring*#
10.13	Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule PRE 14A filed with the Commission on July 30, 2020)#
10.14	Form of Stock Option Grant Notice of Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan*
10.15	Share Purchase Agreement, dated April 29, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.16	First Amendment to Share Purchase Agreement, dated as of September 27, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.17	Second Amendment to Share Purchase Agreement, dated as of October 4, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.18	Third Amendment to Share Purchase Agreement, dated as of October 11, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.19	Fourth Amendment to Share Purchase Agreement, dated as of October 28, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*

10.20	Fifth Amendment to Share Purchase Agreement, dated as of March 23, 2020, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.21	Sixth Amendment to Share Purchase Agreement, dated as of May 4, 2020, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.22	Control, Operation And Maintenance Agreement, dated May 4, 2020, by and between GCE Operating Company, LLC and BKRF OCB, LLC*
10.23	Call Option Agreement, dated May 7, 2020, by and among Global Clean Energy Holdings, Inc., Alon Paramount Holdings, Inc., and GCE Holdings Acquisitions, LLC*
10.24	Credit Agreement, dated as of May 4, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein*
10.25	Credit Agreement, dated as of May 4, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein*
10.26	Product Offtake Agreement, dated as of April 10, 2019, between ExxonMobil Oil Corporation and GCE Holdings Acquisitions LLC*†
10.27	Engineering, Procurement and Construction Agreement, dated April 30, 2020, between ARB, Inc. and GCE Holdings Acquisitions, LLC†
10.28	License Agreement, dated October 24, 2018, between Haldor Topsoe A/S and GCE Holdings Acquisitions, LLC*†
21.1	Subsidiaries of Registrant*
23.1	Consent of Hall & Company Certified Public Accountants, Inc.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from the Annual Report on Form 10-K of Global Clean Energy Holdings, Inc. for the years ended December 31, 2016, 2017, 2018 and 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2016, 2017, 2018 and 2019; (2) Statements of Income for the years ended December 31, 2016, 2017, 2018 and 2019; (3) Statements of Shareholders’ Equity for the years ended December 31, 2016, 2017, 2018 and 2019; (4) Statements of Cash Flows for the years ended December 31, 2016, 2017, 2018 and 2019; and (5) Notes to Financial Statements.

*	Filed herewith
†	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions are (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.
October 6, 2020	By: /s/ RICHARD PALMER Richard Palmer President and Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Richard Palmer and Ralph Goehring, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD PALMER	President and Chief Executive Officer	October 6, 2020
Richard Palmer	(Principal Executive Officer) and Director
/s/ RALPH GOEHRING	Chief Financial Officer	October 6, 2020
Ralph Goehring	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID WALKER	Chairman, the Board of Directors	October 6, 2020
David Walker

/s/ MARTIN WENZEL	Director	October 6, 2020
Martin Wenzel

Index to Financial Statements

Financial Statements:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Global Clean Energy Holdings, Inc., and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Clean Energy Holdings, Inc., and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2019, 2018, 2017, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity (deficit) and cash flows for each of the five years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of as of December 31, 2019, 2018, 2017, 2016 and 2015, and the results of its operations and its cash flows for each of the five years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

Irvine, California

October 6, 2020

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$457,331	$5,226,489	$3,733
Accounts receivable	—	—	19,082
Inventory	22,942	22,941	22,942
Total Current Assets	480,273	5,249,430	45,757

PROPERTY AND EQUIPMENT, NET	—	1,706	1,706
RIGHT-OF-USE ASSET	82,450	—	—
INTANGIBLE ASSETS, NET	2,501,592	2,746,818	2,992,045
DEBT ISSUANCE COSTS	500,000	—	—
PRE-ACQUISITION COSTS	2,588,441	—	—
DEPOSITS	3,253,253	5,253	5,253

TOTAL ASSETS	$9,406,009	$8,003,207	$3,044,761

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,778,434	$3,057,500	$2,880,915
Accrued compensation and related liabilities	2,055,167	1,469,121	2,006,031
Accrued interest	1,734,527	1,372,413	1,049,888
Lease liabilities	82,882	—	—
Notes payable	1,369,856	1,369,856	1,369,856
Convertible notes payable	1,697,000	697,000	697,000
Derivative liability	24,767,000	11,917,000	—
Total Current Liabilities	33,484,866	19,882,890	8,003,690

LONG-TERM LIABILITIES
Convertible notes payable	—	1,000,000	—

TOTAL LIABILITIES	33,484,866	20,882,890	8,003,690

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized Series B, convertible; 13,000 shares issued and outstanding (aggregate liquidation preference of $1,300,000)	13	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized; 344,029,434, 341,529,434, and 341,529,434 shares issued and outstanding, respectively	344,029	341,529	341,529
Additional paid-in capital	31,259,365	30,669,220	30,599,931
Accumulated deficit	(55,682,264)	(43,890,445)	(35,900,402)
Total Stockholders' Deficit	(24,078,857)	(12,879,683)	(4,958,929)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,406,009	$8,003,207	$3,044,761

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,164	$34,704
Accounts receivable	112,254	10,160
Inventory	22,942	26,544
Other current assets	—	36,846
Current asset, of discontinued operations	—	218,015
Total Current Assets	157,360	326,269

PROPERTY AND EQUIPMENT, NET	2,170	7,868
RIGHT-OF-USE ASSET	—	—
INTANGIBLE ASSETS, NET	3,237,272	3,482,498
OTHER NONCURRENT ASSETS	5,254	2,626

TOTAL ASSETS	$3,402,056	$3,819,261

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,805,689	$3,041,612
Accrued compensation and related liabilities	1,598,254	1,380,155
Accrued interest	737,774	455,029
Notes Payable	1,369,856	1,369,856
Convertible notes payable	697,000	697,000
Derivative liability	—	106,000
Total Current Liabilities	7,208,573	7,049,652

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series B, convertible; 13,000 shares issued and outstanding (aggregate liquidation preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized; 341,529,434, and 341,529,434 shares issued and outstanding, respectively	341,529	341,529
Additional paid-in capital	30,564,371	30,533,060
Accumulated deficit	(34,712,430)	(34,210,969)
Accumulated other comprehensive income	—	105,976
Total Stockholders' Deficit	(3,806,517)	(3,230,391)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,402,056	$3,819,261

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017

REVENUE	$—	$—	$369,702

OPERATING EXPENSES
General and Administrative	3,061,580	1,282,037	1,012,614
Amortization of intangible assets	245,226	245,226	245,226
Preliminary stage acquisition costs	1,625,834	529,454	—
Total Operating Expenses	4,932,640	2,056,717	1,257,840

OPERATING LOSS	(4,932,640)	(2,056,717)	(888,138)

OTHER INCOME (EXPENSE)
Other income (expense), net	—	425,000	12,279
Interest expense, net	(439,479)	(441,326)	(312,113)
Gain on settlement of liabilities	2,430,300	—	—
Change in fair value derivative and finance charges related to derivative liability	(8,850,000)	(5,917,000)	—
Other Income (Expense), Net	(6,859,179)	(5,933,326)	(299,834)

NET LOSS	$(11,791,819)	$(7,990,043)	$(1,187,972)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common share	$(0.03)	$(0.02)	$(0.00)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	342,789,708	341,529,434	341,529,434

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015

REVENUE	$656,500	$537,807

OPERATING EXPENSES
General and Administrative	1,587,966	1,707,496
Other operating	3,825	438,367
Total Operating Expenses	1,591,791	2,145,863

OPERATING LOSS	(935,291)	(1,608,056)

OTHER INCOME (EXPENSE)
Other Income (Expense), Net	72,704	10
Interest expense, net	(283,049)	(334,618)
Gain on settlement of liabilities	537,612	376,157
Change in fair value derivative	—	(6,500)
Foreign currency transaction gain (loss)	106,563	(405)
Total Other Income (Expense)	433,830	34,644

LOSS FROM CONTINUING OPERATIONS	(501,461)	(1,573,412)

LOSS FROM DISCONTINUED OPERATIONS	—	(7,444,940)

NET LOSS	$(501,461)	$(9,018,352)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common share	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	341,529,434	341,529,434

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018	2017	2016	2015

Net loss	$(11,791,819)	$(7,990,043)	$(1,187,972)	$(501,461)	$(9,018,352)

Other comprehensive (Loss)	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	(1,150,651)

Reclassification adjustment for accumulated foreign currency translation included in earnings	—	—	—	(105,976)	—

	(11,791,819)	(7,990,043)	(1,187,972)	(607,437)	(10,169,003)

Add: net loss attributable to noncontrolling interest	—	—	—	—	7,444,940

Add: other comprehensive income loss attributable to controlling interest	—	—	—	—	(2,368,241)

	$(11,791,819)	$(7,990,043)	$(1,187,972)	$(607,437)	$(5,092,304)

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Years Ended December 31, 2019, 2018, 2017, and 2016

							Accumulated
					Additional		Other
	Series B		Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2015	13,000	$13	341,529,434	$341,529	$30,533,060	$(34,210,969)	$105,976	$(3,230,391)

Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	$31,311	—	—	31,311

Net loss for the year ended December 31, 2016	—	—	—	—	—	(501,461)	—	(501,461)

Other Comprehensive Income:	—	—	—	—	—	—	—	—

Reclassification adjustment of foreign currency translation adjustment	—	—	—	—	—	—	(105,976)	(105,976)

Balance at December 31, 2016	13,000	13	341,529,434	341,529	30,564,371	(34,712,430)	—	(3,806,517)

Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	$35,560	—	—	35,560

Net loss for the year ended December 31, 2017	—	—	—	—	—	(1,187,972)	—	(1,187,972)

Balance at December 31, 2017	13,000	13	341,529,434	341,529	30,599,931	(35,900,402)	—	(4,958,929)

Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	$69,289	—	—	69,289

Net loss for the year ended December 31, 2018	—	—	—	—	—	(7,990,043)	—	(7,990,043)

Balance at December 31, 2018	13,000	13	341,529,434	341,529	30,669,220	(43,890,445)	—	(12,879,683)

Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	$577,645	—	—	577,645

Exercise of stock options	—	—	2,500,000	$2,500	$12,500	—	—	15,000

Net loss for the year ended December 31, 2019	—	—	—	—	—	(11,791,819)	—	(11,791,819)

Balance at December 31, 2019	13,000	$13	344,029,434	$344,029	$31,259,365	$(55,682,264)	$—	$(24,078,857)

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Year Ended December 31, 2015

							Accumulated
					Additional		Other	Non-
	Series B		Common Stock		Paid in	Accumulated	Comprehensive	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance at December 31, 2014	13,000	$13	339,311,434	$339,311	$25,657,053	$(28,946,103)	$(66,586)	$(5,204,123)	$(8,220,435)

Contributions from noncontrolling interests	—	—	—	—	—	—	—	429,743	429,743

Distribution to noncontrolling interest	—	—	—	—	—	—	—	(250,000)	(250,000)

Issuance of common stock for services	—	—	2,218,000	$2,218	$8,872	—	—	—	11,090

Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	$133,172	—	—	—	133,172

Accrual of preferential return for the noncontrolling interests	—	—	—	—	—	—	—	(2,039,224)	(2,039,224)

Write off of accrued interest and preferred return forgiven by partner	—	—	—	—	$4,733,963	—	—	12,140,304	16,874,267

Foreign currency translation loss	—	—	—	—	—	(3,691,454)	172,562	2,368,240	(1,150,652)

Net loss for the year ended December 31, 2015	—	—	—	—	—	(1,573,412)	—	(7,444,940)	(9,018,352)

Balance at December 31, 2015	13,000	$13	341,529,434	$341,529	$30,533,060	$(34,210,969)	$105,976	$—	$(3,230,391)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net loss	$(11,791,819)	$(7,990,043)	$(1,187,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of liabilities	(2,430,300)	—	—
Share-based compensation	577,645	69,289	35,560
Depreciation and amortization	246,932	245,227	245,691
Change in fair value of derivative liability	8,850,000	5,917,000	—
Changes in operating assets and liabilities:
Accounts receivable	—	19,083	93,172
Inventory
Accounts payable and accrued expenses	1,151,234	176,585	75,227
Accrued compensation and related liabilities	586,046	463,090	407,777
Interest payable	362,114	322,525	312,114
Other Operating Activities	431	—	—
Net Cash Used in Operating Activities	(2,447,717)	(777,244)	(18,431)
Investing Activities:
Pre-acquisition costs and deposit on refinery acquisition	(5,836,,441)	—	—
Net Cash Used in Investing Activities	(5,836,441)	—	—
Financing Activities:
Proceeds received from derivative forward contract	4,000,000	6,000,000
Proceeds received from exercise of stock options	15,000
Debt issuance costs	(500,000)	—	—
Net Cash Provided by Financing Activities	3,515,000	6,000,000	—

Net Change in Cash and Cash Equivalents	(4,769,158)	5,222,756	(18,431)
Cash and Cash Equivalents at Beginning of Period	5,226,489	3,733	22,164
Cash and Cash Equivalents at End of Period	$457,331	$5,226,489	$3,733

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$—	$—	$—
Cash Paid for Income Tax	$—	$—	$—

Non-cash Financing Activities:
During 2018, the Company converted $1,000,000 of accrued compensation owed to its Chief Executive Officer into a note payable.

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015
Operating Activities:
Net loss	$(501,461)	$(9,018,352)
Net loss from discontinued operations		(7,444,940)
Net loss from continuing operations	(510,461)	(1,573,412)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	(105,976)	28
Gain on settlement of liabilities	(537,612)	(376,157)
Share-based compensation	31,311	133,172
Write-down of long-lived assets	—	438,320
Change in fair value of derivative liability	(106,000)
Depreciation and amortization	250,924	312,085
Changes in operating assets and liabilities:
Accounts receivable	(102,094)	1,012,977
Inventory	3,602	1,239
Other current assets	36,846	(15,665)
Accounts payable and accrued expenses	45,937	341,741
Accrued compensation and related liabilities	473,851	—
Interest payable	282,745	—
Other Operating Activities
Other noncurrent assets	(5,254)	5,760
Net Cash Used in Operating Activities	(233,181)	280,088
Cash Flows of discontinued operations:
Operating cash flows	220,641	(1,910,841)
Investing cash flows	—	6,416,913
Financing cash flows (including cash at year-end)	—	(4,907,060)
Net Cash flows from discontinued operations	220,641	(400,988)

Effect of exchange rate changes on cash	—	(35,940)

Net Change in Cash and Cash Equivalents	(12,540)	(156,840)
Cash and Cash Equivalents at Beginning of Period	34,704	191,544
Cash and Cash Equivalents at End of Period	$22,164	$34,704

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$—	$—
Cash Paid for Income Tax	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Clean Energy Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”) is a U.S.-based integrated agricultural-energy biofuels company, and together with its subsidiaries holds assets across feedstocks and plant genetics, agronomics, cultivation, and regulatory approvals, commercialization, and downstream biorefining and storage. The Company is focused on the development and refining of non-food based bio-feedstocks and has a proprietary investment in Camelina sativa (“Camelina”), a fast growing, low input and ultra-low carbon intensity crop used as a feedstock for renewable fuels. The Company currently holds the Camelina assets (including all related intellectual property related rights and approvals) and operates its Camelina business through a subsidiary, Sustainable Oils Inc., a Delaware corporation.

In 2018 and 2019 the Company pursued the acquisition of a crude oil refinery in Bakersfield, California with the objective of retrofitting it to produce renewable diesel from Camelina and other non-food feedstocks. Subsequent to year end 2019, the Company completed the acquisition of the targeted refinery. The retrofitting of the refinery is expected to be completed in the first quarter of 2022. The Company has entered into a product offtake agreement with a major oil company for the majority of the renewable diesel that it will produce. See Note B which describes the agreement in more detail.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., and its wholly owned subsidiaries, and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Cash and Cash Equivalents; Concentration of Credit Risk

For purposes of the statement of cash flows, the Company had no cash and cash equivalents in excess of federally-insured limits. The Company considers all highly liquid debt instruments maturing in three months or less to be cash equivalents. The Company has maintained its cash balances at what management considers to be high credit-quality financial institutions.

Accounts and Other Receivables

Trade receivables are recorded at net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost. Depreciation of office equipment is computed using the straight-line method over estimated useful lives of 3 to 5 years. Field equipment is depreciated using the straight-line method over estimated useful lives of 5 to 15 years. Normal maintenance and repair items are charged to operating costs and are expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in results of operations.

Long-Lived Assets

In accordance with U.S. GAAP the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Pre-Acquisition Costs

The Company capitalizes its pre-acquisition costs once management determines that it is probable that the project will occur. Probability is determined based on i) management, having the requisite authority, has implicitly or explicitly authorized and committed to funding the acquisition or construction of a specific asset, ii) the financial resources are available consistent with such authorization, and iii) the ability exists to meet the necessary local and other governmental regulations. Cost capitalization occurs when the acquisition is probable. We capitalize those costs that are directly identifiable with the specific property and those costs that would be capitalized if the property were already acquired. We expense general and administrative and overhead costs and costs, including payroll, that would be considered support functions. In 2019, we capitalized $2.6 million of these costs which included financing costs, legal costs, pre-engineering costs and other contractual costs and expenses directly related to the purchase of the Bakersfield refinery in May 2020. In addition, we paid $3.2 million of deposits for the acquisition of the property.

Debt Issuance Costs

During 2018, we signed a letter of intent to acquire our Bakersfield Refinery. The acquisition of the refinery and the related $365 million of financing to retrofit it closed in May 2020. During 2019, we incurred $0.5 million of costs related to obtaining financing for the Bakersfield Refinery. These debt issuance costs have been deferred and recorded on the balance sheet and will be amortized over the term of the financing. See Note J in Subsequent Events for more detail on the financing.

Derecognition of Liabilities

The Company reviews its liabilities, including but not limited to, accounts payable, notes payable, accrued expenses, accrued liabilities and other legal obligations for a determination of the legal enforcement or settlement of an obligation. Upon conclusive evidence that an obligation may be extinguished, has expired, is discharged, cancelled or otherwise no longer legally exists, then the Company will derecognize the respective liability on its balance sheet.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”). ASC 606 creates a single framework for recognizing revenue from contracts with customers that fall within its scope. Under ASC 606 revenue is recognized using the five-step model, including (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. However, the Company has not recognized any revenue since the adoption of ASC 606. Based upon the Company’s Product Offtake Agreement (see Note B), the Company expects to recognize revenue from the sale of biofuel beginning in 2022.

Prior to the adoption of ASC 606, the Company would recognize revenue when all of the following criteria were met: persuasive evidence of an arrangement exists; delivery occurred or services had been rendered; the seller's price to the buyer is fixed or determinable; collectability was reasonably assured; and title and the risks and rewards of ownership have transferred to the buyer. The Company’s revenues during 2015 – 2017 primarily consisted of contract advisory services, which included development and management services to other companies regarding their bio-fuels and/or feedstock development operations, on a fee for services basis. The advisory services revenue was recognized upon completion of the work in accordance with each advisory contract.

Research and Development

Research and development costs are charged to operating expenses when incurred.

Fair Value Measurements and Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying value due to their short-term nature. The Company’s derivative liability related to its derivative forward contract is reported at fair value.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

U.S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1— Quoted prices for identical instruments in active markets.

Level 2— Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3— Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

During October 2018, the Company entered into a derivative forward contract that also included a call option. This contract was used as a source of financing, and the Company received $6 million at the inception of the contract from the counterparty. The notional amount of the forward contract related to gallons of the commodity, Ultra Low Sulfur Diesel. Under the terms of the contract the Company was obligated to pay the equivalent of the notional amount multiplied by the market price of Ultra Low Sulfur Diesel at the settlement dates; however, the call option of the contract capped the market price of Ultra Low Sulfur Diesel. At the inception of the contract the fair value of the derivative liability exceeded the $6 million received by the Company, and as a result, the Company recognized a financing cost of $9.1 million. During October 2019, the derivative forward contract was amended, and the Company received an additional $4 million and the notional amount and liability increased accordingly.

The derivative forward contract was amended again in April 2020. Under the amendment, the contract was replaced with a fixed payment obligation, whereby the Company agreed to pay the counterparty a total of $24.8 million, which included a payment of $4.5 million in June 2020, and six installment payments in 2022 totaling $20.3 million.

The fair value of the derivative forward contract is primarily based upon the notional amount and the forward strip market prices of Ultra Low Sulfur Diesel, and is reduced by the fair value of the call option. The forward strip market prices are observable. However, to determine the fair value of the call option, Company used the Black’s 76 option pricing model. As a result, the contract as a whole is included in the Level 3 of the fair value hierarchy.

The following presents changes in the derivative liability:

	Year Ended	Quarter Ended
	12/31/19	12/31/19	09/30/19	06/30/19	03/31/19	12/31/18
Beginning Balance	$11,917,000	$14,130,000	$14,536,000	$15,854,000	$11,917,000	$—
New contract / contract additions	4,000,000	4,000,000	—	—	—	15,114,000
(Gain) loss in fair value recognized in earnings	8,850,000	6,637,000	(406,000)	(1,318,000)	3,937,000	(3,197,000)
	$24,767,000	$24,767,000	$14,130,000	$14,536,000	$15,854,000	$11,917,000

During the quarter ended December 31, 2018, the Company recognized a charge in earnings of $5.9 million related to the derivative forward contract. This charge consisted of $9.1 million finance costs of the derivative, less a decrease in fair value of $3.2 million.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include a) those assumed in determining the valuation of common stock, warrants, and stock options, b) those assumed in determining the value of the derivative transactions, c) estimated useful lives of equipment and patent costs, and d) undiscounted future cash flows for purpose of evaluating possible impairment of long-term assets. It is at least reasonably possible that the significant estimates used will change within the next year.

Income/Loss per Common Share

Income/Loss per share amounts are computed by dividing income or loss applicable to the common stockholders of the Company by the weighted-average number of common shares outstanding during each period. Diluted income or loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. The number of dilutive warrants and options is computed using the treasury stock method, whereby the dilutive effect is reduced by the number of treasury shares the Company could purchase with the proceeds from exercises of warrants and options.

The following instruments are currently antidilutive and have been excluded from the calculations of diluted income or loss per share at December 31, 2016, 2017, 2018 and 2019, as follows:

	December 31,
	2019	2018	2017	2016
Convertible notes and accrued interest	98,794,390	93,657,637	26,156,533	24,266,533
Convertible preferred stock - Series B	11,818,181	11,818,181	11,818,181	11,818,181
Warrants	—	—	—	3,083,332
Compensation-based stock options and warrants	199,027,315	137,427,315	52,586,692	84,782,003

Stock Based Compensation

The Company recognizes compensation expenses for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. However, in the case of awards with accelerated vesting, the amount of compensation expense recognized at any date will be based upon the portion of the award that is vested at that date. The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. For the fiscal years ended December 31, 2019, 2018, 2017 and 2016, charges related to stock-based compensation amounted to approximately $577,645, $68,289, $33,560 and $33,311, respectively. For the fiscal years ended December 31, 2019, 2018, 2017 and 2016, all stock-based compensation is classified in general and administrative expense.

Subsequent Events

The Company has evaluated subsequent events through October 6, 2020, the date these consolidated financial statements were issued. See Note J to these consolidated financial statements for a description of events occurring subsequent to December 31, 2019.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Statements

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This new standard replaces most of the existing revenue recognition guidance in U.S. GAAP permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, became effective in the first quarter of fiscal year 2018. The Company adopted the standard using the modified retrospective method. There was no effect for any adjustments to retained earnings (accumulated deficit) upon adoption of the standard on January 1, 2018.

Leasing

Effective January 1, 2019 the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update No. 2016-02, Leases (Topic 842) which superseded previous lease guidance ASC 840, Leases. Topic 842 is a new lease model that requires a company to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The Company adopted the standard using the modified retrospective approach that does not require the restatement of prior year financial statements. The adoption of Topic 842 did not have a material impact on the Company’s consolidated income statement or consolidated cash flow statement. The adoption of Topic 842 resulted in the recognition of a ROU asset and corresponding lease liability of $112,000 as of January 1, 2019 for leases classified as operating leases.

Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07 Improvements to Non-employee Share-based Payment Accounting ("ASU 2018-07"). ASU 2018-07 amends ASC 718, Compensation - Stock Compensation ("ASC 718"), with the intent of simplifying the accounting for share-based payments granted to non-employees for goods and services and aligning the accounting for share-based payments granted to non-employees with the accounting for share-based payments granted to employees. The Company adopted ASU 2018-07 on January 1, 2019 using the modified retrospective approach as required. ASU 2018-07 replaced ASC 505-50, Equity-Based Payments to Non-employees ("ASC 505-50") which was previously applied by the Company for warrants granted to consultants and nonemployees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — BASIS OF PRESENTATION AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations applicable to its common shareholders of $11.8 million, $8.0 million, $1.2 million, and $0.5 million, during the years ended December 31, 2019, 2018, 2017 and 2016, respectively, and has an accumulated deficit applicable to its common stockholders of $55.7 million, at December 31, 2019. The Company incurred operating losses of $4.9 million, $2.1 million, $0.9 million, and $0.9 million, during the years ended December 31, 2019, 2018, 2017 and 2016, respectively. At December 31, 2019, the Company had negative working capital of $33.0 million and a stockholders’ deficit of $24.5 million.

On May 4, 2020, a group of lenders agreed to provide a $300 million senior secured term loan facility to one of Global Clean Energy Holdings, Inc.’s subsidiaries to enable that subsidiary to acquire the equity interests of Bakersfield Renewable Fuels, LLC and to pay the costs of the retooling of the refinery owned by Bakersfield Renewable Fuels, LLC. Concurrently with the senior credit facility, a group of mezzanine lenders have agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield biorefinery. See, “Note J Subsequent Events.” Although the funds provided by the senior and mezzanine lenders may only be used for the Bakersfield refinery and servicing these debt obligations, since the Company shares facilities and personnel, Global Clean Energy Holdings, Inc. will realize a reduction in certain of its operating expenses. As of October 6, 2020, the Company believes that these cost savings, plus the Company’s other financial resources should be sufficient to fund the Company’s operations for the next eighteen months from the date that the accompanying financial statements were available to be issued.

In April of 2019, the Company executed a binding Product Offtake Agreement (the “Offtake Agreement”) with a major oil company (“Purchaser”) pursuant to which Purchaser has committed to purchase approximately 2.5 million barrels of renewable diesel annually from the Bakersfield Biorefinery, and the Company will be obligated to sell these quantities of renewable diesel to Purchaser. Purchaser’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Biorefinery commences operations. Purchaser has the option to extend the initial five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Biorefinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Biorefinery’s operations.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2019, 2018, 2017, 2016 and 2015 are as follows:

	2019	2018	2017	2016	2015
Field Equipment	$—	$10,305	$10,305	$10,305	$10,574
Office Equipment	61,078	61,601	61,601	61,601	64,729
Total Cost	61,078	71,906	71,906	71,906	75,303
Less accumulated depreciation	61,078	70,200	70,200	69,736	67,435
Property and equipment, net	$—	$1,706	$1,706	$2,170	$7,868

Depreciation expense for property and equipment was $0, $0, $464, $2,301 and $66,859 for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - PATENT LICENSE FEES

Through a 2013 acquisition, the Company acquired certain patents, intellectual property and rights related to the development of Camelina as a biofuels feedstock, as a result of which it continues to incur costs related to patent license fees and patent applications for Camelina sativa plant improvements. These assets include three patents and the related intellectual property associated with these patents. These patents have an expected useful life of 17 years and are carried at cost less any accumulated amortization and any impairment losses. Amortization is calculated using the straight-line method over their remaining patent life. The termination of the patents are in 2029. Any future costs associated with the maintenance of these patents and patent and registration costs for any new patents that are essential to its business will be capitalized and amortized over the life of the patent once issued. The patent license assets as of the year ended December 31, 2019, 2018, 2017, 2016 and 2015 is shown in the following table:

	December 31
	2019	2018	2017	2016	2015
Patent license fees	$4,187,902	$4,186,289	$4,168,841	$4,168,841	$4,168,841
Less accumulated amortization	(1,686,3107)	(1,439,471)	(1,176,796)	(931,569)	(686,343)
Intangible Assets, Net	$2,501,592	$2,746,818	$2,992,045	$3,237,272	$3,482,498

Amortization expense for intangible assets was approximately $245,000 for the years ended December 31, 2015, 2016, 2017, 2018 and 2019. The estimated amortization expense for the next five years is expected to be approximately $245,000 annually.

NOTE E –DEBT

Promissory Notes

Prior to 2016 the Company invested in and purchased various assets and is carrying a note, that is due upon demand, related to such assets in the principal amount of $1.3 million and an interest rate of 18% per annum.

Convertible Note Payable to Executive Officer

On October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrues salary and bonus for two years. In order to evidence the foregoing deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note accrued simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%) and matures and becomes due and payable on October 15, 2020. The Company accrued interest expense on this note in 2018 and 2019 of $10,411 and $50,000 respectively. As of year end 2018 and 2019 the Company had recorded accrued interest payable of $10,411 and $60,411. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of Common Stock at an exercise price of $0.0154 per share.

Convertible Notes Payable

The Company has several notes that are convertible into the Company or the Company’s subsidiaries shares at different prices: from $0.03 per share into the parent company’s stock and up to $1.48 per share into a subsidiary’s common stock. These notes are past due their original maturity date and they continue to accrue interest at varying rates, from 8% to 10%. On a combined basis, as of December 31, 2019 the principal amount of these notes is $0.7 million.

Settlement of Liabilities

In 2019 the Company derecognized $2.4 million of previously outstanding liabilities upon concluding that these were no further legal obligations. In 2016, the Company derecognized $0.5 million of liabilities based upon analysis of its accounts payable aging. These amounts are included in gain on settlement of liabilities in the accompanying statement of operations.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – STOCKHOLDERS’ EQUITY

Common Stock

During 2016 through 2019, the Company issued a total of 2,500,000 shares of common stock related to the exercise of stock options.

Series B Preferred Stock

On November 6, 2007, the Company sold a total of 13,000 shares of Series B Convertible Preferred Stock (“Series B Shares”) to two investors for an aggregate purchase price of $1.3 million, less offering costs of $9,265. Each share of the Series B Shares has a stated value of $100.

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

In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock shall be entitled to receive, prior to any distribution to the holders of the Common Stock, an amount equal to $100 per share, or $1,300,000 in the aggregate, plus an amount equal to any dividends declared and unpaid with respect to each such share.

NOTE G – STOCK OPTIONS AND WARRANTS

2010 Stock Plan

In 2010, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) wherein 20,000,000 shares of the Company's common stock were reserved for issuance thereunder. Options and awards granted to new or existing officers, directors, employees, and non-employees vest ratably over a period as individually approved by the Board of Directors generally over four years, but not in all cases. The 2010 Plan provides for a three-month exercise period of vested options upon termination of service. The exercise price of options granted under the 2010 Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2010 Plan have a maximum term of ten years for exercise and may be exercised with cash consideration or through a cashless exercise in which the holder forfeits a portion of the award in exchange for shares of common stock of the remaining portion of the award. As of December 31, 2019, there were no shares available for future option grants under the 2010 Plan. The 2010 Plan expired in April 2020 and was replaced with the 2020 Equity Incentive Plan. See Note J for additional information.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company’s Board of Directors has granted stock options to certain officers, directors, employees, and non-employees, which options were not part of the 2010 Plan or any other formal equity incentive plan.

During the fiscal years ended December 31, 2016, 2017, 2018 and 2019, the Company granted the following stock options under the 2010 Plan and outside of the 2010 Plan:

2016:

On May 26, 2016, the Company granted employees and consultants a total of 2,300,000 incentive stock options and 1,000,000 non-qualified stock options respectively. These options vest 25% annually on the anniversary of the date of grant beginning on May 25, 2017 and each year thereafter until fully vested. The options expire five years from the date of grant and have an exercise price of $0.003.

On July 1, 2016, the Company granted its Chairman of the Board a five-year non-qualified stock option to purchase 500,000 shares of Common Stock at an exercise price of $0.003. The options vest monthly over one year beginning on the grant date.

On December 14, 2016, the Company granted employees and consultants a total of 3,000,000 incentive stock options and 500,000 non-qualified stock options respectively. These options vest quarterly over three years beginning on the grant date. The options expire five years from the date of grant and have an exercise price of $0.0017.

2017:

On July 1, 2017, the Company granted its Chairman of the Board a five-year non-qualified stock option to purchase 500,000 shares of Common Stock at an exercise price of $0.015. The options vest monthly over one year beginning on the grant date.

On November 1, 2017, the Company granted employees and consultants a total of 2,500,000 incentive stock options and 500,000 non-qualified stock options respectively. These options vest quarterly over three years beginning on the grant date. The options expire five years from the date of grant and have an exercise price of $0.0022.

2018:

For legal services rendered, on January 29, 2018 the Company granted to one of its attorneys a fully vested, five-year, non-qualified stock option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.0056 per share.

On July 1, 2018, the Company granted its Chairman of the Board a five-year non-qualified stock option to purchase 500,000 shares of Common Stock at an exercise price of $0.0056. The options vest monthly over one year beginning on the grant date.

On September 17, 2018, the Company granted its Executive Vice President a five-year non-qualified stock option to purchase 5,000,000 shares of Common Stock at an exercise price of $0.035. The options vested immediately upon grant.

On October 16, 2018, the Company granted its Chief Executive Officer a five-year non-qualified stock option to purchase 110 million shares of Common Stock at an exercise price of $0.0154, subject to the Company’s achievement of certain market capitalization goals.

On December 14, 2018, the Company granted a non-qualified stock option to purchase up to 2,500,000 to a consultant. The option (i) has an exercise price of $0.007(equal to the closing market price on the date of the grant), (ii) has a five-year term, and (iii) was fully vested and immediately exercisable upon grant.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

2019:

On January 15, 2019, the Company granted its Executive Vice President a five-year non-qualified stock option to purchase 50 million shares of Common Stock at an exercise price of $0.02, subject to the Company’s achievement of certain market capitalization goals.

On June 21, 2019 the Company entered into a Board Advisor Agreement with a prospective Board member (who subsequently became a member of the Board of Directors). As compensation for his services under the Board Advisor Agreement, the Board granted to this Director a non-qualified stock option to purchase up to 500,000 shares of the Company’s common stock, which option has an exercise price of $0.08 (based on the closing market price), a five year term, and the following vesting schedule: (i) Options to purchase 125,000 shares vested immediately as of the date grant, and (ii) options to purchase 125,000 additional shares vested on each of September 20, 2019, December 20, 2019 and March 20, 2020. The Board also granted to this prospective Director a second non-qualified stock option to purchase up to 500,000 shares of the Company’s common stock, which option has an exercise price of $0.08, a five year term, and would vest if/when this prospective Director joins the Board of Directors of the Company, provided that this prospective Director is appointed to the Board during the term of the Board Advisor Agreement. This appointment occurred in May 2020.

On June 21, 2019 the Company granted its Executive Vice President a five-year non-qualified stock option to purchase 10,000,000 shares at an exercise price of $0.0165.  The option vests at 25% at issuance and the balance over 36 months.

On July 1, 2019, the Company granted its Chairman of the Board a five-year non-qualified stock option to purchase 500,000 shares of Common Stock at an exercise price of $0.065. The options vest monthly over one year beginning on the grant date.

On July 5, 2019 the Company granted to a consultant a five-year non-qualified stock option to purchase 5,000,000 shares of Common Stock at an exercise price of $0.09.  The option vesting is conditional upon the Company consummating its contemplated acquisition by March 31, 2020 and upon such acquisition will vest at one-third upon closing and one-third each on the first and second anniversary of closing.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the option award activity and awards outstanding at December 31, 2019 is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	93,208,997	$0.015	2.2 years	$—

Granted	7,300,000	0.002
Exercised	—
Forfeited	(4,800,000)	0.024		—
Expired	(10,926,994)	0.008		—

Outstanding at December 31, 2016	84,782,003	0.015	1.7 years	—
Granted	3,500,000	0.004
Exercised	—
Forfeited	(7,500,000)	0.006		—
Expired	(28,195,311)	0.018		—

Outstanding at December 31, 2017	52,586,692	0.013	1.6 years	600

Granted	118,750,000	0.015
Exercised	—
Forfeited	(24,959,377)	0.015		—
Expired	(8,950,000)	0.022		—

Outstanding at December 31, 2018	137,427,315	0.014	4.4 years	28,260

Granted	66,500,000	0.019
Exercised	(2,500,000)	0.006
Forfeited	—			—
Expired	(2,400,000)	0.010		—

Outstanding at December 31, 2019	199,027,315	0.016	3.6 years	14,360,463
Vested and exercisable at December 31, 2019	184,964,315	$0.016	3.6 years	$13,468,745

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The Company estimates the fair value of stock options that have both service and market conditions on the grant date using a lattice model. The following table illustrates the assumptions used in estimating the fair value of options granted during the periods presented:

	For the Years Ended December 31,
	2019	2018	2017	2016
Expected Term (in Years)	2 to 5	2 to 5	3 to 3.75	3.75
Volatility	123%	123%	175%-189%	142%-156%
Risk Free Rate	2.8%	2.8%	1.9%-2.0%	1.4%-2.0%
Dividend Yield	0%	0%	0%	0%
Suboptimal Exercise Factor (1)	1.3	1.3	n/a	n/a
Exit Rate Pre-vesting (2)	0%	0%	n/a	n/a
Exit Rate Post-vesting (3)	0%	0%	n/a	n/a
Aggregate Grant Date Fair Value	$326,644	$396,074	$12,737	$19,038

(1)	The suboptimal exercise factor estimates the value realized by the holder upon exercise of the option and the estimated point at which an option holder would exercise an in-the-money option. The Company estimated the suboptimal factor based on the holder realizing a pre-tax profit of $500,000. Used for lattice model purposes only.
(2)	Assumed forfeiture rate for market condition option awards prior to vesting. Used for lattice model purposes only.
(3)	Assumed expiration or forfeiture rate for market condition option awards after vesting. Used for lattice model purposes only.

During the years ended December 31, 2019 and 2018 the Company granted 110,000,000 and 50,000,000 options, respectively, to related parties that have both requisite service conditions and market conditions. The requisite service period for the market condition options granted during 2019 was three years and the options vest in three tranches: 28% of the award vests when the market cap exceeds $7 million for a thirty day period; 33% of the award vests when the market cap exceeds $15 million for a thirty day period; and 40% of the award vests when the market cap exceeds $25 million for a thirty day period. The requisite service period for the market condition options granted during 2018 was three years and the options vest in three tranches: 28% of the award vests when the market cap exceeds $7 million for a thirty day period; 36% of the award vests when the market cap exceeds $15 million for a thirty day period; and 36% of the award vests when the market cap exceeds $25 million for a thirty day period. As of May 31, 2019, all of the outstanding market condition awards issued during 2019 and 2018 were fully vested.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

For the years ended December 31, 2019, 2018, 2017, and 2016 the Company recognized stock compensation expenses related to stock option awards of $577,645; $69,289; $35,560; and $31,311; respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2019, there was approximately $106,000 of unrecognized compensation cost related to option awards that will be recognized over the remaining service period of approximately 2.25 years.

Stock Purchase Warrants

The Company has, from time to time, previously issued warrants for the purchase of Common Stock. During the year ended December 31, 2016 all 3,083,332 previously outstanding fully vested stock warrants expired. As of December 31, 2019 there were no outstanding stock warrants.

In 2020, the Company issued, to a party interested in Camelina development, a non-transferable warrant for approximately eight-percent interest in its subsidiary, Sustainable Oils, Inc. for approximately $20 million. The warrant expires on June 1, 2021.

NOTE H – INCOME TAXES

Income taxes are provided for temporary differences between financial and tax bases of assets and liabilities. The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pre-tax loss with the benefit from income taxes for the years ended December 31, 2015, 2016, 2017, 2018 and 2019:

The components of deferred tax assets and liabilities are as follows at December 31, 2015, 2016, 2017, 2018 and 2019, using a combined deferred income tax rate of 40% for 2015 and 2016 and 28% for 2017, 2018 and 2019:

The provisions for income taxes for the years ended December 31, 2019 and 2018 through 2016 are as follows:

	2019	2018	2017	2016	2015
Current:
Federal	$(265,000)	$(418,000)	$(127,000)	$110,000	$(319,000)
State	(123,000)	(193,000)	(36,000)	31,000
Deferred:
Federal	(1,992,000)	(1,111,000)	(241,000)	129,000	140,000
State	(920,000)	(513,000)	(69,000)	37,000
Change in Valuation Allowance	3,300,000	2,235,000	473,000	(307,000)	179,000
Provision for income taxes	$—	$—	$—	$—	$—

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	2019	2018	2017	2016	2015
Federal statutory rate	21%	21%	21%	34%	34%
State, net of federal tax benefit	6.98%	6.98%	6.98%	5.83%	5.83%
Effect of permanent differences
State return to provision
Change in valuation allowance	-28%	-28%	-28%	-40%	-40%
Effective tax rate	—	—	—	—	—

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – INCOME TAXES (CONTINUED)

The company uses the asset-liability method of computing deferred taxes in accordance with FASB ASC Topic 740.

The difference between the effective tax rate and the statutory tax rates is due primarily to the impact of the valuation allowance resulting in zero tax provision being recorded.

Tax law changes enacted in 2018 reduced the statutory federal rate from 34% to 21%. The deferred tax asset has been reduced to reflect the newly enacted rate, and was equally offset by the change in valuation allowance.

At December 31, 2019 and 2018 through 2015, the deferred income tax assets consisted of the following:

	2019	2018	2017	2016	2015
Deferred tax assets:	$14,563,000	$11,263,000	$9,028,000	$8,555,000	$8,862,000
Less: Valuation Allowance	(14,563,000)	(11,263,000)	(9,028,000)	(8,555,000)	(8,862,000)
Net deferred income taxes	$—	$—	$—	$—	$—

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The majority of the balance is due deferred compensation, share based payments, the fair value of derivatives, and to continued losses resulting in NOL carryforwards, which may not be realized in future periods. As such, the company has recorded a 100% valuation allowance against the deferred tax assets.

At December 31, 2019 and 2018 through 2015, the deferred income tax assets consisted of the following temporary differences:

	2019	2018	2017	2016	2015
Net operating losses	$8,530,000	$8,140,000	$7,529,000	$7,366,000	$7,507,000
Share based compensation	269,000	107,000	87,000	73,000	483,000
Accrued payroll	1,631,000	1,359,000	1,412,000	1,116,000	830,000
Impairment	—	—	—	—	42,000
Derivative Liability	4,132,000	1,656,000	—	—	—
Total deferred tax assets	14,562,000	11,262,000	9,028,000	8,555,000	8,862,000
Less: Valuation allowance	(14,562,000)	(11,262,000)	(9,028,000)	(8,555,000)	(8,862,000)
	$—	$—	$—	$—	$—

At December 31, 2019 through 2015, the Company has federal net operating loss carryforwards of approximately:

	2019	2018	2017	2016	2015
Net operating losses	$21,152,000	$19,765,000	$17,579,000	$17,169,000	$17,523,343

Net operating losses begin to expire in the year ending 2021 through 2029.

Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H— INCOME TAXES (CONTINUED)

As of December 31, 2019, the Company had available net operating losses of approximately $21.2 million which can be utilized to offset future earnings of the Company. The utilization of the net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. The loss carryforwards expire between the years 2021 and 2037. Should the Company experience a significant change of ownership, the utilization of net operating losses could be reduced.

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the state of California. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2015. The Company is no longer subject to examination by state tax authorities for tax years before and including December 31, 2015. During the years ended December 31, 2016, 2017, 2018 and 2019, the Company did not recognize interest and penalties.

NOTE I – COMMITMENTS AND CONTINGENCIES

Employment Agreements

President and Chief Executive Officer. Effective December 31, 2014, the Company entered into an employment agreement (the “2014 Employment Agreement”) with its President and Chief Executive Officer (“CEO”), for a term of five years. Under the Employment Agreement, we granted the CEO an incentive option to purchase up to 16,959,377 shares of Common Stock at an exercise price of $0.0041 (the closing trading price on the date the agreement was signed and approved), with 25% vesting immediately and the balance vesting in equal amounts over the next 48 months. Under the 2014 Employment Agreement, the CEO was entitled to receive a base salary of $250,000 and an annual bonus payment contingent on the CEO’s satisfaction of certain performance criteria. The target annual bonus amount was 50% of the CEO’s base salary, subject to the Board’s discretion to increase the amount of the bonus or adjust the performance criteria

On October 16, 2018, the Company and the CEO entered into a new Executive Employment Agreement (the “2018 Employment Agreement”) that replaced the 2014 Employment Agreement. The 2018 Employment Agreement runs through October 15, 2023 and compensates the CEO at an annual base salary of $300,000 per year. Upon the closing of the acquisition of the Company's Bakersfield, California, refinery on May 7, 2020 the Company and the CEO amended the 2018 Employment Agreement to increase the CEO’s annual base salary to $350,000, effective immediately. Under the 2018 Employment Agreement, the CEO’s target annual bonus amount is 50% of the CEO’s base salary, subject to the Board’s discretion to increase the amount of the bonus or adjust the performance criteria. Under the 2018 Employment Agreement, the Company granted the CEO a five-year non-qualified stock option (“Option”) to purchase 110 million shares of Common Stock at an exercise price of $0.0154, subject to the Company’s achievement of certain market capitalization goals. Under the Option, Mr. Palmer vests, and can exercise the Option, with respect to 30,000,000 shares when the Company’s market capitalization first reaches $7 million, another 40,000,000 shares vest under the Option when the Company’s market capitalization reaches $15 million, and 40,000,000 shares vest when the Company’s market capitalization first reaches $25 million. The term “market capitalization” is defined in the 2018 Employment Agreement to mean the product of the number of shares of Common Stock issued and outstanding at the time market capitalization is calculated, multiplied by the average closing price of the Common Stock for the 30 consecutive trading days prior to the date of calculation as reported on the principal securities trading system on which the Common Stock is then listed for trading, including the OTC Pink marketplace, the NASDAQ Stock Market, or any other applicable stock exchange.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Executive Vice President - Development & Regulatory Affairs (the “EVP”). Effective January 15, 2019, the Company entered into a three-year employment agreement with its EVP which agreement was amended on May 7, 2020. Under the employment agreement, the EVP is paid an annual base salary of $310,000 and is entitled to receive an annual bonus of up to 50% of his annual base salary if the EVP meets certain performance targets.

Under the EVP’s employment agreement, the Company granted the EVP a five-year non-qualified stock option to purchase 50 million shares of Common Stock at an exercise price of $0.02, subject to the Company’s achievement of certain market capitalization goals. The foregoing option vest in three tranches when the Company’s market capitalization reached $7 million, $15 million, and $25 million.

Leases

On May 1, 2019, the Company amended its office lease to extend the lease term to July 31, 2022.

			Operating
Year Ending	Gross	Less: Discount	Lease
December 31,	Payments	Discount	Obligation

2020	$34,000	$5,000	$29,000
2021	35,000	3,000	32,000
2022	20,000	1,000	19,000

Total	$89,000	$9,000	$80,000

Legal

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights, contractual disputes and other commercial disputes. Any of these claims could subject the Company to litigation.

In the first quarter of 2018 we received $0.4 million as part of a settlement we entered into with the purchaser of our former Mexican biofuel farms. This settlement was in regards to the use of our intellectual property rights.

In August 2020, a complaint was filed against GCE Holdings Acquisitions, LLC for a claimed breach of a certain consulting agreement. The claim is for $1.2 million. The Company is in the process of evaluating the merits of the claim and will determine a course of action in the near future. Management believes the outcomes of currently pending claims will not likely have a material effect on the Company’s consolidated financial position and results of operations.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – SUBSEQUENT EVENTS

On May 7, 2020 through BKRF OCB, LLC, one of the Company’s indirect subsidiaries, the Company purchased all of the outstanding equity interests of Bakersfield Renewable Fuels, LLC from Alon Paramount Holdings, Inc. (“Alon Paramount”) for $40,000,000. Bakersfield Renewable Fuels, LLC owns an oil refinery in Bakersfield, California that the Company is retooling into a biorefinery. In connection with the acquisition, BKRF OCB, LLC agreed to undertake certain cleanup activities at the refinery and provide a guarantee for liabilities arising from the cleanup. The Company has assumed significant environmental and clean-up liabilities associated with the purchase of the Bakersfield Refinery.

Bakersfield Renewable Fuels, LLC, formerly Alon Bakersfield Property, Inc. is a party to an action pending in the United States Court of Appeals for the Ninth Circuit. In June 2019, the jury awarded the plaintiffs approximately $6.7 million against the Company and Paramount Petroleum Corporation (a parent company of Alon Bakersfield in 2019). Bakersfield Renewable Fuels has filed post-trial motions to alter or amend the judgment, or, in the alternative, for a new trial. Bakersfield Renewable Fuels is also assessing options for legal action. The hearing on this matter was heard in October of 2019, and the ruling is pending. Under the Share Purchase Agreement, Alon Paramount agreed to assume and be liable for (and to indemnify, defend, and save Bakersfield Renewable Fuels harmless from) this litigation. All legal fees in this matter are being paid by Paramount Petroleum Corporation. Concurrently with the closing of the acquisition, the Company entered into a Call Option Agreement with Alon Paramount pursuant to which the Company granted to Alon Paramount an option to purchase from Global Clean Energy Holdings, Inc. up to 33 1/3% of the membership interests of another subsidiary that indirectly owns Bakersfield Renewable Fuels, LLC based on the Company’s purchase price. The foregoing option can be exercised by Alon Paramount until the 90th day after the refinery meets certain operational criteria. Upon the exercise of the option, Alon Paramount will be allocated its share of the refinery’s assets and liabilities and profits and losses. Bakersfield Renewable Fuels, LLC is also responsible for all of the environmental liabilities and clean-up costs associated with the Bakersfield Refinery.

On May 4, 2020, in order to fund the purchase of Bakersfield Renewable Fuels, LLC, BKRF OCB, LLC entered into a senior secured credit agreement with a group of lenders (the "Senior Lenders") pursuant to which the Senior Lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB, and to pay the costs of the retooling the Bakersfield Biorefinery. The senior loan bears interest at the rate of 12.5% per annum, payable quarterly. The principal of the senior loans is due at maturity, provided that BKRF OCB, LLC must offer to prepay the senior loans with any proceeds of such asset dispositions, borrowings other than permitted borrowings, proceeds from losses, and excess net cash flow. BKRF OCB, LLC may also prepay the senior loan in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, the Senior Lenders were issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC. The senior loans are secured by all of the assets of BKRF OCB, LLC (including its membership interests in Bakersfield Renewable Fuels, LLC), all of the outstanding membership interest in BKRF OCB, LLC, and all of the assets of Bakersfield Renewable Fuels, LLC.

On May 4, 2020, BKRF HCB, LLC, the indirect parent of BKRF OCB, LLC, entered into a credit agreement with a group of mezzanine lenders who agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield biorefinery. As of September 30, 2020, BKRF HCB, LLC has not drawn down on the credit facility. The mezzanine loans bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that the borrower may defer interest to the extent it does not have sufficient cash to pay the interest, such deferred interest being added to principal. As additional consideration for the mezzanine loans, the mezzanine lenders will be issued Class C Units in BKRF HCP, LLC at such times as advances are made under the mezzanine loans. The mezzanine loans will be secured by all of the assets of BKRF HCP, LLC, including all of the outstanding membership interest in BKRF FHCB, LLC. The mezzanine loans mature in November 2027.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – SUBSEQUENT EVENTS (CONTINUED)

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considered the rapidly evolving landscape. The Company is currently analyzing the potential impacts to its business. At this time, it is not possible to determine the magnitude of the overall impact of COVID-19 on the Company.

On April 30, 2020 GCE Acquisitions entered into an Engineering, Procurement and Construction Agreement with ARB, Inc. (“ARB”) pursuant to which ARB has agreed to provide services for the engineering, procurement, construction, start-up and testing of the Bakersfield Biorefinery. The agreement, which was assigned by GCE Acquisitions to BKRF Senior Borrower, provides for ARB to be paid on a cost-plus fee basis subject to a guaranteed maximum price of $201.4 million, subject to increase for approved change orders.

On May 7, 2020, the Board of Directors of the Company amended the employment agreements of Richard Palmer, the Company’s Chief Executive Officer, and Noah Verleun, the Company’s Executive Vice President, to increase their annual base salaries to $350,000 and $310,000, respectively.

On April 10, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (“2020 Plan”) pursuant to which the Board of Directors reserved an aggregate of 20,000,000 shares of Common Stock for future issuance. The 2020 Plan became effective on April 10, 2020. As of September 10, 2020, options for the purchase of 7,095,000 shares have been granted under the 2020 Plan to attract and retain the necessary personnel to meet the Company’s objectives. The 2020 Plan will expire on April 9, 2030, and no further awards may be granted after such date. The 2020 Plan provides for the following types of awards: incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards. Stock awards may be granted under the 2020 Plan to employees (including officers) and consultants of the Company or affiliates, and to members of the Company’s Board of Directors.

In 2020, the Company issued 5,542,857 shares, 7,677,315 shares and 750,000 shares upon exercises of outstanding options to an officer of the Company, a consultant to the company and an attorney who provided services to the Company (who is also a family member of the CEO), respectively.

QUARTERLY FINANCIAL DATA
(Unaudited )

As described in the “Explanatory Note” prior to Part I to this comprehensive Annual Report, the following unaudited quarterly periods for the three-months ending March 31, the three and six month periods ending June 30 and the three and nine month periods ending September 30 for each year 2019, 2018, 2017 and 2016, and the respective periods for comparative purposes are being filed herein and in lieu of the filing Quarterly Reports on Form 10-Q for 2019, 2018, 2017 and 2016. The quarterly information for 2015 was previously filed in three Forms 10-Q that were filed in 2015. The quarterly information in 2015 reflects the Mexico Jatropha operations that were discontinued in the fourth quarter of 2015.

The following unaudited interim financial statements have been prepared pursuant to the rules and regulations of the SEC. The footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (GAAP) have been omitted.. These unaudited statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Interim results are not necessarily indicative of results for a full year.

The following unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included above in this Annual Report for the year ended December 31, 2019. The accounting policies in preparation of interim reports are the same as those used for the above audited annual reports included in this Annual Report.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31,
	2019	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,166,517	$285,890	$63,244
Accounts receivable	—	19,082	—
Inventory	22,942	22,942	22,942
Total Current Assets	4,189,459	327,914	86,186

PROPERTY AND EQUIPMENT, NET	1,706	1,706	1,706
RIGHT-OF-USE ASSET	104,000	—	—
INTANGIBLE ASSETS, NET	2,685,512	2,930,738	3,175,965
DEBT ISSUANCE COSTS	—	—	—
PRE-ACQUISITION COSTS	—	—	—
DEPOSITS	5,253	5,253	5,253

TOTAL ASSETS	$6,985,930	$3,265,611	$3,269,110

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,916,364	$2,854,488	$2,837,354
Accrued compensation and related liabilities	1,469,100	2,006,031	1,625,199
Accrued interest	1,462,941	1,130,519	815,802
Lease liabilities	104,000	—	—
Notes payable	1,369,856	1,369,856	1,369,856
Convertible notes payable	697,000	697,000	697,000
Derivative liability	15,854,000	—	—
Total Current Liabilities	24,873,261	8,057,894	7,345,211

LONG-TERM LIABILITIES
Convertible notes payable	1,000,000	—	—

TOTAL LIABILITIES	25,873,261	8,057,894	7,345,211

STOCKHOLDERS’ DEFICIT
Series A preferred stock	13	13	13
Common stock	341,529	341,529	341,529
Additional paid-in capital	30,712,228	30,610,179	30,599,931
Accumulated deficit	(49,941,101)	(35,744,004)	(35,017,574)
Total Stockholders' Deficit	(18,887,331)	(4,792,283)	(4,076,101)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,985,930	$3,265,611	$3,269,110

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of March 31,
2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,256
Accounts receivable	13,595
Inventory	25,921
Other current assets	100,149
Total Current Assets	141,921

PROPERTY AND EQUIPMENT, NET	7,094
RIGHT-OF-USE ASSET	—
INTANGIBLE ASSETS, NET	3,421,191
OTHER NONCURRENT ASSETS	2,626

TOTAL ASSETS	$3,572,832

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,060,695
Accrued compensation and related liabilities	1,435,216
Accrued interest	528,573
Notes payable	1,369,856
Convertible notes payable	697,000
Derivative liability	106,000
Total Current Liabilities	7,197,340

LONG-TERM LIABILITIES
Accrued interest payable	—
Accrued return on noncontrolling interest	—
Mortgage notes payable	—
Total Long-Term Liabilities	—

STOCKHOLDERS' DEFICIT
Series A preferred stock	13
Common stock	341,405
Additional paid-in capital	30,559,890
Accumulated deficit	(34,629,719)
Accumulated other comprehensive income	103,903
Total Stockholders' Deficit	(3,624,508)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,572,832

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2019	2018	2017

REVENUE	$—	$—	$50,334

OPERATING EXPENSES
General and administrative	1,027,577	126,664	216,869
Amortization of intangible assets	61,307	61,307	61,307
Preliminary stage acquisition costs	934,243	—	—
Total Operating Expenses	2,023,127	187,971	278,176

OPERATING LOSS	(2,023,127)	(187,971)	(227,842)

OTHER INCOME (EXPENSE)
Other Income (Expense)	—	425,000	—
Interest expense, net	(90,529)	(80,631)	(77,302)
Gain on settlement of liabilities	—	—	—
Change in fair value derivative and finance
charges related to derivative liability	(3,937,000)	344,369	—
Other Income (Expense), Net	(4,027,529)	—	(77,302)

NET (LOSS)/INCOME	$(6,050,656)	$156,398	$(305,144)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net Loss per Common Share	$(0.02)	$0.00	$(0.00)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	341,529,434	341,529,434	341,529,434

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended March 31,
2016

REVENUE	$121,647

OPERATING EXPENSES
General and administrative	454,060
Other operating	—
Total Operating Expenses	454,060

OPERATING LOSS	(332,413)

OTHER INCOME (EXPENSE)
Other Income (Expense)	(12,820)
Interest expense, net	(73,517)
Gain on settlement of liabilities	—
Change in fair value derivative	—
Foreign currency transaction gain (loss)	—
Total Other Income (Expense)	(86,337)

NET LOSS	$(418,750)

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2019	2018	2017
Operating Activities:
Net loss	$(6,050,656)	$156,398	$(305,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of liabilities	—	—	—
Share-based compensation	43,008	10,248	35,560
Depreciation and amortization	61,306	61,307	61,307
Change in fair value of derivative liability	3,397,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	112,254
Inventory	—	—	—
Accounts payable and accrued expenses	858,863	(26,427)	32,130
Accrued compensation and related liabilities	(21)	—	26,944
Interest payable	90,528	80,631	78,029
Other Operating Activities	—	—	—
Net Cash Used in Operating Activities	(1,059,972)	282,157	41,080
Investing Activities:
Pre-acquisition costs	—	—	—
Cash received from derivative forward contract	—	—	—
Net Cash Used in Investing Activities	—	—	—
Financing Activities:
Debt issuance costs	—	—	—
Proceeds from exercise of stock options	—	—	—
Net Cash Used in Financing Activities	—	—	—

Net Change in Cash and Cash Equivalents	(1,059,972)	282,157	41,080
Cash and Cash Equivalents at Beginning of Period	5,226,489	3,733	22,164
Cash and Cash Equivalents at End of Period	$4,166,517	$285,890	$63,244

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended March 31,
2016
Operating Activities:
Net loss	$(418,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	—
Gain on settlement of liabilities	—
Share-based compensation	26,705
Write-down of long-lived assets
Depreciation and amortization	62,096
Amortization of debt discount	—
Change in fair value of derivative liability	—
Changes in operating assets and liabilities:
Accounts receivable	—
Inventory	623
Accounts payable and accrued expenses	150,185
Accrued compensation and related liabilities	—
Interest payable	—
Other Operating Activities	—
Other noncurrent assets	—
Other current assets	(4,460)
Net Cash Used in Operating Activities:	(183,601)
Cash Flows of discontinued operations:
Operating cash flows	153,758
Investing cash flows	—
Financing cash flows (including cash at year-end)	—
Net Cash flows from discontinued operations	153,758

Effect of exchange rate changes on cash	(2,605)

Net Change in Cash and Cash Equivalents	(32,448)
Cash and Cash Equivalents at Beginning of Period	34,704
Cash and Cash Equivalents at End of Period	$2,256

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of June 30,
	2019	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,275,500	$161,014	$64,978
Accounts receivable	—	19,082	25,081
Inventory	22,942	22,942	22,942
Total Current Assets	2,298,442	203,038	113,001

PROPERTY AND EQUIPMENT, NET	1,706	1,706	1,706
RIGHT-OF-USE ASSET	98,000	—	—
INTANGIBLE ASSETS, NET	2,624,205	2,869,432	3,114,659
DEBT ISSUANCE COSTS	100,000	—	—
PRE-ACQUISITION COSTS	755,382	—	—
DEPOSITS	505,253	5,253	5,253

TOTAL ASSETS	$6,382,988	$3,079,429	$3,234,619

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,939,808	$2,808,299	$2,879,783
Accrued compensation and related liabilities	1,469,100	2,003,482	1,652,143
Accrued interest	1,553,470	1,211,150	967,545
Lease liabilities	98,000	—	—
Notes payable	1,369,856	1,369,856	1,369,856
Convertible notes payable	697,000	697,000	697,000
Derivative liability	14,536,000	—	—
Total Current Liabilities	23,663,234	8,089,787	7,566,327

LONG-TERM LIABILITIES
Convertible notes payable	1,000,000	—	—

TOTAL LIABILITIES	24,663,234	8,089,787	7,566,327

STOCKHOLDERS' DEFICIT
Series A preferred stock	13	13	13
Common stock	341,529	341,529	341,529
Additional paid-in capital	31,179,041	30,669,220	30,599,931
Accumulated deficit	(49,800,829)	(36,021,120)	(35,273,181)
Total Stockholders' Deficit	(18,280,246)	(5,010,358)	(4,331,708)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,382,988	$3,079,429	$3,234,619

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of June 30,
2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,205
Accounts receivable	62,924
Inventory	24,431
Other current assets	—
Total Current Assets	99,560

PROPERTY AND EQUIPMENT, NET	5,453
RIGHT-OF-USE ASSET	—
INTANGIBLE ASSETS, NET	3,359,885
OTHER NONCURRENT ASSETS	2,626

TOTAL ASSETS	$3,467,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,011,834
Accrued compensation and related liabilities	1,228,969
Accrued interest	633,173
Notes Payable	1,369,856
Convertible notes payable	697,000
Derivative liability	—
Total Current Liabilities	6,940,832

LONG-TERM LIABILITIES
Accrued interest payable	—
Accrued return on non-controlling interest	—
Mortgage notes payable	—
Total Long-Term Liabilities	—

TOTAL LIABILITIES
6,940,832
STOCKHOLDERS’ DEFICIT
Series A preferred stock	13
Common stock	341,529
Additional paid-in capital	30,564,371
Accumulated deficit	(34,379,221)
Accumulated other comprehensive income	—
Total Stockholders' Deficit	(3,473,308)
Noncontrolling interests	—
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,467,524

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2019	2018	2017

Revenue	$—	$—	$109,539

Operating Expenses
General and Administrative	937,765	135,178	179,566
Amortization of intangible assets	61,306	61,306	61,306
Preliminary stage acquisition costs	82,693	—	—
Total Operating Expenses	1,081,764	196,484	240,872

Operating Loss	(1,081,764)	(196,484)	(131,333)

Other Income (Expense)
Other Income (Expenses)	—	—	28,279
Interest expense, net	(89,546)	(80,632)	(152,553)
Gain on settlement of liabilities	—	—	—
Change in fair value derivative and finance	—	—	—
charges related to derivative liability	1,318,000	—	—
Other Income (Expense), Net	1,228,454	(80,632)	(124,274)

Net (Loss)/Income	$149,690	$(277,116)	$(255,607)

Basic and diluted Loss per Common Share:
Net Loss per Common Share	$(0.00)	$0.00	$(0.00)

Basic and diluted Weighted-Average Common Shares Outstanding	341,546,009	341,529,434	341,529,434

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended June 30,
2016

Revenue	$79,583

Operating Expenses	—
General and Administrative	401,838
Other Operating	—
Total Operating Expenses	401,838

Operating Loss	(322,255)

Other Income (Expense)
Other Income (Expense)	67,349
Interest expense, net	(138,770)
Gain on settlement of liabilities	537,612
Change in fair value derivative	—
Foreign currency transaction gain (loss)	106,563
Total Other Income (Expense), Net	572,753

Loss from Continuing Operations	250,498

Loss from Discontinued Operations	—

Net (Loss)/Income	$250,498

Basic and diluted Loss per Common Share:
Net Loss per Common Share	$(0.00)

Basic and diluted Weighted-Average Common Shares Outstanding	341,529,434

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the six months ended June 30,
	2019	2018	2017

Revenue	$—	$—	$159,873

Operating Expenses
General and Administrative	1,065,342	261,842	396,434
Amortization of intangible assets	122,613	122,613	122,613
Preliminary stage acquisition costs	1,016,936	—	—
Total Operating Expenses	3,104,891	384,455	519,047

Operating Loss	(3,104,891)	(384,455)	(359,174)

Other Income (Expense)
Other Income (Expense)	—	425,000	28,279
Interest expense, net	(180,075)	(161,263)	(229,856)
Gain on settlement of liabilities	—	—	—
Change in fair value derivative and finance charges related to derivative liability	(2,619,000)	—	—
Other Income (Expense), Net	(2,799,075)	263,737	(201,577)

Net Loss	$(5,903,966)	$(120,718)	$(560,751)

Basic and diluted Loss per Common Share:
Net Loss per Common Share	$(0.02)	$(0.00)	$(0.00)

Basic and diluted Weighted-Average Common Shares Outstanding	341,546,009	341,529,434	341,529,434

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the six months ended June 30,
2016

Revenue	$201,230

Operating Expenses
General and Administrative	855,898
Other operating	—
Total Operating Expenses	855,899

Operating Loss	(654,668)

Other Income (Expense)
Other Income (Expense)	54,528
Interest expense, net	(212,287)
Gain on settlement of liabilities	537,612
Change in fair value derivative	—
Foreign currency transaction gain (loss)	105,563
Total Other Income (Expense), Net	486,416

Net Loss	$(168,252)

Basic and diluted Loss per Common Share:
Net Loss per Common Share	$(0.00)

Basic and diluted Weighted-Average Common Shares Outstanding	341,149,556

Statement of Comprehensive Income
Net Loss	$(168,252)
Other comprehensive loss-foreign currency translation adjustment	—
Comprehensive Loss	$(168,252)

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended June 30,
	2019	2018	2017
Operating Activities:
Net loss	$146,690	$(277,116)	$(255,607)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on settlement of liabilities	—	—	—
Share-based compensation	460,395	59,041	—
Depreciation and amortization	61,307	61,306	61,306
Change in fair value of derivative liability	(1,318,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(25,081)
Inventory	—	—	—
Accounts payable and accrued expenses	23,444	(46,189)	42,429
Accrued compensation and related liabilities	—	(2,549)	26,944
Interest payable	90,529	80,631	151,743
Other Operating Activities	—	—	—
Net Cash Used in Operating Activities	(535,635)	(124,876)	1,734
Investing Activities:
Pre-acquisition costs and deposits	(1,255,382)	—	—
Cash received from derivative forward contract	—	—	—
Net Cash Used in Investing Activities	(1,255,382)	—	—
Financing Activities:
Debt issuance costs	(100,000)	—	—
Proceeds from exercise of stock options	—	—	—
Net Cash Used in Financing Activities	(100,000)	—	—

Net change in Cash and Cash Equivalents	(1,891,017)	(124,876)	1,734
Cash and Cash Equivalents at Beginning of Period	4,166,517	285,890	63,244
Cash and Cash Equivalents at End of Period	$2,275,500	$161,014	$64,978

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended June 30,
2016
Operating Activities:
Net loss	$250,498
Adjustments to reconcile net loss to net cash
used in operating activities:
Foreign currency transaction gain	—
Gain on settlement of liabilities	(255,752)
Share-based compensation	4,606
Write-down of long lived assets	—
Depreciation and amortization	62,933
Amortization of debt discount	—
Change in fair value of derivative	(106,000)
Changes in operating assets and liabilities:
Accounts receivable	(52,764)
Inventory	1,490
Accounts payable and accrued expenses	(179,963)
Accrued compensation and related liabilities	104,566
Interest payable	178,144
Other Operating Activities	—
Other noncurrent assets	—
Other current assets	41,306
Net Cash Used in Operating Activities	49,063
Investing Activities:
Plantation developments costs
Net Cash Used in Investing Activities	—
Financing Activities:
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	—
Net Cash Provided by Financing Activities	—
Cash Flows of discontinued operations:
Operating cash flows	64,257
Investing cash flows	—
Financing cash flows (including cash at year-end)	—
Net Cash flows from discontinued operations	64,257

Effect of exchange rate changes on cash	(103,371)

Net change in Cash and Cash Equivalents	9,949
Cash and Cash Equivalents at Beginning of Period	2,256
Cash and Cash Equivalents at End of Period	$12,205

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2019	2018	2017
Operating Activities:
Net loss	$(5,903,966)	$(120,718)	$(560,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of liabilities	—	—	—
Share-based compensation	503,403	69,289	35,560
Depreciation and amortization	122,613	122,613	122,613
Change in fair value of derivative liability	2,619,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	87,173
Inventory	—	—	—
Accounts payable and accrued expenses	882,307	(72,616)	74,559
Accrued compensation and related liabilities	(21)	(2,549)	53,889
Interest payable	181,057	161,262	229,771
Other Operating Activities	—	—	—
Net Cash Used in Operating Activities	(1,595,607)	157,281	42,814
Investing Activities:
Pre-acquisition costs and deposits	(1,255,382)	—	—
Net Cash Used in Investing Activities	(1,255,382)	—	—
Financing Activities:
Debt issuance costs	(100,000)	—	—
Proceeds from exercise of stock options	—	—	—
Net Cash Used in Financing Activities	(100,000)	—	—

Net change in Cash and Cash Equivalents	(2,950,989)	157,281	42,814
Cash and Cash Equivalents at Beginning of Period	5,226,489	3,733	22,164
Cash and Cash Equivalents at End of Period	$2,275,500	$161,014	$64,978

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the six months ended June 30,
2016
Operating Activities:
Net loss	$(168,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	—
Gain on settlement of liabilities	(255,752)
Share-based compensation	31,311
Depreciation and amortization	125,029
Amortization of debt discount	—
Change in fair value of derivative	(106,000)
Changes in operating assets and liabilities:
Accounts receivable	(52,764)
Inventory	2,113
Accounts payable and accrued expenses	(29,778)
Accrued compensation and related liabilities	104,566
Interest payable	178,144
Other current assets	36,846
Other noncurrent assets	—
Net Cash Used in Operating Activities	(134,538)
Investing Activities:
Plantation developments costs	—
Net Cash Used in Investing Activities	—
Financing Activities:
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	—
Net Cash Provided by Financing Activities	—
Cash Flows of discontinued operations:
Operating cash flows	218,015
Investing cash flows	—
Financing cash flows (including cash at year-end)	—
Net Cash flows from discontinued operations	218,015

Effect of exchange rate changes on cash	(105,976)

Net change in Cash and Cash Equivalents	(22,499)
Cash and Cash Equivalents at Beginning of Period	34,704
Cash and Cash Equivalents at End of Period	$12,205

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30,
	2019	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$217,214	$57,414	$70,996
Accounts receivable	—	19,082	—
Inventory	22,942	22,942	22,942
Total Current Assets	240,156	99,438	93,938

PROPERTY AND EQUIPMENT, NET	1,706	1,706	1,706
RIGHT-OF-USE ASSET	89,911	—	—
INTANGIBLE ASSETS, NET	2,562,899	2,808,125	3,053,352
DEBT ISSUANCE COSTS	250,000	—	—
PRE-ACQUISITION COSTS	1,861,481	—	—
DEPOSITS	1,005,253	5,253	5,253

TOTAL ASSETS	$6,011,406	$2,914,522	$3,154,249

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,779,971	$2,832,289	$2,944,450
Accrued compensation and related liabilities	1,469,100	2,003,482	1,679,087
Accrued interest	1,643,998	1,291,782	1,008,717
Lease liabilities	90,083	—	—
Notes payable	1,369,856	1,369,856	1,369,856
Convertible notes payable	1,697,000	697,000	697,000
Derivative liability	14,130,000	—	—
Total Current Liabilities	24,180,008	8,194,409	7,699,110

LONG-TERM LIABILITIES
Convertible notes payable	—	—	—

TOTAL LIABILITIES	24,180,008	8,194,409	7,699,110

STOCKHOLDERS' DEFICIT
Series A preferred stock	13	13	13
Common stock	344,029	341,529	341,529
Additional paid-in capital	31,216,468	30,669,220	30,599,931
Accumulated deficit	(49,729,112)	(36,290,649)	(35,486,334)
Total Stockholders' Deficit	(18,168,602)	(5,279,887)	(4544,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,011,406	$2,914,522	$3,154,249

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

As of September 30,
2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,179
Accounts receivable	87,589
Inventory	23,686
Other current assets	—
Total Current Assets	128,454

PROPERTY AND EQUIPMENT, NET	3,812
RIGHT-OF-USE ASSET	—
INTANGIBLE ASSETS, NET	3,298,578
OTHER NONCURRENT ASSETS	5,253

TOTAL ASSETS	$3,436,097

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,917,748
Accrued compensation and related liabilities	1,283,056
Accrued interest	685,474
Notes Payable	1,369,856
Convertible notes payable	697,000
Derivative liability	—
Total Current Liabilities	6,953,134

LONG-TERM LIABILITIES
Accrued interest payable	—
Accrued return on non-controlling interest	—
Mortgage notes payable	—
Total Long-Term Liabilities	6,953,134

TOTAL LONG-TERM LIABILITIES	6,953,134

STOCKHOLDERS' DEFICIT
Series A preferred stock	13
Common stock	341,529
Additional paid-in capital	30,564,371
Accumulated deficit	(34,422,950)
Accumulated other comprehensive income	—
Total Stockholders' Deficit	(3,517,037)
Noncontrolling interests	—
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,436,097

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,
	2019	2018	2017

Revenue	$—	$—	$179,288

Operating Expenses
General and Administrative	126,509	127,591	289,158
Amortization of intangible assets	61,307	61,307	61,307
Preliminary stage acquisition costs	106,381	—	—
Total Operating Expenses	294,197	188,898	350,465

Operating Loss	(294,197)	(188,898)	(171,177)

Other Income (Expense)
Other Income (Expense)	—	—	—
Interest expense, net	(89,401)	(80,631)	(41,976)
Gain on settlement of liabilities	—	—	—
Change in fair value derivative and finance	—	—	—
charges related to derivative liability	406,000	—	—
Other Income (Expense), Net	316,599	(80,631)	(41,976)

Net (Loss)/Income	$22,402	$(269,529)	$(213,153)

Basic and diluted Loss per Common Share:
Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)

Basic and diluted Weighted-Average Common Shares Outstanding	341,529,434	341,529,434	341,529,434

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended September 30,
2016

Revenue	$117,087

Operating Expenses
General and Administrative	150,299
Other Operating	—
Total Operating Expenses	150,299

Operating Loss	(33,212)

Other Income (Expense)
Other Income (Expense)	3,635
Interest expense, net	(14,152)
Gain on settlement of liabilities	—
Change in fair value derivative	—
Foreign currency transaction gain (loss)	—
Total Other Income (Expense), Net	(10,517)

Loss from Continuing Operations	(43,729)

Loss from Discontinued Operations	—

Net Loss	$(43,729)

Basic and diluted Loss per Common Share:
Net Loss per Common Share	$(0.00)

Basic and diluted Weighted-Average Common Shares Outstanding	341,529,454

Statement of Comprehensive Income
Net Loss	$(43,729)
Other comprehensive income (loss)-foreign currency translation adjustment	—
Comprehensive Loss	$(43,729)

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the nine months ended September 30,
	2019	2018	2017

Revenue	$—	$—	$339,161

Operating Expenses
General and Administrative	2,091,851	389,433	685,592
Amortization of intangible assets	183,920	183,920	183,920
Preliminary stage acquisition costs	1,123,317	—	—
Total Operating Expenses	3,399,088	573,353	869,512

Operating Loss	(3,399,088)	(573,353)	(530,351)

Other Income (Expense)
Other Income (Expense)	—	425,000	28,279
Interest expense, net	(269,476)	(241,894)	(271,832)
Gain on settlement of liabilities	—	—	—
Change in fair value derivative and finance	—	—	—
charges related to derivative liability	(2,213,000)	—	—
Other Income (Expense), Net	(2,482,476)	(183,106)	(243,553)

Net Loss	$(5,881,564)	$(390,247)	$(773,904)

Basic and diluted Loss per Common Share:
Net Loss per Common Share	$(0.02)	$(0.00)	$(0.00)

Basic and diluted Weighted-Average Common Shares Outstanding	342,208,921	341,529,434	341,529,434

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the nine months ended September 30,
2016

Revenue	$318,317

Operating Expenses
General and Administrative	1,006,197
Other Operating	—
Total Operating Expenses	1,006,197

Operating Loss	(687,880)

Other Income (Expense)
Other Income (Expense)	58,163
Interest expense, net	(226,439)
Gain on settlement of liabilities	537,612
Change in fair value derivative	—
Foreign currency transaction gain (loss)	106,563
Total Other Income (Expense), Net	475,899

Net Loss	$(211,981)

Basic and diluted Loss per Common Share:
Net Loss per Common Share	$(0.00)

Basic and diluted Weighted-Average Common Shares Outstanding	341,529,454

Statement of Comprehensive Income
Net Loss	$(211,981)
Other comprehensive income (loss)-foreign currency translation adjustment	—
Comprehensive Loss	$(211,981)

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,
	2019	2018	2017
Operating Activities:
Net loss	$22,402	$(269,529)	$(213,153)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of liabilities	—	—	—
Share-based compensation	71,742	—	—
Depreciation and amortization	61,306	61,307	61,307
Change in fair value of derivative liability	(406,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	25,081
Inventory	—	—	—
Accounts payable and accrued expenses	(159,665)	23,990	64,667
Accrued compensation and related liabilities	—	—	26,944
Interest payable	90,528	80,632	41,171
Other Operating Activities	—	—	—
Net Cash Used in Operating Activities	(319,687)	(103,600)	6,018
Investing Activities:
Pre-acquisition costs and deposits	(1,606,099)	—	—
Cash received from derivative forward contract	—	—	—
Net Cash Used in Investing Activities	(1,606,099)	—	—
Financing Activities:
Debt issuance costs	(150,000)	—	—
Proceeds from exercise of stock options	17,500	—	—
Net Cash Used in Financing Activities	132,500	—	—

Net change in Cash and Cash Equivalents	(2,058,286)	(103,599)	6,018
Cash and Cash Equivalents at Beginning of Period	2,275,500	161,014	64,978
Cash and Cash Equivalents at End of Period	$217,214	$57,415	$70,996

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended September 30,
2016
Operating Activities:
Net loss	$(43,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	—
Gain on settlement of liabilities	—
Share-based compensation	—
Write-down of long lived assets	—
Loss on disposal of fixed assets	—
Depreciation and amortization	62,947
Amortization of debt discount	—
Change in fair value of derivative	—
Changes in operating assets and liabilities:
Accounts receivable	(24,665)
Inventory	(745)
Accounts payable and accrued expenses	(94,086)
Accrued compensation and related liabilities	54,087
Interest payable	52,301
Other Operating Activities	—
Other current assets	(2,627)
Other noncurrent assets	—
Net Cash Used in Operating Activities	4,974
Investing Activities:
Plantation developments costs	—
Proceeds from sale of property and equipment	—
Net Cash Used in Investing Activities	—
Financing Activities:
Proceeds from issuance of preferred membership in GCE Mexico I, LLC	—
Net Cash Provided by Financing Activities	—
Cash Flows of discontinued operations:
Operating cash flows
Investing cash flows	—
Financing cash flows (including cash at year-end)	—
Net Cash flows from discontinued operations	—

Effect of exchange rate changes on cash	—

Net Change in Cash and Cash Equivalents	4,974
Cash and Cash Equivalents at Beginning of Period	12,205
Cash and Cash Equivalents at End of Period	$17,179

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2019	2018	2017
Operating Activities:
Net loss	$(5,881,564)	$(390,247)	$(773,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of liabilities	—	—	—
Share-based compensation	575,145	69,289	35,560
Depreciation and amortization	183,919	183,920	183,920
Change in fair value of derivative liability	2,213,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	112,254
Inventory	—	—	—
Accounts payable and accrued expenses	722,642	(48,626)	139,226
Accrued compensation and related liabilities	(21)	(2,549)	80,833
Interest payable	271,585	241,894	270,943
Other Operating Activities	—	—	—
Net Cash Used in Operating Activities	(1,915,294)	53,681	48,832
Investing Activities:
Pre-acquisition costs and deposits	(2,861,481)
Net Cash Used in Investing Activities	(2,861,481)	—	—
Financing Activities:
Debt issuance costs	(250,000)
Proceeds from exercise of stock options	17,500	—	—
Net Cash Used in Financing Activities	(232,500)	—	—

Net Change in Cash and Cash Equivalents	(5,009,275)	53,681	48,832
Cash and Cash Equivalents at Beginning of Period	5,226,489	3,733	22,164
Cash and Cash Equivalents at End of Period	$217,214	$57,414	$70,996

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended September 30,
2016
Operating Activities:
Net loss	$(211,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gain	—
Gain on settlement of liabilities	(255,752)
Share-based compensation	31,311
Write-down of long-lived assets	—
Loss on disposal of fixed assets	—
Depreciation and amortization	187,976
Amortization of debt discount	—
Change in fair value of derivative	(106,000)
Changes in operating assets and liabilities:
Accounts receivable	(77,429)
Inventory	2,858
Accounts payable and accrued expenses	(123,864)
Accrued compensation and related liabilities	158,653
Interest payable	230,445
Other current assets	34,219
Other noncurrent assets	—
Net Cash Used in Operating Activities	(129,564)
Investing Activities:
Plantation developments costs	—
Proceeds from sale of property and equipment	—
Net Cash Used in Investing Activities	—
Financing Activities:
Proceeds from issuance of preferred membership in GCE Mexico I, LLC
Net Cash Provided by Financing Activities	—
Cash Flows of discontinued operations:
Operating cash flows	218,015
Investing cash flows	—
Financing cash flows (including cash at year-end)	—
Net Cash flows from discontinued operations	218,015

Effect of exchange rate changes on cash	(105,976)

Net Change in Cash and Cash Equivalents	(17,525)
Cash and Cash Equivalents at Beginning of Period	34,704
Cash and Cash Equivalents at End of Period	$17,179