Form 10-K/A
period 2019-12-31
Global Clean Energy Holdings, Inc.
filed 2020-10-07
CIK 748790

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

Documents incorporated by reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–K/A to Global Clean Energy Holdings, Inc.’s annual report on Form 10–K for the fiscal years ended December 31, 2016, 2017, 2018, and 2019, filed with the Securities and Exchange Commission on October 6, 2020 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K. This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10–K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements. Reference is made to the Index to Consolidated Financial Statements of the Company attached hereto following the signature page of the Annual Report.

(2)	Financial Statement Schedule. All consolidated financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the Consolidated Financial Statements of the Company attached hereto following the signature page of the Annual Report.

(b)	The exhibits listed in the Exhibit Index below are filed with, or are incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger regarding the reincorporation of Registrant as a Delaware corporation (incorporated herein by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).
3.1	Certificate of Incorporation (incorporated herein by reference to Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).
3.2	Bylaws (incorporated herein by reference to Appendix E to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).
4.1	Specimen stock certificate*
4.2	Description of the Securities of Global Clean Energy Holdings, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1	Office Lease, dated as of February 2, 2014, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed on March 31, 2015, and incorporated herein by reference)
10.2	First Amendment to Office Lease, dated as of January 15, 2019, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC*
10.3	Second Amendment to Lease, dated June 4, 2019, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC*
10.4	Global Clean Energy Holdings, Inc. 2010 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).#

10.5	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers*#
10.6	Omitted
10.7	Employment Agreement, dated October 15, 2018, by and between Global Clean Energy Holdings, Inc. and Richard Palmer*#
10.8	Amendment No. 1 to Employment Agreement, dated May 7, 2020, by and between Global Clean Energy Holdings, Inc. and Richard Palmer*#
10.9	Convertible Promissory Note, dated October 16, 2018, issued by Global Clean Energy Holdings, Inc. to Richard Palmer*#
10.10	Employment Agreement, dated January 15, 2019, by and between Global Clean Energy Holdings, Inc. and Noah Verleun*#
10.11	Amendment No. 1 to Employment Agreement, dated May 7, 2020, by and between Global Clean Energy Holdings, Inc. and Noah Verleun*#
10.12	Offer Letter, dated May 17, 2020, by and between Global Clean Energy Holdings, Inc. and Ralph Goehring*#
10.13	Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule PRE 14A filed with the Commission on July 30, 2020)#
10.14	Form of Stock Option Grant Notice of Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan*
10.15	Share Purchase Agreement, dated April 29, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.16	First Amendment to Share Purchase Agreement, dated as of September 27, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.17	Second Amendment to Share Purchase Agreement, dated as of October 4, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.18	Third Amendment to Share Purchase Agreement, dated as of October 11, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.19	Fourth Amendment to Share Purchase Agreement, dated as of October 28, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*

10.20	Fifth Amendment to Share Purchase Agreement, dated as of March 23, 2020, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.21	Sixth Amendment to Share Purchase Agreement, dated as of May 4, 2020, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.22	Control, Operation And Maintenance Agreement, dated May 4, 2020, by and between GCE Operating Company, LLC and BKRF OCB, LLC*
10.23	Call Option Agreement, dated May 7, 2020, by and among Global Clean Energy Holdings, Inc., Alon Paramount Holdings, Inc., and GCE Holdings Acquisitions, LLC*
10.24	Credit Agreement, dated as of May 4, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein*
10.25	Credit Agreement, dated as of May 4, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein*
10.26	Product Offtake Agreement, dated as of April 10, 2019, between ExxonMobil Oil Corporation and GCE Holdings Acquisitions LLC*†
10.27	Engineering, Procurement and Construction Agreement, dated April 30, 2020, between ARB, Inc. and GCE Holdings Acquisitions, LLC†
10.28	License Agreement, dated October 24, 2018, between Haldor Topsoe A/S and GCE Holdings Acquisitions, LLC*†
21.1	Subsidiaries of Registrant*
23.1	Consent of Hall & Company Certified Public Accountants, Inc.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from the Annual Report on Form 10-K of Global Clean Energy Holdings, Inc. for the years ended December 31, 2016, 2017, 2018 and 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2016, 2017, 2018 and 2019; (2) Statements of Income for the years ended December 31, 2016, 2017, 2018 and 2019; (3) Statements of Shareholders’ Equity for the years ended December 31, 2016, 2017, 2018 and 2019; (4) Statements of Cash Flows for the years ended December 31, 2016, 2017, 2018 and 2019; and (5) Notes to Financial Statements.

*	Filed as an exhibit to the Form 10-K filed with the Commission on October 6, 2020, and incorporated herein by reference."
†	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions are (i) not material and (ii) would be competitively harmful if publicly disclosed.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.
October 6, 2020	By: /s/ RALPH GOEHRING Ralph Goehring Vice President Finance and Chief Financial Officer

 4