Form 10-K/A
period 2019-12-31
Global Clean Energy Holdings, Inc.
filed 2020-11-20
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-K/A
Amendment No. 2

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

Documents incorporated by reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (this “Amendment”) to the annual report of Global Clean Energy Holdings, Inc. (the “Company”) on Form 10-K for the fiscal years ended December 31, 2016, 2017, 2018 and 2019, filed with the Securities and Exchange Commission (the “Commission”) on October 6, 2020, as amended on October 7, 2020 (collectively, the “Original Form 10-K”), is to amend the report of Hall & Company Certified Public Accountants (“Hall & Co.”) on the Company’s consolidated financial statements to include the signature of Hall & Co., which was unintentionally omitted from the Original Form 10-K. Such change does not affect Hall & Co.’s unqualified opinion on the Company’s financial statements included in the Original Form 10-K.

In addition, a corrected consent of Hall & Co. (Exhibit 23.1) is filed herewith, which has been revised to include the date of Hall & Co.’s audit report and the date of the consent.

No other changes have been made to the Original Form 10-K.  This Amendment speaks as of the filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the filing date, and does not modify or update in any way disclosures made in the Original Form 10-K, except as set forth above.  This Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the Commission subsequent to the filing of the Original Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are also filed herewith as exhibits to this Amendment.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Global Clean Energy Holdings, Inc., and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Clean Energy Holdings, Inc., and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2019, 2018, 2017, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity (deficit) and cash flows for each of the five years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, 2018, 2017, 2016 and 2015, and the results of its operations and its cash flows for each of the five years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HALL & COMPANY

Hall & Company Certified Public Accountants, Inc.

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

10.14	Form of Stock Option Grant Notice of Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan*
10.15	Share Purchase Agreement, dated April 29, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.16	First Amendment to Share Purchase Agreement, dated as of September 27, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.17	Second Amendment to Share Purchase Agreement, dated as of October 4, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.18	Third Amendment to Share Purchase Agreement, dated as of October 11, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.19	Fourth Amendment to Share Purchase Agreement, dated as of October 28, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*

10.20	Fifth Amendment to Share Purchase Agreement, dated as of March 23, 2020, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.21	Sixth Amendment to Share Purchase Agreement, dated as of May 4, 2020, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC*
10.22	Control, Operation And Maintenance Agreement, dated May 4, 2020, by and between GCE Operating Company, LLC and BKRF OCB, LLC*
10.23	Call Option Agreement, dated May 7, 2020, by and among Global Clean Energy Holdings, Inc., Alon Paramount Holdings, Inc., and GCE Holdings Acquisitions, LLC*
10.24	Credit Agreement, dated as of May 4, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein*
10.25	Credit Agreement, dated as of May 4, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein*
10.26	Product Offtake Agreement, dated as of April 10, 2019, between ExxonMobil Oil Corporation and GCE Holdings Acquisitions LLC*†
10.27	Engineering, Procurement and Construction Agreement, dated April 30, 2020, between ARB, Inc. and GCE Holdings Acquisitions, LLC*†
10.28	License Agreement, dated October 24, 2018, between Haldor Topsoe A/S and GCE Holdings Acquisitions, LLC*†
21.1	Subsidiaries of Registrant*
23.1	Consent of Hall & Company Certified Public Accountants, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

*	Filed as an exhibit to the Form 10–K filed with the Commission on October 6, 2020, and incorporated herein by reference.
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

GLOBAL CLEAN ENERGY HOLDINGS, INC.
November 20, 2020	By: /s/ RALPH GOEHRING Ralph Goehring Vice President Finance and Chief Financial Officer