Form 10-Q
period 2020-03-31
Global Clean Energy Holdings, Inc.
filed 2020-12-11
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

Commission file number: 000-12627

GLOBAL CLEAN ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0407858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2790 Skypark Drive, Suite 105 Torrance, California	90505
(Address of principal executive offices)	(Zip Code)

(310) 641-4234
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of December 10, 2020 was 358,499,606.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,987	$457,331
Inventories	22,942	22,942
Total Current Assets	150,929	480,273

PROPERTY AND EQUIPMENT, NET	—	—
RIGHT-OF-USE ASSET	74,847	82,450
INTANGIBLE ASSETS, NET	2,440,286	2,501,592
DEBT ISSUANCE COSTS	500,000	500,000
PRE-ACQUISITION COSTS	3,171,075	2,588,441
DEPOSITS	3,253,253	3,253,253

TOTAL ASSETS	$9,590,390	$9,406,009

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,229,494	$1,778,434
Accrued compensation and related liabilities	2,068,961	2,055,167
Accrued interest	1,823,155	1,734,527
Lease liabilities	75,538	82,882
Notes payable including current portion of long-term debt, net	4,647,569	1,369,856
Convertible notes payable	1,697,000	1,697,000
Derivative Liability	—	24,767,000
Total Current Liabilities	12,541,717	33,484,866

LONG-TERM LIABILITIES
Long-term debt, net	15,592,296	—

TOTAL LIABILITIES	28,134,013	33,484,866

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized Series B, convertible; 13,000 shares issued and outstanding (aggregate liquidation preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized; 352,206,749 and 344,029,434 shares issued and outstanding, respectively	352,206	344,029
Additional paid-in capital	31,348,398	31,259,365
Accumulated deficit	(50,244,240)	(55,682,264)
Total Stockholders' Deficit	(18,543,623)	(24,078,857)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,590,390	$9,406,009

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2020	2019
REVENUE	$—	$—

OPERATING EXPENSES
General and Administrative	309,084	1,027,577
Amortization of intangible assets	61,307	61,307
Preliminary stage acquisition costs	—	934,243
Total Operating Expenses	370,391	2,023,127

OPERATING LOSS	(370,391)	(2,023,127)

OTHER INCOME (EXPENSE)
Interest expense (net)	(179,948)	(90,529)
Gain in derecognition of derivative liabilities	512,363	—
Change in fair value derivative and finance charges related to derivative liability	5,476,000	(3,937,000)
Total Other Income (Expense)	5,808,415	(4,027,529)

NET INCOME/(LOSS)	$5,438,024	$(6,050,656)
BASIC NET INCOME/(LOSS) PER COMMON SHARE	0.02	(0.02)
DILUTED NET INCOME/(LOSS) PER COMMON SHARE	0.01	(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	351,831,174	341,529,434
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	640,774,858	341,529,434

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

					Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	13,000	$13	341,529,434	$341,529	$30,669,220	$(43,890,445)	$(12,879,683)

Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	43,008	—	43,008

Net (loss) for the quarter ended March 31, 2019	—	—	—	—	—	(6,050,656)	(6,050,656)

Balance at March 31, 2019	13,000	$13	341,529,434	$341,529	$30,712,228	(49,941,101)	(18,887,331)

					Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	13,000	$13	344,029,434	$344,029	$31,259,365	$(55,682,264)	$(24,078,857)

Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	25,614	—	25,614

Exercise of stock options	—	—	8,177,315	8,177	63,419	—	71,596

Net income for the quarter ended March 31, 2020	—	—	—	—	—	5,438,024	5,438,024

Balance at March 31, 2020	13,000	$13	352,206,749	$352,206	$31,348,398	(50,244,240)	(18,543,623)

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2020	2019
Operating Activities:
Net Income/(Loss)	5,438,024	(6,050,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	25,614	43,008
Depreciation and amortization	61,306	61,306
Gain on settlement of liabilities	(512,363)	—
Change in fair value of derivative liability	(5,476,000)	3,937,000
Accretion of note payable	91,372	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	451,060	858,863
Accrued compensation and related liabilities	13,794	(21)
Interest payable	88,628	90,528
Other operating activities	259	—
Net Cash Used in Operating Activities	181,694	(1,059,972)
Investing Activities:
Pre-acquisition costs and deposit on refinery acquisition	(582,634)	—
Net Cash Used in Investing Activities	(582,634)	—
Financing Activities:
Proceeds received from exercise of stock options	71,596	—
Net Cash Provided by Financing Activities	71,596	—

Net Change in Cash and Cash Equivalents	(329,344)	(1,059,972)
Cash and Cash Equivalents at Beginning of Period	457,331	5,226,489
Cash and Cash Equivalents at End of Period	127,987	4,166,517

Non-cash Financing Activities:
During the quarter ended March 31, 2020, the Company amended the terms of a derivative contract, which had a balance of $19,291,000 and converted into a fixed payment obligation, which was recorded at its net present value of $18,778,637, and thereby recognized a gain on the derecognition of the derivative liability of $512,363.

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Clean Energy Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”) is a U.S.-based integrated agricultural-energy biofuels company that holds assets across feedstocks and plant genetics, agronomics, cultivation, and regulatory approvals, commercialization, and downstream biorefining and storage. The Company is focused on the development and refining of non-food based bio-feedstocks and has a proprietary investment in camelina sativa (“Camelina”), a fast growing, low input and ultra-low carbon intensity crop used as a feedstock for renewable fuels. The Company holds its Camelina assets (including all related intellectual property related rights and approvals) and operates its Camelina business through a subsidiary, Sustainable Oils Inc., a Delaware corporation.

In 2018 and 2019 the Company pursued the acquisition of a crude oil refinery in Bakersfield, California with the objective of retrofitting it to produce renewable diesel from Camelina and other non-food feedstocks. On May 7, 2020, the Company completed the acquisition of the targeted refinery (the “Bakersfield Biorefinery”). The retrofitting of the Bakersfield Biorefinery is expected to be completed in the first quarter of 2022. The Company has entered into a product offtake agreement with a major oil company for the majority of the renewable diesel to be produced at the Bakersfield Biorefinery. See Note B which describes the off-take agreement in more detail.

Basis of Presentation

The accompanying condensed and consolidated balance sheet of Global Clean Energy Holdings, Inc. and its subsidiaries (collectively, hereinafter the “Company,” “we,” “us” or “our”) at December 31, 2019, has been derived from audited condensed and consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed and consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the unaudited condensed and consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of the Company’s management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements. The unaudited condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020 or any future periods.

The accompanying condensed consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Long-Lived Assets

In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Pre-Acquisition Costs

The Company capitalizes its pre-acquisition costs once management determines that it is probable that the project will occur. Probability is determined based on i) management, having the requisite authority, having implicitly or explicitly authorized and committed to funding the acquisition or construction of a specific asset, ii) the financial resources are available consistent with such authorization, and iii) the ability exists to meet the necessary local and other governmental regulations. Cost capitalization occurs when the event is probable, but prior to the start of construction. We capitalize those costs that are directly identifiable with the specific property and those costs that would be capitalized if the property were already acquired. We began capitalizing pre-acquisition costs in April 2019 after executing a product offtake agreement with a major oil company. We expense general administrative and overhead costs, including payroll, that would be considered support functions. For the quarter ended March 31, 2020 we capitalized $0.6 million, which included legal costs, pre-engineering costs and other contractual costs and expenses directly related to the purchase of the Bakersfield Biorefinery that was completed in May 2020.

Debt Issuance Costs

In 2018, we signed a letter of intent to acquire the Bakersfield Biorefinery. The acquisition of the Bakersfield Biorefinery and the related $365 million of debt financing we obtained to retrofit the refinery closed in May 2020. In connection with obtaining the foregoing financing, we incurred certain debt issuance costs. Debt issuance costs related to the Bakersfield Biorefinery are amortized using the effective interest rate method. Debt issuance costs are amortized over the term of the loan as interest; however, as such interest relates to retrofitting of the refinery, these costs will be capitalized as part of the refinery until the refinery is placed in service. The amortization of the debt issuance costs is classified as interest expense. At March 31, 2020 and December 31, 2019, unamortized debt issuance costs are presented on the balance sheet as deferred costs. However, such costs will be classified as a direct deduction from the carrying amount of the debt liability after the closing of the financing to the extent that we borrow on the credit agreements. See Note I in Subsequent Events for more detail on the financing.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derecognition of Liabilities

The Company reviews its liabilities, including but not limited to accounts payable, notes payable, accrued expenses, accrued liabilities and other legal obligations for a determination of the legal enforcement or settlement of these obligations. Upon conclusive evidence that an obligation may be extinguished, has expired, is discharged, is cancelled or otherwise no longer legally exists, then the Company will derecognize the respective liability on its balance sheet.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of general and administrative expense.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 using the following five-step model:(1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. The Company did not recognize any revenues during the quarters ended March 31, 2020 and 2019. Based upon the Company’s Product Offtake Agreement (see Note B), the Company expects to recognize revenue from the sale of biofuel beginning in 2022.

Research and Development

Research and development costs are charged to operating expenses when incurred.

Fair Value Measurements and Fair Value of Financial Instruments

As of March 31, 2019 and 2020, the carrying value of certain financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature. The Company’s derivative liability, which was derecognized during the first quarter of 2020, is reported at fair value on the accompanying December 31, 2019 balance sheet.

U.S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair-value hierarchy:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 1— Quoted prices for identical instruments in active markets;

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

At December 31, 2019, the Company had a derivative liability of $24.8 million related to a forward contract that also included a call option. The notional amount of the forward contract related to gallons of the commodity, Ultra Low Sulfur Diesel. Under the terms of the contract the Company was obligated to pay the equivalent of the notional amount multiplied by the market price of Ultra Low Sulfur Diesel at the settlement dates; however, the call option of the contract capped the market price of Ultra Low Sulfur Diesel.

The Company recognized $5.5 million of income from the decrease in fair value on the derivative contract from January 1, 2020 through March 19, 2020, and also recognized a gain of $0.5 million on the derecognition of the derivative contract. The derivative forward contract was amended again in April 2020. See, “Note E, Fixed Payment Obligations” below.

The fair value of the derivative forward contract is primarily based upon the notional amount and the forward strip market prices of Ultra Low Sulfur Diesel, and is reduced by the fair value of the call option. The forward strip market prices are observable. However, to determine the fair value of the call option, Company used the Blacks 76 option pricing model. As a result, the contract as a whole is included in the Level 3 of the fair value hierarchy.

The following presents changes in the derivative liability:

	Quarter Ended	Quarter Ended
	March 31, 2020	March 31, 2019
Beginning Balance	$24,767,000	$11,917,000
Conversion to note payable	(19,291,000)
(Decrease) increase in fair value recognized in earnings	(5,476,000)	3,937,000
Ending Balance	$—	$15,854,000

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include a) valuation of common stock, warrants, and stock options, b) those assumed in determining the value of the derivative transactions, c) and estimated useful lives of equipment and patent costs. It is at least reasonably possible that the significant estimates used will change within the next year.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table presents: 1) instruments that were dilutive for the quarter ended March 31, 2020 and included in the diluted earnings per share, and 2) instruments that were anti-dilutive for the quarter ended March 31, 2019 and excluded from diluted earnings per share as they would have been antidilutive:

	Instruments Included in Diluted EPS March 31, 2020	Instruments Excluded in Diluted EPS March 31, 2019
Convertible notes and accrued interest	100,075,503	94,938,750
Convertible preferred stock - Series B	11,818,181	11,818,181
Warrants	—	—
Compensation-based stock options and warrants	177,050,000	171,631,482,

Stock Based Compensation

The Company recognizes compensation expenses for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. However, in the case of awards with accelerated vesting, the amount of compensation expense recognized at any date will be based upon the portion of the award that is vested at that date. The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. For the quarters ended March 31, 2020 and 2019, charges related to stock-based compensation amounted to approximately $25,614 and $43,008 respectively. For the quarters ended March 31, 2020 and 2019, all stock-based compensation is classified in general and administrative expense.

Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were available to be issued. See Note I to these consolidated financial statements for a description of events occurring subsequent to March 31, 2020.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE B — BASIS OF PRESENTATION AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred losses from operations applicable to its common stockholders of $0.4 million and $2.0 million, during the quarters ended March 31, 2020 and 2019, respectively, and has an accumulated deficit applicable to its common stockholders of $50.2 million at March 31, 2020. The Company had net income of $5.4 million in the fiscal 2020 quarter compared to a $6.1 million net loss in the fiscal 2019 quarter. At March 31, 2020, the Company had negative working capital of $12.4 million and a total stockholders’ deficit of $18.5 million.

On May 4, 2020, a group of lenders agreed to provide a $300 million senior secured term loan facility to one of Global Clean Energy Holdings, Inc.’s subsidiaries to enable that subsidiary to acquire the equity interests of Bakersfield Renewable Fuels, LLC and to pay the anticipated costs of the retooling of the Bakersfield Biorefinery owned by Bakersfield Renewable Fuels, LLC. Concurrently with the foregoing senior credit facility, a group of mezzanine lenders also agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield Biorefinery. See, “Note I Subsequent Events.” Although the funds provided by the senior and mezzanine lenders may only be used for the Bakersfield Biorefinery and servicing these debt obligations, since the Company shares facilities and personnel, Global Clean Energy Holdings, Inc. will realize a reduction in certain of its operating expenses. The Company believes that these cost savings, plus the Company’s other financial resources should be sufficient to fund the Company’s operations for the next eighteen months.

In April of 2019, the Company executed a binding Product Offtake Agreement (the “Offtake Agreement”) with ExxonMobil Corp. (“Purchaser”) pursuant to which Purchaser has committed to purchase a minimum of 85 million gallons per year of renewable diesel annually from the Bakersfield Biorefinery (with a right to purchase higher volumes as available), and the Company has committed to sell these quantities of renewable diesel to Purchaser. Purchaser’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Biorefinery commences commercial operations. Purchaser has the option to extend the initial five-year term of the Offtake Agreement. Either party may terminate the Offtake Agreement if the Bakersfield Biorefinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Biorefinery’s operations.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment for the periods ended March 31, 2020 and December 31, 2019 are as follows:

	For the Periods Ended
	March 31, 2020	December 31, 2019
Office Equipment	$61,078	$61,078
Total Cost	$61,078	$61,078
Less accumulated depreciation	61,078	61,078
Property and equipment, net	$—	$—

For the quarters ended March 31, 2020 and 2019, the Company did not recognize any depreciation expense as its property and equipment were already fully depreciated.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE D - PATENT LICENSE FEES

Through a 2013 acquisition, the Company acquired certain patents, intellectual property and rights related to the development of Camelina as a biofuels feedstock, as a result of which the Company continues to incur costs related to patent license fees and patent applications for Camelina sativa plant improvements. These acquired assets include three patents and the related intellectual property associated with these patents. These three patents have an expected useful life of 17 years and are carried at cost less any accumulated amortization and any impairment losses. Amortization is calculated using the straight-line method over their remaining patent life. The termination dates of these patents are all in 2029. Any future costs associated with the maintenance of these patents and patent and registration costs for any additional patents that are essential to the Company’s business will be capitalized and amortized over the life of the patent once issued. The patent assets as of the quarter ended March 31, 2020 and 2019 is shown in the following table:

	March 31,	December 31,
	2020	2019
Patent license fees	4,187,902	4,187,902
Less accumulated amortization	(1,747,616)	(1,686,310)
Intangible Assets, Net	2,440,286	2,501,592

Amortization expense for intangible assets was approximately $61,000 for each of the quarters ended March 31, 2020 and 2019.

NOTE E –DEBT

Promissory Notes

Prior to 2016 the Company invested in and purchased various assets which were paid, in part, by the issuance of a promissory note having an initial principal balance of $1.3 million. The promissory note is due upon demand, and has an interest rate of 18% per annum.

Convertible Note Payable to Executive Officer

On October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrued unpaid salary and bonus for two years. In order to evidence the foregoing deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note accrues simple interest on the outstanding principal balance at the annual rate of five percent (5%) and became due and payable on October 15, 2020, its maturity date. Under its existing credit agreements, the Company is restricted from repaying Mr. Palmer’s loan and, accordingly, the Company is currently in default under the Convertible Note. As of quarters ended March 31, 2020 and 2019, the Company had recorded accrued interest payable of approximately $73,000 and $23,000 under the Convertible Note. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of the Company’s Common Stock at an exercise price of $0.0154 per share.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE E –DEBT (CONTINUED)

Convertible Notes Payable

The Company has several outstanding unsecured promissory notes that are convertible into the Company or the Company’s subsidiaries shares at different prices ranging from $0.03 per share into the parent company’s stock and up to $1.48 per share into a subsidiary’s common stock. These notes have passed their original maturity date and they continue to accrue interest at varying rates, from 8% to 10%. On a combined basis, as of March 31, 2020 the principal amount of these notes is approximately $0.7 million.

Fixed Payment Obligation

As described in Note A, under “Fair Value Measurements and Fair Value of Financial Instruments”, the Company amended a derivative forward contract during the quarter ended March 31, 2020, with the counterparty. The amendment terminated the derivative forward contract and replaced it with a fixed payment obligation. This fixed payment obligation was subsequently amended in April 2020. Under the amended terms, the contract requires total payments of $24.8 million, including a payment of $4.5 million in June 2020, which was paid, and six equal monthly installment payments beginning in May 2022. For financial reporting purposes, the fixed payment obligation has been recorded at the present value of future payments, using a discount rate of 14.8%.

NOTE F— STOCKHOLDERS’ EQUITY

Common Stock

In the first quarter of 2020, the Company issued a total of 8,177,315 shares of its Common Stock upon the exercise of stock options. These option exercises consisted of 7,677,315 and 500,000 shares issued to a consultant and one of the Company’s Directors, respectively.

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

No dividends are required to be paid to holders of the Series B Shares. However, the Company may not declare, pay or set aside any dividends on shares of any class or series of the Company’s capital stock (other than dividends on

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE F— STOCKHOLDERS’ EQUITY

shares of our Common Stock payable in shares of Common Stock) unless the holders of the Series B Shares shall first receive, or simultaneously receive, an equal dividend on each outstanding share of Series B Shares.

In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series B Shares shall be entitled to receive, prior to any distribution to the holders of the Common Stock, an amount equal to $100 per share, or $1,300,000 in the aggregate, plus an amount equal to any dividends declared and unpaid with respect to each such share.

NOTE G – STOCK OPTIONS AND WARRANTS

2010 Equity Incentive Plan

In 2010, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) wherein 20,000,000 shares of the Company's Common Stock were reserved for issuance thereunder. As of March 31, 2020 there were no shares available for future option grants under the 2010 Plan. The 2010 Plan expired in April 2020 and was replaced with the 2020 Equity Incentive Plan. See Note J for additional information.

The Company’s Board of Directors has granted stock options to certain officers, directors, employees, and non-employees, which options were not part of the 2010 Plan or any other formal equity incentive plan.

During the first quarter ended March 31, 2020 the Company did not grant any stock options.

A summary of the option award activity and awards outstanding at March 31, 2020 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life(Years)	Value

Outstanding at December 31, 2019	199,027,315	0.016	3.6	$14,360,463

Granted	—	—
Exercised	(8,177,315)	0.009
Forfeited	(5,000,000)	0.090		—
Expired	(1,300,000)	0.01		—

Outstanding at March 31, 2020	184,550,000	0.016	3.6	$6,219,550
Vested and exercisable at March 31, 2020	176,171,212	0.016	3.6	$5,889,218

The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The Company estimates the fair value of stock options that have both

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

service and market conditions on the grant date using a lattice model. The following table illustrates the assumptions used in estimating the fair value of options granted during the periods presented:

Quarter Ended March, 31 2019
Expected Term (in Years)	2 to 5
Volatility	123%
Risk Free Rate	2.8%
Dividend Yield	0%
Suboptimal Exercise Factor (1)	1.3
Exit Rate Pre-vesting (2)	0%
Exit Rate Post-vesting (3)	0%
Aggregate Grant Date Fair Value	$120,278

(1)	The suboptimal exercise factor estimates the value realized by the holder upon exercise of the option and the estimated point at which an option holder would exercise an in-the-money option. The Company estimated the suboptimal factor based on the holder realizing a pre-tax profit of $500,000. Used for lattice model purposes only.

(2)	Assumed forfeiture rate for market condition option awards prior to vesting. Used for lattice model purposes only.

(3)	Assumed expiration or forfeiture rate for market condition option awards after vesting. Used for lattice model purposes only.

During the year ended December 31, 2018 the Company granted options to purchase 110,000,000 shares to the Company’s Chief Executive Officer. The options have both requisite service conditions and market conditions. The requisite service period for the market condition options granted in 2018 was five years and the options vest in three tranches: 28% of the award vests when the market cap exceeds $7 million for a thirty day period; 33% of the award vests when the market cap exceeds $15 million for a thirty day period; and 40% of the award vests when the market cap exceeds $25 million for a thirty day period. As of May 31, 2019, all of the outstanding market condition awards issued during 2018 were fully vested.

For the quarters ended March 31, 2020 and 2019 the Company recognized stock compensation expenses related to stock option awards of $25,614 and $43,008 respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2020, there was approximately $81,000 of unrecognized compensation cost related to option awards that will be recognized over the remaining service period of approximately 3.6 years.

Stock Purchase Warrants

In May 2020, the Company issued, to a party interested in Camelina development, a non-transferable warrant for the purchase of an approximately eight-percent interest in its subsidiary, Sustainable Oils, Inc. for approximately $20 million. The warrant expires on June 1, 2021.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE H – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company maintains an employment agreement with its Chief Executive Officer and Executive Vice-President that provide for the terms of their compensation, including bonuses and share-based compensation. See the Company’s December 31, 2019 Form 10-K (as amended) for further details.

Legal

In August 2020, a complaint was filed against GCE Holdings Acquisitions, LLC for a claimed breach of a certain consulting agreement. The claim is for $1.2 million. On October 14, 2020, GCE Holdings Acquisitions, LLC filed an answer and denied all allegations in the complaint. The Company does not believe that the ultimate resolution of this matter will have a material effect on its financial statements, and no loss has been accrued regarding this claim.

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

COVID-19

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The Company is currently analyzing the potential impacts to its business. At this time, it is not possible to determine the magnitude of the overall impact of COVID-19 on the Company.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE I – SUBSEQUENT EVENTS

On May 7, 2020, through BKRF OCB, LLC, one of the Company’s indirect subsidiaries, the Company purchased all of the outstanding equity interests of Alon Bakersfield Property, Inc., a company that owned a refinery in Bakersfield, California, from Alon Paramount Holdings, Inc. (“Alon Paramount”) for $40 million. Coincident with the purchase, Alon Bakersfield Property Inc. was converted into a limited liability company and renamed as “Bakersfield Renewable Fuels, LLC”. The Company is now retooling the acquired refinery into a biorefinery. In connection with the acquisition, BKRF OCB, LLC agreed to undertake certain cleanup activities at the refinery and provide a guarantee for liabilities arising from the cleanup. The Company has assumed significant environmental and clean-up liabilities associated with the purchase of the Bakersfield Refinery.

Bakersfield Renewable Fuels, LLC, formerly Alon Bakersfield Property, Inc., is a party to an action pending in the United States Court of Appeals for the Ninth Circuit. In June 2019, the jury awarded the plaintiffs approximately $6.7 million against the Company and Paramount Petroleum Corporation (a parent company of Alon Bakersfield Property at the time of the award in 2019). Alon Paramount agreed to assume and be liable for (and to indemnify, defend, and save Bakersfield Renewable Fuels harmless from) this litigation. In addition, Paramount Petroleum has posted a bond to cover this judgment amount. All legal fees in this matter are being paid by Alon Paramount. Concurrently with the closing of the acquisition, the Company entered into a Call Option Agreement with Alon Paramount pursuant to which the Company granted to Alon Paramount an option to purchase from Global Clean Energy Holdings, Inc. up to 33 1/3% of the membership interests of another subsidiary that indirectly owns Bakersfield Renewable Fuels, LLC based on the Company’s purchase price. The foregoing option can be exercised by Alon Paramount until the 90th day after the refinery meets certain operational criteria. Upon the exercise of the option, Alon Paramount will be allocated its share of the refinery’s assets and liabilities and profits and losses. Bakersfield Renewable Fuels, LLC is also responsible for all of the environmental liabilities and clean up costs associated with the Bakersfield Refinery.

On May 4, 2020, in order to fund the purchase of Bakersfield Renewable Fuels, LLC, BKRF OCB, LLC entered into a senior secured credit agreement with a group of lenders (the "Senior Lenders") pursuant to which the Senior Lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB, and to pay the costs of the retooling the Bakersfield Biorefinery. The senior loan bears interest at the rate of 12.5% per annum, payable quarterly. The principal of the senior loans is due on November 4, 2026, provided that BKRF OCB, LLC must offer to prepay the senior loans with any proceeds of such asset dispositions, borrowings other than permitted borrowings, proceeds from losses, and excess net cash flow. BKRF OCB, LLC may also prepay the senior loan in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, the Senior Lenders were issued 80.5 million Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, and will continue to be issued Class B Units as the Company receives funds drawn on the credit facility. The senior loans are secured by all of the assets of BKRF OCB, LLC (including its membership interests in Bakersfield Renewable Fuels, LLC), all of the outstanding membership interest in BKRF OCB, LLC, and all of the assets of Bakersfield Renewable Fuels, LLC.

On May 4, 2020, BKRF HCB, LLC, the indirect parent of BKRF OCB, LLC, entered into a credit agreement with a group of mezzanine lenders who agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield Biorefinery. As of September 30, 2020 BKRF HCB, LLC has not drawn down on the credit facility. The mezzanine loans bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that the borrower may defer interest to the extent it does not have sufficient cash to pay the interest, such deferred interest being added to principal. As additional consideration for the mezzanine loans, the mezzanine lenders will be issued Class C Units in BKRF HCP, LLC at such times as advances are made under the

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE I – SUBSEQUENT EVENTS (CONTINUED)

mezzanine loans. The mezzanine loans will be secured by all of the assets of BKRF HCP, LLC, including all of the outstanding membership interest in BKRF FHCB, LLC. The mezzanine loans mature in November 2027.

On April 30, 2020 GCE Acquisitions entered into an Engineering, Procurement and Construction Agreement with ARB, Inc. (“ARB”) pursuant to which ARB has agreed to provide services for the engineering, procurement, construction, start-up and testing of the Bakersfield Biorefinery. The agreement, which was assigned by GCE Acquisitions to BKRF OCB, LLC, provides for ARB to be paid on a cost plus fee basis subject to a guaranteed maximum price of $201.4 million, subject to increase for approved change orders.

On May 7, 2020, the Board of Directors of the Company amended the employment agreements of Richard Palmer, the Company’s Chief Executive Officer, and Noah Verleun, the Company’s Executive Vice President, to increase their annual base salaries to $350,000 and $310,000, respectively.

On April 10, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (“2020 Plan”) pursuant to which the Board of Directors reserved an aggregate of 20,000,000 shares of Common Stock for future issuance. The 2020 Plan became effective on April 10, 2020. As of November 30, 2020 options for the purchase of 7,170,000 shares have been granted under the 2020 Plan to attract and retain the necessary personnel to meet the Company’s objectives. The 2020 Plan will expire on April 9, 2030, and no further awards may be granted after such date. The 2020 Plan provides for the following types of awards: incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards. Stock awards may be granted under the 2020 Plan to employees (including officers) and consultants of the Company or affiliates, and to members of the Company’s Board of Directors.

In the second quarter of Company issued 5,542,857 shares and 750,000 shares upon exercises of outstanding options to an officer of the Company and an attorney who provided services to the Company (who is also a family member of the CEO), respectively.

On October 12, 2020 the Company’s senior and mezzanine lenders agreed to make an additional $15 million available to the Company, if requested, to develop both the Bakersfield Refinery and the feedstock program.

On October 12, 2020 the Company entered into a $1.5 million contract with a Midwest seed company to manage up to 500 acres of Camelina seed production for the specific purpose of harvesting, transporting, cleaning and packaging the finished Camelina seed, which is to be certified as the Company’s proprietary seed to the Company’s standards. This seed shall be grown in 2021 for the purpose of providing certified Camelina seed to growers for the 2022 growing season. The contract anticipates a total yield of certified seed of approximately 900,000 lbs.

On November 17, 2020, the Company held its annual meeting of stockholders at which (i) the 2020 Plan and (ii) the proposal to effect a reverse stock split of the common shares at a ratio of 1-for-10, at the discretion of the Board, were approved. Subject to market conditions, the Board has tentatively decided to effect the reverse stock split of common shares in early 2021.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “except,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other person, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in its expectations.

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2019 and other reports and filings made with the Securities and Exchange Commission (“SEC”).

Overview

Since 2007, Global Clean Energy Holdings, Inc. and its subsidiaries (collectively, hereinafter the “Company,” “we,” “us” or “our”) has been an integrated agricultural-energy biofuels company that, directly or through its subsidiaries, acquired and developed agricultural biofuel feedstock assets. In 2013 we acquired certain Camelina sativa (“Camelina”) assets that we have been developing as an ultra-low carbon non-food based feedstock for the production and sale of renewable fuels. In July 2018, we entered into a letter of intent to purchase a 500-acre crude oil refinery in Bakersfield, California (the “Bakersfield Biorefinery”). During the fiscal quarters ended March 31, 2019 and 2020 we incurred an increasing amount of general and administrative expenses and other related preliminary acquisition costs expenses related to our efforts to acquire the Bakersfield Biorefinery.

In order to fund our operating and acquisition-related expenses, in October of 2018 we entered into a derivative contract (the “Derivative Contract”) with a commodity trading company for the delivery of ultra-low sulfur renewable diesel for settlement over a six-month period beginning in July 2020. Under the Derivative Contract, we received $6 million in cash. At the inception of the Derivative Contract, we recorded a $15.1 million liability and $9.1 million of financing costs. During the remaining portion of 2018, the derivative liability decreased by $3.1 million. In October 2019 we modified the Derivative Contract, entered into a new Derivative Contract, and received another $4 million of cash. The cash that we received from the Derivative Contract was used to fund our operating costs, our due diligence costs, our pre-acquisition costs, the purchase price down payment/deposit for the Bakersfield Biorefinery, our consulting and legal fees associated with the acquisition, and our payments to key vendors and suppliers. The Derivative Contract was amended in March 2020.

In May 2020 we completed the purchase of the Bakersfield Biorefinery. In order to fund the purchase price of the Bakersfield Biorefinery and the conversion of the facility into a renewable diesel refinery, in May 2020 we also entered into a $300 million senior loan facility and a $65 million mezzanine loan facility. We are currently converting the Bakersfield Biorefinery from a crude oil refinery into a biorefinery, and we do not expect to commence our proposed biofuel refinery operations until early 2022. Therefore, we do not anticipate generating revenues from the operations of the Bakersfield Biorefinery until the first half of 2022.

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

Derivative Commodity Instruments. The Company uses derivative commodity instruments as a means of generating cash for its efforts in procuring a refinery to fulfill its business plan. The Company may use such instruments in the future to manage its exposures for its feedstocks or end products. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. While the Company may deliver refined products from its biorefinery in the future, at this time these derivative contracts are not considered normal sales contracts. The results of our derivative activities were material to the Company’s financial position, results of operations or cash flows in 2019 and 2020. The Company’s risk management practices and its compliance with policies are reviewed by the Company’s Board of Directors. Derivatives beyond those designated as normal purchase and normal sale contracts are recorded at fair value on the Consolidated Balance Sheet with resulting gains and losses reflected in income. Fair values are derived principally from published market quotes and other independent third-party quotes. The change in fair value of Company’s derivative commodity instruments in 2019 and 2020 was material to the Company’s results of operations.

Recoverability of Intangible Assets. The Company invests in the development of various plant-based feedstocks for conversion to fuel as part of its core business plan. The Company has purchased patents and associated know-how that relate directly to the development and growing of Camelina. The Company invests in the ongoing development of Camelina through research and additional patents as breakthroughs occur. The Company capitalizes all of its patent expenses and amortizes these costs over a 17-year period in conjunction with the life of the patent protection. We evaluate the carrying costs of these assets on a periodic basis and will impair such value if deemed necessary. As of March 31, 2020, no impairment is necessary and the carrying value of our intellectual property (intangible assets) remains a significant value and expected economic generator going forward.

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 that the Company has filed with the Securities and Exchange Commission. We do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Results of Operations

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

Revenues. As discussed above, during 2019 and the first quarter of 2020 our activities were devoted solely to the acquisition and financing of the Bakersfield Biorefinery, and we did not engage in any operating activities that generated revenues. Therefore, we had no operating revenues in the fiscal quarters ended March 31, 2019 (the “2019 fiscal quarter”) or March 31, 2020 (the “2020 fiscal quarter”).

General And Administrative Expenses. General and administrative expense consists of expenses generally involving corporate overhead functions and operations. Our general and administrative expenses decreased by $0.7 million, or 74%, from $1.0 million in the 2019 fiscal quarter to $0.3 million in the 2020 fiscal quarter. This decrease was primarily related to a decrease in professional fees, legal fees and various vendor costs. Since we acquired the Bakersfield Biorefinery in May 2020, our general and administrative expenses have significantly increased and are expected to continue to increase as the development of the refinery progresses.

Other Income/Expense. In the 2020 fiscal quarter we recognized $5.5 million of income from the decrease in fair value on a derivative contract and a gain of $0.5 million on the derecognition of the Derivative Contract. In the 2019 fiscal quarter we incurred a $4 million loss from our change in derivative liability associated with the Derivative Contract.

Interest Income/Expense. Interest expense was $0.2 million and $0.1 million in the 2020 and 2019 fiscal quarters, respectively, and was from promissory notes. Interest expense will increase significantly in the future as we draw down on the $300 million senior and $65 million mezzanine loans, and as the outstanding principal balances of those loans increases. The applicable construction period interest costs will be capitalized into the project under the guidance of the current accounting standards.

Net Income/Losses. For the 2020 fiscal quarter, we incurred an operating loss of $0.4 million, a decrease of $1.6 million from our operating loss of $2.0 million in the 2019 fiscal quarter. Our operating loss decreased because of the reduction in our general and administrative expenses and pre-acquisition costs being capitalized related to increase in costs associated with the purchase and financing of the Bakersfield Biorefinery. For the 2020 fiscal quarter we had net income of $5.4 million as a result of the derecognition of certain derivative liabilities, compared to a net loss of $6.1 million in the 2019 fiscal quarter. We expect to incur losses in the remainder of 2020 and 2021 while our biorefinery is under construction and therefore not operational.

Liquidity and Capital Resources

As of March 31, 2020 and 2019, we had approximately $0.1 million and $4.2 million of cash, respectively, and a working capital deficit of $12.4 million and $20.7 million as of March 31, 2020 and March 31, 2019, respectively.

Our efforts to acquire the Bakersfield Biorefinery commenced in early 2018. Our operating costs, including the costs of the professionals that we engaged, exceeded our capital resources. Accordingly, on October 15, 2018, we entered into a derivative contract with a commodities trading company whereby we received $6 million of cash in exchange for a contract for ultra-low sulfur diesel to be settled over a six-month time period beginning in July of 2020. This contract created a net fair value liability of $15.1 million. The purpose of this contract was to obtain the cash the Company needed to pursue the acquisition of the Bakersfield Biorefinery. The liability in excess of cash received is considered financing charges and recorded as an expense. Because of a delay in completing the purchase of the Bakersfield Biorefinery, we had to amend the original derivative contract. Accordingly, on October 29, 2019 we unwound the October 15, 2018 contract and entered into a new derivative transaction whereby we received an additional cash payment of $4 million. On March 19, 2020 we unwound the derivative contract and converted it into a fixed obligation with a cash payment of $5.5 million due on April 30, 2020 and six equal monthly payments of $2.9 million beginning on October 31, 2021. On April 28, 2020 this agreement was further amended in terms to reduce and extend the short-term cash payment to $4.5 million in June 2020 (that we paid) and increased and deferred the six equal monthly payments of $3.375 million beginning in May, 2022. This payment stream is scheduled to coincide around the commencement of operations of the Bakersfield Biorefinery.

The Bakersfield Biorefinery is currently being retooled and converted from a crude oil refinery into a biofuels refinery. The construction of the Bakersfield Biorefinery is expected to be completed in early 2022, at which time commercial operations will commence. Until the Bakersfield Biorefinery is operational, we do not expect to generate any significant operating revenues. During the construction phase of the biorefinery, we will incur significant operating costs and capital expenditures to upgrade the existing equipment and facilities. The expenses that we expect to incur include, among others, the purchase price of new biorefinery equipment, the payments to our primary contractor under a $201 million engineering, procurement and construction agreement, the costs of maintaining the existing facility, paying licensing fees, the costs of upgrading the refinery’s rail line and certain pipelines, and making interest and other payments under our senior and mezzanine credit facilities.

In order to fund the cost of acquiring the Bakersfield Biorefinery, converting the existing refinery into a biorefinery, and paying all operating expenses during the preoperational period, in May 2020 we entered into a $300 million senior secured term loan facility and a $65 million secured term loan facility with various mezzanine lenders. Our senior and mezzanine lenders have also recently agreed to make an additional $15 million available to us, if requested, to develop the Bakersfield Refinery and our feedstock program. As of November 30, 2020, we have borrowed $151 million under the senior credit facility, of which approximately $60 million is unspent; we have not yet utilized the mezzanine credit facility or the additional $15 million of available credit.

The senior loan bears interest at the rate of 12.5% per annum, payable quarterly. No principal payments are required to be made under the senior loan until maturity. The senior loan matures on November 4, 2026. The mezzanine loan will bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that we may defer interest to the extent we do not have sufficient cash to pay the interest (any deferred interest will be added to principal). Principal of the mezzanine loans is due at maturity. As additional consideration for the mezzanine loans, the mezzanine lenders will be issued Class C Units in our subsidiary that indirectly owns the Biorefinery at such times as advances are made under the mezzanine loans. The Class C Units will not affect our liquidity until the Bakersfield Biorefinery commences operations in 2022. However, since the holders of the Class C Unit will be entitled to certain priority cumulative distributions, if any, that may be made in the future from the operations of the Bakersfield Biorefinery, the Class C Units will reduce the amount of distributions that we may be entitled to receive in the future from the operations of the Bakersfield Biorefinery.

Based on our construction budget (including the purchase orders we have issued for the required equipment) and on our internal projections of our future operating expenses, we anticipate that the $365 million available to us under the senior and mezzanine loans should be sufficient to fund our projected capital expenditures and operating expenses at the Bakersfield Biorefinery until the Bakersfield Biorefinery becomes operational. Although the funds provided under the senior and mezzanine loans may only be used for the Bakersfield refinery and servicing these debt obligations, since we share facilities and personnel, we will realize a reduction in certain of our operating expenses. We believe that these cost savings, plus our other financial resources should be sufficient to fund our operations through the commercial start-up of the Bakersfield Biorefinery.

Our transition to profitability is dependent upon, among other things, the successful and timely development and construction of our biorefinery and the future commercialization of the products that we intend to produce at the Bakersfield Biorefinery. In order to ensure that we have a buyer for the renewable diesel produced at our biorefinery, we have entered into an offtake agreement with ExxonMobil Oil Corporation. Under that agreement, ExxonMobil has agreed to purchase 2.5 million barrels of renewable diesel per year from the Bakersfield Biorefinery for a period of five years following the date that the Bakersfield Biorefinery commences commercial operations. The revenues we expect to receive under the offtake agreement, together with our other projected sources of revenues, are expected to fund our anticipated working capital and liquidity needs.

Once completed, the Bakersfield Biorefinery will be able to produce renewable diesel from various renewable feedstocks, such as Camelina oil produced from our patented Camelina varieties, soybean oil, used cooking oil, inedible animal fat, and other vegetable oils. We believe that one of our strategic advantages is that a significant portion of the feedstock expected to be used at our biorefinery will be Camelina grain produced by third party farmers for us using our patented Camelina varieties. However, we anticipate that we will need additional funding to grow our certified Camelina seeds, to enter into agreements with farmers, and to otherwise ramp up the cultivation and production of Camelina. As of the date of this report, we have only secured limited funding for our Camelina production plans. Although we are currently in discussions with certain agri-finance companies, our existing lenders, and possible third party investors for debt or equity financing for our Camelina operations, no assurance can be given that we will obtain the necessary funds, or that if we do obtain such funding, that the terms under which we obtain such funding will be beneficial to us.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Nothing to report.

Item 4. Controls and Procedures

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures, based on the framework of Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013, were not effective because of the following material weaknesses in our internal control over financial reporting: (i) As of March 31, 2020 we did not have sufficient accounting staff and accounting staff with the requisite knowledge of GAAP and the financial reporting requirements of the SEC, and (ii) as of March 31, 2020 there was insufficient segregation of duties related to processing, approving and reviewing transactions and journal entries. We have taken remedial steps to address the material weaknesses in our disclosure controls and procedures. These remedial steps include the following:

(a) Since March 31, 2020, we have hired (i) a Chief Financial Officer who is a CPA and who previously was a chief financial officer at a publicly traded oil and gas company, (ii) a controller who is also a CPA and experienced in U.S. GAAP financial reporting, (iii) a staff accountant who also is a CPA, and (iv) other members of a newly established clerical department;

(b) We recently purchased and installed a new financial reporting and accounting system;

(c) We have designed and are implementing more robust financial reporting, accounting and management controls over our accounting and financial reporting functions at our two facilities.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 24, 2020 Wood Warren & Co Securities, LLC filed a complaint in the Superior Court of California, Alameda County, against GCE Holdings Acquisitions, LLC titled “Wood Warren & Co Securities, LLC vs. GCE Holdings Acquisitions, LLC” (Case No. RG 20072242). The complaint alleges that GCE Holdings Acquisitions, LLC breached that certain Consulting Agreement, dated October 8, 2019, by failing to pay Wood Warren & Co Securities, LLC certain fees that Wood Warrant claims it has earned under the Consulting Agreement. Wood Warren & Co Securities, LLC has asked the court for an award of $1.2 million. On October 14, 2020, GCE Holdings Acquisitions, LLC filed an answer and denied all allegations in the complaint.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Uncertain Impact of Covid-19 Coronavirus. The outbreak of coronavirus (also known as COVID-19) is not expected to materially impact our operations unless our workforce or our contractors cannot continue the development and construction of the Bakersfield Biorefinery. We are committed to ensuring the safety of our personnel, consultants and vendors who must work on site. There is no assurance that we will not have a COVID-19 exposure whereby future work or such widespread outbreak may cause material delays in the development and/or commencement of commercial operations of the Bakersfield Biorefinery. Any material delay in completing the construction of the Bakersfield Biorefinery or commencing its operations could have a material negative impact on our future operations, cash flow and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2020, an independent contractor of the Company purchased 6,677,315 shares of Common Stock upon the exercise a stock option. The exercise price was $0.009 per share.

On January 2, 2020, a Director of the Company purchased 500,000 shares of Common Stock upon the exercise of a stock option. The exercise price was $0.01 per share.

On January 28, 2020, an independent contractor of the Company purchased 1,000,000 shares of Common Stock upon the exercise of a stock option. The exercise price was $0.0065 per share.

All of the foregoing securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) or Regulation D under the Securities Act. No broker-dealers were used in connection with such sales of unregistered securities."

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: December 10, 2020	By:	/s/ Richard Palmer
Richard Palmer President and Chief Executive Officer

Date: December 10, 2020	By:	/s/ Ralph Goehring
Ralph Goehring Chief Financial Officer