Form 10-Q
period 2020-06-30
Global Clean Energy Holdings, Inc.
filed 2020-12-11
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$3,870,499	$457,331
Restricted cash	3,296,514	—
Inventories	22,942	22,942
Investment in farming activities	265,976	—
Prepaid expenses and other current assets	7,225,373	—
Total Current Assets	14,681,304	480,273

DEBT ISSUANCE COSTS, NET	840,211	500,000
RIGHT-OF-USE ASSET	67,103	82,450
INTANGIBLE ASSETS, NET	5,768,012	2,501,592
DEPOSITS	1,246,978	3,253,253
PROPERTY AND EQUIPMENT, NET	124,918,910	—
PRE-ACQUISITION COSTS	—	2,588,441
ADVANCES TO CONTRACTORS	19,440,631	—

TOTAL ASSETS	$166,963,149	$9,406,009

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,418,303	$1,778,434
Accrued compensation and related liabilities	2,432,474	2,055,167
Accrued interest	3,096,990	1,734,527
Lease liabilities	68,053	82,882
Notes payable including current portion of long-term debt, net	4,142,582	1,369,856
Convertible notes payable	1,697,000	1,697,000
Derivative liability	—	24,767,000
Total Current Liabilities	14,855,402	33,484,866

LONG-TERM LIABILITIES
Mandatorily redeemable preferred equity of subsidiary	939,000
Long-term debt, net	16,320,831
Long-term debt, net (credit facility)	76,045,162
Asset retirement obligations	40,740,700	—
Environmental liabilities	33,987,800	—
Other liabilities	377,331	—

TOTAL LIABILITIES	183,266,226	33,484,866

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized Series B, convertible; 13,000 shares issued and outstanding (aggregate liquidation preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized; 358,499,606 and 344,029,434 shares issued and outstanding, respectively	358,499	344,029
Additional paid-in capital	36,994,168	31,259,365
Accumulated deficit	(53,655,757)	(55,682,264)
Total Stockholders' Deficit	(16,303,077)	(24,078,857)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$166,963,149	$9,406,009

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019

REVENUE	—	—	—	—

OPERATING EXPENSES
General and Administrative	1,820,933	937,765	2,064,040	1,965,342
Facilities expense	709,305		775,282
Depreciation expense	27,031	—	27,031	—
Amortization of intangible assets	95,023	61,306	156,330	122,613
Preliminary stage acquisition costs	—	82,693	—	1,016,936
Total Operating Expenses	2,652,292	1,081,764	3,022,683	3,104,891

OPERATING LOSS	(2,652,292)	(1,081,764)	(3,022,683)	(3,104,891)

OTHER INCOME (EXPENSE)
Interest expense (net)	(759,225)	(89,546)	(939,173)	(180,075)
Gain in derecognition of derivative liabilities	—	—	512,363	—
Change in fair value derivative and finance charges related to derivative liability	—	1,318,000	5,476,000	(2,619,000)
Total Other Income (Expense)	(759,225)	1,228,464	5,049,190	(2,799,075)

NET INCOME/(LOSS)	(3,411,517)	146,690	2,026,507	(5,903,966)
BASIC NET INCOME/(LOSS) PER COMMON SHARE	(0.01)	0.00	0.01	(0.01)
DILUTED NET INCOME PER COMMON SHARE	(0.01)	0.00	0.00	(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	355,889,716	341,529,434	353,860,445	341,529,434
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	355,889,716	633,198,762	639,971,915	341,529,434

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

					Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	13,000	$13	341,529,434	$341,529	$30,669,220	$(43,890,445)	$(12,879,683)
Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	43,008	—	43,008
Exercise of stock options	—	—	—	—	—	—	—
Net income for the quarter ended March 31, 2019	—	—	—	—	—	(6,050,656)	(6,050,656)
Balance at March 31, 2019	13,000	$13	341,529,434	341,529	30,712,228	(49,941,101)	(18,887,331)
Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	460,395	—	460,395
Exercise of stock options	—	—	—	—	—	—	—
Net income for the quarter ended June 30, 2019	—	—	—	—	—	146,690	149,690
Balance at June 30, 2019	13,000	$13	341,529,434	$341,529	31,172,623	(49,794,411)	(18,280,246)

					Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	13,000	$13	344,029,434	$344,029	$31,259,365	$(55,682,264)	$(24,078,857)
Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	25,614	—	25,614
Exercise of stock options	—	—	8,177,315	8,177	63,419	—	71,596
Net income for the quarter ended March 31, 2020	—	—	—	—	—	5,438,024	5,438,024
Balance at March 31, 2020	13,000	$13	352,206,749	352,206	31,348,398	(50,244,240)	(18,543,623)
Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	155,186	—	155,186
Exercise of stock options	—	—	6,292,857	6,293	12,907	—	19,200
Option grants for investment in subsidiaries	—	—	—	—	5,477,677	—	5,477,677
Net loss for the quarter ended June 30, 2020	—	—	—	—	—	(3,411,517)	(3,411,517)
Balance at June 30, 2020	13,000	$13	358,499,606	$358,499	36,994,168	(53,655,757)	(16,303,077)

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2020	2019
Operating Activities:
Net Income/(Loss)	2,026,507	(5,903,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	180,800	503,403
Depreciation and amortization	181,411	—
Gain on settlement of liabilities	(512,363)	122,613
Change in fair value of derivative liability	(5,476,000)	2,619,000
Amortization of debt discount	745,648
Changes in operating assets and liabilities:
Farming activities	(265,976)	—
Prepaid expenses	(2,900,691)	—
Deposits and other assets	(1,493,725)	—
Accounts payable and accrued expenses	1,639,869	882,307
Accrued compensation and related liabilities	377,307	(21)
Interest payable	1,631,553	181,057
Other liabilities	377,331	—
Other operating activities	518	—
Net Cash Used in Operating Activities	(3,487,811)	(1,595,607)
Investing Activities:
Pre-acquisition costs and deposit on refinery acquisition	—	(1,255,382)
Cash paid for acquisition of Alon Bakersfield Property, Inc.	(36,500,000)	—
Property plant & equipment	(5,487,828)	—
Intangible assets	—	—
Advances to contractors	(19,440,631)	—
Deposits	—	—
Net Cash Used in Investing Activities	(61,428,459)	(1,255,382)
Financing Activities:
Proceeds received from exercise of stock options	90,796	—
Payments on notes payable and long-term debt	(4,746,633)	—
Long-term debt (credit facility)	80,500,000	—
Payments on debt issuance costs	(4,218,211)	—
Debt issuance costs	—	(100,000)
Net Cash Provided by Financing Activities	71,625,952	(100,000)

Net Change in Cash, Cash Equivalents and Restricted Cash	6,709,682	(2,950,989)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	457,331	5,226,489
Cash, Cash Equivalents and Restricted Cash at End of Period	7,167,013	2,275,500

  Supplemental Noncash Investing and Financing Activities

During the six months ended June 30, 2020, in connection with the Company’s purchase of Alon Properties, Inc., in addition to the cash paid, the Company assumed asset retirement obligations and environmental liabilities of $74.5 million, and issued options with a fair value of $5.5M. The purchase included the acquisition of property and equipment of $116.8 million and intangible assets of $3.4 million.

During the six months ended June 30, 2020, the Company converted a derivative liability of $19.3 million into a fixed payment obligation with a fair value of $18.8 million, and thereby recognized a gain on derecognition of the derivative liability of $0.5 million.

During the six months ended June 30, 2020, the Company issued warrants to a third-party to purchase an equity interest in its subsidiary, Sustainable Oils, Inc., which warrant had a fair value of approximately $9,000.

During the six months ended June 30, 2020, the Company financed its insurance premiums with a note payable of $4.3 million.

During the six months ended June 30, 2020, the Company converted $0.27 million of accrued interest on its credit agreement to additional principal.

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Clean Energy Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company,” “we”, “us” or “our”) is a U.S.-based integrated agricultural-energy biofuels company that holds assets across feedstocks and plant genetics, agronomics, cultivation, and regulatory approvals, commercialization, and downstream biorefining and storage. The Company is focused on the development and refining of non-food based bio-feedstocks and has a proprietary investment in camelina sativa (“Camelina”), a fast growing, low input and ultra-low carbon intensity crop used as a feedstock for renewable fuels. The Company holds its Camelina assets (including all related intellectual property related rights and approvals) and operates its Camelina business through a subsidiary, Sustainable Oils Inc., a Delaware corporation.

In 2018 and 2019 the Company pursued the acquisition of a crude oil refinery in Bakersfield, California with the objective of retrofitting it to produce renewable diesel from Camelina and other non-food feedstocks. On May 7, 2020 the Company completed the acquisition of the targeted refinery (the “Bakersfield Biorefinery”). The retrofitting of the refinery is expected to be completed in the first quarter of 2022. The Company has entered into a product offtake agreement with a major oil company for the majority of the renewable diesel to be produced at the Bakersfield Biorefinery. See Note B which describes the offtake agreement in more detail.

Basis of Presentation

The accompanying condensed and consolidated balance sheet of the Company at December 31, 2019, has been derived from audited condensed and consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed and consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited condensed and consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of the Company’s management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements. The unaudited condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020 or any future periods.

The accompanying condensed consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash

In accordance with the Company’s senior credit agreement (see Note E - Debt), the Company is required to advance the calculated interest expense on its borrowings at the time of such borrowings to the estimated commercial operational date of

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the Bakersfield Biorefinery. This interest is deposited into a designated account and the appropriate amount is paid to the lender at the end of each quarter. Additionally, the construction funds are deposited into its own designated account and deposited from that designated account into the Bakersfield Renewable Fuel, LLC account only upon approval by the lenders. These two accounts are restricted and not directly accessible by the Company, although these funds are credited to the Company’s balance sheet.

Property and Equipment

Property and equipment are stated at cost. Depreciation of office equipment is computed using the straight-line method over estimated useful lives of 3 to 5 years. Refinery assets and buildings are depreciated using the straight-line method over estimated useful lives of 10 to 25 years, however, the refinery will not begin to be depreciated until its retrofitting has been completed and it’s ready for operations. Normal maintenance and repair items are charged to operating costs and are expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in the statement of operations. Interest on borrowings related to the retrofitting of the Bakersfield Biorefinery is being capitalized, which will continue until the refinery is available for use. During the six months ended June 30, 2020, $1.6 million of interest has been capitalized, and is included in property and equipment, net on the accompanying June 30, 2020 balance sheet.

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

Pre-Acquisition Costs

We began capitalizing pre-acquisition costs once we determined that the acquisition of the Bakersfield Biorefinery project was probable, which was in April of 2019 when the product offtake agreement was signed. We capitalized those costs directly identifiable with the specific property and those costs that would be capitalized if the property were already acquired. Upon the acquisition of the Bakersfield Biorefinery, these capitalized pre-acquisition costs, which totaled $3.2 million, were reclassified to property and equipment.

For the full year of 2019 and for the year 2020 up to and including the acquisition date of May 7, 2020, we capitalized $2.6 million and $0.6 million of these costs, respectively. As of May 7, 2020, we allocated our accumulated pre-acquisition costs of $3.2 million to the acquired Bakersfield Biorefinery. See Note C - Property and Equipment, included herein.

Debt Issuance Costs

During 2018, we signed a letter of intent to acquire our Bakersfield Refinery. The acquisition of the refinery and the related $365 million of financing to fund the retrofit closed in May 2020. In connection with financing the refinery, we incurred $0.5 million of debt issuance costs in 2019 and $4.2 million of debt issuance costs in the second quarter of 2020 related to acquisition of the Bakersfield Biorefinery. Debt issuance costs are amortized over the term of the loan as interest: however, as

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

such interest relates to retrofitting of the refinery, these costs will be capitalized as part of the refinery until the refinery is placed in service. The amortization of the debt issuance costs is classified as interest expense unless it meets the criteria to be capitalized. At March 31, 2020 and December 31, 2019, certain unamortized debt issuance costs are presented on the balance sheet as deferred costs. However, upon the closing of the Bakersfield biorefinery acquisition and as of June 30, 2020, these costs are classified as a direct deduction from the carrying amount of the debt liability of the financing to the extent that we borrow on the credit agreements.

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

Asset Retirement Obligations

The Company recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value. We have asset retirement obligations with respect to our Bakersfield Biorefinery due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is our practice and intent to continue to maintain these assets and make improvements based on technological advances. In the logistics segment, these obligations relate to the required cleanout of the pipeline and terminal tanks. In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligations. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. See Note I for environmental liabilities, which are accounted for separately from asset retirement obligations.

Advances to Contractors

Upon the acquisition of the Bakersfield Biorefinery, the Company advanced $20.1 million to its primary engineering, procurement and construction contractor. These funds are credited against future invoices in accordance with an agreed schedule.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 using the following five-step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. The Company did not recognize any revenues during the quarters ended June 30, 2020 and 2019. Based upon the Company’s Product Offtake Agreement (see Note B), the Company expects to recognize revenue from the sale of biofuel beginning in 2022.

Research and Development

Research and development costs are charged to operating expenses when incurred.

Fair Value Measurements and Fair Value of Financial Instruments

As of June 30, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature. The Company’s derivative liability related to its derivative forward contract is reported at fair value.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March of 2020 the Company settled the derivative contract by agreeing to a payment of $5.5 million due on April 30, 2020 and six equal payments beginning in October of 2021 totaling $17.6 million. The Company recognized $5.5 million of income from the decrease in fair value on the derivative contract from January 1, 2020 through March 19, 2020, and also recognized a gain of $512,000 on the derecognition of the derivative contract. The derivative forward contract was amended again in April 2020. Under the amendment, the contract was replaced with a fixed payment obligation, whereby the Company agreed to pay the counterparty a total of $24.8 million, which included a payment of $4.5 million that the Company paid in June 2020, and six equal installment payments in 2022 totaling $20.3 million.

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

The derivative liability discussed herein was extinguished in the first quarter of 2020, and the Company had no derivative liabilities in the second quarter ending June 30, 2020. The following presents changes in the derivative liability through June 30, 2020:

	Six Months Ended
	June 30, 2020	June 30, 2019
Beginning Balance	$24,767,000	$11,917,000
Conversion to note payable	(19,291,000)	—
Change in fair value recognized in earnings	(5,476,000)	2,619,000
Ending Balance	$—	$14,536,000

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include a) valuation of common stock, warrants, and stock options, b) those assumed in determining the value of the derivative transactions, c) estimated useful lives of equipment and intangible assets d) the estimated costs to remediate or clean-up the refinery site, and the inflation rate, discount rate and timing of payments to calculate the asset retirement obligations and environmental liabilities, and e) the allocation of the acquisition price of the Bakersfield Biorefinery to the various assets acquired. It is at least reasonably possible that the significant estimates used will change within the next year.

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

The following table presents: 1) instruments that were dilutive for the three months ended June 30, 2019 and the six months ended June 30, 2020 and included in the diluted earnings per share, and 2) instruments that were anti-dilutive for the three months ended June 30, 2020 and six months ended June 30, 2019 and excluded from diluted earnings per share as they would have been anti-dilutive::

	For the Three Months ended		For the Six Months ended

	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

	Instruments	Instruments	Instruments	Instruments
	Excluded in	Included in	Included in	Excluded in
	Diluted EPS	Diluted EPS	Diluted EPS	Diluted EPS

Convertible notes and accrued interest	101,091,766	95,955,013	101,091,766	95,955,013
Convertible preferred stock - Series B	11,818,181	11,818,181	11,818,181	11,818,181
Stock options and warrants	173,282,235	183,896,134	173,201,523	177,534,870

Stock Based Compensation

The Company recognizes compensation expenses for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. However, in the case of awards with accelerated vesting, the amount of compensation expense recognized at any date will be based upon the portion of the award that is vested at that date. The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. For the quarters ended June 30, 2020 and 2019, charges related to stock-based compensation amounted to approximately $155,000 and $460,000, respectively. For the six months ended June 30, 2020 and 2019, charges related to stock-based compensation amounted to approximately $181,000 and $503,000, respectively. For all quarters in 2019 and 2020, all stock-based compensation is classified in general and administrative expense.

Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were available to be issued. See Note J to these condensed consolidated financial statements for a description of events occurring subsequent to June 30, 2020.

NOTE B — BASIS OF PRESENTATION AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2019 and six months ended June 30, 2020, the Company incurred losses from operations applicable to its common stockholders of $4.9 million and $3.0 million, respectively, and has an accumulated deficit applicable to its common stockholders of $54 million, at June 30, 2020.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B — BASIS OF PRESENTATION AND LIQUIDITY (CONTINUED)

On May 4, 2020, a group of lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB, LLC, one of Global Clean Energy Holdings, Inc.’s subsidiaries, to enable that subsidiary to acquire the equity interests of Bakersfield Renewable Fuels, LLC and to pay the anticipated costs of the retooling of the Bakersfield Biorefinery owned by Bakersfield Renewable Fuels, LLC. Concurrently with the foregoing senior credit facility, a group of mezzanine lenders also agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield biorefinery. Although the funds provided by the senior and mezzanine lenders may only be used for the Bakersfield Biorefinery and servicing these debt obligations, since the Company shares facilities and personnel, Global Clean Energy Holdings, Inc. will realize a reduction in certain of its operating expenses. The Company believes that these cost savings, plus the Company’s other financial resources should be sufficient to fund the Company’s operations through the start-up of the Bakersfield Biorefinery. See “Note E - Debt.” On October 12, 2020 the group of lenders agreed to lend up to an additional $15 million for the Bakersfield Biorefinery and a portion to the upstream Camelina business. See, “Note J - Subsequent Events.”

In April of 2019, the Company executed a binding Product Offtake Agreement (the “Offtake Agreement”) with ExxonMobil Oil Corporation (“Purchaser”) pursuant to which Purchaser has committed to purchase a minimum of 85 million gallons per year of renewable diesel annually from the Bakersfield Biorefinery (with a right to purchase higher volumes as available), and the Company has committed to sell these quantities of renewable diesel to Purchaser. Purchaser’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Biorefinery commences commercial operations. Purchaser has the option to extend the initial five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Biorefinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Biorefinery’s operations.

NOTE C – PROPERTY AND EQUIPMENT

On May 7, 2020 through its subsidiary BKRF OCB, LLC, the Company purchased all of the outstanding equity interests of Alon Bakersfield Property, Inc. a company that owned a refinery in Bakersfield, California from Alon Paramount Holdings, Inc. (“Alon Paramount”) for a total consideration of $120.2 million. Immediately prior to the purchase, Alon Bakersfield Property Inc. was converted into a limited liability company and renamed as “Bakersfield Renewable Fuels, LLC.” The Company is now retooling the acquired refinery into a biorefinery. In accordance with ASC Topic 805, Business Combinations, the Company determined that the purchase is an asset purchase and not a business combination based the following a) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset group, b) that the existing crude oil based (very high carbon) refinery is not able to produce renewable diesel (very low carbon) fuel, c) no refinery in the U.S. has been designed specifically around the feedstock of Camelina seed, thus the technical aspect is new and unique to the Bakersfield Biorefinery and d) the Company did not acquire an assembled workforce. Thus, the acquired asset group does not have the full inputs or substantive process to produce outputs and does not have any acquired revenue generating contractual arrangements.

The total consideration for the purchase of the Bakersfield Biorefinery was $120.2 million, and consisted of $40 million of cash, an option right of $5.5 million to the seller, and an assumption of $74.7 million of liabilities. The liabilities assumed consist of $40.7 million of Asset Retirement Obligations (ARO) and $34 million of other environmental liabilities. These liabilities are the estimated costs of clean-up, remediation and associated costs of the acquired assets in accordance with current regulations. The total consideration of the purchase was allocated to the asset categories acquired based upon their relative fair value. The following summarizes this allocation of the purchase price and also the reclassification of the pre-acquisition costs:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C – PROPERTY AND EQUIPMENT (CONTINUED)

Asset Category	Capitalized Costs Based on Acquisition Valuation	Allocated Pre-Acquisition Costs	Total Capitalized Costs on Acquisition
Property and Equipment
Land	$13,506,000	—	$13,506,000
Buildings	3,656,600	—	3,656,600
Refinery	99,614,100	3,222,449	102,836,549
Intangible Assets	3,420,700	—	3,420,700
Total	$120,197,400	$3,222,449	$123,419,849

Property and equipment as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Land	$13,506,000	—
Office Equipment	61,078	61,078
Buildings	3,656,600	—
Refinery Equipment	102,836,549	—
Construction in Process	4,946,792	—
Total Cost	$125,007,019	61,078
Less accumulated depreciation	(88,109)	(61,078)
Property and equipment, net	$124,918,910	—

Depreciation expense for property and equipment was approximately $27,000 for the quarter and six months ended June 30, 2020. There was no depreciation for the quarter and six months ended June 30, 2019.

NOTE D – INTANGIBLE ASSETS

Intangible assets consist of patent license fees and refinery permits. Through a 2013 acquisition, the Company acquired certain patents, intellectual property and rights related to the development of Camelina as a biofuels feedstock, as a result of which the Company continues to incur costs related to patent license fees and patent applications for Camelina sativa plant improvements. These acquired assets include three patents and the related intellectual property associated with these

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D – INTANGIBLE ASSETS (CONTINUED)

patents. These three patents have an expected useful life of 17 years and are carried at cost less any accumulated amortization and any impairment losses. Amortization is calculated using the straight-line method over their remaining patent life. These three purchased patents expire in 2029. Any future costs associated with the maintenance of these patents and patent and registration costs for any additional patents that are essential to the Company’s business will be capitalized and amortized over the life of the patent once issued. Upon the Company’s acquisition of the Bakersfield Biorefinery, the Company acquired necessary permits for the operation of the facility. The permit cost of $3.4 million is amortized on a straight-line basis over 15 years. The intangible assets as of the quarter ended June 30, 2020 and 2019 is shown in the following table:

	June 30,	June 30,
	2020	2019
Patent license fees	4,189,952	4,187,902
Refinery permits	3,420,700	—
Less accumulated amortization	(1,842,640)	(1,686,310)
Intangible Assets, Net	5,768,012	2,501,592

Amortization expense for intangible assets was approximately $95,000 and $61,000 for the quarters ended June 30, 2020 and 2019, respectively.

NOTE E – DEBT

At June 30, 2020, notes payable and long-term debt consisted of the following:

Convertible note payable to executive officer	$1,000,000
Other convertible notes payable	697,000
Fixed payment obligation, net of discount of $5,225,715	15,024,285
Other notes	5,439,128
Senior credit facility	80,769,090
102,929,503
Less: unamortized debt issuance costs	(4,723,928)
$98,205,575

Credit Facilities

On May 4, 2020, in order to fund the purchase and subsequent retrofitting of Bakersfield Renewable Fuels, LLC, BKRF OCB, LLC entered into a senior secured credit agreement with a group of lenders (the "Senior Lenders") pursuant to which the Senior Lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB, and to pay the costs of the retooling the Bakersfield Biorefinery. The senior loan bears interest at the rate of 12.5% per annum, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest, such deferred interest being added to principal. The principal of the senior loans matures in November, 2026, provided that BKRF OCB, LLC must offer to prepay the senior loans with any proceeds of such asset dispositions, borrowings other than

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E – DEBT (CONTINUED)

permitted borrowings, proceeds from losses, and excess net cash flow. BKRF OCB, LLC may also prepay the senior loan in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, the Senior Lenders are issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, as the Company draws on the facility. As of June 30, 2020, 80.5 million Class B Units have been issued, and the aggregate fair value of such units on the date of issuance totaled $939,000. The senior loans are secured by all of the assets of BKRF OCB, LLC (including its membership interests in Bakersfield Renewable Fuels, LLC), all of the outstanding membership interest in BKRF OCB, LLC, and all of the assets of Bakersfield Renewable Fuels, LLC. The credit facility contains certain covenants, and as of June 30, 2020, the Company was in compliance with all of the covenants.

On May 4, 2020, BKRF HCB, LLC, the indirect parent of BKRF OCB, LLC, entered into a credit agreement with a group of mezzanine lenders who agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield biorefinery. As of November 30, 2020, BKRF HCB, LLC has not drawn down on the credit facility. The mezzanine loans bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that the borrower may defer interest to the extent it does not have sufficient cash to pay the interest, such deferred interest being added to principal. As additional consideration for the mezzanine loans, the mezzanine lenders will be issued Class C Units in BKRF HCP, LLC at such times as advances are made under the mezzanine loans. The mezzanine loans will be secured by all of the assets of BKRF HCP, LLC, including all of the outstanding membership interest in BKRF HCB, LLC. The mezzanine loans mature in November 2027.

Promissory Notes

Prior to 2016 the Company invested in and purchased various assets and is carrying a note, that is due upon demand, related to such assets in the principal amount of $1.3 million. The promissory note is due upon demand, and has an interest rate of 18% per annum.

Convertible Note Payable to Executive Officer

On October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrued unpaid salary and bonus for two years. In order to evidence the foregoing deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note is accruing simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%) and became due and payable on October 15, 2020, its maturity date. Under its existing credit agreements, the Company is restricted from repaying Mr. Palmer’s loan and, accordingly, is currently in default under the Convertible Note. As of the quarters ended June 30, 2020 and 2019 the Company had recorded accrued interest payable of approximately $85,000 and $35,000 respectively. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of the Company’s Common Stock at an exercise price of $0.0154 per share.

Convertible Notes Payable

The Company has several notes that are convertible into the Company or the Company’s subsidiaries shares at different prices: ranging from $0.03 per share into the parent company’s stock and up to $1.48 per share into a subsidiary’s common stock. These notes have passed their original maturity date and they continue to accrue interest at varying rates, from 8% to

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E – DEBT (CONTINUED)

10%. On a combined basis, as of June 30, 2020 the principal amount of these notes is approximately $0.7 million.

Fixed Payment Obligation

As described in Note A, under “Fair Value Measurements and Fair Value of Financial Instruments”, the Company amended a derivative forward contract during the quarter ended March 31, 2020, with the counterparty. The amendment terminated the derivative forward contract and replaced it with a fixed payment obligation. Under the terms of the fixed payment obligation, the Company agreed to pay the counterparty a total of $23.1 million, which included a payment of $5.5 million in April 2020, and six installment payments in 2022 totaling $17.6 million. Under the subsequent revised terms of the fixed payment obligation in April, 2020, the Company agreed to pay the counterparty a total of $24.8 million, which included a payment of $4.5 million in June 2020 (which was paid), and six monthly equal installment payments beginning in April, 2022. For financial reporting purposes, the fixed payment obligation has been recorded at the present value of future payments, using a discount rate of 14.8%.

Insurance Premium Financing

Upon the acquisition of the Bakersfield Biorefinery in May 2020, the Company bound numerous insurance contracts to cover its corporate, ownership and construction risks primarily to provide financial protection against various risks and to satisfy certain lender requirements. The Company paid 35% of the total premiums and financed the balance at 3.8% annual interest rate. The Company is obligated to make seventeen equal monthly payments totaling approximately $4.5 million beginning in July 2020. The insurance policies cover various periods from 12 to 60 months.

NOTE F – MANDATORILY REDEEMABLE PREFERRED EQUITY

As described above, during the quarter ended June 30, 2020, the Company issued its lenders on its senior debt 80.5 million Class B Units of its subsidiary, BKRF HCB, LLC. The Company is obligated to make certain distribution payments to holders of these preferred units, and after the distributions reach a certain limit the units are considered fully redeemed. As such, for accounting purposes, these preferred units are considered to be mandatorily redeemable and have been classified as liabilities in the accompanying June 30, 2020, balance sheet.

NOTE G – STOCKHOLDERS’ EQUITY

Common Stock

In the second quarter of 2020, the Company issued a total of 6,292,857 shares of common stock related to the exercise of stock options. These option exercises consisted of 5,542,857 and 750,000 shares issued to an officer and a consultant, respectively.

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

NOTE G – STOCKHOLDERS’ EQUITY (CONTINUED)

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

NOTE H – STOCK OPTIONS AND WARRANTS

2010 Equity Incentive Plan

In 2010, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) wherein 20,000,000 shares of the Company's common stock were reserved for issuance thereunder. As of March 31, 2019, there were no shares available for future option grants under the 2010 Plan. The 2010 Plan expired in April 2020 and was replaced with the 2020 Equity Incentive Plan. There were no grants of stock options in the first quarter of 2020.

2020 Equity incentive Plan

On April 10, 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (“2020 Plan”) pursuant to which the Board of Directors reserved an aggregate of 20,000,000 shares of Common Stock for future issuance. The 2020 Plan became effective on April 10, 2020. As of November 30, 2020, options for the purchase of 7,170,000 shares have been granted under the 2020 Plan to attract and retain the necessary personnel to meet the Company’s objectives. The 2020 Plan will expire on April 9, 2030, and no further awards may be granted after such date. The 2020 Plan provides for the following types of awards: incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards. Stock awards may be granted under the 2020 Plan to employees (including officers) and consultants of the Company or affiliates, and to members of the Company’s Board of Directors.

During the second quarter ended June 30, 2020 the Company granted stock options for the purchase of a total of 15,030,000 shares of Common Stock under the 2020 Plan, of which 6,655,000 were to employees and 8,375,000 were non-qualified stock options to non-employees.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H – STOCK OPTIONS AND WARRANTS (CONTINUED)

During the six months ended June 30, 2020, the Company issued 5,542,857 shares, 7,677,315 shares, 500,000 shares and 750,000 shares upon exercises of outstanding options to an officer, consultant and director of the Company, and an attorney who provided services to the Company, respectively.

A summary of the option award activity in 2020 and awards outstanding at June 30, 2020 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life (Years)	Value

Outstanding at December 31, 2019	199,027,315	0.016	3.6	$14,360,463

Granted	15,030,000	0.073		—
Exercised	(14,470,172)	0.006		—
Forfeited	(5,000,000)	0.090		—
Expired	(1,800,000)	0.01		—

Outstanding at June 30, 2020	192,787,143	0.021	3.5	$13,602,106

Vested and exercisable at June 30, 2020	175,765,145	0.018	3.4	$12,897,568

The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The following table illustrates the assumptions used in estimating the fair value of options granted during the periods presented:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H – STOCK OPTIONS AND WARRANTS (CONTINUED)

	Quarter ended June 30, 2020	Six months ended June 30, 2020
Expected Term (in Years)	2 to 5	2 to 5
Volatility	85%	85%
Risk Free Rate	1.4%	1.4%
Dividend Yield	0%	0%
Suboptimal Exercise Factor (1)	1.3	1.3
Exit Rate Pre-vesting (2)	0%	0%
Exit Rate Post-vesting (3)	0%	0%
Aggregate Grant Date Fair Value	$499,935	$499,935

(1)	The suboptimal exercise factor estimates the value realized by the holder upon exercise of the option and the estimated point at which an option holder would exercise an in-the-money option. The Company estimated the suboptimal factor based on the holder realizing a pre-tax profit of $500,000. Used for lattice model purposes only.
(2)	Assumed forfeiture rate for market condition option awards prior to vesting. Used for lattice model purposes only.
(3)	Assumed expiration or forfeiture rate for market condition option awards after vesting. Used for lattice model purposes only.

For the quarters ended June 30, 2020 and 2019 The Company recognized stock compensation expenses related to stock option awards for the quarters ended June 30, 2020 and 2019 of $155,186 and $460,395 respectively, and for the six months ended June 30, 2020 and June 30, 2019 of $180,800 and $503,403, respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2020, there was approximately $410,000 of unrecognized compensation cost related to option awards that will be recognized over the remaining service period of approximately 3.4 years.

Stock Purchase Warrants and Call Option

In 2020, the Company issued, to a party interested in Camelina development, a non-transferable warrant for the purchase of an approximately eight-percent interest in its subsidiary, Sustainable Oils, Inc. for approximately $20 million. The warrant expires on June 1, 2021. The Company determined the fair value of the warrants to be approximately $9,000.

Concurrently with the closing of the acquisition of Bakersfield Renewable Fuels, LLC in May 2020, the Company entered into a Call Option Agreement with the seller, Alon Paramount, pursuant to which the Company granted to Alon Paramount an option to purchase from Global Clean Energy Holdings, Inc. up to 33 1/3% of the membership interests of a subsidiary that indirectly owns Bakersfield Renewable Fuels, LLC. The option exercise price is based on the cash purchase price that the Company paid for Bakersfield Renewable Fuels, LLC. The foregoing option can be exercised by Alon Paramount until the 90th day after the refinery meets certain operational criteria. Upon the exercise of the option, Alon Paramount will be allocated its share of the refinery’s assets and liabilities and profits and losses. Bakersfield Renewable Fuels, LLC is also responsible for all

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H – STOCK OPTIONS AND WARRANTS (CONTINUED)

of the environmental liabilities and clean up costs associated with the Bakersfield Refinery.

NOTE I – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company maintains an employment agreement with its Chief Executive Officer and Executive Vice-President that provide for the terms of their compensation, including bonuses and share-based compensation. See the Company’s December 31, 2019 Form 10-K (as amended) for further details.

Engineering, Procurement and Construction Contract

On April 30, 2020, GCE Acquisitions entered into an Engineering, Procurement and Construction Agreement with ARB, Inc. (“ARB”) pursuant to which ARB has agreed to provide services for the engineering, procurement, construction, start-up and testing of the Bakersfield Biorefinery. The agreement, which was assigned by GCE Acquisitions to BKRF OCB, LLC, the borrower under the senior credit facility, provides for ARB to be paid on a cost plus fee basis subject to a guaranteed maximum price of $201.4 million, subject to increase for approved change orders.

Environmental Remediation Liabilities

The Company recognizes its asset retirement obligation and environmental liabilities in accordance with ASC 410-30, and has estimated such liabilities as of its acquisition date. It is the Company’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 15 years, and up to 30 years if a longer period is believed reasonably necessary. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed and determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

Legal

On May 7, 2020 through BKRF OCB, LLC, one of the Company’s indirect subsidiaries, the Company purchased all of the outstanding equity interests of Bakersfield Renewable Fuels, LLC from Alon Paramount Holdings, Inc. (“Alon Paramount”) for $40 million in cash. Bakersfield Renewable Fuels, LLC owns an oil refinery in Bakersfield, California that the Company is retooling into a biorefinery. In connection with the acquisition, BKRF OCB, LLC agreed to undertake certain cleanup activities

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H – STOCK OPTIONS AND WARRANTS (CONTINUED)

at the refinery and provide a guarantee for liabilities arising from the cleanup. The Company has assumed significant environmental and clean-up liabilities associated with the purchase of the Bakersfield Refinery.

Bakersfield Renewable Fuels, LLC, formerly Alon Bakersfield Property, Inc., is one of the parties to an action pending in the United States Court of Appeals for the Ninth Circuit. In June 2019, the jury awarded the plaintiffs approximately $6.7 million against Alon Bakersfield Property, Inc. and Paramount Petroleum Corporation (a parent company of Alon Bakersfield Property, Inc. at the time of the award in 2019). Under the Share Purchase Agreement, Alon Paramount agreed to assume and be liable for (and to indemnify, defend, and save Bakersfield Renewable Fuels harmless from) this litigation. In addition, Paramount Petroleum has posted a bond to cover this judgment amount. All legal fees in this matter are being paid by Alon Paramount.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE J – SUBSEQUENT EVENTS

On October 12, 2020 the Company’s senior and mezzanine lenders agreed to make an additional $15 million available to the Company, if requested, to develop the Bakersfield Refinery and the feedstock program.

On October 12, 2020 the Company entered into a $1.5 million contract with a Mid-West seed company to manage up to 500 acres of Camelina seed production for the specific purpose of harvesting, transporting, cleaning and packaging the finished Camelina seed, which is to be certified as the Company’s proprietary seed to the Company’s standards. This seed will be grown in 2021 for the purpose of providing the seed to growers for the 2022 growing season. The contract anticipates a total yield of certified seed of approximately 900,000 lbs. or enough seed to plant approximately 110,000 acres.

On November 17, 2020, the Company held its annual meeting of stockholders at which i) the 2020 Equity Incentive Plan and ii) the proposal to effect a reverse stock split of the common shares at a ratio of 1-for-10, at the discretion of the Board, were approved. The Board, while considering market conditions, anticipates completing the reverse split of the common shares in early 2021.

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

Overview

Since 2007, Global Clean Energy Holdings, Inc. and its subsidiaries (collectively, hereafter the “Company”, “we”, “us” or “our”) has been an integrated agricultural-energy biofuels company that, directly or through its subsidiaries, acquired and developed agricultural biofuel feedstock assets. In 2013 we acquired certain Camelina sativa (“Camelina”) assets that we have been developing as an ultra-low carbon non-food based feedstock for the production and sale of renewable fuels. In July 2018, we entered into a letter of intent to purchase a 500-acre crude oil refinery in Bakersfield, California (the “Bakersfield Biorefinery”). During the fiscal quarter ended June 30, 2019 and continuing up to our acquisition of the Bakersfield Biorefinery on May 7, 2020 we incurred an increasing amount of general and administrative expenses and other preliminary acquisition costs expenses related to our efforts to acquire the Bakersfield Biorefinery.

In order to fund our operating and acquisition-related expenses, in October of 2018 we entered into a derivative contract (the “Derivative Contract”) with a commodity trading company for the delivery of ultra-low sulfur renewable diesel for settlement over a six-month period beginning in July 2020. Under the Derivative Contract, we received $6 million in cash. At the inception of the Derivative Contract, we recorded a $15.1 million liability and $9.1 million of financing costs. During the remaining portion of 2018, the derivative liability decreased by $3.1 million. In October 2019 we modified the Derivative Contract, entered into a new Derivative Contract, and received another $4 million of cash. The cash that we received from the Derivative Contract was used to fund our operating costs, our due diligence costs, our pre-acquisition costs, the purchase price down payment/deposit for the Bakersfield Biorefinery, our consulting and legal fees associated with the acquisition, and our payments to key vendors and suppliers. The Derivative Contract was amended in March 2020 and was converted into a fixed payment obligation. This fixed payment obligation was modified again in April 2020. Under the amended terms, the fixed payment obligation requires total payments of $24.8 million, including a payment of $4.5 million in June 2020, and six monthly installment payments beginning in May 2022.

In May 2020 we completed the purchase of the Bakersfield Biorefinery. In order to fund the purchase price of the Bakersfield Biorefinery and the conversion of the facility into a renewable diesel refinery, in May 2020 we also entered into a $300 million senior loan facility and a $65 million mezzanine loan facility. We are currently converting the Bakersfield Biorefinery from a crude oil refinery into a biorefinery, and we do not expect to commence our proposed biofuel refinery operations until early 2022. Therefore, we do not anticipate generating revenues from the operations of the Bakersfield Biorefinery until the first half of 2022. In order to have Camelina seed and oil available when our biorefinery commences its refinery operations, and in order to have farmland under cultivation for future Camelina harvests, we have started investing in farming activities related to our Camelina seed production. These activities include investments in growing certified seed for future plantings, payments to farmers for growing Camelina for delivery to us, processing costs and other necessary costs associated with adding to our Camelina seed, oil and meal inventories.

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

Recoverability of Intangible Assets. The Company invests in the development of various plant-based feedstocks for conversion to fuel as part of its core business plan. The Company has purchased patents and associated know-how that relate directly to the development and growing of Camelina. The Company invests in the ongoing development of Camelina through research and additional patents as breakthroughs occur. The Company capitalizes all of its patent expenses and amortizes these costs over a 17-year period in conjunction with the life of the patent protection. As part of the Bakersfield Biorefinery we acquired certain operational permits which we amortize over an estimated life of 15 years. We evaluate the carrying costs of these assets on a periodic basis and will impair such value if deemed necessary. As of June 30, 2020, no impairment is necessary and the carrying value of our intangible assets remains a significant value and expected economic generator going forward.

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

Results of Operations

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

Revenues. As discussed above, during 2019 and continuing until we purchased the Bakersfield Biorefinery on May 7, 2020, our activities were devoted solely to the acquisition and financing of the Bakersfield Biorefinery. Following the acquisition, we refocused our efforts on building our operations and management teams necessary and on putting the processes in place to accomplish the task of retrofitting the Bakersfield Biorefinery and we did not engage in any operating activities that generated revenues. Therefore, we had no operating revenues in the fiscal quarters ended June 30, 2019 (the “2019 fiscal quarter”) or June 30, 2020 (the “2020 fiscal quarter”).

General And Administrative Expenses and Facility Expenses. General and administrative expense consists of expenses generally involving corporate overhead functions and operations. Our general and administrative expenses increased by $0.9 million, or 100%, from $0.9 million in the 2019 fiscal quarter to $1.8 million in the 2020 fiscal quarter. This increase was primarily related to an increase in payroll costs, professional fees, legal fees and various vendor costs. In the period after we acquired the Bakersfield Biorefinery on May 7, 2020, our general and administrative expenses increased significantly, and these expenses are expected to continue to increase as the development of the refinery progresses. Facility expense primarily consists of maintenance costs to keep the Bakersfield assets, purchased in May 2020, in an operational mode and expenses normally related to operations. Our facility expenses were $0.7 million in the 2020 fiscal quarter and we incurred no such expenses in the 2019 fiscal quarter.

Other Income/Expense. In the 2020 fiscal quarter we had no impact from derivatives, whereas in the 2019 fiscal quarter we incurred a $1.3 million gain from our change in derivative liability.

Interest Income/Expense. Interest expense in the 2020 fiscal quarter and the 2019 fiscal quarter consisted of interest of $0.8 million and $0.1 million, respectively, from outstanding promissory notes and discount on our notes payable. Our incurred interest will increase significantly in the future as we draw down on the $300 million senior and $65 million mezzanine loans, and as the outstanding principal balances of those loans increases. However, construction period interest will be capitalized as part of the cost of the refinery and will be depreciated, and therefore, will not impact our interest expense.

Net losses. We incurred an operating loss of $2.7 million and $1.1 million in the 2020 and 2019 fiscal quarters respectively. We incurred a net loss of $3.4million in the 2020 fiscal quarter compared to a $0.2 million net income in the 2019 fiscal quarter. Our operating loss increased because of the increase in activity related to our purchase of the Bakersfield Biorefinery. We expect to incur losses for the remainder of 2020 and 2021 while our biorefinery is under construction and therefore not operational.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

Revenues. As discussed above, during 2019 and during most of the second quarter of 2020, our activities were devoted solely to the acquisition and financing of the Bakersfield Biorefinery, which acquisition was completed on May 7, 2020. Because we were focused on purchasing, and thereafter retrofitting, the Bakersfield Biorefinery during 2019 and 2020, we did not engage in any operating activities that generated revenues. Therefore, we had no operating revenues in the six months ended June 30, 2019 (the “2019 fiscal period”) or June 30, 2020 (the “2020 fiscal period”).

General And Administrative Expenses and Facility Expenses. Our general and administrative expenses increased by $0.1 million, or 5%, from $2.0 million in the 2019 fiscal period to $2.1 million in the 2020 fiscal period This increase was primarily related to an increase in payroll costs, professional fees, legal fees and various vendor costs. Since we acquired the Bakersfield Biorefinery in May 2020, our general and administrative expenses have increased in the second half of 2020 and are expected to continue to increase as the development of the refinery progresses. Our facility expenses were $0.8 million in the 2020 fiscal period and we incurred no such expenses in the 2019 period.

Other Income/Expense. In the 2020 fiscal period we had net income of $5.0 million compared to a net expense of $2.8 million in the 2019 fiscal period. In the 2020 fiscal period we generated a $5.5 million gain on the change of our derivative liability and a gain of $0.5 million on the settlement of the derivative liability compared to the 2019 fiscal period in which we incurred a $2.6 million charge due to a change in our derivative liability.

Interest Income/Expense. Interest expense in the 2020 fiscal period and the 2019 fiscal period consisted of interest of $0.9 million and $0.2 million, respectively, from outstanding promissory notes and discount on our notes payable. Our incurred interest will increase significantly in the future as we draw down on the $300 million senior and $65 million mezzanine loans, and as the outstanding principal balances of those loans increases. As referenced above, our construction period interest will be capitalized.

Net Income/Losses. For the 2020 fiscal period, we had net income of $2.0 million compared to a net loss of $5.9 million in the 2019 fiscal period. Our net income was primarily generated by our $6.0 million gain resulting from the change in our derivative liability and the gain on the settlement of liabilities. We expect to incur losses for the remainder of 2020 and 2021 while our biorefinery is under construction and therefore not operational.

Liquidity and Capital Resources

As of June 30, 2020 and 2019, we had approximately $7.2 million (of which $3.9 million was unrestricted) and $0.5 million of cash, respectively, and a negative working capital of $0.2 million and $33 million, respectively. However, of the $7.2 million of cash, only $3.9 million is unrestricted and available to pay our current liabilities, while the remaining $3.3 million of cash is restricted and can only be used to fund our senior loan interest obligations and our biorefinery construction costs.

Our efforts to acquire the Bakersfield Biorefinery commenced in early 2018. Our operating costs, including the costs of the professionals that we engaged, exceeded our capital resources. Accordingly, on October 15, 2018, we entered into a derivative contract with a commodities trading company whereby we received $6 million of cash in exchange for a contract for ultra-low sulfur diesel to be settled over a six-month time period beginning in July of 2020. This contract created a net fair value liability of $15.1 million. The purpose of this contract was to obtain the cash the Company needed to pursue the acquisition of the Bakersfield Biorefinery. The liability in excess of cash received is considered financing charges and recorded as an expense. Because of a delay in completing the purchase of the Bakersfield Biorefinery, we had to amend the original derivative contract. Accordingly, on October 29, 2019 we unwound the October 15, 2018 contract and entered into a new derivative transaction whereby we received an additional cash payment of $4 million. On March 19, 2020 we unwound the derivative contract and fixed the obligation with a cash payment of $5.5 million due on April 30th and six equal monthly payments of $2.928 million beginning on October 31, 2021. On April 28, 2020 this agreement with the commodities trading company was amended in terms to reduce and extend the short-term cash payment to $4.5 million in June 2020 (that we paid) and increased and deferred the six equal monthly payments of $3.375 million beginning on April 30, 2022. This payment stream is scheduled to coincide around the commencement of operations of the Bakersfield Biorefinery.

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

In order to fund the cost of acquiring the Bakersfield Biorefinery, converting the existing refinery into a biorefinery, and paying all operating expenses during the preoperational period, in May 2020 we entered into a $300 million senior secured term loan facility and a $65 million secured term loan facility with various mezzanine lenders. Our senior and mezzanine lenders have also recently agreed to make an additional $15 million available to us, if requested, to develop the Bakersfield Refinery and our feedstock program. As of November 30, 2020, we have borrowed $151 million under the senior credit facility, of which approximately $65 million is unspent; we have not yet utilized the mezzanine credit facility or the additional $15 million of available credit.

The senior loan bears interest at the rate of 12.5% per annum, payable quarterly. No principal payments are required to be made under the senior loan until maturity. The senior loan matures on November 4, 2026. The mezzanine loan will bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that we may defer up to 2.5% interest to the extent we do not have sufficient cash to pay the interest (any deferred interest will be added to principal). Principal of the mezzanine loans is due at maturity. As additional consideration for the senior loans and mezzanine loans, the senior lenders were issued Class B units (and the mezzanine lenders will be issued Class C Units when we borrow under the mezzanine loans) in our subsidiary that indirectly owns the Bakersfield Biorefinery. The Class B and C Units will not affect our liquidity until the Bakersfield Biorefinery commences operations in 2022. However, since the holders of the Class B and C Units will be entitled to certain priority cumulative distributions, if any, that may be made in the future from the operations of the Bakersfield Biorefinery, the Class B and C Units will reduce the amount of distributions that we may be entitled to receive in the future from the operations of the Bakersfield Biorefinery.

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

Our transition to profitability is dependent upon, among other things, the successful and timely development and construction of our biorefinery and the future commercialization of the products that we intend to produce at the Bakersfield Biorefinery. In order to ensure that we have a buyer for the renewable diesel produced at our biorefinery, we have entered into an offtake agreement with ExxonMobil Oil Corporation. Under that agreement, ExxonMobil has agreed to purchase a minimum of 85 million gallons per year of renewable diesel from the Bakersfield Biorefinery for a period of five years following the date that the Bakersfield Biorefinery commences commercial operations, with the right to acquire additional volumes. The revenues we expect to receive under the offtake agreement, together with our other projected sources of revenues, are expected to fund our anticipated working capital and liquidity needs.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, not effective because of the following material weaknesses in our internal control over financial reporting: (i) As of June 30, 2020 we did not have sufficient accounting staff , and (ii) as of June 30, 2020 there was insufficient segregation of duties related to processing, approving and reviewing transactions and journal entries. We have taken remedial steps to address the material weaknesses in our disclosure controls and procedures. These remedial steps include the following:

(a) Since June 30, 2020, we have hired (i) a staff accountant who also is a CPA, and (iv) other members of a newly established clerical department;

(b) We began developing the accounting processes necessary to achieve effective controls, including more segregation of duties as our personnel allows;

(c) We have designed and are implementing more robust financial reporting, accounting and management controls over our accounting and financial reporting functions at our two facilities.

Except as described above, there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Uncertain Impact of Covid-19 Coronavirus. The outbreak of coronavirus (also known as COVID-19) is not expected to materially impact our operations unless our workforce or our contractors cannot continue the development and construction of the Bakersfield Biorefinery. We are committed to ensuring the safety of our personnel, consultants and vendors who must work on site. There is no assurance that we will not have a COVID-19 exposure that may cause material delays in the development and/or commencement of commercial operations of the Bakersfield Biorefinery. Any material delay in completing the construction of the Bakersfield Biorefinery or commencing its operations could have a material negative impact on our future operations, cash flow and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2020, an independent contractor of the Company purchased 750,000 shares of Common Stock upon the exercise of a stock option. The exercise price was $0.0056 per share.

On May 6, 2020, an executive officer of the Company purchased 5,542,857 shares of Common Stock upon the exercise of a stock option. The exercise price averaged approximately $0.0027 per share.

All of the foregoing securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) or Regulation D under the Securities Act. No broker-dealers were used in connection with such sales of unregistered securities.

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