Form 10-Q
period 2020-09-30
Global Clean Energy Holdings, Inc.
filed 2020-12-16
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of December 16, 2020 was 358,499,606.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$2,047,896	$457,331
Restricted cash	8,565,909	—
Inventories	22,942	22,942
Investment in farming activities	372,983	—
Prepaid expenses and other current assets	6,292,305	—
Total Current Assets	17,302,035	480,273

RESTRICTED CASH	29,396,846	—
DEBT ISSUANCE COSTS, NET	840,211	500,000
RIGHT-OF-USE ASSET	59,387	82,450
INTANGIBLE ASSETS, NET	5,680,364	2,501,592
DEPOSITS	1,696,841	3,253,253
PROPERTY AND EQUIPMENT, NET	140,845,848	—
PRE-ACQUISITION COSTS	—	2,588,441
ADVANCES TO CONTRACTORS	16,000,000	—

TOTAL ASSETS	$211,821,532	$9,406,009

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,083,556	$1,778,434
Accrued compensation and related liabilities	2,868,714	2,055,167
Accrued interest	2,002,951	1,734,527
Lease liabilities	60,426	82,882
Notes payable including current portion of long-term debt, net	4,426,767	1,369,856
Convertible notes payable	1,697,000	1,697,000
Derivative liability	—	24,767,000
Total Current Liabilities	18,139,414	33,484,866

LONG-TERM LIABILITIES
Mandatorily redeemable preferred equity of subsidiary	1,476,000	—
Long-term debt, net	16,095,694	—
Long-term debt, net (credit facility)	122,242,781	—
Asset retirement obligations	41,054,035	—
Environmental liabilities	34,157,800	—
Other liabilities	377,329	—

TOTAL LIABILITIES	233,543,053	33,484,866

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized Series B, convertible; 13,000 shares issued and outstanding (aggregate liquidation preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized; 358,499,606 and 344,029,434 shares issued and outstanding, respectively	358,499	344,029
Additional paid-in capital	37,003,306	31,259,365
Accumulated deficit	(59,083,339)	(55,682,264)
Total Stockholders' Deficit	(21,721,521)	(24,078,857)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$211,821,532	$9,406,009

The accompanying notes are an integral part of these financial statement

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019

REVENUE	—	—	—	—

OPERATING EXPENSES
General and Administrative	2,895,417	126,509	4,959,456	2,091,851
Facilities expense	1,618,013	—	2,393,296	—
Depreciation expense	45,708	—	72,739	—
Amortization of intangible assets	95,024	61,307	251,354	183,920
Preliminary stage acquisition costs	—	106,381	—	1,123,317
Total Operating Expenses	4,654,162	294,197	7,676,845	3,399,088

OPERATING LOSS	(4,654,162)	(294,197)	(7,676,845)	(3,399,088)

OTHER INCOME (EXPENSE)
Interest expense (net)	(773,420)	(89,401)	(1,712,593)	(269,476)
Gain in derecognition of derivative liabilities	—	—	512,363	—
Change in fair value derivative and finance charges related to derivative liability	—	406,000	5,476,000	(2,213,000)
Total Other Income (Expense)	(773,420)	316,599	4,275,770	(2,482,476)

NET INCOME/(LOSS)	(5,427,582)	22,402	(3,401,075)	(5,881,564)
BASIC NET INCOME/(LOSS) PER COMMON SHARE	(0.02)	0.00	(0.01)	(0.02)
DILUTED NET INCOME PER COMMON SHARE	(0.02)	0.00	(0.01)	(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	358,499,606	341,529,434	355,418,120	342,208,921
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	358,499,606	653,669,320	355,418,120	342,208,921

The accompanying notes are an integral part of these financial statement

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

					Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	13,000	$13	341,529,434	$341,529	$30,669,220	$(43,890,445)	$(12,879,683)
Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	43,008	—	43,008
Exercise of stock options	—	—	—	—	—	—	—
Net loss for the quarter ended March 31, 2019	—	—	—	—	—	(6,050,656)	(6,050,656)
Balance at March 31, 2019	13,000	$13	341,529,434	341,529	$30,712,228	$(49,941,101)	$(18,887,331)
Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	460,395	—	460,395
Exercise of stock options	—	—	—	—	—	—	—
Net income for the quarter ended June 30, 2019	—	—	—	—	—	146,690	146,690
Balance at June 30, 2019	13,000	$13	341,529,434	$341,529	$31,172,623	$(49,794,411)	$(18,280,246)
Share-based compensation from issuance of options	—	—	—	—	74,742	—	74,742
Exercise of stock option	—	—	2,500,000	2,500	12,500	—	15,000
Net income for the quarter ended September 30, 2019	—	—	—	—	—	22,402	22,402
Balance at September 30, 2019	13,000	$13	341,529,434	$344,029	$31,259,865	$(49,772,009)	$(18,168,602)

					Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	13,000	$13	344,029,434	$344,029	$31,259,365	$(55,682,264)	$(24,078,857)
Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	25,614	—	25,614
Exercise of stock options	—	—	8,177,315	8,177	63,419	—	71,596
Net income for the quarter ended March 31, 2020	—	—	—	—	—	5,438,024	5,438,024
Balance at March 31, 2020	13,000	$13	352,206,749	$352,206	$31,348,398	$(50,244,240)	$(18,543,623)
Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	155,186	—	155,186
Exercise of stock options	—	—	6,292,857	6,293	12,907	—	19,200
Option grants for investment in subsidiaries	—	—	—	—	5,477,677	—	5,477,677
Net loss for the quarter ended June 30, 2020	—	—	—	—	—	(3,411,517)	(3,411,517)
Balance at June 30, 2020	13,000	$13	358,499,606	$358,499	$36,994,168	$(53,655,757)	$(16,303,077)
Share-based compensation from issuance of options					9,138		9,138
Net loss for the quarter ended September 30, 2020						(5,427,582)	(5,427,582)
Balance at September 30, 2020	13,000	$13	358,499,606	$358,499	$37,003,306	$(59,083,339)	$(21,721,521)

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2020	2019
Operating Activities:
Net Loss	$(3,401,075)	$(5,881,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	189,938	575,145
Depreciation and amortization	324,093	183,919
Gain on settlement of liabilities	(512,363)	—
Change in fair value of derivative liability	(5,476,000)	2,213,000
Amortization of debt discount	1,300,679
Changes in operating assets and liabilities:
Farming activities	(372,983)	—
Prepaid expenses	(1,967,623)	—
Deposits and other assets	(1,943,588)
Accounts payable and accrued expenses	5,305,122	722,642
Accrued compensation and related liabilities	813,547	(21)
Interest payable	268,424	271,585
Other liabilities	377,331	—
Other operating activities	1,475,600	—
Net Cash Used in Operating Activities	(3,618,898)	(1,915,294)
Investing Activities:
Pre-acquisition costs and deposit on refinery acquisition	—	(2,861,481)
Cash paid for acquisition of Alon Bakersfield Property, Inc.	(36,500,000)	—
Advances to contractors	(16,000,000)	—
Property, plant & equipment	(21,414,766)	—
Net Cash Used in Investing Activities	(73,914,766)	(2,861,481)
Financing Activities:
Proceeds received from exercise of stock options	90,796	17,500
Payments on notes payable and long-term debt	(5,242,617)	—
Long-term debt (credit facility)	126,457,016	—
Payments on debt issuance costs	(4,218,211)	(250,000)
Net Cash Provided by Financing Activities	117,086,984	(232,500)

Net Change in Cash, Cash Equivalents and Restricted Cash	39,553,320	(5,009,275)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	457,331	5,226,489
Cash, Cash Equivalents and Restricted Cash at End of Period	$40,010,651	$217,214

Supplemental Noncash Investing and Financing Activities

During the nine months ended September 30, 2020, in connection with the Company’s purchase of Alon Properties, Inc., in addition to the cash paid, the Company assumed asset retirement obligations and environmental liabilities of $74.5 million, and issued options with a fair value of $5.5M. The purchase included the acquisition of property and equipment of $116.8 million and intangible assets of $3.4 million.

During the nine months ended September 30, 2020, the Company converted a derivative liability of $19.3 million into a fixed payment obligation with a fair value of $18.8 million, and thereby recognized a gain on derecognition of the derivative liability of $0.5 million.

During the nine months ended September 30, 2020, the Company issued warrants to a third-party to purchase an equity interest in its subsidiary, Sustainable Oils, Inc, which warrant had a fair value of approximately $9,000.

During the nine months ended September 30, 2020, the Company financed its insurance premiums with a note payable of $4.3 million.

During the nine months ended September 30, 2020, the Company converted $1.1 million of accrued interest on its credit agreement to additional principal.

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Clean Energy Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a U.S.-based integrated agricultural-energy biofuels company that holds assets across feedstocks and plant genetics, agronomics, cultivation, and regulatory approvals, commercialization, and downstream biorefining and storage. The Company is focused on the development and refining of non-food based bio-feedstocks and has a proprietary investment in camelina sativa (“Camelina”), a fast growing, low input and ultra-low carbon intensity crop used as a feedstock for renewable fuels. The Company holds its Camelina assets (including all related intellectual property related rights and approvals) and operates its Camelina business through a subsidiary, Sustainable Oils Inc., a Delaware corporation.

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

Basis of Presentation

The accompanying condensed and consolidated balance sheet of the Company at December 31, 2019, has been derived from audited condensed and consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed and consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited condensed and consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of the Company’s management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements. The unaudited condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020 or any future periods.

The accompanying condensed consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash

In accordance with the Company’s senior credit agreement (see Note E - Debt), the Company is required to advance the calculated interest expense on its borrowings at the time of such borrowings to the estimated commercial operational date of the Bakersfield Biorefinery. This interest is deposited into a designated account and the appropriate amount is paid to the lender at the end of each quarter. Additionally, the construction funds are deposited into its own designated account and deposited from that designated account into the Bakersfield Renewable Fuel, LLC account only upon approval by the lender. These two accounts are restricted and not directly accessible by the Company for general use, although these funds are assets of the Company.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost. Depreciation of office equipment is computed using the straight-line method over estimated useful lives of 3 to 5 years. Refinery assets and buildings are depreciated using the straight-line method over estimated useful lives of 10 to 25 years, however, the refinery will not begin to be depreciated until its retrofitting has been completed and it’s ready for operations. Normal maintenance and repair items are charged to operating costs and are expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in the statement of operations. Interest on borrowings related to the retrofitting of the Bakersfield Biorefinery is being capitalized, which will continue until the refinery is available for use. During the nine months ended September 30, 2020, $5.5 million of interest has been capitalized, and is included in property and equipment, net on the accompanying September 30, 2020 balance sheet.

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

Debt Issuance Costs

During 2018, we signed a letter of intent to acquire our Bakersfield Refinery. The acquisition of the refinery and the related $365 million of financing to fund the retrofit closed in May 2020. In connection with financing the refinery, we incurred $0.5 million of debt issuance costs in 2019 and $4.2 million of debt issuance costs in the second quarter of 2020 related to acquisition of the Bakersfield Biorefinery. Debt issuance costs are amortized over the term of the loan as interest: however, as such interest relates to retrofitting of the refinery, these costs will be capitalized as part of the refinery until the refinery is placed in service. The amortization of the debt issuance costs that are not capitalized is recorded as interest expense. At December 31, 2019, certain unamortized debt issuance costs are presented on the balance sheet as deferred costs. However, upon the closing of the Bakersfield biorefinery acquisition and as of June 30, 2020, these costs are classified as a direct deduction from the carrying amount of the debt liability of the financing to the extent that we borrow on the credit agreements. See Note J in Subsequent Events for more detail on the financing.

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

Asset Retirement Obligations

The Company recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value. We have asset retirement obligations with respect to our Bakersfield Biorefinery due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is our practice and intent to continue to maintain these assets and make improvements based on technological advances. A portion ofthese obligations relate to the required cleanout of the pipeline and terminal tanks. In order to determine the fair value of the obligations management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligations. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. See Note I for environmental liabilities, which are accounted for separately from asset retirement obligations.

Advances to Contractors

Upon the acquisition of the Bakersfield Biorefinery, the Company advanced $20.1 million to its primary engineering, procurement and construction contractor. These funds are credited against future invoices in accordance with an agreed schedule. As of September 30, 2020, the funds advance has been reduced to $16.0 million.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 using the following five-step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. The Company did not recognize any revenues during the quarters ended September 30, 2020 and 2019. Based upon the Company’s Product Offtake Agreement (see Note B), the Company expects to recognize revenue from the sale of biofuel beginning in 2022.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

Research and development costs are charged to operating expenses when incurred.

Fair Value Measurements and Fair Value of Financial Instruments

As of September 30, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature. The Company’s derivative liability related to its derivative forward contract is reported at fair value.

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

In March of 2020 the Company settled the derivative contract by agreeing to a payment of $5.5 million due on April 30, 2020 and six equal payments beginning in October of 2021 totaling $17.6 million. The Company recognized $5.5 million of income from the decrease in fair value on the derivative contract from January 1, 2020 through March 19, 2020, and also recognized a gain of $512,000 on the derecognition of the derivative contract. The derivative forward contract was amended again in April 2020. Under the amendment, the contract was replaced with a fixed payment obligation, whereby the Company agreed to pay the counterparty a total of $24.8 million, which included a payment of $4.5 million that the Company paid in June 2020, and six equal installment payments beginning in 2022 totaling $20.3 million.

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

The derivative liability discussed herein was derecognized in the first quarter of 2020, and the Company had no derivative liabilities in the second or third quarters ending June 30, 2020 and September 30, 2020, respectively. The following presents changes in the derivative liability through September 30, 2020:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Beginning Balance	$24,767,000	$11,917,000
Conversion to note payable	(19,291,000)
Change in fair value recognized in earnings	(5,476,000)	2,213,000
Ending Balance	$—	$14,130,000

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include a) valuation of common stock, warrants, and stock options, b) those assumed in determining the value of the derivative transactions, c) estimated useful lives of equipment and intangible assets, d) the estimated costs to remediate or clean-up the refinery site, and the inflation rate, discount rate and timing of payments to calculate the asset retirement obligations and environmental liabilities, and e) the allocation of the acquisition price of the Bakersfield Biorefinery to the various assets acquired. It is at least reasonably possible that the significant estimates used will change within the next year.

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

The following table presents: 1) instruments that were dilutive for the quarter ended September 30, 2019 were included in the diluted earnings per share, and 2) instruments that were anti-dilutive for the quarter ended September 30, 2020 and the nine months ended September 30, 2020 and 2019 were excluded from diluted earnings per share as they would have been antidilutive:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Convertible notes and accrued interest	102,141,642	97,510,202	102,141,642	97,510,202
Convertible preferred stock - Series B	11,818,181	11,818,181	11,818,181	11,818,181
Compensation-based stock options and warrants	193,177,143	193,177,143	193,177,143	196,027,315

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

Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were available to be issued. See Note J to these condensed consolidated financial statements for a description of events occurring subsequent to September 30, 2020.

NOTE B — BASIS OF PRESENTATION AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the nine months ended September 30, 2020, the Company incurred losses from operations applicable to its common stockholders of $4.7 million and has an accumulated deficit applicable to its common stockholders of $59.1 million, at September 30, 2020.

On May 4, 2020, a group of lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB, LLC, one of Global Clean Energy Holdings, Inc.’s subsidiaries, to enable that subsidiary to acquire the equity interests of Bakersfield Renewable Fuels, LLC and to pay the anticipated costs of the retooling of the Bakersfield Biorefinery owned by Bakersfield Renewable Fuels, LLC. Concurrently with the senior credit facility, a group of mezzanine lenders also agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield biorefinery. Although the funds provided by the senior and mezzanine lenders may only be used for the Bakersfield Biorefinery and servicing these debt obligations, since the Company shares facilities and personnel, Global Clean Energy Holdings, Inc. will realize a reduction in certain of its operating expenses. The Company believes that these cost savings, plus the Company’s other financial resources should be sufficient to fund the Company’s operations through the start-up of the Bakersfield Biorefinery. See “Note E - Debt.” On October 12, 2020 the group of lenders agreed to lend up to an additional $15 million for the Bakersfield Biorefinery and a portion to the upstream Camelina business. See, “Note J - Subsequent Events.”

In April of 2019, the Company executed a binding Product Offtake Agreement (the “Offtake Agreement”) with ExxonMobil Oil Corporation (“Purchaser”) pursuant to which Purchaser has committed to purchase a minimum of 85 million gallons per year of renewable diesel annually from the Bakersfield Biorefinery (with a right to purchase higher volumes as available), and the Company has committed to sell these quantities of renewable diesel to Purchaser. The Purchaser’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Biorefinery commences commercial operations. The Purchaser has the option to extend the initial five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Biorefinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Biorefinery’s operations.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C – PROPERTY AND EQUIPMENT (CONTINUED)

Property and equipment as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Land	$13,506,000	—
Office Equipment	61,078	61,078
Buildings	3,656,600	—
Refinery Equipment	102,836,549	—
Construction in Process	15,457,898	—
Construction period interest	5,461,540	—
Total Cost	$140,979,665	61,078
Less accumulated depreciation	(133,817)	(61,078)
Property and equipment, net	$140,845,848	—

Depreciation expense for property and equipment was approximately $46,000 for the quarter and $73,000 for the nine months ended September 30, 2020. There was no depreciation for the quarter and nine months ended September 30, 2019.

NOTE D - Intangible Assets

Intangible assets consist of patent license fees and refinery permits. Through a 2013 acquisition, the Company acquired certain patents, intellectual property and rights related to the development of Camelina as a biofuels feedstock, as a result of which the Company continues to incur costs related to patent license fees and patent applications for Camelina sativa plant improvements. These acquired assets include three patents and the related intellectual property associated with these patents. These three patents have an expected useful life of 17 years and are carried at cost less any accumulated amortization and any impairment losses. Amortization is calculated using the straight-line method over their remaining patent life. These three purchased patents expire in 2029. Any future costs associated with the maintenance of these patents and patent and registration costs for any additional patents that are essential to the Company’s business will be capitalized and amortized over the life of the patent once issued. Upon the Company’s acquisition of the Bakersfield Biorefinery, the Company acquired necessary permits for the operation of the facility. The permit cost of $3.4 million is amortized on a straight-line basis over 15 years. The intangible assets as of the quarter ended September 30, 2020 and 2019 is shown in the following table:

	September 30,	September 30,
	2020	2019
Patent license fees	4,442,553	4,187,902
Refinery permits	3,420,700	—
Less accumulated amortization	(2,182,889)	(1,686,310)
Intangible Assets, Net	5,680,364	2,501,592

Amortization expense for intangible assets was approximately $95,000 and $61,000 for the quarters ended September 30, 2020 and 2019, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E – DEBT

At September 30, 2020, notes payable and long-term debt consisted of the following:

Convertible note payable to executive officer	$1,000,000
Other convertible notes payable	697,000
Fixed payment obligation, net of discount of $4,670,684	15,579,317
Other notes	4,943,144
Senior credit facility	127,503,709
149,723,170
Less: unamortized debt issuance costs	(5,260,928)
$144,462,242

Credit Facilities

On May 4, 2020, in order to fund the purchase of Bakersfield Renewable Fuels, LLC, BKRF OCB, LLC entered into a senior secured credit agreement with a group of lenders (the "Senior Lenders") pursuant to which the Senior Lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB, and to pay the costs of the retooling the Bakersfield Biorefinery. The senior loan bears interest at the rate of 12.5% per annum, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest. Such deferred interest is added to principal of the term loan. The principal of the senior loans matures in November 2026, provided that BKRF OCB, LLC must offer to prepay the senior loans with any proceeds of asset dispositions, borrowings other than permitted borrowings, proceeds from losses, and excess net cash flow. BKRF OCB, LLC may also prepay the senior loan in whole or in part with the payment of a prepayment penalty. As additional consideration for the senior loans, the Senior Lenders are issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, as the Company draws on the facility. As of September 30, 2020, 126.5 million Class B Units have been issued, and the aggregate fair value of such units on the date of issuance totaled approximately $1.5 million. The senior loans are secured by all of the assets of BKRF OCB, LLC (including its membership interests in Bakersfield Renewable Fuels, LLC), all of the outstanding membership interest in BKRF OCB, LLC, and all of the assets of Bakersfield Renewable Fuels, LLC. The credit facility contains certain covenants, and as of September 30, 2020, the Company was in compliance with all of the covenants.

On May 4, 2020, BKRF HCB, LLC, the indirect parent of BKRF OCB, LLC, entered into a credit agreement with a group of mezzanine lenders who agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield biorefinery. As of November 30, 2020, BKRF HCB, LLC has not drawn down on the credit facility. The mezzanine loans bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest. Such deferred interest is added to principal. As additional consideration for the mezzanine loans, the mezzanine lenders will be issued Class C Units in BKRF HCP, LLC at such times as advances are made under the mezzanine loans. The mezzanine loans will be secured by all of the assets of BKRF HCP, LLC, including all of the outstanding membership interest in BKRF HCB, LLC. The mezzanine loans mature in November 2027.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E – DEBT (CONTINUED)

Convertible Note Payable to Executive Officer

On October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrued unpaid salary and bonus for two years. In order to evidence the deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note accrues simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%) and became due and payable on October 15, 2020, its maturity date. Under its existing credit agreements, the Company is restricted from repaying Mr. Palmer’s loan and, accordingly, is currently in default under the Convertible Note. As of the quarters ended September 30, 2020 and 2019 the Company had recorded accrued interest payable of approximately $110,000 and $60,000 respectively. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of the Company’s Common Stock at an exercise price of $0.0154 per share.

Convertible Notes Payable

The Company has several notes that are convertible into the Company or the Company’s subsidiaries at different prices: ranging from $0.03 per share into the parent company’s stock and up to $1.48 per share into a subsidiary’s common stock. These notes have passed their original maturity date and they continue to accrue interest at varying rates, from 8% to 10%. On a combined basis, as of September 30, 2020 the principal amount of these notes is approximately $0.7 million.

Fixed Payment Obligation

As described in Note A, under “Fair Value Measurements and Fair Value of Financial Instruments”, the Company amended a derivative forward contract during the quarter ended March 31, 2020, with the counterparty. The amendment terminated the derivative forward contract and replaced it with a fixed payment obligation. Under the terms of the fixed payment obligation, the Company agreed to pay the counterparty a total of $23.1 million, which included a payment of $5.5 million in April 2020, and six equal installment payments in 2022 totaling $17.6 million. Under the subsequent revised terms of the fixed payment obligation in April, 2020, the Company agreed to pay the counterparty a total of $24.8 million, which included a payment of $4.5 million in June 2020 (which was paid), and six equal monthly installment payments beginning in May, 2022. For financial reporting purposes, the fixed payment obligation has been recorded at the present value of future payments, using a discount rate of 14.8%.

Class B Units of Subsidiary Issued to Lenders

As described above, during the quarter ended September 30, 2020, the Company issued its lenders on its senior debt 46 million Class B Units of its subsidiary, BKRF HCB, LLC, and as of September 30, 2020 the senior lenders have been issued a total of 126.5 million Class B Units. The Company is obligated to make certain distribution payments to holders of these preferred units, and after the distributions reach a certain limit the units are considered fully redeemed. As such, for accounting purposes, these preferred units are considered to be mandatorily redeemable and have been classified as liabilities in the accompanying September 30, 2020, balance sheet.

Insurance Premium Financing

Upon the acquisition of the Bakersfield Biorefinery in May 2020, the Company obtained various insurance contracts to cover its corporate, ownership and construction risks primarily to provide financial protection against various risks and to satisfy certain lender requirements. The Company paid 35% of the total premiums and financed the balance at 3.8% annual interest rate. The Company is obligated to make seventeen equal monthly payments totaling approximately $4.5 million beginning in July 2020. The insurance policies cover various periods from 12 to 60 months.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE F - MANDATORILY REDEEMABLE PREFERRED EQUITY

As described above, during the quarter ended September 30, 2020, the Company issued its lenders on its senior debt 126.5 million Class B Units of its subsidiary, BKRF HCB, LLC. The Company is obligated to make certain distribution payments to holders of these preferred units, and after the distributions reach a certain limit the units are considered fully redeemed. As such, for accounting purposes, these preferred units are considered to be mandatorily redeemable and have been classified as liabilities in the accompanying September 30, 2020, balance sheet.

NOTE G - STOCKHOLDERS’ EQUITY

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

During the third quarter ended September 30, 2020 the Company granted stock options for the purchase of a total of 390,000 shares of Common Stock under the 2020 Plan, of which 390,000 were to employees.

A summary of the option award activity in 2020 and awards outstanding at September 30, 2020 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life (Years)	Value

Outstanding at December 31, 2019	199,027,315	0.016	3.6	$14,360,463

Granted	15,420,000	0.074
Exercised	(14,470,172)	0.006
Forfeited	(5,000,000)	0.090		—
Expired	(1,800,000)	0.010		—

Outstanding at September 30, 2020	193,177,143	0.021	3.3	$30,655,019

Vested and exercisable at September 30, 2020	179,537,771	0.019	3.2	$28,895,537

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H – STOCK OPTIONS AND WARRANTS (CONTINUED)

The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The following table illustrates the assumptions used in estimating the fair value of options granted during the periods presented:

	Quarter ended September 30, 2020	Nine months ended September 30, 2020
Expected Term (in Years)	2 to 5	2 to 5
Volatility	85%	85%
Risk Free Rate	1.4%	1.4%
Dividend Yield	0%	0%
Suboptimal Exercise Factor (1)	1.3	1.3
Exit Rate Pre-vesting (2)	0%	0%
Exit Rate Post-vesting (3)	0%	0%
Aggregate Grant Date Fair Value	$21,380	$504,257

(1)	The suboptimal exercise factor estimates the value realized by the holder upon exercise of the option and the estimated point at which an option holder would exercise an in-the-money option. The Company estimated the suboptimal factor based on the holder realizing a pre-tax profit of $500,000. Used for lattice model purposes only.
(2)	Assumed forfeiture rate for market condition option awards prior to vesting. Used for lattice model purposes only.
(3)	Assumed expiration or forfeiture rate for market condition option awards after vesting. Used for lattice model purposes only.

For the quarters ended September 30, 2020 and 2019, the Company recognized approximate stock compensation expenses related to stock option awards for the quarters ended September 30, 2020 and 2019 of $9,000 and $74,000 respectively, and for the nine months ended September 30, 2020 and September 30, 2019 of $190,000 and $578,000, respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2020, there was approximately $358,000 of unrecognized compensation cost related to option awards that will be recognized over the remaining service period of approximately 3.3 years.

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

NOTE I – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Overview

Since 2007, Global Clean Energy Holdings, Inc. and its subsidiaries (collectively, hereafter the “Company”, “we”, “us” or “our”) has been an integrated agricultural-energy biofuels company that, directly or through its subsidiaries, acquired and developed agricultural biofuel feedstock assets. In 2013 we acquired certain Camelina sativa (“Camelina”) assets that we have been developing as an ultra-low carbon non-food based feedstock for the production and sale of renewable fuels. In July 2018, we entered into a letter of intent to purchase a 500-acre crude oil refinery in Bakersfield, California (the “Bakersfield Biorefinery”). During the fiscal quarter ended September 30, 2019 we incurred an increasing amount of general and administrative expenses and facility maintenance costs related to our ownership and retrofitting of the Bakersfield Biorefinery.

In order to fund our operating and acquisition-related expenses, in October of 2018 we entered into a derivative contract (the “Derivative Contract”) with a commodity trading company for the delivery of ultra-low sulfur renewable diesel for settlement over a six-month period beginning in July 2020. Under the Derivative Contract, we received $6 million in cash. At the inception of the Derivative Contract, we recorded a $15.1 million liability and $9.1 million of financing costs. During the remaining portion of 2018, the derivative liability decreased by $3.1 million. In October 2019 we modified the Derivative Contract, entered into a new Derivative Contract, and received another $4 million of cash. The cash that we received from the Derivative Contract was used to fund our operating costs, due diligence costs, pre-acquisition costs, the purchase price down payment/deposit for the Bakersfield Biorefinery, consulting and legal fees associated with the acquisition, and payments to key vendors and suppliers. The Derivative Contract was amended in March 2020 and was converted into a fixed payment obligation. This fixed payment obligation was modified again in April 2020. Under the amended terms, the fixed payment obligation requires total payments of $24.8 million, including a payment of $4.5 million in June 2020, and six monthly equal installment payments beginning in May 2022.

In May 2020 we completed the purchase of the Bakersfield Biorefinery. In order to fund the purchase price of the Bakersfield Biorefinery and the conversion of the facility into a renewable diesel refinery, in May 2020 we also entered into a $300 million senior loan facility and a $65 million mezzanine loan facility. We are currently converting the Bakersfield Biorefinery from a crude oil refinery into a biorefinery, and we do not expect to commence our proposed biofuel refinery operations until early 2022. Therefore, we do not anticipate generating revenues from the operations of the Bakersfield Biorefinery until the first half of 2022. In order to have Camelina seed and oil available when our biorefinery commences its refinery operations and have farmland under cultivation for future Camelina harvests, we have started investing in farming activities related to our Camelina seed production. These activities include investments in growing certified seed for future plantings, payments to farmers for growing Camelina for seed delivery to us, processing costs and other necessary costs associated with adding to our Camelina seed, oil and meal inventories.

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

Recoverability of Intangible Assets. The Company invests in the development of various plant-based feedstocks for conversion to fuel as part of its core business plan. The Company has purchased patents and associated know-how that relate directly to the development and growing of Camelina. The Company invests in the ongoing development of Camelina through research and additional patents as breakthroughs occur. The Company capitalizes all of its patent expenses and amortizes these costs over a 17-year period in conjunction with the life of the patent protection. As part of the Bakersfield Biorefinery we acquired certain operational permits which we amortize over an estimated life of 15 years. We evaluate the carrying costs of these assets on a periodic basis and will impair such value if deemed necessary. As of September 30, 2020, no impairment is necessary and the carrying value of our intangible assets remains a significant value and expected economic generator going forward.

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

Results of Operations

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

Revenues. As discussed above, during 2019 and continuing until we purchased the Bakersfield Biorefinery on May 7, 2020, our activities were devoted solely to the acquisition and financing of the Bakersfield Biorefinery. Following the acquisition, we refocused our efforts on building our operations and management teams necessary and on putting the processes in place to accomplish the task of retrofitting the Bakersfield Biorefinery and we did not engage in any operating activities that generated revenues. Therefore, we had no operating revenues in the fiscal quarters ended September 30, 2019 (the “2019 fiscal quarter”) or September 30, 2020 (the “2020 fiscal quarter”).

General And Administrative Expenses and Facility Expenses. General and administrative expense consists of expenses generally involving corporate overhead functions and operations. Our general and administrative expenses increased by $2.8 million from $0.1 million in the 2019 fiscal quarter to $2.9 million in the 2020 fiscal quarter. This increase was primarily related to an increase in payroll costs, professional fees, legal fees and various vendor costs. In the period after we acquired the Bakersfield Biorefinery on May 7, 2020, our general and administrative expenses increased significantly, and these expenses are expected to continue to increase as the development of the refinery progresses. Facility expense primarily consists of maintenance costs to keep the Bakersfield assets, purchased in May 2020, in an operational mode and expenses normally related to the operations of a refinery. Our facility expenses were $1.6 million in the 2020 fiscal quarter and we incurred no such expenses in the 2019 fiscal quarter.

Other Income/Expense. In the 2020 fiscal quarter we had no impact from derivatives, whereas in the 2019 fiscal quarter we incurred a $0.4 million gain from our change in derivative liability.

Interest Income/Expense. Interest expense in the 2020 fiscal quarter and the 2019 fiscal quarter consisted of interest of $0.8 million and $0.1 million, respectively, from outstanding promissory notes and. Our incurred interest will increase significantly in the future as we draw down on the $300 million senior and $65 million mezzanine loans, and as the outstanding principal balances of those loans increases. However, construction period interest will be capitalized as part of the cost of the refinery and will be depreciated, and therefore, will not impact our interest expense.

Net losses. We incurred an operating loss of $4.7 million and $0.3 million in the 2020 and 2019 fiscal quarters respectively. We incurred a net loss of $5.4 million in the 2020 fiscal quarter compared to a $22,000 net income in the 2019 fiscal quarter. Our operating loss increased because of the increase in activity related to our purchase of the Bakersfield Biorefinery. We expect to incur losses for the remainder of 2020 and 2021 while our biorefinery is under construction and therefore not operational.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

Revenues. As discussed above, during 2019 and during most of the second quarter of 2020, our activities were devoted solely to the acquisition and financing of the Bakersfield Biorefinery, which was completed on May 7, 2020. Because we were focused on purchasing, and thereafter retrofitting, the Bakersfield Biorefinery during 2019 and 2020, we did not engage in any operating activities that generated revenues. Therefore, we had no operating revenues in the nine months ended September 30, 2019 (the “2019 fiscal period”) or September 30, 2020 (the “2020 fiscal period”).

General And Administrative Expenses and Facilities Cost. Our general and administrative expenses increased by $2.9 million, or 145%, from $2.1 million in the 2019 fiscal period to $5.0 million in the 2020 fiscal period This increase was primarily related to an increase in payroll costs, professional fees, legal fees and various vendor costs.

Since we acquired the Bakersfield Biorefinery in May 2020, our general and administrative expenses have increased in 2020 and are expected to continue to increase as the development of the refinery progresses. Our facilities expenses were $2.4 million for the 2020 fiscal period and we had no such costs in the 2019 fiscal period.

Other Income/Expense. In the 2020 fiscal period we had net other income of $4.3 million compared to a net other expense of $2.5 million in the 2019 fiscal period. In the 2020 fiscal period we generated a $5.5 million gain on the change in fair value of our derivative liability and a gain of $0.5 million on the settlement of the derivative liability compared to the 2019 fiscal period in which we incurred a $2.2 million charge due to a change in our derivative liability.

Interest Income/Expense. Interest expense in the 2020 fiscal period and the 2019 fiscal period consisted of interest of $1.7 million and $0.3 million, respectively, from outstanding promissory notes and discount on our notes payable. Our incurred interest will increase significantly in the future as we draw down on the $300 million senior and $65 million mezzanine loans, and as the outstanding principal balances of those loans increases. As referenced above, our construction period interest will be capitalized.

Net Losses. For the 2020 fiscal period, we had a net loss of $3.4 million compared to a net loss of $5.9 million in the 2019 fiscal period. Our net loss was lower in the 2020 fiscal period due to our primarily $6.0 million gain resulting from the change in fair value in our derivative liability and the gain on the settlement of liabilities. We expect to incur losses for the remainder of 2020 and 2021 while our biorefinery is under construction and therefore not operational.

Liquidity and Capital Resources

As of September 30, 2020 and 2019, we had approximately $40.0 million and $0.5 million of cash, respectively, and a negative working capital of $0.8 million and $33.0 million, respectively. However, of the $40.0 million of cash, only $2.0 million is unrestricted and available to pay our current liabilities, while the remaining $38.0 million of cash is restricted and can only be used to fund our senior loan interest obligations and our biorefinery construction costs.

Our efforts to acquire the Bakersfield Biorefinery commenced in early 2018. Our operating costs, including the costs of the professionals that we engaged, exceeded our capital resources. Accordingly, on October 15, 2018, we entered into a derivative contract with a commodities trading company whereby we received $6 million of cash in exchange for a contract for ultra-low sulfur diesel to be settled over a six-month time period beginning in July of 2020. This contract created a net fair value liability of $15.1 million. The purpose of this contract was to obtain the cash the Company needed to pursue the acquisition of the Bakersfield Biorefinery. The liability in excess of cash received was considered a financing charge and was recorded as an expense. Because of a delay in completing the purchase of the Bakersfield Biorefinery, we had to amend the original derivative contract. Accordingly, on October 29, 2019 we unwound the October 15, 2018 contract and entered into a new derivative transaction whereby we received an additional cash payment of $4 million. On March 19, 2020, we unwound the derivative contract and fixed the obligation with a cash payment of $5.5 million due on April 30th and six equal monthly payments of $2.9 million beginning on October 31, 2021. On April 28, 2020 this agreement with the commodities trading company was amended in terms to reduce and extend the short-term cash payment to $4.5 million in June 2020 (that we paid) and increased and deferred the six equal monthly payments of $3.375 million beginning on April 30, 2022. This payment stream is scheduled to coincide around the commencement of operations of the Bakersfield Biorefinery.

The Bakersfield Biorefinery is currently being retooled and converted from a crude oil refinery into a biofuels refinery. The construction of the Bakersfield Biorefinery is expected to be completed and commence commercial operations in early 2022. Until the Bakersfield Biorefinery is operational, we do not expect to generate any significant operating revenues. During the construction phase of the biorefinery, we will incur significant operating costs and capital expenditures to upgrade the existing equipment and facilities. The expenses that we expect to incur include, among others, the purchase price of new biorefinery equipment, the payments to our primary contractor under a $201 million engineering, procurement and construction agreement, the costs of maintaining the existing facility, paying licensing fees, the costs of upgrading the refinery’s rail line and certain pipelines, and making interest and other payments under our senior and mezzanine credit facilities.

In order to fund the cost of acquiring the Bakersfield Biorefinery, converting the existing refinery into a biorefinery, and paying all operating expenses during the preoperational period, in May 2020 we entered into a $300 million senior secured term loan facility and a $65 million secured term loan facility with various mezzanine lenders. Our senior and mezzanine lenders have also recently agreed to make an additional $15 million available to us, if requested, to develop the Bakersfield Refinery and our feedstock program. As of November 30, 2020, we have borrowed $151 million under the senior credit facility, of which approximately $62 million is unspent; we have not yet utilized the mezzanine credit facility or the additional $15 million of available credit.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, not effective because of the following material weaknesses in our internal control over financial reporting: (i) As of September 30, 2020 we did not have sufficient trained accounting staff , and (ii) as of September 30, 2020 there was insufficient segregation of duties related to processing, approving and reviewing transactions and journal entries. We have taken remedial steps to address the material weaknesses in our disclosure controls and procedures. These remedial steps include the following:

(a) Since September 30, 2020, we are training our accounting staff;

(b) We are continuing to develop the accounting processes necessary to achieve effective controls, including more segregation of duties as our personnel allows;

(c) We have designed and are implementing more robust financial reporting, accounting and management controls over our accounting and financial reporting functions at our two facilities.

Except as described above, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Nothing to report.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: December 16, 2020	By:	/s/ Richard Palmer
Richard Palmer President and Chief Executive Officer

Date: December 16, 2020	By:	/s/ Ralph Goehring
Ralph Goehring Chief Financial Officer