Form 10-K
period 2020-12-31
Global Clean Energy Holdings, Inc.
filed 2021-04-13
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTCQB Venture Market, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers and any 10% or greater stockholders are affiliates), was approximately $20,591,000.

The outstanding number of shares of common stock as of March 31, 2021 was 37,436,875.

Documents incorporated by reference: None

Form 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including any documents which may be incorporated by reference into this Annual Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including: our plans to convert our Bakersfield oil refinery into a renewable fuels refinery and to thereafter to operate that refinery for the production of renewable fuels; our plans for large scale cultivation of Camelina as a nonfood based feedstock for use at our Bakersfield renewable fuels refinery; forecasts and projections of costs, revenues or other financial items; statements of the plans and objectives of management for future operations; statements concerning proposed new products or services; any statements regarding the timing and cost of the retooling of the Bakersfield refinery; the anticipated size of future Camelina production; statements regarding future conditions in the U.S. biofuels market; and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our reports that we file with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to this company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Introductory Comment

Throughout this Annual Report, the terms “we,” “us,” “our,” “our company,” and “the Company” collectively refer to Global Clean Energy Holdings, Inc. and its subsidiaries. References to “GCEH” refer only to Global Clean Energy Holdings, Inc.

GCEH is a Delaware corporation. GCEH currently operates through various U.S. subsidiaries that are currently wholly-owned. The principal subsidiaries include (i) Sustainable Oils, Inc., a Delaware corporation that owns proprietary rights to various Camelina varieties and operates our Camelina business; (ii) GCE Holdings Acquisitions, LLC and its four Delaware limited liability companies that, directly or indirectly, own Bakersfield Renewable Fuels, LLC., and (iii) GCE Operating Company, LLC, our subsidiary that operates our Bakersfield, California, biorefinery.

In addition to the entities associated with the operations of our Bakersfield refinery, we also own several foreign inactive subsidiaries.

Per Share Information

On March 26, 2021, Global Clean Energy Holdings, Inc. effected a one-for-ten reverse stock split. All common stock and per share information (other than par value) contained in this Annual Report has been adjusted to reflect the foregoing reverse stock split.

PART I

ITEM 1.	BUSINESS.

Overview

Global Clean Energy Holdings, Inc. (“GCEH”) is a uniquely positioned renewable fuels company that is vertically integrated from farm to finished fuels. We differentiate ourselves by owning assets that anchor both ends of the cost and value chain, from plant sciences development, farming of plants for feedstocks, to the refining and distribution of renewable diesel and other renewable products. Our upstream assets consist of a portfolio of intellectual properties that we have developed over 14 years related to nonfood based crops that are dedicated to the production of renewable fuels. Our intellectual property includes patents in plant genetics, agronomics and cultivation know-how, and a number of strategic and targeted regulatory approvals. Our downstream business consists of a refinery in Bakersfield, California (the “Bakersfield Biorefinery”) that is currently being refurbished as a biorefinery, and marketing and distribution agreements for the renewable fuels that we will produce at our Bakersfield Biorefinery . We also have contracted for the use of key midstream assets for the separation, handling, consolidation, storage, and transportation of our Camelina based feedstock which will be used in the production of renewable fuels at the Bakersfield Biorefinery. This integrated farm-to-fuel platform is a core differentiator from our peer group.

Our strategy has been consistent since we began our biofuels business in 2007; control the full vertical integration of our supply chain from development and cultivation of ultra-low carbon nonfood based feedstocks, to the production and sale of the ultra-low carbon finished renewable fuel products. By sourcing our feedstocks directly from farmers, we control the quality and priority of production, eliminate the intermediaries and produce a true “cost-based” feedstock that is not subject to the supply limitations and uncertainties or the market volatility of food based feedstocks. As part of our business strategy, we have entered into strategic agreements along the entire supply chain, from plant genetics, crop production, transportation and logistics to the sale of our self-produced finished renewable fuel products. This strategy allows us to rapidly scale our business. One of our primary strategic partnerships is with ExxonMobil Oil Corporation, which provides us access to ExxonMobil’s world-wide wholesale and retail markets, to monetize the fuels produced at our Bakersfield Biorefinery.

The greatest challenge to the wide adoption of renewable fuels is the limited availability of the plant oils and animal fats that are the feedstock of renewable fuels. The feedstock represents between 75% and 85% of the cost of fuel production with the vast majority of all biofuels produced from a finite supply of food-based plant oils and grains, such as corn for ethanol, or soybean oil or animal fats for biodiesel, renewable diesel or renewable jet fuel. Our business model increases the total volume of feedstocks available in the market, which we will use in our own refinery, thereby reducing our costs. By utilizing our self-produced feedstock we will not be required to compete with other refineries for the finite amount of other food-based feedstocks.

Our integrated biofuels platform combines our internal plant science research and development with collaborations with leading public academic institutions, private researchers, farmers and cooperative partnerships for crop production, and other strategic relationships for product sales and distribution. Our intellectual property rights around feedstock production know-how are primarily held by Sustainable Oils, Inc. (“SusOils”), our wholly owned plant science agricultural subsidiary, and our renewable fuels production facility (the Bakersfield Biorefinery) that is owned by our Bakersfield Renewable Fuels, LLC subsidiary.

SusOils is a plant science, crop development company with an industry leading portfolio of intellectual property, regulatory approvals and deployment experience for novel varieties of Camelina sativa (“Camelina”). SusOils is engaged in the development of new and enhanced varieties of Camelina intended to advance key agronomic, genotype and phenotype attributes of the crop. SusOils currently holds 18 issued patents or pending patent applications. SusOils was also granted a first-of-its-kind feedstock-only pathway by the California Air Resources Board (“CARB”) for the production of renewable fuels under the Low Carbon Fuel Standard (“LCFS”) produced from its proprietary Camelina varieties. No other Camelina-based feedstock has been approved by CARB under LCFS.

We are currently farming our enhanced proprietary varieties of Camelina which will be refined into renewable diesel (“RD”) and other renewable fuels at our Bakersfield Biorefinery. The RD will be sold through our relationship with ExxonMobil Oil Corporation.

Camelina is a fast-growing, low input crop traditionally grown in rotation with wheat and other row crops. Camelina allows farmers to improve total farm economics through better overall asset utilization. As a dryland farmed rotational crop, Camelina does not displace food or create indirect land use change, which makes it unique as an ultra-low carbon intensity feedstock.

GCEH acquired a crude oil refinery in Bakersfield California in May 2020 that is now owned by a GCEH wholly-owned subsidiary which owns Bakersfield Renewable Fuels, LLC (“BKRF”). BKRF’s crude oil refinery is being retooled and refurbished into a biorefinery which is expected to be completed in early 2022. Once complete, the Bakersfield Biorefinery will produce renewable diesel from both SusOils’ proprietary Camelina as well as a traditional slate of renewable feedstocks such as vegetable oils, waste fats, and greases. The Bakersfield Biorefinery will be the largest renewable fuels facility in the western United States, the second largest in the entire United States, and the largest in the country that produces renewable fuels from nonfood feedstocks. Our integrated farm-to-fuel supply chain differentiates us from most other biorefinery companies in the market today.

Organizational History and Current Organizational Structure

GCEH is incorporated in the State of Delaware. GCEH’s principal executive offices are located at 2790 Skypark Drive, Torrance, California, Los Angeles County, California 90505, and its current telephone number at that address is (310) 641-GCEH (4234). GCEH maintains a website at: www.gceholdings.com. GCEH’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company are available on GCEH’s website and on the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov. GCEH’s internet website and the information contained therein, or connected thereto, is not, and is not intended to be incorporated into this Annual Report.

Summary of Recent Developments

SusOils Patent Applications. Since October 2020, our SusOils subsidiary has filed seven additional patent applications with the U.S. Patent and Trademark Office, consisting of six utility patent applications for new varieties of Camelina, and a provisional patent application for improved Camelina plant oil use and production. Since October 2020 SusOil has also applied for protection under the Plant Variety Protection Act (PVPA) for its six new Camelina varieties. These new applications are in addition to the issued patents on Camelina and other intellectual properties owned by SusOils. See, “Item 1. Business—Technology and Patents,” below.

Reverse Stock Split. As approved by its shareholders in November 2020, GCEH filed an amendment to its Certificate of Incorporation that on March 26, 2021 implemented a 1-for-10 reverse stock split of GCEH’s Common Stock. As a result of the reverse stock split, each ten shares of GCEH’s issued and outstanding Common Stock were automatically combined and converted into one share of Common Stock, without any change in par value per share. As a result of the stock split, the number of shares of Common Stock outstanding on March 26, 2021 decreased from approximately 374,367,000 to approximately 37,437,000. The reverse stock split only affected the issued shares and did not change the total number of authorized shares. All Common Stock and per share information (other than par value) contained in this Annual Report has been adjusted to reflect the foregoing reverse stock split.

OTCQB Venture Market. On December 29, 2020, GCEH was notified by the OTC Markets that the GCEH shares were approved for trading on the OTCQB Venture Market. Accordingly, since the beginning of this year, GCEH’s shares of common stock have been trading on the OTCQB Venture Market.

Business Operations-Strategy

The Company’s overall business plan remains focused on the vertical integration of the complete biofuels supply chain. The foundation of this approach is to develop proprietary feedstock technology that sets us apart from the industry. Since the commencement of our renewable fuels business more than 14 years ago, we have been focused on the development and commercialization of feedstocks and feedstock-related intellectual property. Over the last three years we have been pursuing the final piece with the integration of a biorefinery. This integrated approach allows us to control our own feedstock cost and supply, produce additive feedstock volume into a structurally undersupplied market, and scale the business with margin protection and feedstock supply certainty.

A major factor limiting the adoption of renewable fuels is the limited availability of the plant oils and animal fats that are the feedstock of renewable fuels. Currently, most biofuels are produced from a finite supply of food-based plant oils or grains, and from animal fats. Our strategy is to produce a non-food based oil from our proprietary varieties of Camelina that is purpose grown by our contracted farmers for use in our own biorefinery. By contracting with third party farmers to produce extra feedstock for use in our own refinery, we will have the ability to control the cost, quality and the quantity of most of the feedstock to be used at the Bakersfield Biorefinery.

Our feedstock centric approach produces nonfood-based plant oils that are derived from plants grown on fallow land. The production of our Camelina feedstock does not limit or otherwise impact the production of food crops, but instead frees up land for food production that otherwise would be used to produce food crops (such as corn and soybeans) for biofuels.

Our path forward includes the further development of our technology to produce greater volumes of purpose grown feedstock, improved genetics to increase overall yield per acre, and improved plant oil chemistry to enhance biorefinery efficiency. Our integrated biofuels platform combines our internal plant science research and development with collaborations with leading public academic institutions, private researchers, farmers and cooperative partnerships for crop production, and other strategic relationships for product sales and distribution.

The integrated farm-to-fuel platform is data driven, scalable and a core differentiator from our peer group. Access to detailed data regarding all aspects of our farming process allows us to provide the data needed to certify the ultra-low carbon intensity of our fuels. By utilizing big data analytics across all aspects of our research and development, feedstock production, logistics, and processing (biorefining), we gain insights that provide opportunities to improve efficiencies and create other advantages compared to other feedstocks. Our focus is to directly impact the entire production process to reduce the carbon intensity of our fuels, reduce costs, and improve bottom line margins. The integrated and data driven platform will facilitate our goal of “Driving to Zero” across all areas of the business, in particular the carbon intensity of our fuels.

To further dis-intermediate the market for biofuels, following initial start-up of our biorefinery, we plan to co-locate agricultural and alternative energy technologies within our over 500 acre Bakersfield Biorefinery site by hosting both agricultural processing assets and biofuels production assets on the same site. When complete, this co-location strategy will be the first of its kind, allowing all the facilities to optimize operations, energy utilization, and logistics capacity directly in the market we serve. The co-location and integration of these systems should result in significant operating efficiencies, utility savings and other overall synergies across both the biorefinery and agricultural operations. Integrating these operations is expected to lower our cost of production while generating higher value, lower carbon products.

Acquisition and Financing of Bakersfield Renewable Diesel Biorefinery

On May 7, 2020 we acquired an existing crude oil refinery in Bakersfield, California (the “Refinery Acquisition”). As described elsewhere in this Annual Report, we are currently retooling and upgrading the refinery’s existing infrastructure so it is capable of producing renewable diesel, a drop-in replacement for ultra-low sulfur diesel. The refinery will also produce renewable propane, renewable butane, and renewable naphtha. The Bakersfield Biorefinery is being developed to process up to approximately 15,000 barrels (630,000 gallons) per day of renewable feedstock into renewable diesel utilizing the Haldor Topsoe “HydroFlex” technology. At design capacity, the refinery is expected to produce approximately 210 million gallons per year of renewable diesel as well as other renewable co-products.

The Bakersfield refinery has over 80% of the equipment that is needed for the biorefinery on-site, including: a hydrogen plant; a hydrotreater; reactors; fired heaters; compressors; pumps; heat exchangers; and storage tanks capable of storing up to 2.7 million barrels of product. The site is fully permitted for grid power, natural gas, water treatment and disposal. The refinery also has in place much of the logistics the biorefinery will need, including a rail spur from the mainline of BNSF Railway Company’s freight railroad network, railcar facilities, pipelines and an 8-bay truck blending and loading rack. We are refurbishing or upgrading some of the equipment, including the hydrogen plant, equipment associated with the hydro-processing area, some of the storage tanks, and the automation controls. We are also making some infrastructure improvements to the rail system as well as the natural gas and other pipelines. In addition to improving and modernizing the existing equipment, we are also updating the reactors and adding additional process equipment for biorefining use. The engineering and construction of the project is expected to be completed in early 2022.

In connection with developing the new renewable fuels biorefinery, we licensed from Haldor Topsoe A/S certain proprietary processes, catalysts, and equipment designs for the hydroprocessing of natural feedstocks. We also engaged a national engineering, procurement and construction contracting firm as the primary contractor of the Bakersfield Biorefinery and other engineering firms for various refinery modifications.

In order to finance the costs of the Biorefinery Acquisition and the development, construction, and operation of the refinery, we entered into two credit facilities pursuant to which we can borrow up to a maximum aggregate amount of $365 million (the “Financing Transaction”). Since the Financing Transaction, the lenders and the Company have increased the combined credit facilities by an additional $15 million to a total of $380 million.

The Biorefinery Acquisition and Financing Transaction were completed through various subsidiaries of GCEH, each of which is currently directly or indirectly a wholly-owned or majority-owned subsidiary of GCEH. Our primary subsidiary, GCE Holdings Acquisitions, LLC (“GCE Acquisitions”), owns the Bakersfield Biorefinery through certain special purpose financing subsidiaries.

Share Purchase Agreement and Call Option Agreement

Effective as of April 29, 2019, GCE Acquisitions entered into a Share Purchase Agreement with Alon Paramount Holdings, Inc. (“Alon Paramount”) to purchase all of the issued and outstanding shares of Alon Bakersfield Property, Inc. (“ABPI”). ABPI was the owner of the Bakersfield refinery. We purchased the Bakersfield refinery for $40 million in cash. In addition, at closing we granted Alon Paramount an option right valued at $5.5 million, and assumed $43.9 million of liabilities. The liabilities assumed consist of $21.9 million of Asset Retirement Obligations (ARO) and $22 million of other environmental remediation liabilities. In connection with the Biorefinery Acquisition, we agreed to undertake certain cleanup activities at the refinery and provide a guaranty for liabilities arising from the cleanup. We obtained the funds used to pay the purchase price from funds we borrowed in the Financing Transaction described below.

Concurrently with the closing of the Biorefinery Acquisition, GCEH and GCE Acquisitions entered into a Call Option Agreement with Alon Paramount pursuant to which GCEH granted to Alon Paramount an option to purchase from GCEH up to 33 1/3% of the membership interests of GCE Acquisitions. The interest acquired upon the exercise of the option is only a financial interest in the net cash flow distributed by GCE Acquisitions after all operating expenses are paid and after all payments and distributions are made to Senior Lenders and Mezzanine Lenders. The option, if exercised, does not provide the holder with any rights to acquire or use any products produced by the Bakersfield Refinery, nor does it grant the holder any rights to manage the Bakersfield Refinery or any of our other related businesses, including our Camelina feedstock business. The option will expire on the 90th day after the refinery has commercially operated for 90 days at certain target production rates. Under the Call Option Agreement, until the expiration of the option, GCE Acquisitions has agreed to not transfer the ownership of any of its subsidiaries other than those contemplated by the Credit Agreements entered into with the Senior Lenders and the Mezzanine Lenders, or to modify or amend the certain material terms of such Credit Agreements.

Financing Transactions

In order to fund the acquisition and retooling of the Bakersfield Biorefinery, on May 4, 2020 through our newly formed special purpose subsidiaries we entered into a senior credit facility with a group of lenders (the “Senior Lenders”) and a mezzanine credit agreement with mezzanine lenders (the “Mezzanine Lenders”). The senior credit agreement provides us with a $300 million senior secured term loan facility, which amount has been increased to $313.2 million. The senior loan bears interest at the rate of 12.5% per annum, payable quarterly, is secured by all of the assets of the borrowing subsidiaries (and by the equity interests and assets of the Bakersfield Biorefinery), and matures on November 4, 2026. The mezzanine credit agreement provides us with a $65 million secured term loan facility, which has been increased to $66.8 million. The mezzanine loans bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that we may defer interest to the extent we do not have sufficient cash to pay the interest. In addition, as additional consideration for the senior and mezzanine loans, we have agreed to grant the Senior Lenders and the Mezzanine Lenders an additional financial interest by issuing to them non-voting membership interests in our borrowing subsidiary. The mezzanine loans mature in November 2027. For additional information regarding the senior and mezzanine credit facilities, see “Item 7, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Credit Agreements,” below.

Engineering, Procurement and Construction Agreements

GCE Acquisitions entered into an engineering, procurement and construction (“EPC”) agreement on April 30, 2020 with ARB, Inc. (“ARB”) pursuant to which ARB has agreed to provide services for the engineering, procurement, construction, start-up and testing of the Bakersfield Biorefinery, on a cost plus fee basis (subject to a guaranteed maximum price, subject to any increases for approved change orders). Effective May 7, 2020, GCE Acquisitions also entered into two other EPC agreements for the refurbishment and retooling of the facility, including the infrastructure upgrades to the rail spur and storage logistics, and the off-site work on the natural gas pipeline extension.

Haldor Topsoe A/S License

Effective October 24, 2018, GCE Acquisitions entered into a ten-year, non-exclusive, non-transferable license agreement with Haldor Topsoe A/S, a company established in Denmark that owns certain proprietary rights relating to processes, catalysts, and equipment designs for the hydroprocessing of natural and synthesized hydrocarbons. GCE Acquisitions licensed these rights in order to produce renewable diesel from organically derived feedstocks at the Bakersfield Biorefinery. Concurrently with entering into the license agreement, on October 24, 2018 GCE Acquisitions also entered into an engineering agreement with the U.S. affiliate of Haldor Topsoe to have the hydroprocessing unit designed and built at the Bakersfield Biorefinery, and a catalyst supply agreement for the purchase of the catalyst, with a design capacity of up to 15,000 barrels per day, to be used in the hydroprocessing unit. These agreements have been assigned to BKRF. The Haldor Topsoe license gives the Bakersfield Biorefinery the right to hydroprocess fats, oils and greases into renewable diesel, renewable propane and butane, and renewable naphtha.

Product Offtake Agreement

Product Off-Take Agreement. We have signed a binding Product Offtake Agreement (the “Offtake Agreement”) with ExxonMobil Oil Corporation pursuant to which ExxonMobil has committed to purchase 2.5 million barrels of renewable diesel per year (the “Committed Volume”), and we will be obligated to sell these quantities of renewable diesel to ExxonMobil. The price of the renewable diesel to be sold to ExxonMobil under the contract is based on a combination of both a fixed price and variable price. ExxonMobil’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Biorefinery commences operations. ExxonMobil has the option to extend the initial five-year term for a second five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Biorefinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Biorefinery’s operations.

Control, Operation and Management Agreement

In order to operate and manage the Bakersfield Biorefinery, we formed GCE Operating Company, LLC, a new wholly-owned subsidiary of GCEH. On May 4, 2020, the Bakersfield Biorefinery entered into a Control, Operation and Maintenance Agreement (“COMA”) with GCE Operating Company, whereby GCE Operating Company will provide all necessary services required to supervise the construction of the Bakersfield Biorefinery and, after the completion of construction, to operate and maintain the Bakersfield Biorefinery. The COMA may be terminated by either party at any time for any reason. GCE Operating Company will be reimbursed for its services under the COMA.

Sustainable Oils License Agreement

Camelina is expected to be the primary biofuels feedstock used to produce renewable diesel at the Bakersfield Biorefinery. Sustainable Oils, Inc., a wholly-owned subsidiary of GCEH (“SusOils”), holds our Camelina intellectual properties and operates our Camelina business that supports GCEH’s vertically integrated renewable fuels business. The shortage of feedstocks currently available for renewable fuels continues to create cost volatility that we believe can be hedged through SusOils’ purpose grown Camelina crop deployment. This shortage, combined with the worldwide pressure towards limiting the use of food-based feedstocks for the production of fuel, will continue to increase the demand for additive and ultimately replacement nonfood-based feedstocks like SusOils’ Camelina oil. GCEH’s renewable fuels business is expected to benefit from the shifting sentiment against using food-based crops for fuel and in favor of increased use of nonfood ultra-low carbon feedstocks (such as Camelina). SusOils owns multiple issued and pending patents on enhanced varieties of Camelina. SusOils has agreed to provide Camelina oil based feedstock for use at the Bakersfield Biorefinery through a ten-year license agreement with BKRF. The SusOils license grants BKRF the limited right to process, refine, produce, market and sell Camelina oil biofuels that are derived from SusOils’s patented varieties of Camelina in North America. Under the license agreement, SusOils also grants the Bakersfield Biorefinery a non-exclusive, non-sublicensable, royalty-free license to use the name “Sustainable Oils” and the Sustainable Oils logo to identify its Camelina-based biofuel as a product of SusOils’s proprietary Camelina varieties. SusOils will manage all the Camelina production operations and agricultural activities needed for the deployment of Camelina as a purpose grown crop for the Bakersfield Biorefinery. Such activities include identifying and assisting farmers to grow the SusOils Camelina varieties.

In consideration for the rights granted under the SusOils license agreement, BKRF has agreed to pay SusOils a royalty based on the number of pounds of SusOils Camelina used at the Bakersfield Biorefinery. In the event that the Bakersfield Biorefinery does not purchase all of the Camelina produced for SusOils in any growing season, SusOils retains the right to market and sell any such excess Camelina. The license is a non-exclusive license, and SusOils will continue to have the right to produce its own crop independent of the Bakersfield Biorefinery.

Camelina Farming Operations

SusOils has been the leader in the development and regulatory approval of Camelina for over a decade. SusOils currently is a wholly-owned subsidiary of GCEH. However, SusOils has issued a non-transferable warrant to a strategic partner for the purchase of 8% of SusOils’s outstanding capital stock. The warrant expires on June 1, 2021 and is exercisable for a purchase price of $20 million.

In 2013, Camelina was approved as an advanced biofuel feedstock and was granted a pathway under the United States’ EPA Renewable Fuel Standard (RFS) program enabling it to produce D4 or D5 Renewable Identification Numbers (“RINs”) from biodiesel, renewable diesel, jet fuel, heating oil, naphtha and LPG. The EPA’s evaluation confirmed Camelina, and its co-products met the emissions reduction thresholds prescribed in 40 CFR § 80.1426 of the RFS. As a result of the approval, Camelina is at a competitive advantage over other oilseed crops with an RFS pathway.

SusOils applied for and was granted a first-of-its-kind pathway from CARB in 2016. The feedstock-only approval applies to SusOils patented Camelina varieties only and must be combined with a biorefinery pathway like BKRF’s to produce a full well-to-wheels carbon intensity. When registered as a fuels pathway, Camelina-based renewable diesel’s carbon intensity is anticipated to be at or below that of other competitors.

In 2020 SusOils commenced its commercial Camelina crop production and produced enough Camelina grower (certified) seed for the 2021 planned Camelina plantings. In 2020, SusOils also expanded its research acreage to approximately 1,500 acres. SusOils will control certified Camelina seed production and development, and has entered into business arrangements for the cultivation, production, storage and transportation of the Camelina feedstock. As of the date of this Annual Report, commercial production of Camelina grain and certified seed for the 2021 harvest is ongoing in Idaho, Montana, Kansas, Oregon and Colorado.

SusOils owns the intellectual property and related know-how for Camelina cultivation. SusOils also is directly involved in the application and funding of various research programs related to improving the growing characteristics, oil content, yields and chemistry of Camelina.

Camelina Certified Seed & Planned Acreage Summary
Calendar Year	Certified Seed (contracted or planned) Acerage	Targeted Commercial Acreage
2021	1,150 (under production)	up to 110,000[1]
2022	2,200 -2,700 (planned)	up to 250,000[2] +

Notes:

1.	The Company has enough certified seed for grain production for this number of acres.
2.	The Company has enough certified seed production acreage in 2021 for grain production for this number of acres in 2022.

The number of pounds of Camelina grain that can be produced per acre of farmland will vary based on a number of factors (including the variety of SusOils Camelina that is planted), and can range from an estimated 1,500 pounds per acre to 2,500 pounds per acre. The following table is an approximation of the expected average amount of oil, meal, renewable diesel equivalents, and other renewable products that can be produced per acre based on the number of pounds of Camelina grain that an acre produces.

Metrics of Camelina Grain Produced to Renewable Products
Grain Production per acre (lbs/acre)[1]	1,500	2,000	2,500
Oil produced per acre @ 40% (lbs/acre) [2]	600	800	1,000
Oil produced per acre (gal/acre) [3]	80	106	133
Meal Feed produced (lbs/acre) [4]	870	1,160	1,450
Renewable Diesel Equiv. per acre (gal/acre)[5]	75	102	125
Other Renewable Products .(gal)[6] Renewable Propane,/Butane & Naphtha	10.6	11.4	17.3

Notes:

1.	Assumes a range of 1,500-2,500 lbs of camelina oilseed (grain) produced
2.	Assumes ~40% seed oil content
3.	Assumes 7.5 lbs of Camelina Oil per gallon
4.	Assumes 58% biomass (meal) content includes a 2% processing loss
5.	Assumes an 94% feedstock to renewable diesel conversion
6.	Assumes an overall feedstock to total product conversion of 107%, less renewable diesel fraction

Our goal is to significantly expand Camelina certified seed and grain production in 2021, 2022 and thereafter. Under current yields and normal weather patterns, we expect that the certified seed produced from one acre of certified Camelina can plant up to 200 to 230 acres of our enhanced varieties of Camelina grain. Prior to the 2021 growing season, we paid farmers to grow our Camelina on a per-planted acre basis. Currently, we sell our certified Camelina seed to the growers/farmers and we contract with them on a time sensitive, minimum stand basis and pay them on a per pound of harvested grain basis. We expect our revenues from Camelina seed sales in 2021 to exceed $1 million and to thereafter increase based on the increased acreage under production.

Based on our on-going Camelina research and development efforts that both increase the yield and improve cultivation efficiencies, we expect that yields per acre will increase in the future, and that more Camelina oil will be extracted from the Camelina seed. Accordingly, although we have based our production estimates on the existing yield, we believe our Camelina yield conversion ratios will continue to improve over the next several years.

Principal Products

Renewable Diesel

The Bakersfield Biorefinery will produce renewable diesel as its primary product to be sold into the transportation sector. The design of the facility indicates that over 90% of the refined products produced at the refinery will be renewable diesel and the balance will be other renewable diesel co-products, such as renewable naphtha, renewable propane, and renewable butane.

Renewable diesel is made from the same feedstocks as biodiesel, but a variety of favorable qualities distinguish it as a superior fuel, causing it to carry a price premium to biodiesel. To make renewable diesel, feedstocks such as Camelina, used cooking oil, tallow, or various vegetable oils, are hydrotreated and isomerized to produce a fuel chemically identical to fossil diesel but with less contaminants. Since renewable diesel is chemically identical to fossil diesel, it can utilize the same infrastructure and can function as a drop-in, 100% replacement for fossil diesel. Renewable diesel does not need to be blended like biodiesel for use in modern engines on the road today. Also, renewable diesel does not experience the cold weather performance, water absorption, or microbial growth issues of biodiesel. Finally, because of lower levels of contaminants, renewable diesel burns cleaner than fossil diesel, reducing emissions by up to 85% as well as reducing engine maintenance issues.

Biofuels Oil Feedstock

Our goal is to use Camelina as our primary feedstock at the Bakersfield Biorefinery. The feedstock oil needed to produce renewable jet, biodiesel, renewable diesel and hydrotreated vegetable oil (HVO) that is currently available on the market today is primarily supplied from edible seed oils, including soy, canola (rapeseed), sunflower and palm. There are other types of feedstock that can be converted into biofuels, like animal fats and recycled cooking grease. Until our Camelina production ramps up to significant levels, we will also produce renewable fuels at the Bakersfield Biorefinery from other seed oils, animal fats, recycled cooking grease and other types of feedstocks. However, our goal is to have Camelina oil produced from SusOils’ patented Camelina varieties become the primary source of our biofuels feedstock. The significant advantages of Camelina over other traditional oilseed crops are that it is ultra-low carbon and does not compete for resources with other crops grown primarily for food consumption. We expect to supply only 10% of the refinery’s feedstock requirement with Camelina oil during the first production year (2022). The amount of Camelina oil used in the biorefinery is expected to significantly increase in later years as Camelina cultivation increases. The actual amount of Camelina oil that we will supply to the Bakersfield refinery in 2022 and thereafter will depend on the number of acres of Camelina planted in 2021, 2022 and thereafter. We will start our refinery production primarily using soybean oil or other organically derived feedstocks.

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

Camelina can produce seeds with relatively little water and can be harvested early. It is classified as a low input crop and can survive on low water/rainfall, and less fertilizer than many other crops. Camelina can be seeded and harvested with conventional farm equipment, making it a perfect rotation crop for farmers.

Camelina seeds typically contain between 35-42% oil and are high in omega-3 fatty acids. This makes the oil very desirable for biofuels production. The meal left after the oil has been removed is a replacement option for livestock and poultry feed, competing directly with soy and canola meal.

SusOils’ patented seed varieties perform reliably across a diverse range of agronomic settings and produce reliable yields, oil content, height, chemical composition as well as protein and fiber content.

Biomass Feedstock

Camelina produces a co-product from the oil extraction process which is a high protein meal that has been tested and approved by the Food and Drug Administration (FDA) as a livestock (animal) feed for cattle, poultry and pigs. This provides additional revenue and reduces the net production cost of Camelina oil, further improving feedstock economics.

Emissions Reduction Regulations

In response to anthropogenic climate change, intergovernmental organizations like the United Nations and World Bank, as well as numerous governments, supranational organizations, like the European Union, and sub-national actors, like California and British Columbia, have implemented regulations to curtail the production of greenhouse gas emissions. Regulations are beginning to span and interlace cap-and-trade policies, low carbon fuel standards, renewable portfolio standards and carbon taxes, as well as others. The overarching objective is greenhouse gas (GHG) reductions and associated climate change mitigation. With the exception of a carbon tax, GHG reduction schemes utilize tradable credits that represent the reduction of a certain amount of carbon dioxide equivalent (CO2e) or the production of a certain volume of fuel.

Renewable energy and energy efficiency projects make up the bulk of mitigation and reduction strategies currently deployed around the world. Biofuels have been the cornerstone of renewable energy policies since the beginning and offer regulators, end users and consumers a unique set of attributes that include sustainability, meaningful emissions reductions and economic and energy security. Furthermore, as biofuel policies evolve, first generation feedstocks, those based on, or derived from food crops are being replaced with second generation, nonfood based crops like Camelina. Camelina is grown on fallow rotational land or in other formats that do not displace food crops. The land used is fallow or otherwise unsuitable for food crop production. The result is an avoidance of the controversial food versus fuel tradeoff currently hampering certain feedstocks development. This distinction between food and nonfood is critical as regulated markets mature and policies shift to discourage the conversion of food into fuel.

In the United States, federal legislation called the renewable fuel standard (RFS) mandates that a certain volume of biofuels are blended into the fuel supply every year. In California, the low carbon fuel standard (LCFS) requires regulated parties to reduce the overall emissions of their fuels to a predefined ceiling. In both cases, renewable fuel producers generate tradable compliance instruments, which represent either a volume of fuel or a set amount of CO2 reduction. These credits are then surrendered by regulated parties to demonstrate compliance. The RFS and LCFS require that fuels are made from approved pathways and feedstocks. Camelina has full EPA approval under the RFS to produce both D4 (biomass-based diesel) and D5 (advanced biofuel) Renewable Identification Numbers (RINs) under the Renewable Fuels Standard (RFS2).

In March 2015, California (CARB) approved a first-of-its-kind feedstock-only pathway for SusOils’ patented Camelina oil. The pathway only applies to SusOils’ US Patent and Trademark Office-registered seed varieties - no other Camelina seed or oil can be used to produce LCFS compliant fuel. At a cumulative carbon intensity (CI) of 7.58 g/MJ, our processed and renewable fuels can be produced at less than 20 CI, before any CI credits for the mean are applied. The result is that fuel producers and obligated parties in California can meet their LCFS emissions reduction requirements with significantly less fuel that would otherwise be required using traditional feedstocks like soybean (53 g/MJ). LCFS credits are generated based upon the carbon intensity of the underlying fuel, which means Camelina-based fuels will generate significantly more value per gallon than any other virgin oil-based fuel. By example, if the LCFS credit price is $200 /MT of carbon, Camelina biofuels can produce more than $1.00 more per gallon than soybean-based fuel.

Technology and Patents

Camelina Sativa: SusOils’ Camelina intellectual property includes U.S. patents, U.S. and Canadian patent applications, as well as other intellectual properties including trademarks, trade secrets and know-how relating to the production and cultivation of Camelina as a biofuels feedstock. SusOils currently owns three issued U.S. patents on three Camelina varieties as well as an issued U.S. patent for a method to alter and/or improve the fatty acid composition of a Camelina plant cell. SusOils recently filed seven additional patent applications with the U.S. Patent and Trademark Office. These new patent applications include six utility patent applications for new varieties of Camelina, and a provisional patent application for improved Camelina plant oil use and production. SusOil has also applied for protection under the Plant Variety Protection Act (PVPA) for its six new Camelina varieties.

Jatropha: We also have considered using Jatropha curcas as a low carbon nonfood based feedstock for renewable fuels. See, “Other Renewable Fuels - Jatropha Curcas,” below. We have not yet patented any technology relating to our Jatropha operations. However, we have developed considerable know-how, trade secrets, and proprietary processes and procedures for farm development and operations management, and we own certain intellectual property related to the genetics of the Jatropha trees that were selectively bred and propagated by GCEH in its earlier Latin American operations.

Our focus is to develop technologies in the following three main categories: (i) plant and soil sciences, (ii) agricultural technology and procedure development, and (iii) material processing and end use applications. Such technologies are expected to assist in reducing costs, improving efficiency, reducing carbon intensity and allowing us to improve the value creation of our products.

Markets

Renewable Diesel. Most renewable diesel in the United States is consumed in California, due to its strong LCFS program. In 2019, almost 700 million gallons (MMGal) of renewable diesel was consumed in California, compared to approximately 900 MMGal in the United States; most of the remaining renewable diesel is consumed in Oregon under its Clean Fuels Program. Domestic production accounted for roughly 533 MMGal and 500 MMGal and foreign imports accounted for 435 MMGal and 420 MMGal in 2020 and 2019, respectively, most of foreign supply originated in Singapore. Domestic production is forecasted to increase significantly during the next five years as projects representing over two billion gallons per year of capacity have been announced by various companies; however, we only expect a portion of these projects to actually come online.

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

Agriculture: When SusOils’ Camelina grain is processed, it is separated into neat plant oil and biomass , the latter of which is a protein rich animal feed supplement similar to canola or soybean meal. An additional benefit of our animal feed is that it is non-GMO (non-genetically modified). The market for protein meal in the western United States is roughly 17 MMTPY (million tons per year), which is supplied primarily from interior states that grow and extract row crops like soybeans. The livestock industry in California’s San Joaquin Valley, which has among the largest concentrations of cattle and dairy producers in the US, imports virtually all its portion of California’s 5.7 MMTPY of protein meal from outside its borders. Domestic production of protein meal is estimated to be 125 MMTPY, which does not include imports from other parts of the world.

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

We believe there is sufficient global demand for alternative, nonfood based inedible biofuel feedstocks to allow a number of companies to successfully compete worldwide. In particular, we note that we are the only U.S.-based public company producing nonfood based inedible oils for the production of biofuels, and we are the only company with full regulatory approval for its crop, which gives us a unique competitive advantage over many foreign competitors when competing in the U.S.

The price basis for our oil and meal products is expected to be comparable, or better, to other edible oil and biomass equivalents. To date, we have not identified any substantial effort being undertaken for the commercialization of other inedible oils that could compete with Camelina in the near term. With the growing demand for plant-based feedstocks, and the high price of oil and biofuels, we anticipate that we will be able to sell our plant oils, meal and biofuels profitably.

Other Renewable Fuels—Jatropha Curcas

In 2008, we launched our first commercial venture to produce low carbon nonfood based feedstocks for renewable fuels by developing Jatropha curcas (“Jatropha”), a non-edible plant indigenous to many tropical and subtropical regions of the world, including Mexico. During the next seven years, we acquired three farms in Mexico, comprising just under 15,000 acres, and planted over eight million Jatropha trees, consisting of over 20 varieties of Jatropha trees from around the world on the farms. In 2012 GCEH filed for an EPA Pathway for Jatropha, and in 2015 the U.S. Environmental Protection Agency issued a pathway for Jatropha oil that allows Jatropha oil to be used as a feedstock for advanced biofuels, qualifying it to generate RINs under the Renewable Fuels Standard (RFS2). Although we harvested significant quantities of Jatropha fruit and seed from our Mexico Jatropha farms, many of the Jatropha varieties were susceptible to diseases, as a result of which the harvests did not meet our long term requirements for operating a commercial Jatropha only seed energy farm. As a result, we decided to pursue the commercialization of Camelina as our primary biofuel feedstock and, in December 2015, we sold our three Mexican farms. Although we sold the Mexico farms, we retained all of the rights to Jatropha varieties that we developed as well as retaining all of our other intellectual property rights to develop biofuels from Jatropha. Although we continue to believe in Jatropha as a commercially viable feedstock for producing renewable fuels, we currently are not actively pursuing any Jatropha-related projects. However, we continue to own the Jatropha-related intellectual properties that we previously developed.

Employees.

As of March 31, 2021, we had 58 full time employees, of whom 50 were located at our Bakersfield Biorefinery and eight were located at our corporate office. As of March 31, 2021, we also engaged 23 full or part-time contract employees and consultants. All of the employees who are located at the Bakersfield Biorefinery are employed by GCE Operating Company, LLC, the wholly-owned subsidiary of GCEH that operates the Bakersfield Biorefinery under the COMA. We anticipate that we will have to hire additional employees at the Bakersfield Biorefinery in the future to support our operational needs. We consider our relations with our employees to be good.

ITEM 1A	RISK FACTORS

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

We have entered into a binding turnkey agreement with guaranteed maximum price for the engineering, procurement and construction of the Bakersfield Biorefinery. The engineering and construction of the Bakersfield Biorefinery is expected to be completed, and is thereafter expected to commence operations in the first quarter of 2021. Although our primary contractors have agreed to complete the construction of the Bakersfield Biorefinery within a specified period at a maximum price to us, the construction of these kinds of facilities is inherently subject to the risks of unforeseen required change orders, regulatory issues, cost overruns and delays. In addition, the scope of the project has changed, which may also contribute to a delay in the completion of the project. Delays in the development beyond our estimated timelines, or amendments or change orders to the construction contract, could increase the cost of completion beyond the amounts that we have budgeted. Furthermore, while we believe that we currently hold all necessary the environmental, regulatory, construction and zoning permissions that we need for the construction of the Bakersfield Biorefinery, no assurance can be given that we will not be required to obtain additional regulatory and land use approvals, which additional regulatory approvals may delay the commencement of operations of the Bakersfield Biorefinery or increase its development costs. If for any reason we are unable to construct and commission the Bakersfield Biorefinery within the financial and timing requirements, our business and our expected operating results, cash flows and liquidity could be materially and adversely affected.

We have a limited operating history in commercially refining and selling biofuels, and no history in operating a renewable diesel biorefinery. Accordingly, we have no history from which an investor can reliably evaluate our business and prospects.

We have a limited operating history and track record in the biofuels market, and no history in the construction and operations of a renewable fuels biorefinery. Prior to the acquisition of the Bakersfield Biorefinery, we were an energy agri-business company focused on the development of ultra-low carbon nonfood based feedstocks for renewable fuels and chemicals in the U.S., Mexico and the Caribbean. Our strategy depends on our ability to successfully operate the Bakersfield Biorefinery and to provide the Bakersfield Biorefinery with sufficient feedstocks, particularly Camelina that is grown for the Bakersfield Biorefinery by third party farmers. However, we have no history of owning, developing, constructing or operating a renewable fuels refinery. As a result, our prior operating history and our historical financial statements may not be a reliable basis for evaluating our business prospects or the future value of our Common Stock. We cannot give you any assurance that we will be able to implement our strategy in the manner we expect, if at all, or achieve our internal business projections, or that our assumptions regarding the operations of the Bakersfield Biorefinery or the Camelina feedstock production will be accurate. Our limited operating history also means that we may have to develop and implement various alternate policies and procedures related to Bakersfield Biorefinery’s development and future operations, to our feedstock supply chain, and to other matters.

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

Our business strategy relies upon our future ability to successfully operate the Bakersfield Biorefinery and to source Camelina and other feedstocks in a cost-effective manner. Our business strategy relies on numerous assumptions, which assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. Our future ability to execute our business strategy is uncertain, and it can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our business. Among the factors that could have a material adverse effect on our ability to implement our strategy and achieve our targets are the following:

●	inability to complete the construction of the Bakersfield Biorefinery on time;
●	inability to complete the construction of the Bakersfield Biorefinery for the anticipated cost and within our available financial resources;
●	inability to source feedstock for the Bakersfield Biorefinery, including Camelina, in sufficient quantities and/or at economically attractive prices;
●	failure to manage third party Camelina cultivation operations at the expected cost and in the projected time frame;
●	inability to enter into profitable energy-related transactions as part of our biofuels sales and trading operations, and to optimally price and manage position, performance and counterparty risks;
●	failure of our licensed proprietary technology to perform as expected;
●	changes in existing and future governmental laws and regulations affecting the energy markets in general, and the renewable energy markets in particular;
●	changes in general economic, political and business conditions in the U.S., particularly those that affect the energy and renewable fuels markets;
●	increases in operating costs, including the need for additional or unexpected capital improvements, insurance premiums, general taxes, real estate taxes and utilities, and other costs affecting our profit margins;
●	public health crises, such as the coronavirus outbreak that began in early 2020, which could impact global economic conditions; or
●	inability, or failure, of any customer or contract counterparty to perform their contractual obligations to us.

A termination of the ExxonMobil Oil Corporation Product Offtake Agreement would negatively affect our future marketing and sales of renewable diesel and would trigger an event of default under our two credit facilities.

Under the Offtake Agreement that we entered into with ExxonMobil Oil Corporation, ExxonMobil has agreed to purchase 2.5 million barrels of renewable diesel per year from the Bakersfield Biorefinery for a period of five years following the date that the Bakersfield Biorefinery commences operations. ExxonMobil has the option to extend the initial five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Biorefinery does not meet certain production levels by the end of the first and second six-month periods following the commencement of the Bakersfield Biorefinery’s operations. In addition, ExxonMobil can terminate the Offtake Agreement if the construction of the biorefinery is not completed by a specified date. In addition, termination of the Offtake Agreement could constitute an event of default under the credit agreements that provide us with $380 million of financing from our Senior Lenders and Mezzanine Lenders. Our obligations under the credit agreements are secured by a security interest in all of the assets at the Bakersfield Biorefinery and by all of the assets and ownership interests of our subsidiaries that owns the Bakersfield Biorefinery.

We are dependent on our contractors for the successful completion of the Bakersfield Biorefinery.

The construction of most of the Bakersfield Biorefinery has been outsourced to a primary contractor under a guaranteed maximum price engineering, procurement and construction (EPC) contract, but certain other contractors have also been engaged by us to, among other things, construct and refurbish railroad tracks through the Bakersfield Biorefinery and to install underground pipelines. Our business strategy is highly dependent on our contractors’ performance under their agreements with us. Our contractors’ ability to perform successfully under their contracts is dependent on a number of factors, including their ability to:

●	design and engineer the Bakersfield Biorefinery to operate in accordance with specifications;
●	engage and retain third-party subcontractors and procure equipment and supplies;
●	respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control;
●	attract, develop and retain skilled personnel, including engineers;
●	post required construction bonds and comply with the terms thereof;
●	manage the construction process generally, including coordinating with other contractors and regulatory agencies; and
●	maintain their own financial condition, including adequate working capital.

Although our primary EPC contract provides for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of our Bakersfield Biorefinery, and any liquidated damages that we receive may not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the project or result in a contractor’s unwillingness to perform further work on the project. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement, we would be required to engage a substitute contractor. Any of the foregoing events would likely result in significant project delays and increased costs.

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

Our Bakersfield Biorefinery operations and Camelina feedstock businesses involve complex operations spanning a variety of disciplines that require a management team and employee workforce that is knowledgeable in the many areas necessary for our operations. While we have been successful in attracting certain experienced, skilled professionals to our company, we will have to identify, attract and retain a significant number of additional employees once the Bakersfield Biorefinery is operational and the Camelina cultivation expands to our projected levels. Failure to hire the qualified employees that we will need could affect operations and the future profitability of the Bakersfield Biorefinery’s operations. We are also heavily dependent upon certain of our current senior executives and upon certain key independent contractors and advisors for supervising the construction of the Bakersfield Biorefinery, the operations of the Bakersfield Biorefinery, and the implementation of our Camelina cultivation and production plan. The loss of these key employees and contractors could have a significant detrimental impact on the development and initial operations of the Bakersfield Biorefinery and on the implementation of our Camelina cultivation operations. Hiring, training and successfully integrating qualified personnel into our operation is a lengthy and expensive process. The market for qualified personnel is very competitive because of the limited number of people available with the necessary skills to operate a renewable diesel refinery, to successfully source feedstock, and to commercialize the renewable fuels that the Bakersfield Biorefinery is designed to produce. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our future operations.

Our Camelina patents may not protect us against competition from other biofuel competitors.

An important element of our plan of operations of our Bakersfield Biorefinery is the use of Camelina oil that is derived from our patented varieties of Camelina as one of the principal feedstocks at the Bakersfield Biorefinery. We currently have three issued U.S. utility patents for varieties of Camelina as well as another issued U.S utility patent directed to methods for improving the Camelina oil. We have also filed seven additional utility patent applications, including applications for another six Camelina plant varieties and another patent application directed to methods for improving Camelina oil, in order to enhance our patent position. We have additionally filed for protection under the Plant Variety Protection Act (PVPA) for our six new Camelina varieties. Interpreting the scope and validity of patents and success in prosecuting patent applications involves complex legal and factual questions, and the issuance, scope, validity, and enforceability of a patent cannot be predicted with any certainty. Patents issued to us may be challenged, invalidated or circumvented. In addition, we cannot be certain that any of our patent applications will result in issued patents, or if issued, we cannot be certain of the validity and/or enforceability of any newly issued patents. Moreover, we cannot be sure that any of our or patent rights will be broad enough in scope to provide commercial advantage and prevent circumvention. We believe that our enhanced, patented varieties of Camelina will produce larger Camelina harvests per acre of cultivated land, and that the Camelina seeds harvested from these patented varieties have beneficial properties for the production of Camelina feedstock oil. However, our patents do not give us the exclusive right to cultivate other varieties of Camelina nor do our patents limit the right of others to use the oil from such other Camelina varieties as a biofuels feedstock. No assurance can be given that other biofuel producers will not imitate our business plan and use Camelina as a biofuel feedstock, nor do our existing patent rights prevent others from competing with us and developing substantially similar business plans.

Our Camelina operations will be dependent upon the availability of farmland, our relationship with third party farmers, and on factors affecting agricultural operations in general.

We don’t own or control any farms or farmland on which we can grow our patented varieties of Camelina. Accordingly, we are wholly dependent upon third party farmers to plant, cultivate, harvest and store the Camelina that we plan to use as feedstock for renewable diesel at the Bakersfield Biorefinery, and possible elsewhere. Our ability to obtain the amount of Camelina that we propose to use as feedstock at the Bakersfield Biorefinery therefore is dependent upon our ability to recruit a sufficient number of farmers to grow Camelina for us, to enter into mutually acceptable financial and other arrangements with the farmers that we recruit, and for those farmers to successfully grow, harvest and deliver that Camelina to us. While we have identified a number of farmers and several farm cooperatives that have expressed an interest in producing Camelina in accordance with our proposed arrangements, as of the date of this Annual Report we have not entered into a sufficient number of agreements with farmers for the production of the amount of Camelina grain that we have planned for in the Bakersfield Biorefinery. Accordingly, no assurance can be given that we will be able to develop and thereafter maintain the farming, storage and delivery arrangements necessary to produce the quantities of Camelina we plan to use at the Bakersfield Biorefinery. In addition to the risks associated with enrolling farmers in our proposed Camelina production operations, the results of those farming operations may be adversely affected by numerous factors over which we have little or no control and that are inherent in farming, including adverse weather (including but not limited to drought) and changes in growing conditions, pest and disease problems, and new government regulations regarding farming and the marketing of agricultural products.

Risks Relating to Our Financial Matters

We are a development stage company that currently has no revenues, and we do not expect to generate any meaningful revenues until the Bakersfield Biorefinery commences commercial operations.

We are a development stage company with no revenues and no operations other than those related to the construction of the Bakersfield Biorefinery and to the development of our Camelina cultivation operations. We do not expect to generate material revenues, if any, until after the Bakersfield Biorefinery has commenced commercial operations, which is not expected to occur until early 2022. We will incur significant net losses and significant capital expenditures through completion of development of Bakersfield Biorefinery. Any delays beyond the expected development period for the Bakersfield Biorefinery would prolong, and could increase the level of, our operating losses. Neither we nor our affiliates have previously ever managed the construction, operation or maintenance of a renewable diesel facility.

We have a history of net losses, and we may not achieve or maintain profitability.

We incurred net losses of $10.6 million and $11.8 million during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $66.2 million. Our Bakersfield Biorefinery will be under construction until early 2022 and will not be generating any revenues during its construction phase. Accordingly, we do not expect to generate revenues from the operations of the Bakersfield Biorefinery in 2021. We also expect to spend over $250 million between the filing of this Annual Report and the end of 2021 on the development and construction of the Bakersfield Biorefinery, on pre-operational and start-up costs, on our debt service obligations, our upstream feedstock development operating costs, and on general and administrative expenses. Furthermore, we do not expect to generate significant revenues until the Bakersfield Biorefinery becomes operational in 2022, and we expect to incur significant losses and negative cash flows until the Bakersfield Biorefinery is fully operational for some period of time. No assurance can be given that the Bakersfield Biorefinery and our related Camelina operations will be profitable once the Bakersfield Biorefinery does commence operations in early 2022.

The terms of our Credit Agreements and our other financing arrangements will significantly limit the amount of cash that is available to GCEH and our stockholders.

Under our senior and mezzanine credit agreements we can borrow an aggregate of $380 million of financing. The senior loan bears interest at the rate of 12.5% per annum, and the mezzanine loans will bear interest at the rate of 15.0% per annum on amounts borrowed. The senior loan and mezzanine loans mature in November 2026 and 2027, respectively. In addition to the loan repayment obligations under both the senior loan and mezzanine loans, one of our Bakersfield Biorefinery holding company subsidiaries, has issued membership interests (Class B Units) to the Senior Lenders and will issue membership interests (Class C Units) to the Mezzanine Lenders. The Class B Units and Class C Units membership interests provide the holders of the Class B and Class C Units with preferential cash distribution rights over the Class A Units owned by GCEH. Under the Credit Agreements and the limited liability agreement of the financing subsidiary, any excess cash from operations that the Bakersfield Biorefinery generates will first be used to make the debt service payments under the senior and mezzanine loans, and then any excess cash available after making those loan payments will be allocated among the holders of the Class A, Class B and Class C Units. The holders of the Class B Units are entitled to receive quarterly distributions of 25% of the Bakersfield Biorefinery’s free cash flow until the senior lenders have received (collectively, from these cash distributions plus principal and interest on the senior loans) an amount equal to a 2X multiple of invested capital (“MOIC”), or two times the amount of the senior loans. Since we expect that the Senior Lenders will lend us $313.2 million, the Senior Lenders will have preferential rights to receive a total of up to $626 million, and under certain circumstances for a limited period, an additional 5% of the free cash flow. The cash available for distribution after payment of the Class B Units 25% allocation will be divided by the holders of the Class C Units and the Class A Units. The holders of the Class C Units will be entitled to receive 80.0% of cash distributions until the Mezzanine Lenders have received cumulative payments (cash distributions plus principal and interests on the mezzanine loans) equal to 2.0x MOIC, which percentage decreases to 65.0% (after they have received 3.0x MOIC), 50.0% (after they have received 4.0x MOIC) and 30.0% of all cash distributions thereafter. As a result of the large debt payment obligations and the foregoing preferential cash distribution allocations to the holders of the Class B and Class C Units, the amount of cash available for distribution to GCEH and our stockholders will be significantly reduced. Accordingly, even if the Bakersfield Biorefinery’s operations generate significant profits, the amount of cash available to GCEH from the Bakersfield Biorefinery will be very limited for at least five years.

Our Bakersfield Biorefinery subsidiaries are subject to various restrictions under the Credit Agreements, and substantially all of the assets of the Bakersfield Biorefinery subsidiaries are held as security under the terms of the Credit Agreements.

The obligations under the senior and mezzanine credit agreements are secured by a security interest in all of the assets of the BKRF, and by all of the assets and securities issued by the limited-purpose, wholly-owned indirect subsidiaries of the Company. The two credit agreements contain certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Senior Loans, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. In addition, on March 26, 2021 we amended the two credit agreements to require GCEH to establish an additional cash reserve of at least $35 million for BKRF. Our inability to raise at least $35 million within the time limits specified in the amendments, and to properly fund the new contingency reserve will constitute an event of default under the two credit agreements. A breach of any of the covenants under either of the credit agreements could result in an event of default. Cross-default provisions in the two credit agreements mean that an event of default under one of the credit agreements will trigger an event of default under the other credit agreement. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under the credit agreements to be immediately due and payable, and the secured lenders could foreclose against all of the Bakersfield Biorefinery’s assets and the ownership interests of the various subsidiaries. A foreclosure could result in the loss of our primary asset and business, and we could be forced into bankruptcy or liquidation.

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational and financing flexibility and creating default risks.

The agreements and related documents that govern our indebtedness, including but not limited to, the two credit agreements that our subsidiaries entered into on May 4, 2020, contain covenants that place restrictions on us and our subsidiaries. The credit agreements restrict among other things, our subsidiaries’ ability to:

●	merge, consolidate or transfer all, or substantially all, of their assets;
●	incur additional debt;
●	make certain investments or acquisitions;
●	create liens on our subsidiaries’ assets;
●	sell assets;
●	alter the businesses our subsidiaries conduct;
●	make distributions; and
●	enter into transactions with our other affiliated entities.

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

Our Common Stock is traded on the OTCQB Venture marketplace, an inter-dealer, over-the-counter market that provides significantly less liquidity than national securities exchanges, such as The Nasdaq Stock Market. As a result, there is currently a limited public trading market for our securities. We cannot assure you that a regular trading market will develop or that if developed, will be sustained. If an active trading market does not develop, you may have difficulty selling your shares of Common Stock at an attractive price, or at all, which will result in the loss of your investment.

We have a stockholders deficit.

We have a history of losses and have a stockholders deficit of $28.7 million as of December 31, 2020. Additionally, we had a negative working capital of $5.8 million (which includes current restricted cash of $12.9 million) at December 31, 2020. Our history of losses and our negative working capital position could impact the value of your shares.

We cannot assure you that the Common Stock will be listed on the NASDAQ or any other securities exchange.

We intend to seek a possible listing of our Common Stock on one of the NASDAQ markets. However, we cannot assure you that we will be able to meet the initial listing standards of any of those trading platforms or any other stock exchange, or that we will be able to maintain a listing of the Common Stock on either of those or any other stock exchange. There are no assurances that an active market for our shares will develop even if we are listed on a NASDAQ market.

We are a “smaller reporting company” and we have elected to comply with certain reduced reporting and disclosure requirements which could make our Common Stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Regulation S-K of the Securities Act of 1933, as amended, which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we are only required to provide two years of audited financial statements in our SEC reports. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer a “smaller reporting company”. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

We have no plans to pay dividends.

To date, we have paid no cash dividends on our Common Stock. For the foreseeable future, any earnings generated from our operations will be retained for use in our business and not to pay dividends.

The application of the SEC’s “penny stock” rules to our Common Stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

If our Common Stock trades at a price of less than $5.00 per share, our Common Stock will be subject to the SEC’s penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our Common Stock and may affect your ability to resell our Common Stock.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

As of December 31, 2020 we had several material weaknesses in our financial reporting, these consisted of 1) ineffective controls over period end financial disclosure and reporting processes, including timeliness, 2) we recorded material adjustments related to the valuation of our asset retirement obligation, environmental liabilities and our mandatorily redeemable equity instruments, and 3) we have not performed a risk assessment and mapped our processes to control objectives. We have recently implemented a system of internal control over financial reporting. However, we cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

The market price of our Common Stock may be volatile.

The market price of our Common Stock may be highly volatile because, among other reasons, investors are unfamiliar with our operations and financial condition. In addition, we recently acquired the Bakersfield Biorefinery, are currently retooling and converting the refinery into a renewable diesel refinery, and expect to borrow up to $380 million to fund the foregoing purchase and conversion. However, we do not expect to generate revenues until the construction of the Bakersfield Biorefinery is completed. These factors may lead to uncertainty and speculation about our future operations and profitability, which could result in the volatility in our stock price. There are other factors that may materially affect the market price of our Common Stock that are beyond our control, such as analyst research reports, conditions or trends in the renewable fuels industry, or sales of our Common Stock by some of our larger stockholders. These factors may materially adversely affect the market price of our Common Stock, regardless of our performance. In addition, public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Our officers and directors owned 5,644,964 shares (or 15.1% of our outstanding voting shares), and options and convertible notes to purchase an additional 24,915,981 shares as of March 31, 2021. The holdings of our directors and executive officers may increase substantially in the future upon exercise rights under any of the options, convertible promissory notes or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of Common Stock. The interests of such persons may differ from the interests of our other stockholders, including purchasers of our securities. As a result, in addition to their influence as members of our Board of Directors or as executive officers, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including purchasers in the future financings, may vote, including the following actions:

●	to elect or defeat the election of our directors;
●	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
●	to effect or prevent a merger, sale of assets or other corporate transaction; and
●	to control the outcome of any other matter submitted to our stockholders for vote.

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

Bakersfield, California, Bakersfield Biorefinery. The street address of the Bakersfield Biorefinery 6451 Rosedale Highway, Bakersfield, California. The site has hosted a crude oil refinery for approximately 85 years. The Bakersfield Biorefinery, consisting of three areas designated as Areas 1, 2 and 3, has a total acreage of approximately 607 acres. Areas 1 and 2 are contiguous and can be accessed from Rosedale Highway, while Area 3 (approximately 83 acres) is located about two miles north of Areas 1 and 2. The Westside Parkway abuts the south side of Area 2. The renewable diesel biorefinery will be located primarily within Area 2. Area 3 is currently not in use as part of the biorefinery project. Rail tracks pass through Areas 1 and 2. The Bakersfield Biorefinery is adjacent to a major highway that provides access to the interstate highway system. The biorefinery is also connected to the existing pipeline network in the San Joaquin Valley. The facility contains a substantial amount of equipment that the Company intends to use in its renewable diesel operations, including new and refurbished equipment and vessels to receive, store, process, and refine pre-treated camelina oil, soybean oil and other waste fats, oils and greases. We are refurbishing some of the equipment, including the hydrogen plant, equipment associated with the hydro-processing area, some of the storage tanks, and the upgrading automation controls. We are also making some infrastructure improvements to the rail system and the natural gas and other pipelines. In addition, we are updating the reactors used for biorefining, adding specialized catalysts and some additional process equipment.

ITEM 3.	LEGAL PROCEEDINGS.

C & C Properties, Inc., et al. Bakersfield Renewable Fuels, LLC, formerly Alon Bakersfield Property, Inc., (the “Company”) is a party to an action titled C & C Properties, Inc., et al. v. Shell Pipeline Company, et al., Nos. 19-17463, 19-17464, 19-7601, pending in the United States Court of Appeals for the Ninth Circuit. The underlying case involved the validity of an easement for a natural gas pipeline held by the Company through a series of assignments on land located in Kern County, California, that was acquired by plaintiffs and whether the Company was required to relocate the pipeline after written demand from the plaintiffs. The Company ultimately voluntarily removed the alleged offending pipeline.

In June 2019, the jury found for the plaintiffs and, as against the Company and Paramount, awarded damages in the amount of approximately $0.7 million for trespass and approximately $6 million for benefits obtained from trespass. These defendants filed a $8.4 million supersedeas bond in August 2019.

In a post-trial order entered in November 2019, the court, among other rulings, deemed the award of trespass damages improper, reduced the judgment against the Company and Paramount Petroleum Corporation (a parent company of Alon Bakersfield in 2019) by the approximately $0.7 million in trespass damages, and amended the judgment to award approximately $0.9 million in attorneys’ fees to plaintiffs. The court denied the plaintiffs’ request for prejudgment interest. In January 2020, the court awarded the plaintiffs approximately $30,000 in costs.

The defendants filed a notice of appeal in December 2019, appealing the case from the United States District Court for the Eastern District of California to the United States Court of Appeals for the Ninth Circuit. The plaintiffs filed a notice of appeal several days later. Appellate briefing is nearing completion, and oral argument is expected in the second half of 2021, with a decision to follow later in the year or in 2022.

Under the Share Purchase Agreement, Alon Paramount agreed to assume and be liable for (and to indemnify, defend, and save BKRF harmless from) this litigation. In addition to the foregoing agreement to hold BKRF harmless from the C & C Properties litigation, a $8.4 million supersedeas bond has been posted as a surety to pay any final judgment (after appeals). All legal fees in this matter are being paid by Paramount Petroleum Corporation.

Wood Warren & Co Securities, LLC On August 24, 2020 Wood Warren & Co Securities, LLC filed a complaint in the Superior Court of California, Alameda County, against GCE Holdings Acquisitions, LLC titled “Wood Warren & Co Securities, LLC vs. GCE Holdings Acquisitions, LLC” (Case No. RG 20072242). The complaint alleges that GCE Holdings Acquisitions, LLC breached that certain Consulting Agreement, dated October 8, 2019, by failing to pay Wood Warren & Co Securities, LLC certain fees that Wood Warrant claims it has earned under the Consulting Agreement. Wood Warren & Co Securities, LLC has asked the court for an award of $1.2 million. GCE Holdings Acquisitions, LLC filed an answer to the complaint on October 14, 2020. GCE Holdings Acquisitions, LLC is investigating the allegations contained in the complaint and is unable to predict the outcome. GCE Holdings Acquisitions, LLC intends to vigorously defend this matter. The court has not yet set a trial date for the matter.

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

Market Information

Prior to December 29, 2020 GCEH’s common stock (“Common Stock”) was quoted on the OTC Pink marketplace under the symbol “GCEH”. Since December 29, 2020 the Common Stock has been quoted on the OTCQB Venture Market under the symbol “GCEH”. As a result of the March 26, 2021 1-for-10 reverse stock split, GCEH’s trading symbol has been temporarily changed to “GCEHD” until April 26, 2021.

Common Stock Information

As of March 31, 2021, there were approximately 37,437,000 shares of Common Stock outstanding. On March 26, 2021, GCEH effected a 1-for-10 reverse stock split of its Common Stock. As a result of the reverse stock split, each ten shares of outstanding Common Stock were automatically combined and converted into one share of Common Stock. Immediately prior to the reverse stock split, there were 374,367,458 shares of Common Stock outstanding. As of that date, GCEH had 1,511 Common Stock stockholders of record (excluding stockholders who hold shares in “streetname”).

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders 2020 Equity Incentive Plan	1,054,500	$0.844	945,000
Equity compensation plans approved by security holders 2010 Equity Incentive Plan	100,000	0.533	—
Equity compensation plans not approved by security holders Non-Qualified Stock Options (1)	18,075,714	$0.191	N/A
Total	19,230,214	—	—

(1)	Represents options to purchase Common Stock issued to officers and consultants pursuant to various employment and consulting agreements.

Recent Issuances Of Unregistered Securities

The following is a list of all issuance of unregistered securities since December 31, 2019 that have not previously been reported in a Current Report on Form 8-K. Each issuance of the shares listed below was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the act applicable to a transaction by an issuer not involving a public offering of securities. No underwriter was involved in the issuance of the shares.

a.	On January 2, 2020 and January 28, 2020, GCEH issued 667,732 and 100,000 shares of Common Stock, respectively, to a consultant upon the exercise of two non-qualified stock options. The options were granted as payment for services rendered to the Company.

b.	On January 2, 2020, GCEH issued 50,000 shares of Common Stock to a director of GCEH upon his exercise of a non-qualified stock option.

c.	On May 6, 2020, GCEH issued 554,286 shares of Common Stock to its Executive Vice President upon the exercise of a non-qualified stock option and an incentive stock option.

d.	On May 29, 2020, GCEH issued 75,000 shares of Common Stock to one of its attorneys upon the exercise of a non-qualified stock option. The option was granted to the attorney in January 2018 as partial payment for legal services rendered to the Company.

e.	On March 26, 2021, we issued 1,586,786 shares of the Company’s Common Stock to the holder of a convertible promissory note upon the conversion of the entire outstanding balance, principal and accrued interest, of that note ($470,115).

Repurchase of Shares

We did not repurchase any of our shares during the fiscal years covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis should be read in conjunction with the Financial Statements and Supplementary Data included in Item 15 of this Annual Report, as well as the discussion of the Company’s business and risk contained in Item 1 — Business and Item 1A — Risk Factors,

Overview

Since 2013 the Company has been engaged in developing its Camelina assets. Between July 2018, the date that we entered into a letter of intent for the purchase of the Bakersfield Biorefinery, and the closing of the purchase of the Bakersfield Biorefinery in May 2020, we were exclusively engaged in completing the purchase of the refinery and in obtaining the financing necessary purchase and retool the Bakersfield Biorefinery into a renewable fuels facility. Accordingly, our principal expenses during 2019 and until we purchased the Bakersfield Biorefinery in May 2020 consisted of general and administrative expenses and costs incurred to obtain the financing required to purchase and retool the Bakersfield Biorefinery. After the purchase of the Bakersfield Biorefinery on May 7, 2020, both our operating expenses and our capital expenditures increased significantly.

Since all of our resources were dedicated to the purchase and financing of the Bakersfield Biorefinery, we did not generate any operating revenues in either 2019 or 2020. In order to fund our operating expenses during these periods, we obtained $6 million under a derivative contract (the “Derivative Contract”) that we entered into with a commodity trading company late in October 2018. In October 2019 we modified the Derivative Contract, entered into a new Derivative Contract, and received another $4 million in cash. The Derivative Contract was further amended in 2020 and replaced by a fixed payment obligation that requires the Company to make total payments of $24.8 million, consisting of the $4.5 million payment we made in June 2020, and six equal monthly installment payments beginning in May 2022. The cash that we received from the Derivative Contract was used to fund our operating costs, our due diligence costs, our pre-acquisition costs, the purchase price down payment/deposit for the Bakersfield Biorefinery, our consulting and legal fees associated with the acquisition, and our payments to key vendors and suppliers.

In May 2020 we completed the purchase of the Bakersfield Biorefinery. The total amount of cash consideration paid for the refinery was $40 million and the total amount of all consideration and assumed liabilities was $89.4 million. In order to fund the purchase price of the Bakersfield Biorefinery and the currently on-going conversion of the facility into a renewable diesel refinery, in May 2020 we also entered into a $300 million senior loan facility and a $65 million mezzanine loan facility. In November 2020 we added a total of $15 million to our credit facilities whereby as of December 31, 2020 our senior loan facility was $313.2 million and our mezzanine loan facility was $66.8 million. We are currently converting the Bakersfield Biorefinery from a crude oil refinery into a biorefinery, and we do not expect to commence our proposed biofuel refinery operations until early 2022. Therefore, we do not anticipate generating revenues from the operations of the Bakersfield Biorefinery until the first half of 2022.

Credit Agreements

In order to finance the costs of the Refinery Acquisition and the development, construction, completion, ownership and operation of the biorefinery, our newly formed special purpose subsidiaries (collectively, “Loan Parties”) entered into two credit facilities, the terms of which will materially impact our future cash flow and results of operations.

On May 4, 2020 we entered into a senior credit agreement with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to provide us a $300 million senior secured term loan facility to enable us to acquire the equity interests of BKRF and to pay the costs of the retooling of the Bakersfield Biorefinery. The Senior Lenders consist of Orion Energy Partners, L.P., GCM Grosvenor and Voya Investment Management. Orion Energy Partners TP Agent, LLC acts as administrative agent for the Senior Lenders. The Senior Lenders have revised the terms of the senior credit agreement to increase the amount available thereunder by $13.2 million. As of December 31, 2020, we had borrowed $151.5 million under the senior credit facility.

The senior loan bears interest at the rate of 12.5% per annum, payable quarterly. The principal of the senior loans is due at maturity, provided that we must offer to prepay the senior loans with any proceeds of asset dispositions, borrowings other than permitted borrowings, proceeds from damage or losses at the refinery, and excess net cash flow. We have the right to prepay the senior loan in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, certain of the Loan Parties issued membership interests to the Senior Lenders, which membership interests may provide the Senior Lenders with certain limited cash distributions (see below).

The senior loans are secured by all of the assets of the applicable Loan Parties (including its membership interests in BKRF and the Bakersfield Biorefinery). The senior loans mature on November 4, 2026. The Senior Lenders have a right to accelerate the maturity date of the senior loans if, among other reasons, the retooling and repurposing of the Bakersfield Biorefinery is not substantially complete by March 31, 2022, and the Bakersfield Biorefinery’s production does not meet certain project milestones by dates specified dates in the senior credit agreement.

On May 4, 2020 we also entered into a second credit agreement, dated May 4, 2020, with certain mezzanine lenders (the “Mezzanine Lenders”) pursuant to which the Mezzanine Lenders agreed to provide us with a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield Biorefinery. The second credit facility has been amended to increase the amount of credit available to us thereunder by $1.8 million. The Mezzanine Lenders, for whom Orion Energy Partners TP Agent, LLC acts as administrative agent, consist of Orion Energy Partners, L.P., GCM Grosvenor and Voya Investment Management. We have not drawn down on the credit facility as of the date of this Annual Report.

The mezzanine loans bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that we may defer interest to the extent we don’t not have sufficient cash to pay the interest, such deferred interest being added to principal. As additional consideration for the mezzanine loans, we have agreed to issue membership interest to the Mezzanine Lenders in certain of the Loan Parties, which interests will be issued at such times as advances are made under the mezzanine loans (see below).

The mezzanine loans mature in November 2027. Principal of the mezzanine loans is due at maturity, provided that we must offer to prepay the loan with any excess net cash flow. We have the right to prepay the loan in whole or in part with the payment of a prepayment premium. The mezzanine loans are secured by the assets of the applicable Loan Parties. The Mezzanine Lenders have a right to accelerate the maturity date of the mezzanine loans upon the occurrence of an event of default. Events of default include, in addition to customary events of default, the change of control of a loan party and any default under the senior credit agreement.

As part of the senior and mezzanine credit agreements, we agreed to grant the senior and mezzanine lenders certain membership interests in one of the Loan Parties, which membership interests will provide the senior and mezzanine lenders with an interest in excess cash flows from the Bakersfield Biorefinery’s operations. These membership interests provide the lenders with an indirect financial interest in the Bakersfield Biorefinery. Other than certain limited approval rights, we have the right to manage the Loan Parties and the refinery, and the lenders have no voting rights. These membership interests are to be issued under the BKRF HCB LLC Amended and Restated Limited Liability Company Agreement (the “BKRF Mezz Borrower LLC Agreement”). The BKRF Mezz Borrower LLC Agreement provides for three classes of membership interests (Units): (i) Class A Units, all of which are held by GCE Acquisitions and evidence our ownership of this subsidiary; (ii) Class B Units that are issued to the Senior Lenders as we draw down on the senior credit facility, and (iii) Class C Units that are reserved for the issuance to the Mezzanine Lenders and will be issued if/when we borrow under the mezzanine credit facility.

Until the later of (i) five years from the commercial operations date of the Bakersfield Biorefinery and (ii) the date the Senior Lenders have received two times the loan amount under the credit facility (the “Termination Date”), the Senior Lenders, as holders of the Class B Units, are entitled to receive quarterly distributions of 25% of the free cash flow until the Senior Lenders have received (collectively, from these cash distributions plus principal and interest on the senior loans) an amount equal to a 2X multiple of invested capital (“MOIC”), or two times the amount of the senior loans, for a total of up to $626.4 million, and, if the Termination Date has not occurred, thereafter quarterly distributions of 5% of the free cash flow until the Termination Date. See Note E to the consolidated financial statements for additional details regarding the credit facility.

Under the BKRF Mezz Borrower LLC Agreement, the Mezzanine Lenders, as holders of the Class C Units, are entitled to receive out of the distributions by BKRF Mezz Borrower not paid to the Class B Members, the following:

●	First, 80.0% of such distributions until the Mezzanine Lenders have received cumulative payments (distributions and principal and interests on the mezzanine loans) equal to 2.0X MOIC;

●	Second, 65.0% of such distributions until the Mezzanine Lenders have received cumulative payments equal to 3.0X MOIC;

●	Third, 50.0% of such distributions until the Mezzanine Lenders have received cumulative payments equal to 4.0X MOIC;

●	Fourth, 30.0% of such distributions until the Mezzanine Lenders have received cumulative payments equal to 99.0X MOIC.

Amendments to Credit Agreements: The senior Credit Agreement and mezzanine loan Credit Agreement were entered into on May 4, 2020 in order to fund the acquisition, development and construction of the Bakersfield Biorefinery. Since the two credit agreements were entered into, the scope of the Bakersfield Biorefinery has both changed and expanded to include additional capabilities and equipment, which changes have affected certain of the assumptions made regarding the cost of installing, developing and constructing the Bakersfield Biorefinery. Accordingly, effective March 26, 2021, the Loan Parties entered into Amendment No. 3 to the Credit Agreement to more accurately reflect the updated scope and cost estimates of the Bakersfield Biorefinery and to establish a contingency reserve account to fund the costs of the additional capabilities and equipment and to fund possible cost overruns. Concurrently, BKRF HCB, LLC, BKRF HCP, LLC and the Mezzanine Lenders entered into Consent No. 2 And Amendment No. 2 To Credit Agreement. Under these two amendments, the borrowers (our BKRF OCB, LLC and BKRF HCB, LLC subsidiaries) agreed to establish an additional cash reserve of at least $35 million, which cash reserve would be used at the direction of the administrative agent to fund project costs (including the cost of development, design, engineering, procurement, construction, installation, equipping, completion, start-up, and operation) of the Bakersfield Biorefinery to the extent that such costs exceed the amounts available under the two credit agreements. Funds remaining in the additional reserve account after the completion of the Bakersfield Biorefinery will, with the approval of the administrative agent, be used to first make a $5 million principal payment on the senior loan, and any remaining funds will be returned to GCEH.

In order to fund the new $35 million contingency cash reserve, the two amendments to the credit agreements provide that we will raise no less than $35 million by July 31, 2021 and that we will deposit at least $35 million into the new Bakersfield Biorefinery cash reserve account. The Credit Agreement amendments contemplate that the $35 million will be raised in a public or private financing transaction and, in connection therewith, that we will enter into an agreement with a placement agent or underwriter, or that we will file a registration statement with the SEC by April 30, 2021.

As consideration for the amendments to the two Credit Agreements, the borrowers agreed to pay to each senior and mezzanine lender an amendment and consent premium equal to 1.00% of the aggregate commitments and loans of such lender. The fee is payable in the same securities that we may issue in connection with raising the $35 million cash reserve. If we fund the $35 million cash reserve other than through a financing transaction, we will pay the 1% lenders’ premium in shares of our common stock or in cash. The amendments to senior Credit Agreement and mezzanine loan Credit Agreement also require the borrowers to provide certain updated financial statements and budgets, and amend other provisions of those agreements, including procedures to approve project change orders, and updates to our feedstock execution plan, the rail development milestones, and gas supply milestones.

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

The Company’s most critical accounting policies and estimates that may materially impact the Company’s results of operations include:

Asset Retirement Obligations. The Company recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value. We have asset retirement obligations with respect to our Bakersfield Biorefinery due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is our practice and intent to continue to maintain these assets and make improvements based on technological advances. A portion of these obligations relate to the required cleanout of hydrocarbons previously used in the pipeline and terminal tanks. In order to determine the fair value of the obligations management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligations. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

Environmental Remediation Liabilities. The Company recognizes its asset retirement obligation and environmental liabilities in accordance with ASC 410-30, and has estimated such liabilities as of its acquisition date. It is the Company’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 20 years, and up to 30 years if a longer period is believed reasonably necessary. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed and determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

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

Derecognition of Liabilities. The Company reviews its liabilities, including but not limited to, accounts payable, notes payable, accrued expenses, accrued liabilities and other legal obligations, for a determination of the legal enforcement or settlement of an obligation. Upon conclusive evidence that an obligation may be extinguished, has expired, is discharged, cancelled or otherwise no longer legally exists, then the Company will derecognize the respective liability on the Company’s balance sheet.

Derivative Commodity Instruments. The Company has used derivative commodity instruments as a means of generating cash for its efforts in procuring a refinery to fulfill its business plan. The Company may use such instruments in the future to manage its exposures for its feedstocks or end products. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. While the Company may deliver refined products from the refinery in the future, at this time these derivative contracts are not considered normal sales contracts. The results of our derivative activities were material to the company’s financial position, results of operations or cash flows in 2018 and 2019. The Company’s risk management practices and its compliance with policies are reviewed by the Company’s Board of Directors. Derivatives beyond those designated as normal purchase and normal sale contracts are recorded at fair value on the Consolidated Balance Sheet with resulting gains and losses reflected in income. Fair values are derived principally from published market quotes and other independent third-party quotes. The change in fair value of Company’s derivative commodity instruments in 2019 was material to the Company’s results of operations. The company does not currently hold any derivative commodity instruments.

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

Income Taxes. The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of general and administrative expense.

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in this Annual Report. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Results of Operations

Revenues. As discussed above, during the fiscal year ended December 31, 2019 (“fiscal 2019”) and until May 7, 2020 our activities were devoted solely to the acquisition and financing of the Bakersfield Biorefinery. Since our acquisition of the Bakersfield Biorefinery on May 7, 2020, we have been engaged in converting and repositioning the refinery into a biorefinery and in further developing our Camelina feedstock production supply chain. Accordingly, in fiscal 2019 and the fiscal year ended December 31, 2020 (“fiscal 2020”) we did not engage in any activities that generated current revenues and, as a result, we had no operating revenues in fiscal 2020 or fiscal 2019. The Bakersfield Biorefinery currently is being retooled and converted from a crude oil refinery into a biorefinery and is not expected to commence operations until early 2022. Therefore, we do not anticipate generating revenues from the operations of the Bakersfield Biorefinery until 2022.

General And Administrative Expenses and Facility Expenses. General and administrative expense consists of expenses generally involving corporate overhead functions and operations. Our general and administrative expenses increased by $5.6 million, or 181%, from $3.1 million in fiscal 2019 to $8.0 million in fiscal 2020. This increase was due to higher payroll costs (we have hired over 50 new employees since May 6, 2020), higher accounting and professional fees, higher insurance, information technology services and general office expenses arising from the ownership of the Bakersfield Biorefinery. We expect that our general and administrative expenses will continue to increase in 2021 as the development of the refinery progresses, and expenses will further increase once the Bakersfield Biorefinery is fully operational. Facility expenses primarily consist of maintenance costs to keep the Bakersfield assets, purchased in May 2020, in an operational mode and expenses normally related to the operations of a refinery. The 2020 facility expense was $3.2 million with no comparable expense in 2019.

Interest Income/Expense. Our net fiscal 2019 and fiscal 2020 interest expenses consisted of accrued interest of $0.4 million and $2.3 million, respectively. Interest expense in fiscal 2019 represented interest accrued from $2.1 million of promissory notes outstanding. However, in May 2020 we entered into the $300 million senior loan and the $65 million mezzanine loan. As of December 31, 2020 we borrowed $151.5 million under the senior credit facility. Accordingly, our interest expense in fiscal 2020 represents interest accrued on the amounts borrowed, including the senior credit facility. During 2021 we expect to use all or substantially all of the credit available to us under these two facilities and, accordingly, we expect that our interest expenses will significantly increase as the outstanding principal balances of the credit facilities increase. While the amount of interest that we have to pay under the two credit facilities will increase, the applicable portion of construction period interest costs will be capitalized into the project under the guidance of the current accounting standards.

Change in Fair Value of Derivative and Class B Units and Finance Charges. In October of 2018 we entered into the Derivative Contract under which we recorded an initial $15.1 million liability associated with opening the derivative position. In 2018 we received $6 million in cash from the derivative transaction and recorded a decrease in the derivative liability, which resulted in $3.2 million of income. However, on December 31, 2019 the value of the derivative liability increased to $24.8 million, which after receiving $4 million in cash, resulted in a charge of $8.9 million, and a change of $12.1 million during the year. We modified the terms of the derivative in October of 2019 and received $4 million in cash from the transaction. As part of the Derivative Contract, we recorded a gain from the change in fair value of the derivative of $5.5 million in 2020 and a finance charge of $8.9 million in 2019. In May 2020 we entered into a senior loan credit facility whereby we issued equity units in a subsidiary. We record these units at their fair value when they are issued or become issuable, and we remeasure the fair value of these units at the end of each reporting period. As of December 31, 2020 we determined that the fair value of the liability of the mandatorily redeemable instruments to be $5.1 million, which was an increase in fair value of $2 million, which was charged to other expenses . We had no comparable expense related to the fair value of Class B units in 2019.

Net losses. For 2020 we incurred an operating loss of $12.2 million, an increase of $7.3 million from our operating loss of $4.9 million in 2019. Our operating loss increased because of the substantial increase in our general and administrative expenses (including facilities costs), the costs related to the retooling of the Bakersfield Biorefinery, and our activities in developing the Camelina farming operations and feedstock program. Our total net loss for the year 2020 was $10.6 million, a decrease of $1.2 million or 10% compared to the $11.8 million loss in 2019. Our net loss for 2020 increased over 2019 primarily due to a reduction in the derivative fair value liability of $5.5 million, a gain on the derivative revaluation of $0.5 million and an expense of $2 million due to the change in fair value of Class B units. These gains offset the higher general and administrative costs incurred in 2020. We expect to continue to incur losses in 2021 while our biorefinery is under construction and therefore not operational.

Liquidity and Capital Resources

As of December 31, 2019 and 2020, we had approximately $0.5 million and $40 million of cash, including $35.6 million of restricted cash, of which $22.7 million is considered as long-term as that cash is more than likely to be spent on the construction project and will be capitalized into the project as spent. On December 31, 2020 we had working capital of negative $5.8 million and negative working capital of $33 million at the end of fiscal 2019.

Our efforts to acquire the Bakersfield refinery commenced in early 2018. Our operating costs, including the costs of the professionals that we engaged, exceeded our capital resources. Accordingly, on October 15, 2018, we entered into a derivative contract with a commodities trading company whereby we received $6 million of cash in exchange for a contract for ultra-low sulfur diesel to be settled beginning in July of 2020. This contract created a net fair value liability of $15.1 million. The purpose of this contract was to obtain the cash the Company needed to pursue the acquisition of the Bakersfield Biorefinery. Because of a delay in completing the purchase of the Bakersfield Biorefinery, we had to unwind the original derivative contract on October 29, 2019 and enter into a new derivative transaction whereby we received an additional cash payment of $4 million. The new derivative contract was amended again on April 20, 2020 and calls for a cash payment of $4.5 million in June 2020 (that we paid) and six equal monthly payments of $3.375 million beginning in May 2022. This payment stream is scheduled to coincide around the commencement of operations and the resulting cash flow of the Bakersfield Biorefinery.

The Bakersfield Biorefinery is currently being retooled and converted from a crude oil refinery into a biofuels refinery. The construction of the Bakersfield Biorefinery is expected to be completed, and the Bakersfield Biorefinery is expected to commence commercial operations in early 2022. Until the Bakersfield Biorefinery is operational, we will not generate any refinery operating revenues. We anticipate that we will generate some revenues in 2021 from sales of Camelina seed, although such revenues are not expected to be significant. During the construction phase of the biorefinery, we will incur significant operating costs and capital expenditures to upgrade the existing equipment and facilities. The expenses that we expect to incur include, among others, the purchase of new biorefinery equipment, the payments to our contractors under the various engineering, procurement and construction agreements that we entered into, the costs of maintaining the existing facility during the construction phase, paying licensing fees, the costs of upgrading the refinery’s rail line and certain pipelines, and making interest and other payments under our senior and mezzanine credit facilities.

In order to fund the cost of acquiring the Bakersfield Biorefinery, converting the existing refinery into a biorefinery, and paying all operating expenses during the preoperational period, in May 2020 we entered into a $300 million senior secured term loan facility with the Senior Lenders and a $65 million secured term loan facility with the Mezzanine Lenders. Our senior and mezzanine lenders have also recently agreed to make an additional $15 million available to us, if requested, to develop the Bakersfield Refinery and our Camelina feedstock program. As of December 31, 2020, we have borrowed $151.5 million under the senior credit facility, of which approximately $45 million was unspent as of the end of 2020. We borrowed approximately $31 million in March 2021 to continue the retooling of the Bakersfield Biorefinery and ongoing operations. As of the date of this Annual Report, we have not yet utilized the mezzanine credit facility or the additional $15 million of available credit the senior and mezzanine lenders have made available to us.

The senior loan bears interest at the rate of 12.5% per annum, payable quarterly. No principal payments are required to be made under the senior loan until maturity. The senior loan matures on November 4, 2026. The mezzanine loan will bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that we may defer up to 2.5% interest to the extent we do not have sufficient cash to pay the interest (any deferred interest will be added to principal). Principal of the mezzanine loans is due at maturity. As additional consideration for the senior loans and mezzanine loans, the senior lenders were issued Class B units (and the mezzanine lenders will be issued Class C Units when we borrow under the mezzanine loans) in our subsidiary that indirectly owns the Bakersfield Biorefinery. The Class B and C Units will not affect our liquidity until the Bakersfield Biorefinery commences operations in 2022. However, since the holders of the Class B and C Units will be entitled to certain priority cumulative distributions, if any, that may be made in the future from the operations of the Bakersfield Biorefinery, distributions made on behalf of the Class B and C Units will reduce the amount of distributions that we may be entitled to receive in the future from the operations of the Bakersfield Biorefinery.

Based on our construction budget (including the purchase orders we have issued for the required equipment) and on our internal projections of our future operating expenses, we anticipated that the $380 million available to us under the senior and mezzanine loans (including the supplemental $15 million) would be sufficient to fund our projected capital expenditures and operating expenses at the Bakersfield Biorefinery until the Bakersfield Biorefinery becomes operational. However, the scope of the Bakersfield Biorefinery has both changed and expanded to include additional capabilities and equipment, which changes may increase the cost of installing, developing and constructing the Bakersfield Biorefinery. In order to be prepared for cost overruns, we have agreed with our senior and mezzanine lenders to establish a $35 million contingency reserve by July 31, 2021 to fund any cost overruns. See “Item 9B. Other Information.” We currently do not have the funds to establish the contingency reserve and will, therefore, have to raise this amount through a public or private sale of our securities. No assurance can be given that we will be able to raise the funds by July 31, 2021, or at all. A portion of GCEH’s corporate overhead has been funded from the senior and mezzanine loan advances, which advances GCEH has agreed to pay to the Bakersfield Biorefinery.

Our transition to profitability is dependent upon, among other things, the successful and timely development and construction of our biorefinery and the future commercialization of the products that we intend to produce at the Bakersfield Biorefinery. In order to ensure that we have a buyer for the renewable diesel produced at our biorefinery, we have entered into an offtake agreement with ExxonMobil Oil Corporation. Under that agreement, ExxonMobil has agreed to purchase a minimum of 105 million gallons per year of renewable diesel from the Bakersfield Biorefinery for a period of five years following the date that the Bakersfield Biorefinery commences commercial operations, with the right to acquire additional volumes. The price of the renewable diesel to be sold to ExxonMobil under the contract is based on a combination of both a fixed price and variable price. The revenues we expect to receive under the offtake agreement, together with our other projected sources of revenues, are expected to fund our anticipated working capital and liquidity needs.

Once completed, the Bakersfield Biorefinery will be able to produce renewable diesel from various renewable feedstocks, such as Camelina oil produced from our patented Camelina varieties, soybean oil, used cooking oil, inedible animal fat, and other vegetable oils. We believe that one of our strategic advantages is that a significant portion of the feedstock expected to be used at our biorefinery will be Camelina grain produced by third party farmers for the Bakersfield Biorefinery using our patented Camelina varieties. However, we anticipate that we will need additional funding for general corporate purposes and to grow our certified Camelina seeds, to enter into agreements with farmers, and to otherwise ramp up the cultivation and production of Camelina. As of the date of this report, we have only secured limited funding for our Camelina production plans. Although we are currently in discussions with certain agri-finance companies, other strategic partners, our existing lenders, and possible third party investors for debt or equity financing for our Camelina operations and corporate purposes, no assurance can be given that we will obtain the necessary funds, or that if we do obtain such funding, that the terms under which we obtain such funding will be beneficial to us.

Inflation and changing prices have had minimal effect on our continuing operations over our two most recent fiscal years.

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

Effective January 1, 2021 Hall & Company Certified Public Accountants and Consultants, Inc. (“Hall & Company”), the Company’s independent registered public accounting firm, merged with and into Macias, Gini & O’Connell, LLC (“MGO”). In the merger, Hall & Company’s audit operations and the professional staff of Hall & Company joined MGO as employees of MGO. Accordingly, effective January 8, 2021, Hall & Company resigned as the Company’s independent registered public accounting firm and MGO became the Company’s independent registered public accounting firm. This change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 8, 2021.

The principal accountant’s reports of Hall & Company on the financial statements of the Company as of and for the years ended December 31, 2019, 2018, 2017, and 2016 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2019, 2018, 2017, and 2016, and through January 8, 2021, there were no disagreements with Hall & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Hall & Company’s satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the fiscal years ended December 31, 2019, 2018, 2017, and 2016, and during the period from the end of the most recently audited fiscal year through January 8, 2021, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2019, 2018, 2017, and 2016, and through January 8, 2021, the Company did not consult with MGO with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of its published consolidated financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management has evaluated the effectiveness of the Company’s ICFR as of December 31, 2019. Management based its assessment on the framework set forth in Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) in conjunction with SEC Release No. 33-8810 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission” (17 CFR PART 241). Because of the material weaknesses described below, management concluded that the Company’s ICFR was not effective as of December 31, 2020:

●	Ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations, and lack of approval of adjusting journal entries. This deficiency also resulted in books not being closed on a timely basis.
●	In completing the closing of our 2020 financial statements, we recorded material adjustments related to the valuation of asset retirement obligations and environmental liabilities and mandatorily redeemable equity instruments. These adjustments were the result of rigorous reviews at year end. However, we note these adjustments also represent corrections to these items being misstated earlier in the year due to a lack of a rigorous review when they were initially recorded.
●	The Company has not performed a risk assessment and mapped our accounting processes to control objectives.

Management believes that the material weaknesses arose because the Bakersfield Biorefinery had minimal controls in place when it was purchased in May 2020, and as of December 31, 2020 the Company had not completed its implementation of all the internal controls and procedures. The Company is taking measures to remediate these deficiencies.

The material weaknesses and other matters impacting the Company’s internal controls may cause it to be unable to report its financial information on a timely basis and thereby subject it to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange or quotation service listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements. Confidence in the reliability of the Company’s financial statements may suffer due to the Company’s reporting of material weaknesses in its internal controls over financial reporting. This could materially adversely affect the Company and lead to a decline in the price of its Common Stock.

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

Management’s Plan for Remediation of Material Weaknesses

The Company has taken the following actions, and continues to be engaged in, making necessary changes and improvements to its internal control system to address the material weakness in ICER described above. These actions include:

(a)	The Company has hired additional financial and accounting personnel who are experienced in U.S. GAAP financial reporting, including additional personnel in the Company’s newly established accounting department. The Company is evaluating its accounting personnel to remediate the identified weaknesses;

(b)	The Company has purchased and installed a new financial reporting and accounting system and is implementing more robust financial reporting, accounting and management controls over its accounting and financial reporting functions at all of its facilities. The Company is evaluating its necessary approval control procedures;

(c)	The Company has engaged the necessary independent valuation experts to value the Company’s asset retirement obligations, environmental liabilities and/or certain financial instruments.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2020, we enhanced the reporting structure of our accounting system, and began the implementation of other financial reporting tools. Other than these changes, there were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Issuance of Shares: On March 26, 2021, we issued 1,586,786 shares of the Company’s Common Stock to the holder of a convertible promissory note upon the conversion of the entire outstanding balance, principal and accrued interest, of that note ($470,115).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position held by each of GCEH’s current executive officers and directors as of March 31, 2021. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
David R. Walker (1)	76	Chairman of the Board
Richard Palmer	60	President, Chief Executive Officer, and Director
Martin Wenzel	63	Director
Noah Verleun	38	Executive Vice President-Development & Regulatory Affairs
Ralph Goehring	64	Vice President-Finance, and Chief Financial Officer,

(1)	Member of our Audit Committee

Mr. Palmer and Mr. Goehring also serve as the President, Chief Executive Officer and as the Chief Financial Officer, respectively, of all of the Company’s principal subsidiaries.

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

Richard Palmer

Richard Palmer was appointed as our President and Chief Operating Officer in September 2007 and has been a member of the Board of Directors since September 2007. Mr. Palmer became our Chief Executive Officer in December 2007. Prior to joining the Company in 2007, Mr. Palmer was a co-founder of Mobius Risk Group, LLC, an energy risk advisory services consulting company that was formed in January 2002 and was a principal and Executive Vice President of that consulting company until September 2007. From 1997 to 2002, Mr. Palmer was a Senior Director at Enron Energy Services. Prior thereto, from 1995 to 1996 Mr. Palmer was a Vice President of Bentley Engineering, and a Senior Vice President of Southland Industries from 1993 to 1996. Mr. Palmer received his designation as a Certified Energy Manager in 1999, holds two Business Management Certificates from University of Southern California’s Business School, and is an active member of both the American Society of Plant Biologists, and the Union of Concerned Scientists. Mr. Palmer is Trustee & President of the Center for Sustainable Energy Farming (CFSEF), a non-profit research institute dedicated to sustainable communities, fueled by socially responsible clean energy. In February 2013, Mr. Palmer joined the RSB Services Foundation’s Board of Directors and held the Chairman role from April until December 2013. RSB Services acted as the implementing entity of the Roundtable on Sustainable Biofuels (RSB) sustainability certification until December 2013.

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

Ralph Goehring

Ralph Goehring joined the Company on May 20, 2020 and was appointed Vice President-Finance and Chief Financial Officer on July 10, 2020. From 2010 until his appointment to GCEH, Mr. Goehring was the Chief Executive Officer and majority owner of SandDollar Financial LLC, a company that provided accounting and financial reporting services to energy related firms. From 1987 until 2008, Mr. Goehring worked at Berry Petroleum Company, first as Manager of Tax (1987-1992), and thereafter as Chief Financial Officer (1992-2008). Prior to joining Berry Petroleum Company, Mr. Goehring was a Senior Tax Accountant at Arthur Andersen & Co. Mr. Goehring holds a Bachelor of Business Administration degree from the University of California, Berkeley, and is a CPA.

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

Based solely on information provided to us by our officers and directors and our review of copies of reporting forms received by us, we believe that during the fiscal year ended December 31, 2020, our officers and directors failed to timely file the following forms under Section 16(a): Ralph Goehring failed to timely file a Form 3 upon his appointment as the Company’s Chief Financial Officer and Noah Verleun failed to timely file a Form 3 upon his appointment as an executive officer of GCEH, and thereafter failed to file a Form 4 upon the exercise of certain options for the purchase of shares of Common Stock.

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

Adherence to ESG principles.

We believe that (i) our impact on the environment, (ii) how we manage our relationships with employees, suppliers, customers and the communities in which we operate, and (iii) the accountability of our leadership to our stockholders are important to our stockholders and the success of business. We believe that our business goal of reducing the carbon intensity of transportation fuels and reducing greenhouse gases is a key component of our environmental, social and governance (“ESG”) program. Our workforce is critical to our success, and we are committed to fostering a culture of safety, diversity and inclusion that makes our employees feel safe, empowered and engaged. We plan to report how we oversee and manage ESG factors material to our business.

Board Committees

Our Board of Directors has an Audit Committee, but does not currently have a Compensation Committee or a Nominating Committee.

Audit Committee. Our Audit Committee operates pursuant to a written charter. Among other things, the Audit Committee is responsible for:

●	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	hiring our independent registered public accounting firm, and coordinating the oversight and review of the adequacy of our internal control over financial reporting with both management and the independent registered public accounting firm; and

●	reviewing and, if appropriate, approving all transactions between our company or its subsidiaries and any related party.

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

Summary Compensation Table.

Summary of Cash and Other Compensation. The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, (ii) for the two most highly compensated executive officers, other than our Chief Executive Officer, who was employed with the Company on December 31, 2020 and who earned over $100,000 during the fiscal year ended December 31, 2020, and (iii) for up to two other executive officers who earned over $100,000 during the December 31, 2020 fiscal year but were no longer employed with the Company on December 31, 2020 (the foregoing executives are herein collectively referred to as the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)		Bonus Paid or Accrued ($)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Richard Palmer	2020	332,740		175,000	—	—	21,089	528,829
President and Chief Executive Officer	2019	300,000		350,000	—	—	—	650.000

Ralph Goehring Chief Financial Officer (1)	2020	138,750		—	—	52,694	25,810	217,254

Noah Verleun	2020	263,397		155,000			18,294	436,691
Executive Vice President	2019	176,538	(3)	—	—	245,317	—	421,855

(1)	Mr. Goehring joined the Company on May 20, 2020 and was appointed as the Company’s Chief Financial Officer on July 10, 2020.
(2)	Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures. For assumptions used in determining grant date fair market value, refer to Note G of Notes to the Financial Statements included in this Annual Report. The amounts reported for these options may not represent the actual economic values that our Named Executive Officers will realize from these options as the actual value realized will depend on our performance, stock price and their continued employment.
(3)	Mr. Verleun was appointed as GCEH’s Senior Vice President in January 2019 and as GCEH’s Executive Vice President-Development & Regulatory Affairs in May 2020.

Option Grants

Mr. Goehring was granted an option to purchase 100,000 shares of the Company’s common stock under the Company’s 2020 Equity Incentive Plan, which options (i) have an exercise price of $0.932 (equal to the closing market price on the date prior to the first day of Mr. Goehring’s employment with the Company), (ii) have a five year term, and (iii) vest in twelve equal quarterly installments commencing with the fiscal quarter ending June 30, 2020.

Holdings of Previously Awarded Equity

The following table sets forth information as of December 31, 2020, concerning unexercised options, unvested stock and equity incentive plan awards for our Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2020

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Richard Palmer	11,000,000	0	—	$0.154	10/15/23
Ralph Goehring	25,000	75,000	—	$0.932	05/18/25
Noah Verleun	5,000,000 687,500 181,964	0 312,500 93,750	— — —	$0.200 $0.165 $0.035	01/14/24 04/09/24 09/16/23

Director Compensation.

Pursuant to GCEH’s director compensation policy, in 2019 and 2020 each non-employee director earned $24,000 per year for serving on the Board, and was entitled to an annual grant of options to acquire 50,000 shares of Common Stock. Directors who are employed by the Company as officers or employees are not entitled to any compensation for serving on the Board of Directors. Dave Walker, the Chairman of the Board, served as only non-employee director in 2019 and in 2020 until Martin Wenzel was appointed on May 7, 2020. Until his appointment as a director, Mr. Wenzel served as an advisor to the Board pursuant to a 2019 Board Advisor Agreement. Under the Board Advisor Agreement, Mr. Wenzel was granted a five-year non-qualified stock option to purchase 50,000 shares at an exercise price of $0.80 per share, which option automatically vested upon Mr. Wenzel’s appointment to the Board. The following table sets forth information concerning the compensation paid to Messrs. Walker and Wenzel in each 2019 and 2020 for services rendered as a director. Richard Palmer, who has served as a director and as our President and Chief Executive Officer was not compensated for his services as a director; his compensation as an officer is described above in the Summary Compensation Table.

DIRECTOR COMPENSATION FOR FISCAL YEARS 2020 and 2019

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)(2)	All Other Compensation	Total

David R. Walker	2020	$24,000	—	$22,065	—	$46,065
	2019	$24,000	—	$23,427	—	$47,427
Martin Wenzel	2020	$15,550	—	$22,065(3)	—	$37,615
Total		$63,550	—	$67,557	—	$131,107

(1)	This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 8 of our financial statements in this Annual Report. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.
(2)	Pursuant to the company’s director compensation, each non-employee director is entitled to an annual grant of options to acquire 50,000 shares.
(3)	Excludes the five-year non-qualified stock option to purchase 50,000 shares that Mr. Wenzel was granted in 2019 as an advisor to the Board, which option automatically vested upon Mr. Wenzel’s appointment to the Board.

Employment Agreements

Richard Palmer. On October 16, 2018, GCEH and Mr. Palmer entered into a new Executive Employment Agreement (the “2018 Employment Agreement”) that replaced the 2014 Employment Agreement. Under the 2018 Employment Agreement, Mr. Palmer agreed to serve as the Company’s President and Chief Executive Officer through October 15, 2023 at an annual base salary of $300,000 per year. Upon the closing of the Acquisition, on May 7, 2020 GCEH and Mr. Palmer amended the 2018 Employment Agreement to increase Mr. Palmer’s annual base salary to $350,000, effective immediately. Under the 2018 Employment Agreement, Mr. Palmer is entitled to receive an annual bonus if he meets certain performance targets. The target annual bonus amount is 50% of Mr. Palmer’s base salary, subject to the Board’s discretion to increase the amount of the bonus or adjust the performance criteria. If Mr. Palmer’s employment is terminated as a result of his death or disability, or by him for “Good Reason” as defined in the 2018 Employment Agreement, in addition to receiving a payment of all outstanding sums due and owing to him at the time of separation, GCEH is required to pay Mr. Palmer (or his estate) an amount equal to twelve (12) months of Mr. Palmer’s then-current base salary in the form of salary continuation, plus payment of Mr. Palmer’s and his family’s medical insurance premiums. If Mr. Palmer’s employment is terminated for death or disability, Mr. Palmer or his estate will also be entitled to retain any stock options that have vested as of the date of termination.

Under the 2018 Employment Agreement, the Company agreed to grant, and did grant, Mr. Palmer a five-year non-qualified stock option (“Option”) to purchase 11 million shares of Common Stock at an exercise price of $0.154, subject to the Company’s achievement of certain market capitalization goals. Under the Option, the Option would vest with respect to 4 million shares when the Company’s market capitalization first reaches $7 million, another 4 million shares would vest when the Company’s market capitalization reaches $15 million, and 3 million shares would vest when the Company’s market capitalization first reaches $25 million. The Company’s market capitalization has exceeded each of the foregoing levels and, accordingly, the Option has fully vested.

Noah Verleun. Effective January 15, 2019, the Company entered into a three-year employment agreement with Noah Verleun, the Company’s Executive Vice President, which agreement was amended on May 7, 2020. Under the employment agreement, Mr. Verleun is currently paid an annual base salary of $310,000 and is entitled to receive an annual bonus of up to 50% of his annual base salary if Mr. Verleun meets certain performance targets. In order to be eligible to receive a bonus, Mr. Verleun must be employed by the Company on the last day of the year in which the bonus is earned. If Mr. Verleun’s employment is terminated by him for “Good Reason” as defined in the Verleun Agreement, in addition to receiving a payment of all outstanding sums due and owing to him at the time of separation, the Company is required to pay Mr. Verleun (or his estate) an amount equal to four months of Mr. Verleun’s then-current base salary in the form of salary continuation, plus payment of Mr. Verleun’s and his family’s medical insurance premiums. If Mr. Verleun’s employment is terminated for death or disability, Mr. Verleun or his estate shall be entitled to the same four month’s salary, and he will be entitled to retain any stock options that have vested as of the date of termination.

Under Mr. Verleun’s employment agreement, the Company agreed to grant, and did grant, Mr. Verleun a five-year non-qualified stock option to purchase 5 million shares of Common Stock at an exercise price of $0.2, subject to the Company’s achievement of certain market capitalization goals. The foregoing option was scheduled to vest in three tranches when the Company’s market capitalization reached $7 million, $15 million, and $25 million. The Company’s market capitalization has exceeded each of the foregoing levels and, accordingly, Mr. Verleun’s options to purchase the foregoing 5 million shares have fully vested.

Ralph Goehring. On May 20, 2020, the Company hired Ralph Goehring as GCEH’s Vice President Finance and Chief Financial Officer. Mr. Goehring is an at-will employee. In addition to his duties as an officer of GCEH, Mr. Goehring also will be responsible for financial and accounting matters for BKRF and the other entities affiliated with BKRF. Mr. Goehring annual base salary is $225,000 per year. He is also entitled to a discretionary annual bonus, in an amount up to 25% of his annual salary, based on the Company’s performance. Upon joining GCEH, Mr. Goehring was granted an incentive stock option to purchase 100,000 shares of Common Stock under GCEH’s 2020 Equity Incentive Plan. The foregoing options have an exercise price of $0.932 (the closing trading price on the day prior to the date that his employment commenced), a five-year term, and vest over three years.

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

2010 Equity Incentive Plan

On May 13, 2010, our Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”) pursuant to which the Board of Directors reserved an aggregate of 2,000,000 shares of Common Stock for future issuance. The 2010 Plan was approved by our stockholders at the Annual Meeting of Stockholders held in November 2010. The 2010 Plan provided for awards of incentive stock options, non-qualified stock options, and stock appreciation rights. At the time that the 2010 Plan expired on May 12, 2020, options for the issuance of all 2,000,000 shares authorized by the 2010 Plan had been granted. As of December 31, 2020, 100,000 options were outstanding under the 2010 Plan and, since the 2010 Plan has expired, no additional awards may be made under the 2010 Plan.

2020 Equity Incentive Plan

On April 10, 2020, GCEH’s Board of Directors adopted the “Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan” (the “2020 Plan”) pursuant to which the Board of Directors reserved an aggregate of 2,000,000 shares of Common Stock for future issuance. The 2020 Plan was approved by the Company’s stockholders on November 17, 2020 at GCEH’s annual meeting of stockholders. As of December 31, 2020, GCEH has issued options to purchase 1,054,000 shares under the 2020 Plan. Except with respect to awards then outstanding, unless sooner terminated, the 2020 Plan will expire on April 9, 2030, and no further awards may be granted after that date.

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

Annual Compensation to Non-Employee Directors; Limitation on Annual Stock Awards to Participants

The 2020 Plan provides that the compensation payable by us to a non-employee director for services performed as a non-employee director, including, without limitation, the grant date value (determined under U.S. generally accepted accounting principles) of awards, cash retainers, committee fees and other compensation, shall not exceed $500,000 in the aggregate during any calendar year. Furthermore, the 2020 Plan provides that a maximum of 100,000 shares of our common stock subject to options and other stock awards may be granted to any non-employee director during any calendar year. The 2020 Plan also provides that no officer, employee or consultant may be granted stock awards covering more than 500,000 shares of our common stock during any calendar year pursuant to stock options, stock appreciation rights and other stock awards.

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

Stock Available for Awards

The total number of shares of our common stock reserved for issuance under the 2020 Plan will consist of 2,000,000 shares (the “Share Reserve”). The shares of common stock subject to stock awards granted under the 2020 Plan that expire, are forfeited because of a failure to vest, or otherwise terminate without being exercised in full will return to the Share Reserve and be available for issuance under the 2020 Plan. However, any shares that are withheld to satisfy tax requirements or that are used to pay the exercise or purchase price of a stock award will not return to the 2020 Plan.

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

Tax Limitations on Incentive Stock Options

The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to incentive stock options that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. The options or portions of options that exceed this limit are generally treated as nonstatutory stock options. All of the shares authorized under the 2020 Plan may be granted as incentive stock options. No incentive stock option may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any affiliate unless the following conditions are satisfied:

●	The option exercise price must be at least 110% of the fair market value of the stock subject to the option on the date of grant; and

●	The term of any incentive stock option award must not exceed five years from the date of grant.

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

Corporate Transactions; Changes in Control

Corporate Transaction. In the event of certain significant corporate transactions, the Board of Directors has the discretion to take one or more of the following actions with respect to outstanding stock awards under the 2020 Plan:

●	Arrange for assumption, continuation, or substitution of a stock award by a surviving or acquiring entity (or its parent company);

●	Arrange for the assignment of any reacquisition or repurchase rights applicable to any shares of our common stock issued pursuant to a stock award to the surviving or acquiring corporation (or its parent company);

●	Accelerate the vesting and exercisability of a stock award followed by the termination of the stock award;

●	Arrange for the lapse of any reacquisition or repurchase rights applicable to any shares of our common stock issued pursuant to a stock award; and

●	Arrange for the surrender of a stock award in exchange for a payment equal to the excess of (1) the value of the property the holder of the stock award would have received upon the exercise of the stock award, over (2) any exercise price payable by such holder in connection with such exercise.

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

The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 31, 2021 by (a) each person known by us to own beneficially 5% or more of each class of our outstanding voting shares (i.e. Common Stock and our Series B Preferred Stock), (b) each of our named executive officers listed in the Summary Compensation Table and each of our directors and (c) all executive officers and directors of GCEH as a group. As of March 31, 2021, there were 37,436,875 shares of Common Stock issued and outstanding. As of the same date, there were 13,000 shares of our Series B Preferred Stock issued and outstanding, which shares of preferred stock were convertible into an aggregate of 1,181,818 shares of Common Stock. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class of Common Stock

Preferred Stock:

Corporativo LODEMO S.A DE CV Calle 18, #201-B x 23 y 25, Colonias Garcia Gineres, C.P. 97070 Merida, Yucatan, Mexico	909,099	(3)	2.4%

Greenrock Capital Holdings LLC 10531 Timberwood Circle, Suite D Louisville, Kentucky 40223	272,728	(4)	.*

Common Stock:

Pacific Sequoia Holdings LLC 250 University Avenue, Palo Alto, CA 94301	4,000,000	(5)	10.7%

Roll Energy Investments LLC 11444 West Olympic Boulevard, 10th Floor Los Angeles, California 90064	3,309,450		8.8%

Michael Zilkha 1001 McKinney, Suite 1900 Houston TX 77002	5,238,355		14.0%

Directors/Named Executive Officers:

Richard Palmer	23,123,672	(6)	41.4%
David R. Walker	340,354	(7)	*
Martin Wenzel	100,000	(8)	*
Noah Verleun	7,026,086	(9)	16%
Ralph Goehring	33,333	(8)	*
All Named Executive Officers and Directors as a group (5 persons)	30,623,445	(10)	49.1%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each person listed is c/o Global Clean Energy Holdings, Inc., 2790 Skypark Drive, Torrance, California, 90505.
(2)	For purposes of this table, shares of Common Stock are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares of Common Stock are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares upon exercise or conversion of a security within 60 days of March 31, 2021.
(3)	Consists of 909,091 shares of Common Stock that may be acquired upon the conversion of shares of Series B Preferred Stock. Corporativo LODEMO, controlled by Emilio Alberto Loret, owns 10,000 shares of our Series B Preferred Stock, which represents 76.92% of the issued and outstanding shares of that class of securities.
(4)	Consists of 272,728 shares of Common Stock that may be acquired upon the conversion of shares of Series B Preferred Stock. Greenrock, controlled by Chad Middledorf, owns 3,000 shares of our Series B Preferred Stock, which represents 23.08% of the issued and outstanding shares of that class of securities.
(5)	Based on information disclosed in a Schedule 13G jointly filed with the SEC on February 1, 2019 by Pacific Sequoia Holdings LLC (“PSH”), Jeffrey S. Skoll, and GrowthWorks Canadian Fund Ltd. (“GWC”), according to which PSH, Mr. Skoll and GWC share voting and dispositive control over the shares. Jeffrey S. Skoll, as the indirect sole member of PSH, may be deemed to share the power to direct the voting or disposition of the shares on behalf of PSH. The address of PSH and Jeffrey S. Skoll is 250 University Avenue, Palo Alto, CA 94301. The address of GWC is McCarthy Tétrault LLP, Box 48, Suite 5300, Toronto Dominion Bank Tower, Toronto, ON M5K 1E6.
(6)	Includes 7,345,148 shares that may be acquired upon the conversion of the principal balance, plus all accrued interest, under an outstanding convertible promissory note, and 11,000,000 shares that may be acquired upon the exercise of currently exercisable options.
(7)	Includes 250,000 shares that may be acquired upon the exercise of options that were vested as of March 31, 2021.
(8)	Consists of shares that may be acquired upon the exercise of options.
(9)	Includes 6,250,000 shares that may be acquired upon the exercise of currently exercisable options.
(10)	Includes (i) 17,633,333 shares that may be acquired upon the exercise of currently exercisable options, and (ii) 7,345,148 shares that may be acquired upon the conversion of the principal balance, plus all accrued interest, under an outstanding convertible promissory note.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Martin Wenzel was appointed to the Board of Directors on May 7, 2020. Until his appointment as a director, Mr. Wenzel served as an advisor to the Board pursuant to that certain Board Advisor Agreement, dated June 21, 2019. Under the Board Advisor Agreement, Mr. Wenzel was granted a five-year non-qualified stock option to purchase 50,000 shares, which option automatically vested upon Mr. Wenzel’s appointment to the Board. The foregoing options have an exercise price of $0.80 per share.

Director Independence

Common Stock is quoted on the OTCQB Venture Market. The OTCQB Venture Market does not maintain any standards regarding the “independence” of the directors on GCEH’s Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

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

Our Board of Directors has determined that Mr. Walker, a non-employee director, is an independent director as defined in the Nasdaq rules relating to director independence. In addition, the Board believes that Mr. Wenzel is an independent director under Nasdaq’s rules. Although Mr. Wenzel served as an advisor to the Board in 2019 and 2020, his sole compensation for such services consisted of the grant of options having a value of less than $120,000. While Mr. Wenzel is independent for the purposes of serving on the Board, he is not eligible to serve as an independent director on the Company’s Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Hall & Company Certified Public Accountants and Consultants, Inc. (“Hall & Company”) has served as the Company’s independent registered public accounting firm since 2014, Effective January 1, 2021, Hall & Company merged with and into Macias, Gini & O’Connell, LLC (“MGO”), and Hall & Company’s audit operations and the professional staff of Hall & Company joined MGO. Accordingly, since January 8, 2021 MGO has been the Company’s independent registered public accounting firm. Aggregate fees billed to us by Hall & Company and MGO with respect to our 2019 and 2020 fiscal years were as follows:

	2019	2020
Audit Fees	$220,000	$165,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	2,650
Total	$220,000	$167,650

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

During the periods covered by this Form 10-K, the Company’s Audit Committee only had one member. Because of the size of the Board and a one-member Audit Committee, all of the audit-related services and other services described in the above table were pre-approved by our Board, including the sole member of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements. Reference is made to the Index to Consolidated Financial Statements of the Company attached hereto following the signature page of the Annual Report.

(2)	Financial Statement Schedule. All consolidated financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the Consolidated Financial Statements of the Company attached hereto following the signature page of the Annual Report.

(b)	The exhibits listed in the Exhibit Index below are filed with, or are incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger regarding the reincorporation of Registrant as a Delaware corporation (incorporated herein by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).
3.1	Certificate of Incorporation (incorporated herein by reference to Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).
3.2	Certificate of Amendment to its Certificate of Incorporation
3.3	Bylaws (incorporated herein by reference to Appendix E to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).
4.1	Specimen stock certificate (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)
4.2	Description of the Securities of Global Clean Energy Holdings, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)
10.1	Office Lease, dated as of February 2, 2014, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015, and incorporated herein by reference)
10.2	First Amendment to Office Lease, dated as of January 15, 2019, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)
10.3	Second Amendment to Lease, dated May 1, 2019, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)
10.4	Global Clean Energy Holdings, Inc. 2010 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).#

10.5	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference) #
10.6	Omitted
10.7	Employment Agreement, dated October 15, 2018, by and between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#
10.8	Amendment No. 1 to Employment Agreement, dated May 7, 2020, by and between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#
10.9	Convertible Promissory Note, dated October 16, 2018, issued by Global Clean Energy Holdings, Inc. to Richard Palmer (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#
10.10	Employment Agreement, dated January 15, 2018, by and between Global Clean Energy Holdings, Inc. and Noah Verleun (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#
10.11	Amendment No. 1 to Employment Agreement, dated May 7, 2020, by and between Global Clean Energy Holdings, Inc. and Noah Verleun (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#
10.12	Offer Letter, dated May 17, 2020, by and between Global Clean Energy Holdings, Inc. and Ralph Goehring (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#
10.13	Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule PRE 14A filed with the Commission on July 30, 2020)#
10.14	Form of Stock Option Grant Notice of Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan*
10.15	Share Purchase Agreement, dated April 29, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)
10.16	First Amendment to Share Purchase Agreement, dated as of September 27, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.17	Second Amendment to Share Purchase Agreement, dated as of October 4, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)
10.18	Third Amendment to Share Purchase Agreement, dated as of October 11, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)
10.19	Fourth Amendment to Share Purchase Agreement, dated as of October 28, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)
10.20	Fifth Amendment to Share Purchase Agreement, dated as of March 23, 2020, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)
10.21	Sixth Amendment to Share Purchase Agreement, dated as of May 4, 2020, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)
10.22	Control, Operation And Maintenance Agreement, dated May 4, 2020, by and between GCE Operating Company, LLC and BKRF OCB, LLC (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)
10.23	Call Option Agreement, dated May 7, 2020, by and among Global Clean Energy Holdings, Inc., Alon Paramount Holdings, Inc., and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)
10.24	Credit Agreement, dated as of May 4, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein*†(filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)
10.25	Credit Agreement, dated as of May 4, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)†
10.26	Product Offtake Agreement, dated as of April 10, 2019, between ExxonMobil Oil Corporation and GCE Holdings Acquisitions LLC (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)†
10.27	Engineering, Procurement and Construction Agreement, dated April 30, 2020, between ARB, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)†

10.28	License Agreement, dated October 24, 2018, between Haldor Topsoe A/S and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)†
10.29	Amendment No. 1 to Credit Agreement and Waiver, dated as of July 1, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein*
10.30	Amendment No. 1 to Credit Agreement, dated as of September 28, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein*
10.31	Amendment No. 2 to Credit Agreement, dated as of September 28, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein*
10.32	Amendment No. 3 to Credit Agreement, dated as of March 27, 2021, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein*
10.33	Consent No. 2 And Amendment No. 2 To Credit Agreement, dated as of March 27, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein*
21.1	Subsidiaries of Registrant*
23.1	Consent of Hall & Company Certified Public Accountants, Inc.*
23.2	Consent of Macias, Gini & O’Connell, LLC*
24.1	Power of Attorney (included on signature page)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from the Annual Report on Form 10-K of Global Clean Energy Holdings, Inc. for the years ended December 31, 2020 and 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2020 and 2019; (2) Statements of Income for the years ended December 31, 2020 and 2019; (3) Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019; (4) Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (5) Notes to Financial Statements.

*	Filed herewith

†	Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions are (i) not material and (ii) would be competitively harmful if publicly disclosed.

#	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

April 12, 2021	By:	/s/ RICHARD PALMER
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD PALMER	President and Chief Executive Officer	April 12, 2021
Richard Palmer	(Principal Executive Officer) and Director

/s/ RALPH GOEHRING	Chief Financial Officer	April 12, 2021
Ralph Goehring	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID WALKER	Chairman, the Board of Directors	April 12, 2021
David Walker

/s/ MARTIN WENZEL	Director	April 12, 2021
Martin Wenzel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of directors and Shareholders

Global Clean Energy Holdings, Inc., and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Global Clean Energy Holdings, Inc., and Subsidiaries (the "Company") as of December 31, 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Environmental Liabilities and Asset Retirement Obligations

Description of the Matter

At December 31, 2020, environmental remediation liabilities and asset retirement obligations (described in Note A and Note I) totaled $42.8 million. Evaluating environmental remediation liabilities and asset retirement obligations involve a great amount of judgement regarding the extent of contamination, the nature and extent of required cleanup efforts under existing environmental regulations, the duration and effectiveness of the chosen remedial strategy, and changes in environmental regulations. The Company uses engineering studies, historical experience and other factors to identify and evaluate remediation alternatives and their related costs in determining the estimated environmental and asset retirement obligations.

We identified the evaluation of the environmental remediation liability as a critical audit matter. Subjective auditor judgment was required to evaluate the assumptions, specifically those related to the anticipated remediation activities and the cost of those activities. These assumptions include a range of potential outcomes and a revision to the assumptions could have a material impact on the financial statements.

How We Addressed the Matter in Our Audit

To address this critical audit matter, we engaged an engineering and science consulting firm with specialized skills and knowledge, that assisted in (1) assessing the Company’s environmental specialist’s qualifications, and (2) evaluating management’s assessment of their environmental remediation liabilities and asset retirement obligations.

Valuation of Class B Units

Description of the Matter

As described in Note E, during 2020, the Company issued certain mandatorily redeemable equity instruments of one its subsidiaries, consisting of a total of 151.5 million Class B Units to its senior lender. The Company is obligated to issue additional units for every dollar advanced under its senior credit facility. The Company is required to make distributions to the holders of the Class B Units to the extent that there is available cash and estimates that the total distributions on all Class B Units that will ultimately be made range from $4 million to $174 million, depending on numerous factors. For accounting purposes, these mandatorily redeemable equity instruments have been classified as liabilities. At December 31, 2020, the aggregate fair value of these mandatorily redeemable equity instruments totaled $5.1 million.

We identified the valuation of these mandatorily redeemable equity instruments as a critical audit matter. Subjective auditor judgment was required to evaluate the assumptions used in the valuation.

How We Addressed the Matter in Our Audit

To address this critical audit matter, we engaged a valuation firm with specialized skill and knowledge, that assisted in reviewing the management specialist’s valuation and assessing: 1) that their valuation complies with prevailing professional standards and accepted valuation methodology; 2) that the valuation procedures and methods used have been applied correctly; and 3) that the underlying data, inputs and computations are accurate, and the resulting conclusion regarding fair value is reasonable.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2015.

Irvine, CA

April 12, 2021

Report of Independent Registered Public Accounting Firm

Board of directors and Shareholders

Global Clean Energy Holdings, Inc., and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Global Clean Energy Holdings, Inc., and Subsidiaries (the "Company") as of December 31, 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Hall & Company

We have served as the Company’s auditor since 2015

Irvine, CA

October 6, 2020

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,370,519	$457,331
Accounts receivable	143,823	—
Restricted cash	12,943,222	—
Inventory	846,197	22,942
Investment in farming activities	404,258	—
Prepaid Expenses	5,027,294	—
Total Current Assets	22,735,313	480,273

RESTRICTED CASH, net of current portion	22,668,984	—
DEBT ISSUANCE COSTS	840,211	500,000
RIGHT-OF-USE ASSET	51,611	82,450
INTANGIBLE ASSETS, NET	4,180,746	2,501,592
LONG TERM DEPOSITS	628,382	3,253,253
PROPERTY, PLANT AND EQUIPMENT, NET	138,972,675	2,588,441
ADVANCES TO CONTRACTORS	16,000,000	—

TOTAL ASSETS	$206,077,922	$9,406,009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,597,951	$5,568,128
Lease liabilities	52,653	82,882
Notes payable	4,198,113	1,369,856
Convertible notes payable	1,697,000	1,697,000
Derivative liability	—	24,767,000
Total Current Liabilities	28,545,717	33,484,866

LONG-TERM LIABILITIES
Mandatorily redeemable equity instruments of subsidiary	5,123,000	—
Long-term debt, net	16,155,138	—
Long-term debt, net (credit facility)	146,769,225	—
Asset retirement obligations, net of current portion	17,762,977	—
Environmental liabilities, net of current portion	20,455,938	—
TOTAL LIABILITIES	234,811,995	33,484,866

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized Series B, convertible; 13,000 shares issued and outstanding (aggregate liquidation preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized; 35,850,089 and 34,402,943 shares issued and outstanding, respectively	358,499	344,029
Additional paid-in capital	37,139,854	31,259,365
Accumulated deficit	(66,232,439)	(55,682,264)
Total Stockholders’ Deficit	(28,734,073)	(24,078,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$206,077,922	$9,406,009

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019

REVENUE	$—	$—

OPERATING EXPENSES
General and Administrative	7,972,776	3,061,580
Facilities expense	3,233,961	—
Depreciation	118,447	—
Amortization of intangible assets	251,354	245,226
Preliminary stage acquisition costs	—	1,625,834
Other operating expenses	111,497	—
Total Operating Expenses	11,688,035	4,932,640

OPERATING LOSS	(11,688,035)	(4,932,640)

OTHER INCOME (EXPENSE)
Other income (expense), net	3,551	—
Interest expense, net	(2,832,398)	(439,479)
Gain in derecognition of derivative liabilities	512,363	—
Gain on settlement of liabilities	—	(2,430,300)
Change in fair value of Class B Units	(2,021,656)	—
Change in fair value of derivative and finance charges related to derivative liability	5,476,000	(8,850,000)
Other Income (Expense), Net	1,137,860	(6,859,179)

NET LOSS	$(10,550,175)	$(11,791,819)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net loss per common share	$(0.30)	$(0.34)

BASIC WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	35,619,270	34,278,971

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Years Ended December 31, 2020 and 2019

					Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	13,000	$13	34,152,943	$341,529	$30,669,220	$(43,890,445)	$(12,879,683)

Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	577,645	—	577,645

Exercise of stock options	—	—	250,000	2,500	12,500	—	15,000

Net loss for the year ended December 31, 2019	—	—	—	—	—	(11,791,819)	(11,791,819)

Balance at December 31, 2019	13,000	$13	34,402,943	$344,029	$31,259,365	$(55,682,264)	$(24,078,857)

Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	326,486	—	326,486

Exercise of stock options	—	—	1,447,017	14,470	76,326	—	90,796

Option grants for investment in subsidiaries	—	—	—	—	5,477,677	—	5,477,677

Net loss for the year ended December 31, 2020	—	—	—	—	—	(10,550,175)	(10,550,175)

Balance at December 31, 2020	13,000	$13	35,849,960	$358,499	$37,139,854	$(66,232,439)	$(28,734,073)

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
Operating Activities:
Net loss	$(10,550,175)	$(11,791,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	326,486	577,645
Depreciation and amortization	360,375	246,932
Accretion of asset retirement obligations	652,000	—
Gain on settlement of liabilities	(512,363)	(2,430,300)
Change in fair value of derivative liability	(5,476,000)	8,850,000
Change in fair value of Class B Units	2,021,656	—
Changes in operating assets and liabilities:
Accounts receivable	(143,823)	—
Inventories	(823,255)	—
Farming activities	(404,258)	—
Prepaid expenses	(702,612)	—
Deposits and other assets	(875,129)	—
Accounts payable and accrued expenses, interest and compensation	12,430,823	2,099,394
Asset retirement obligations	(135,000)	—
Environmental liabilities	(694,999)	—
Lease liabilities and assets	610	—
Other operating activities	—	431
Net Cash Used in Operating Activities	(4,525,664)	(2,447,717)
Investing Activities:
Pre-acquisition costs and deposit on refinery acquisition	—	(5,836,441)
Cash paid for acquisition of Alon Bakersfield Property, Inc.	(36,500,000)	—
Advances to contractors, net	(16,000,000)	—
Property, plant and equipment	(45,569,854)	—
Net Cash Used in Investing Activities	(98,069,854)	(5,836,441)
Financing Activities:
Proceeds received from derivative forward contract	—	4,000,000
Proceeds received from exercise of stock options	90,796	15,000
Payments on notes payable and long-term debt	(5,976,689)	—
Long-term debt (credit facility)	151,430,016	—
Payments on debt issuance costs	(4,423,211)	(500,000)
Net Cash Provided by Financing Activities	141,120,912	3,515,000

Net Change in Cash and Cash Equivalents	38,525,394	(4,769,158)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	457,331	5,226,489
Cash and Cash Equivalents and Restricted Cash at End of Period	$38,982,725	$457,331

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	7,989,794	—
Cash Paid for Income Tax	—	—

Supplemental Non-cash Investing and Financing Activities:

During the year ended December 31, 2020, in connection with the Company’s purchase of Alon Properties, Inc., in addition to the cash paid, the Company assumed asset retirement obligations and environmental liabilities of $43.9 million, and issued options with a fair value of $5.5M. The purchase included the acquisition of property and equipment of $87.5 million and intangible assets of $1.9 million.

During the year ended December 31, 2020, the Company converted a derivative liability of $19.3 million into a fixed payment obligation with a fair value of $18.8 million, and thereby recognized a gain on derecognition of the derivative liability of $0.5 million.

During the year ended December 31, 2020, the Company issued warrants to a third-party to purchase an equity interest in its subsidiary, Sustainable Oils, Inc., which had a fair value of approximately $9,000.

During the year ended December 31, 2020, the Company financed its insurance premiums with a note payable of $4.3 million.

During the year ended December 31, 2020, the Company converted $2.0 million of accrued interest on its credit agreement to additional principal.

During the year ended December 31, 2020, the Company capitalized $4.4 million related to payment of in-kind interest and amortization of debt discount and debt issuance. At year end December 31, 2020, the Company had issued and issuable 151.5 million Class B Units which had a fair value of $3.1 million.

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Clean Energy Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a U.S.-based integrated agricultural-energy biofuels company that holds assets across feedstocks and plant genetics, agronomics, cultivation, and regulatory approvals, commercialization, and downstream biorefining and storage. The Company is focused on the development and refining of nonfood-based bio-feedstocks and has a proprietary investment in camelina sativa (“Camelina”), a fast growing, low input and ultra-low carbon intensity crop used as a feedstock for renewable fuels. The Company holds its Camelina assets (including all related intellectual property related rights and approvals) and operates its Camelina business through its subsidiary, Sustainable Oils Inc., a Delaware corporation.

In 2018 and 2019 the Company pursued the acquisition of a crude oil refinery in Bakersfield, California with the objective of retrofitting it to produce renewable diesel from Camelina and other nonfood feedstocks. On May 7, 2020 the Company completed the acquisition of the targeted refinery (the “Bakersfield Biorefinery”). The Bakersfield Biorefinery is owned by Bakersfield Renewable Fuel, LLC, an indirect subsidiary of Global Clean Energy Holdings, Inc. The retrofitting of the refinery commenced promptly after the acquisition. The engineering and construction of the project is expected to be completed in early 2022 based on our engineering, procurement and construction contract with a substantial completion date of January 22, 2022. We feel confident that we will achieve that date or soon thereafter within the first quarter of 2022. It is a construction project and with all construction projects there are always risks. The contractor has daily liquidated penalties if they are late. After necessary start-up procedures and testing is complete, we expect production to be approximately 10,000 barrels per day (420,000 gallons per day). We expect to maintain that level at least through the first year of production. The Company has entered into a product offtake agreement with a major oil company for the purchase by the oil company of the majority of the renewable diesel to be produced at the Bakersfield Biorefinery. See Note B - Basis of Presentation and Liquidity which describes the offtake agreement in more detail.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc., and its subsidiaries, and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). References to the “ASC” hereafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative US GAAP. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company’s management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the consolidated financial statements.

Per Share Information

On March 26, 2021, the Company effected a one-for-ten reverse stock split. All common stock and per share information (other than par value) contained in these financial statements and footnotes have been adjusted to reflect the foregoing reverse stock split. Prior to the reverse stock split the Company had 358,499,606 shares outstanding and immediately after the stock split the Company had 35,850,089 shares outstanding. The Company issued additional shares after the reverse stock split and the outstanding shares as of March 30, 2021 was 37,436,875.

Restricted Cash

In accordance with the Company’s senior credit agreement (see Note E - Debt), the Company is required to advance the calculated interest expense on its borrowings at the time of such borrowings to the estimated commercial operational date of the Bakersfield Biorefinery. This interest is deposited into a designated account and the appropriate amount is paid to the lender at the end of each quarter. Additionally, the construction funds are deposited into its own designated account and deposited from that designated account into the Bakersfield Renewable Fuel, LLC account only upon approval by the lender to pay for specific construction, facility and related costs . These two accounts are restricted and not directly accessible by the Company for general use, although these funds are assets of the Company. The Company estimates how much of this cash is likely to be capitalized into the Bakersfield Biorefinery project in the form of a long-term asset, and distinguishes this amount as long-term. The Company makes this determination based on its budget, recent and near-term invoicing, and internal projections.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents; Concentration of Credit Risk

The Company considers all highly liquid debt instruments maturing in three months or less to be cash equivalents. The Company maintains cash and cash equivalents at high quality financial institutions. However, deposits exceed the federally insured limits. At December 31, 2020, the Company had approximately $38 million in uninsured cash.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of office equipment is computed using the straight-line method over estimated useful lives of 3 to 5 years. Refinery assets and buildings are depreciated using the straight-line method over estimated useful lives of 5 to 25 years, however, the refinery will not begin to be depreciated until its retrofitting has been completed and it is ready for operations. Normal maintenance and repair items are charged to operating costs and are expensed as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in the statement of operations. Interest on borrowings related to the retrofitting of the Bakersfield Biorefinery is being capitalized, which will continue until the refinery is available for commercial use. During the year ended December 31, 2020, $10.2 million of interest has been capitalized, and is included in property and equipment, net on the accompanying December 31, 2020 balance sheet.

Long-Lived Assets

In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the year ended December 31, 2020 and 2019, there were no impairment losses recognized on long-lived assets.

Pre-Acquisition Costs

We began capitalizing pre-acquisition costs once we determined that the acquisition of the Bakersfield Biorefinery project was probable, which was in April 2019 when both the Bakersfield Biorefinery purchase agreement and the product offtake agreement were signed. We capitalized those costs that were directly identifiable with the specific property and those costs that would be capitalized if the property were already acquired. Upon the acquisition of the Bakersfield Biorefinery, these capitalized pre-acquisition costs, which totaled $3.2 million, were reclassified to property and equipment.

For the full year of 2019 and for the year 2020 up to and including the Bakersfield Biorefinery acquisition date of May 7, 2020, we capitalized $2.6 million and $0.6 million of pre-acquisition costs, respectively. Upon acquisition of the refinery, on May 7, 2020, we reclassified the accumulated pre-acquisition costs of $3.2 million to property, plant and equipment. See Note C - Property and Equipment, included herein.

Debt Issuance Costs

During 2018, we signed a letter of intent to acquire our Bakersfield Refinery. The acquisition of the refinery and the related $365 million of financing to fund the retrofit closed in May 2020. In connection with financing the refinery, we incurred $0.5 million of debt issuance costs in 2019 and $6.6 million of debt issuance costs during 2020 related to acquisition of the Bakersfield Biorefinery. Debt issuance costs are amortized over the term of the loan as interest: however, as such interest relates to retrofitting of the refinery, these costs will be capitalized as part of the refinery until the refinery is placed in service. The amortization of the debt issuance costs that are not capitalized is recorded as interest expense. At December 31, 2019, certain unamortized debt issuance costs are presented on the balance sheet as deferred costs. However, upon the closing of the Bakersfield Biorefinery acquisition and as of December 31, 2020, these costs were reclassified as a direct deduction from the carrying amount of the debt liability of the financing to the extent that we borrow on the credit agreements. See Note E - Debt for more detail on the financing.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Payable and Accrued Liabilities

For presentation purposes, accounts payable and accrued liabilities have been combined. As of December 31, 2020 and 2019, accounts payable and accrued liabilities consists of:

	2020	2019
Accounts payable	$9,724,136	$501,931
Accrued compensation and related liabilities	3,034,688	2,055,167
Accrued interest payable	2,093,649	1,734,527
Other accrued expenses	3,146,478	1,276,503
Current portion of asset retirement obligations	3,716,000	—
Current portion of environmental liabilities	883,000	—
	$22,597,951	$5,568,128

Derecognition of Liabilities

The Company reviews its liabilities, including but not limited to, accounts payable, notes payable, accrued expenses, accrued liabilities and other legal obligations for a determination of the legal enforcement or settlement of these obligations. Upon conclusive evidence that an obligation may be extinguished, has expired, is discharged, is cancelled, or otherwise no longer legally exists, then the Company will derecognize the respective liability on its balance sheet. In 2019 the Company derecognized $2.4 million of previously outstanding liabilities upon concluding that these were no further legal obligations. These amounts are included in gain on settlement of liabilities in the 2019 statement of operations.

Asset Retirement Obligations

The Company recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value. We have asset retirement obligations with respect to our Bakersfield Biorefinery due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is our practice and intent to continue to maintain these assets and make improvements based on technological advances. A portion of these obligations relate to the required cleanout of hydrocarbons previously used in the pipeline and terminal tanks. In order to determine the fair value of the obligations management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligations. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

We estimate our escalation rate at 3.33% and our discount factor ranges from 3.62% in year one to 7.26% in year twenty, with the weighted average discount rate being 5.0%. See Note I - Commitments and Contingencies more detail on environmental liabilities, which are accounted for separately from asset retirement obligations.

The following table provides a reconciliation of the changes in asset retirement obligations during 2020.

2020
Asset retirement obligations - beginning of year	$—
Additions related to acquisition of refinery	21,901,977
Disbursements	(135,000)
Accretion	652,000
Revised obligation estimates	(940,000)
Asset retirement obligations - end of year	$21,478,977

The amount shown includes $3.7 million which has been classified as current liabilities and included in accounts payable and accrued liabilities and $17.8 million in long term liabilities.

Advances to Contractors

Upon the acquisition of the Bakersfield Biorefinery, the Company advanced $20.1 million to its primary engineering, procurement and construction contractor. These funds are credited against future invoices in accordance with an agreed schedule. As of December 31, 2020, the funds advance has been reduced to $16.0 million.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 using the following five-step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. The Company did not recognize any revenues during the years ended December 31, 2020 and 2019. The Company is engaged in contracting with farmers to grow camelina grain that will be processed into oil for use in Bakersfield Biorefinery. The Company will recognize revenues upon the sale of its patented camelina seed to the farmers and also for the crushed camelina meal that it plans to sell to third party livestock and poultry operators. Based upon the Company’s Product Offtake Agreement (see Note B - Basis of Presentation and Liquidity), the Company expects to recognize revenue from the sale of biofuel beginning in 2022.

Research and Development

Research and development costs are charged to operating expenses when incurred.

Fair Value Measurements and Fair Value of Financial Instruments

As of December 31, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature. The Company’s derivative liability related to its derivative forward contract for Ultra Low Sulfur Diesel (see below) and mandatorily redeemable equity instruments of subsidiary are reported at fair value.

U.S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

As reported for December 31, 2019, the Company had a derivative liability of $24.8 million related to a forward contract that also included a call option. The notional amount of the forward contract related to gallons of the commodity, Ultra Low Sulfur Diesel. Under the terms of the contract the Company was obligated to pay the equivalent of the notional amount multiplied by the market price of Ultra Low Sulfur Diesel at the settlement dates; however, the call option of the contract capped the market price of Ultra Low Sulfur Diesel.

In March 2020, the Company settled the derivative contract by replacing the derivative contract with a fixed payment obligation that required a payment of $5.5 million due on April 30, 2020 and six equal payments beginning in October 2021 totaling $17.6 million. The Company recognized $5.5 million of income from the decrease in fair value on the derivative contract from January 1, 2020 through March 19, 2020 and also recognized a gain of $512,000 on the derecognition of the derivative contract. The fixed payment obligation was amended in April 2020. Under the amendment, the amended fixed payment obligation, required the Company to pay a total of $24.8 million, including a payment of $4.5 million by the Company in June 2020, and six equal installment payments beginning in 2022 totaling $20.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of the derivative forward contract reported at December 31, 2019, and in March 2020, just prior to its derecognition,was primarily based upon the notional amount and the forward strip market prices of Ultra Low Sulfur Diesel and was reduced by the fair value of the call option. The forward strip market prices are observable. However, to determine the fair value of the call option, Company used the Black’s 76 option pricing model. As a result, the contract as a whole is included in the Level 3 of the fair value hierarchy.

The Company’s mandatorily redeemable equity instruments of its subsidiary are also measured at fair value on a recurring basis. See Note E - Debt for more information.

The derivative liability discussed herein was derecognized in the first quarter of 2020, and the Company had no derivative liabilities in the quarters ending June 30, 2020, September 30, 2020 and December 31, 2020 respectively. The following presents changes in the derivative liability for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Beginning Balance	$24,767,000	$11,917,000
New contract/contract additions	—	4,000,000
Conversion to note payable	(19,291,000)	—
Change in fair value recognized in earnings	(5,476,000)	8,850,000
Ending Balance	$—	$24,767,000

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Mandatorily redeemable equity instruments of subsidiary	$5,123,000	$5,123,000	$—	$—	$5,123,000

 The following presents changes in the mandatorily redeemable equity instruments of subsidiary (Class B Units) through December 31, 2020:

Beginning Balance	$—
New unit issuances	3,101,344
Change in fair value recognized in earnings	2,021,656
Ending Balance	$5,123,000

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include a) valuation of common stock, warrants, and stock options, b) the estimates assumed in determining the value of the derivative transactions, c) estimated useful lives of equipment and intangible assets, d) the estimated costs to remediate or clean-up the refinery site, and the inflation rate, credit-adjusted risk-free rate and timing of payments to calculate the asset retirement obligations, e) the estimated costs to remediate or clean-up identified environmental liabilities, f) the estimated future cash flows and the various metrics required to establish a reasonable estimate of the value of the Class B Units, and g) the allocation of the acquisition price of the Bakersfield Biorefinery to the various assets acquired. It is at least reasonably possible that the significant estimates used will change within the next year.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following instruments are currently antidilutive and have been excluded from the calculations of dilutes income of loss per share at December 31, 2019 and 2020, as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Convertible notes and accrued interest	10,319,152	9,879,439
Convertible preferred stock - Series B	1,181,818	1,181,818
Compensation-based stock options and warrants	19,230,214	19,902,732

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

Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were filed. See Note J - Subsequent Events, below for a description of events occurring subsequent to December 31, 2020.

Recently Issued Accounting Statements

Credit Losses

In June 2016, the FASB issued a new standard on measurement of credit losses. The standard introduces a new "expected loss" impairment model that applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables and other financial assets. Entities are required to estimate expected credit losses over the life of financial assets and record an allowance against the assets’ amortized cost basis to present them at the amount expected to be collected. The new standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company does not expect the adoption of this new standard to materially impact the Company’s consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – BASIS OF PRESENTATION AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations applicable to its common stockholders of $10.6 million and $11.8 million during the years ended December 31, 2020 and 2019, respectively, and has an accumulated deficit applicable to its common stockholders of $66.2 million, at December 31, 2020. The Company incurred operating losses of $12.2 million and $4.9 million during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, the Company had working capital of negative $5.8 million (which includes current restricted cash of $12.9 million) and a stockholders’ deficit of $28.7 million.

On May 4, 2020, a group of lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB, LLC, one of Global Clean Energy Holdings, Inc.’s subsidiaries, to enable that subsidiary to acquire the equity interests of Bakersfield Renewable Fuels, LLC and to pay the anticipated costs of the retooling of the Bakersfield Biorefinery owned by Bakersfield Renewable Fuels, LLC. Concurrently with the senior credit facility, a group of mezzanine lenders also agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield biorefinery. Although the funds provided by the senior and mezzanine lenders may only be used for the Bakersfield Biorefinery and servicing these debt obligations, since the Company shares facilities and personnel, Global Clean Energy Holdings, Inc. will realize a reduction in certain of its operating expenses. The Company believes that these cost savings, plus the Company’s other financial resources, including its ability to raise additional funds and the exercise of an outstanding warrant, should be sufficient to fund the Company’s operations through the start-up of the Bakersfield Biorefinery. See “Note E - Debt.” On October 12, 2020, the group of lenders agreed to lend up to an additional $15 million for the Bakersfield Biorefinery and a portion to the Company’s upstream Camelina production business. This additional amount increased the amount available under the senior credit facility to $313.2 million and the mezzanine credit facility to $66.8 million, for a total of $380 million. At the time of this filing there are no commitments of additional capital. As disclosed in Note J - Subsequent Events, regarding the amended credit facility agreement, we plan on raising additional funds in public or private financing transactions to add a cash reserve for the completion and start-up operations of the Bakersfield Biorefinery and other corporate purposes.

In April of 2019, the Company executed a binding Product Offtake Agreement (the “Offtake Agreement”) with ExxonMobil Oil Corporation (“Purchaser”) pursuant to which Purchaser has committed to purchase of 105 million gallons per year of renewable diesel annually from the Bakersfield Biorefinery (with a right to purchase higher volumes as available), and the Company has committed to sell these quantities of renewable diesel to Purchaser. The Purchaser’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Biorefinery commences commercial operations. The Purchaser has the option to extend the initial five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Biorefinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Biorefinery’s operations.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C –PROPERTY, PLANT AND EQUIPMENT

On May 7, 2020 through its subsidiary BKRF OCB, LLC, the Company purchased all of the outstanding equity interests of Alon Bakersfield Property, Inc. a company that owned a refinery in Bakersfield, California from Alon Paramount Holdings, Inc. (“Alon Paramount”) for a total consideration of $89.4 million (excluding acquisition costs). Immediately prior to the purchase, Alon Bakersfield Property Inc. was converted into a limited liability company and renamed as “Bakersfield Renewable Fuels, LLC.” The Company is now retooling the acquired refinery into a biorefinery. In accordance with ASC Topic 805, Business Combinations, the Company determined that the purchase is an asset purchase and not a business combination based the following a) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset group, b) that the existing crude oil based (very high carbon) refinery is not able to produce renewable diesel (very low carbon) fuel, c) no refinery in the U.S. has been designed specifically around the plant oil feedstock extracted from Camelina seeds, thus the technical aspect is new and unique to the Bakersfield Biorefinery and d) the Company did not acquire an assembled workforce. Thus, the acquired asset group does not have the full inputs or substantive process to produce outputs and does not have any acquired revenue generating contractual arrangements.

The total consideration for the purchase of the Bakersfield Biorefinery was $89.4 million, and consisted of $40 million of cash, an option right valued at $5.5 million granted to the seller, and an assumption of $43.9 million of liabilities. The liabilities assumed consist of $21.9 million of asset retirement obligations (ARO) and $22 million of other environmental remediation liabilities. These liabilities are the estimated costs of clean-up, remediation and associated costs of the acquired assets in accordance with current regulations. The option right was valued using various inputs, including a volatility of 116%, a risk free rate of 0.14% and a marketability discount of 25%. The total consideration of the purchase was allocated to the asset categories acquired based upon their relative fair value, except that the fair value of the asset retirement obligations were allocated to the specific assets to which they relate to. The Company made a preliminary analysis of its ARO and environmental remediation liabilities based on the documentation received in the acquisition. As of December 31, 2020, the Company re-analyzed these liabilities in detail and determined that its actual ARO and environmental remediation liabilities were substantially lower based on a more thorough analysis of actual cost data, recent work completed, and the Company’s estimates of the work necessary to fulfill its obligations and timing of the work to be performed. The combined ARO and environmental liabilities were originally determined to be $74.7 million which resulted in an acquisition cost of $120.2 million. The following summarizes this revised allocation of the purchase price and also the reclassification of the pre-acquisition costs:

Asset Category	Capitalized Costs Based on Acquisition Valuation	Allocated Pre- Acquisition Costs	Total Capitalized Costs on Acquisition
Property, Plant and Equipment
Land	$7,584,961	—	$7,584,961
Buildings	2,053,570	—	2,053,570
Refinery	77,845,201	3,222,449	81,067,650
Intangible Assets	1,921,082	—	1,921,082
Total	$89,404,814	$3,222,449	$92,627,263

Property, plant and equipment as of December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020	December 31, 2019
Land	$7,584,961	—
Office Equipment	61,078	61,078
Buildings	2,053,570	—
Refinery Equipment	86,019,130	—
Construction in Process	33,212,695	2,588,441
Construction period interest	10,220,766	—
Total Cost	$139,152,200	2,649,519
Less accumulated depreciation	(179,525)	(61,078)
Property, plant and equipment, net	$138,972,675	2,588,441

Depreciation expense for property, plant and equipment was approximately $118,447 for the year ended December 31, 2020. There was no depreciation for the year ended December 31, 2019.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – INTANGIBLE ASSETS

The Company holds certain patents, intellectual property and rights related to the development of Camelina as a biofuels feedstock and continues to incur costs related to patent license fees and patent applications for Camelina sativa plant improvements. These patents have an expected useful life of 17 years and are carried at cost less any accumulated amortization and any impairment losses. Amortization is calculated using the straight-line method over their remaining patent life. The termination dates of our earliest patents will begin to occur in 2029. Any future costs associated with the maintenance of these patents and patent and registration costs for any new patents that are essential to our business will be capitalized and amortized over the life of the patent once issued. Upon the Company’s acquisition of the Bakersfield Biorefinery, the Company acquired necessary permits for the operation of the facility. The permit cost of $1.9 million is amortized on a straight-line basis over 15 years. The patent license assets as of the year ended December 31, 2020 and 2019 is shown in the following table:

	December 31
	2020	2019
Patent license fees	$4,442,553	$4,187,902
Refinery permits	1,921,082	—
Less accumulated amortization	(2,182,889)	(1,686,310)
Intangible Assets, Net	$4,180,746	$2,501,592

Amortization expense for intangible assets was approximately $150,000 and $245,000 for the years ended December 31, 2020 and 2019, respectively. The estimated amortization expense for the next five years is expected to be approximately $390,000 annually.

NOTE E – DEBT

The table below summarizes our notes payable and long-term debt at year end 2020 and 2019:

	December 31
	2020	2019
Notes Payable
Senior credit facility	$153,405,569	$—
Fixed payment obligation, net of discount of $4,094,863	16,155,138	—
Other notes - current	4,198,113	4,426,767
	173,758,820	4,426,767
Less: unamortized debt issuance costs	(6,636,344)	—
Subtotal	167,122,476	4,426,767

Convertible Notes Payable
Convertible note payable to executive officer	1,000,000	1,000,000
Other convertible notes payable	697,000	697,000
Subtotal	1,697,000	1,697,000

Total	$168,819,476	$6,123,767

Credit Facilities

On May 4, 2020, in order to fund the purchase of the Bakersfield Renewable Fuels, LLC, BKRF OCB, LLC, a subsidiary of the Company, entered into a senior secured credit agreement with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB (which was increased to $313.2 million in November 2020) to pay the costs of the retooling the Bakersfield Biorefinery. The senior loan bears interest at the rate of 12.5% per annum, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest, such deferred interest being added to principal. The principal of the senior loans matures in November 2026, provided that BKRF OCB, LLC must offer to prepay the senior loans with any proceeds of such asset dispositions, borrowings other than permitted borrowings, proceeds from losses, and excess net cash flow. BKRF OCB, LLC may also prepay the senior loan in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, the Senior Lenders are issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, as the Company draws on the facility. As of December 31, 2020, 151.5 million Class B Units have either been issued or are issuable, and the aggregate fair value of such units on the date of their issuances totaled approximately $3.1 million which were recorded as debt issuance costs. The aggregate fair value of the earned units as of December 31, 2020 was approximately $5.1 million. The fair value of such units are remeasured at each new issuance and at each quarter end. It is expected that the fair value will increase as the Company continues to de-risk the project through ongoing retooling activities. The senior loans are secured by all the assets of BKRF OCB, LLC (including its membership interests in Bakersfield Renewable Fuels, LLC), all the outstanding membership interest in BKRF OCB, LLC, and all the assets of Bakersfield Renewable Fuels, LLC. The credit facility contains certain covenants, and as of December 31, 2020, the Company was in material compliance with all the covenants, and the amendment executed in March 2021 corrected all deficiencies such that the Company is in full compliance as of the amendment date.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – DEBT (CONTINUED)

On May 4, 2020, BKRF HCB, LLC, the indirect parent of BKRF OCB, LLC, entered into a credit agreement with a group of mezzanine lenders who agreed to provide a $65 million secured term loan facility (which was increased to 66.8 million in November 2020) to be used to pay the costs of repurposing and starting up the Bakersfield Biorefinery. As of March 31, 2021, BKRF HCB, LLC has not drawn down on the credit facility. The mezzanine loans bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest, such deferred interest being added to principal. As additional consideration for the mezzanine loans, the mezzanine lenders will be issued Class C Units in BKRF HCP, LLC at such times as advances are made under the mezzanine loans. The mezzanine loans will be secured by all the assets of BKRF HCP, LLC, including all the outstanding membership interest in BKRF HCB, LLC. The mezzanine loans mature in November 2027. At December 31, 2020, the Company had incurred approximately $0.8 million of debt issuance costs related to this credit agreement.

Fixed Payment Obligation

As described in Note A, under “Fair Value of Financial Instruments”, the Company amended a derivative forward contract during the quarter ended March 31, 2020, with the counterparty. The amendment terminated the derivative forward contract and replaced it with a fixed payment obligation. Under the terms of the fixed payment obligation, the Company agreed to pay the counterparty a total of $23.1 million, which included a payment of $5.5 million in April 2020, and six equal installment payments in 2022 totaling $17.6 million. Under the subsequent revised terms of the fixed payment obligation in April 2020, the Company agreed to pay the counterparty a total of $24.8 million, which included a payment of $4.5 million in June 2020 (which was paid) and six monthly equal installment payments beginning in April 2022. For financial reporting purposes, the fixed payment obligation has been recorded at the present value of future payments, using a discount rate of 14.8%.

Other Notes Payable

Included in “other notes” as of December 31, 2020, in the above table, is a note, that is due upon demand related to the Company’s business activities prior to 2019, in the principal amount of $1.3 million and an interest rate of 18% per annum. Also, included in other notes above, is a note payable that was used to finance the Company’s insurance policies. Upon the acquisition of the Bakersfield Biorefinery in May 2020, the Company purchased numerous insurance contracts to cover its corporate, ownership and construction risks primarily to provide financial protection against various risks and to satisfy certain lender requirements. The Company paid 35% of the total premiums and financed the balance at 3.8% annual interest rate. The Company is obligated to make seventeen equal monthly payments totaling approximately $4.5 million beginning in July 2020. The insurance policies cover various periods from 12 to 60 months. As of December 31, 2020, the Company had eleven payments remaining for a total of $2.9 million.

Convertible Note Payable to Executive Officer

On October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrued salary and bonus for two years. In order to evidence the foregoing deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note accrues simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%) and became due and payable on October 15, 2020, its maturity date. Under its existing credit agreements, the Company is restricted from paying Mr. Palmer’s loan and, accordingly, is currently in default under the Convertible Note. The Company accrued interest expense on this note in 2020 and 2019 of $50,000 and $50,000 respectively. As of year-end 2020 and 2019 the Company had recorded accrued interest payable of $110,411 and $60,411, respectively. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of Common Stock at an exercise price of $0.154 per share.

Convertible Notes Payable

The Company has several notes that are convertible into the Company or the Company’s subsidiaries shares at different prices: from $0.03 per share into the parent company’s stock and up to $1.48 per share into a subsidiary’s common stock. These notes are past due their original maturity date and they continue to accrue interest at varying rates, from 8% to 10%. On a combined basis, as of December 31, 2020 the principal amount of these notes is $0.7 million.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – DEBT (CONTINUED)

The following table summarizes the minimum required payments of notes payable and long-term debt as of December 31, 2020:

Year	Required Minimum Payments
2021	$4,895,114
2022	21,250,000
2023	—
2024	—
2025	—
Thereafter	153,405,569

Total	$179,555,683

Class B Units of Subsidiary Issued to Lenders

As described above, during the year ended December 31, 2020, the Company issued 126.5 million Class B Units of its subsidiary, BKRF HCB, LLC, to its Senior Lenders, and in addition, another 25 million Class B Units are issuable to the Senior Lenders. Therefore, at December 31, 2020, issued and issuable Class B Units totaled 151.5 million. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units, and after the distributions reach a certain limit the units will no longer require further distributions and will be considered fully redeemed. The Class B unit holders may receive a portion of the distributable cash, as defined under the Credit Agreement, available to BKRF HCB, LLC, but generally only up to 25% of the available cash after the required interest and principal payments, operating expenses and ongoing capital requirements have been paid. Such payments may commence once the Bakersfield Biorefinery begins operations and will continue through the later of five years after operations of the refinery begins or until the cumulative distributions reach a certain threshold defined in the operating agreement of BKRF HCB, LLC. The Company has estimated the aggregate amount of distributions to the Class B Unit holders (upon the total amount under the credit facility to be drawn) may range from $4 million to as much as $174 million, provided that the aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the Senior Lenders cannot exceed two times the amount of the borrowings under the Credit Agreement, or approximately $626 million. As of December 31, 2020, the Company has valued the liability based on the estimated fair value for the Class B Unit distributions at approximately $5.1 million. The fair value is largely based on the present value of the expected distributions that will be made to the Class B Unit holders, which consider various risk factors, including a market risk premium, project size, the uniqueness and age of the refinery, the volatility of the feedstock and refinery inputs, operational costs, environmental costs and compliance, effective tax rates, illiquidity of the units, etc. As completion of retrofitting the refinery progresses, the fair value is expected to increase, and further increases in fair value are expected when the refinery becomes operational and begins generating revenues. For accounting purposes, these Class B Units are considered to be mandatorily redeemable and have been classified as liabilities in the accompanying December 31, 2020 balance sheet and are remeasured at fair value at the end of each reporting period.

NOTE F – STOCKHOLDERS’ EQUITY

Common Stock

The Company issued a total of 250,000 and 1,447,017 shares of common stock related to the exercise of stock options in 2020 and 2019, respectively.

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

NOTE F – STOCKHOLDERS’ EQUITY (CONTINUED)

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

In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock shall be entitled to receive, prior to any distribution to the holders of the Common Stock, an amount equal to $100 per share, or $1.3 million in the aggregate, plus an amount equal to any dividends declared and unpaid with respect to each such share.

NOTE G – STOCK OPTIONS AND WARRANTS

2010 Stock Plan

In 2010, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) wherein 2,000,000 shares of the Company’s common stock were reserved for issuance thereunder. Options and awards granted to new or existing officers, directors, employees, and non-employees vest ratably over a period as individually approved by the Board of Directors generally over four years, but not in all cases. The 2010 Plan provides for a three-month exercise period of vested options upon termination of service. The exercise price of options granted under the 2010 Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2010 Plan have a maximum term of ten years for exercise and may be exercised with cash consideration or through a cashless exercise in which the holder forfeits a portion of the award in exchange for shares of common stock of the remaining portion of the award. As of December 31, 2019, there were no shares available for future option grants under the 2010 Plan. The 2010 Plan expired in April 2020 and was replaced with the 2020 Equity Incentive Plan.

The Company’s Board of Directors has granted stock options to certain officers, directors, employees, and non-employees, which options were not part of the 2010 Plan or any other formal equity incentive plan.

2020 Stock Plan

In April 2020, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) wherein 2,000,000 shares of the Company’s common stock were reserved for issuance thereunder. Options and awards granted to new or existing officers, directors, employees, and non-employees vest ratably over a period as individually approved by the Board of Directors generally over three years, but not in all cases. The 2020 Plan provides for a three-month exercise period of vested options upon termination of service. The exercise price of options granted under the 2020 Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2020 Plan have a maximum term of ten years for exercise and may be exercised with cash consideration or through a cashless exercise in which the holder forfeits a portion of the award in exchange for shares of common stock of the remaining portion of the award. As of December 31, 2020, there were 965,500 shares available for future option grants under the 2020 Plan.

During the fiscal years ended December 31, 2019 and 2020, the Company granted the following stock options under the 2020 Plan and outside of the 2020 Plan:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

2019:

On January 15, 2019, the Company granted its Executive Vice President a five-year non-qualified stock option to purchase 5 million shares of Common Stock at an exercise price of $0.20, subject to the Company’s achievement of certain market capitalization goals.

On June 21, 2019 the Company entered into a Board Advisor Agreement with a prospective Board member (who subsequently became a member of the Board of Directors). As compensation for his services under the Board Advisor Agreement, the Board granted to this Director a non-qualified stock option to purchase up to 50,000 shares of the Company’s common stock, which option has an exercise price of $0.80 (based on the closing market price), a five year term, and the following vesting schedule: (i) Options to purchase 12,500 shares vested immediately as of the date grant, and (ii) options to purchase 12,500 additional shares vested on each of September 20, 2019, December 20, 2019 and March 20, 2020. The Board also granted to this prospective Director a second non-qualified stock option to purchase up to 50,000 shares of the Company’s common stock, which option has an exercise price of $0.80, a five-year term, and would vest if/when this prospective Director joins the Board of Directors of the Company, provided that this prospective Director is appointed to the Board during the term of the Board Advisor Agreement. This appointment occurred in May 2020.

On June 21, 2019, the Company granted its Executive Vice President a five-year non-qualified stock option to purchase 950,000 shares and a five-year incentive stock option for 50,000 shares both at an exercise price of $0.165.  The options vests at 25% at issuance and the balance over 36 months.

On July 1, 2019, the Company granted its Chairman of the Board a five-year non-qualified stock option to purchase 50,000 shares of Common Stock at an exercise price of $0.65. The options vest monthly over one year beginning on the grant date. On July 5, 2019 the Company granted to a consultant a five-year non-qualified stock option to purchase 500,000 shares of Common Stock at an exercise price of $0.90.  The option vesting is conditional upon the Company consummating its contemplated acquisition by March 31, 2020 and upon such acquisition will vest at one-third upon closing and one-third each on the first and second anniversary of closing.

2020:

On April 24, 2020, the Company granted a non-qualified stock option to purchase 500,000 shares of Common Stock to a consultant at an exercise price of $0.90. The option has a five-year term and vests at one-third at the closing of the Bakersfield Biorefinery, one-third at ninety days after closing and the remaining one-third on January 5, 2021.

On May 4, 2020, the Company granted a non-qualified stock option to purchase 150,000 shares of Common Stock to a consultant at an exercise price of $0.41. The option has a five-year term and vests at one-seventh at the closing of each month in 2020 beginning on June 30, 2020.

On May 7, 2020, the Company granted non-qualified stock options to purchase a) 87,500 shares of Common Stock to three different consultants and b) 100,000 shares of Common Stock to two Directors. The options have a five-year term and an exercise price of $0.66. The options to Directors vested immediately and 75,000 of the options to consultants vested immediately and the remaining 12,500 options which vest quarterly over three years beginning on June 30, 2020. The Company also granted 565,500 incentive stock options to employees at an exercise price of $.66 with 35,500 shares vesting quarterly over two years beginning on June 30, 2020 and 530,000 shares vesting quarterly over three years beginning on June 30, 2020.

On May 18, 2020, the Company granted an incentive stock option to purchase 100,000 shares of Common Stock to the Company’s Chief Financial Officer at an exercise price of $0.932. The option has a five-year term and vests quarterly over three years beginning on June 30, 2020.

On July 9, 2020, the Company granted incentive stock options to employees to purchase 39,000 shares of Common Stock at an exercise price of $0.833. The option has a five year term and vests quarterly over three years beginning on September 30, 2020.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

On October 15, 2020, the Company granted an incentive stock option to employees to purchase 5,000 shares of Common Stock at an exercise price of $1.373. The option has a five-year term and vests quarterly over three years beginning on December 31, 2020.

On October 29, 2020, the Company granted incentive stock options to employees to purchase 7,500 shares of Common Stock at an exercise price of $1.75. The option has a five-year term and vests quarterly over three years beginning on December 31, 2020.

A summary of the option award activity and awards outstanding at December 31, 2020 is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	19,902,732	0.16	3.6 years	14,360,463

Granted	1,554,500	0.75	—	—
Exercised	(1,447,017)	0.06	—	—
Forfeited	(600,000)	0.753	—	—
Expired	(180,000)	0.10	—	—

Outstanding at December 31, 2020	19,230,214	0.16	3.9 years	30,044,649
Vested and exercisable at December 31, 2020	17,913,083	$0.16	2.9 years	$28,160,815

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

	For the Years Ended December 31,
	2020	2019
Expected Term (in Years)	3 to 5	2 to 5
Volatility	85%	123%
Risk Free Rate	1.3%	2.8%
Dividend Yield	0%	0%
Suboptimal Exercise Factor (1)	n/a	1.3
Exit Rate Pre-vesting (2)	n/a	0%
Exit Rate Post-vesting (3)	n/a	0%
Aggregate Grant Date Fair Value	$533,538	$326,644

(1)	The suboptimal exercise factor estimates the value realized by the holder upon exercise of the option and the estimated point at which an option holder would exercise an in-the-money option. The Company estimated the suboptimal factor based on the holder realizing a pre-tax profit of $50,000. Used for lattice model purposes only.

(2)	Assumed forfeiture rate for market condition option awards prior to vesting. Used for lattice model purposes only.

(3)	Assumed expiration or forfeiture rate for market condition option awards after vesting. Used for lattice model purposes only.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

During the years ended December 31, 2020 and 2019 the Company granted 200,000 and 6.1 million options, respectively, to related parties that have both, or either, requisite service conditions and market conditions. The 2020 share option grants were awarded 100,000 (50,000 each) to its two independent directors and 100,000 to the Company’s CFO. The 2019 share option awards includes 100,000 (50,000 each) to its two independent directors, and a 1 million award to its EVP. The requisite service period for the market condition options of 5 million shares granted to its EVP during 2019 was three years and the options vest in three tranches: 28% of the award vests when the market cap exceeds $7 million for a thirty-day period; 33% of the award vests when the market cap exceeds $15 million for a thirty-day period; and 40% of the award vests when the market cap exceeds $25 million for a thirty-day period. As of May 31, 2019, all of the outstanding market condition awards issued during 2019 were fully vested. As of December 31, 2020, 125,000 of the options granted in 2020 were vested and 5,787,000 of the options granted in 2019 were vested.

For the years ended December 31, 2020, and 2019 the Company recognized stock compensation expenses related to stock option awards of $326,486 and $577,645, respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2020, there was approximately $312,000 of unrecognized compensation cost related to option awards that will be recognized over the remaining service period of approximately 3.0 years.

Stock Purchase Warrants and Option Rights

As of December 31, 2020 and 2019 there were no outstanding warrants to purchase shares of Global Clean Energy Holdings, Inc.

In 2020, the Company issued, to a party interested in Camelina development, a non-transferable warrant for an 8% interest in its subsidiary, Sustainable Oils, Inc. The warrant’s aggregate exercise price is $20 million and the warrant expires on June 1, 2021. At the time of issuance, the fair value of the warrant was deemed to be immaterial.

Concurrently with the closing of the Bakersfield Biorefinery, GCEH, through its subsidiary, GCE Acquisitions, issued an option right to the seller of the refinery to purchase up to 33 1/3% of the membership interests of GCE Acquisitions. The fair value of the option right on the date of issuance was $5.5 million and expires at ninety days after the refinery meets certain operational criteria.

NOTE H – INCOME TAXES

Income taxes are provided for temporary differences between financial and tax bases of assets and liabilities. The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pre-tax loss with the benefit from income taxes for the years ended December 31, 2020 and 2019:

The components of deferred tax assets and liabilities are as follows at December 31, 2020 and 2019, using a combined deferred income tax rate of 28% for 2019 and 2020:

The provisions for income taxes for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Current:
Federal	$(4,778,000)	$(265,000)
State	(2,206,000)	(123,000)
Deferred:
Federal	2,246,000	(1,992,000)
State	1,037,000	(920,000)
Change in Valuation Allowance	3,701,000	3,300,000
Provision for income taxes	$—	$—

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – INCOME TAXES (CONTINUED)

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	2020	2019
Federal statutory rate	21%	21%
State, net of federal tax benefit	6.98%	6.98%
Change in valuation allowance	(28)%	(28)%
Effective tax rate	$—	$—

At December 31, 2020 and 2019 the deferred income tax assets consisted of the following:

	2020	2019
Deferred tax assets:	$18,264,000	$14,563,000
Less: Valuation Allowance	(18,264,000)	(14,563,000)
Net deferred income taxes	$—	$—

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

At December 31, 2020 and 2019 the deferred income tax assets consisted of the following temporary differences:

	2020	2019
Net operating losses	$15,513,000	$8,530,000
Share based compensation	361,000	269,000
Accrued payroll	1,238,000	1,632,000
Accrued interest	586,000	—
Derivative liability	—	4,132,000
Mandatorily redeemable equity instruments of subsidiary	566,000	—
Total deferred tax assets	18,264,000	14,563,000
Less: Valuation allowance	(18,264,000)	(14,563,000)
	$—	$—

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – INCOME TAXES (CONTINUED)

At December 31, 2020 and 2019, the Company has federal net operating loss carryforwards of approximately:

	2020	2019
Net operating losses	$46,109,000	$21,152,000

Inasmuch as it is not possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

As of December 31, 2020, the Company had available net operating losses of approximately $46.1 million which can be utilized to offset future earnings of the Company. The utilization of the net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. Certain loss carryforwards begin to expire in 2021 and a portion may be used indefinitely. Should the Company experience a significant change of ownership, the utilization of net operating losses could be reduced.

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the state of California. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2016. The Company is no longer subject to examination by state tax authorities for tax years before and including December 31, 2016.

NOTE I – COMMITMENTS AND CONTINGENCIES

Employment Agreements

President and Chief Executive Officer. On October 16, 2018, the Company and the CEO entered into an Executive Employment Agreement (the “2018 Employment Agreement”). The 2018 Employment Agreement runs through October 15, 2023 and compensates the CEO at an annual base salary of $300,000 per year. Upon the closing of the acquisition of the Company’s Bakersfield, California, refinery on May 7, 2020 the Company and the CEO amended the 2018 Employment Agreement to increase the CEO’s annual base salary to $350,000, effective immediately. Under the 2018 Employment Agreement, the CEO’s target annual bonus amount is 50% of the CEO’s base salary, subject to the Board’s discretion to increase the amount of the bonus or adjust the performance criteria. Under the 2018 Employment Agreement, the Company granted the CEO a five-year non-qualified stock option (“Option”) to purchase 11 million shares of Common Stock at an exercise price of $0.154, subject to the Company’s achievement of certain market capitalization goals. Under the Option, Mr. Palmer vests, and can exercise the Option, with respect to 3 million shares when the Company’s market capitalization first reaches $7 million, another 4 million shares vest under the Option when the Company’s market capitalization reaches $15 million, and 4 million shares vest when the Company’s market capitalization first reaches $25 million. The term “market capitalization” is defined in the 2018 Employment Agreement to mean the product of the number of shares of Common Stock issued and outstanding at the time market capitalization is calculated, multiplied by the average closing price of the Common Stock for the 30 consecutive trading days prior to the date of calculation as reported on the principal securities trading system on which the Common Stock is then listed for trading, including the OTC Pink marketplace, the NASDAQ Stock Market, or any other applicable stock exchange. Upon termination, the CEO is entitled to twelve months of severance payments, but if the termination is “for cause”, as defined in the 2018 Employment Agreement, there is no severance payment.

Executive Vice President - Development & Regulatory Affairs (the “EVP”). Effective January 15, 2019, the Company entered into a three-year employment agreement with its EVP which agreement was amended on May 7, 2020. Under the employment agreement, the EVP is paid an annual base salary of $310,000 and is entitled to receive an annual bonus of up to 50% of his annual base salary if the EVP meets certain performance targets. Upon termination the EVP is entitled to four months of severance payments, but if the termination is “for cause”, as defined in the EVP’s employment agreement, there is no severance payment.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Under the EVP’s employment agreement, the Company granted the EVP a five-year non-qualified stock option to purchase 5 million shares of Common Stock at an exercise price of $0.20, subject to the Company’s achievement of certain market capitalization goals. The foregoing option vest in three tranches when the Company’s market capitalization reached $7 million, $15 million, and $25 million.

Chief Financial Officer. On May 20, 2020, the Company entered into an at-will employment agreement with its Vice President of Finance and Chief Financial Officer. Under the employment agreement, the CFO is paid an annual base salary of $225,000 per year. He is also entitled to a discretionary annual bonus, in an amount up to 25% of his annual salary, based on the Company’s performance. Upon joining the Company, the CFO was granted an incentive stock option to purchase 100,000 shares of Common Stock at an exercise price of $0.932. The option has a five-year term and vest over three years. The Company does not have an established severance plan, and therefore the CFO is not entitled to any severance upon termination.

Engineering, Procurement and Construction Contract

On April 30, 2020, GCE Acquisitions entered into an Engineering, Procurement and Construction Agreement with a national engineering firm pursuant to which this firm agreed to provide services for the engineering, procurement, construction, start-up and testing of the Bakersfield Biorefinery. The agreement, which was assigned by GCE Acquisitions to BKRF OCB, LLC, the borrower under the senior credit facility, provides for this engineering firm to be paid on a cost-plus fee basis subject to a guaranteed maximum price of $201.4 million, subject to increase for approved change orders. As of December 31, 2020, the remaining balance of the contract was approximately $163 million.

Environmental Remediation Liabilities

The Company recognizes its asset retirement obligation and environmental liabilities in accordance with ASC 410-30, and has estimated such liabilities as of its acquisition date. It is the Company’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 20 years, and up to 30 years if a longer period is believed reasonably necessary. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed and determinable. However, as the timing and amount of these costs were undeterminable as of December 31, 2020, these costs have not been discounted. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. At December 31, 2020, accrued environmental liability costs totaled $21.3 million of which $0.9 million have been classified as current liabilities.

Leases

On May 1, 2019, the Company amended its office lease to extend the lease term to July 31, 2022. The table below represents the amounts due through the end of the lease term.

			Operating
Year Ending	Minimum		Less: Discount
December 31,	Payments	Less: Discount	Obligation
2021	$35,681	$3,124	$32,557
2022	21,174	1,079	20,095

Total	$56,855	$4,203	$52,652

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal

On May 7, 2020 through BKRF OCB, LLC, one of the Company’s indirect subsidiaries, the Company purchased all of the outstanding equity interests of Bakersfield Renewable Fuels, LLC from Alon Paramount Holdings, Inc. (“Alon Paramount”) for total consideration of $89.4 million, including $40 million in cash and assumption of liabilities of $43.9 million. Bakersfield Renewable Fuels, LLC owns an oil refinery in Bakersfield, California that the Company is retooling into a biorefinery. In connection with the acquisition, BKRF OCB, LLC agreed to undertake certain cleanup activities at the refinery and provide a guarantee for liabilities arising from the cleanup. The Company has assumed significant environmental and clean-up liabilities associated with the purchase of the Bakersfield Refinery.

Bakersfield Renewable Fuels, LLC, formerly Alon Bakersfield Property, Inc., is one of the parties to an action pending in the United States Court of Appeals for the Ninth Circuit. In June 2019, the jury awarded the plaintiffs approximately $6.7 million against Alon Bakersfield Property, Inc. and Paramount Petroleum Corporation (a parent company of Alon Bakersfield Property, Inc. at the time of the award in 2019). Under the agreements pursuant to which we purchased Bakersfield Renewable Fuels, LLC (Alon Bakersfield Property, Inc.) Alon Paramount agreed to assume and be liable for (and to indemnify, defend, and save Bakersfield Renewable Fuels harmless from) this litigation. In addition, Paramount Petroleum has posted a bond to cover this judgment amount. All legal fees in this matter are being paid by Alon Paramount. As Paramount Petroleum Corporation and the Company are jointly and severally liable for the judgement, and Paramount Petroleum Corporation has agreed to absorb all of the liability and has posted a bond to cover the judgement amount, no loss has been accrued by the Company with respect to this matter.

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

COVID-19

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance is ongoing but the Company believes that this particular pandemic is not likely to be materially disruptive to its future plans and targeted date of beginning commercial operations. The Company has implemented strict protocols on its on-site workforce and continues to monitor the potential impacts to its business. The Company expects that the future impacts due to COVID-19 is likely to be non-disruptive to its ongoing business.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – SUBSEQUENT EVENTS

On March 26, 2021, the Company completed the reverse stock split of its common stock at a ratio of 1-for-10. The reverse stock split was approved by the stockholders at the Company’s annual meeting of stockholders in November of 2020. All share amounts and conversion prices included in these financial statements have been retroactively adjusted for this reverse stock-split.

On March 26, 2021, we issued 1,586,786 shares of the Company’s common stock to the holder of a convertible promissory note upon the conversion of the entire outstanding balance, principal and accrued interest, of that note ($470,115).

On March 29, 2021, the Company drew approximately $31 million under its Senior Credit Facility to fund its ongoing refurbishing activities of the Bakersfield Biorefinery, cash interest due and current operations. The total amount drawn under the facility as of March 31, 2021 is approximately $182.5 million.

Effective March 26, 2021, the Company and its senior lender entered into Amendment No. 3 to the Credit Agreement to, among other things, establish a contingency reserve account to fund the costs of the additional capabilities and equipment and to fund possible cost overruns at the Bakersfield Biorefinery. Concurrently, the Company and the mezzanine lenders entered into Consent No. 2 And Amendment No. 2 To Credit Agreement to amend the $65 million mezzanine credit facility. Under these two amendments we agreed to establish an additional cash reserve of at least $35,000,000, which cash reserve would be used at the direction of the agent for the lenders to fund project costs of the Bakersfield Biorefinery to the extent that such costs exceed the amounts available under the two credit agreements. Funds remaining in the additional reserve account after the completion of the Bakersfield Biorefinery will, with the approval of the lenders’ agent, be used to first make a $5 million principal payment on the senior loan, and any remaining funds will be returned to us. In order to fund the new $35 million contingency cash reserve, the two amendments to the credit agreements provide that we will raise no less than $35 million by July 31, 2021 and that we will deposit at least $35 million into the new Bakersfield Biorefinery cash reserve account. The Credit Agreement amendments contemplate that the $35 million will be raised in a public or private financing transaction and, in connection therewith, that we will enter into an agreement with a placement agent or underwriter, or that we will file a registration statement with the SEC by April 30, 2021. As consideration for the amendments to the two credit agreements, we agreed to pay to each senior and mezzanine lender an amendment and consent premium equal to 1.00% of the aggregate commitments and loans of such lender. The fee is payable in the same securities that we may issue in connection with raising the $35 million cash reserve. If we fund the $35 million cash reserve other than through a financing transaction, we will pay the 1% lenders’ premium in shares of our common stock or in cash.