Form 10-Q
period 2021-03-31
Global Clean Energy Holdings, Inc.
filed 2021-05-20
CIK 748790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of May 17, 2021 was 38,765,194.

Part I. FINANCIAL INFORMATION

Item 1: Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$3,119,063	$3,370,519
Accounts receivable	96,061	143,823
Restricted cash	11,855,532	12,943,222
Inventory	903,504	846,197
Investment in farming activities	745,843	404,258
Prepaid expenses and other current assets	4,639,774	5,027,294
Total Current Assets	21,359,777	22,735,313

RESTRICTED CASH, NET OF CURRENT PORTION	20,763,986	22,668,984
DEBT ISSUANCE COSTS	1,508,211	840,211
RIGHT-OF-USE ASSET	73,867	51,611
INTANGIBLE ASSETS, NET	4,125,482	4,180,746
LONG TERM DEPOSITS	586,812	628,382
PROPERTY, PLANT AND EQUIPMENT, NET	170,028,718	138,972,675
ADVANCES TO CONTRACTORS	16,000,000	16,000,000

TOTAL ASSETS	$234,446,853	$206,077,922

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30,257,909	$22,597,951
Lease liabilities	74,911	52,653
Notes payable	3,436,499	4,198,113
Convertible notes payable	1,413,500	1,697,000
Total Current Liabilities	35,182,819	28,545,717

LONG-TERM LIABILITIES
Mandatorily redeemable equity instruments of subsidiary	7,193,000	5,123,000
Long-term debt, net	17,353,088	16,155,138
Long-term debt, net (credit facility)	174,426,075	146,769,225
Asset retirement obligations, net of current portion	16,548,318	17,762,977
Environmental liabilities, net of current portion	20,120,764	20,455,938
TOTAL LIABILITIES	270,824,064	234,811,995

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized Series B, convertible; 13,000 shares issued and outstanding (aggregate liquidation preference of $1,300,000)	13	13
Common stock, $0.001 par value; 500,000,000 shares authorized; 37,438,668 and 35,850,089 shares issued and outstanding, respectively	374,386	358,499
Additional paid-in capital	37,702,003	37,139,854
Accumulated deficit	(74,453,613)	(66,232,439)
Total Stockholders' Deficit	(36,377,211)	(28,734,073)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$234,446,853	$206,077,922

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months
	ended March 31
	2021	2020

REVENUE
Seed sales	94,645	—
Cost of Goods Sold	(85,276)	—
Gross Profit	9,369	—

OPERATING EXPENSES
General and Administrative	3,714,962	309,084
Facilities expense	2,840,537	—
Depreciation expense	25,670	—
Amortization of intangible assets	89,030	61,307
Total Operating Expenses	6,670,199	370,391

OPERATING LOSS	(6,660,830)	(370,391)

OTHER INCOME (EXPENSE)
Interest expense (net)	(710,162)	(179,948)
Other income	1,049	—
Gain in derecognition of derivative liabilities	—	512,363
Change in fair value of Class B Units	(851,231)	—
Change in fair value derivative and finance charges related to derivative liability	—	5,476,000
Total Other Income (Expense), net	(1,560,344)	5,808,415

NET INCOME/(LOSS)	(8,221,174)	5,438,024
BASIC NET INCOME/(LOSS) PER COMMON SHARE	(0.23)	0.15
DILUTED NET INCOME PER COMMON SHARE	(0.23)	0.08
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	36,096,794	35,183,117
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	36,096,794	64,077,486

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Unaudited)

					Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	13,000	$13	34,402,944	$344,029	$31,259,365	$(55,682,264)	$(24,078,857)
Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	25,614	—	25,614
Exercise of stock options	—	—	817,732	8,177	63,419	—	71,596
Net income for the quarter ended March 31, 2020	—	—	—	—	—	5,438,024	5,438,024
Balance at March 31, 2020	13,000	$13	35,220,676	352,206	$31,348,398	$(50,244,240)	$(18,543,623)

					Additional
	Series B		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	13,000	$13	35,850,089	$358,499	$37,139,854	$(66,232,439)	$(28,734,073)
Share-based compensation from issuance of options and compensation-based warrants	—	—	—	—	102,000	—	102,000
Shares issued upon reverse split to avoid fractional shares	—	—	1,793	19	(19)	—	—
Conversion of note payable to shares	—	—	1,586,786	15,868	460,168	—	476,036
Net loss for the quarter ended March 31, 2021	—	—	—	—	—	(8,221,174)	(8,221,174)
Balance at March 31, 2021	13,000	$13	37,438,668	$374,386	$37,702,003	$(74,453,613)	$(36,377,211)

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2021	2020
Operating Activities:
Net Income/(Loss)	$(8,221,174)	$5,438,024
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	102,000	25,614
Depreciation and amortization	114,700	61,306
Accretion of asset retirement liabilities	245,000	91,372
Gain on settlement of liabilities	—	(512,363)
Change in fair value of derivative liability	—	(5,476,000)
Change in fair value of Class B Units	851,231	—
Amortization of debt discount	597,390	—
Changes in operating assets and liabilities:
Accounts receivable	47,762	—
Inventories	(57,307)	—
Farming activities	(341,585)	—
Prepaid expenses	387,520	—
Deposits and other assets	41,570	—
Accounts payable and accrued expenses, interest and compensation	3,146,978	553,482
Asset retirement obligations	(775,248)	—
Environmental liabilities	(114,068)	—
Lease liabilities and assets	2	—
Other operating activities	—	259
Net Cash (Used in) Provided by Operating Activities	(3,975,229)	181,694
Investing Activities:
Pre-acquisition costs and deposit on refinery acquisition	—	(582,634)
Intangible assets	(33,766)	—
Property, plant & equipment	(29,844,053)	—
Net Cash Used in Investing Activities	(29,877,819)	(582,634)
Financing Activities:
Proceeds received from exercise of stock options	—	71,596
Payments on notes payable and long-term debt	(761,614)	—
New borrowings	600,560	—
Long-term debt (credit facility)	30,769,958	—
Net Cash Provided by Financing Activities	30,608,904	71,596

Net Change in Cash, Cash Equivalents and Restricted Cash	(3,244,144)	(329,344)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	38,982,725	457,331
Cash, Cash Equivalents and Restricted Cash at End of Period	$35,738,581	$127,987
Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$3,887,108	—
Cash Paid for Income Tax	—	—

Supplemental Noncash Investing and Financing Activities

During the quarter ended March 31, 2020, the Company converted a derivative liability of $19.3 million into a fixed payment obligation with a fair value of $18.8 million, and thereby recognized a gain on derecognition of the derivative liability of $0.5 million.

During the quarter ended March 31, 2021, the Company recognized $1.2 million in debt issuance costs related to Class B units of its subsidiary that were either issued or became issuable to the lender.

During the quarter ended March 31, 2021, the Company recorded debt issuance of $3.8 million in debt issuance costs related to accrued costs due to the creditors of its senior credit and mezzanine facilities in connection with the fees related to a loan amendment. Approximately $3.1 million of the debt issuance have been allocated to the senior credit facility and $0.7 have been allocated to the mezzanine facility.

During the quarter ended March 31, 2021, the Company issued 1,586,786 shares in connection with the conversion of a note payable and accrued interest of $0.5 million.

During the quarter ended March 31, 2021, the Company capitalized $5.0 million of interest in property, plant and equipment, of which $1.0 million related to in-kind interest that was added to the principal balance of the credit facility and $0.3 million related to amortization of the debt issuance costs.

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Clean Energy Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a U.S.-based integrated agricultural-energy biofuels company that holds assets across feedstocks and plant genetics, agronomics, cultivation, and regulatory approvals, commercialization, and downstream biorefining and storage. The Company is focused on the development and refining of nonfood-based bio-feedstocks and has an investment in several proprietary varieties of Camelina Sativa (“Camelina”), a fast growing, low input and ultra-low-carbon intensity crop used as a feedstock for renewable fuels. The Company holds its Camelina assets (including all related intellectual property related rights and approvals) and operates its Camelina business through its subsidiary, Sustainable Oils Inc., a Delaware corporation.

In 2018 and 2019 the Company pursued the acquisition of a crude oil refinery in Bakersfield, California with the objective of retrofitting it to produce renewable diesel from Camelina and other non-food feedstocks. On May 7, 2020 the Company completed the acquisition of the targeted refinery (the “Bakersfield Biorefinery”). The Bakersfield Biorefinery is owned by Bakersfield Renewable Fuel, LLC, (“BKRF”) an indirect subsidiary of Global Clean Energy Holdings, Inc. The retrofitting of the refinery commenced promptly after the acquisition. The engineering and construction of the project is expected to be completed in early 2022 based on our engineering, procurement and construction contract with a substantial completion date of January 22, 2022. After necessary start-up procedures and testing is complete, we expect production to be approximately 10,000 barrels per day (420,000 gallons per day). Although the Bakersfield Biorefinery will have a nameplate capacity of 15,000 barrels per day, we do not expect to produce more than 10,000 barrels per day for at least the first year of production. The Company has entered into both a product offtake agreement and a term purchase agreement with a major oil company for the purchase by the oil company of all, or substantially all, of the renewable diesel to be produced at the Bakersfield Biorefinery for the first five years of production. See Note B - Basis of Presentation and Liquidity and Note I - Subsequent Events which describes the offtake agreement in more detail.

Basis of Presentation

The accompanying condensed and consolidated balance sheet of the Company at December 31, 2020, has been derived from audited condensed and consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed and consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited condensed and consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of the Company’s management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements. The unaudited condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or any future periods.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Per Share Information

On March 26, 2021, the Company effected a one-for-ten reverse stock split. All common stock and per share information (other than par value) contained in these financial statements and footnotes have been adjusted to reflect the foregoing reverse stock split. Prior to the reverse stock split the Company had 358,499,606 shares outstanding and immediately after the stock split the Company had 35,850,089 shares outstanding. The Company issued additional shares after the reverse stock split and the outstanding shares as of May 17, 2021 was 38,765,194.

Restricted Cash

In accordance with the Company’s senior credit agreement (see Note E - Debt), the Company is required to advance the calculated interest expense on its borrowings at the time of such borrowings to the estimated commercial operational date of the Bakersfield Biorefinery. This interest is deposited into a designated account and the appropriate amount is paid to the lender at the end of each quarter. Additionally, the construction funds are deposited into its own designated account and deposited from that designated account into the Bakersfield Renewable Fuel, LLC account only upon approval by the lender to pay for specific construction, facility and related costs. These two accounts are restricted and not directly accessible by the Company for general use, although these funds are assets of the Company. The Company estimates how much of this cash is likely to be capitalized into the Bakersfield Biorefinery project in the form of a long-term asset, and classifies this amount as long-term. The Company makes this determination based on its budget, recent and near-term invoicing, and internal projections.

Cash and Cash Equivalents; Concentration of Credit Risk

The Company considers all highly liquid debt instruments maturing in three months or less to be cash equivalents. The Company maintains cash and cash equivalents at high quality financial institutions. However, deposits exceed the federally insured limits. At March 31, 2021, the Company had approximately $34.7 million in uninsured cash.

 Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of office equipment is computed using the straight-line method over estimated useful lives of 3 to 5 years. Refinery assets and buildings are depreciated using the straight-line method over estimated useful lives of 5 to 25 years. However, the refinery will not begin to be depreciated until its retrofitting has been completed and it is ready for operations. Normal maintenance and repair items are charged to operating costs and are expensed as incurred. The cost and accumulated depreciation of property, plant and equipment sold or otherwise retired are removed from the accounts and any gain or loss on disposition is reflected in the statement of operations. Interest on borrowings related to the retrofitting of the Bakersfield Biorefinery is being capitalized, which will continue until the refinery is available for commercial use. During the quarter ended March 31, 2021, $5.0 million of interest was capitalized, and is included in property, plant and equipment, net, for a total of $15.2 million of capitalized interest for the project.

Long-Lived Assets

In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the quarters ended March 31, 2021 and March 31, 2020, there were no impairment losses recognized on long-lived assets.

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

Debt Issuance Costs

The acquisition of the refinery and the related $365 million of financing to fund the retrofit closed in May 2020. In connection with financing the refinery, we incurred approximately $5 million of debt issuance costs as of the date of the closing. However, in connection with the senior credit facility, we issue the creditors Class B equity units of our subsidiary BKRF OCB, LLC as funds are advanced from the facility. The fair value of these Class B units on the date of issuance is recorded as a liability with an offsetting adjustment to debt issuance costs. In addition, in March 2021, we amended our credit agreements (see Note E), and as part of that amendment, we agreed to pay the lenders a 1% fee in our equity securities based upon the amount of the facilities, which amounts to $3.8 million.

Debt issuance costs are amortized over the term of the loan as interest: however, as such interest relates to retrofitting of the refinery, these costs are being capitalized as part of the refinery until the refinery is placed in service. The amortization of the debt issuance costs that are not capitalized is recorded as interest expense. At March 31, 2021 and December 31, 2020, unamortized debt issuance costs related to the senior credit facility are classified as a direct deduction from the carrying amount of the credit facility; however, unamortized debt issuance costs related to the mezzanine facility are presented on the balance sheet as an asset as there have not been any borrowings on the mezzanine facility. See Note E - Debt for more detail on the financing.

Accounts Payable and Accrued Liabilities

For presentation purposes, accounts payable and accrued liabilities have been combined. As of March 31, 2021 and December 31, 2020, accounts payable and accrued liabilities consists of:

	As of March 31, 2021	As of December 31, 2020
Accounts payable	$12,237,029	$9,724,136
Accrued compensation and related liabilities	3,163,254	3,034,688
Accrued interest payable	1,989,423	2,093,649
Other accrued expenses	7,363,687	3,146,478
Current portion of asset retirement obligations	4,400,410	3,716,000
Current portion of environmental liabilities	1,104,106	883,000
	$30,257,909	$22,597,951

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

We estimate our escalation rate at 3.33% and our discount factor ranges from 3.62% in year one to 7.26% in year twenty, with the weighted average discount rate being 5.0%. See Note H - Commitments and Contingencies for more detail on environmental liabilities, which are accounted for separately from asset retirement obligations.

The following table provides a reconciliation of the changes in asset retirement obligations for the quarter ended March 31, 2021 and the year ended December 31, 2020.

	Three months ended March 31, 2021	Year ended December 31, 2020
Asset retirement obligations - beginning of period	$21,478,977	$—
Additions related to acquisition of refinery	—	21,901,977
Disbursements	(775,249)	(135,000)
Accretion	245,000	652,000
Revised obligation estimates	—	(940,000)
Asset retirement obligations - end of period	$20,948,728	$21,478,977

The amount shown as of March 31, 2021 and 2020, includes $4.4 million and $3.7 million, respectively, which has been classified as current liabilities and included in accounts payable and accrued liabilities and $16.5 million and $17.8 million, respectively which have been classified as long-term liabilities as of March 31, 2021 and December 31, 2020, respectively.

Advances to Contractors

Upon the acquisition of the Bakersfield Biorefinery, the Company advanced $20.1 million to its primary engineering, procurement and construction contractor. These funds are credited against future invoices in accordance with an agreed schedule. As of March 31, 2021, the funds advance has been reduced to $16.0 million.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 using the following five-step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. The Company recognized $0.1 million in revenues during the quarter ended March 31, 2021 and had no comparable sales in the quarter ended March 31, 2020. The Company is engaged in contracting with farmers to grow camelina grain that will be processed into oil for use in Bakersfield Biorefinery. The Company will recognize revenues upon the sale of its patented camelina seed to the farmers and also for the crushed camelina meal that it plans to sell to third party livestock and poultry operators. Based upon the Company’s Product Offtake Agreement (see Note B - Basis of Presentation and Liquidity), the Company expects to recognize revenue from the sale of biofuel beginning in 2022.

Research and Development

Research and development costs are charged to operating expenses when incurred.

Fair Value Measurements and Fair Value of Financial Instruments

As of March 31, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature. The Company’s derivative liability related to its derivative forward contract is reported at fair value.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of the derivative forward contract is primarily based upon the notional amount and the forward strip market prices of Ultra Low Sulfur Diesel, and is reduced by the fair value of the call option. The forward strip market prices are observable. However, to determine the fair value of the call option, the Company used the Black’s 76 option pricing model. As a result, the contract as a whole is included in the Level 3 of the fair value hierarchy.

The Company’s mandatorily redeemable equity instruments of its subsidiary are also measured at fair value on a recurring basis. See Note E - Debt for more information.

The derivative liability discussed herein was derecognized in the first quarter of 2020, and the Company had no derivative liabilities in the quarter ending March 31, 2021. The following presents the change in the derivative liability for the three months ended March 31, 2020:

Three Months Ended
March 31, 2020
Beginning Balance	$24,767,000
Conversion to note payable	(19,291,000)
Change in fair value recognized in earnings	(5,476,000)
Ending Balance	$—

The carrying value of the mandatorily redeemable equity instruments of subsidiary as of March 31, 2021:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Mandatorily redeemable equity instruments of subsidiary	$7,193,000	$7,193,000	$—	$—	$7,193,000

The following presents changes in the mandatorily redeemable equity instruments of subsidiary (Class B Units) through the three months ended March 31, 2021 and the year ended December 31, 2020:

	Three months ended March 31, 2021	Year ended December 31, 2020
Beginning Balance	$5,123,000	$—
New unit issuances	1,218,769	3,101,344
Change in fair value recognized in earnings	851,231	2,021,656
Ending Balance	$7,193,000	$5,123,000

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include a) valuation of common stock, warrants, and stock options, b) estimated useful lives of equipment and intangible assets, c) the estimated costs to remediate or clean-up the refinery site, and the inflation rate, credit-adjusted risk-free rate and timing of payments to calculate the asset retirement obligations, d) the estimated costs to remediate or clean-up identified environmental liabilities, e) the estimated future cash flows and the various metrics required to establish a reasonable estimate of the value of the Class B Units, and f) the allocation of the acquisition price of the Bakersfield Biorefinery to the various assets acquired. It is at least reasonably possible that the significant estimates used will change within the next year.

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

The following table presents: 1) instruments that were dilutive for the quarter ended March 31, 2020 were included in the diluted earnings per share, and 2) instruments that were anti-dilutive for the quarter ended March 31, 2021 that were excluded from diluted earnings per share as they would have been anti-dilutive:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Convertible notes and accrued interest	8,906,773	10,007,550
Convertible preferred stock - Series B	1,181,818	1,181,818
Compensation-based stock options and warrants	19,220,714	17,705,000

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

Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were available to be issued. See Note I to these condensed consolidated financial statements for a description of events occurring subsequent to March 31, 2021.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B — BASIS OF PRESENTATION AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations of $8.2 million during the quarter ended March 31, 2021, and has an accumulated deficit of $74.5 million at March 31, 2021. At March 31, 2021, the Company had working capital of negative $13.8 million (which includes current restricted cash of $11.9 million) and total stockholders deficit of $36.4 million. The Company is progressing its Bakersfield Biorefinery retooling project and is on track to achieve its initial revenues from the production and sale of renewable diesel in early 2022.

On May 4, 2020, a group of lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB, LLC, one of Global Clean Energy Holdings, Inc.’s subsidiaries, to enable that subsidiary to acquire the equity interests of Bakersfield Renewable Fuels, LLC and to pay the anticipated costs of the retooling of the Bakersfield Biorefinery owned by Bakersfield Renewable Fuels, LLC. Concurrently with the senior credit facility, a group of mezzanine lenders also agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield biorefinery. Although the funds provided by the senior and mezzanine lenders may only be used for the Bakersfield Biorefinery and servicing these debt obligations, Global Clean Energy Holdings, Inc. will nevertheless, realize a reduction in certain of its operating and general and administrative expenses as the Company shares certain personnel and related costs. The Company believes that these cost savings, plus the Company’s other financial resources should be sufficient to fund the Company’s operations through the start-up of the Bakersfield Biorefinery. See “Note E - Debt” and “Note I - Subsequent Events.” In November 2020, the Company’s senior and mezzanine facilities were increased by a total of $15 million for the Bakersfield Biorefinery and the Company’s upstream Camelina business.

In April of 2019, the Company executed a binding Product Offtake Agreement (the “Offtake Agreement”) with ExxonMobil Oil Corporation (“Purchaser”) pursuant to which Purchaser has committed to purchase 2.5 million barrels per year of renewable diesel annually from the Bakersfield Biorefinery (with a right to purchase higher volumes as available), and the Company has committed to sell these quantities of renewable diesel to Purchaser. The Purchaser’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Biorefinery commences commercial operations. The Purchaser has the option to extend the initial five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Biorefinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Biorefinery’s operations. See “Note I - Subsequent Events.”

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C – PROPERTY, PLANT AND EQUIPMENT

On May 7, 2020 through its subsidiary BKRF OCB, LLC, the Company purchased all of the outstanding equity interests of Alon Bakersfield Property, Inc. a company that owned a crude oil refinery in Bakersfield, California from Alon Paramount Holdings, Inc. (“Alon Paramount”) for a total consideration of $89.4 million (excluding acquisition costs). Immediately prior to the purchase, Alon Bakersfield Property Inc. was converted into a limited liability company and renamed as “Bakersfield Renewable Fuels, LLC.” The Company is now retooling the acquired crude oil refinery into a biorefinery. In accordance with ASC Topic 805, Business Combinations, the Company determined that the purchase is an asset purchase and not a business combination based the following a) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset group, b) that the existing crude oil based (very high carbon) refinery is not able to produce renewable diesel (very low carbon) fuel, c) no refinery in the U.S. has been designed specifically around the plant oil feedstock extracted from Camelina seeds, thus the technical aspect is new and unique to the Bakersfield Biorefinery and d) the Company did not acquire an assembled workforce. Thus, the acquired asset group does not have the full inputs or substantive process to produce outputs and does not have any acquired revenue generating contractual arrangements.

The total consideration for the purchase of the Bakersfield Biorefinery was $89.4 million, and consisted of $40 million of cash, an option right valued at $5.5 million granted to the seller, and an assumption of $43.9 million of liabilities. The liabilities assumed consist of $21.9 million of asset retirement obligations (ARO) and $22 million of other environmental remediation liabilities. These liabilities are the estimated costs of clean-up, remediation and associated costs of the acquired assets in accordance with current regulations. The option right was valued using various inputs, including a volatility of 116%, a risk free rate of 0.14% and a marketability discount of 25%. The total consideration of the purchase was allocated to the asset categories acquired based upon their relative fair value, except that the fair value of the ARO were allocated to the specific assets to which they relate. The following summarizes this allocation of the purchase price and also the reclassification of the pre-acquisition costs:

Asset Category	Capitalized Costs Based on Acquisition Valuation	Allocated Pre-Acquisition Costs	Total Capitalized Costs on Acquisition
Property and Equipment
Land	$7,584,961	—	$7,584,961
Buildings	2,053,570	—	2,053,570
Refinery	77,845,201	3,222,449	81,067,650
Intangible Assets	1,921,082	—	1,921,082
Total	$89,404,814	$3,222,449	$92,627,263

Property and equipment as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Land	$7,584,961	7,584,961
Office Equipment	61,078	61,078
Buildings	2,053,570	2,053,570
Refinery Equipment	103,635,160	86,019,130
Construction in Process	41,684,071	33,212,695
Construction period interest	15,215,073	10,220,766
Total Cost	$170,233,913	139,152,200
Less accumulated depreciation	(205,195)	(179,525)
Property and equipment, net	$170,028,718	138,972,675

Depreciation expense for property and equipment was approximately $25,000 for the quarter ended March 31, 2021. There was no depreciation for the quarter ended March 31, 2020.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D - INTANGIBLE ASSETS

The Company holds certain patents, intellectual property and rights related to the development of Camelina as a biofuels feedstock and continues to incur costs related to patent license fees and patent applications for Camelina sativa plant improvements. These patents have an expected useful life of approximately 17 years and are carried at cost less any accumulated amortization and any impairment losses. Amortization is calculated using the straight-line method over their remaining patent life. The termination dates of our earliest patents will begin to occur in 2029. Any future costs associated with the maintenance of these patents and patent and registration costs for any new patents that are essential to our business will be capitalized and amortized over the life of the patent once issued. Upon the Company’s acquisition of the Bakersfield Biorefinery, the Company acquired necessary permits for the operation of the facility. The permit cost of $1.9 million is amortized on a straight-line basis over 15 years. The intangible assets as of March 31, 2021 and December 31, 2020 is shown in the following table:

	March 31,	December 31,
	2021	2020
Patent licenses	4,476,319	4,442,553
Refinery permits	1,921,082	1,921,082
Less accumulated amortization	(2,271,919)	(2,182,889)
Intangible Assets, Net	4,125,482	4,180,746

Amortization expense for intangible assets was approximately $89,000 and $61,000 for the quarters ended March 31, 2021 and March 31, 2020, respectively. The estimated amortization expense for the next five years is expected to be approximately $500,000 annually.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E – DEBT

The table below summarizes our notes payable and long-term debt at March 31, 2021 and at December 31, 2020:

	March 31, 2021	December 31, 2020
Notes Payable
Senior credit facility	$185,141,188	$153,405,569
Fixed payment obligation, net of discount	16,752,528	16,155,138
Other notes - current	3,436,499	4,198,113
Other notes - long-term	600,560	—
	205,930,775	173,758,820
Less: unamortized debt issuance costs	(10,715,113)	(6,636,344)
Subtotal	195,215,662	167,122,476

Convertible Notes Payable
Convertible note payable to executive officer	1,000,000	1,000,000
Other convertible notes payable	413,500	697,000
Subtotal	1,413,500	1,697,000

Total	$196,629,161	$168,819,476

Credit Facilities

On May 4, 2020, in order to fund the purchase of the Bakersfield Renewable Fuels, LLC, BKRF OCB, LLC, a subsidiary of the Company, entered into a senior secured credit agreement with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB (which was increased to $313.2 million in November 2020) to pay the costs of the retooling the Bakersfield Biorefinery. The senior loan bears interest at the rate of 12.5% per annum, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest, with such deferred interest being added to principal. The principal of the senior loans matures in November 2026, provided that BKRF OCB, LLC must offer to prepay the senior loans with any proceeds of such asset dispositions, borrowings other than permitted borrowings, proceeds from losses, and excess net cash flow. BKRF OCB, LLC may also prepay the senior loan in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, the Senior Lenders are issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, as the Company draws on the facility. As of March 31, 2021, 182.4 million Class B Units have either been issued or are issuable, and the aggregate fair value of such units on the date of their issuances totaled approximately $4.3 million which were recorded as debt issuance costs. The aggregate fair value of the earned units as of March 31, 2021 was approximately $7.2 million. The fair value of such units is remeasured at each new issuance and at each quarter end. It is expected that the fair value will increase as the Company continues to de-risk the project through ongoing retooling activities. The senior loans are secured by all the assets of BKRF OCB, LLC (including its membership interests in Bakersfield Renewable Fuels, LLC), all the outstanding membership interest in BKRF OCB, LLC, and all the assets of Bakersfield Renewable Fuels, LLC. The credit facility contains certain covenants. In March 2021, the Company and the lenders amended the credit agreements, thereby bringing the Company into compliance with the covenants as of the amendment date.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E – DEBT (CONTINUED)

Effective March 26, 2021, the Company and its Senior Lenders entered into Amendment No. 3 to the Credit Agreement to, among other things, establish a contingency reserve account to fund the costs of the additional capabilities and equipment and to fund possible cost overruns at the Bakersfield Biorefinery. Concurrently, the Company and the mezzanine lenders entered into Consent No. 2 And Amendment No. 2 To Credit Agreement to amend the $65 million mezzanine credit facility. Under these two amendments we agreed to establish an additional cash reserve of at least $35 million, which cash reserve would be used at the direction of the agent for the lenders to fund project costs of the Bakersfield Biorefinery to the extent that such costs exceed the amounts available under the two credit agreements. Funds remaining in the additional reserve account after the completion of the Bakersfield Biorefinery will, with the approval of the lenders’ agent, be used to first make a $5 million principal payment on the senior loan, and any remaining funds will be returned to us. In order to fund the new $35 million contingency cash reserve, the two amendments to the credit agreements provide that we will raise no less than $35 million in a public or private financing transaction by July 31, 2021 and that we will deposit, by that date, at least $35 million into the new Bakersfield Biorefinery cash reserve account. As consideration for the amendments to the two credit agreements, we agreed to pay each senior and mezzanine lender an amendment and consent premium equal to 1.00% of the aggregate commitments and loans of such lender. The fee is payable in the same securities that we may issue in connection with raising the $35 million cash reserve. If we fund the $35 million cash reserve other than through a financing transaction, we will pay the 1% lenders’ premium in shares of our common stock or in cash.

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

Fixed Payment Obligation

As described in Note A, under “Fair Value Measurements and Fair Value of Financial Instruments”, the Company amended a derivative forward contract during the quarter ended March 31, 2020, with the counterparty. The amendment terminated the derivative forward contract and replaced it with a fixed payment obligation. Under the terms of the fixed payment obligation, the Company agreed to pay the counterparty a total of $23.1 million, which included a payment of $5.5 million in April 2020, and six equal installment payments in 2022 totaling $17.6 million. Under the subsequent revised terms of the fixed payment obligation in April 2020, the Company agreed to pay the counterparty a total of $24.8 million, which included a payment of $4.5 million in June 2020 (which was paid), and six equal monthly installment payments beginning in May 2022. For financial reporting purposes, the fixed payment obligation has been recorded at the present value of future payments, or $16.8 million, using a discount rate of 14.8%.

Other Notes Payable

Included in “other notes” as of March 31, 2021, in the above table, is a note, that is due upon demand related to the Company’s business activities prior to 2019, in the principal amount of $1.3 million and an interest rate of 18% per annum. Also, included in other notes above, is a note payable that was used to finance the Company’s insurance policies. Upon the acquisition of the Bakersfield Biorefinery in May 2020, the Company purchased numerous insurance contracts to cover its corporate, ownership and construction risks primarily to provide financial protection against various risks and to satisfy certain lender requirements. The Company paid 35% of the total premiums and financed the balance at 3.8% annual interest rate. The Company is obligated to make seventeen equal monthly payments totaling approximately $4.5 million beginning in July 2020. The insurance policies cover various periods from 12 to 60 months. As of March 31, 2021, the Company had eight payments remaining for a total of $2.1 million.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E – DEBT (CONTINUED)

Convertible Note Payable to Executive Officer

On October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrued unpaid salary and bonus for two years. In order to evidence the deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note accrues simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%) and became due and payable on October 15, 2020, its maturity date. Under its existing credit agreements, the Company is restricted from repaying Mr. Palmer’s loan and, accordingly, is currently in default under the Convertible Note. The Company accrued interest expense of $12,500 on this note in each quarter ended March 31, 2021 and 2020. As of the quarters ended March 31, 2021 and 2020, the Company had recorded accrued interest payable of approximately $122,000 and $72,000 respectively. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of the Company’s Common Stock at an exercise price of $0.154 per share.

Convertible Notes Payable

The Company has several notes that are convertible into shares of the Company or the Company’s subsidiaries at different prices: ranging from $0.30 per share into the parent company’s stock and up to $1.48 per share into a subsidiary’s common stock. These notes have passed their original maturity date and they continue to accrue interest at varying rates, from 8% to 10%. On March 26, 2021, we issued 1,586,786 shares of the Company’s common stock to the holder of a convertible promissory note upon the conversion of the entire outstanding balance, principal and accrued interest, for that note. On a combined basis, as of March 31, 2021 the principal amount of these remaining outstanding notes was approximately $0.4 million.

The following table summarizes the minimum required payments of notes payable and long-term debt as of March 31, 2021:

Year	Required Minimum Payments
2021	$3,849,999
2022	21,250,000
2023	—
2024	—
2025	—
Thereafter	185,741,748

Total	$210,841,747

Class B Units of Subsidiary Issued to Lenders

As described above, during the year ended December 31, 2020 and through March 31, 2021, the Company issued or had issuable 184.2 million Class B Units of its subsidiary, BKRF HCB, LLC, to its Senior Lenders. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units, and after the distributions reach a certain limit the units will no longer require further distributions and will be considered fully redeemed. The Class B unit holders may receive a portion of the distributable cash, as defined under the Credit Agreement, available to BKRF HCB, LLC, but generally only up to 25% of the available cash after the required interest and principal payments, operating expenses and ongoing capital requirements have been paid. Such payments may commence once the Bakersfield Biorefinery begins operations and will continue through the later of five years after operations of the refinery begins or until the cumulative distributions reach a certain threshold defined in the operating agreement of BKRF HCB, LLC. The Company has estimated the aggregate amount of distributions to the Class B Unit holders (upon the total amount under the credit facility to be drawn) may range from $13 million to as much as $171 million, provided that the aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the Senior Lenders cannot exceed two times the amount of the borrowings under the Credit Agreement, or approximately $626 million. As of March 31, 2021, the Company has valued the liability based on the estimated fair value for the Class B Unit distributions at approximately $7.2 million. The fair value is largely based on the present value of the expected distributions that will be made to the Class B Unit holders, which consider various risk factors, including a market risk premium, project size, the uniqueness and age of the refinery, the volatility of the feedstock and refinery inputs, operational costs, environmental costs and compliance, effective tax rates, illiquidity of the units, etc. As completion of retrofitting the refinery progresses, the fair value is expected to increase, and further increases in fair value are expected when the refinery becomes operational and begins generating revenues. For accounting purposes, these Class B Units are considered to be mandatorily redeemable and have been classified as liabilities in the accompanying March 31, 2021 balance sheet and are remeasured at fair value at the end of each reporting period.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE F - STOCKHOLDERS’ EQUITY

Common Stock

In the first quarter of 2021, the Company did not issue any shares of its Common Stock upon the exercise of stock options.

On March 26, 2021, we issued 1,586,786 shares of the Company’s common stock to the holder of a convertible promissory note upon the conversion of the entire outstanding balance, principal and accrued interest, for that note which was $476,036.

Series B Preferred Stock

On November 6, 2007, the Company sold a total of 13,000 shares of Series B Convertible Preferred Stock (“Series B Shares”) to two investors for an aggregate purchase price of $1.3 million, less offering costs of $9,265. Each share of the Series B Shares has a stated value of $100.

The Series B Shares may, at the option of each holder, be converted at any time or from time to time into shares of the Company’s Common Stock at the conversion price then in effect. The number of shares into which one Series B Share shall be convertible is determined by dividing $100 per share by the conversion price then in effect. The current conversion price per share for the Series B Shares is $1.10, which is subject to adjustment for certain events, including stock splits, stock dividends, combinations, or other recapitalizations affecting the Series B Shares.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE G – STOCK OPTIONS AND WARRANTS

2020 Equity incentive Plan

In April 2020, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) wherein 2,000,000 shares of the Company’s common stock were reserved for issuance thereunder. Options and awards granted to new or existing officers, directors, employees, and non-employees vest ratably over a period as individually approved by the Board of Directors generally over three years, but not in all cases. The 2020 Plan provides for a three-month exercise period of vested options upon termination of service. The exercise price of options granted under the 2020 Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2020 Plan have a maximum term of ten years for exercise and may be exercised with cash consideration or through a cashless exercise in which the holder forfeits a portion of the award in exchange for shares of common stock of the remaining portion of the award. As of March 31, 2021, there were 825,000 shares available for future option grants under the 2020 Plan.

During the first quarter ended March 31, 2021 the Company granted stock options for the purchase of a total of 140,500 shares of Common Stock under the 2020 Plan, of which 100,500 were to employees and 40,000 were to directors.

A summary of the option award activity in 2021 and awards outstanding at March 31, 2021 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life (Years)	Value

Outstanding at December 31, 2020	19,230,214	0.16	3.9	$30,044,649

Granted	140,500	5.92
Exercised	—	—
Forfeited	(100,000)	0.41		—
Expired	—	—		—

Outstanding at March 31, 2021	19,270,714	2.56	2.8	$116,514,943

Vested and exercisable at March 31, 2021	18,123,095	1.97	2.7	$110,605,999

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The following table illustrates the assumptions used in estimating the fair value of options granted during the periods presented:

Three months ended March 31, 2021
Expected Term (in Years)	2 to 5
Volatility	85%
Risk Free Rate	1.4%
Dividend Yield	0%
Suboptimal Exercise Factor (1)	1.3
Exit Rate Pre-vesting (2)	0%
Exit Rate Post-vesting (3)	0%
Aggregate Grant Date Fair Value	$470,630

(1)	The suboptimal exercise factor estimates the value realized by the holder upon exercise of the option and the estimated point at which an option holder would exercise an in-the-money option. The Company estimated the suboptimal factor based on the holder realizing a pre-tax profit of $500,000.

(2)	Assumed forfeiture rate for market condition option awards prior to vesting.

(3)	Assumed expiration or forfeiture rate for market condition option awards after vesting.

For the quarters ended March 31, 2021 and 2020, the Company recognized stock compensation expenses related to stock option awards of $102,000 and $25,614 respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2021, there was approximately $448,000 of unrecognized compensation cost related to option awards that will be recognized over the remaining service period of approximately 3.3 years.

Stock Purchase Warrants and Call Option

In the quarter ended March 31, 2021, the Company did not issue any new warrants to purchase shares of Global Clean Energy Holdings, Inc.

In 2020, the Company issued, to a party interested in Camelina development, a non-transferable warrant for the purchase of an approximately eight-percent interest in its subsidiary, Sustainable Oils, Inc. for approximately $20 million. The warrant expires on June 1, 2021. At the time of issuance, the fair value of the warrant was deemed to be immaterial.

Concurrently with the acquisition of the Bakersfield Biorefinery, GCEH, through its subsidiary, GCE Acquisitions, issued an option right to the seller of the refinery to purchase up to 33 1/3% of the membership interests of GCE Acquisitions. The fair value of the option right on the date of issuance was $5.5 million and expires at ninety days after the refinery meets certain operational criteria.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company maintains an employment agreement with its Chief Executive Officer, Executive Vice-President and Chief Financial Officer that provide for the terms of their compensation, including bonuses and share-based compensation. See the Company’s December 31, 2020 Form 10-K for further details.

Engineering, Procurement and Construction Contract

On April 30, 2020, GCE Acquisitions entered into an Engineering, Procurement and Construction Agreement with a national engineering firm pursuant to which this firm agreed to provide services for the engineering, procurement, construction, start-up and testing of the Bakersfield Biorefinery. The agreement, which was assigned by GCE Acquisitions to BKRF OCB, LLC, the borrower under the senior credit facility, provides for this engineering firm to be paid on a cost-plus fee basis subject to a guaranteed maximum price of $201.4 million, subject to increase for approved change orders. As of May 17, 2021, the remaining balance of the contract was approximately $151 million.

Environmental Remediation Liabilities

The Company recognizes its asset retirement obligation and environmental remediation liabilities in accordance with ASC 410-30, and has estimated such liabilities as of its acquisition date. It is the Company’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental remediation liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 20 years, and up to 30 years if a longer period is believed reasonably necessary. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental remediation liabilities to their present value if payments are fixed and determinable. However, as the timing and amount of these costs were undeterminable as of March 31, 2021, these costs have not been discounted. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. At March 31, 2021, accrued environmental remediation liability costs totaled $21.2 million of which $1.1 million have been classified as current liabilities.

Legal

On May 7, 2020 through BKRF OCB, LLC, one of the Company’s indirect subsidiaries, the Company purchased all of the outstanding equity interests of Bakersfield Renewable Fuels, LLC from Alon Paramount Holdings, Inc. (“Alon Paramount”) for a total consideration of $89.4 million, including $40 million in cash and assumption of liabilities of $43.9 million. Bakersfield Renewable Fuels, LLC owns an oil refinery in Bakersfield, California that the Company is retooling into a biorefinery. In connection with the acquisition, BKRF OCB, LLC agreed to undertake certain cleanup activities at the refinery and provide a guarantee for liabilities arising from the cleanup. The Company has assumed significant environmental and clean-up liabilities associated with the purchase of the Bakersfield Refinery.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Indemnities and Guarantees

In addition to the indemnification provisions contained in the Company’s organization documents, the Company generally enters into separate indemnification agreements with the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s directors or officers, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessor in connection with its facility lease for certain claims arising from the use of the facility. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

COVID-19

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance is ongoing but the Company believes that the pandemic to date has not materially impacted the Company’s operations and that the pandemic is not expected to be materially disruptive to its future plans and targeted date of beginning commercial operations. The Company has implemented strict protocols on its on-site workforce and continues to monitor the potential impacts to its business. The Company expects that the future impacts due to COVID-19 are not likely to be disruptive to its ongoing business.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE I – SUBSEQUENT EVENTS

On April 13, 2021, the Company raised $3.1 million in a private placement by selling 496,000 shares at $6.25 per share and issuing warrants for the purchase of 19,840 shares. The warrants have an exercise price of $6.25 per share and a five-year term and are fully vested. If the warrants are exercised, the Company will receive additional proceeds of $124,000.

On April 15, 2021, the Company acquired 100% of the outstanding equity of Agribody Technologies, Inc., a private agricultural biotechnology company, in an all-stock transaction for a total value of approximately $5 million. In consideration for the shares of Agribody Technologies, Inc. the Company issued 830,526 shares at an approximate value of $6.02 per share.

On April 20, 2021, our BKRF subsidiary entered into a Term Purchase Agreement (“TPA”) with ExxonMobil Oil Corporation (“ExxonMobil”) under which ExxonMobil has the right to purchase additional quantities of renewable diesel from our Bakersfield Biorefinery, and we are obligated to sell such additional amounts of renewable diesel to ExxonMobil. Under the Offtake Agreement, signed in 2019, ExxonMobil committed to purchase 2.5 million barrels of renewable diesel per year (the “Committed Volume”) from the Bakersfield Biorefinery. However, the Bakersfield Biorefinery is designed to produce more than the Committed Volume. Under the TPA, ExxonMobil has the exclusive right to purchase all renewable diesel produced in excess of the Committed Volume that we sell to ExxonMobil under the Offtake Agreement. We have also agreed to transfer title to ExxonMobil of the RINs allocated to the quantities of renewable diesel purchased under the TPA. In the event that ExxonMobil does not purchase all of the renewable diesel that it can under the TPA and, as a result our inventory levels exceed certain specified levels, we can sell that extra inventory to third parties. ExxonMobil will pay us a price for the renewable diesel purchased under the TPA based on a tiered formula reflecting the margins realized by ExxonMobil from its downstream resales of the TPA renewable diesel. The TPA has a five-year term. ExxonMobil has the option to extend the initial five-year term for a second five-year term if it elects to extend the Offtake Agreement.

On May 12, 2021, the Company repaid in full an outstanding convertible note for a cash payment of $487,000 (including both principal and interest). The Company no longer has any convertible notes into GCEH shares outstanding.

On May 18, 2021 our BKRF subsidiary and CTCI Americas, Inc., a Texas corporation (“CTCI”), entered into a Turnkey Agreement with a Guaranteed Maximum Price for the Engineering, Procurement and Construction of the Bakersfield Renewable Fuels Project (the “CTCI EPC Agreement”). CTCI Americas is a worldwide leading provider of reliable engineering, procurement and construction services, including for the refinery market. Under the CTCI EPC Agreement, CTCI has agreed to provide services to complete the engineering, procurement, construction, pre-commissioning, commissioning, start-up and testing of our renewable diesel production facility under construction in Bakersfield, California. The CTCI EPC Agreement requires the Bakersfield Biorefinery to be substantially complete, and to be ready for commercial operations, on January 22, 2022. CTCI’s fees and costs, including direct costs, overhead fees and the contractor’s fee, are guaranteed not to exceed $178 million (which maximum price is subject to adjustment for certain change orders). The obligations of CTCI have been guaranteed by CTCI Corporation, the Taiwanese parent company of CTCI.

On May 18, 2021 certain of our subsidiaries, including Bakersfield Renewable Fuels, LLC, entered into Amendment No. 4 to our Credit Agreement with the Senior Lenders. The Amendment was entered into primarily to consent to the replacement of the ARB EPC Agreement with the CTCI EPC Agreement.

On May 19, 2021 we notified ARB, Inc. that we were terminating that certain Engineering, Procurement and Construction Agreement dated April 30, 2020 with ARB, Inc. (the “ARB EPC Agreement”), effective immediately. The subcontracts for the Bakersfield Biorefinery will remain in effect and are being subsumed in the CTCI EPC Agreement. Accordingly, the subcontractors will continue to provide their services for the Bakersfield Biorefinery through CTCI.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2020 and other reports and filings made with the Securities and Exchange Commission (“SEC”).

Overview

Since 2013 Global Clean Energy Holdings, Inc. and its subsidiaries (collectively, hereinafter the “Company,” “we,” “us,” or “our) has been engaged in developing its Camelina assets as a biofuels feedstock. Between July 2018, the date that we entered into a letter of intent for the purchase of a 500-acre crude oil refinery in Bakersfield, California and the closing of the purchase of the Bakersfield Biorefinery in May 2020, we were exclusively engaged in completing the purchase of the refinery and in obtaining the financing necessary purchase and retool the Bakersfield Biorefinery into a renewable fuels facility. Accordingly, our principal expenses during 2019 and until we purchased the Bakersfield Biorefinery in May 2020 consisted of general and administrative expenses and costs incurred to obtain the financing required to purchase and retool the Bakersfield Biorefinery. After the purchase of the Bakersfield Biorefinery on May 7, 2020, both our operating expenses and our capital expenditures increased significantly.

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

In May 2020 we completed the purchase of the Bakersfield Biorefinery. The total amount of cash consideration paid for the refinery was $40 million and the total amount of all consideration and assumed liabilities was $89.4 million. In order to fund the purchase price of the Bakersfield Biorefinery and the currently on-going conversion of the facility into a renewable diesel refinery, in May 2020 we also entered into a $300 million senior loan facility and a $65 million mezzanine loan facility. In November 2020 we added a total of $15 million to our credit facilities whereby as of December 31, 2020 our senior loan facility was $313.2 million, and our mezzanine loan facility was $66.8 million. We are currently converting the Bakersfield Biorefinery from a crude oil refinery into a biorefinery, and we do not expect to commence our biofuel refinery operations until early 2022. Therefore, we do not anticipate generating revenues from the operations of the Bakersfield Biorefinery until the first half of 2022.

We continue to contract with farmers for the planting of our Camelina certified seed for grain production for the 2021 crop year. As of April 30, 2021 we have contracted for cultivation of approximately 15,000 acres of our proprietary varieties of Camelina. We anticipate a significant ramp up of production of Camelina in 2022. We do expect to generate some revenues from Camelina seed sales to farmers in 2021, but that amount is not expected to be material. Additionally, we are strengthening our Camelina patent position by adding another six variety patents and seven utility patents and are continuing our gene editing program to improve the ultimate yields and oil composition of our patented Camelina varieties.

In order to further strengthen our ability to produce genome edited, proprietary varieties of Camelina, on April 15, 2021, we acquired 100% of the outstanding equity of Agribody Technologies, Inc., a privately held agricultural biotechnology company that owns 16 patents related to the use of genetics to increase yield, shelf life and other sustainability traits in Camelina and many other crops. The acquisition was effected in an all-stock transaction for a total value of approximately $5 million. In consideration for the shares of Agribody Technologies, Inc. the Company issued 830,526 shares at an approximate value of $6.02 per share.

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

Environmental Remediation Liabilities. The Company recognizes its asset retirement obligation and environmental remediation liabilities in accordance with ASC 410-30, and has estimated such liabilities as of its acquisition date. It is the Company’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental remediation liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 20 years, and up to 30 years if a longer period is believed reasonably necessary. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental remediation liabilities to their present value if payments are fixed and determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

Recoverability of Intangible Assets. The Company invests in the development of various plant-based feedstocks for conversion to fuel as part of its core business plan and mandate. The Company has purchased patents and associated know-how that relate directly to the development and growing of Camelina. The Company invests in the ongoing development of Camelina through research and additional patents as breakthroughs occur. The Company capitalizes all of its patent expenses and amortizes these costs over an approximate 17-year period in conjunction with the life of the patent protection. We evaluate the carrying costs of these assets on a periodic basis and will impair such value if deemed necessary. As of March 31, 2021, no impairment is necessary and the carrying value of our intellectual property (intangible assets) remains a significant value and expected economic generator going forward.

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company’s Annual Report filed on Form 10-K with the SEC. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Results of Operations

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

Revenues. As discussed above, during the first quarter of 2020 and continuing until we purchased the Bakersfield Biorefinery on May 7, 2020, our activities were devoted solely to the acquisition and financing of the Bakersfield Biorefinery. Therefore, we had no operating revenues in the fiscal quarter ended March 31, 2020 (the “2020 fiscal quarter”). Following the acquisition, we focused our efforts on building our operations and management teams and on putting the processes in place to accomplish the task of retrofitting the Bakersfield Biorefinery. We did not engage in any operating activities that generated revenues until the first quarter of 2021 when we started selling our Camelina seeds to farmers for the production of Camelina seed and grain for our Bakersfield Biorefinery. Therefore, we had no operating revenues from the Bakersfield Biorefinery in the fiscal quarters ended March 31, 2021 (the “2021 fiscal quarter”) and only a minimal amount of seed revenues, ($0.1 million).

General And Administrative Expenses and Facility Expenses. General and administrative expense consists of expenses generally involving corporate overhead functions and operations. In the 2020 fiscal quarter, we did not own the Bakersfield Biorefinery and, as a result, we had fewer overhead expenses. In the 2021 fiscal quarter, we owned the Bakersfield Biorefinery and, therefore, had significantly higher expenses, including higher employment, facilities, insurance, legal, and general overhead expenses. As a result our administrative expenses increased by $3.4 million from $0.3 million in the 2020 fiscal quarter to $3.7 million in the 2021 fiscal quarter. This increase was primarily related to an increase in overall payroll costs and benefits, professional fees, insurance costs, technology and communications costs and various vendor costs. We anticipate that our general and administrative expenses will continue to increase as the development of the refinery progresses and operations commence. Facility expense primarily consists of maintenance costs to keep the Bakersfield assets, purchased in May 2020, in an operational mode and expenses normally related to the operations of a refinery. Our facility expenses were $2.8 million in the 2021 fiscal quarter and we incurred no such expenses in the 2020 fiscal quarter.

Other Income/Expense. In the 2021 fiscal quarter we had no impact from derivatives, whereas in the 2020 fiscal quarter we recognized $5.5 million of income from the decrease in fair value on a derivative contract and a gain of $0.5 million on the derecognition of the Derivative Contract. In the 2021 fiscal quarter we recognized a charge of $0.9 million on the change in fair value of our Class B Units and we had no such charge in the 2020 fiscal quarter.

Interest Income/Expense. Interest expense in the 2021 fiscal quarter and the 2020 fiscal quarter consisted of interest of $0.7 million and $0.2 million, respectively, from outstanding promissory notes. Our incurred interest will increase significantly in the future as we draw down on the $313.2 million senior and $66.8 million mezzanine loans, and as the outstanding principal balances of those loans increases. However, construction period interest will be capitalized as part of the cost of the refinery and will be depreciated, and therefore, will not impact our interest expense.

Net losses. We incurred an operating loss of $6.7 million and $0.4 million in the 2021 and 2020 fiscal quarters respectively. We incurred a net loss of $8.2 million in the 2021 fiscal quarter compared to a $5.4 million net income in the 2020 fiscal quarter. Our operating loss increased as a result of the increase in activity related to our purchase of the Bakersfield Biorefinery. We expect to incur losses for the remainder of 2021 while our biorefinery is under construction and therefore not operational. The lower operating and net losses in fiscal 2020 quarter were the result of one-time non-cash accounting adjustments to recognize the gains attributable to the change in the fair value of the Derivative Contract and the derecognition of that contract.

Liquidity and Capital Resources

As of March 31, 2021 and 2020, we had approximately $35.7 million and $0.1 million of cash, respectively, of which $20.8 million is considered long-term as that cash is more likely to be spent on the construction project and will be capitalized into the project as spent. On March 31, 2021 we had negative working capital of $13.8 million and negative working capital of $12.4 million at the end of March 31, 2020, respectively. However, of the $35.7 million of cash as of March 31, 2021, only $3.1 million is unrestricted and available to pay our current liabilities, while the remaining $32.6 million of cash is restricted and can only be used to fund our senior loan interest obligations and our biorefinery construction costs.

In order to fund some of our working capital expenses, on April 13, 2021, the Company raised $3.1 million through the sale of 496,000 shares at $6.25 per share to three accredited investors. In connection with the foregoing sale of shares, we also issued to the investors warrants for the purchase of 19,840 shares (which warrants have an exercise price of $6.25).

Our efforts to acquire the Bakersfield refinery commenced in early 2018. Our operating costs, including the costs of the professionals that we engaged, exceeded our capital resources. Accordingly, on October 15, 2018, we entered into a derivative contract with a commodities trading company whereby we received $6 million of cash in exchange for a contract for ultra-low sulfur diesel to be settled beginning in July of 2020. We subsequently unwound the original derivative contract on October 29, 2019 and entered into a new derivative transaction whereby we received an additional cash payment of $4 million. The new derivative contract was amended again on April 20, 2020 and called for a cash payment of $4.5 million in June 2020 (that we paid) and six equal monthly payments of $3.375 million beginning in May 2022. This payment stream is scheduled to coincide around the commencement of operations and the resulting cash flow of the Bakersfield Biorefinery.

The Bakersfield Biorefinery is currently being retooled and converted from a crude oil refinery into a biofuels refinery. The construction of the Bakersfield Biorefinery is expected to be completed, and the Bakersfield Biorefinery is expected to commence commercial operations in early 2022. Until the Bakersfield Biorefinery is operational, we will not generate any refinery operating revenues. We anticipate that we will generate some revenues in 2021 from sales of Camelina seed, although such revenues are not expected to be significant. During the construction phase of the biorefinery, we will incur significant operating costs and capital expenditures to upgrade the existing equipment and facilities. The expenses that we expect to incur include, among others, the purchase of new biorefinery equipment, the payments to our contractors under the various engineering, procurement and construction agreements that we entered into, the costs of maintaining the existing facility during the construction phase, paying engineering fees and payroll costs, the costs of upgrading the refinery’s rail line and certain pipelines, and making interest and other payments under our senior and mezzanine credit facilities.

In order to fund the cost of acquiring the Bakersfield Biorefinery, converting the existing refinery into a biorefinery, and paying all operating expenses during the preoperational period, in May 2020 we entered into (i) a $300 million senior secured term loan facility with certain senior lenders which credit facility was upsized to $313.2 million in November 2020, and (ii) a $65 million secured term loan facility with certain mezzanine lenders which was also upsized to $66.8 million in November 2020. As of March 31, 2021, we have borrowed $182.4 million under the senior credit facility, of which approximately $43 million was unspent as of the end of March 31, 2021. As of March 31, 2021, we have not yet utilized the mezzanine credit facility.

The senior credit facility bears interest at the rate of 12.5% per annum, payable quarterly. No principal payments are required to be made under the senior loan until maturity. The senior loan matures on November 4, 2026. The mezzanine loan will bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that we may defer up to 2.5% interest to the extent we do not have sufficient cash to pay the interest (any deferred interest will be added to principal). Principal of the mezzanine loans is due at maturity. As additional consideration for the senior loans and mezzanine loans, the senior lenders were issued Class B units (and the mezzanine lenders will be issued Class C Units when we borrow under the mezzanine loans) in our subsidiary that indirectly owns the Bakersfield Biorefinery. The Class B and C Units will not affect our liquidity until the Bakersfield Biorefinery commences operations in 2022. However, since the holders of the Class B and C Units will be entitled to certain priority cumulative distributions, if any, that may be made in the future from the operations of the Bakersfield Biorefinery, distributions made on behalf of the Class B and C Units will reduce the amount of distributions that we may be entitled to receive in the future from the operations of the Bakersfield Biorefinery.

Based on our construction budget (including the purchase orders we have issued for the required equipment) and on our internal projections of our future operating expenses, we anticipated that the $380 million available to us under the senior and mezzanine loans should be sufficient to fund our original projected capital expenditures and operating expenses at the Bakersfield Biorefinery until the Bakersfield Biorefinery becomes operational. However, the scope of the Bakersfield Biorefinery has both changed and expanded to include additional capabilities and equipment, which changes are expected to increase the cost of installing, developing and constructing the Bakersfield Biorefinery. In order to be prepared for cost overruns and the additional facility investments, we have agreed with our senior and mezzanine lenders to establish a $35 million contingency reserve by July 31, 2021 to fund such costs. We currently do not have the funds to establish the contingency reserve and will, therefore, have to raise this amount through a public or private sale of our securities or from other arrangements. No assurance can be given that we will be able to raise the funds by July 31, 2021, or at all. A portion of GCEH’s corporate overhead has been funded from the senior and mezzanine loan advances, which advances GCEH has agreed to pay to the Bakersfield Biorefinery.

Our transition to profitability is dependent upon, among other things, the successful and timely development and construction of our biorefinery and the future commercialization of the products that we intend to produce at the Bakersfield Biorefinery. To ensure that we have a buyer for the renewable diesel produced at our biorefinery, we have entered into an offtake agreement with ExxonMobil Oil Corporation (ExxonMobil). Under that agreement, ExxonMobil has agreed to purchase 2.5 million barrels per year of renewable diesel from the Bakersfield Biorefinery for a period of five years following the date that the Bakersfield Biorefinery commences commercial operations, with the right to acquire additional volumes. The Bakersfield Biorefinery is being designed for a capacity of 15,000 barrels per day or an annual volume of approximately 5.4 million barrels per year. On April 20, 2021 we entered into a second agreement, a term purchase agreement, with ExxonMobil whereby ExxonMobil has the right to purchase additional quantities of renewable diesel above the original 2.5 million barrels per year. The revenues we expect to receive under the offtake agreement and the term purchase agreement, together with our other projected sources of revenues, are expected to fund our anticipated working capital and liquidity needs.

Once completed, the Bakersfield Biorefinery will be able to produce renewable diesel from various renewable feedstocks, such as Camelina oil produced from our patented Camelina varieties, soybean oil, used cooking oil, inedible animal fat, and other vegetable oils. We believe that one of our strategic advantages is that a significant portion of the feedstock expected to be used at our biorefinery will be Camelina grain produced by third party farmers for the Bakersfield Biorefinery using our patented Camelina varieties. However, we anticipate that we will need additional funding for general corporate purposes and to grow our certified Camelina seeds, to enter into agreements with farmers, and to otherwise ramp up the cultivation and production of Camelina. As of the date of this report, we have only secured limited funding for our Camelina production plans. Although we are currently in discussions with certain agri-finance companies, other strategic partners, our existing lenders, investment bankers and possible third party investors for debt or equity financing for our Camelina operations and for general corporate purposes, no assurance can be given that we will obtain the necessary funds, or that if we do obtain such funding, that the terms under which we obtain such funding will be beneficial to us.

To the extent that we raise additional funds by issuance of equity securities, our stockholders would experience further dilution and the terms of these securities could include liquidation or other preferences that would adversely affect our stockholders’ rights. Our ability to secure additional equity financing could be significantly impacted by numerous factors including our the status, timing and cost of the conversion of the Bakersfield Biorefinery, positive or negative developments in the environmental regulations and the demand for biofuels, and general market conditions, and there can be no assurance that we will successful in raising capital or that any such financing will be available, available on favorable or acceptable terms or at the times, or in the amounts needed. Additionally, while the potential economic impact brought on by and the duration of the coronavirus pandemic is difficult to assess or predict, the significant impact of the coronavirus pandemic on the global financial markets, and on our own stock trading price, may reduce our ability to access additional capital, which would negatively impact our short-term and longer-term liquidity.

Inflation and changing prices have had minimal effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K promulgated by the SEC under the U.S. Securities Act of 1933, as amended, we are not required to provide the information required by this Item 3.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that, as of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, not effective because of the following material weaknesses in our internal control over financial reporting: (i) ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations, and lack of approval of adjusting journal entries, and (ii) the Company has not performed a risk assessment and mapped the accounting processes to control objectives. We have taken remedial steps to address the material weaknesses in our disclosure controls and procedures. These remedial steps include the following:

(a) The Company has hired additional financial and accounting personnel who are experienced in U.S. GAAP financial reporting. The Company is also evaluating its accounting personnel as necessary to remediate the identified weaknesses;

(b) The Company is implementing more robust financial reporting, accounting and management controls over its accounting and financial reporting functions, including developing and implementing a supplemental approval procedure for costs and expenses in excess of budgeted line items. The Company continues to evaluate and modify, as necessary, its approval control procedures;

(c) The Company has engaged, and will continue to engage, the necessary independent experts to assist the Company in improving its internal control over financial reporting.

Except as described above, there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found under “Legal” in Note H to our condensed consolidated financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

COVID-19. In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance is ongoing but the Company believes that this particular pandemic is not likely to be materially disruptive to its future plans and targeted date of beginning commercial operations. While the Company has implemented strict protocols on its on-site workforce and continues to monitor the potential impacts to its business. The Company has implemented strict protocols on its on-site workforce and continues to monitor the potential impacts to its business. While the Company expects that the future impacts due to COVID-19 are not currently nor expected to be disruptive to its ongoing business, the impact of COVID-19 on the economy, its industry, and on the Company’s contractors and subcontractors are constantly evolving, and the future effects continue to be highly uncertain and unpredictable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2021, we issued 1,586,786 shares of the Company’s common stock to the holder of a convertible promissory note upon the conversion of the entire outstanding balance, principal and accrued interest, for that note which was $476,036. The issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the act applicable to a transaction by an issuer not involving a public offering of securities. No underwriter was involved in the issuance of the shares.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Engineering, Procurement and Construction Agreement

On May 18, 2021 our Bakersfield Renewable Fuels, LLC subsidiary and CTCI Americas, Inc., a Texas corporation (“CTCI”), entered into that certain Turnkey Agreement with a Guaranteed Maximum Price for the Engineering, Procurement and Construction of the Bakersfield Renewable Fuels Project (the “CTCI EPC Agreement”). CTCI Americas is a worldwide leading provider of reliable engineering, procurement and construction services, including for the refinery market. Under the CTCI EPC Agreement, CTCI has agreed to provide services to complete the engineering, procurement, construction, pre-commissioning, commissioning, start-up and testing of our renewable diesel production facility under construction in Bakersfield, California. The CTCI EPC Agreement requires the Bakersfield Biorefinery to be substantially complete, and to be ready for commercial operations, on January 22, 2022. CTCI’s fees and costs, including direct costs, overhead fees and the contractor’s fee, are guaranteed not to exceed $178 million (which maximum price is subject to adjustment for certain change orders). The obligations of CTCI have been guaranteed by CTCI Corporation, the Taiwanese parent company of CTCI.

Termination of ARB, Inc. EPC Agreement

ARB Inc. has been the primary contractor for the Bakersfield Biorefinery and has operated under that certain Turnkey Agreement with a Guaranteed Maximum Price for the Engineering, Procurement and Construction of the Bakersfield Renewable Fuels Project, dated as of April 30, 2020 (the “ARB EPC Agreement”). On May 19, 2021 we notified ARB, Inc. that we were terminating the ARB EPC Agreement, effective immediately. The subcontracts for the Bakersfield Biorefinery were not terminated and are being subsumed in the CTCI EPC Agreement. Accordingly, the subcontractors will continue to provide their services for the Bakersfield Biorefinery through CTCI.

Amendment to Credit Agreement

Certain of our subsidiaries, including Bakersfield Renewable Fuels, LLC, were parties to a Credit Agreement, dated May 4, 2020, with a group of lenders (the "Senior Lenders") under which the Senior Lenders have agreed to provide our subsidiaries with a $313.2 million senior secured term loan facility (the foregoing agreement, as amended to date, is herein referred to as the “Credit Agreement”). On May 18, 2021 we entered into Amendment No. 4 to Credit Agreement (the “Amendment”) with the Senior Lenders. The Amendment was entered into primarily to consent to the replacement of the ARB EPC Agreement with the CTCI EPC Agreement. Concurrently with the execution of the Amendment, the lenders under the $66.8 million mezzanine credit facility (none of which has yet been used) also entered into a consent and waiver agreement to evidence their consent to the replacement of the ARB EPC Agreement with the CTCI EPC Agreement.

Item 6. Exhibits

Exhibit
Number	Description
10.1	Term Purchase Agreement, dated April 20, 2021 between Bakersfield Renewable Fuels, LLC and ExxonMobil Oil Corporation*

10.2	Amendment No. 4 to Credit Agreement, dated as of May 18, 2021, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein*

10.3	Turnkey Agreement with a Guaranteed Maximum Price for the Engineering, Procurement and Construction of the Bakersfield Renewable Fuels Project, dated May 18, 2021, between Bakersfield Renewable Fuels, LLC and CTCI Americas, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

 ____________________________
* Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions are (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: May 20, 2021	By:	/s/ Richard Palmer
Richard Palmer President and Chief Executive Officer

Date: May 20, 2021	By:	/s/ Ralph Goehring
Ralph Goehring Chief Financial Officer