Form 10-Q
period 2021-06-30
Global Clean Energy Holdings, Inc.
filed 2021-08-16
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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
☐
No
☒

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of August
16
, 2021 was 40,061,714.

Part I. FINANCIAL INFORMATION
Item1: Condensed Consolidated Financial Information

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,935,011	$3,370,519
Accounts receivable	148,691	143,823
Restricted cash	15,380,541	12,943,222
Inventory	882,913	846,197
Investment in farming activities	1,782,711	404,258
Prepaid expenses and other current assets	3,068,963	5,027,294
Total Current Assets	24,198,830	22,735,313

RESTRICTED CASH, net of current portion	28,570,060	22,668,984
DEBT ISSUANCE COSTS	1,508,211	840,211
RIGHT-OF-USE ASSET	61,717	51,611
INTANGIBLE ASSETS, NET	7,457,892	4,180,746
GOODWILL	1,355,077	-
LONG TERM DEPOSITS	627,589	628,382
PROPERTY, PLANT AND EQUIPMENT, NET	221,623,642	138,972,675
ADVANCES TO CONTRACTORS	17,801,315	16,000,000

TOTAL ASSETS	$303,204,333	$206,077,922

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,661,091	$22,597,951
Lease liabilities	62,763	52,653
Notes payable including current portion of long-term debt, net	3,151,554	4,198,113
Convertible notes payable	1,000,000	1,697,000
Total Current Liabilities	42,875,408	28,545,717

LONG-TERM LIABILITIES
Mandatorily redeemable equity instruments of subsidiary	12,623,420	5,123,000
Long-term debt, net	17,972,125	16,155,138
Long-term debt, net (credit facility)	235,669,722	146,769,225
Asset retirement obligations, net of current portion	16,160,818	17,762,977
Environmental liabilities, net of current portion	19,785,876	20,455,938
TOTAL LIABILITIES	345,087,369	234,811,995

STOCKHOLDERS' DEFICIT
Preferred stock - $0.01 par value; 50,000,000 shares authorized Series B, convertible; 0 and 13,000 shares issued and outstanding , respectively	-	13
Common stock, $0.001 par value; 500,000,000 shares authorized; 40,061,714 and 35,850,089 shares issued and outstanding, respectively	400,616	358,499
Additional paid-in capital	46,248,263	37,139,854
Accumulated deficit	(88,531,915)	(66,232,439)
Total Stockholders' Deficit	(41,883,036)	(28,734,073)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$303,204,333	$206,077,922

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue
Seed sales	$102,074	$-	$196,718	$-
Cost of Goods Sold	(51,190)	-	(136,466)	-
Gross Profit	50,884	-	60,252	-

Operating Expenses
General and administrative	7,282,999	1,820,933	10,997,961	2,064,040
Facilities expense	3,711,631	709,305	6,552,168	775,282
Depreciation expense	28,046	27,031	53,716	27,031
Amortization expense	216,050	95,023	305,080	156,330
Total Operating Expenses	11,238,726	2,652,292	17,908,925	3,022,683

OPERATING LOSS	(11,187,842)	(2,652,292)	(17,848,673)	(3,022,683)

OTHER INCOME (EXPENSE)
Interest expense (net)	(715,093)	(759,225)	(1,425,255)	(939,173)
Other income	67,314	-	68,364	512,363
Change in fair value of Class B Units	(2,242,681)	-	(3,093,912)
Change in fair value of derivative and finance charges related to derivative liability	-	-	-	5,476,000
Total Other Income (Expense), net	(2,890,460)	(759,225)	(4,450,803)	5,049,190

NET INCOME/(LOSS)	$(14,078,302)	$(3,411,517)	$(22,299,476)	2,026,507
BASIC NET INCOME/(LOSS) PER COMMON SHARE	(0.36)	(0.10)	(0.60)	0.06
DILUTED NET INCOME / (LOSS) PER COMMON SHARE	(0.36)	(0.10)	(0.60)	0.03
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	38,618,255	35,588,972	37,364,554	35,386,045
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	38,618,255	35,588,972	37,364,554	63,997,192

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)

	Preferred Stock Series B Convertible Preferred Stock		Common Stock		Additional Paid- In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Beginning Balance at Dec. 31, 2019	13,000	$13	34,402,943	$344,029	31,259,365	$(55,682,264)	$(24,078,857)
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	25,614	-	25,614
Exercise of stock options	-	-	817,732	8,177	63,419	-	71,596
Net Income	-	-	-	-	-	5,438,024	5,438,024
Ending Balance at Mar. 31, 2020	13,000	$13	35,220,675	$352,206	$31,348,398	$(50,244,240)	$(18,543,623)
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	155,186	-	155,186
Exercise of stock options	-	-	629,286	6,293	12,907	-	19,200
Option grants for investment in subsidiaries	-	-	-	-	5,477,677	-	5,477,677
Net Loss	-	-	-	-	-	(3,411,517)	(3,411,517)
Ending Balance at Jun. 30, 2020	13,000	$13	35,849,961	$358,499	$36,994,168	$(53,655,757)	$(16,303,077)

	Preferred Stock Series B Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Beginning Balance at Dec. 31, 2020	13,000	$13	35,850,089	$358,499	$37,139,854	$(66,232,439)	$(28,734,073)
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	102,000	-	102,000
Shares issued upon reverse split to avoid fractional shares	-	-	1,793	19	(19)	-	-
Conversion of note payable to shares	-	-	1,586,786	15,868	460,168	-	476,036
Net Loss	-	-	-	-	-	(8,221,174)	(8,221,174)
Ending Balance at Mar. 31, 2021	13,000	$13	37,438,668	$374,386	$37,702,003	$(74,453,613)	$(36,377,211)
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	154,244	-	154,244
Exercise of stock options	-	-	60,978	610	8,734	-	9,344
Purchase of Agribody Technologies, Inc.	-	-	830,526	8,305	4,991,695	-	5,000,000
Conversion of Series B Preferred to Common	(13,000)	(13)	1,181,819	11,818	(11,805)	-	-
Conversion of convertible notes	-	-	53,723	537	308,352	-	308,889
Issuance of common stock for cash	-	-	496,000	4,960	3,095,040	-	3,100,000
Net Loss	-	-	-	-	-	(14,078,302)	(14,078,302)
Ending Balance at Jun. 30, 2021	-	$-	40,061,714	$400,616	$46,248,263	$(88,531,915)	$(41,883,036)

The accompanying notes are an integral part of these financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six months ended June 30,
	2021	2020
Operating Activities
Net Income/(Loss)	$(22,299,476)	$2,026,507
Adjustments to reconcile net income/ (loss) to net cash used in operating activities:
Share-based compensation	256,244	180,800
Depreciation and amortization	358,796	181,411
Accretion of asset retirement obligations	490,000	-
Gain on settlement of liabilities	-	(512,363)
Change in fair value of derivative liability	-	(5,476,000)
Change in fair value of Class B Units	3,093,912	-
Amortization of discount on fixed payment obligation	1,217,158	-
Amortization of debt discount	184,444	745,648
Changes in operating assets and liabilities:
Accounts receivable	(4,868)	-
Inventories	(36,716)	-
Farming activities	(1,378,453)	(265,976)
Prepaid expenses	1,958,331	(2,900,691)
Deposits and other assets	793	(1,493,725)
Accounts payable and accrued expenses, interest and compensation	11,492,462	4,026,578
Asset retirement obligations	(1,545,046)	-
Environmental liabilities	(241,848)	-
Lease liabilities and assets	4	-
Net Cash Used in Operating Activities	(6,454,263)	(3,487,811)
Investing Activities:
Cash paid for acquisition of Alon Bakersfield Property, Inc.	-	(36,500,000)
Cash received as part of acquisition of Agribody Technologies, Inc.	263,754	-
Intangible assets	(42,226)	-
Property plant and equipment and advances to contractors	(80,506,634)	(24,928,459)
Net Cash Used in Investing Activities	(80,285,106)	(61,428,459)
Financing Activities:
Proceeds received from exercise of stock options	9,344	90,796
Payments on notes payable and long-term debt	(1,907,558)	(4,746,633)
New borrowings	999,829	-
Cash received from PIPE transaction	3,100,000	-
Payments on debt issuance costs	-	(4,218,211)
Long-term debt (credit facility)	92,440,641	80,500,000
Net Cash Provided by Financing Activities	94,642,256	71,625,952

Net Change in Cash, Cash Equivalents and Restricted Cash	7,902,887	6,709,682
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	38,982,725	457,331
Cash, Cash Equivalents and Restricted Cash at End of Period	$46,885,612	$7,167,013
Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	11,516,672	-
Cash Paid for Income Tax	-	-

Supplemental Noncash Investing and Financing Activities

During the six months ended June 30, 2020, in connection with the Company’s purchase of Alon Properties, Inc. in addition to the cash paid, the Company assumed asset retirement obligations and environmental liabilities of $43.9 million, and issued options with a fair value of $5.5M. The purchase included the acquisition of property and equipment of $87.5 million and intangible assets of $1.9 million.

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

During the six months ended June 30, 2021, the Company recognized $4.4 million in debt issuance costs related to Class B units of its subsidiary that were either issued or became issuable to the lender.

During the six months ended June 30, 2021, the Company recorded $3.8 million in debt issuance costs related to accrued costs due to the creditors of its senior credit and mezzanine facilities in connection with the fees related to a loan amendment. Approximately $3.1 million of the debt issuance have been allocated to the senior credit facility and $0.7 have been allocated to the mezzanine facility.

During the six months ended June 30, 2021, the Company issued 1,640,509 shares in connection with the conversion of several notes payable and accrued interest totaling $0.8 million.

During the six months ended June 30, 2021, the Company issued 830,526 shares in an acquisition of an agricultural biotechnology company for approximately $5 million.  In connection with this acquisition, the Company recognized net assets of $5 million including intangible assets of $4.9 million. See Note A for further details.

During the six months ended June 30, 2021, the Company capitalized $11.5 million of interest in property, plant and equipment, which included non-cash amounts of $2.3 million related to in-kind interest that was added to the principal balance of the credit facility and $0.9 million related to amortization of the debt issuance costs.

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Clean Energy Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a U.S.-based integrated agricultural-energy biofuels company that holds assets across feedstocks and plant genetics, agronomics, cultivation, and regulatory approvals, commercialization, and downstream biorefining and storage. The Company is focused on the development and refining of nonfood-based bio-feedstocks and has an investment in several proprietary varieties of Camelina Sativa (“Camelina”), a fast growing, low input and ultra-low-carbon intensity crop used as a feedstock for renewable fuels. The Company holds its Camelina assets (including all related intellectual property related rights and approvals) and operates its Camelina business through its subsidiary, Sustainable Oils Inc., (“Susoils”) a Delaware corporation.

On May 7, 2020 the Company purchased a crude oil refinery in Bakersfield, California with the objective of retrofitting it to produce renewable diesel from Camelina and other non-food feedstocks (the “Bakersfield Biorefinery”). The Bakersfield Biorefinery is owned by Bakersfield Renewable Fuel, LLC, (“BKRF”) an indirect subsidiary of Global Clean Energy Holdings, Inc. The retrofitting of the refinery commenced promptly after the acquisition and is expected to be completed in early 2022. After necessary start-up procedures and testing are complete, we expect production to be approximately 10,000 barrels per day (420,000 gallons per day). Although the Bakersfield Biorefinery will have a nameplate capacity of 15,000 barrels per day, we do not expect to produce more than 10,000 barrels per day for at least the first year of production. The Company has entered into both a product offtake agreement and a term purchase agreement with a major oil company for the purchase by the oil company of all, or substantially all, of the renewable diesel to be produced at the Bakersfield Biorefinery for the first five years of production. See Note B - Basis of Presentation and Liquidity which describes the offtake agreement in more detail.

Basis of Presentation

The accompanying condensed and consolidated balance sheet of the Company at December 31, 2020, has been derived from audited  consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying interim unaudited condensed and consolidated financial statements as of June 30, 2021 and for the three months and six months ended June 30, 2021 and 2020, have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited condensed and consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (SEC). In the opinion of the Company’s management, all material adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements. The unaudited condensed and consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed and consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or any future periods.

The accompanying condensed consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Business Combination Occurring During Reporting Period

On April 15, 2021, the Company acquired Agribody Technologies, Inc., (“ATI”) a private agricultural biotechnology company.  The transaction was accomplished  by acquiring a 100% controlling interest in ATI in an all-stock transaction for a total value of approximately $5 million. In consideration for the shares of ATI, the Company issued 830,526 shares at an approximate value of $6.02 per share. The primary reason for the combination was to leverage the expertise of ATI to speed the development of novel camelina varieties for Susoils. The Company hired the founder of ATI and will continue to monetize the pre-acquisition ATI contracts.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Below is a table that shows the major classes of assets acquired and liabilities assumed by GCEH as a result of the transaction:

As of April 15, 2021
Assets
Cash	$263,755
Furniture and equipment	1,428
Other long-term assets	184,017
Patents	3,450,000
Trade Name	90,000
Goodwill	1,355,077
Liabilities
Accrued Expenses	(344,277)
Total	$5,000,000

Per Share Information

On March 26, 2021, the Company effected a one-for-ten reverse stock split. All common stock and per share information (other than par value) contained in these financial statements and footnotes have been adjusted to reflect the foregoing reverse stock split. Prior to the reverse stock split the Company had 358,499,606 shares outstanding and immediately after the stock split the Company had 35,850,089 shares outstanding. The Company issued additional shares after the reverse stock split and the outstanding shares as of August 1
6
, 2021 was 40,061,714.

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

Cash and Cash Equivalents; Concentration of Credit Risk

The Company considers all highly liquid debt instruments maturing in three months or less to be cash equivalents. The Company maintains cash and cash equivalents at high quality financial institutions. However, deposits exceed the federally insured limits. At June 30, 2021, the Company had approximately $46.0 million in uninsured cash.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of office equipment and transportation equipment are computed using the straight-line method over estimated useful lives of 3 to 5 years. Refinery assets and buildings are depreciated using the straight-line method over estimated useful lives of 5 to 25 years. However, the refinery will not begin to be depreciated until its retrofitting has been completed and it is ready for operations. Normal maintenance and repair items are charged to operating costs and are expensed as incurred. The cost and accumulated depreciation of property, plant and equipment sold or otherwise retired are removed from the accounts and any gain or loss on disposition is reflected in the statement of operations. Interest on borrowings related to the retrofitting of the Bakersfield Biorefinery is being capitalized, which will continue until the refinery is available for commercial use. During the quarter ended June 30, 2021, $6.5 million of interest was capitalized, and is included in property, plant and equipment, net, for a total of $
22
million of capitalized interest for the project.

Long-Lived Assets

In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the quarters and six months ended June 30, 2021 and June 30, 2020, there were no impairment losses recognized on long-lived assets.

Indefinite Lived Assets

The Company has two assets, goodwill and trade name, that are indefinite lived assets. Goodwill represents the excess of the acquisition price over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination. Goodwill is not amortized, but is tested for impairment annually on December 31 of each year or more frequently if events or changes in circumstances indicate the asset may be impaired.  The trade name the Company has was an identified intangible asset acquired as part of the transaction with Agribody Technologies, Inc.  Like goodwill, trade names are not amortized and instead are tested annually for impairment, or more frequently if events or circumstances indicate a likely impairment.

Debt Issuance Costs

The acquisition of the refinery and the related $365 million of financing to fund the retrofit closed in May 2020. In connection with financing the refinery, we incurred approximately $5 million of debt issuance costs as of the date of the closing. However, in connection with the senior credit facility, we issue
d
the creditors Class B equity units of our subsidiary BKRF HCB, LLC as funds are advanced from the facility. The fair value of these Class B units on the date of issuance is recorded as a liability with an offsetting adjustment to debt issuance costs. During the six months ended June 30, 2021
,
$3.1 million of these costs were recognized. In addition, in March 2021, we amended our credit agreements (see Note E), and as part of that amendment, we agreed to pay the lenders a 1% fee which fee is payable in our equity securities. Based on the credit available under the two facilities, the fee will be $3.8 million.

Debt issuance costs are amortized over the term of the loan as interest: however, as such interest relates to retrofitting of the refinery, these costs are being capitalized as part of the refinery until the refinery is placed in service. The amortization of the debt issuance costs that are not capitalized is recorded as interest expense. At June 30, 2021 and December 31, 2020, unamortized debt issuance costs related to the senior credit facility are classified as a direct deduction from the carrying amount of the credit facility; however, unamortized debt issuance costs related to the mezzanine facility are presented on the balance sheet as an asset as there have not been any borrowings on the mezzanine facility. See Note E - Debt for more detail on the financing.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Payable and Accrued Liabilities

For presentation purposes, accounts payable and accrued liabilities have been combined. As of June 30, 2021 and December 31, 2020, accounts payable and accrued liabilities consists of:

	As of June 30, 2021	As of December 31, 2020
Accounts payable	$3,913,431	$9,724,136
Accrued compensation and related liabilities	3,860,015	3,034,688
Accrued interest payable	1,707,373	2,093,649
Accr u ed construction costs	17,699,190	-
Other accrued expenses	5,906,756	3,146,478
Current portion of asset retirement obligations	4,263,113	3,716,000
Current portion of environmental liabilities	1,311,213	883,000
	$38,661,091	$22,597,951

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

The following table provides a reconciliation of the changes in asset retirement obligations for the six months ended June 30, 2021 and the year ended December 31, 2020.
	Six months ended June 30, 2021	Year ended December 31, 2020
Asset retirement obligations - beginning of period	$21,478,977	$-
Additions related to acquisition of refinery	-	21,901,977
Disbursements	(1,545,046)	(135,000)
Accretion	490,000	652,000
Revised obligation estimates	-	(940,000)
Asset retirement obligations - end of period	$20,423,931	$21,478,977

The amounts shown as of June 30, 2021 and December 31, 2020, include $4.3 and $3.7 million, respectively, which have been classified as current liabilities and included in accounts payable and accrued liabilities and $16.2 million and $17.8 million, respectively which have been classified as long term liabilities as of June 30, 2021 and December 31, 2020, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advances to Contractors

Upon the acquisition of the Bakersfield Biorefinery, the Company advanced $20.1 million to its primary construction contractor for invoices to be billed against the Guaranteed Maximum Price for the Engineering, Procurement and Construction of the Bakersfield Renewable Fuels Project contract (“G-Max Contract”). These funds are credited against future invoices in accordance with an agreed schedule. In May 2021 we replaced our former contractor and entered into a new G-Max Contract with a new contractor. As of June 30, 2021, the $20.1million advanced to the initial primary construction contractor has been reduced to zero and a new advance has been made to the new primary construction contractor in the amount of $17.8 million.  As of June 30, 2021, no reductions to the current advance to the new contractor have been made.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 using the following five-step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. The Company recognized $0.1 million in revenues during the quarter ended June 30, 2021 and had no comparable sales in the quarter ended June 30, 2020. The Company is engaged in contracting with farmers to grow camelina grain that will be processed into oil for use in Bakersfield Biorefinery. The Company will recognize revenues upon the sale of its patented camelina seed to the farmers and also for the crushed camelina meal that it plans to sell to third party livestock and poultry operators. Based upon the Company’s Product Offtake Agreement (see Note B - Basis of Presentation and Liquidity), the Company expects to recognize revenue from the sale of biofuel beginning in 2022.

Research and Development

Research and development costs are charged to operating expenses when incurred.

Fair Value Measurements and Fair Value of Financial Instruments

As of June 30, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term nature. The Company’s derivative liability related to its derivative forward contract and the mandatorily redeemable equity instrument are reported at fair value.

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

On December 31, 2019, the Company had a derivative liability of $24.8 million related to a forward contract that also included a call option. The notional amount of the forward contract related to gallons of the commodity, Ultra Low Sulfur Diesel. Under the terms of the contract the Company was obligated to pay the equivalent of the notional amount multiplied by the market price of Ultra Low Sulfur Diesel at the settlement dates; however, the call option of the contract capped the market price of Ultra Low Sulfur Diesel.

In March of 2020
,
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

The derivative liability discussed herein was derecognized in the first quarter of 2020, and the Company had no derivative liabilities at June 30, 2021 and March 31, 2021

The following is the recorded fair value of the mandatorily redeemable equity instruments of subsidiary as of June 30, 2021:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Mandatorily redeemable equity instruments of subsidiary	$12,623,420	$12,623,420	$-	$-	$12,623,420

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following presents changes in the mandatorily redeemable equity instruments of subsidiary (Class B Units) through the six months ended June 30, 2021 and the year ended December 31, 2020:

	Six months ended June 30, 2021	Year ended December 31, 2020
Beginning Balance	$5,123,000	$-
New unit issuances	4,406,508	3,101,344
Change in fair value recognized in earnings	3,093,912	2,021,656
Ending Balance	$12,623,420	$5,123,000

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include a) valuation of common stock, warrants, and stock options, b) estimated useful lives of equipment and intangible assets, c) the estimated costs to remediate or clean-up the refinery site, and the inflation rate, credit-adjusted risk-free rate and timing of payments to calculate the asset retirement obligations, d) the estimated costs to remediate or clean-up identified environmental liabilities, e) the estimated future cash flows and the various metrics required to establish a reasonable estimate of the value of the Class B Units, and f) the allocation of the acquisition price of the Bakersfield Biorefinery to the various assets acquired, g) the allocation of the acquisition price of Agribody, Inc. to the various assets acquired. It is at least reasonably possible that the significant estimates used will change within the next year.

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

The following table presents: 1) instruments that were dilutive for the six months ended June 30, 2020 that were included in the diluted earnings per share, and 2) instruments that were anti-dilutive for the six months ended June 30, 2021 that were excluded from diluted earnings per share as they would have been antidilutive:

	Six months ended June 30, 2021	Six months ended June 30, 2020
Convertible notes and accrued interest	7,372,205	10,007,550
Convertible preferred stock - Series B	-	1,181,818
Stock options and warrants	19,437,735	17,705,000

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

Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were available to be issued. See Note I to these condensed consolidated financial statements for a description of events occurring subsequent to June 30, 2021.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B — BASIS OF PRESENTATION AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations applicable to its common stockholders of $22.3 million during the six m
o
n
ths
 ended June 30, 2021, and has an accumulated deficit of $88.5 million at June 30, 2021. At June 30, 2021, the Company had working capital of negative $18.7 million (which includes current restricted cash of $15.4 million) and a stockholders deficit of $41.9 million. The Company is progressing its Bakersfield Biorefinery retooling project and is on track to achieve its initial revenues from the production and sale of renewable diesel in early 2022.

On May 4, 2020, a group of lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB, LLC, one of Global Clean Energy Holdings, Inc.’s subsidiaries, to enable that subsidiary to acquire the equity interests of Bakersfield Renewable Fuels, LLC and to pay the anticipated costs of the retooling of the Bakersfield Biorefinery owned by Bakersfield Renewable Fuels, LLC. Concurrently with the senior credit facility, a group of mezzanine lenders also agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield biorefinery. Although the cash provided by the senior and mezzanine lenders may only be used for the Bakersfield Biorefinery and servicing these debt obligations, Global Clean Energy Holdings, Inc. will nevertheless, realize a reduction in certain of its operating and general and administrative expenses as the Company shares certain personnel and related costs. The Company believes that these cost savings, plus the Company’s other financial resources should be sufficient to fund the Company’s operations through the start-up of the Bakersfield Biorefinery. See “Note E - Debt” and “Note I - Subsequent Events.” In November 2020, the Company’s senior and mezzanine facilities were increased by a total of $15 million for the Bakersfield Biorefinery and the Company’s upstream Camelina business.

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

On April 20, 2021, our BKRF subsidiary entered into a Term Purchase Agreement (“TPA”) with ExxonMobil Oil Corporation (“ExxonMobil”) under which ExxonMobil has the right to purchase additional quantities of renewable diesel from our Bakersfield Biorefinery, and we are obligated to sell such additional amounts of renewable diesel to ExxonMobil. Under the Offtake Agreement, signed in 2019, ExxonMobil committed to purchase 2.5 million barrels of renewable diesel per year (the “Committed Volume”) from the Bakersfield Biorefinery. However, the Bakersfield Biorefinery is designed to produce more than the Committed Volume. Under the TPA, ExxonMobil has the exclusive right to purchase all renewable diesel produced in excess of the Committed Volume that we sell to ExxonMobil under the Offtake Agreement. We have also agreed to transfer title to ExxonMobil of the Renewable Identification Numbers (“RINs”) allocated to the quantities of renewable diesel purchased under the TPA. In the event that ExxonMobil does not purchase all of the renewable diesel that it can under the TPA and, as a result our inventory levels exceed certain specified levels, we can sell that extra inventory to third parties. ExxonMobil will pay us a price for the renewable diesel purchased under the TPA based on a tiered formula reflecting the margins realized by ExxonMobil from its downstream resales of the TPA renewable diesel. The TPA has a five-year term. ExxonMobil has the option to extend the initial five-year term for a second five-year term if it elects to extend the Offtake Agreement.

Under both agreements, we retain 100% of the co-products, which include renewable naphtha, renewable propane and renewable butane. The Company is pursuing sales contracts for these products.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C – PROPERTY, PLANT AND EQUIPMENT

On May 7, 2020 through its subsidiary BKRF OCB, LLC, the Company purchased all of the outstanding equity interests of Alon Bakersfield Property, Inc. a company that owned a crude oil refinery in Bakersfield, California from Alon Paramount Holdings, Inc. (“Alon Paramount”) for a total consideration of $
89.4
million (excluding acquisition costs). Immediately prior to the purchase, Alon Bakersfield Property Inc. was converted into a limited liability company and renamed as “Bakersfield Renewable Fuels, LLC.” The Company is now retooling the acquired crude oil refinery into a biorefinery. In accordance with ASC Topic 805,
Business Combinations
, the Company determined that the purchase is an asset purchase and not a business combination based the following a) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset group, b) the existing crude oil based (very high carbon) refinery is not able to produce renewable diesel (very low carbon) fuel, c) no refinery in the U.S. has been designed specifically around the plant oil feedstock extracted from Camelina seeds, thus the technical aspect is new and unique to the Bakersfield Biorefinery and d) the Company did not acquire an assembled workforce. Thus, the acquired asset group does not have the full inputs or substantive process to produce outputs and does not have any acquired revenue generating contractual arrangements.

The total consideration for the purchase of the Bakersfield Biorefinery was $
89.4
million, and consisted of $
40
million of cash, an option right valued at $
5.5
million granted to the seller, and an assumption of $
43.9
million of liabilities. The liabilities assumed consist of $
21.9
million of asset retirement obligations (ARO) and $
22
million of other environmental remediation liabilities. These liabilities are the estimated costs of clean-up, remediation and associated costs of the acquired assets in accordance with current regulations. The option right was valued using various inputs, including a volatility of
116
%, a risk free rate of
0.14
% and a marketability discount of
25
%. The total consideration of the purchase was allocated to the asset categories acquired based upon their relative fair value, except that the fair value of the ARO was allocated to the specific assets to which they relate. The following summarizes this allocation of the purchase price and also the reclassification of the pre-acquisition costs:

Asset Category	Capitalized Costs Based on Acquisition Valuation	Allocated Pre- Acquisition Costs	Total Capitalized Costs on Acquisition
Property and Equipment
Land	$7,584,961	$-	$7,584,961
Buildings	2,053,570	-	2,053,570
Refinery	77,845,201	3,222,449	81,067,650
Intangible Assets	1,921,082	-	1,921,082
Total	$89,404,814	$3,222,449	$92,627,263

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C –
PROPERTY, PLANT AND EQUIPMENT
(CONTINUED)

Property and equipment as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Land	$7,584,961	$7,584,961
Office Equipment	62,506	61,078
Buildings	2,053,570	2,053,570
Refinery and Industrial Equipment	122,353,287	86,019,130
Transportation Equipment	136,237	-
Construction in Process	67,566,616	33,212,695
Construction P eriod I nterest	22,099,706	10,220,766
Total Cost	$221,856,883	$139,152,200
Less A ccumulated D epreciation	(233,241)	(179,525)
Property and equipment, net	$221,623,642	$138,972,675

Depreciation expense for property and equipment was approximately $
28,000
and $
27,000
for the quarters ended June 30, 2021 and June 30, 2020, respectively and $
54,000
and $
27,000
for the six months ending June 30, 2021 and June 30, 2020, respectively.

NOTE D - INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company holds certain patents, intellectual property and rights related to the development of Camelina as a biofuels feedstock and continues to incur costs related to patent license fees and patent applications for Camelina sativa plant improvements. In April of 2021, the Company acquired Agribody Technologies, Inc. (“ATI”) primarily for its patent position. The Company allocated approximately $3.2 million of the consideration to the patents held by ATI, which is included in our Patent licenses below and subject to amortization. Our patents generally have an expected useful life of approximately 20 years
from the date the patent is applied for and are carried at cost less any accumulated amortization and any impairment losses. The Company also allocated $90,000 of the acquisition of ATI to its trade name.  This is a non-amortizable intangible asset with an indefinite life subject to any future impairment losses. Amortization is calculated using the straight-line method over their remaining patent life. The termination dates of our patents range from 2022 through 2040. Any future costs associated with the maintenance of these patents and patent and registration costs for any new patents that are essential to our business will be capitalized and amortized over the life of the patent once issued. Upon the Company’s acquisition of the Bakersfield Biorefinery, the Company acquired necessary permits for the operation of the facility. The permit cost of $1.9 million is amortized on a straight-line basis over 15 years. The intangible assets as of June 30, 2021 and December 31, 2020 is shown in the following table:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D - INTANGIBLE ASSETS AND GOODWILL
 (CONTINUED)

	June 30, 2021	December 31, 2020
Non-amortizable Intangible Assets
Trade N ame	$90,000	$-
Amortizable Intangible Assets
Patent licenses	7,934,779	4,442,553
Refinery permits	1,921,082	1,921,082
Less accumulated amortization	(2,487,969)	(2,182,889)
Intangible Assets, Net	$7,457,892	$4,180,746

Amortization expense for intangible assets were approximately $216,000 and $95,000 for the quarters ended June 30, 2021 and June 30, 2020, respectively and $305,000 and $156,000 for the six months ending June 30, 2021 and June 30, 2020, respectively. The estimated amortization expense for the next five years is expected to be approximately $660,000 annually.

Goodwill

In April of 2021, the Company acquired Agribody Technologies, Inc. (“ATI”).  As part of the acquisition the Company allocated approximately $1.4 million to goodwill. This goodwill is listed separately on the balance sheet and is not subject to amortization. Goodwill represents the excess of the acquisition price over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination. Goodwill is not amortized, but is tested for impairment annually on December 31 of each year or more frequently if events or changes in circumstances indicate the asset may be impaired.

NOTE E – DEBT

The table below summarizes our notes payable and long-term debt at June 30, 2021 and at December 31, 2020:

	June 30, 2021	December 31, 2020
Notes Payable
Senior credit facility	$248,976,574	$153,405,569
Fixed payment obligation, net of discount of $2.9 million and $4.1 million, respectively	17,372,296	16,155,138
Other notes - current	3,151,554	4,198,113
Other notes - long-term	599,829	-
	270,100,253	173,758,820
Less: unamortized debt issuance costs	(13,306,852)	(6,636,344)
Subtotal	256,793,401	167,122,476

Convertible Notes Payable
Convertible note payable to executive officer	1,000,000	1,000,000
Other convertible notes payable	-	697,000
Subtotal	1,000,000	1,697,000

Total	$257,793,401	$168,819,476

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E – DEBT (CONTINUED)

Credit Facilities

On May 4, 2020, in order to fund the purchase of the Bakersfield Renewable Fuels, LLC, BKRF OCB, LLC, a subsidiary of the Company, entered into a senior secured credit agreement with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB (which was increased to $313.2 million in November 2020) to pay the costs of the retooling the Bakersfield Biorefinery. The senior loan bears interest at the rate of 12.5% per annum, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest, with such deferred interest being added to principal. The principal of the senior loans matures in November 2026, provided that BKRF OCB, LLC must offer to prepay the senior loans with any proceeds of such asset dispositions, borrowings other than permitted borrowings, proceeds from losses, and excess net cash flow. BKRF OCB, LLC may also prepay the senior loan in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, the Senior Lenders are issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, as the Company draws on the facility. As of June 30, 2021, 244.8 million Class B Units have either been issued or are issuable, and the aggregate fair value of such units on the date of their issuances totaled approximately $7.5 million which were recorded as debt issuance costs. The aggregate fair value of the earned units as of June 30, 2021 was approximately $12.6 million. The fair value of such units is remeasured at each new issuance and at each quarter end. It is expected that the fair value will increase as the Company continues to de-risk the project through ongoing retooling activities. The senior loans are secured by all the assets of BKRF OCB, LLC (including its membership interests in Bakersfield Renewable Fuels, LLC), all the outstanding membership interest in BKRF OCB, LLC, and all the assets of Bakersfield Renewable Fuels, LLC. The credit facility contains certain covenants. In March 2021, the Company and the lenders amended the credit agreements, thereby bringing the Company into compliance with the covenants as of the amendment date.

Effective March 26, 2021, the Company and its Senior Lenders entered into Amendment No. 3 to the Credit Agreement to, among other things, establish a contingency reserve account to fund the costs of the additional capabilities and equipment and to fund possible cost overruns at the Bakersfield Biorefinery. Concurrently, the Company and the mezzanine lenders entered into Consent No. 2 And Amendment No. 2 To Credit Agreement to amend the $65 million mezzanine credit facility. Under these two amendments we agreed to establish a cash reserve of at least $35 million, which cash reserve would be used at the direction of the agent for the lenders to fund project costs of the Bakersfield Biorefinery to the extent that such costs exceed the amounts available under the two credit agreements. Funds remaining in the contingency reserve account after the completion of the Bakersfield Biorefinery will, with the approval of the lenders’ agent, be used to first make a $5 million principal payment on the senior loan, and any remaining funds will be returned to us. In order to fund the new $35 million contingency cash reserve, the two amendments to the credit agreements required that we raise no less than $35 million in a public or private financing transaction by July 31, 2021 and that we deposit, by that date, at least $35 million into the new Bakersfield Biorefinery cash reserve account. As consideration for the amendments to the two credit agreements, we agreed to pay each senior and mezzanine lender an amendment and consent premium equal to 1.00% of the aggregate commitments and loans of such lenders.  On July 28, 2021 the time period for funding the $35 million contingency reserve was extended to September 15, 2021.

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

On May 18, 2021 certain of our subsidiaries, including Bakersfield Renewable Fuels, LLC, entered into Amendment No. 4 to our Credit Agreement with the Senior Lenders. The Amendment was entered into primarily to consent to the replacement of the original EPC firm and agreement with the new EPC firm and agreement. See Note H - Commitments and Contingencies.

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

Other Notes Payable

Included in “other notes” as of June 30, 2021, in the above table, is a note, that is due upon demand related to the Company’s business activities prior to 2019, in the principal amount of $1.3 million and an interest rate of 18% per annum. Also, included in other notes above, is a note payable that was used to finance the Company’s insurance policies. Upon the acquisition of the Bakersfield Biorefinery in May 2020, the Company purchased numerous insurance contracts to cover its corporate, ownership and construction risks primarily to provide financial protection against various risks and to satisfy certain lender requirements. The Company paid 35% of the total premiums and financed the balance at 3.8% annual interest rate. The Company is obligated to make seventeen equal monthly payments totaling approximately $4.5 million beginning in July 2020. The insurance policies cover various periods from 12 to 60 months. As of June 30, 2021, the Company had six payments remaining for a total of $1.8 million.  In May, 2021, the Company entered into new insurance policies to replace the policies that were expiring in May 2020.  The Company paid 8.5% of the total premiums and financed the balance at 3.85% annual interest rate.  The Company is obligated to make 11 equal monthly payments totaling approximately $0.5 million beginning in June 2021. In March, 2021, the Company received a SBA Paycheck Protection Program loan for $0.6 million at a 1% interest rate.  The loan matures in March 2026, and the Company may have the opportunity to have the loan forgiven under the government program.

Convertible Note Payable to Executive Officer

On October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrued unpaid salary and bonus for two years. In order to evidence the deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note accrues simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%) and became due and payable on October 15, 2020, its maturity date. Under its existing credit agreements, the Company is restricted from repaying Mr. Palmer’s loan and, accordingly, is currently in default under the Convertible Note. The Company accrued interest expense of $12,500 and $25,000 on this note in each quarter and six months respectively, ended June 30, 2021 and 2020. As of the quarters ended June 30, 2021 and 2020, the Company had recorded accrued interest payable of approximately $135,000 and $85,000 respectively. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of the Company’s Common Stock at an exercise price of $0.154 per share.

Convertible Notes Payable

The Company had several notes that were convertible into shares of the Company or the Company’s subsidiaries at different prices: ranging from $0.30 per share into the parent company’s stock and up to $1.48 per share into a subsidiary’s common stock. These notes have passed their original maturity date and they continue to accrue interest at varying rates, from 8% to 10%. On March 26, 2021, we issued 1,586,786 shares of the Company’s common stock to the holder of a convertible promissory note upon the conversion of the entire outstanding balance, principal and accrued interest, for that note. During the quarter ending June 30, 2021, the Company paid these notes and the accrued interest either by an agreed cash settlement or through the issuance of common shares at an agreed price of $5.75 per share. As of June 30, 2021, there are no remaining convertible notes payable to third parties.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E – DEBT (CONTINUED)

The following table summarizes the minimum required payments of notes payable and long-term debt as of June 30, 2021:

Year	Required Minimum Payments
2021	$3,751,383
2022	21,250,000
2023	-
2024	-
2025	-
Thereafter	248,976,574
Total	$273,977,957

Class B Units of Subsidiary Issued to Lenders

As described above, during the year ended December 31, 2020 and through June 30, 2021, the Company issued or had issuable 126.5 million and 244.9 million, respectively, Class B Units of its subsidiary, BKRF HCB, LLC, to its Senior Lenders. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units, and after the distributions reach a certain limit the units will no longer require further distributions and will be considered fully redeemed. The Class B unit holders may receive a portion of the distributable cash, as defined under the Credit Agreement, available to BKRF HCB, LLC, but generally only up to 25% of the available cash after the required interest and principal payments, operating expenses and ongoing capital requirements have been paid. Such payments commence once the Bakersfield Biorefinery begins operations and will continue through the later of five years after operations of the refinery begins or until the cumulative distributions reach a certain threshold defined in the operating agreement of BKRF HCB, LLC. The Company has estimated the aggregate amount of distributions to the Class B Unit holders (upon the total amount under the credit facility to be drawn) may range from $13 million to as much as $171 million, provided that the aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the Senior Lenders cannot exceed two times the amount of the borrowings under the Credit Agreement, or approximately $635 million. As of June 30, 2021, 244.8 million Class B Units have either been issued or are issuable, and the aggregate fair value of such units on the date of their issuances totaled approximately $7.1 million which were recorded as debt issuance costs. The aggregate fair value of the earned units as of June 30, 2021 was approximately $12.6 million. The fair value of such units is remeasured at each new issuance and at each quarter end. It is expected that the fair value will increase as the Company continues to de-risk the project through ongoing retooling activities. The Company has valued the liability based on the estimated fair value for the Class B Unit distributions at approximately $12.6 million. The fair value is largely based on the present value of the expected distributions that will be made to the Class B Unit holders, which consider various risk factors, including a market risk premium, project size, the uniqueness and age of the refinery, the volatility of the feedstock and refinery inputs, operational costs, environmental costs and compliance, effective tax rates, illiquidity of the units, etc. As completion of retrofitting the refinery progresses, the fair value is expected to increase, and further increases in fair value are expected when the refinery becomes operational and begins generating revenues. For accounting purposes, these Class B Units are considered to be mandatorily redeemable and have been classified as liabilities in the accompanying June 30, 2021 balance sheet and are remeasured at fair value at the end of each reporting period.

NOTE F - STOCKHOLDERS’ EQUITY

Common Stock

In the first six months of 2021, the Company issued 60,978 shares of its common stock upon the exercise of stock options. These option exercises consisted of 50,000 and 10,978 shares issued to a director and employees, respectively.

On March 26, 2021, the Company issued 1,586,786 shares of the Company’s common stock to the holder of a convertible promissory note upon the conversion, on the original terms of the note, of the entire outstanding balance, principal and accrued interest, for that note, which was $476,036.

On April
16
, 2021 the Company issued 496,000 shares of its common stock for $3.1 million in a private sale to three accredited investors.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE F - STOCKHOLDERS’ EQUITY
 (C
ONTINUED
)

On April 15, 2021, the Company issued 830,526 shares of its common stock as consideration for the acquisition of Agribody Technologies, Inc. The shares were valued at $5 million, based on an agreed formula of the shares trading price.

On June 1, 2021, the Company issued 53,723
shares of its common stock to various note holders upon the conversion of, or as payment for the entire outstanding balance, principal and accrued interest, of notes, all in accordance with the original terms of the notes, having an outstanding balance of
$308,889 in the aggregate.

On June 30, 2021, 1,181,819
shares of its common stock became issuable upon the delivery to the Company of notices of conversion for the conversion of all of the outstanding shares of the Company’s Series B Convertible Preferred Stock. The new shares of common stock and the new certificates will be issued to the former holders of the preferred stock upon the tender of lost certificate documentation by the holders .

Series B Preferred Stock

On November 6, 2007, the Company sold a total of 13,000 shares of Series B Convertible Preferred Stock (“Series B Shares”) to two investors for an aggregate purchase price of $1.3 million, less offering costs of $9,265. Each share of the Series B Shares has a stated value of $100.

The Series B Shares were convertible into shares of the Company’s Common Stock. As of June 30, 2021, the two holders of the shares of preferred stock tendered notices of conversions, and all of the outstanding Series B Convertible Preferred Stock were converted into 1,181,819 shares of the Company’s common stock. As a result, as of June 30, 2021, the Company had no outstanding Series B Preferred Stock.

NOTE G – STOCK OPTIONS AND WARRANTS

2020 Equity incentive Plan

In April 2020, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) wherein 2,000,000 shares of the Company’s common stock were reserved for issuance thereunder. Options and awards granted to new or existing officers, directors, employees, and non-employees vest ratably over a period as individually approved by the Board of Directors generally over three years, but not in all cases. The 2020 Plan provides for a three-month exercise period of vested options upon termination of service. The exercise price of options granted under the 2020 Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2020 Plan have a maximum term of ten years for exercise and may be exercised with cash consideration or through a cashless exercise in which the holder forfeits a portion of the award in exchange for shares of common stock of the remaining portion of the award. As of June 30, 2021, there were 548,480 shares available for future option grants under the 2020 Plan.

During the six months ended June 30, 2021 the Company granted stock options for the purchase of a total of 376,500 shares of Common Stock under the 2020 Plan, of which 336,500 were to employees and 40,000 were to directors.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company previously granted stock options that were not issued under the 2020 Plan. A summary of the option award activity in 2021 and awards outstanding at June 30, 2021 is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	19,230,214	0.16	2.81	$30,044,649

Granted	376,500	5.60		-
Exercised	(60,978)	0.15		-
Forfeited	(108,001)	0.66		-
Expired	(562)	0.66		-

Outstanding at June 30, 2021	19,437,173	0.32	2.59	$99,096,555

Vested and exercisable at June 30, 2021	18,394,034	0.22	2.51	$95,562,337
The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The following table illustrates the assumptions used in estimating the fair value of options granted during the periods presented:

Six months ended June 30, 2021
Expected Term (in Years)	2 to 5
Volatility	87%
Risk Free Rate	0.377%
Dividend Yield	0%
Suboptimal Exercise Factor (1)	1.3
Exit Rate Pre-vesting (2)	0%
Exit Rate Post-vesting (3)	0%
Aggregate Grant Date Fair Value	$788,039

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

For the six months ended June 30, 2021 and 2020, the Company recognized stock compensation expenses related to stock option awards of $256,244 and $503,403 respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2021, there was approximately $408,000 of unrecognized compensation cost related to option awards that will be recognized over the remaining service period of approximately 2.2 years.

Stock Purchase Warrants and Call Option

In the six months ended June 30, 2021, the Company issued warrants to purchase 19,840 shares of Global Clean Energy Holdings, Inc. The warrants have an exercise price of $6.25 per share, a five-year term and are fully vested. If the warrants are exercised, the Company will receive additional proceeds of $124,000.

In 2020, the Company issued, to a party interested in Camelina development, a non-transferable warrant for the purchase of an approximately eight-percent interest in its subsidiary, Sustainable Oils, Inc. for approximately $20 million. The warrant had an expiration date of June 1, 2021, and was not exercised. The value of the warrant upon issuance was determined to be immaterial.

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

NOTE H – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company maintains an employment agreement with its Chief Executive Officer and Executive Vice-President that provides for the terms of their compensation, including bonuses and share-based compensation. See the Company’s December 31, 2020 Form 10-K for further details.

Engineering,	Procurement and Construction Contract

On April 30, 2020, GCE Acquisitions entered into an Engineering, Procurement and Construction Agreement with a national engineering firm pursuant to which this firm agreed to provide services for the engineering, procurement, construction, (“EPC”) start-up and testing of the Bakersfield Biorefinery. The agreement, which was assigned by GCE Acquisitions to BKRF OCB, LLC, the borrower under the senior credit facility, provides for this engineering firm to be paid on a cost-plus fee basis subject to a guaranteed maximum price of $201.4 million, subject to increase for approved change orders. As of May 17, 2021, the remaining balance of the contract was approximately $151 million. On May 19, 2021 we notified our original EPC firm that we were terminating the EPC Agreement, effective immediately. The cumulative billing on the EPC contract through June 30, 2021 was $63.2 million. The two major subcontracts for the Bakersfield Biorefinery were not terminated and were subsumed in the new replacement EPC agreement (see below). Accordingly, the two major subcontractors will continue to provide their services for the Bakersfield Biorefinery.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Environmental Remediation Liabilities

The Company recognizes its asset retirement obligation and environmental remediation liabilities in accordance with ASC 410-30, and has estimated such liabilities as of the date of the acquisition of the Bakersfield Biorefinery. It is the Company’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental remediation liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 20 years, and up to 30 years if a longer period is believed reasonably necessary. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental remediation liabilities to their present value if payments are fixed and determinable. However, as the timing and amount of these costs were undeterminable as of June 30, 2021, these costs have not been discounted. During the six months ended June 30, 2021, the Company has incurred asbestos abatement costs related to the repurposing of the assets from a petroleum based refinery to a biorefinery. These costs totaled $1 million and have been recognized in the accompanying statement of operations.

Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. At June 30 2021, accrued environmental remediation liability costs totaled $21.1 million of which $1.3 million have been classified as current liabilities.

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

Legal

Bakersfield Renewable Fuels, LLC, formerly Alon Bakersfield Property, Inc., is one of the parties to an action pending in the United States Court of Appeals for the Ninth Circuit. In June 2019, the jury awarded the plaintiffs approximately $6.7 million against Alon Bakersfield Property, Inc. and Paramount Petroleum Corporation (a parent company of Alon Bakersfield Property, Inc. at the time of the award in 2019). Under the agreements pursuant to which we purchased Bakersfield Renewable Fuels, LLC (Alon Bakersfield Property, Inc.) Alon Paramount agreed to assume and be liable for (and to indemnify, defend, and hold Bakersfield Renewable Fuels harmless from) this litigation. In addition, Paramount Petroleum has posted a bond to cover this judgment amount. All legal fees in this matter are being paid by Alon Paramount. As Paramount Petroleum Corporation and the Company are jointly and severally liable for the judgement, and Paramount Petroleum Corporation has agreed to absorb all of the liability and has posted a bond to cover the judgement amount, no loss has been accrued by the Company with respect to this matter.

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

COVID-19

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance is ongoing but the Company believes that the pandemic to date has not materially impacted the Company’s operations and that the pandemic is not expected to be materially disruptive to its future plans and targeted date of beginning commercial operations. The Company has implemented strict protocols on its on-site workforce and continues to monitor the potential impacts to its business. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain, as information is evolving with respect to the duration and severity of the virus and its variants. However, based on its experience with the disease to date, the Company expects that the future impacts due to COVID-19 are not likely to be materially disruptive to its ongoing business.

NOTE I – SUBSEQUENT EVENTS

On July 20, 2021, the Company entered into a non-binding Letter of Intent to acquire an off-shore company that owns certain patents, feedstock pathway expertise and intellectual property related to camelina development. The consummation of the transaction is subject to the Company's completion of its due diligence review and the preparation of mutually acceptable transaction documents. The transaction is scheduled to close by October 31, 2021.

Effective July 23, 2021, GCEH appointed Phyllis Currie and Susan Anhalt to its Board of Directors. Ms. Currie has over three decades of experience as an executive in energy, including as General manager of the Pasadena, California Water and Power Department and as Chief Financial Officer of the Los Angeles Department of Water and Power. Ms. Anhalt has significant experience as a corporate and securities lawyer with public and private growth companies.

On July 29, 2021, the Company entered into an amendment to each of its senior and mezzanine credit agreements with its lenders to extend the date of funding the $35 million contingency reserve to September 15, 2021, to increase the availability under the credit agreements by an aggregate of $5 million, and to convert its 1% fee payable under a prior amendment from a cash payment to a warrant to purchase $3.8 million in value of the Company's common stock. The number of shares to be issued upon exercise of the warrant is to be determined based on the price at which the Company issues shares of its common stock in its next material equity financing.

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

Overview

Global Clean Energy Holdings, Inc. and its subsidiaries (collectively, hereinafter the “Company,” “we,” “us,” or “our) is a vertically integrated renewable fuels company. Our goal is to do our part in accelerating the global push to reduce greenhouse gas emissions via sustainable, more environmentally friendly alternatives to conventional petroleum-based fuels.  Since 2013 our principal focus has been on the development of our proprietary varieties of
Camelina sativa
(“Camelina”)
,
a fallow land rotation crop, as a biofuels feedstock.  We recently acquired a 500-acre crude oil refinery in Bakersfield, California, that we are converting into a dedicated renewable diesel refinery (the “Bakersfield Biorefinery”).

Bakersfield Biorefinery
.  Commencing in April 2019, the date that we entered into an agreement to purchase the Bakersfield Biorefinery, through the closing of the purchase of the Bakersfield Biorefinery in May 2020, we were exclusively engaged in completing the purchase of the refinery and in obtaining the financing necessary to purchase and thereafter retool the Bakersfield Biorefinery into a renewable fuels facility. Accordingly, our principal expenses prior to May 2020 consisted of general and administrative expenses and costs incurred to obtain the financing required to purchase and retool the Bakersfield Biorefinery. After the purchase of the Bakersfield Biorefinery on May 7, 2020, both our operating expenses and our capital expenditures increased significantly.

Since most of our resources during the past two years have been dedicated to the purchase, financing and retooling of the Bakersfield Biorefinery, and further developing our Camelina deployment platform, we did not generate any operating revenues in either 2021 or 2020. In order to fund our operating expenses during these periods, we obtained $10 million in the aggregate under a derivative contract (the “Derivative Contract”) that we entered into with a commodity trading company. The Derivative Contract was amended in 2020 and replaced by a fixed payment obligation that requires us to make total payments of $24.8 million, consisting of the $4.5 million payment we made in June 2020, and six equal monthly installment payments beginning in May 2022. The cash that we received from the Derivative Contract was used to fund development efforts, our operating costs, our due diligence costs, our pre-acquisition costs, the purchase price down payment/deposit for the Bakersfield Biorefinery, our continued Camelina trials in the Northwest and the Northern Plains, our consulting and legal fees associated with the acquisition, and our payments to key vendors and suppliers.

In May 2020 we completed the purchase of the Bakersfield Biorefinery. The total amount of cash consideration paid for the refinery was $40 million and the total amount of all consideration and assumed liabilities was $89.4 million. In order to fund the purchase price of the Bakersfield Biorefinery and the on-going conversion of the facility into a renewable diesel refinery, in May 2020 we entered into a (i) senior credit agreement that, as amended, currently provides us with a credit facility of up to $317.6 million, and (ii) a mezzanine credit agreement that, as amended, currently provides us with $67.4 million mezzanine loan facility. We are converting the Bakersfield refinery from a crude oil refinery into a biorefinery, and currently expect to commence our biofuel refinery operations in early 2022. Therefore, we do not anticipate generating revenues from the operations of the Bakersfield Biorefinery until the first half of 2022.  We have spent approximately $183 million on our Bakersfield Biorefinery project through June 30, 2021.

Camelina Development and Activities
. A key element of our business plan is to control the development and production of the underlying base materials, or feedstock, required to produce renewable diesel at the Bakersfield Biorefinery.  Our goal is to use the oil produced from our enhanced proprietary varieties of Camelina as a significant component of the Bakersfield Biorefinery’s feedstock.  Accordingly, we recently have contracted with numerous farmers for the planting of our Camelina certified seed, which seed will be used for Camelina grain production for the 2021 and 2022 crop years.  To date, we have produced certified Camelina seed to plant over 275,000 acres on our proprietary varieties of Camelina in 2022 (although we do not anticipate that we will be able to plant that many acres in 2022).  Although farmers in six Western states are currently commercially producing Camelina for our use in the Bakersfield Biorefinery, our principal focus in the near term is on the production of Camelina in Montana and Kansas.

Our strategy for contracting more acres for Camelina production is a cost based model. We view our contracted growers or farmers as partners and it is our goal to incentivize them economically to grow our proprietary Camelina seed. As our seed is grown on fallow acres (or acres that can be double-cropped, but would not be double-cropped normally) any additional economic benefits from growing Camelina will add revenues to these contracted growers. Most growers will incur negative cash flows on their fallow acres, thus providing them the opportunity to replace those fallow acres by planting Camelina and achieving net positive cash flows. Additionally, Camelina is a fast-growing (around 100 days), low-input, dryland crop and does not degrade the soil for the next crop; these attributes are very beneficial to the grower. Another key factor in a grower’s willingness to plant and grow Camelina is that the equipment required for planting, monitoring, harvesting and storing the grain (in the short-run) is already owned or controlled by the grower.  Growing Camelina typically does not require additional capital investments by the grower.  We believe our value proposition for our contracted growers will benefit the growers by crop diversification, converting an “idle” asset into a productive asset and assisting in justifying their continuing capital investment and improvements into their farms which should provide them with long-term sustainable economics. We believe this will also have a positive economic multiplier effect in these grower communities.

Montana has recently experienced extreme heat and drought, which has reduced the normal-weather yields of Camelina and most other crops.  However, despite the severe weather conditions, our Camelina varieties fared very well in Montana compared to many other crops. We believe that the harsh 2021 growing season in Montana has demonstrated the sturdiness and stress tolerance of our proprietary Camelina varieties, and is an indication of the economic viability of the crop even under such harsh conditions.  We have targeted Montana and Kansas for our first phase of our commercial Camelina production because of our prior operating history in these states and because there are an estimated 25 million acres of farmland that can potentially grow Camelina in these two states.  In order to be able to produce and handle larger quantities of Camelina grain, we are currently engaged in establishing our first grain aggregation center in Montana, which center, when completed, will be used for the storage and cleaning of Camelina grain, and for loading the Camelina grain into railcars for transport to downstream oil extraction plants located near the Bakersfield Biorefinery.

Camelina is also currently being grown for us under contracts with independent farmers in Colorado, Idaho, Oregon and Washington.  These states represent targeted Camelina growing acres of over 12 million acres in the aggregate.

Due to the COVID-19 pandemic and adverse weather conditions that negatively impacted the commercial production of Camelina, the number of acres of Camelina cultivated this year will be comparatively modest compared to 2020.  However, we anticipate a significant increase in Camelina production in 2022 in Montana, Kansas and the other states that we are currently targeting.  To date we have generated, and we will continue to generate revenues from the sale of certified Camelina seed to farmers, which seed the farmers use to grow our proprietary varieties of Camelina. Revenues generated from those seed sales have not been, and are not expected to be material. As the Company expands its Camelina grain production, it will also generate revenues from the sale of its non-GMO Camelina meal to third parties. These revenues will likely be immaterial in 2022, but may grow significantly in future years.

Our goal is to increase Camelina production by both increasing the number of acres planted and by increasing the yield produced on each acre.  In order to further increase yields, we have developed six new Camelina varieties, which varieties are covered by both the utility patent applications that we filed last year with the USPTO, and by applications filed this year under the Plant Variety Protection Act. We are also continuing our Camelina research and development program to improve the yields and oil composition of our patented Camelina varieties and the tolerance and other characteristics of our Camelina varieties.

To supplement our efforts to improve our proprietary varieties of Camelina, on April 15, 2021 we acquired Agribody Technologies, Inc., (“ATI”) a privately-held agricultural biotechnology company that owns 16 patents related to the use of genetics to increase yield, shelf life and other sustainability traits in Camelina and many other crops. The acquisition was effected in an all-stock transaction with a total value of approximately $5 million, and ATI is now a 100% owned subsidiary of GCEH. In consideration for ATI, we issued 830,526 shares valued at $6.02 per share. In April 2021, ATI was issued a new key utility patent with broad claims for genome editing specific mutations in a gene present in all plants, including Camelina to confer higher yield, tolerance to stress and longer shelf life. ATI has a history of working with various crops to improve certain plant characteristics, and we expect ATI to continue this work and maximize the value of its patent portfolio.

Bakersfield Biorefinery’s Status
.  The Bakersfield refinery had significant infrastructure in place and on site at the time of our acquisition - this includes grid power, natural gas pipeline access, steam generation, fiber and controls, rail access and railway facilities, an 8-bay truck rack and storage tanks capable of storing up to 3.3 million barrels of feedstock and/or product. The reconstruction and conversion of the Bakersfield petroleum refinery into a biorefinery is progressing, and testing and upgrades to many of the acquired infrastructure assets are being completed. We expect to begin commercial operations in early 2022.  The proprietary hydrotreating reactor vessels that will be used to convert feedstock to renewable diesel and other products at the Bakersfield Biorefinery have been fabricated and are expected to be delivered to the refinery for installation by the end of August, 2021.  We have upgraded the existing railroad track and related facilities at the Bakersfield Biorefinery to handle incoming feedstocks and will have two electric railcar movers delivered to our site in August in preparation of commercial operations. We continue to evaluate various facility improvements and related investments that can lower our overall carbon intensity and/or costs in our operations. We are currently evaluating certain agricultural processing facilities at our Bakersfield site that, upon implementation, will provide for more control over processing costs and allow for optimum scheduling of our feedstock deliveries. Being able to deliver and handle shuttle or unit-trains (which consists of approximately 110 to 120 rail cars) will improve efficiency and lower cost. Our midstream aggregation facilities are being sited along mainline BNSF railway lines which run directly from our growing zones directly into the Bakersfield Biorefinery site.

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

The Company’s most critical accounting policies and estimates that may materially impact the Company’s results of operations include:

Asset Retirement Obligations
. The Company recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value. We have asset retirement obligations with respect to our Bakersfield Biorefinery due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is our practice and intent to continue to maintain these assets and make improvements as needed to keep them in service. A portion of these obligations relate to the required cleanout of hydrocarbons previously used in the various pipeline and storage tanks within our terminal. In order to determine the fair value of the obligations management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligations. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

Environmental Remediation Liabilities
. The Company recognizes its asset retirement obligation and environmental remediation liabilities in accordance with ASC 410-30, and has estimated such liabilities as of its acquisition date. It is the Company’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental remediation liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and expert third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 20 years, and up to 30 years if a longer period is believed reasonably necessary. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental remediation liabilities to their present value if payments are fixed and determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

Recoverability of Intangible Assets
. The Company invests in the development of various plant-based feedstocks for conversion to fuel as part of its core business plan and mandate. The Company has purchased patents and associated know-how that relate directly to the development and growing of Camelina. The Company invests in the ongoing development of Camelina through research and additional patents as breakthroughs and improvements occur. The Company capitalizes all of its patent expenses and amortizes these costs over an approximate 20-year period in conjunction with the life of the patent protection. We evaluate the carrying costs of these assets on a periodic basis and will impair such value if deemed necessary. As of June 30, 2021, no impairment is necessary and the carrying value of our intellectual property (intangible assets) remains a significant value and expected economic generator going forward.

Certain other critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company’s Annual Report filed on Form 10-K with the SEC. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Results of Operations

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

Revenues.
On May 7, 2020 we purchased the Bakersfield Biorefinery. Prior to the acquisition, our activities were devoted primarily to the acquisition and financing of the Bakersfield Biorefinery. Following the acquisition, we focused our efforts on building our operations and management teams and on putting the processes in place to accomplish the task of retrofitting the Bakersfield Biorefinery. Therefore, we had no operating revenues in the fiscal quarter ended June 30, 2020 (the “2020 fiscal quarter”). We did not engage in any operating activities that generated revenues until the first quarter of 2021 when we started selling a limited amount of our certified Camelina seeds to farmers for the production of either Camelina seed and/or Camelina grain to be used at our Bakersfield Biorefinery. Therefore, we had no operating revenues from the Bakersfield Biorefinery in the fiscal quarter ended June 30, 2021 (the “2021 fiscal quarter”) and only a minimal amount of seed revenues ($.1million).

General And Administrative Expenses and Facility Expenses
. General and administrative expenses consist of expenses generally involving corporate overhead functions and operations. Most of our general and administrative expenses are incurred in the operations of the Bakersfield Biorefinery. In the 2020 fiscal quarter, we only owned the Bakersfield Biorefinery for seven weeks and, as a result, our overhead expenses in the 2020 fiscal quarter were less than the expenses in the 2021 fiscal quarter, a quarter in which we owned the Bakersfield Biorefinery for the entire period. As a result our administrative expenses increased by $5.5 million from the 2020 fiscal quarter to $7.3 million in the 2021 fiscal quarter. This increase was primarily related to an increase in overall payroll costs and benefits, professional fees, insurance costs, technology and communications costs and various vendor costs. We anticipate that our general and administrative expenses will continue to increase as the development of the refinery progresses and operations commence. Facility expense primarily consists of maintenance costs at the Bakersfield refinery, and expenses normally related to the operations of a refinery. Our facility expenses increased by $3.0 million from $0.7 million in the 2020 fiscal quarter to $3.7 million in the 2021 fiscal quarter because we only owned the refinery for a portion of the fiscal 2020 quarter.

Other Income/Expense.
In the 2021 fiscal quarter we recognized a charge of $2.2 million on the change in fair value of our Class B Units.  We had no comparable charge in the 2020 fiscal quarter.  This increase in the fair value is a result of increased borrowings and a higher estimated value of the outstanding Class B Units from when they were originally issued.

Interest Income/Expense.
Interest expense in the 2021 fiscal quarter and the 2020 fiscal quarter consisted of interest of $0.7 million and $0.8 million, respectively, from outstanding promissory notes. Our incurred interest will increase significantly in the future as we draw down on the $317.6 million senior and $67.4 million mezzanine loans, and as the outstanding principal balances of those loans increase. However, construction period interest is capitalized as part of the cost of the refinery and therefore, does not impact our interest expense.

Net losses.
We incurred an operating loss of $11.2 million and $2.7 million in the 2021 and 2020 fiscal quarters, respectively, and a net loss of $14.1 million in the 2021 fiscal quarter compared to a $3.4 million net loss in the 2020 fiscal quarter. Our operating loss increased primarily as a result of the increase in activity related to our retooling of the Bakersfield Biorefinery. We expect to incur losses for the remainder of 2021 while our biorefinery is under construction and, therefore, not operational. Operating losses and net losses were lower in the fiscal 2020 quarter than in the 2021 fiscal quarter because we acquired the Bakersfield Biorefinery during the 2020 fiscal quarter and, therefore, did not incur general and administrative costs for the full quarter.  In addition, our staffing and other costs related to the Bakersfield Biorefinery have significantly increased in the 2021 fiscal quarter as our operating activities and the retooling activities have increased.

 Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Revenues.
As discussed above, during the second quarter of 2020 we transitioned our activities from the acquisition of the Bakersfield Biorefinery to building the team necessary to properly retrofit the asset and implement the structure to accomplish the task of retooling the Bakersfield Biorefinery on the planned schedule. Therefore, we had no operating revenues in the six months ended June 30, 2020 (the “2020 fiscal period”) and only $0.2 million of revenues from Camelina certified seed sales in the six months ended June 30, 2021 (the “2021 fiscal period”).

General And Administrative Expenses and Facility Expenses
. General and administrative expense consists of expenses generally involving corporate overhead functions and operations, mostly at the Bakersfield Biorefinery. In the 2020 fiscal period, we did not own the Bakersfield Biorefinery for the full period and, as a result, we had fewer overhead expenses. In the 2021 fiscal period, we owned the Bakersfield Biorefinery for the full period and, therefore, had significantly higher expenses. As a result, our administrative expenses increased by $8.9 million from $2.1 million in the 2020 fiscal period to $11 million in the 2021 fiscal period. This increase was primarily related to an increase in overall payroll costs and benefits, professional fees, insurance costs, technology and communications costs and various vendor costs. We anticipate that our general and administrative expenses will continue to increase as the development of the refinery progresses and when our refinery operations commence in 2022. Facility expense primarily consists of maintenance costs to keep the Bakersfield assets, that we purchased in May 2020, in an operational mode and expenses normally related to the operations of a refinery. Our facility expenses increased by $5.8 million in the 2020 fiscal period to $6.6 million in the 2021 fiscal period.

Other Income/Expense.
In the 2021 fiscal period we had no impact from derivatives, whereas in the 2020 fiscal period we recognized $5.5 million of income from the decrease in fair value of the Derivative Contract and a gain of $0.5 million on the derecognition of the Derivative Contract. In the 2021 fiscal period we recognized a charge of $3.1 million on the change in fair value of our Class B Units; no such charge was incurred in the 2020 fiscal period.  The increase in the charge related to the Class B Units is a result of higher borrowings and a higher estimated value of the outstanding Class B Units from when the units were originally issued.

Interest Income/Expense.
Interest expense in the 2021 fiscal period and the 2020 fiscal period consisted of interest of $1.4 million and $0.9 million, respectively, from outstanding promissory notes. Our incurred interest will increase significantly in the future as we draw down on the $317.6 million senior and $67.4 million mezzanine loans, and as the outstanding principal balances of those loans increase. However, construction period interest will be capitalized as part of the cost of the refinery, and therefore, will not impact our interest expense.

Net losses.
We incurred an operating loss of $17.8 million and $3.0 million in the 2021 and 2020 fiscal periods, respectively. We incurred a net loss of $22.3 million in the 2021 fiscal period compared to a $2.0 million net income in the 2020 fiscal period. Our operating loss increased in the 2021 fiscal period as a result of the increase in activity related to the retooling of the Bakersfield Biorefineryand in preparation for operations in 2022. We expect to incur losses for the remainder of 2021 while our biorefinery is under construction and therefore not is not conducting operations. Our operating loss was lower in fiscal 2020 than in the 2021 fiscal period because we did not own the Bakersfield Biorefinery for most of the 2020 fiscal period. The net income in the fiscal 2020 period was the result of one-time non-cash accounting adjustments to recognize the gains attributable to the change in the fair value of the Derivative Contract and the derecognition of that contract.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, we had approximately $46.9 million and $39.0 million of cash, respectively, of which $28.6 million and $22.7 million, respectively, is considered long-term as that cash is expected to be spent on the Bakersfield Biorefinery. However, of the $46.9 million of cash as of June 30, 2021, only $18.3 million is unrestricted and available to pay our current liabilities, while the remaining $28.6 million of cash is restricted and can only be used to fund our senior loan interest obligations and our biorefinery construction costs. On June 30, 2021 and December 31, 2020 we had negative working capital of 18.7 million and $5.8 million, respectively. This working capital does not consider the long-term cash identified above.

In order to fund some of our working capital expenses, on April 16, 2021, we raised $3.1 million through the private sale of 496,000 shares of our unregistered common stock at $6.25 per share to three accredited investors. In connection with the foregoing sale of shares, we also issued to the investors warrants for the purchase of 19,840 shares (which warrants have an exercise price of $6.25).

In order to fund our working capital requirements and the third party costs and expenses related to our efforts to acquire the Bakersfield refinery we entered into a derivative contract agreement pursuant to which we received an aggregate of $10 million of funding. The derivative agreement was amended on April 20, 2020 and now calls for a cash payment of $4.5 million in June 2020 (that was paid) and six equal monthly payments of $3.375 million beginning in May 2022. This payment stream is scheduled to coincide near the date of the commencement of operations of the Bakersfield Biorefinery.

The Bakersfield Biorefinery is currently being retooled and converted from a crude oil refinery into a biofuels refinery. The construction of the Bakersfield Biorefinery is expected to be completed, and the Bakersfield Biorefinery is expected to commence commercial operations in early 2022. Until the Bakersfield Biorefinery is operational, we will not generate any refinery operating revenues. We anticipate that we will generate some revenues during the remainder of 2021 from sales of Camelina planting seed, although such revenues are not expected to be significant. During the construction phase of the biorefinery, we will incur significant general and administrative, operating costs and capital expenditures to upgrade the existing equipment and facilities. The expenses that we expect to incur include, among others, the purchase of new biorefinery equipment, the payments to our contractors under the various engineering, procurement and construction agreements that we entered into, the costs of maintaining the existing facility during the construction phase, paying engineering fees and payroll costs, property taxes, labor costs, general and administrative costs, the costs of upgrading the refinery’s rail line and certain pipelines, and making interest and other payments under our senior and mezzanine credit facilities.

In order to fund the cost of acquiring the Bakersfield oil refinery, converting the oil refinery into a biorefinery, and paying all operating expenses during the preoperational period, in May 2020 we entered into (i) a $300 million senior secured term loan facility with certain senior lenders which credit facility was upsized to $313.2 million in November 2020, and (ii) a $65 million secured term loan facility with certain mezzanine lenders which was also upsized to $66.8 million in November 2020. Our credit facilities were upsized by a total of $5 million as of July 29, 2021, whereby the borrowing capacity of our (i) senior credit facility is $317.6 million and (ii) our mezzanine credit facility is $67.4 million. As of June 30, 2021, we have borrowed $244.8 million under the senior credit facility, of which approximately $62 million was unspent as of the end of June 30, 2021. As of June 30, 2021, we have not yet utilized the mezzanine credit facility.

The senior credit facility bears interest at the rate of 12.5% per annum, payable quarterly. No principal payments are required to be made under the senior loan until maturity. The senior loan matures on November 4, 2026. The mezzanine loan will bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that we may defer up to 2.5% interest to the extent we do not have sufficient cash to pay the interest (any deferred interest will be added to principal). Principal of the mezzanine loans is due at maturity. As additional consideration for the senior loans and mezzanine loans, the senior lenders were issued Class B units (and the mezzanine lenders will be issued Class C Units when we borrow under the mezzanine loans) in our subsidiary that indirectly owns the Bakersfield Biorefinery. The Class B and C Units will not affect our liquidity until the Bakersfield Biorefinery commences operations in 2022. However, since the holders of the Class B and C Units will be entitled to certain priority cumulative distributions, if any, that may be made in the future from the operations of the Bakersfield Biorefinery, distributions made to the holders of the Class B and C Units will reduce the amount of distributions that we may be entitled to receive in the future from the operations of the Bakersfield Biorefinery.

Based on our construction budget (including the purchase orders we have issued for the required equipment) and on our internal projections of our future operating expenses, we anticipated that the $385 million available to us under the senior and mezzanine loans should be sufficient to fund our original projected capital expenditures and operating expenses at the Bakersfield Biorefinery until the Bakersfield Biorefinery becomes operational. However, the scope of the Bakersfield Biorefinery has both changed and expanded to include additional capabilities and equipment, which changes are expected to increase the cost of installing, developing and constructing the Bakersfield Biorefinery. In order to be prepared for cost overruns and the additional facility investments, we have agreed with our senior and mezzanine lenders to establish a $35 million contingency reserve by September 15, 2021 to fund such costs. We currently do not have the funds to establish the contingency reserve and will, therefore, have to raise this amount through a public or private sale of our securities or from other arrangements. No assurance can be given that we will be able to raise the funds by September 15, 2021, or at all.

Our transition to profitability is dependent upon, among other things, the successful and timely development and construction of our biorefinery and the commercialization of the products that we intend to produce at the Bakersfield Biorefinery. To ensure that we have a buyer for the renewable diesel produced at our biorefinery, we have entered into an offtake agreement with ExxonMobil Oil Corporation (ExxonMobil). Under that agreement, ExxonMobil has agreed to purchase 2.5 million barrels per year of renewable diesel from the Bakersfield Biorefinery for a period of five years following the date that the Bakersfield Biorefinery commences commercial operations. The Bakersfield Biorefinery is being designed for a capacity of 15,000 barrels per day or an annual volume of approximately 5.4 million barrels per year. On April 20, 2021 we entered into a second agreement, a term purchase agreement, with ExxonMobil whereby ExxonMobil has the right to purchase additional quantities of renewable diesel above the original 2.5 million barrels per year. The revenues we expect to receive under the offtake agreement and the term purchase agreement, together with our other projected sources of revenues, are expected to fund our anticipated working capital and liquidity needs.

Once completed, the Bakersfield Biorefinery will be able to produce renewable diesel from various renewable feedstocks, such as Camelina oil produced from our patented Camelina varieties, soybean oil and other plant and animal sources. We believe that one of our strategic advantages is that a significant portion of the feedstock expected to be used at our biorefinery will be Camelina grain produced by third party farmers for GCEH which will supply the Bakersfield Biorefinery using our patented Camelina varieties. However, we anticipate that we will need additional funding for general corporate purposes and to grow our certified Camelina seeds, to enter into agreements with farmers, and to otherwise ramp up the cultivation and production of Camelina. As of the date of this report, we have only secured limited funding for our Camelina production plans. Although we are currently in discussions with certain agri-finance companies, other strategic partners, our existing lenders, investment bankers and possible third party investors for debt or equity financing for our Camelina operations and for general corporate purposes, no assurance can be given that we will obtain the necessary funds, or that if we do obtain such funding, that the terms under which we obtain such funding will be beneficial to us.

To the extent that we raise additional funds through the  issuance of equity securities, our stockholders will experience dilution, and the terms of the newly issued securities could include certain rights that would adversely affect our stockholders’ rights. Over the last year we have moved the listing of our common stock from the OTC Pink marketplace, which had limited liquidity, to our current trading platform on the OTCQX, which has better liquidity for trading our shares. Our goal is to list our shares of common stock on one of the NASDAQ markets, and while we do not currently meet NASDAQ’s listing requirements, we have filed an application in preparation of becoming listed. Our ability to secure additional equity financing could be significantly impacted by numerous factors including the status, timing and cost of the conversion of the Bakersfield Biorefinery, positive or negative developments in the environmental regulations and the demand for biofuels, delay or inability to become listed on NASDAQ and general market conditions, and there can be no assurance that we will be successful in raising capital or that any such financing will be available, available on favorable or acceptable terms or at the times, or in the amounts needed. Additionally, while the potential economic impact brought on by and the duration of the coronavirus pandemic is difficult to assess or predict, the significant impact of the coronavirus pandemic on the global financial markets, and on our own stock trading price, could reduce our ability to access additional capital, which would negatively impact our short-term and longer-term liquidity.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that, as of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective because of the following material weaknesses in our internal control over financial reporting: (i) ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations, and lack of approval of adjusting journal entries, and (ii) we had not performed a risk assessment and mapped the accounting processes to control objectives. We have taken remedial steps to address the material weaknesses in our disclosure controls and procedures. These remedial steps include the following:

(a) The Company has hired additional financial and accounting personnel who are experienced in general accounting and financial reporting. The Company is also evaluating its accounting personnel as necessary to remediate the identified weaknesses;

(b) The Company is implementing more robust financial reporting, accounting and management controls over its accounting and financial reporting functions, including developing and implementing a supplemental approval procedure for costs and expenses in excess of budgeted line items. The Company continues to evaluate and modify, as necessary, its approval control procedures;

(c) The Company has engaged an independent expert to assist the Company in improving its internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
.

Except as described above, there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

RISK FACTORS

Investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, before making investment decisions regarding our stock. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

These risk factors also contain forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

The risk factors set forth below with an asterisk (*) before the title are new risk factors or ones containing substantive changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

Risks Related to
Our
Business and Industry

We have not completed the construction and commissioning of the Bakersfield Biorefinery. We may experience time delays, unforeseen expenses, increased capital costs, and other complications while developing the Bakersfield Biorefinery, which complications could delay the commencement of revenue-generating activities and increase our development costs.

We have entered into a binding turnkey agreement with guaranteed maximum price for the engineering, procurement and construction of the Bakersfield Biorefinery. The engineering and construction of the Bakersfield Biorefinery is expected to be completed and is thereafter expected to commence operations in the first quarter of 2022. Although our primary contractors have agreed to complete the construction of the Bakersfield Biorefinery within a specified period at a maximum price to us, the construction of these kinds of facilities is inherently subject to the risks of unforeseen required change orders, regulatory issues, cost overruns and delays. In addition, the scope of the project has changed, which may also contribute to a delay in the completion of the project. Delays in the development beyond our estimated timelines, or amendments or change orders to the construction contract, could increase the cost of completion beyond the amounts that we have budgeted. Furthermore, while we believe that we currently hold all necessary environmental, regulatory, construction and zoning permissions that we need for the construction of the Bakersfield Biorefinery, no assurance can be given that we will not be required to obtain additional regulatory and land use approvals, which additional regulatory approvals may delay the commencement of operations of the Bakersfield Biorefinery or increase its development costs. If for any reason we are unable to construct and commission the Bakersfield Biorefinery within the financial and timing requirements, our business and our expected operating results, cash flows and liquidity could be materially and adversely affected.

We have a limited operating history in commercially refining and selling biofuels, and no history in operating a renewable diesel biorefinery. Accordingly, we have no history from which you can evaluate our business and prospects.

We have a limited operating history and track record in the biofuels market, and no history in the construction and operations of a renewable fuels biorefinery. Prior to the acquisition of the Bakersfield Biorefinery, we were an energy agri-business company focused on developing our ultra-low carbon nonfood-based feedstocks for renewable fuels and chemicals in the United States, Mexico and the Caribbean. In the near term, our growth strategy depends on our ability to successfully operate the Bakersfield Biorefinery and to provide the Bakersfield Biorefinery with sufficient feedstocks, particularly Camelina that is grown for the Bakersfield Biorefinery by third-party farmers. However, we have no history of owning, developing, constructing or operating a renewable fuels refinery. As a result, our prior operating history and our historical financial statements may not be a reliable basis for evaluating our business prospects or the future value of our common stock. We cannot give you any assurance that we will be able to implement our strategy in the manner we expect, if at all, or achieve our internal business projections, or that our assumptions regarding the operations of the Bakersfield Biorefinery or the Camelina feedstock production will be accurate. Our limited operating history also means that we may have to develop and implement various alternate policies and procedures related to Bakersfield Biorefinery’s development and future operations, to our feedstock supply chain, and to other matters.

Our ability to implement our business strategy may be materially and adversely affected by many known and unknown factors.

Our business strategy relies upon our future ability to successfully operate the Bakersfield Biorefinery and to source Camelina and other feedstocks in a cost-effective manner. Our business strategy relies on numerous assumptions and these assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. Our future ability to execute our business strategy is uncertain and unproven, and it can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our business. Among the factors that could have a material adverse effect on our ability to implement our strategy and achieve our targets are the following:

●	inability to complete the construction of the Bakersfield Biorefinery in a timely manner;

●	inability to complete the construction of the Bakersfield Biorefinery for the anticipated cost and within our available financial resources;

●	inability to source feedstock for the Bakersfield Biorefinery, including Camelina, in sufficient quantities and/or at economically attractive prices;

●	failure to manage third-party Camelina cultivation operations at the expected costs and in the projected time frame;

●	inability to enroll a sufficient number of third party farmers to grow Camelina our behalf in order to fulfill our forecasted Camelina feedstock requirements;

●	failure of our proprietary Camelina varieties to produce the amount and quality of grain as expected;

●	changes in existing and future governmental laws and regulations affecting the energy markets in general, and the renewable energy markets in particular;

●	changes in general economic, political and business conditions in the U.S., particularly those that affect the energy and renewable fuels markets;

●
increases in operating costs, including the need for additional or unexpected capital improvements, labor costs transportation, processing and storage costs, insurance premiums, general taxes, real estate taxes and utilities, environmental regulation compliance costs, and other costs affecting our profit margins;

●	public health crises, such as the novel coronavirus outbreak that began in early 2020, which could impact global economic conditions; or

●	inability, or failure, of any customer or contract counterparty to perform their contractual obligations to us.

* The termination of the ExxonMobil Oil Corporation Product Offtake Agreement would negatively affect our future marketing and sales of renewable diesel and would trigger an event of default under our two credit facilities.

Under the Offtake Agreement that we entered into with ExxonMobil Oil Corporation, ExxonMobil has agreed to purchase 2.5 million barrels of renewable diesel per year from the Bakersfield Biorefinery for a period of five years following the date that the Bakersfield Biorefinery commences operations. We have also entered into a Term Purchase Agreement with ExxonMobil pursuant to which we granted ExxonMobil the right to purchase the renewable diesel produced at the Bakersfield Biorefinery in excess of the amount of renewable diesel that we sell to ExxonMobil under the Offtake Agreement.  Either party may terminate the Offtake Agreement if the Bakersfield Biorefinery does not meet certain production levels by the end of the first and second six-month periods following the commencement of the Bakersfield Biorefinery’s operations. In addition, ExxonMobil can terminate the Offtake Agreement if the construction of the biorefinery is not completed by October 15, 2022. A termination of the Offtake Agreement will also terminate the Term Purchase Agreement.  In addition, termination of the Offtake Agreement could constitute an event of default under our credit agreements that provide us with $385 million of financing from our Senior Lenders and Mezzanine Lenders. Our obligations under the credit agreements are secured by a security interest in all of the assets at the Bakersfield Biorefinery and by all of the assets and ownership interests of our subsidiaries that directly or indirectly own the Bakersfield Biorefinery.

We are dependent on our contractors for the successful completion of the Bakersfield Biorefinery.

The construction of most of the Bakersfield Biorefinery has been outsourced to a primary contractor under a guaranteed maximum price engineering, procurement and construction (EPC) contract, but certain other contractors have also been engaged by us to, among other things, construct and refurbish railroad tracks through the Bakersfield Biorefinery and to install underground pipelines. Our business strategy is highly dependent on our contractors’ performance under their agreements with us. Our contractors’ ability to perform successfully under their contracts is dependent on a number of factors, including their ability to:

●	design and engineer the Bakersfield Biorefinery to operate in accordance with specifications;

●	engage and retain third-party subcontractors and procure equipment and supplies;

●	respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control;

●	attract, develop and retain skilled personnel, including engineers;

●	post required construction bonds and comply with the terms thereof;

●	manage the construction process generally, including coordinating with other contractors and regulatory agencies; and

●	maintain their own financial condition, including adequate insurance coverage and working capital.

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

* The COVID-19 pandemic may adversely impact our business.

The COVID-19 pandemic has negatively impacted the global economy. While we have to date not incurred significant, unmanageable operational or financial disruptions from the COVID-19 pandemic or from the measures that we implemented to address the pandemic, the extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, which are highly unpredictable.

We cannot predict the degree to, or the time period over which our sales and operations will be affected by this outbreak, and the effects could be material. The impacts include, but are not limited to:

●	a significant decline in demand for our products due to market disruptions, resulting in a decline in sales and prices;

●	limitations of feedstocks, price volatility, or disruptions to our suppliers’ operations;

●	the interruption of our distribution system, or temporary or long-term disruption in our supply chains, or delays in the delivery of our products;

●	suspension of renewable fuel and/or low carbon fuel policies;

●
limitations on our ability to operate our business as a result of federal, state or local regulations, including any changes to the designation of our business as “essential” by the US Department of Homeland Security;

●
decreases in the demand for and price of Renewable Identification Numbers (“RINs”) and low carbon fuel standard (LCFS) credits as a result of reduced demand for petroleum-based gasoline and diesel fuel; and

●
Our management of the impact of COVID-19 has and will continue to require significant investment of time and may cause us to divert or delay the application of its resources toward other or new initiatives or investments, which may cause a material adverse impact on the results of operations.

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain, as information is evolving with respect to the duration and severity of the pandemic. In addition, new coronavirus mutations and variants, which may be more contagious or deadly than the original virus, continue to appear. These new mutations or variants may, directly or indirectly, impact our operations in the future in ways we cannot anticipate. We cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its impact, which may be significantly harmful to our operations and profitability.

* We may encounter difficulties in integrating the businesses or facilities we acquire, including any international businesses that we may acquire in the future.

We may face significant challenges in integrating entities, businesses or other facilities, including other refineries, that we acquire, and we may not realize the benefits anticipated from such acquisitions. Our integration of future acquisitions involves a number of risks, including:

●	difficulty in integrating the operations and retaining of personnel of any acquired company, business or facility;

●	difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products or services;

●	demands on management related to the increase in our size after an acquisition and integration of the acquired business and personnel;

●	failure to achieve expected synergies and costs savings;

●
difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal control over financial reporting, and related procedures and policies;

●	the incurrence of acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

●	the need to fund significant working capital requirements of any acquired production facilities or businesses;

●
potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company or technology, including but not limited to, issues with the acquired company’s intellectual property, product quality, environmental liabilities, data back-up and security, revenue recognition or other accounting practices, employee, customer or partner issues, or legal, tax and financial contingencies;

●
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to, claims from terminated employees, customers, former stockholders or other third parties; and

●	the incurrence of significant exit charges if products or services acquired in business combinations are unsuccessful.

We are also considering acquiring entities or businesses outside of the United States. Any such foreign acquisitions will, in addition to the foregoing risks, also be subject to a number other risks, including:

●	challenges caused by distance, language, cultural differences, political economic and social instability, and the assimilation of broad and geographically dispersed personnel and operations;

●	difficulties in protecting and enforcing our intellectual property rights abroad;

●	the inability to extend proprietary rights in our technology into new jurisdictions;

●	currency exchange rate fluctuations and foreign tax consequences;

●	general economic and political conditions in foreign jurisdictions;

●	foreign exchange controls or U.S. tax laws in respect of repatriating income earned outside the United States;

●	compliance with the U.S.'s Foreign Corrupt Practices Act and other similar anti-bribery and anti-corruption regulations, and

●	higher costs associated with doing business internationally, such as those associated with complying with export, import regulations and trade and tariff restrictions.

Loss of key personnel or our inability to attract, train and retain additional key personnel could harm our ability to meet our business objectives.

Our Bakersfield Biorefinery operations and Camelina feedstock businesses involve complex operations spanning a variety of disciplines that require a management team and employee workforce that is knowledgeable in the many areas necessary for our operations. While we have been successful in attracting certain experienced, skilled professionals to our company, we will have to identify, attract and retain a significant number of additional employees once the Bakersfield Biorefinery is operational and the Camelina cultivation expands to our projected levels. Failure to hire the qualified employees that we will need could affect the operations and the future profitability of both our Bakersfield Biorefinery and our Cameliina operations. We are also heavily dependent upon certain of our current senior executives and upon certain key independent contractors and advisors for supervising the construction of the Bakersfield Biorefinery, the operations of the Bakersfield Biorefinery, and the implementation of our Camelina cultivation and production plan. The loss of these key employees and contractors could have a significant detrimental impact on the development and initial operations of the Bakersfield Biorefinery, on our Camelina research and development program, and on the implementation of our Camelina cultivation operations. Hiring, training and successfully integrating qualified personnel into our operation is a lengthy and expensive process. The market for qualified personnel is very competitive because of the limited number of people available with the necessary skills to operate a renewable diesel refinery, to successfully source feedstock, to continue our Camelina development program, and to commercialize the renewable fuels that the Bakersfield Biorefinery is designed to produce. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our future operations.

Our Camelina patents may not protect us against competition from other biofuel competitors.

An important element of our plan of operations of our Bakersfield Biorefinery is the use of Camelina oil that is derived from our patented varieties of Camelina as one of the principal feedstocks at the Bakersfield Biorefinery. We currently have three issued U.S. utility patents for varieties of Camelina as well as another issued U.S. utility patent directed to methods for improving the Camelina oil. We have also filed seven additional utility patent applications, including a patent application directed to methods for improving Camelina oil, and applications for another six Camelina plant varieties (which varieties are also covered by six applications that we have filed under the Plant Variety Protection Act (PVPA)). We have acquired patents in our acquisition of Agribody Technologies, Inc., and certain of those patents can enhance our existing intellectual property for Camelina. Interpreting the scope and validity of patents and success in prosecuting patent applications involves complex legal and factual questions, and the issuance, scope, validity and enforceability of a patent cannot be predicted with any certainty. Patents issued to us may be challenged, invalidated or circumvented. Accordingly, we cannot be certain that any of our patent applications will result in issued patents, or if issued, we cannot be certain of the validity and/or enforceability of any newly issued patents. Moreover, we cannot be sure that any of our patent rights will be broad enough in scope to provide commercial advantage and prevent circumvention, nor do our patents give us the exclusive right to cultivate other varieties of Camelina.  Our patents do not limit the right of others to use the oil from other Camelina varieties as a biofuels feedstock. No assurance can be given that other biofuel producers will not imitate our business plan and use Camelina as a biofuel feedstock, nor do our existing patent rights prevent others from competing with us and developing substantially similar business plans.

* Our Camelina operations will be dependent upon the availability of farmland, our relationship with third-party farmers, and on factors affecting agricultural operations in general.

We do not own or control any farms or farmland on which we can grow our patented varieties of Camelina. Accordingly, we are wholly dependent upon third party farmers to plant, cultivate, harvest and store the Camelina that we plan to use as feedstock for the production of renewable diesel at the Bakersfield Biorefinery, and possibly elsewhere. Our ability to obtain the amount of Camelina that we propose to use as feedstock at the Bakersfield Biorefinery therefore is dependent upon our ability to recruit a sufficient number of farmers to grow Camelina for us, to enter into mutually acceptable financial and other arrangements with the farmers that we recruit, and for those farmers to successfully grow, harvest and deliver that Camelina to us. While we have identified a number of farmers and several farm cooperatives that have expressed an interest in producing Camelina in accordance with our proposed arrangements, as of the date hereof we have not entered into a sufficient number of agreements with farmers for the production of the amount of Camelina grain that we have planned for in the Bakersfield Biorefinery. Accordingly, no assurance can be given that we will be able to develop and thereafter maintain the farming, storage and delivery arrangements necessary to produce the quantities of Camelina that we plan to use at the Bakersfield Biorefinery. In addition to the risks associated with enrolling farmers in our proposed Camelina production operations, the results of those farming operations may be adversely affected by numerous factors over which we have little or no control and that are inherent in farming, including adverse weather (including but not limited to drought, floods and storms, severe heat, frost, hail, and unusual temperature changes), changes in growing conditions, crop diseases or pest infestations. Extreme drought conditions have recently occurred across much of the Western U.S., including in the states in which our Camelina is planted and is expected to be planted. These drought conditions may negatively impact our ability to produce the amount of Camelina that we are currently planning to produce for our Bakersfield Biorefinery. Changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters and have created additional uncertainty. Our Camelina operations will also be subject to any new government regulations regarding farming and the marketing of agricultural products.

* Large capital projects can take many years to complete, and market conditions could deteriorate over time, negatively impacting project returns.

We may engage in other capital projects based on the forecasted project economics and level of return on the capital to be employed in the project. Large-scale projects take many years to complete, and market conditions can change from our forecast. As a result, we may be unable to fully realize our expected returns, which could negatively impact our financial condition, results of operations, and cash flows.

* Increased industry-wide production of renewable diesel due to potential utilization of existing excess production capacity, announced plant expansions of renewable diesel and potential co-processing of renewable diesel by petroleum refiners, could reduce prices for our fuel and increase costs of feedstocks, which would seriously harm any future revenues and operations.

If additional volumes of advanced biofuel RIN production come online and the EPA does not increase the renewable volume obligation (RVO) under the Renewable Fuels Standard (RFS2) in accordance with the increased production, the volume of advanced biofuel RINs generated could exceed the volume required under the RFS2. In the event this occurs, biomass-based diesel and advanced biofuel RIN prices would be expected to decrease, potentially significantly, harming demand for our products and our profitability.

According to the EPA, in 2018, 4.1 billion gallons per year of biomass-based diesel production capacity in the United States were registered under the RFS2 program. This amount far exceeds both historic consumption of biomass-based diesel in the United States and required consumption under the RFS2.

Additionally, several leading biomass-based diesel companies have announced their intention to expand production of renewable diesel for the U.S. market. World Energy has announced that it will expand capacity at its Los Angeles area biorefinery from 45 mmgy to over 300 mmgy. Diamond Green Diesel, the largest U.S. producer of renewable diesel, is expanding its 275 mmgy capacity by 400 mmgy as well as planning an additional 470 mmgy biorefinery in Texas. Neste, the largest global producer of renewable diesel, has announced that it is expanding its Singapore facility which exports a significant portion of its production to the U.S. West Coast. Traditional petroleum refiners are also planning to enter the renewable diesel market with Holly Frontier, Marathon Petroleum and Phillips 66 announcing new biorefineries or the conversion of existing refineries to renewable diesel production facilities.

Further, due to economic incentives available, several petroleum refiners have started or may soon start to produce co-processed renewable diesel, or CPRD. CPRD uses the same feedstocks to produce biomass-based diesel and it generates an advanced biofuel RIN. CPRD may be more cost-effective to produce than biomass-based diesel.

If production of competitive advanced biofuels increases significantly as a result of utilization of existing excess production capacity or new capacity as described above, competition for feedstocks would increase significantly, harming margins. Furthermore, if supply of advanced biofuels exceeds demand, prices for renewable diesel and for RINs and other credits may decrease significantly, harming profitability and potentially forcing us to reduce or otherwise limit our production.

* We have previously failed to timely file our Annual and Quarterly Reports with the SEC, which has affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future and our ability to have our securities accepted for listing on a national security exchange.

We failed to timely file several Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the periods prior to December 31, 2019. In addition, during the past two years we have had difficulty in timely filing other periodic reports because, among other reasons, we needed additional time to complete our financial statements and to obtain information regarding our purchase of the Bakersfield Biorefinery. Although these quarterly and annual reports were filed within the time periods permitted by Rule 12b-25 of the Securities Exchange Act of 1934, as amended, these reports are treated by investors as untimely. Such failure to timely file our Annual and Quarterly Reports with the SEC:

●	has had, and may continue to have the effect of eroding investor confidence in us and our financial reporting and accounting practices and processes;

●	may negatively impact the trading price of our common stock;

●	may result in stockholder litigation;

●
may make it more difficult, expensive and time consuming for us to raise capital, if necessary, on acceptable terms, if at all, pursue transactions or implement business strategies that might otherwise be beneficial to our business; and

●	may negatively impact our reputation with our future customers.

* Our future financial results will be affected by volatile margins, which are dependent upon factors beyond our control, including the price of soybean, canola, and other feedstocks and the market price at which we can sell our future products.

The financial results of most renewable diesel producers are affected by the relationship, or margin, between their product prices and the prices for oil, soybean, canola, and other feedstocks. Since refining margins have historically been volatile, the cost to acquire feedstocks and the price at which the renewable diesel producers can ultimately sell their products may depend upon several factors beyond their control, including regional and global supply of and demand for oil, soybean, canola, other feedstocks, gasoline, diesel, other refined petroleum products, and renewable products. These in turn depend on, among other things, the availability and quantity of imports, the production levels of U.S. and international suppliers, levels of product inventories, productivity and growth (or the lack thereof) of U.S. and global economies, U.S. relationships with foreign governments, political affairs, and the extent of governmental regulation.

Refining and renewable diesel margins also can be significantly impacted by additional conversion capacity through the expansion of existing facilities or the construction of new refineries or plants. Worldwide refining capacity expansions may result in refining production capability exceeding refined petroleum product demand, which would have an adverse effect on future refining margins.

Under the Term Purchase Agreement with ExxonMobil, ExxonMobil has the right to purchase the Bakersfield Biorefinery renewable diesel that is not sold to ExxonMobil under the Offtake Agreement at a market-based formula price. Accordingly, we will be subject to the risks related to fluctuating prices for all renewable diesel and other products that we sell to ExxonMobil under the Term Purchase Agreement. Our plan is to further limit our exposure to fluctuating feedstock prices by utilizing Camelina that is purposefully grown for our Bakersfield Biorefinery. Since the Camelina that we intend to use at our biorefinery is grown specifically for us at pre-established costs, we have reduced much of the risks from the market/pricing volatility that exist with market-based feedstocks. No assurance can, however, be given that the Camelina that is produced for us can be produced at a favorable cost/price to us, or that it can be produced in sufficient quantities to materially reduce our feedstock risks.

* Developments with respect to low-carbon fuel policies and the market for alternative fuels may affect demand for our renewable fuels and could adversely affect our future financial performance.

Low-carbon fuel policies, blending credits, and stricter fuel efficiency standards to help reach greenhouse gas emissions reduction targets help drive demand for our renewable fuels. Any changes to, a failure to enforce, or a discontinuation of any of these policies, goals, and initiatives could have a material adverse effect on our renewable fuels businesses. Similarly, new or changing technologies may be developed, consumers may shift to alternative fuels or alternative fuel vehicles (such as electric or hybrid vehicles) other than the renewable fuels we produce, and there may be new entrants into the renewable fuels production industry that could meet demand for lower-carbon transportation fuels and modes of transportation in a more efficient or less costly manner than our technologies and products, which could also have a material adverse effect on our renewable fuels businesses.

* Once our refining operations commence, any significant interruption in our Bakersfield Biorefinery could adversely affect our business.

Upon the completion of our refinery, our Bakersfield Biorefinery will be our principal operating asset. As a result, our operations could be subject to significant interruption if it were to experience a major accident or mechanical failure, be damaged by severe weather or other natural or man-made disaster, such as an act of terrorism, or otherwise be forced to shut down in the future. Our Bakersfield Biorefinery also is subject to risks associated with earthquakes. The area near Bakersfield, California is considered to be an earthquake zone, and the Bakersfield Biorefinery has recently experienced several moderate earthquakes that have not impacted the refinery. However, a major earthquake at the Bakersfield Biorefinery could result in significant additional costs, including, loss of revenues due to unplanned temporary or permanent shutdown of the facility, loss of the ability to transport products or increased costs to do so, cleanup costs, liability for damages or injuries, increased insurance expenses, and legal and reconstruction expenses. The incurrence of significant additional costs would harm our results of operations and financial condition.

* We may incur losses and additional costs if we engage in forward-contract activities and derivative transactions.

We currently do not use commodity derivative instruments, although we may do so in the future. If the instruments we use to hedge our exposure to various types of risk are not effective, we may incur losses. In addition, we may be required to incur additional costs in connection with future regulation of derivative instruments to the extent it is applicable to us.

* We are subject to operational risks and our insurance may not be sufficient to cover all potential losses arising from operating hazards. Failure by one or more insurers to honor their coverage commitments for an insured event could materially and adversely affect our financial position, results of operations, and liquidity.

Our operations are subject to various hazards common to the industry, including explosions, fires, toxic emissions, maritime hazards, and natural catastrophes. As protection against these hazards, we maintain insurance coverage against some, but not all, potential losses and liabilities. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase substantially. Therefore, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, coverage for terrorism risks includes very broad exclusions. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position, results of operations, and liquidity.

Our insurance program includes a number of insurance carriers. Significant disruptions in financial markets could lead to a deterioration in the financial condition of many financial institutions, including insurance companies. We can make no assurances that we will be able to obtain the full amount of our insurance coverage for insured events. Although we intend to maintain insurance at levels that we believe are appropriate for our business and consistent with industry practice, we will not be fully insured against all risks. In addition, pollution, environmental risks and the risk of natural disasters generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

* Our intellectual property is integral to our business. If we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property, our business could be adversely affected.

A key element of our business model relies on our ability to produce feedstock from Camelina. We have developed and patented three varieties of Camelina that, we believe, have traits that make them more suitable and productive for biofuel feedstock purposes. In addition, we have recently developed several other new varieties that, we believe, will significantly improve the productivity and sustainability of these varieties of Camelina. We believe that our ability to produce Camelina from our proprietary varieties will provide us with a significant competitive advantage in the biofuels market. Accordingly, we attempt to protect our Camelina-related intellectual property through a combination of intellectual property rights, including patents and trade secrets. However, the patents on our Camelina varieties and our related patents for altering/improving traits of Camelina have only been issued in the United States, although we have filed patent applications for certain of our patents in select foreign countries. The loss of our rights in one or more of our proprietary Camelina varieties could materially impact our competitiveness.

It may be difficult to protect and enforce our intellectual property and litigation initiated to enforce and determine the scope of our proprietary rights can be costly and time-consuming. Adverse judicial decision(s) in any legal action could limit our ability to assert our intellectual property rights, limit our ability to develop new products, limit the value of our Camelina varieties or otherwise negatively impact our business, financial condition and results of operations.

A competitor could seek to enforce intellectual property claims against us. Defending intellectual property claims asserted against us, regardless of merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a third party claim, if successful, could secure a judgment that requires us to pay substantial damages or that could otherwise limit our operations. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (which may not be available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products and thereby materially adversely affect our business, result of operations and financial condition.

* Litigation or regulatory proceedings may materially adversely affect our business, results of operations and financial condition.

We are, or may become a party to various lawsuits, claims and loss contingencies arising in the ordinary course of business and general liability claims, assertions by certain regulatory and governmental agencies related to permitting requirements and/or air, wastewater and storm water discharges from our Bakersfield Biorefinery. We also may, from time to time, become subject to litigation involving tort, contract, statutory, labor, employment, and other claims, and tax matters. The outcome of litigation, particularly class action lawsuits, and regulatory proceedings is difficult to assess or quantify. Plaintiffs (including governmental agencies) in these types of lawsuits and proceedings may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits or proceedings may remain unknown for substantial periods of time. The costs of responding to or defending future litigation or regulatory proceedings may be significant and any future litigation or regulatory proceedings may divert the attention of management away from our strategic objectives. There may also be adverse publicity associated with litigation or regulatory proceedings that may decrease customer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation or regulatory proceedings may have a material adverse effect on our business, results of operations and financial condition.

* Cyberattacks through security vulnerabilities could lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

We rely upon our information systems and networks in connection with a variety of business activities, and we collect and store sensitive data. After our Bakersfield Biorefinery becomes operational, the operations of that facility, as well as our transportation, processing and storage activities will be heavily dependent upon our computer systems and network. Accordingly, security threats to our computer and information systems pose a risk to our future operations and to the security and confidentiality, availability and integrity of our data. While we attempt to mitigate these security vulnerabilities, there can be no assurance these measures will be sufficient to avoid cyberattacks. If any security breaches were to occur and we were unable to protect our production and delivery facilities and systems, our operations could be negatively impacted, and even halted, until the security breaches are remedied. In addition, if any sensitive data of our partners or customers were to be breached, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

The State of California enacted the California Consumer Privacy Act of 2018, or CCPA, effective on January 1, 2020. Our business partners’ or contractors’ failure to fully comply with the CCPA and other laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us or our business partners or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, suppliers, contractors and others.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

Regulatory Risks

* We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

We believe that we currently hold the requisite regulatory approvals to construct and to thereafter operate the Bakersfield Biorefinery. Although we have implemented safety procedures for the operation of the Bakersfield Biorefinery and the disposal of waste products to comply with these laws and regulations, we cannot be sure that our safety measures are compliant or capable of eliminating the risk of accidental injury or contamination from the use, generation, manufacture or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that violations of environmental, health and safety laws will not occur as a result of human error, accident, equipment failure or other causes.

Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present or future laws could result in the imposition of fines, regulatory oversight costs, third-party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations. Environmental laws could become more stringent over time, requiring us to change our operations, or imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. Similarly, our business may be harmed if existing initiatives to further reduce emissions of greenhouse gases, which improve the competitiveness of renewable fuels relative to petrochemicals, do not become legally enforceable requirements, or if existing legally enforceable requirements relating to greenhouse gases are amended or repealed in the future. The costs of complying with environmental, health and safety laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our financial condition or operating results.

Furthermore, the loss of or failure to obtain necessary federal, state, provincial or local permits and registrations at our Bakersfield Biorefinery or any future facility could halt or curtail operations, which could result in impairment charges related to the affected facility and otherwise adversely affect our future operating results. In addition, our failure to comply with applicable rules, regulations and guidance, including obtaining or maintaining required operating certificates or permits, could subject us to: (i) administrative penalties and injunctive relief; (ii) civil remedies, including fines, injunctions and product recalls; and/or (iii) adverse publicity. There can be no assurance that we will not incur material costs and liabilities in connection with these rules, regulations and guidance.

* The Renewable Fuel Standard Program, a federal law requiring the consumption of qualifying biofuels, could be repealed, curtailed or otherwise changed, which would have a material adverse effect on our revenues, operating margins and financial condition.

We and other participants in the biomass-based diesel industry rely on governmental programs requiring or incentivizing the consumption of biofuels. Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel fuel and these governmental programs support a market for biomass-based diesel that might not otherwise exist.

One of the most important of these programs is the RFS2, a federal law that requires that transportation fuels in the United States contain a minimum amount of renewable fuel. This program is administered by the U.S. Environmental Protection Agency ("EPA"). The EPA's authority includes setting annual minimum aggregate levels of consumption in four renewable fuel categories, including the two primary categories in which our fuel competes with biomass-based diesel. The parties obligated to comply with this RVO are petroleum refiners and petroleum fuel importers.

Certain members of the petroleum industry are strongly opposed to the RFS2 and can be expected to continue to press for changes both in the RFS2 itself and in the way that it is administered by the EPA. One key point of contention is the rate of growth in the annual RVO. The RVO for biomass-based diesel was set at steadily rising levels beginning at 1.00 billion gallons in 2012 and increasing to 2.00 billion gallons in 2017. However, growth in the RVO for biomass-based diesel was constrained from 2017 through 2019, as the biomass-based diesel RVO increased by only 100,000 gallons from 2.00 billion to 2.10 billion gallons while the advanced biofuel RVO increased from 4.28 billion gallons to 4.92 billion gallons. For 2020 and 2021, the EPA set the biomass-based diesel RVO at 2.43 billion gallons. The 2020 advanced biofuel RVO has been set at 5.04 billion gallons which represents zero growth in the advanced biofuels category after taking into account the increase in the cellulosic volumes. We believe that growth in the annual RVOs is likely to influence our ability to grow our business and support the price of our fuel through the RINs. The EPA's future decisions regarding the RVO may influence our revenues and profit margins.

The RFS2 also grants to the EPA authority to waive a qualifying refiner's obligation to comply with RFS2, through a small refinery exemption ("SRE"), based on a determination that the program is causing severe economic harm to that refinery. SREs can significantly harm demand for biomass-based diesel and the value of RINs. In December 2019, the EPA issued a ruling on the reallocation of the required volumes under RFS2 in an attempt to offset the effect of the SREs. The ruling detailed the intent to redistribute the exempt volumes granted through the SRE to non-exempt obligated parties. This redistribution will be calculated on a three-year rolling average, based on the U.S. Department of Energy ("DoE") recommended relief. The EPA has consistently granted more relief through small refinery waivers than recommended by the DoE.

We believe that the increase in small refinery waivers granted in 2018 for the 2016 and 2017 RVO years and in 2019 for the 2018 RVO year significantly affected the demand and price of RINs as the average price of D4 (Biomass-based diesel classification) RINs fell from $0.57 to $0.40 during 2019 according to OPIS data. If the EPA continues this practice, it may harm demand and price of RINs and thus our profitability.

Subsequent to the EPA's December 2019 ruling, in January 2020, the 10th Circuit Court of Appeals issued a ruling invalidating the process the EPA had been using to grant SREs. The EPA also denied 54 retroactive waivers filed for periods 2011-2018. There are 14 remaining waivers that are still to be decided on by the EPA. We believe these actions have increased RIN values. In January 2021, the Supreme Court of the United States agreed to review the 10th Circuit Court's ruling on the SRE matter. There is no certainty of the outcome of the review at this time. The EPA could change their procedures to permit more SREs and that has the potential to cause further harm to RIN values.

The COVID-19 pandemic and measures to address the pandemic have severely affected demand for gasoline and diesel, reducing demand for 2020 RINs for RFS compliance. RVO compliance obligations are based on the volume of sales of gasoline and diesel of a party that is subject to RFS2's volume requirements, or obligated party. As those volumes decrease, there is a corresponding decrease in the volume of RINs required for RFS compliance. As such, if the effects of COVID-19 on fuel demand continue throughout 2021, we expect that demand for the RINs we produce will decrease and for those RINs to have lower values, which would harm our profitability.

Several Governors have petitioned the EPA to use its general waiver authority to reduce the 2020 RVO in response to COVID-19 economic disruptions. Should the EPA use its general waiver authority to reduce RVO requirements, we expect that this would harm demand for and the value of biomass-based diesel and RINs, which would harm our revenues and earnings. As of the date hereof, the EPA has not issued the 2022 RVO that will affect our operations once the Bakersfield Biorefinery commences operations.

The U.S. Congress could repeal, curtail or otherwise change the RFS2 program in a manner adverse to us. Similarly, the EPA could curtail or otherwise change its administration of the RFS2 program in a manner adverse to us, including by not increasing or even decreasing the RVO, by waiving compliance with the RVO or otherwise. In addition, while Congress specified RFS2 volume requirements through 2022 (subject to adjustment in the rulemaking process), beginning in 2023 required volumes of renewable fuel will be largely at the discretion of the EPA (in coordination with the Secretary of Energy and Secretary of Agriculture). We cannot predict what changes, if any, will be instituted or the impact of any changes on our business, although adverse changes could seriously harm our revenues, earnings and financial condition.

* Loss of or reductions in federal and state government tax incentives for renewable diesel production or consumption may have a material adverse effect on our revenues and operating margins.

Federal and state tax incentives have assisted the renewable diesel industry by making the price of renewable diesel more cost competitive with the price of petroleum-based diesel fuel to the end user. The expiration or termination of federal and/or state governmental incentives could have a material adverse impact on the cost of our products, on the price at which we sell our products, and on the other financial incentives that affect the commercial value of our renewable diesel and our operations.

The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, referred to as the Biodiesel Tax Credit ("BTC"). Under the BTC, the first person to blend pure biomass-based diesel with petroleum-based diesel fuel receives a $1.00-per-gallon refundable tax credit.

The BTC was established on January 1, 2005 and has lapsed and been reinstated retroactively and prospectively several times. Most recently in December 2019, the BTC was retroactively reinstated for 2018 and 2019 and is in effect from January 2020 through December 2022. Unlike the RFS2 program, the BTC has a direct effect on federal government spending and changes in federal budget policy could result in its elimination or in changes to its terms that are less beneficial to us. We cannot predict what action, if any, Congress may take with respect to the BTC after 2022. There is no assurance that the BTC will be reinstated, that it will be reinstated on the same terms or, if reinstated, that its application will be retroactive, prospective or both. Any adverse changes in the BTC can be expected to harm our results of operations and financial condition.

Risks Relating to Financial Matters

We are a development stage company that currently has no revenues, we do not expect to generate any meaningful revenues until the Bakersfield Biorefinery commences commercial operations.

We are a development stage company with no revenues and no operations other than those related to the construction of the Bakersfield Biorefinery and to the development of our Camelina cultivation operations. We do not expect to generate material revenues, if any, until after the Bakersfield Biorefinery has commenced commercial operations before the end of the first quarter of 2022. We will incur significant net losses and significant capital expenditures through completion of development of Bakersfield Biorefinery. Any delays beyond the expected construction completion date for the Bakersfield Biorefinery would prolong, and could increase the level of, our operating losses.

* We have a history of net losses, and we may not achieve or maintain profitability.

We incurred net losses of $10.6 million and $11.8 million during the years ended December 31, 2020 and 2019, respectively, and a net loss of $22.3 million during the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $88.5 million. According to our internal budget, in the aggregate we expect to spend approximately $235 million between the date hereof and the commencement of commercial operations on the development and construction of the Bakersfield Biorefinery, on pre-operational and start-up costs, on our debt service obligations, on our upstream feedstock development operating costs, and on general and administrative expenses. Furthermore, we do not expect to generate any revenues until the Bakersfield Biorefinery is fully operational in the first quarter 2022. No assurance can be given that the Bakersfield Biorefinery and our related Camelina operations will be profitable once the Bakersfield Biorefinery does commence operations.

The terms of our senior and mezzanine credit agreements and other financing arrangements will significantly limit the amount of cash that is available to GCEH and our stockholders.

Under our senior and mezzanine credit agreements we can borrow an aggregate of $385 million of financing. The senior loan bears interest at the rate of 12.5% per annum, and the mezzanine loans will bear interest at the rate of 15.0% per annum on amounts borrowed. The senior loan and mezzanine loans mature in November 2026 and 2027, respectively. In addition to the loan repayment obligations under both the senior loan and mezzanine loans, one of our Bakersfield Biorefinery holding company subsidiaries, has issued membership interests (Class B Units) to the Senior Lenders and will issue membership interests (Class C Units) to the Mezzanine Lenders. The Class B Units and Class C Units membership interests provide the holders of the Class B and Class C Units with preferential cash distribution rights over the Class A Units owned by GCEH. Under the Credit Agreements and the limited liability agreement of the financing subsidiary, any excess cash from operations that the Bakersfield Biorefinery generates will first be used to make the debt service payments under the senior and mezzanine loans, and then any excess cash available after making those loan payments will be allocated among the holders of the Class A, Class B and Class C Units. The holders of the Class B Units are entitled to receive quarterly distributions of 25% of the Bakersfield Biorefinery’s free cash flow until the senior lenders have received (collectively, from these cash distributions plus principal and interest on the senior loans) an amount equal to a 2X multiple of invested capital (“MOIC”), or two times the amount of the senior loans. Since we expect that the Senior Lenders will lend us $317.6 million, the Senior Lenders will have preferential rights to receive a total of up to $635 million, and under certain circumstances for a limited period, an additional 5% of the free cash flow. The cash available for distribution after payment of the Class B Units 25% allocation will be divided among the holders of the Class C Units and the Class A Units. The holders of the Class C Units will be entitled to receive 80.0% of cash distributions until the Mezzanine Lenders have received cumulative payments (cash distributions plus principal and interests on the mezzanine loans) equal to 2.0x MOIC, which percentage decreases to 65.0% (after they have received 3.0x MOIC), 50.0% (after they have received 4.0x MOIC) and 30.0% of all cash distributions thereafter. As a result of the large debt payment obligations and the foregoing preferential cash distribution allocations to the holders of the Class B and Class C Units, the amount of cash available for distribution to GCEH and our stockholders will be significantly reduced. Accordingly, even if the Bakersfield Biorefinery’s operations generate significant profits, the amount of cash available to GCEH from the Bakersfield Biorefinery will be very limited for at least five years.

Our Bakersfield Biorefinery subsidiaries are subject to various restrictions under the senior and mezzanine credit agreements, and substantially all of the assets of the Bakersfield Biorefinery subsidiaries are held as security under the terms of such credit agreements.

The obligations under the senior and mezzanine credit agreements are secured by a security interest in all of the assets of the BKRF, and by all of the assets and securities issued by the limited-purpose, wholly owned indirect subsidiaries of the Company. The two credit agreements contain certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Senior Loans, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. In addition, on March 26, 2021 we amended the two credit agreements to require GCEH to establish an additional cash reserve of at least $35 million for BKRF. Our inability to raise at least $35 million within the time limits specified in the amendments, and to properly fund the new contingency reserve will constitute an event of default under the two credit agreements. A breach of any of the covenants under either of the credit agreements could result in an event of default. Cross-default provisions in the two credit agreements mean that an event of default under one of the credit agreements will trigger an event of default under the other credit agreement. Upon the occurrence of an event of default under any of our debt agreements, the lenders could elect to declare all outstanding debt under the credit agreements to be immediately due and payable, and the secured lenders could foreclose against all of the Bakersfield Biorefinery’s assets and the ownership interests of the various subsidiaries. A foreclosure could result in the loss of our refinery and our refining business, and we could be forced into bankruptcy or liquidation.

* We have a substantial level of indebtedness which could materially and adversely affect our financial condition and restrict our ability to incur additional indebtedness or engage in transactions

We have incurred significant indebtedness that could have a material adverse effect on our business and on returns to our stockholders. We cannot guarantee that our business will generate sufficient cash flow from operations once the Bakersfield Biorefinery commences operations and the Camelina cultivation operations commence to enable us to make the required payments on our debt, to fund other liquidity needs, to make necessary future capital expenditures or to pursue other business opportunities. The agreements and related documents that govern our indebtedness, including but not limited to, the two credit agreements that our subsidiaries entered into on May 4, 2020, contain covenants that place restrictions on us and our subsidiaries. The credit agreements restrict among other things, our subsidiaries’ ability to:

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

Our senior and mezzanine loan agreements used to finance our acquisition of the Bakersfield Biorefinery bear interest at a high rate (12.5% and 15.0%, respectively).  In addition, they grant certain lenders membership interests, which will provide the senior and mezzanine lenders with an interest in excess cash flows from the Bakersfield Biorefinery’s operations. These membership interests provide the lenders with an indirect financial interest in the Bakersfield Biorefinery, which is prior to any distribution that would otherwise be available to our stockholders.

Risks Related to Our Common Stock

* There is a limited public trading market for our Common Stock, and you may not be able to resell your shares.

Currently there has been a limited public market for our common stock. Our common stock is traded on the OTCQX Best marketplace, an inter-dealer, over-the-counter market that provides significantly less liquidity than national securities exchanges, such as The Nasdaq Stock Market. Furthermore, we are a relatively small company which is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow a company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there is currently a limited public trading market for our securities. We cannot assure you that a regular trading market will develop or that if developed, will be sustained. If an active trading market does not develop, you may have difficulty selling your shares of common stock at an attractive price, or at all, which will result in the loss of your investment.

* We have a stockholder’s deficit.

We have a history of losses and have a stockholder’s deficit of $28.7 million and $41.9 million as of December 31, 2020, and June 30, 2021, respectively. Additionally, we had negative working capital of $18.7 million (which includes current short-term restricted cash of $15.4 million) at June 30, 2021. We had long-term restricted cash of $28.6 million as of June 30, 2021 that is excluded from our working capital calculation. Our history of losses and our negative working capital position could negatively impact the value of our common stock.

* We cannot assure you that the Common Stock will be listed on the Nasdaq Capital Market or any other securities exchange. We do not currently satisfy the listing requirements of the Nasdaq Capital Market.

We have applied to have our common stock to be listed on the Nasdaq Capital Market. However, we cannot assure you that we will be able to meet the initial listing standards of that stock exchange and that our application will be approved. We do not currently comply with certain Nasdaq listing standards, including in particular the minimum stockholder’s equity requirements.

Further, there can be no assurances that, if listed on the Nasdaq Capital Market, we will be able to remain in compliance with the Nasdaq Stock Market LLC’s listing standards or if we do later fail to comply and subsequently regain compliance with Nasdaq’s listing requirements, that we will be able to continue to comply with the applicable listing standards. If we are unable to maintain compliance with these Nasdaq requirements, our common stock will be delisted from the Nasdaq Capital Market.

We are currently a “smaller reporting company” and we have elected to comply with certain reduced reporting and disclosure requirements which could make our Common Stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Regulation S-K of the Securities Act of 1933, as amended, which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we are only required to provide two years of audited financial statements in our SEC reports. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer a “smaller reporting company”. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

The application of the SEC’s “penny stock” rules to our Common Stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

If our common stock trades at a price of less than $5.00 per share while we are still traded on the OTCQX Best Market, our common stock will be subject to the SEC’s penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

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

As of December 31, 2020, we had several material weaknesses in our financial reporting, these consisted of (i) ineffective controls over period end financial disclosure and reporting processes, including timeliness, (ii) deficiencies in recording material adjustments related to the valuation of our asset retirement obligation, environmental liabilities and our mandatorily redeemable equity instruments, and (iii) inability to perform a risk assessment and to map our processes to control objectives. We have recently implemented a new system of internal control over financial reporting, which we are currently implementing. However, we cannot assure you that, when fully implemented, our policies and procedures will adequately mitigate our existing weaknesses or that we will not, in the future, identify other areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

* The market price of our common stock may continue to be volatile.

The market price of our common stock may be highly volatile because, among other reasons, investors are unfamiliar with our operations and financial condition. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. In addition, if the market for shares of companies in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. Lastly, we acquired the Bakersfield Biorefinery in May 2020 and are currently retooling and converting the refinery into a renewable diesel refinery. Since we will not generate revenues until the construction of the Bakersfield Biorefinery is completed in 2022, our stock price will not be based on quantifiable investment criteria used by certain investors in valuing shares. As a result, the uncertainty of our future operations and profitability could result in investor speculation and in increased volatility in our stock price.

*   Because certain of our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Our officers and directors owned approximately 5,904,000 shares (or 14.7% of our outstanding voting shares), and options and convertible notes to purchase approximately 25,209,000 additional shares as of June 30, 2021. The holdings of our directors and executive officers may increase substantially in the future upon exercise rights under any of the options, convertible promissory notes or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of common stock. The interests of such persons may differ from the interests of our other stockholders, including purchasers of our securities. As a result, in addition to their influence as members of our Board of Directors or as executive officers, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including purchasers in the future financings, may vote, including the following actions:

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

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of Preferred Stock, of which 49,987,000 remain available for issuance by our Board of Directors. These 49,987,000 shares may be issued with such designations, rights and preferences as our Board of Directors may from time to time determine. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any additional shares of Preferred Stock, there can be no assurance that the Company will not do so in the future.

* We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

We do not intend to pay any cash dividends for the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

* Future securities issuances could result in significant dilution to our stockholders and impair the market price of our Common Stock.

As of June 30, 2021, we had outstanding, immediately exercisable options, warrants and convertible promissory notes for the issuance of 25,786,641 additional shares of common stock. In addition, we also had outstanding unvested options for the purchase of 1,043,139 additional shares of common stock. Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options to purchase shares of our common stock are exercised or options or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.

* If securities analysts do not publish research or reports about our business or if they downgrade our stock or our core market, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business or industry. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business or industry, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

* Our common stock is an equity security and is subordinate to our existing and future indebtedness.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, the shares of common stock will rank junior to all of our indebtedness, including our trade debt, and to other non-equity claims on us and our assets available to satisfy claims on us, including claims in a bankruptcy, liquidation or similar proceedings.

Unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of common stock, (i) dividends are payable only when and if declared by our board of directors or a duly authorized committee of the board and (ii) as a corporation, we are restricted under applicable Delaware law to making dividend payments and redemption payments only from legally available assets. Further, under our certificate of incorporation, there are no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions arising as to our common stock, subject only to the voting rights available to stockholders generally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 13, 2021, the Company raised $3.1 million through the private, unregistered sale of its common stock to three accredited investors at a price of $6.25 per share. The shares were sold pursuant to an exemption under Securities Act Section 4(a)(2). No underwriter was involved, and no fees or commissions were paid in the transaction.

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

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Amendment No. 5 to Credit Agreement, dated July 28, 2021, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein.

10.2	Consent No. 3 and Amendment No. 3 to Credit Agreement, dated July 28, 2021, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File formatted as Inline XBRL and included in Exhibit 101

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: August 16, 2021	By:	/s/ Richard Palmer
Richard Palmer President and Chief Executive Officer

Date: August 16, 2021	By:	/s/ Ralph Goehring
Ralph Goehring Chief Financial Officer

-51-