Form 10-Q
period 2021-09-30
Global Clean Energy Holdings, Inc.
filed 2021-11-15
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

Commission file number:
000-12627

GLOBAL CLEAN ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0407858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2790 Skypark Drive, Suite 105 Torrance , California	90505
(Address of principal executive offices)	(Zip Code)

(310) 641-4234
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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
☐
No
☒

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of November
15
, 2021 was 40,063,068.

Part I. FINANCIAL INFORMATION
Item1: Condensed Consolidated Financial Information

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$16,186,669	$3,370,519
Accounts receivable, net	-	143,823
Restricted cash	2,327,814	12,943,222
Inventories	2,477,248	846,197
Prepaid expenses and other current assets	3,377,884	5,431,552
Total Current Assets	24,369,615	22,735,313

RESTRICTED CASH, net of current portion	25,227,161	22,668,984
DEBT ISSUANCE COSTS, NET	1,508,211	840,211
RIGHT-OF-USE ASSET	520,552	51,611
INTANGIBLE ASSETS, NET	7,197,842	4,180,746
GOODWILL	1,355,077	-
LONG TERM DEPOSITS	627,589	628,382
PROPERTY, PLANT AND EQUIPMENT, NET	275,793,504	138,972,675
ADVANCES TO CONTRACTORS	16,256,472	16,000,000

TOTAL ASSETS	$352,856,023	$206,077,922

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$55,956,303	$22,597,951
Current portion of operating lease obligations	192,946	52,653
Notes payable including current portion of long-term debt, net	17,341,122	4,198,113
Convertible notes payable	1,000,000	1,697,000
Total Current Liabilities	74,490,371	28,545,717

LONG-TERM LIABILITIES
Operating lease obligations, net of current portion	327,978	-
Mandatorily redeemable equity instruments of subsidiary , at fair value (Class B Units)	18,054,857	5,123,000
Long-term debt, net	3,603,106	16,155,138
Senior credit facility, net	275,245,821	146,769,225
Asset retirement obligations, net of current portion	15,773,318	17,762,977
Environmental liabilities, net of current portion	18,728,988	20,455,938
TOTAL LIABILITIES	406,224,438	234,811,995
COMMITMENTS AND CONTINGENCIES (NOTE H)
STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 50,000,000 shares authorized Series B, convertible; 0 and 13,000 shares issued and outstanding (aggregate liquidation preference of $1,300,000) , at September 30, 2021 and December 31, 2020 respectively	-	13
Common stock, $0.001 par value; 500,000,000 shares authorized; 40,063,068 and 35,850,089 shares issued and outstanding, at September 30,2021 and December 31, 2020 respectively	400,630	358,499
Additional paid-in capital	46,443,820	37,139,854
Accumulated deficit	(100,212,865)	(66,232,439)
Total Stockholders' Deficit	(53,368,415)	(28,734,073)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$352,856,023	$206,077,922

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue
Seed sales, net	$(8,307)	$-	$188,409	$-
Cost of Goods Sold	(1,049)	-	(137,515)	-
Gross Profit (Loss)	(9,356)	-	50,894	-

Operating Expenses
General and administrative	4,591,157	2,895,417	15,589,118	4,959,456
Facilities expense	3,180,394	1,618,013	9,732,562	2,393,296
Depreciation expense	34,825	45,708	88,541	72,739
Amortization expense	298,806	95,024	603,886	251,354
Total Operating Expenses	8,105,182	4,654,162	26,014,107	7,676,845

OPERATING LOSS	(8,114,538)	(4,654,162)	(25,963,213)	(7,676,845)

OTHER INCOME (EXPENSE)
Interest expense, net	(732,232)	(773,420)	(2,157,487)	(1,712,593)
Other income	15,393	-	83,759	512,363
Change in fair value of Class B Units	(2,849,573)	-	(5,943,485)	-
Change in fair value of derivative and finance charges related to derivative liability	-	-	-	5,476,000
Total Other Income (Expense), net	(3,566,412)	(773,420)	(8,017,213)	4,275,770

NET LOSS	$(11,680,950)	$(5,427,582)	$(33,980,426)	(3,401,075)
BASIC NET LOSS PER COMMON SHARE	(0.29)	(0.15)	(0.89)	(0.10)
DILUTED NET LOSS PER COMMON SHARE	(0.29)	(0.15)	(0.89)	(0.10)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	40,062,329	35,849,961	38,273,694	35,541,812
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	40,062,329	35,849,961	38,273,694	35,541,812

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS'
DEFICIT
(Unaudited)

	Preferred Stock Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Beginning Balance at Dec. 31, 2019	13,000	$13	34,402,943	$344,029	$31,259,365	$(55,682,264)	$(24,078,857)
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	25,614	-	25,614
Exercise of stock options	-	-	817,732	8,177	63,419	-	71,596
Net income	-	-	-	-	-	5,438,024	5,438,024
Ending Balance at Mar. 31, 2020	13,000	$13	35,220,675	$352,206	$31,348,398	$(50,244,240)	$(18,543,623)
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	155,186	-	155,186
Exercise of stock options	-	-	629,286	6,293	12,907	-	19,200
Option grants for investment in subsidiaries	-	-	-	-	5,477,677	-	5,477,677
Net loss	-	-	-	-	-	(3,411,517)	(3,411,517)
Ending Balance at Jun. 30, 2020	13,000	$13	35,849,961	$358,499	$36,994,168	$(53,655,757)	$(16,303,077)
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	9,138	-	9,138
Net loss	-	-	-	-	-	(5,427,582)	(5,427,582)
Ending Balance at Sep. 30, 2020	13,000	$13	35,849,961	$358,499	$37,003,306	$(59,083,339)	$(21,721,521)

	Preferred Stock Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Beginning Balance at Dec. 31, 2020	13,000	$13	35,850,089	$358,499	$37,139,854	$(66,232,439)	$(28,734,073)
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	102,000	-	102,000
Shares issued upon reverse split to avoid fractional shares	-	-	1,793	19	(19)	-	-
Conversion of note payable to shares	-	-	1,586,786	15,868	460,168	-	476,036
Net loss	-	-	-	-	-	(8,221,174)	(8,221,174)
Ending Balance at Mar. 31, 2021	13,000	$13	37,438,668	$374,386	$37,702,003	$(74,453,613)	$(36,377,211)
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	154,244	-	154,244
Exercise of stock options	-	-	60,978	610	8,734	-	9,344
Purchase of Agribody Technologies, Inc.	-	-	830,526	8,305	4,991,695	-	5,000,000
Conversion of Series B Preferred to Common	(13,000)	(13)	1,181,819	11,818	(11,805)	-	-
Conversion of convertible notes	-	-	53,723	537	308,352	-	308,889
Issuance of common stock for cash	-	-	496,000	4,960	3,095,040	-	3,100,000
Net loss	-	-	-	-	-	(14,078,302)	(14,078,302)
Ending Balance at Jun. 30, 2021	-	$-	40,061,714	$400,616	$46,248,263	$(88,531,915)	$(41,883,036)
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	194,076	-	194,076
Exercise of stock options	-	-	1,354	14	1,481	-	1,495
Net loss	-	-	-	-	-	(11,680,950)	(11,680,950)
Ending Balance at Sep. 30, 2021	-	$-	40,063,068	$400,630	$46,443,820	$(100,212,865)	$(53,368,415)

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited
)

	For the nine months ended September 30,
	2021	2020
Operating Activities
Net Loss	$(33,980,426)	$(3,401,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	450,320	189,938
Depreciation and amortization	692,427	324,093
Accretion of asset retirement obligations	735,000	-
Gain on settlement of liabilities	-	(512,363)
Change in fair value of derivative liability	-	(5,476,000)
Change in fair value of Class B Units	5,943,485	-
Amortization of discount on fixed payment obligation	1,860,141	-
Amortization of debt issuance costs	-	1,300,679
Changes in operating assets and liabilities:
Accounts receivable	143,823	-
Inventories	(1,631,051)	-
Prepaid expenses	2,053,668	(1,967,623)
Deposits and other assets	793	(1,943,588)
Accounts payable and accrued liabilities	4,417,515	8,240,024
Asset retirement obligations	(2,724,659)	-
Environmental liabilities	(1,726,950)	-
Lease liabilities and assets	(670)	-
Net Cash Used in Operating Activities	(23,766,584)	(3,245,915)
Investing Activities:
Cash paid for the Bakersfield Biorefinery	-	(36,500,000)
Cash received as part of acquisition of Agribody Technologies, Inc.	263,755	-
Intangible assets	(186,982)	-
Property , plant , and equipment and advances to contractors	(106,240,316)	(37,414,766)
Net Cash Used in Investing Activities	(106,163,543)	(73,914,766)
Financing Activities:
Proceeds received from exercise of stock options	10,839	90,796
Payments on notes payable and long-term debt	(2,970,481)	(5,242,617)
Borrowings on other notes	1,240,317	-
Issuance of common stock for cash	3,100,000	-
Payments on debt issuance costs	-	(4,218,211)
Borrowings on Senior Credit Facility	133,308,370	126,457,016
Net Cash Provided by Financing Activities	134,689,046	117,086,984

Net Change in Cash, Cash Equivalents and Restricted Cash	4,758,919	39,926,303
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	38,982,725	457,331
Cash, Cash Equivalents and Restricted Cash at End of Period	$43,741,644	$40,383,634

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	20,329,760	-
Cash Paid for Income Tax	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements

S
upplemental Noncash Investing and Financing Activities

	For the nine months ended September 30,
	2021	2020
Supplemental Disclosures of Noncash Investing and Financing Activities
Issued options in Global Clean Energy Acquisitions subsidiary	$-	$5,468,900
Assumed asset retirement obligations	-	21,901,977
Assumed environmental liabilities	-	22,033,937
Conversion of derivative liability of $19.3 million into a fixed payment obligation with fair value of $18.8 million for a gain on derecognition of derivative liability	-	512,363
Issued warrants to a third-party for equity in Sustainable Oils, Inc.	-	8,777
Financed insurance premiums with note payable	-	4,315,905
Debt discount related to Class B units issued to lender	5,943,485	-
Accrued debt issuance costs related to amendment to Senior Credit Facility	3,132,000	-
Accrued debt issuance costs related to amendment to Mezzanine Credit Facility	668,000	-
Issued 1,640,509 shares for conversion of several notes payable and accrued interest	784,925	-
Issued 830,526 shares to acquire Agribody Technologies, Inc, in connection the Company recognized $5 million of net assets including intangible assets and goodwill of $4.9 million. See Note A for further details.	5,000,000	-
In-kind interest added to principal balance of Senior Credit Facility	3,912,099	983,693
Amounts included in accounts payable and accrued liabilities for purchases of property, plant, and equipment	25,345,484	8,996,960
Capitalized interest included in property, plant, and equipment	20,126,261	5,461,540

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

On May 7, 2020 the Company purchased a crude oil refinery in Bakersfield, California with the objective of retrofitting it to produce renewable diesel from Camelina and other non-food feedstocks (the “Bakersfield Biorefinery”). The Bakersfield Biorefinery is owned by Bakersfield Renewable Fuels, LLC, (“BKRF”) an indirect wholly-owned subsidiary of Global Clean Energy Holdings, Inc. The retrofitting of the refinery commenced promptly after the acquisition and is scheduled to be completed in early 2022. After necessary start-up procedures and testing are complete, we expect production to be approximately 10,000 barrels per day (420,000 gallons per day). Although the Bakersfield Biorefinery will have a nameplate capacity of 15,000 barrels per day, we do not expect to produce more than 10,000 barrels per day for at least the first year of production. The Company has entered into both a product offtake agreement and a term purchase agreement with a major oil company for the purchase by the oil company of all, or substantially all, of the renewable diesel to be produced at the Bakersfield Biorefinery for the first five years of production. See Note B - Basis of Presentation and Liquidity which describes the offtake agreement in more detail
.

Basis of Presentation

The accompanying condensed consolidated balance sheet of the Company at December 31, 2020, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the
United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of September
30, 2021 and for the three months and nine months ended September 30, 2021 and 2020, have been prepared in accordance with U.S.
GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission
(“SEC”).
In
the
opinion of the Company’s management, all material adjustments (consisting of normal recurring adjustments)
considered necessary for a fair presentation have been made to the unaudited condensed and consolidated financial statements.

The
unaudited
condensed
consolidated
financial
statements
include
all
material
adjustments
(consisting
of
all
normal
accruals)
necessary
to
make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year
ended
December
31,
2021
or
any
future
periods.

The accompanying condensed consolidated financial statements include the accounts of Global Clean Energy Holdings, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Acquisitions

On April 15, 2021, the Company acquired Agribody Technologies, Inc., (“ATI”) a private agricultural biotechnology company.  The transaction was accomplished by acquiring a 100% controlling interest in ATI in an all-stock transaction for a total fair
value of approximately $5 million. In consideration for the shares of ATI, the Company issued 830,526 shares of common stock at an approximate fair value of $6.02 per share. The primary reason for the combination was to leverage the expertise of ATI to speed the development of novel camelina varieties for Susoils. The Company hired the founder of ATI and will continue to monetize the pre-acquisition ATI rev
e
nue
contracts.

GLOBAL
CLEAN
ENERGY
HOLDINGS,
INC.
AND
SUBSIDIARIES
NOTES
TO
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(UNAUDITED)

NOTE
A
—
ORGANIZATION
AND
SIGNIFICANT
ACCOUNTING
POLICIES
 (C
ONTINUED)

Below is a table that shows the fair value of assets acquired and liabilities assumed by the Company as a result of the transaction:

Assets	As of April 15, 2021
Cash	$263,755
Property, plant, and equipment	185,445
Patents	3,450,000
Trade name	90,000
Goodwill	1,355,077
Liabilities
Accounts payable and accrued liabilities	(344,277)
Total fair value of net assets acquired	5,000,000
Less: Cash acquired	(263,755)
Total fair value of consideration transferred, net of cash acquired	$4,736,245

Per Share Information

On March 26, 2021, the Company effected a one-for-ten reverse stock split. All common stock and per share information (other than par value) contained in these condensed consolidated financial statements and footnotes have been adjusted to reflect the foregoing reverse stock split. Prior to the reverse stock split the Company had 358,499,606 common
shares outstanding and immediately after the stock split the Company had 35,850,089 common
shares outstanding. The Company issued additional
 common
shares after the reverse stock split and the outstanding
 common
shares as of November 1
5
, 2021 was 40,063,068.

Restricted Cash

In accordance with the Company’s Senior Credit Facility agreement (see Note E - Debt), the Company is required to advance the calculated interest expense on its borrowings at the time of such borrowings to the estimated commercial operational date of the Bakersfield Biorefinery. This interest is deposited into a designated account and the appropriate amount is paid to the lenders at the end of each quarter. Additionally, the construction funds are deposited into its own designated account and deposited from that designated account into the BKRF account only upon approval by the lenders to pay for specific construction, facility and related costs. These two accounts are restricted and not directly accessible by the Company for general use, although these funds are assets of the Company. The Company estimates how much of this cash is likely to be capitalized into the Bakersfield Biorefinery project in the form of a long-term asset, and classifies this amount as long-term. The Company makes this determination based on its budget, recent and near-term invoicing, and internal projections
.

Cash and Cash Equivalents; Concentration of Credit Risk

The Company considers all highly liquid debt instruments maturing in three months or less to be cash equivalents. The Company maintains cash and cash equivalents at high quality financial institutions. However, deposits exceed the federally insured limits. At
September
30,
2021,
the
Company
had
approximately
$42.6
million
in
uninsured
cash.

GLOBAL
CLEAN
ENERGY
HOLDINGS,
INC.
AND
SUBSIDIARIES
NOTES
TO
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(UNAUDITED)

NOTE
A
—
ORGANIZATION
AND
SIGNIFICANT
ACCOUNTING
POLICIES
 (CONTINUED)

Inventories

Inventories currently consist of Camelina seeds, grain, meal, and oil. Inventories are valued at the lower of cost or net realizable value. Cost is determined based on standard cost. There were no lower of cost or market adjustments made to the inventory values reported as of September 30, 2021 and December 31, 2020.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of office equipment and transportation equipment are computed using the straight-line method over estimated useful lives of 3 to 5 years. Refinery assets and buildings are depreciated using the straight-line method over estimated useful lives of 5 to 25 years.

Ho
wever, the refinery will not begin to be depreciated until its retrofitting has been completed and it is ready for operations. Normal maintenance and repair items are charged to operating costs and are expensed as incurred. The cost and accumulated depreciation of property, plant and equipment sold or otherwise retired are removed from the accounts and any gain or loss on disposition is reflected in the statement of operations. Interest on borrowings related to the retrofitting of the Bakersfield Biorefinery is being capitalized, which will continue until the refinery is available for commercial use. During the three months ended September 30, 2021 and September 30, 2020, $8.2 million and $3.9 million, respectively, of interest was capitalized and is included in property, plant and equipment, net. During the nine months ended September 30, 2021, $20.1 million and $5.5 million, respectively, of interest was capitalized and is included in property, plant and equipment, net, for a total of $30.3 million of capitalized interest for the project.

Long-Lived Assets

In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three and nine months ended September 30, 2021 and 2020, there were no impairment losses recognized on long-lived assets.

Indefinite Lived Assets
The Company has two assets, goodwill and trade name, that are indefinite-lived assets. Goodwill represents the excess of the fair value of consideration over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination. Goodwill is not amortized, but is tested for impairment annually on December 31 of each year or more frequently if events or changes in circumstances indicate the asset may be impaired.  The trade name the Company acquired as part of the transaction with
ATI
 is an identified intangible asset. Trade names are not amortized and instead are tested annually for impairment, or more frequently if events or circumstances indicate a likely impairment.

Debt Issuance Costs

The acquisition of the refinery and the related $365 million of financing to fund the retrofit closed in May 2020. In connection with financing the refinery, we incurred approximately $
7.1

million of debt issuance costs as of the date of the closing. Debt issuance costs are amortized over the term of the loan as interest: however, as such interest relates to retrofitting of the refinery, these costs are being capitalized as part of the refinery until the refinery is placed in service. The amortization of the debt issuance costs that are not capitalized is recorded as interest expense. At September 30, 2021 and December 31, 2020, unamortized debt issuance costs related to the Senior Credit Facility are classified as a direct deduction from the carrying amount of the credit facility; however, unamortized debt issuance costs related to the Mezzanine Credit Facility are presented on the balance sheets as an asset as there have not been any borrowings on the Mezzanine Credit Facility. See Note E - Debt for more detail on the financing.

GLOBAL
CLEAN
ENERGY
HOLDINGS,
INC.
AND
SUBSIDIARIES
NOTES
TO
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(UNAUDITED)

NOTE
A
—
ORGANIZATION
AND
SIGNIFICANT
ACCOUNTING
POLICIES
 (C
ONTINUED)

Accounts Payable and Accrued Liabilities

For presentation purposes, accounts payable and accrued liabilities have been combined. As of September 30, 2021 and December 31, 2020, accounts payable and accrued liabilities consists of:

	As of September 30, 2021	As of December 31, 2020
Accounts payable	$14,845,855	$9,724,136
Accrued compensation and related liabilities	3,358,408	3,034,688
Accrued interest payable	1,782,358	2,093,649
Accrued construction costs	25,345,484	-
Other accrued liabilities	4,623,331	3,146,478
Current portion of asset retirement obligations	4,478,948	3,716,000
Current portion of environmental liabilities	1,521,918	883,000
	$55,956,302	$22,597,951

Asset Retirement Obligations

The Company recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value. We have asset retirement obligations with respect to our Bakersfield Biorefinery due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is our practice and intent to continue to maintain these assets and make improvements based on technological advances. $
13.8
million of these obligations relate to the required cleanout of hydrocarbons previously used in the refinery’s pipelines and terminal tanks over the next 4 years. In order to determine the fair value of the obligations management must make certain estimates and assumptions including, among other things, projected cash flows, timing of such cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligations. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

We estimate our escalation rate at 3.33% and our discount factor ranges from 3.62% in year one to 7.26% in year twenty, with the weighted average discount rate being 5.0%. See Note H - Commitments and Contingencies for more detail on environmental liabilities, which are accounted for separately from asset retirement obligations.

The following table provides a reconciliation of the changes in asset retirement obligations for the nine months ended September 30, 2021 and the year ended December 31, 2020
.

	Nine months ended September 30, 2021	Year ended December 31, 2020
Asset retirement obligations - beginning of period	$21,478,977	$-
Additions related to acquisition of refinery	-	21,901,977
Disbursements	(1,961,711)	(135,000)
Accretion	735,000	652,000
Revised obligation estimates	-	(940,000)
Asset retirement obligations - end of period	$20,252,266	$21,478,977

GLOBAL
CLEAN
ENERGY
HOLDINGS,
INC.
AND
SUBSIDIARIES
NOTES
TO
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(UNAUDITED)

NOTE
A
—
ORGANIZATION
AND
SIGNIFICANT
ACCOUNTING
POLICIES
 (CONTINUED)

The amounts shown as of September 30, 2021 and December 31, 2020, include $
4.5
million
 an
d $
3.7
million, respectively, which have been classified as current liabilities and included in accounts payable and accrued liabilities and $
15.8
million and $
17.8
million, respectively which have been classified as long term liabilities as of September 30, 2021 and December 31, 2020, respectively.

Advances to Contractors

Upon the acquisition of the Bakersfield Biorefinery, the Company advanced $20.1 million to its primary construction contractor for invoices to be billed against the Guaranteed Maximum Price for the Engineering, Procurement and Construction

(“EPC”)
 of the Bakersfield Renewable Fuels Project contract (“G-Max Contract”). These funds are credited against future invoices in accordance with an agreed schedule. In May 2021 we replaced our former contractor and entered into a new G-Max Contract with a new contractor. As of June 30, 2021, the $20.1 million advanced to the initial primary construction contractor has been reduced to zero and a new advance has been made to the new primary construction contractor in the amount of $17.8 million.  As of September 30, 2021, reductions of $
1.5
million to the contractor advance have been made, resulting in $
16.3
million reflected as advance to contractor as of September 30, 2021.

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

The Company has recorded a
100
% valuation allowance against the deferred tax assets as of September 30, 2021 and December 31, 2020.

Revenue Recognition

The Company recognizes revenue in accordance
with ASC 606,
Revenue From Contracts With Customers
, using the following five-step model:
(1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. The Company recognized $
0.0
million in revenues during the quarter ended September 30, 2021 and had no comparable sales in the quarter ended September 30, 2020. The Company recognized $
0.2
million in revenues during the nine months ended September 30, 2021 and had no comparable sales in the nine months ended September 30, 2020. The Company is engaged in contracting with farmers to grow camelina grain that will be processed into oil for use in Bakersfield Biorefinery. The Company will recognize revenues upon the sale of its patented camelina seed to the farmers and also for the crushed camelina meal that it plans to sell to third party livestock and poultry operators. Based upon the Company’s Product Offtake Agreement (see Note B - Basis of Presentation and Liquidity), the Company expects to recognize revenue from the sale of biofuel beginning in 2022.

Research and Development

Research and development costs are charged to operating expenses when incurred, which were nominal for the three and nine months ended September 30, 2021 and September 30, 2020.

Fair Value Measurements and Fair Value of Financial Instruments

As of September 30, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash, cash equivalents
,
and restricted cash, accounts receivable, accounts payable, and accrued liabilities, the Senior Credit Facility, and the convertible note payable to the executive officer  approximate their fair value due to their short-term nature. The Company’s Class B Units are reported at fair value.

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
On December 31, 2019, the Company had a derivative liability of $
24.8
million related to a forward contract that also included a call option. The notional amount of the forward contract related to gallons of the commodity, Ultra Low Sulfur Diesel. Under the terms of the contract the Company was obligated to pay the equivalent of the notional amount multiplied by the market price of Ultra Low Sulfur Diesel at the settlement dates; however, the call option of the contract capped the market price of Ultra Low Sulfur Diesel.

In March of 2020, the Company settled the derivative contract by agreeing to a payment of $
5.5
million due on April 30, 2020 and six equal payments beginning in October of 2021 totaling $
17.6
million. The Company recognized $
5.5
million of income from the decrease in fair value on the derivative contract from January 1, 2020 through March 19, 2020, and also recognized a gain of $
512,000
on the derecognition of the derivative contract. The derivative forward contract was amended again in April 2020. Under the amendment, the contract was replaced with a fixed payment obligation, whereby the Company agreed to pay the counterparty a total of $
24.8
million, which included a payment of $4.5 million that the Company paid in June 2020, and six equal installment payments beginning in May 2022 totaling $
20.3
million.

The fair value of the derivative forward contract was primarily based upon the notional amount and the forward strip market prices of Ultra Low Sulfur Diesel, and was reduced by the fair value of the call option. The forward strip market prices are observable. However, to determine the fair value of the call option, the Company used the Black-76 option pricing model, a variation of the Black-Scholes option pricing model. As a result, the contract as a whole is included in the Level 3 of the fair value hierarchy.

The Company’s Class B Units are also measured at fair value on a recurring basis. See Note E - Debt for more information
.

The derivative liability discussed herein was derecognized in the first quarter of 2020, and the Company had no derivative liabilities at
September
30,
2021
and
December
31,
2020.

The following is the recorded fair value of the Class B Units as of September 30, 2021:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units as of September 30, 2021	$18,054,857	$18,054,857	$-	$-	$18,054,857

The following is the recorded fair value of the Class B Units as of December 31, 2020:
	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units as of December 31, 2020	$5,123,000	$5,123,000			$5,123,000

GLOBAL
CLEAN
ENERGY
HOLDINGS,
INC.
AND
SUBSIDIARIES
NOTES
TO
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(UNAUDITED)

NOTE
A
—
ORGANIZATION
AND
SIGNIFICANT
ACCOUNTING
POLICIES (CONTINUED)

The following presents changes in the Class B Units through the three months and nine months ended September 30, 2021:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Beginning Balance	$12,623,420	$5,123,000
New unit issuances	2,581,864	6,988,372
Change in fair value recognized in earnings	2,849,573	5,943,485
Ending Balance	$18,054,857	$18,054,857

The
following
presents
changes
in
the
Class
B
Units
through
the
three
months
and
nine
months
ended
September
30,
2020:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Beginning Balance	$939,000	$-
New unit issuances	537,000	1,476,000
Change in fair value recognized in earnings	-	-
Ending Balance	$1,476,000	$1,476,000

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include a) valuation of common stock, warrants, and stock options, b) estimated useful lives of equipment and intangible assets, c) the estimated costs to remediate or clean-up the refinery site, and the inflation rate, credit-adjusted risk-free rate and timing of payments to calculate the asset retirement obligations, d) the estimated costs to remediate or clean-up identified environmental liabilities, e) the estimated future cash flows and the various metrics required to establish a reasonable estimate of the value of the Class B Units issued to the Company’s lenders under the credit agreement, and f) the allocation of the acquisition price of
ATI
. to the various assets acquired. It is reasonably possible that the significant estimates used will change within the next year.

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
The following table presents instruments that were anti-dilutive for the nine months ended September 30, 2021 and September 30, 2020 that were excluded from diluted earnings per share as they would have been antidilutive:
	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Convertible notes and accrued interest	$7,453,968	$10,214,164
Convertible preferred stock - Series B	-	1,181,819
Stock options and warrants	19,468,704	19,317,714

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04,
Reference Rate Reform
(Topic 848). This ASU was issued in response to concerns about structural risks of interbank offer rates, and particularly the discontinuation of the  London Interbank Offered Rate (“LIBOR”).  These rates are used globally by all types of entities for a variety of purposes. ASU 2020-04 provides guidance to companies with optional expedients for contract modifications under Topics 310, 470, 842, and 815-15, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. ASU 2021-01 clarifies certain optional expedients and exceptions for contract modifications and hedge accounting. Companies have the option to immediately apply the ASU. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Company  is currently evaluating the impact of adopting this new accounting standard, but does not expect it to have a material impact on its consolidated condensed financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08,
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
(Topic 805). This ASU amends ASC 805 to require acquiring entities in a business combination to recognize and measure contract assets and contract liabilities using the revenue recognition guidance under ASC T opic
 606.  This differs from current GAAP rules where an acquirer generally recognizes these items at fair value on the date of acquisition. ASU 2021-08 is effective for financial statements issued for fiscal years beginning after December 15, 2022, however early adoption is permitted.  The Company is currently evaluating the potential impact of the adoption of this standard, but does not expect it to have a material impact on its consolidated condensed financial statements and related disclosures.

Subsequent Events

The
Company
has
evaluated
subsequent
events
through
the
date
these
condensed
consolidated
financial
statements
were
available
to
be
issued.
Where
applicable,
the
notes
to these condensed consolidated financial statements have been updated to discuss all significant
subsequent
events
which
have
occurred.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B — BASIS OF PRESENTATION AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations applicable to its common stockholders of $34.0 million during the nine months ended September 30, 2021, and has an accumulated deficit of $100.2 million at September 30, 2021. At September 30, 2021, the Company had working capital of negative
$50.1 million (which includes current restricted cash of $2.3 million) and a stockholders’ deficit of $53.4 million. The Company is progressing its Bakersfield Biorefinery retooling project and is on track to achieve its initial revenues from the production and sale of renewable diesel in early 2022.

Additionally, the Company must fund the $35 million contingency cash reserve account (described further in Note E) by November 19, 2021. The Company is not able to fund the $35 million reserve account absent an amendment or additional debt and/or equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the time the financial statements are issued. Management plans to close on an additional debt and/or equity financing in the short-term and believes that transaction is probable of closing. Therefore, management believes their plan alleviates the substantial doubt.

On May 4, 2020, a group of lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB, LLC, a wholly-owned subsidiary of Global Clean Energy Holdings, Inc., to enable that subsidiary to acquire the equity interests of BKRF and to pay the anticipated costs of the retooling of the Bakersfield Biorefinery owned by BKRF (the “Senior Credit Facility”). Concurrently with the Senior Credit Facility, a group of Mezzanine Lenders also agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield Biorefinery, (the “Mezzanine Credit Facility”). Although the cash provided by the senior and Mezzanine Lenders may only be used for the Bakersfield Biorefinery and servicing these debt obligations, Global Clean Energy Holdings, Inc. will nevertheless, realize a reduction in certain of its operating and general and administrative expenses as the Company shares certain personnel and related costs. The Company believes that these cost savings, plus the Company’s other financial resources, including, but not limited to, equity sales, sale and leaseback opportunities, financing or leasing arrangements for equipment or assets, etc., should be sufficient to fund the Company’s operations through the start-up of the Bakersfield Biorefinery, at which point the Company will begin to generate positive operating cash flow which should be enough to fund operations and liabilities through at least the term of the product offtake agreement discussed below. See “Note E - Debt”. In November 2020, the Company’s Senior Credit Facility and Mezzanine Credit Facility were increased by a total of $15 million for the Bakersfield Biorefinery and the Company’s upstream Camelina operations.

In April 2019, the Company entered into a binding Product Offtake Agreement (the “Offtake Agreement”) with ExxonMobil Oil Corporation (“ExxonMobil”) pursuant to which ExxonMobil has committed to purchase 2.5 million barrels per year of renewable diesel annually from the Bakersfield Biorefinery (with a right to purchase higher volumes as available), and the Company has committed to sell these quantities of renewable diesel to ExxonMobil. ExxonMobil’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Biorefinery commences commercial operations. ExxonMobil has the option to extend the initial five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Biorefinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Biorefinery’s operations.

In April 2021, BKRF entered into a Term Purchase Agreement (“TPA”) with ExxonMobil under which ExxonMobil has the right to purchase additional quantities of renewable diesel from our Bakersfield Biorefinery, and the Company is obligated to sell such additional amounts of renewable diesel to ExxonMobil. Under the Offtake Agreement, signed in 2019, ExxonMobil committed to purchase 2.5 million barrels of renewable diesel per year (the “Committed Volume”) from the Bakersfield Biorefinery. However, the Bakersfield Biorefinery is designed to produce more than the Committed Volume. Under the TPA, ExxonMobil has the exclusive right to purchase all renewable diesel produced in excess of the Committed Volume that we sell to ExxonMobil under the Offtake Agreement. The Company also agreed to transfer title to ExxonMobil of the Renewable Identification Numbers (“RINs”) allocated to the quantities of renewable diesel purchased under the TPA. In the event that ExxonMobil does not purchase all of the renewable diesel that it can under the TPA and, as a result, our inventory levels exceed certain specified levels, the Company can sell that extra inventory to third parties. ExxonMobil will pay us a price for the renewable diesel purchased under the TPA based on a tiered formula reflecting the margins realized by ExxonMobil from its downstream resales of the TPA renewable diesel. The TPA has a five-year term. ExxonMobil has the option to extend the initial five-year term for a second five-year term if it elects to extend the Offtake Agreement.

Under both agreements, we retain 100% of the co-products, which include renewable naphtha, renewable propane and renewable butane. The Company is pursuing sales contracts for these products
.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C – PROPERTY, PLANT AND EQUIPMENT

On May 7, 2020, through its wholly-owned subsidiary BKRF OCB, LLC, the Company purchased all of the outstanding equity interests
of
Alon
Bakersfield
Property,
Inc.
a

company that owned a crude oil refinery in Bakersfield, California, from Alon
Paramount
Holdings,
Inc.
(“Alon
Paramount”)
for
a
total
fair
value
of
$89.4
million
(excluding
acquisition
costs).
Immediately
prior
to
the
purchase,
Alon
Bakersfield
Propert
y I
nc.
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
contractual
arrangements.

The total fair value of consideration for the purchase of the Bakersfield Biorefinery was $89.4 million, which consisted of $40.0 million of cash, an option right to acquire a 33% equity interest in GCE Acquisitions granted to the seller that was valued at $5.5 million, and an assumption of $43.9 million of liabilities. The liabilities assumed consist of $21.9 million of asset retirement obligations (ARO) and $22.0 million of other environmental remediation liabilities. These liabilities are the estimated costs of clean-up, remediation and associated costs of the acquired assets in accordance with current regulations. The option right was valued using various inputs, including a volatility of 116%, a risk free rate of 0.14% and a marketability discount of 25%. The total consideration of the purchase was allocated to the asset categories acquired based upon their relative fair values, except that the fair value of the asset retirement obligations was allocated to the specific assets to which they relate.

The following summarizes this allocation of the fair value of the consideration and also the reclassification of the pre-acquisition costs:

Asset Category	Capitalized Costs Based on Acquisition Valuation	Allocated Pre-Acquisition Costs	Total Capitalized Costs on Acquisition
Property and Equipment
Land	$7,584,961	$-	$7,584,961
Buildings	2,053,570	-	2,053,570
Refinery	77,845,201	3,222,449	81,067,650
Intangible Assets	1,921,082	-	1,921,082
Total	$89,404,814	$3,222,449	$92,627,263

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Property, plant, and equipment as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Land	$7,584,961	$7,584,961
Office Equipment	62,506	61,078
Buildings	2,053,570	2,053,570
Refinery and Industrial Equipment	86,066,002	86,019,130
Transportation Equipment	136,237	-
Construction in Process	149,811,267	33,212,695
Construction Period Interest	30,347,027	10,220,766
Total Cost	$276,061,570	$139,152,200
Less Accumulated Depreciation	(268,066)	(179,525)
Property, plant and equipment, net	$275,793,504	$138,972,675

Depreciation expense for property and equipment was approximately $35,000 and $46,000 for the three months ended September 30, 2021 and September 30, 2020, respectively and $
89,000
and $
73,000
for the nine months ending September 30, 2021 and September 30, 2020, respectively
.

NOTE D - INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company holds certain patents, intellectual property and rights related to the development of Camelina as a biofuels feedstock and continues to incur costs related to patent license fees and patent applications for Camelina sativa plant improvements. In April of 2021, the Company acquired ATI primarily for its patent portfolio. The Company allocated approximately $3.5 million of the consideration to the patents held by ATI, which is included in our patent assets below and subject to amortization. Our patents generally have an expected useful life of approximately 20 years and are carried at cost less any accumulated amortization and any impairment losses. The Company also allocated $90,000 of the acquisition of ATI to its trade name.  The ATI tradename is a non-amortizable intangible asset with an indefinite life subject to any future impairment losses. Amortization is calculated using the straight-line method over their remaining patent life. The termination dates of our patents range from 2022 through 2040. Any future costs associated with the maintenance of these patents and patent and registration costs for any new patents that are essential to our business will be capitalized and amortized over the life of the patent once issued. Upon the Company’s acquisition of the Bakersfield Biorefinery, the Company acquired necessary permits for the operation of the facility. The permit cost of $
1.9
million is amortized on a straight-line basis over 15 years.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE D - INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

The
intangible
assets
as
of
September
30,
2021
and
December
31,
2020
is
shown
in
the
following
table:

	September 30, 2021	December 31, 2020
Non-amortizable Intangible Assets
Trade Name	$90,000	$-
Amortizable Intangible Assets
Patent licenses	7,973,535	4,442,553
Refinery permits	1,921,082	1,921,082
Less accumulated amortization	(2,786,775)	(2,182,889)
Intangible Assets, Net	$7,197,842	$4,180,746

Amortization expense for intangible assets were approximately $320,000 and $95,000 for the three months ended September 30, 2021 and September 30, 2020, respectively
,
and $699,000 and $251,000 for the nine months ending September 30, 2021 and September 30, 2020, respectively.

The estimated intangible asset amortization expense for the remainder of 2021 through 2027 and thereafter is as follows:

Estimated Amortization Expense
October 1, 2021 through December 31, 2021	$320,126
2022	1,113,118
2023	855,987
2024	726,135
2025	625,644
2026	610,359
2027 and Thereafter	2,946,473
Total	$7,197,842

GLOBAL
CLEAN
ENERGY
HOLDINGS,
INC.
AND
SUBSIDIARIES
NOTES
TO
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(UNAUDITED)

NOTE E – DEBT

The
table
below
summarizes
our
notes
payable
and
long-term
debt
at
September
30,
2021
and
at
December
31,
2020:

	September 30, 2021	December 31, 2020
Notes Payable
Senior credit facility	$290,626,038	$153,405,569
Fixed payment obligation	20,250,000	20,250,000
Other notes	2,928,949	4,198,113
	313,804,987	177,853,682

Less: current portion of long-term debt	(17,341,122)	(4,198,113)
Less: unamortized debt discount and issuance costs	(17,614,939)	(10,731,206)
Subtotal	278,848,927	162,924,363

Convertible Notes Payable
Convertible note payable to executive officer	1,000,000	1,000,000
Other convertible notes payable	-	697,000
Subtotal	1,000,000	1,697,000

Total	$279,848,927	$164,621,363

Credit Facilities

On May 4, 2020, in order to fund the purchase of BKRF, BKRF OCB, LLC, a subsidiary of the Company, entered into the Senior Credit Facility with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB (which was increased to $313.2 million in November 2020) to pay the costs of the retooling the Bakersfield Biorefinery. The Senior Credit Facility bears interest at the rate of 12.5% per annum, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest, with such deferred interest being added to principal. The principal of the Senior Credit Facility matures in November 2026, provided that BKRF OCB, LLC must offer to prepay the Senior Credit Facility with any proceeds of such asset dispositions, borrowings other than permitted borrowings, proceeds from condemnation, damages, or other events of loss, and
excess net cash flow. BKRF OCB, LLC may also prepay the Senior Credit Facility in whole or in part with the payment of a prepayment premium. As additional consideration for the Senior Credit Facility, the Senior Lenders are issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, as the Company draws on the Senior Credit Facility. As of September 30, 2021, 284.8 million Class B Units have either been issued or are issuable, and the aggregate fair value of such units on the date of their issuances totaled approximately $10.1 million which were recorded as debt discount. The aggregate fair value of the earned units as of September 30, 2021 was approximately $18.1 million. The fair value of such units is remeasured at each new issuance and at each quarter end. The fair value of these Class B units on the date of issuance is recorded as a liability with an offsetting adjustment to debt discount. During the nine months ended September 30, 2021, $3.1 million of these costs were recognized. It is expected that the fair value will change based on relevant factors influencing future cash flows. The Senior Credit Facility is secured by all the assets of BKRF OCB, LLC (including its membership interests in BKRF), all the outstanding membership interest in BKRF OCB, LLC, and all the assets of BKRF. In March 2021, the Company and the Senior Lenders amended the credit agreements to address and remedy certain covenants of which the Company was not in full compliance, thereby bringing the Company into full compliance with all covenants as of the amendment date. As part of that amendment, the Company agreed to pay the Senior Lenders a 1% fee of the total available credit available under the Senior Credit Facility and the Mezzanine Credit Facility. Based on the credit available under the two facilities, the fee was $3.8 million and may be paid in common stock.

GLOBAL
CLEAN
ENERGY
HOLDINGS,
INC.
AND
SUBSIDIARIES
NOTES
TO
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(UNAUDITED)
NOTE E – DEBT (CONTINUED)

Effective March 26, 2021, the Company and its Senior Lenders entered into Amendment No. 3 to the Credit Agreement to, among other things, establish a contingency reserve account to fund the costs of the additional capabilities and equipment and to fund possible cost overruns at the Bakersfield Biorefinery. Concurrently, the Company and the Mezzanine Lenders entered into Consent No. 2 and Amendment No. 2 to Credit Agreement to amend the $65 million Mezzanine Credit Facility. Under these two amendments we agreed to establish a cash reserve of at least $35 million, which cash reserve would be used at the direction of the agent for the lenders to fund project costs of the Bakersfield Biorefinery to the extent that such costs exceed the amounts available under the two credit agreements. Funds remaining in the contingency reserve account after the completion of the Bakersfield Biorefinery will, with the approval of the lenders’ agent, be used to first make a $5 million principal payment on the Senior Credit Facility, and any remaining funds will be returned to us. In order to fund the new $35 million contingency cash reserve, the two amendments to the credit agreements required that we raise no less than $35 million in a public or private financing transaction by July 31, 2021 and that we deposit, by that date, at least $35 million into the new Bakersfield Biorefinery cash reserve account. As consideration for the amendments to the two credit agreements, we agreed to pay each Senior Lender and Mezzanine Lender an amendment and consent premium equal to 1.00% of the aggregate commitments and loans of such lenders. On July 29, 2021 the time period for funding the $35 million contingency reserve was extended to September 15, 2021 and has been further extended to November 19, 2021.

On May 4, 2020, BKRF HCB, LLC, the indirect parent of BKRF OCB, LLC, entered into a the Mezzanine Credit Facility with a group of Mezzanine Lenders who agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield Biorefinery. As of September 30, 2021, BKRF HCB, LLC has not drawn down on the Mezzanine Credit Facility. The Mezzanine Credit Facility bears interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest. Such deferred interest is added to principal. As additional consideration for the Mezzanine Credit Facility, the Mezzanine Lenders will be issued Class C Units in BKRF HCP, LLC at such times as advances are made under the Mezzanine Credit Facility. The Mezzanine Credit Facility will be secured by all of the assets of BKRF HCP, LLC, including all of the outstanding membership interest in BKRF HCB, LLC. The Mezzanine Credit Facility matures in November 2027.

On May 18, 2021 certain of our subsidiaries, including BKRF, entered into Amendment No. 4 to our Credit Agreement with the Senior Lenders. The Amendment was entered into primarily to consent to the replacement of the original EPC firm and agreement with the new EPC firm and agreement. See Note H - Commitments and Contingencies.

On July 29, 2021, the Company entered into an amendment to each of its Senior Credit Facility and Mezzanine Credit Facility with its lenders to extend the date of funding the $35 million contingency reserve to September 15, 2021, to increase the availability under the credit agreements by an aggregate of $5 million, and to convert its 1% fee payable under a prior amendment from a cash payment to a warrant to purchase $3.8 million in value of the Company's common stock. As of September 30, 2021, the warrant has not been issued, and subsequent to September 15, 2021 the date of funding for the $35 million contingency reserve has been extended to November 19, 2021.. The number of shares to be issued upon exercise of the warrant is to be determined based on the price at which the Company issues shares of its common stock in its next additional capital raise, which is defined as a minimum of $35.0 million..

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE E – DEBT (CONTINUED)
Other Notes Payable

Included in “other notes” as of September 30, 2021, in the above table, is a note, that is due upon demand related to the Company’s business activities prior to 2019, in the principal amount of $1.3 million and an interest rate of 18% per annum. Also, included in other notes above, is a note payable that was used to finance the Company’s insurance policies. Upon the acquisition of the Bakersfield Biorefinery in May 2020, the Company purchased numerous insurance contracts to cover its corporate, ownership and construction risks primarily to provide financial protection against various risks and to satisfy certain lender requirements. The Company paid 35% of the total premiums and financed the balance at 3.8% annual interest rate. The Company is obligated to make seventeen equal monthly payments totaling approximately $
4.5
million beginning in July 2020. The insurance policies cover various periods from 12 to 60 months beginning in May 2020. As of September 30, 2021, the Company had six payments remaining for a total of $1.8 million.  In May, 2021, the Company entered into new insurance policies to replace the policies that were expiring in May 2020.  The Company paid 8.5% of the total premiums and financed the balance at a
3.85
% annual interest rate.  The Company is obligated to make 11 equal monthly payments totaling approximately $0.5 million beginning in June 2021. In March, 2021, the Company received a SBA Paycheck Protection Program loan for $0.6 million at a 1% interest rate.  The loan matures in March 2026, and the Company may have the opportunity to have the loan forgiven under the government program.

Convertible Note Payable to Executive Officer
On October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrued unpaid salary and bonus for two years. In order to evidence the deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note accrues simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%) and became due and payable on October 15, 2020, its maturity date. Under its existing credit agreements, the Company is restricted from repaying Mr. Palmer’s loan and, accordingly, is currently in default under the Convertible Note. The Company accrued interest expense of $12,500 and $37,500 on this note in each quarter and nine months respectively, ended September 30, 2021 and 2020. The Company had recorded accrued interest payable of approximately $148,000 and $110,000 as of September 30, 2021 and December 31, 2020 respectively. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of the Company’s Common Stock at an exercise price of $0.154 per share.

Convertible Notes Payable
The Company had several notes that were convertible into shares of the Company or the Company’s subsidiaries at different prices: ranging from $0.30 per share into the Company’s stock and up to $1.48 per share into Susoils’s common stock. These notes have passed their original maturity date and they continue to accrue interest at varying rates, from 8% to 10%. On March 26, 2021, we issued 1,586,786 shares of the Company’s common stock to the holder of a convertible promissory note upon the conversion of the entire outstanding balance, principal and accrued interest, for that note. During the quarter ending June 30, 2021, the Company paid the remaining notes and the accrued interest either by an agreed cash settlement or through the issuance of common shares at an agreed price of $5.75 per share. As of September 30, 2021, there are no remaining convertible notes payable to third parties.

GLOBAL
CLEAN
ENERGY
HOLDINGS,
INC.
AND
SUBSIDIARIES
NOTES
TO
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(UNAUDITED)
NOTE E – DEBT (CONTINUED)

The following table summarizes the minimum required payments of notes payable and long-term debt as of September 30, 2021:

Year	Required Minimum Payments
2021	$2,928,949
2022	21,250,001
2023	-
2024	-
2025	-
Thereafter	290,626,038
Total	$314,804,988
Class B Units

As described above, during the year ended December 31, 2020 and through September 30, 2021, the Company issued or had issuable 151.5 million and 284.8 million, respectively, Class B Units of its subsidiary, BKRF HCB, LLC, to its Senior Lenders. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units, and after the distributions reach a certain limit the units will no longer require further distributions and will be considered fully redeemed. The Class B unit holders may receive a portion of the distributable cash, as defined under the Senior Credit Facility, available to BKRF HCB, LLC, but generally only up to 25% of the available cash after the required interest and principal payments, operating expenses and ongoing capital requirements have been paid. Such payments commence once the Bakersfield Biorefinery begins operations and will continue through the later of five years after operations of the refinery begins or until the cumulative distributions reach a certain threshold defined in the operating agreement of BKRF HCB, LLC. The aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the Senior Lenders cannot exceed two times the amount of the borrowings under the Senior Credit Facility, or approximately $635 million. As of September 30, 2021, 284.8 million Class B Units have either been issued or are issuable, and the aggregate fair value of such units on the date of their issuances totaled approximately $10.1 million which were recorded as debt discount. The aggregate fair value of the earned units as of September 30, 2021 was approximately $18.1 million. The fair value of such units is remeasured at each new issuance and at each quarter end. It is expected that the fair value will increase as the Company continues to de-risk the project through ongoing retooling activities. The fair value is largely based on the present value of the expected distributions that will be made to the Class B Unit holders, which consider various risk factors, including a market risk premium, project size, the uniqueness and age of the refinery, the volatility of the feedstock and refinery inputs, operational costs, environmental costs and compliance, effective tax rates, illiquidity of the units, etc. As completion of retrofitting the refinery progresses, the fair value is expected to increase, and further increases in fair value are expected when the refinery becomes operational and begins generating revenues. For accounting purposes, these Class B Units are considered to be mandatorily redeemable and have been classified as liabilities in the accompanying balance sheets and are remeasured at fair value at the end of each reporting period.

NOTE F - STOCKHOLDERS’ EQUITY

Common Stock

In the first nine months of 2021, the Company issued 62,332 shares of its common stock upon the exercise of stock options. These option exercises consisted of 50,000 and 12,332 shares issued to a director and employees, respectively.

On
March
26,
2021,
the
Company
issued
1,586,786
shares
of
its
common
stock
to
the
holder
of
a
convertible
promissory
note
upon
the conversion, on the original terms of the note, of the entire outstanding balance, principal and accrued interest, for that note, which was
$476,036.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

On April 15, 2021, the Company issued 830,526 shares of its common stock as consideration for the acquisition of ATI. The shares were valued at $5 million, based on an agreed formula based on the shares trading price.

On April 16, 2021 the Company issued 496,000 shares of its common stock and warrants to purchase an additional 19,840 shares of common stock, all for $3.1 million in a private sale to three accredited investors.

On June 1, 2021, the Company issued 53,723 shares of its common stock to various note holders upon the conversion of, or as payment for the entire outstanding balance, principal and accrued interest, of notes, all in accordance with the original terms of the notes, having an outstanding balance of $308,889 in the aggregate.

On June 30, 2021, 1,181,819 shares of its common stock became issuable upon the delivery to the Company of notices of conversion for the conversion of all the outstanding shares of the Company’s Series B Convertible Preferred Stock. The new shares of common stock and the new certificates will be issued to the former holders of the preferred stock upon the tender of lost certificate documentation by the holders.

Series B Convertible Preferred Stock

On November 6, 2007, the Company sold a total of 13,000 shares of Series B Convertible Preferred Stock (“Series B Shares”) to two investors for an aggregate purchase price of $1.3 million, less offering costs of $9,265. Each share of the Series B Shares has a stated value of $100.

The Series B Shares were convertible into shares of the Company’s Common Stock.  As of June 30, 2021, the two holders of the shares of preferred stock tendered notices of conversion, and all of the outstanding shares of Series B Convertible Preferred Stock were converted into 1,181,819 shares of the Company’s common stock.  As a result, effective as of June 30, 2021, the Company had no outstanding Series B Convertible Preferred Stock.

NOTE G – STOCK OPTIONS AND WARRANTS

2020 Equity incentive Plan

In April 2020, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) wherein 2,000,000 shares of the Company’s common stock were reserved for issuance thereunder. Options and awards granted to new or existing officers, directors, employees, and non-employees vest ratably over a period as individually approved by the Board of Directors generally over three years, but not in all cases. The 2020 Plan provides for a three-month exercise period of vested options upon termination of service. The exercise price of options granted under the 2020 Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2020 Plan have a maximum term of ten years for exercise and may be exercised with cash consideration or through a cashless exercise in which the holder forfeits a portion of the award in exchange for shares of common stock of the remaining portion of the award. As of September 30, 2021, there were
561,177
shares available for future option grants under the 2020 Plan.

During the nine months ended September 30, 2021 the Company granted stock options for the purchase of a total of 424,740 shares of Common Stock under the 2020 Plan, of which 364,740 were to employees and 60,000 were to directors.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company previously granted stock options that were not issued under the 2020 Plan which the terms and conditions are described within the Company's Form 10-K filed on April 13, 2021.
A summary of the option award activity in
2021 and awards outstanding at September 30, 2021 (includes 100,000, 18,809,026 and 559,678 options under the 2010 Equity
Incentive
Plan,
the
non-plan
and
the
2020
Plan,
respectively)
is
as
follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	19,230,214	$0.16	2.81	$30,044,649

Granted	424,740	5.61		-
Exercised	(61,770)	0.17		319,433
Forfeited	(121,418)	5.94		-
Expired	(3,062)	5.51		-

Outstanding at September 30, 2021	19,468,704	$0.33	2.34	$58,046,239

Vested and exercisable at September 30, 2021	18,597,978	$0.23	2.27	$56,549,516

The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The following table illustrates the assumptions used in estimating the fair value of options granted during the periods presented:

Nine months ended September 30, 2021
Expected Term (in Years)	2 to 5
Volatility	85.665%
Risk Free Rate	0.401%
Dividend Yield	0%
Exit Rate Pre-vesting (1)	0%
Exit Rate Post-vesting (2)	0%
Aggregate Grant Date Fair Value	$1,389,197

(1)	Assumed forfeiture rate for market condition option awards prior to vesting.

(2)	Assumed expiration or forfeiture rate for market condition option awards after vesting.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock Purchase Warrants and Call Option

In the nine months ended September 30, 2021, the Company issued warrants to investors that invested $3.1 million in a private transaction in April 2021 to purchase 19,840 shares of common stock. The warrants have an exercise price of $6.25 per share, a five-year term and are fully vested. If the warrants are exercised, the Company will receive additional proceeds of $124,000.

In 2020, the Company issued, to a party interested in Camelina development, a non-transferable warrant for the purchase of an approximately eight-percent interest in its subsidiary, Susoils. for approximately $20 million. The warrant had an expiration date of June 1, 2021, and was not exercised. The value of the warrant upon issuance was determined to be immaterial.

Concurrently with the acquisition of the Bakersfield Biorefinery, the Company, through its subsidiary, GCE Acquisitions, issued an option right to the seller of the refinery to purchase up to 33 1/3% of the membership interests of GCE Acquisitions. The fair value of the option right on the date of issuance was $5.5 million and expires at ninety days after the refinery meets certain operational criteria.

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

On May 18, 2021 our BKRF subsidiary and CTCI Americas, Inc., a Texas corporation (“CTCI”), entered into a Turnkey Agreement with a Guaranteed Maximum Price for the Engineering, Procurement and Construction of the Bakersfield Renewable Fuels Project (the “CTCI EPC Agreement”). CTCI Americas is a worldwide leading provider of reliable engineering, procurement and construction services, including for the refinery market. Under the CTCI EPC Agreement, CTCI has agreed to provide services to complete the engineering, procurement, construction, pre-commissioning, commissioning, start-up and testing of our renewable diesel production facility under construction in Bakersfield, California. CTCI’s fees and costs, including direct costs, overhead fees and the contractor’s fee, are guaranteed not to exceed $178 million (which maximum price is subject to adjustment for certain change orders). The obligations of CTCI have been guaranteed by CTCI Corporation, the Taiwanese parent company of CTCI

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Environmental Remediation Liabilities

The Company recognizes its asset retirement obligation and environmental remediation liabilities and has estimated such liabilities as of its acquisition date. It is the Company’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental remediation liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 20 years, and up to 30 years if a longer period is believed reasonably necessary. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental remediation liabilities to their present value if payments are fixed and determinable. However, as the timing and amount of these costs were undeterminable as of September 30, 2021, these costs have not been discounted. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. At September 30 2021, accrued environmental remediation liability costs totaled $21.0 million of which $1.5 million have been classified as current liabilities. At December 31, 2020, accrued environmental liabilities totaled $21.3 million of which $0.9 million have been classified as current liabilities.

On May 7, 2020 through BKRF OCB, LLC, one of the Company’s indirect subsidiaries, the Company purchased all of the outstanding equity interests of Bakersfield Renewable Fuels, LLC from Alon Paramount for a total consideration of $89.4 million, including $40 million in cash and assumption of liabilities of $43.9 million. Bakersfield Renewable Fuels, LLC owns an oil refinery in Bakersfield, California that the Company is retooling into a biorefinery. In connection with the acquisition, BKRF OCB, LLC agreed to undertake certain cleanup activities at the refinery and provide a guarantee for liabilities arising from the cleanup. The Company has assumed significant environmental and clean-up liabilities associated with the purchase of the Bakersfield Refinery.

Leases

On May 1, 2019, the Company amended its Torrance, California office lease to extend the lease term to July 31, 2022.

On January 1, 2021, the Company entered into a lease agreement for a storage facility in Montana. The storage facility will be used for SusOils operations and runs through December 31, 2022.

On April 20, 2021, the Company entered into a 36 month lease agreement for two Zephir electric railcar movers for use at the Bakersfield Biorefinery.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The table below represents the amounts due through the end of lease terms.

Period	Minimum Payments	Discount	Minimum Payments Less: Discount
October 1, 2021 through December 31, 2021	$40,767	$1,480	$39,287
2022	202,149	3,709	198,440
2023	162,616	1,111	161,504
2024	121,962	269	121,693
Total	$527,494	$6,569	$520,924

On April 20, 2021, BKRF entered into a three-year lease beginning upon delivery of two railcar movers.  The equipment was delivered in August and the first monthly payment was made in September 2021.  The monthly payment is $13,551 and has an interest rate of 3%.

On September 24, 2021, SusOils entered into a five-year lease beginning on November 1, 2021 for its North American headquarters, a new state-of-the-art facility located in Great Falls, Montana. This new facility will consolidate SusOils crop innovation programs, commercial grower support and executive and administrative activities at one location and will be fully operational by November 1, 2021
.
 Under the lease, we will have to pay monthly rental payments of $18,531.

In addition, we have the right to purchase the facility at any time during the lease. In order to maintain the purchase option, we will have to make annual payments of $186,000
.

Legal

BKRF, formerly Alon Bakersfield Property, Inc., is one of the parties to an action pending in the United States Court of Appeals for the Ninth Circuit. In June 2019, the jury awarded the plaintiffs approximately $6.7 million against Alon Bakersfield Property, Inc. and Paramount Petroleum Corporation (a parent company of Alon Bakersfield Property, Inc. at the time of the award in 2019). Under the agreements pursuant to which we purchased BKRF,
Alon
Paramount
agreed
to
assume
and
be
liable
for
(and
to
indemnify,
defend,
and
hold BKRF harmless from) this litigation. In addition, Paramount Petroleum Corporation has posted a bond to cover this judgment amount. All legal fees in this matter are being paid by Alon Paramount. As Paramount Petroleum Corporation and the Company are
jointly and severally liable for the judgement, and Paramount Petroleum Corporation has agreed to absorb all of the liability and has posted a bond to cover the judgement amount, no loss has been accrued by the Company with respect to this matter. In August 2021, the Ninth Circuit entered a limited remand to the district court to determine whether it properly exercised jurisdiction over Alon
Bakersfield Property, Inc. and Paramount Petroleum Corporation, and the district court has authorized jurisdictional discovery to resolve
that
matter.

In August, 2020, Wood Warren & Co. Securities, LLC (“Wood Warren”) filed a complaint in the Superior Court of California,
Alameda County, against GCEH Acquisitions titled
Wood Warren & Co Securities, LLC vs. GCE Holdings Acquisitions, LLC
, Case
No. RG 20072242, alleging that GCEH Acquisitions breached a consulting agreement with it.
Wood Warren seeks damages of $1.2
million plus interest.
On October 14, 2020, GCEH Acquisitions filed an answer to Wood Warren’s complaint.
The parties are
currently
engaged
in
discovery
and
no
trial
date
has
yet
been
set.
We
are
unable
to
predict
the
outcome
of
the
matter.

GLOBAL
CLEAN
ENERGY
HOLDINGS,
INC.
AND
SUBSIDIARIES
NOTES
TO
CONDENSED
CONSOLIDATED
FINANCIAL
STATEMENTS
(UNAUDITED)

NOTE H – COMMITMENTS AND CONTINGENCIES (CONTINUED)

In December, 2020, Roll Energy Investments LLC (“Roll”) filed a complaint in the Superior Court of California, Los Angeles County, titled
Roll Energy Investments LLC v. Global Clean Energy Holdings, Inc.,
Case No. 20RTCV00921. Roll alleged that the Company breached a promissory note in the principal sum of $0.3 million. Roll sought $0.4 million for principal and interest as of December 4, 2020, plus prejudgment interest allegedly accruing thereafter. On or about May 12, 2021, the company wired $0.5 million as full settlement of the amount due. On or about June 7, 2021, the Company and Roll entered into a Settlement Agreement to fully resolve Roll’s claims, accepting the amount previously wired with no additional amounts due. On or about June 29, 2021, Roll dismissed the action in its entirety, with prejudice.

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

COVID-19

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance is ongoing, but the Company believes that the pandemic to date has not materially impacted the Company’s operations and that the pandemic is not expected to be materially disruptive to its future plans and targeted date of beginning commercial operations, although certain supply chain disruptions could impact the completion date of the Bakersfield Biorefinery. The Company has implemented strict protocols on its on-site workforce and continues to monitor the potential impacts to its business. The extent of the impact of the COVID-19 pandemic on the Company’s operations, cash flows, liquidity and capital resources is highly uncertain, as information is evolving with respect to the duration and severity of the virus and its variants. However, based on its experience with the disease to date, the Company expects that the future impacts due to COVID-19 are not likely to be materially disruptive to its ongoing business.

Acquisitions

On July 20, 2021, the Company entered into a non-binding Letter of Intent to acquire an off-shore company that owns certain patents, feedstock pathway expertise and intellectual property related to camelina development. The consummation of the transaction is subject to the Company's completion of its due diligence review and the preparation of mutually acceptable transaction documents. The transaction is expected to close by November 30, 2021.

Item 2: Management’s
Discussion and
Analysis of
Financial
Condition
and Results of
Operations

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the
Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of
Financial Condition and Results of Operations,” under the caption “Risk Factors,” and the audited consolidated financial statements and related notes included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2020 and other reports
and
filings
made
with
the
Securities
and
Exchange
Commission
(“SEC”).

Cautionary
Note
Regarding
Forward-looking
Statements

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
statements
to
actual
results
or
to
changes
in
its
expectations.

Overview

Global Clean Energy Holdings, Inc. and its subsidiaries (collectively, hereinafter the “Company,” “we,” “us,” or “our) is a vertically integrated renewable fuels company. Our goal is to do our part in accelerating the global push to reduce greenhouse gas emissions through sustainable, more environmentally friendly alternatives to conventional petroleum-based fuels.
Since 2013 our
principal focus has been on the development of our proprietary varieties of
Camelina sativa
(“Camelina”)
,
a fallow land rotation crop,
as a biofuels feedstock.
In 2020, we acquired a 500-acre crude oil refinery in Bakersfield, California, that we are converting into a dedicated
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

Since most of our resources during the past two years have been dedicated to the purchase, financing and retooling of the
Bakersfield Biorefinery and to further developing our Camelina deployment platform, we did not generate any significant operating revenues
in
either
2021
or
2020.
In
order
to
fund
our operating expenses during these periods, we obtained $10 million in the aggregate under a derivative contract (the “Derivative Contract”) that we entered into with a commodity trading company. The
Derivative Contract was amended in 2020 and replaced by a fixed payment obligation that requires us to make total payments of $24.8 million, consisting of the $4.5 million payment we made in June 2020, and six equal monthly installment payments beginning in May
2022. The cash that we received from the Derivative Contract was used to fund development efforts, our operating costs, our due diligence costs, our pre-acquisition costs, the purchase price down payment/deposit for the Bakersfield Biorefinery, our continued
Camelina trials in the Northwest and the Northern Plains, our consulting and legal fees associated with the acquisition, and our payments
to
key
vendors
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
we
entered
into
the
(i)
Senior
Credit
Facility
that,
as
amended,
currently
provides
us
with
a
credit
facility
of
up
to
$317.6
million,
and
(ii)
a
Mezzanine
Credit
Facility
that,
as
amended,
currently
provides
us
with
$67.4
million
of
credit.
We
are
converting
the
Bakersfield
refinery from a crude oil refinery into a biorefinery, and are currently scheduled to commence our biofuel refinery operations in early
2022. Therefore, we do not anticipate generating revenues from the operations of the Bakersfield Biorefinery until 2022.
We have
spent
approximately
$230
million
on
our
Bakersfield
Biorefinery
project
through
September
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
Accordingly, we recently have contracted with numerous farmers for the planting of our Camelina certified seed, which seed will be used for Camelina grain production for the 2022 crop years. To date, we have produced certified Camelina seed to plant over 220,000 acres on our proprietary varieties of Camelina in 2022 (although we do not anticipate that we will be able to plant that many acres in 2022).
Although farmers in six Western states are currently commercially producing Camelina for our use in the
Bakersfield
Biorefinery,
our
principal
focus
in
the
near
term
is
on
the
production
of
Camelina
in
Montana
and
Kansas.

The Company has relocated its Sustainable Oils, Inc.'s (its upstream subsidiary) headquarters to Great Falls, Montana, which is at the southern portion of the rich farming area known as the Golden Triangle. This location is expected to serve both agronomy support to our growers in Montana and to further our research and development activities on our proprietary Camelina development.
The Company has historically outsourced various agronomic and grower development efforts, and has recently determined that to fulfill its goals of Camelina development, the Company will be better served to employ directly the expertise it needs to have its employees
fully
engaged
in
such
Camelina
development.
To
that
end,
the
Company
is
pursuing
an
acquisition
to
fulfill
this
goal.

Our strategy for contracting more acres for Camelina production is a cost based model. We view our contracted growers (or farmers) as partners and it is our goal to incentivize them economically to grow our proprietary Camelina seed. As our seed is grown on fallow acres (or acres that can be double-cropped, but would not be double-cropped normally) any additional economic benefits from growing Camelina will add revenues to these contracted growers. Most growers normally incur negative cash flows from their fallow acres.
Thus, by providing growers with the opportunity to place those fallow acres into production by planting Camelina, we provide the growers with the ability to generate additional revenues from land that otherwise would remain unproductive. Camelina is a fast-growing (around 100 days) dryland crop that does not degrade the soil for the next crop, which attributes are very beneficial to the growers. Another key factor in a grower’s willingness to plant and grow Camelina is that the equipment required for planting, monitoring,
harvesting
and
storing
the
grain
(in
the
short-run)
is
the
same
as
is
used
for
other
grains
and,
therefore,
already
is
owned
or controlled by the grower.
Growing Camelina typically does not require additional capital investments by the grower. We believe our value proposition for our contracted growers will benefit the growers by crop diversification, converting an “idle” asset into a productive
asset
and
assisting
in
justifying
their
continuing
capital
investment
and improvements into their farms which should
provide them with long-term sustainable economics. We believe this will also have a positive economic multiplier effect in these grower communities. We use our personnel and certain strategic partners to communicate with, and educate, potential growers about the benefits of growing our Camelina varieties. This team provides agronomy support from planting to harvesting and is focused on increasing
the
number
of
growers
and
the
overall
acreage
under
production.

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
have
targeted
Montana
and
Kansas
for
our
first
phase
of
our
commercial
Camelina
production
because
of
our
prior
operating
history
in
these
states
and
because
there
are
an
estimated
25
million
acres
of
farmland
that
can
potentially
grow
Camelina
in
these
two
states. Approximately one-third of this acreage may be available during any year, to grow Camelina, based on normal fallow rotations.
In
order to be able to produce and handle larger quantities of Camelina grain, we are currently engaged in establishing our first grain aggregation center in Montana, which, when completed, will be used for the storage and cleaning of Camelina grain, and for loading the
Camelina
grain
into
railcars
for
transport
to
downstream
oil
extraction
plants
located
near
the
Bakersfield
Biorefinery.

Camelina is also currently being grown for us under contracts we have entered into with independent farmers in Colorado,
Idaho,
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
To date we have generated, and we will continue to generate revenues from the sale of certified Camelina seed to farmers, which seed the farmers use to grow our proprietary varieties of Camelina. Revenues generated from those seed sales to date have not been, and are not expected to be material in the future compared to our expected Camelina oil and refinery revenues. As the Company expands its Camelina grain production, it will also generate revenues from the sale of its non-GMO Camelina meal to third parties for use
as
animal
feed.
These
revenues
will
likely
be
immaterial
in
2022,
but
may
grow
significantly
in
future
years.

Our goal is to increase Camelina production by both increasing the number of acres planted and by increasing the yield produced on each acre.
We hold patents on three proprietary Camelina plant varieties.
However, in order to further increase yields,
we
have
developed
six
new
Camelina
varieties,
which
varieties
are
covered
by
both
the
utility
patent
applications
that
we
filed
last year with the USPTO, and by applications filed this year under the Plant Variety Protection Act. We are also continuing our Camelina research and development program to improve the yields and oil composition of our patented Camelina varieties and the tolerance and other
characteristics
of
our
Camelina
varieties.

To supplement our efforts to improve our proprietary varieties of Camelina, on April 15, 2021 we acquired Agribody
Technologies, Inc., (“ATI”) a privately-held agricultural biotechnology company that owns 16 patents related to the use of genetics to increase yield, shelf life and other sustainability traits in Camelina and many other crops. The acquisition was effected in an all-stock transaction with a total fair value of approximately $5 million, and ATI is now a 100% owned subsidiary of the Company. In consideration for ATI, we issued 830,526 shares valued at $6.02 per share. In April 2021, ATI was issued a new key utility patent with broad claims for genome editing specific mutations in a gene present in all plants, including Camelina to confer higher yield, tolerance to stress and longer shelf life. ATI has a history of working with various crops to improve certain plant characteristics, and we expect
ATI
to
continue
this
work
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
and
conversion
of
the
Bakersfield
petroleum
refinery
into
a
biorefinery
is
progressing,
and
testing
and
upgrades
to
many of the acquired infrastructure assets are being completed. We are scheduled to begin commercial operations in early 2022. The proprietary
hydrotreating
reactor
vessels
that
will
be used to convert feedstock to renewable diesel and other products at the
Bakersfield
Biorefinery
have
been fabricated and are being installed (all reactors are expected to be installed by mid-November,
2021). We have upgraded the existing railroad track and related facilities at the Bakersfield Biorefinery to handle incoming feedstocks and have leased two electric railcar movers on site in preparation of commercial operations. We continue to evaluate various facility improvements and related investments that can lower our overall carbon intensity and/or costs in our operations. We are working with our utility provider to add a 10MW solar facility on site to improve our economics and to lower our carbon footprint, and we expect construction to begin in 2022. We are currently evaluating certain agricultural processing facilities at our Bakersfield site that, upon implementation, will provide for more control over processing costs and allow for optimum scheduling of our feedstock deliveries.
Being able to deliver and handle shuttle or unit-trains (which consists of approximately 110 to 120 rail cars) will improve efficiency and lower cost. Our midstream aggregation facilities are being sited along mainline BNSF railway lines which run directly from our growing
zones
directly
into
the
Bakersfield
Biorefinery
site.

Critical
Accounting
Policies
and
Related
Estimates

There have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed
in
our
2020
Annual
Report
on
Form
10-K.

Results
of
Operations

Three
Months
Ended
September
30,
2021
vs.
Three
Months
Ended
September
30,
2020

Revenues.
On May 7, 2020 we purchased the Bakersfield Biorefinery. Following the acquisition, we focused our efforts on building our operations and management teams and on putting the processes in place to accomplish the task of retrofitting the
Bakersfield Biorefinery. Therefore, we had no operating revenues in the three months ended September 30, 2020 (the “2020 fiscal quarter”).
We
did
not
engage
in
any
operating
activities
that
generated
revenues
until
the
first
quarter
of
2021
when
we
started
selling
a limited amount of our certified Camelina seeds to farmers for the production of either Camelina seed and/or Camelina grain to be used at our Bakersfield Biorefinery. Therefore, we had no operating revenues from the Bakersfield Biorefinery in the three months ended
September
30,
2021
(the
“2021
fiscal
quarter”)
and
only
a
minimal
amount
of
seed
revenues/returns.

General
and Administrative Expenses and Facility Expenses
. General and administrative expenses consist of expenses
generally involving corporate overhead functions and operations. Most of our general and administrative expenses are incurred in the operations of the Bakersfield Biorefinery. In the 2020 fiscal quarter, we were not fully staffed and were ramping up business for the retooling
of
the
Bakersfield
Biorefinery
and,
as
a
result,
our
overhead
expenses
in
the
2020
fiscal
quarter
were
less
than
the
expenses
in
the
2021 fiscal quarter, a quarter in which were more appropriately staffed and fully engaged in retooling activities at the
Bakersfield Biorefinery. As a result, our administrative expenses increased by $1.9 million from the 2020 fiscal quarter to $4.6 million in the 2021 fiscal quarter. This increase was primarily related to an increase in overall payroll costs and benefits, professional fees, insurance costs, technology and communications costs and various vendor costs. We anticipate that our general and administrative expenses will continue to increase as the development of the refinery progresses and operations commence. Facility expense primarily consists of maintenance costs at the Bakersfield refinery, and expenses normally related to the operations of a refinery. Our facility expenses increased by $1.6 million from $1.6 million in the 2020 fiscal quarter to $3.2 million in the 2021 fiscal quarter because we were
increasing
our
activities
at
the
refinery.

Other Income/Expense.
In the 2021 fiscal quarter we recognized a charge of $2.8 million on the change in fair value of our
Class B Units.
We had no comparable charge in the 2020 fiscal quarter.
This increase in the fair value is a result of increased
borrowings
and
a
higher
estimated
value
of
the
outstanding
Class
B
Units
from
when
they
were
originally
issued.

Interest Income/Expense.
Interest expense in the 2021 fiscal quarter and the 2020 fiscal quarter consisted of interest of $0.7 million
and
$0.8
million,
respectively,
from
outstanding
promissory
notes.
Our
incurred
interest
will
increase
significantly
in
the
future
as we further draw down on the $317.6 million Senior Credit Facility and $67.4 million Mezzanine Credit Facility, and as the outstanding principal balances of those loans increase. However, construction period interest is capitalized as part of the cost of the refinery
and
therefore,
does
not
impact
our
interest
expense.

Net losses.
We incurred an operating loss of $8.1 million and $4.7 million in the 2021 and 2020 fiscal quarters, respectively, and a net loss of $11.7 million in the 2021 fiscal quarter compared to a $5.4 million net loss in the 2020 fiscal quarter. Our operating loss increased primarily as a result of the increase in activity related to our retooling of the Bakersfield Biorefinery. We expect to incur losses for the remainder of 2021 while our biorefinery is under construction and, therefore, not operational. Operating losses and net losses were lower in the fiscal 2020 quarter than in the 2021 fiscal quarter because we acquired the Bakersfield Biorefinery during
2020
and
after
that
time
we
began
building
our
staff
and
incurring
necessary
costs,
therefore,
our
general
and
administrative
costs
were
higher in the 2021 fiscal quarter.
In addition, our staffing and other costs related to the Bakersfield Biorefinery have significantly increased
in
the
2021
fiscal
quarter
as
our
operating
activities
and
the
retooling
activities
have
increased.

Nine
Months
Ended
September
30,
2021
vs.
Nine
Months
Ended
September
30,
2020

Revenues.
As discussed above, during the second quarter of 2020 we transitioned our activities from the acquisition of the
Bakersfield Biorefinery to building the team necessary to properly retrofit the asset and implement the structure to accomplish the task of
retooling
the Bakersfield Biorefinery on the planned schedule. Our activities necessary for the retooling of the Bakersfield
Biorefinery continued to grow in the third quarter of 2021. Therefore, we had no operating revenues in the nine months ended
September
30,
2020
(the
“2020
fiscal
period”)
and
only
$0.2
million
of
revenues
from
Camelina
certified
seed
sales
in
the
nine
months
ended
September
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
we
owned
the
Bakersfield
Biorefinery
for
the
full
period
and,
therefore,
had
significantly
higher
expenses. As a result, our
administrative expenses increased by $10.6 million from $5.0 million in the 2020 fiscal period to $15.6 million in the 2021 fiscal period. This increase was primarily related to an increase in overall payroll costs and benefits, professional fees, insurance costs, technology and communications costs and various vendor costs. We anticipate that our general and administrative expenses will continue to increase as the development of the refinery progresses and when our refinery operations commence in 2022. Facility expense
primarily
consists
of
maintenance
costs
to
keep
the
Bakersfield
assets,
that
we
purchased
in
May
2020,
in
an
operational
mode and expenses normally related to the operations of a refinery. Our facility expenses increased by $7.3 million in the 2020 fiscal period
to
$9.7
million
in
the
2021
fiscal
period.

Other Income/Expense.
In the 2021 fiscal period we had no impact from derivatives, whereas in the 2020 fiscal period we recognized $5.5 million of income from the decrease in fair value of the Derivative Contract and a gain of $0.5 million on the derecognition of the Derivative Contract. In the 2021 fiscal period we recognized a charge of $5.9 million on the change in fair value of our Class B Units; no such charge was incurred in the 2020 fiscal period
(as described in “Liquidity” below, Class B Units were
issued to the Senior Lenders).
The increase in the charge related to the Class B Units is a result of higher borrowings and a higher
estimated value of the outstanding Class B Units from when the units were originally issued.   We also had $0.1 million of other
income
in
the
2021
fiscal
period
with
no
similar
income
in
the
2020
fiscal
period.

Interest Income/Expense.
Interest expense in the 2021 fiscal period and the 2020 fiscal period consisted of interest of $2.2 million
and
$1.7
million,
respectively,
from
outstanding
promissory
notes.
Our
incurred
interest
will
increase
significantly
in
the
future
as we continue to further draw down on the $317.6 million Senior Credit Facility and $67.4 million Mezzanine Credit Facility, and as the outstanding principal balances of those loans increase. However, construction period interest will be capitalized as part of the cost of
the
refinery,
and
therefore,
will
not
impact
our
interest
expense.

Net losses.
We incurred an operating loss of $26.0 million and $7.7 million in the 2021 and 2020 fiscal periods, respectively.
We incurred a net loss of $34.0 million in the 2021 fiscal period compared to a $3.4 million net loss in the 2020 fiscal period. Our operating loss increased in the 2021 fiscal period as a result of the increase in activity related to the retooling of the Bakersfield
Biorefinery
and
in
preparation
for
operations
in
2022.
We
expect
to
incur
losses
for
the
remainder
of
2021
while
our
biorefinery
is under
construction
and
therefore
not
is
not
conducting
operations.
Our
operating
loss
was
lower
in
fiscal
2020
than
in
the
2021
fiscal
period
because
we
did
not
own
the
Bakersfield
Biorefinery
for
a
significant
portion
of
the
2020
fiscal
period.

Liquidity
and
Capital
Resources

As
of
September
30,
2021
and December 31, 2020, we had approximately $43.7 million and $39.0 million of cash, respectively,
of
which
$25.2
million
and
$22.7
million,
respectively,
is
considered
long-term
as
that
cash
is
restricted
to
be
spent
on
the Bakersfield Biorefinery. However, of the $43.7 million of cash as of September 30, 2021, only $16.2 million is unrestricted and available to pay our current liabilities, while the remaining $27.5 million of cash is restricted and can only be used to fund our Senior
Credit Facility loan interest obligations and our biorefinery construction costs. On September 30, 2021 and December 31, 2020 we had negative working capital of $50.1 million and $5.8 million, respectively. This working capital does not consider the long-term cash identified
above.

In order to fund some of our working capital expenses, on April 16, 2021, we raised $3.1 million through the private sale of
496,000
shares
of our unregistered common stock at $6.25 per share to three accredited investors. In connection with the foregoing sale
of
shares,
we
also
issued
to
the
investors
warrants
for
the
purchase
of
19,840
shares
(which
warrants
have
an
exercise
price
of $6.25).

In order to fund our working capital requirements and the third party costs and expenses related to our efforts to acquire the
Bakersfield refinery we entered into a derivative contract agreement pursuant to which we received an aggregate of $10 million of funding. The derivative agreement was amended on April 20, 2020 and called for a cash payment of $4.5 million in June 2020 (that was paid) and six equal monthly payments of $3.375 million beginning in May 2022. This payment stream is scheduled to coincide near
the
date
of
the
commencement
of
commercial
operations
of
the
Bakersfield
Biorefinery.

The Bakersfield Biorefinery is currently being retooled and converted from a crude oil refinery into a biofuels refinery. The construction of the Bakersfield Biorefinery is expected to be completed, and the Bakersfield Biorefinery is scheduled to commence commercial operations in early 2022. Until the Bakersfield Biorefinery is operational, we will not generate any refinery operating revenues. We anticipate that we will generate some revenues during the remainder of 2021 from sales of our Camelina certified seed, although such revenues are not expected to be significant. During the construction phase of the biorefinery, we will continue to incur significant general and administrative, operating costs and capital expenditures to upgrade the existing equipment and facilities. The expenses that we expect to incur include, among others, the purchase of new biorefinery equipment, the payments to our contractors under the various engineering, procurement and construction agreements that we entered into, the costs of maintaining the existing facility
during
the
construction
phase,
paying
engineering
fees
and
payroll
costs,
property
taxes,
labor
costs,
general
and
administrative costs, the costs of upgrading the refinery’s rail line and certain pipelines, and making interest and other payments under our
Senior
Credit
Facility
and
Mezzanine
Credit
Facility.

In order to fund the cost of acquiring the Bakersfield oil refinery, converting the oil refinery into a biorefinery, and paying all operating expenses during the preoperational period, in May 2020 we entered into (i) a $300 million senior secured term loan facility with certain Senior Lenders which credit facility was upsized to $313.2 million in November 2020, and (ii) a $65 million secured term loan facility with certain Mezzanine Lenders which was also upsized to $66.8 million in November 2020. Our credit facilities were upsized by a total of $5 million as of July 29, 2021, whereby the borrowing capacity of our (i) Senior credit facility is $317.6 million and (ii) our Mezzanine Credit Facility is $67.4 million. As of September 30, 2021, we have borrowed $284.9 million under the Senior
Credit Facility, of which approximately $60 million was unspent as of the end of September 30, 2021. As of September 30, 2021, we
have
not
yet
utilized
the
Mezzanine
Credit
Facility.

The Senior Credit Facility bears interest at the rate of 12.5% per annum, payable quarterly. No principal payments are required to be made under the Senior Credit Facility until maturity. The Senior Credit Facility matures on November 4, 2026. The
Mezzanine
Credit
Facility
will
bear
interest
at
the
rate
of
15.0%
per
annum
on
amounts
borrowed,
payable
quarterly,
provided
that
we
may defer up to 2.5% interest to the extent we do not have sufficient cash to pay the interest (any deferred interest will be added to principal). Principal of the Mezzanine Credit Facility is due at maturity. As additional consideration for the Senior Credit Facility
and
Mezzanine Credit Facility, the Senior Lenders were issued Class B units (and the Mezzanine Lenders will be issued Class C Units when we borrow under the Mezzanine Credit Facility) in our BKRF HCB, LLC, the subsidiary that indirectly owns the Bakersfield
Biorefinery.
The
Class
B
and
C
Units
will
not
affect
our
liquidity
until
the
Bakersfield
Biorefinery
commences
operations
in
2022. However, since the holders of the Class B and C Units will be entitled to certain priority cumulative distributions, if any, that may be made
in
the
future
from
the
operations
of
the
Bakersfield
Biorefinery,
distributions
made
to
the
holders
of
the
Class
B
and
C
Units
will
reduce
the
amount
of
distributions
that
we
may
be
entitled
to
receive
in
the
future
from
the
operations
of
the
Bakersfield
Biorefinery.

Based on our construction budget (including the purchase orders we have issued for the required equipment) and on our internal projections of our future operating expenses, we anticipated that the $385 million available to us under the Senior Credit
Facility
and
Mezzanine
Credit
Facility
would
be
sufficient
to
fund
our
original
projected
capital
expenditures
and
operating
expenses at
the
Bakersfield
Biorefinery
until
the
Bakersfield
Biorefinery
becomes
operational.
However,
the
scope
of
the
Bakersfield
Biorefinery has both changed and expanded to include additional capabilities and equipment, which changes are increasing the cost of installing, developing and constructing the Bakersfield Biorefinery. In order to fund the expected cost overruns and other additional investments in, or related to the biorefinery, earlier this year we agreed with our Senior Lenders and Mezzanine Lenders to raise additional third party funding and to establish a $35 million contingency reserve.
The date by which the reserve account has to be
funded
has
been
extended
to
November
19,
2021.
As
of
the
date
of
this
quarterly
report,
we
have
not
yet
established
the
foregoing $35 million contingency reserve and may not be able to do so by November 19, 2021. While our lenders have in the past amended the credit agreements to provide us with additional time to establish the reserve account, no assurance can be given that the lenders will do so in the future. The Company is not able to fund the $35 million reserve account absent an amendment or additional debt and/or equity
financing.
These
conditions
raise
substantial
doubt
about
the
Company’s
ability
to
continue
as
a
going
concern
for
a
period
of
at
least one year from the time the financial statements are issued.
Management plans to close on an additional debt and/or equity financing in the short-term and believes that transaction is probable of closing.
Therefore, management believes their plan alleviates
the
substantial
doubt.

We are a vertically integrated renewable fuels company with operations in both the farm and finished fuels lines of business.
Recently, our focus has been on the acquisition and construction of our Bakersfield Biorefinery. As the development of the refinery nears its completion, we have decided to accelerate the development of our Camelina operations. The primary focus of the accelerated growth of our Camelina operations consists of increasing the amount of Camelina that is produced for use at the Bakersfield
Biorefinery and, possibly, for sale to third party biofuel producers.
Increasing the number of acres of Camelina that our contracted growers will cultivate requires a substantial up-front investment since we have to pay the growers for the Camlina grain that they produce before we derive any revenues from that grain (the Camelina grain must first be converted into Camelina oil, which oil is then used to produce renewable diesel and other renewable fuel products that can be sold to generate revenues).
As part of our efforts to
grow our Camelina operations, we have increased our efforts to recruit additional growers, have leased a state-of-the art headquarters and research facility in Great Falls, Montana, and are pursuing the talent that we desire to expand our operations and commenced negotiations to acquire a European Camelina company. These initiatives will require capital expenditures that significantly exceed our current financial resources. Accordingly, in order to obtain the funds we need for the $35 million refinery contingency reserve, for general corporate purposes, and our Camelina initiatives, we have been in discussions for debt and/or equity financing with certain agri-finance companies, strategic partners, our existing lenders, and third party investors.
No assurance can be given that we will
obtain
some
or
all
of
the
funds
we
seek,
or
that
if
we
do
obtain
such
funding,
that
the
terms
under
which
we
obtain
such
funding
will
be beneficial to us. Furthermore, any funding that we obtain may result in issuance of a substantial number of shares of preferred or common stock or common stock equivalents, which issuances could be dilutive to, or have priority over, the holders of our common stock.

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
other
projected
sources
of
revenues,
are
expected
to
fund
our
anticipated
working
capital
and
liquidity
needs.

Once completed, the Bakersfield Biorefinery will be able to produce renewable diesel from various renewable feedstocks, such as Camelina oil produced from our patented Camelina varieties, soybean oil and other plant and animal sources. We believe that one of our strategic advantages is that a significant portion of the feedstock expected to be used at our biorefinery will be Camelina grain produced from our patented Camelina varieties for us by third party farmers for use in the Bakersfield Biorefinery or for sale to third parties. However, we anticipate that we will need additional funding for general corporate purposes and to grow our certified
Camelina
seeds,
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
In addition, we are also considering obtaining funding through the issuance of preferred stock, which preferred stock may require us to make significant dividend and other payments to the investors. Payments on any new series of preferred stock may negatively affect our future liquidity. Furthermore, if these new securities are convertible or are accompanied by the issuance of warrants to purchase shares of our common stock, our current stockholders may experience substantial dilution. Over the last year we have moved the listing of our common stock from the OTC Pink marketplace, which had limited liquidity, to our current trading platform on the
OTCQX,
which
has
better
liquidity
for
trading
our
shares.
Our
goal
is
to
list
our
shares
of
common
stock
on
one
of
the
NASDAQ markets, and while we do not currently meet NASDAQ’s listing requirements, we have filed a preliminary application in preparation of becoming listed. Our ability to secure additional debt or equity financing could be significantly impacted by numerous factors including the status, timing and cost of the conversion of the Bakersfield Biorefinery, positive or negative developments in the environmental
regulations
and
the
demand
for
biofuels,
delay or inability to become listed on NASDAQ and general market conditions. There can be no assurance that we will be successful in raising debt or equity funding or that any such financing will be available, available on favorable or acceptable terms or at the times, or in the amounts needed. Additionally, while the potential economic impact brought on by and the duration of the coronavirus pandemic is difficult to assess or predict, the significant impact of the coronavirus pandemic on the global financial markets and on our own stock trading price, could reduce our ability to access additional
capital,
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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that, as of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective because of the following material weaknesses in our internal control over financial reporting: (i) ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations, and lack of approval of adjusting journal entries, (ii) inadequate segregation of duties in various key processes including the information technology control environment, and (iii) we had not performed a risk assessment and mapped the accounting processes to control objectives. We are taking remedial steps to address the material weaknesses in our internal control over financial reporting. These remedial steps include the following:

(a) In 2021, the Company has hired additional financial and accounting personnel who are experienced in general accounting and financial reporting. The Company is also evaluating its accounting and information technology personnel as necessary to remediate the identified weaknesses;

(b) The Company is implementing more robust financial reporting, accounting and management controls over its accounting, disclosure, and financial reporting functions, including developing and implementing a supplemental approval procedure for costs and expenses in excess of budgeted line items. The Company continues to evaluate and modify, as necessary, its approval control procedures;

(c) The Company has engaged an independent consultant to assist the Company in improving its internal control over financial reporting, and the Company is evaluating the recommendations put forth by the consultant.

Changes in Internal Control Over Financial Reporting
.

Except as described above, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business and Industry

*   We have not completed the construction and commissioning of the Bakersfield Biorefinery. We may experience time delays, unforeseen expenses, increased capital costs, and other complications while developing the Bakersfield Biorefinery, which complications could delay the commencement of revenue-generating activities and increase our development costs.

We have entered into a binding turnkey agreement with guaranteed maximum price for the engineering, procurement and construction of the Bakersfield Biorefinery. Based on our updated construction timetable, the engineering and construction of the Bakersfield Biorefinery is currently scheduled to be completed, and to commence operations in early 2022. Although our primary contractors have agreed to complete the construction of the Bakersfield Biorefinery within a specified period at a maximum price to us, the construction of these kinds of facilities is inherently subject to the risks of unforeseen required change orders, regulatory issues, cost overruns and delays. In addition, the scope of the project has changed, which may also contribute to a delay in the completion of the project. Delays in the development beyond our estimated timelines, or amendments or change orders to the construction contract, could increase the cost of completion beyond the amounts that we have budgeted. Furthermore, while we believe that we currently hold all necessary environmental, regulatory, construction and zoning permissions that we need for the construction of the Bakersfield Biorefinery, no assurance can be given that we will not be required to obtain additional regulatory and land use approvals, which additional regulatory approvals may delay the commencement of operations of the Bakersfield Biorefinery or increase its development costs. If for any reason we are unable to construct and commission the Bakersfield Biorefinery within the financial and timing requirements, our business and our expected operating results, cash flows and liquidity could be materially and adversely affected.

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
we
may
acquire
in
the
future.

As part of our business plan, we intend to acquire other businesses that enhance or supplement our biorefinery and camelina production operations.
Earlier in 2021 we acquired an agricultural biotechnology company, and we are currently in discussions to acquire one or more complementary businesses. We may face significant challenges in integrating any of the entities, businesses or other facilities, including other refineries, that we acquire, and we may not realize the benefits anticipated from such acquisitions. Our integration
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
more
relief
through
small
refinery
waivers
than
recommended
by
the
DoE.

We believe that the increase in small refinery waivers previously granted significantly affected the demand and price of RINs as the average price of D4 (Biomass-based diesel classification) RINs fell during 2019 according to OPIS data. If the EPA continues this
practice,
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
be
reinstated
on
the
same
terms
or,
if
reinstated,
that
its
application
will
be
retroactive,
prospective
or
both.
Any
adverse
changes
in
the
BTC
can
be
expected
to
harm
our
results
of
operations
and
financial
condition.

Risks
Relating
to
Financial
Matters

We
are
a
development
stage
company
that
currently
has
no
revenues,
we
do
not
expect
to
generate
any
meaningful
revenues
until
the
Bakersfield
Biorefinery
commences
commercial
operations.

We are a development stage company with no revenues and no operations other than those related to the construction of the
Bakersfield Biorefinery and to the development of our Camelina cultivation operations. We do not expect to generate material revenues, if any, until after the Bakersfield Biorefinery has commenced commercial operations, which is currently scheduled to occur in
early
2022.
We will incur significant net losses and significant capital expenditures through completion of development of
Bakersfield Biorefinery. Any delays beyond the expected construction completion date for the Bakersfield Biorefinery would prolong,
and
could
increase
the
level
of,
our
operating
losses.

*   We
have
a
history
of
net
losses,
and
we
may
not
achieve
or
maintain
profitability.

We incurred net losses of $10.6 million and $11.8 million during the years ended December 31, 2020 and 2019, respectively, and a net loss of $34.0 million during the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $100.2 million.
According to our internal budget, in the aggregate we expect to spend approximately $190 million between the date hereof and the commencement of commercial operations on the development and construction of the Bakersfield Biorefinery, on pre-operational and start-up costs, on our debt service obligations, on our upstream feedstock development operating costs, and on general and administrative expenses. Furthermore, we do not expect to generate any revenues until the Bakersfield Biorefinery is fully operational in the first quarter 2022. No assurance can be given that the Bakersfield Biorefinery and our related Camelina operations will
be
profitable
once
the
Bakersfield
Biorefinery
does
commence
operations.

The
terms
of
our
Senior
Credit
Facility
and
Mezzanine
Credit
Facility
agreements
and
other
financing
arrangements
will
significantly
limit
the
amount
of
cash
that
is
available
to
GCEH
and
our
stockholders.

Under our Senior Credit Facility and Mezzanine Credit Facility agreements we can borrow an aggregate of $385 million of financing. The Senior Credit Facility bears interest at the rate of 12.5% per annum, and the Mezzanine Loans will bear interest at the rate of 15.0% per annum on amounts borrowed. The Senior Credit Facility and Mezzanine Credit Facility mature in November 2026 and 2027, respectively. In addition to the loan repayment obligations under both the Senior Credit Facility and Mezzanine Credit
Facility, one of our Bakersfield Biorefinery holding company subsidiaries, has issued membership interests (Class B Units) to the
Senior Lenders and will issue membership interests (Class C Units) to the Mezzanine Lenders. The Class B Units and Class C Units
membership interests provide the holders of the Class B and Class C Units with preferential cash distribution rights over the Class A
Units owned by GCEH. Under the Credit Agreements and the limited liability agreement of the financing subsidiary, any excess cash from operations that the Bakersfield Biorefinery generates will first be used to make the debt service payments under the Senior Credit
Facility and Mezzanine Credit Facility, and then any excess cash available after making those loan payments will be allocated among the
holders
of
the
Class
A,
Class
B
and
Class
C
Units.
The
holders
of
the
Class
B
Units
are
entitled
to
receive
quarterly
distributions
of
25% of the Bakersfield Biorefinery’s free cash flow until the Senior Lenders have received (collectively, from these cash distributions plus principal and interest on the Senior Credit Facility) an amount equal to a 2X multiple of invested capital (“MOIC”), or two times the amount of the Senior Credit Facility. Since we expect that the Senior Lenders will lend us $317.6 million, the Senior Lenders will have preferential rights to receive a total of up to $635 million, and under certain circumstances for a limited period, an additional 5%
of the free cash flow. The cash available for distribution after payment of the Class B Units 25% allocation will be divided among the holders of the Class C Units and the Class A Units. The holders of the Class C Units will be entitled to receive 80.0% of cash distributions until the Mezzanine Lenders have received cumulative payments (cash distributions plus principal and interests on the
Mezzanine Credit Facility) equal to 2.0x MOIC, which percentage decreases to 65.0% (after they have received 3.0x MOIC), 50.0%
(after they have received 4.0x MOIC) and 30.0% of all cash distributions thereafter. As a result of the large debt payment obligations and the foregoing preferential cash distribution allocations to the holders of the Class B and Class C Units, the amount of cash available
for
distribution
to
GCEH
and
our
stockholders
will
be
significantly
reduced.
Accordingly,
even
if
the
Bakersfield
Biorefinery’s operations generate significant profits, the amount of cash available to GCEH from the Bakersfield Biorefinery will be very
limited
for
at
least
five
years.

If
we
are
unable
to
comply
with
the
restrictions
and
covenants
in
our
two
credit
facility
agreements,
our
lenders
could
declare
an
event
of
default
under
the
terms
of
these
agreements.

The two credit agreements with our Senior Lenders and our Mezzanine Lenders each contain extensive restrictions and covenants, including construction milestones, limitations on the use of the loan proceeds, lender consent requirements, and extensive financial and other reporting requirements.
The credit agreements, as amended, currently also require the Company to establish a contingency
reserve by November 19, 2021.
Although we have not been in full compliance with all of these covenants and requirements
in
the
past,
to
date
our
lenders
have
either
waived
these
violations
or
otherwise
not
declared
an
event
of
default.

However, no assurance can be given that we will be able to fully comply with all of the credit agreement provisions, or if we fail to
remain in compliance that our lenders will not declare an event of default.   In the event of a default under these agreements, our
lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. If any of these events occur and our lenders do not provide additional waivers, we could be forced to enter into unfavorable amendments to our credit agreements, could be required to pay additional fees and costs, and could lose some or all of our investment in the Bakersfield
Biorefinery.

*

Our Bakersfield Biorefinery subsidiaries are subject to various restrictions under the Senior Credit Facility and Mezzanine Credit
Facility agreements, and substantially all of the assets of the Bakersfield Biorefinery subsidiaries are held as security under the terms
of
such
credit
agreements.

The obligations under the Senior Credit Facility and Mezzanine Credit Facility agreements are secured by a security interest in all of the assets of the BKRF, and by all of the assets and securities issued by the limited-purpose, wholly owned indirect subsidiaries of the Company. The two credit agreements contain certain customary events of default, including events relating to non-payment
of
required
interest,
principal
or other amounts due on or with respect to the Senior Credit Facility, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. In addition, on March 26, 2021 we amended the two credit agreements to require
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
equity
financings.

Our Senior Credit Facility and Mezzanine Credit Facility agreements used to finance our acquisition of the Bakersfield
Biorefinery bear interest at a high rate (12.5% and 15.0%, respectively). In addition, they grant certain lenders membership interests, which
will
provide
the
Senior
Lenders
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
stock
at
an
attractive
price,
or
at
all,
which
will
result
in
the
loss
of
your
investment.

*
We
have
a
stockholders’
deficit.

We have a history of losses and have a stockholders’ deficit of $28.7 million and $41.9 million as of December 31, 2020, and
June 30, 2021, respectively. Additionally, we had negative working capital of $50.1 million (which includes current short-term restricted cash of $2.3 million) at September 30, 2021. We had long-term restricted cash of $25.2 million as of September 30, 2021 that is excluded from our working capital calculation. Our history of losses and our negative working capital position could negatively impact
the
value
of
our
common
stock.

*   We
cannot
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
ability
of
broker-dealers
to
sell
our
common
stock
and
may
affect
your
ability
to
resell
our
common
stock.

The Company has material weaknesses in internal controls. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported
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
controls
that
is
adequate
to
satisfy
our
reporting
obligations
as
a
public
company.

As of December 31, 2020 and September 30, 2021, we had several material weaknesses in our financial reporting, these consisted of (i) ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations, and lack of approval of adjusting journal entries, (ii) inadequate segregation of duties in various key processes including the information technology control environment, and (iii) we had not performed a risk assessment and mapped the accounting processes to control objectives. We have recently implemented changes to our system of internal control over financial reporting, which we are currently implementing. However, we cannot assure you that, when fully implemented, our policies and procedures will adequately mitigate our existing weaknesses or that we will not, in the future, identify other areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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
over
our
business
and
affairs
and
have
actual
or
potential
interests
that
may
depart
from
those
of
investors.

Our officers and directors owned approximately 5,904,000 shares (or 14.7% of our outstanding voting shares), and options and convertible notes to purchase approximately 24,932,000 additional shares as of September 30, 2021. The holdings of our directors and executive officers may increase substantially in the future upon exercise rights under any of the options, convertible promissory notes or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of common stock. The interests of such persons may differ from the interests of our other stockholders, including purchasers of our securities. As a result, in addition to their influence as members of our Board of Directors or as executive officers, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including purchasers
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
stock
price
or
prevent
our
stockholders
from
realizing
a
premium
over
our
stock
price.

Our
Board
of
Directors
is
authorized
to
issue
Preferred
Stock
without
obtaining
stockholder
approval.

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of Preferred Stock, all of which remain available for issuance by our Board of Directors. These shares may be issued with such designations, rights and preferences as our Board of Directors may from time to time determine. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.
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

*   Future securities issuances could result in significant dilution to our stockholders and impair the market price of our Common
Stock.

As of September 30, 2021, we had outstanding, immediately exercisable options, warrants and convertible promissory notes for the issuance of approximately 24,952,000 additional shares of common stock. In addition, we also had outstanding unvested options for the purchase of approximately 871,000 additional shares of common stock. Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to
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
available
to
stockholders
generally.

Item
2.
Unregistered
Sales
of
Equity
Securities
and
Use
of
Proceeds

Nothing
to
report.

Item
3.
Defaults
upon
Senior
Securities

In order to fund the cost of acquiring the Bakersfield oil refinery, converting the oil refinery into a biorefinery, and paying all operating expenses during the pre-operational period, the Company in May 2020 entered into (i) a $300 million senior secured term loan facility with certain senior lenders (which credit facility has been amended to increase the loan facility to $313.2 million), and (ii)
a $65 million secured term loan facility with certain mezzanine lenders (which credit was amended to increase the mezzanine facility to $66.8 million). Both credit agreements contain extensive restrictions and covenants, including construction milestones, limitations on the use of the loan proceeds, lender consent requirements, and extensive financial and other reporting requirements.
The credit
agreements, as amended, currently also require the Company to establish a contingency reserve. See, “Item 5. Other Information,”
below. While the Company has not been in full compliance with all of these covenants and requirements, to date the Company’s lenders
have
either
waived
these
violations
or
otherwise
not
declared
an
event
of
default.

Item
4.
Mine
Safety
Disclosures

Nothing
to
report.

Item
5.
Other
Information

As previously disclosed, on July 28, 2021, certain indirect subsidiaries of Global Clean Energy Holdings, Inc. entered into an amendment to both the senior Credit Agreement and the mezzanine Credit Agreement with Orion Energy Partners TP Agent, LLC, as the administrative agent, and the lenders who agreed to provide financing under that senior secured term loan facility and the mezzanine secured term loan facility. Under these two amendments, the Company agreed to raise additional capital and to use that capital to establish a cash contingency reserve of $35 million by September 15, 2021. The $35 contingency reserve was to be established to fund any additional or unanticipated costs of construction, installing, equipping, completing, starting up, and operating the Company’s Bakersfield Biorefinery. The Company has not raised additional capital and has not funded the $35 million reserve fund. To date, the Company’s lenders have not declared an event of default and, on November 9, 2021, the lenders issued a waiver to the
Company
and
agreed
to
extend
the
date
by
which
the
$35
million
reserve
must
be
established
to
November
19,
2021.

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

SIGNATURES

In
accordance
with
the
requirements
of
the
Securities
Exchange
Act
of
1934,
the
registrant
has
duly
caused
this
report
to
be
signed
on
its
behalf
by
the
undersigned
thereunto
duly
authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: November 15, 2021	By:	/s/ Richard Palmer
Richard Palmer
President and Chief Executive Officer

Date: November 15, 2021	By:	/s/ Ralph Goehring
Ralph Goehring
Chief Financial Officer

-56-