Form 10-K
period 2021-12-31
Global Clean Energy Holdings, Inc.
filed 2022-04-04
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
(Address of principal executive offices)

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes
☐
No
☒

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTCQX Market, and for the purpose of this computation only, on the assumption that all of the Registrant’s directors and officers and any 10% or greater stockholders are affiliates), was approximately $156,453,000.

The outstanding number of shares of common stock as of March 31, 2022, was 42,223,933.

Documents incorporated by reference:
Portions of registrant’s proxy statement relating to registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report, including any documents which may be incorporated by reference into this Annual Report, contains forward-looking statements. All statements other than statements of historical fact are forward looking statements for purposes of these provisions, including statements about the timing and cost to complete the conversion of our Bakersfield oil refinery into a renewable fuels refinery and thereafter to operate that refinery for the production of renewable fuels; our plans for large scale cultivation of Camelina as a nonfood-based feedstock and its use at our Bakersfield renewable fuels refinery; our plans to expand Global Clean Energy Holdings’ Camelina operations beyond North America; forecasts and projections of costs, revenues or other financial items; the availability, future price and volatility of feedstocks and other inputs; the plans and objectives of management for future operations; changes in governmental programs, policymaking and requirements or encouraged use of biofuels or renewable fuels; statements concerning proposed new products or services; the anticipated size of future Camelina production; future conditions in the U.S. biofuels and renewable fuels market; our current and future indebtedness and our compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements; and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements, including not to occur at all. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties including any other factors referred to in our reports that we file with the Securities and Exchange Commission. All subsequent forward-looking statements attributable to this company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Introductory Comment

Throughout this Annual Report, the terms “we,” “us,” “our,” “our company,” and “the Company” collectively refer to Global Clean Energy Holdings, Inc. and its wholly-owned subsidiaries. References to “GCEH” refer only to Global Clean Energy Holdings, Inc.

GCEH is a Delaware corporation. GCEH currently operates through various U.S. and foreign subsidiaries that are currently wholly-owned. The principal subsidiaries include: (i) Sustainable Oils, Inc., a Delaware corporation that conducts breeding and owns proprietary rights to various Camelina varieties and operates our Camelina business; (ii) GCE Holdings Acquisitions, LLC and its five Delaware limited liability company subsidiaries that were formed to finance and own, directly or indirectly, our Bakersfield Renewable Fuels, LLC, a Delaware limited liability subsidiary that owns the Bakersfield Renewable Fuels Refinery; (iii) GCE Operating Company, LLC, our subsidiary that operates our Bakersfield, California renewable fuels refinery, and employs various personnel throughout the Company; (iv) Agribody Technologies, Inc., our Delaware subsidiary that owns and oversees aspects of our plant science programs; and (v) Camelina Company Espana, S.L., our Spanish subsidiary that develops proprietary Camelina varieties and leads our business expansion opportunities in Europe and South America. We also own several foreign inactive subsidiaries.

Per Share Information

On March 26, 2021, GCEH
effected a one-for-ten reverse stock split. All common stock and per share information (other than par value) contained in this Annual Report has been adjusted to reflect the foregoing reverse stock split.

PART I

ITEM 1      BUSINESS

Overview

GCEH is a uniquely positioned, vertically integrated renewable feedstocks and finished fuels company. Our business model is designed to control all aspects of the value chain, with one end of our business anchored in plant science and the other in renewable fuels production. We contract directly with farmers to grow our ultra-low carbon, nonfood, proprietary Camelina crop on fallow land to process at our own renewable fuels refinery in Bakersfield, California (the “Bakersfield Renewable Fuels Refinery”). Once online in the second half of 2022, the 15,000 barrels per day (“BPD”) facility will sell up to its full production capacity of renewable diesel (“RD”) for a minimum of five years to ExxonMobil Oil Corporation (“ExxonMobil”) through a pair of long-term supply agreements.

Our focus is to be one economically viable solution in reducing global greenhouse gas (“GHG”) emissions via sustainable, more environmentally friendly alternatives to conventional petroleum-based fuels. The three pillars of sustainability — environmental, social, and economic — anchor our business philosophy. Through the implementation of these principals across our vertically integrated asset platform, we seek to drive long-term stakeholder value while creating a positive impact on food security by easing the demand on food crops for fuel production. By creating additive feedstock volume into an undersupplied market, our platform positions us as a globally scalable solution to the “Food
vs.
Fuel” quandary, while allowing us to continuously lower the carbon intensity of our finished fuels. We believe we can achieve “net zero” GHG footprint on all our finished fuels, including RD, renewable propane, renewable naphtha, and in the future, sustainable aviation fuel (“SAF”). By eliminating intermediaries and leveraging a vertically integrated model, we should maintain significant control of the full value chain which allows us to produce highly sustainable, low cost, high margin and ultra-low carbon finished fuels.

Over the past 15 years we have developed a portfolio of proprietary elite varieties of
Camelina sativa
(“Camelina”) to be used as a feedstock for our renewable fuels refinery, providing us with feedstock certainty unmatched in the industry. Our Camelina holds several advantages over traditional feedstocks, such as soybean oil, yielding additional Low Carbon Fuel Standard (“LCFS”) credits through a lower carbon intensity (“CI”) score, adding significant value to our end products. As a dryland farmed rotational crop grown on fallow land, Camelina does not impact food production or compete with other crops for scarce water resources. The crop land available for potential Camelina production in the Great Plains and Pacific NorthWest totals 19 million acres. The result of our vertically integrated farm-to-fuel strategy is a highly sustainable, low cost, and ultra-low carbon finished fuel.

Utilizing a farm-to-fuels strategy meaningfully differentiates our platform from our competition. Our strategy is to control all aspects of the renewable fuels value chain: (i) our upstream operations, anchored in plant and soil science, develop and produce a patented, low cost, proprietary, nonfood-based crop for use in our downstream operations; (ii) our midstream operations efficiently handle, aggregate, store, and transport feedstock to our downstream operations; and (iii) our downstream operations process and convert feedstock into drop-in renewable fuels at our Bakersfield Renewable Fuels Refinery. By eliminating intermediaries and leveraging a vertically integrated model, we have unparalleled control throughout the value chain to maximize margin generation through operational and logistical efficiencies while simultaneously minimizing feedstock costs and our GHG footprint.

Vertical Integration of the Supply Chain

In addition to our owned assets and operations, we have strategic partnerships along the entire value chain, including plant genetics, crop production, logistics, and marketing. For example, we partnered with ExxonMobil to purchase and market 100% of RD produced at our Bakersfield Renewable Fuels Refinery. ExxonMobil will purchase the majority of its production volumes through a take-or-pay structure, greatly mitigating risks felt by most renewable fuel companies.

We believe our strategy differentiates us from other renewable fuels producers by enabling us to:

-	Reduce supply chain inefficiencies by controlling the entire value chain from the Camelina feedstock to finished fuels;
-	Develop and access reliable, lower cost, ultra-low carbon feedstock through our upstream operations’ farming and plant cultivation of Camelina;
-	Build on our extensive patent position and plant science knowledge of Camelina to achieve continuous improvement in ultimate yields and output;
-	Achieve higher margins by utilizing our proprietary Camelina feedstock at our renewable fuels refinery;
-	Manage product offtake through a strategic partnership and contract with ExxonMobil;
-	Drive to a “net zero” GHG footprint for our renewable diesel and co-products; and
-	Produce drop-in renewable fuels that can be used in existing transportation engines on the road today and within current infrastructure.

Our Markets

Camelina

Camelina is a fast-growing, low input crop traditionally grown on fallow land in rotation with wheat and other row crops, allowing farmers to improve total farm economics through better overall asset utilization. As a dryland rotational crop, Camelina does not displace food crops or create a carbon penalty from Direct or Indirect Land Use Change (“LUC” or “ILUC”), which makes it unique as an ultra-low carbon feedstock and differentiates it from other feedstocks such as corn and soybean.

Camelina Statistics
▪ Camelina yields up to ~2,000 pounds of grain production per acre
▪ Camelina grain yields a much higher percentage of oil relative to soybeans (38% vs. 19%)
▪ Each acre of Camelina grain results in approximately 760 pounds of Camelina oil (or 106 gallons of Camelina oil)
▪ Each acre of Camelina grain results in an Renewable Diesel equivalent of >100 gallons
▪ Grows with less than 10” annual rainfall
▪ Does not compete for scarce water resources
▪ Low input crop with tolerance to pests and disease
▪ Grown on empty (fallow) land in wheat and other annual crops’ field rotation cycle
▪ Gives farmers additional revenue from unused land in their portfolio
▪ Utilizes farmers’ existing agricultural equipment
▪ Does not displace food or create indirect land use change

In addition to using Camelina oil for producing renewable fuels, processing Camelina grain also yields a U.S. Food and Drug Administration-approved protein-rich meal for supplementing animal feed, similar to canola or soybean meal. Sales of Camelina meal will aid in economically subsidizing Camelina oil, generating further cost savings to finished fuels. The market for protein meal in the western United States is roughly 4 million tons per year (“MMTPY”), which is supplied primarily from the Midwest United States. The livestock industry in California’s San Joaquin Valley, which has among the largest concentrations of cattle and dairy producers in the United States, imports all its 1 MMTPY of protein meal from out of state, creating a substantial opportunity for our local meal production. Our Camelina meal is non-transgenic (“non-GMO”), commanding a premium in addition to the benefits of the California regional basis.

Three of our Camelina varieties have been approved by the U.S. Environmental Protection Agency (“EPA”) under the Renewable Fuels Standard (“RFS”) to produce both D4 (biomass-based diesel) and D5 (advanced biofuel) Renewable Identification Numbers (“RINs”) under the Renewable Fuels Standard (“RFS2”). We have also been granted a first-of-its-kind feedstock-only LCFS pathway by the California Air Resources Board (“CARB”) for the production of renewable fuels produced from our proprietary Camelina varieties. The pathway only applies to our U.S. Patent and Trademark Office-registered seed varieties — as of today, no other Camelina seed or oil can produce LCFS compliant fuel. Because our Camelina-based biofuels do not result in ILUC emissions, we anticipate full compliance with the European Union Renewable Energy Directive 2018/2001 (“RED II”), a series of European Union sustainability and GHG emission criteria for bioliquids used in transport. Additionally, our proprietary Camelina and certain operations were previously certified by the Roundtable on Sustainable Biomaterials (“RSB”), a global, multi-stakeholder independent organization that drives the development of a bio-based and circular economy on a global scale through sustainability solutions, certification, and collaborative partnerships.

Importantly, not all biofuels are created equal. For comparison, renewable diesel produced from soybean oil has a CI score of approximately 59 grams of CO2 emissions per megajoule of energy (“gCO2e/MJ”), while our renewable diesel production using Camelina feedstock without a meal credit has a CI of only 24 gCo2e/MJ. As detailed in the graphic below, this improved CI score has the potential to result in incremental LCFS credit generation of approximately $0.56 per gallon at $122 LCFS. Finally, if the CARB approves treating Camelina meal similarly to Distillers Dried Grains with Solubles (“DDGS”) in ethanol with a credit, our finished product’s CI score could decrease to approximately 7, by reducing it an additional 16.5 gCO2e/MJ, yielding additional LCFS credits worth nearly $0.26 per gallon.

Source: CARB GREET 3.0 pathways (DCO excludes East Kansas Agri-Energy and Jaxon pathways).
Note: LCFS price per credit assumes $121.50 from Jacobsen as of 3/28/22, CA LCFS Benchmark assumes 2022 Diesel CARB benchmark of 90.41 and RD energy density of 129.65. Camelina CI score with meal credit is a Management estimate and has yet to be approved by CARB.
Definitions: SBO - Soybean Oil; DCO - Distillers Corn Oil; UCO - Used Cooking Oil.

Renewable Diesel (“RD”)

Renewable Diesel is produced by hydrotreating and isomerizing the same feedstocks as biodiesel: vegetable oils, used cooking oil (“UCO”), animal fats, etc. However, a variety of favorable qualities distinguish it as a superior fuel and enable it to carry a price premium to biodiesel. First, RD is chemically identical to petroleum-based diesel and can therefore utilize the same infrastructure and function as a drop-in, 100% replacement for petroleum-based diesel without blending. It also offers better performance and increased stability — RD does not experience the cold weather performance issues, water absorption, nor microbial growth of biodiesel. Finally, RD burns cleaner than traditional diesel, reducing local emissions (especially nitrogen oxide (“NOx”)) by up to one third, and alleviating engine maintenance issues.

RD has a large addressable market. Because RD is a 100% replacement for petroleum-based diesel, the total addressable market includes the collective consumption of biodiesel, RD, and petroleum-based diesel. In aggregate, the United States transportation sector consumed 48 billion gallons of these fuels in 2019, with almost 4 billion gallons consumed in California alone. In 2020, which includes the impacts of the COVID pandemic resulting in reduced mileage driven, there were 3.6 billion gallons consumed in California and 44.5 billion gallons consumed in the United States.

California consumes the most RD in the United States due to its strong and well-established LCFS program. In 2019, California consumed 618 million gallons (MMGal), which represented over two thirds of total demand in the U.S. Most of the remaining RD was consumed in Oregon through its Clean Fuel Program (“CFP”). In 2019, U.S. demand for RD of 912 MMGal was met by domestic production of 492 MMGal and imports of 420 MMGal. In 2020, demand for RD was 589 MMGal in California and 969 MMGal in the United States. Domestic production was approximately 533 MMGal and imports were approximately 435 MMGal.

Other Finished Fuels

Propane: An estimated 590 MMGal of propane were consumed in California in 2018, of which, 59.5% originated from refinery production and 40.5% originated from natural gas plants. The majority of this, 334 MMGal, was sourced from refinery production in California. Most of the propane imported to California for consumption was sourced from natural gas plants, 113 MMGal, with over half of the imported volume sourced from Canada. The availability of a consistent supply of renewable propane will be relatively new to the California market.

Environmental Attributes

The Renewable Fuel Standard is a national policy requiring a certain volume of renewable fuels to replace or reduce the quantity of petroleum-based transportation fuels, heating oil, or jet fuel. Renewable fuels generate tradeable RINs credits that refineries and importers of diesel (known as obligated parties) are required to purchase to offset their production emissions. RD generates 1.7 D4 biomass-based diesel RINs per gallon, where naphtha generates 1.5 D5 advanced biofuel RINs, and liquified petroleum gas (“LPG”) generates 1.1 D5 advanced biofuel RINs. While RD generates D4 RINs when produced from soy, D5 RINs for coproducts are not generated when produced from soy.

California Low Carbon Fuel Standard

LCFS is a market-based incentive program intended to reduce the CI of transportation fuels within the state of California. Rather than a set credit per gallon like the RFS, the CI score of a fuel is assessed individually with one LCFS credit representing one metric ton of CO2. CARB sets a CI benchmark for fuels, which decreases annually, creating compliance requirements. To meet these compliance requirements, obligated parties such as refiners of gasoline, diesel, and jet fuel, purchase tradeable LCFS credits generated by renewable fuels to offset their deficits. RD and its co-products are all eligible to participate in the LCFS program.

California Cap at the Rack (“CAR”)

California’s Cap-and-Trade program is a market-based regulation that is designed to reduce GHGs from multiple sources by setting a firm limit or cap on GHGs. Obligated parties are required to purchase California Carbon Allowances (“CCAs”). RD and its co-product producers are required to purchase next to zero CCAs, increasing their value compared to petroleum-based fuels.

Blenders’ Tax Credit (“BTC”)

Originally passed in 2004, qualified producers or blenders are eligible for a federal income tax credit of $1.00 per gallon of pure biodiesel or renewable diesel produced or blended. Since its inception, the BTC has been extended or retroactively applied every year. It is currently active through 2022.

Other Renewable Markets

Oregon implemented its Clean Fuel Program (“CFP”), which closely mirrors California’s LCFS program, in 2016. Other states are also expected to begin implementing their own transportation fuel policies in the near-term. For example, Washington State recently passed legislation mandating an LCFS program by 2023, while New York, New Mexico, Minnesota, and a number of other Midwest States are evaluating similar programs to help meet their long-term emissions reduction targets. In addition, Canada will also represent an important market as it implements its own LCFS program starting in 2022. Europe also has several established renewable fuels programs.

Our Competitive Advantages

-
Fully integrated business model.
Our competitive advantage in the renewable fuels market comes from (i) our ownership of a large plant genetics portfolio and associated patents, (ii) our existing and expanding arrangements for the cultivation of our proprietary Camelina crops, (iii) the aggregation, storage, and transportation of our feedstock, and (iv) our ownership of the Bakersfield Renewable Fuels Refinery as our downstream refining facility. These assets were assembled to resolve feedstock scarcity concerns, reduce feedstock cost, optimize product value, and generate leading margins even under adverse market conditions. By developing and sourcing feedstock directly from farmers, we control the quality and priority of production, eliminate intermediaries, and produce a true cost-based feedstock that is not subject to the supply limitations, uncertainties, and market volatility of other feedstocks. We are also using our vertical integration strategy to drive to a “net zero” fuel and further enhance our compliance credit and environmental attribute monetization.

-
Proprietary, low carbon, nonfood-based feedstock.
Our proprietary Camelina is grown on fallow land, creating additive feedstock volume into an undersupplied market. This positions us as a globally scalable solution to the “Food
vs.
Fuel” quandary and lowers the carbon intensity of our finished fuels. Even without a potential meal credit, LCFS credits for RD produced from Camelina are worth more per gallon than RD produced from soybean oil. Also, the co-products produced by Camelina are eligible for D5 RINs, whereas those produced from soybean oil are not currently approved. Finally, Camelina insulates us from the market volatility of food-based feedstocks and is not subject to macroeconomic constraints like other low CI feedstocks (
e.g.
UCO on fried food, tallow and Choice White Grease (“CWG”) on meat consumption, and Distillers Corn Oil (“DCO”) on gasoline/ethanol). Our competitive advantage is protected by intellectual property including patents in plant genetics, agronomics and cultivation know-how, in addition to a number of strategic and targeted regulatory approvals. Our patented seed varieties are further differentiated given their performance across a diverse range of agronomic and climatic settings and produce reliable yields, oil content, and chemical composition as well as protein content.

-
Strategically located renewable fuels refinery.
Our renewable fuels refinery is strategically located in Bakersfield, California. A double-track, mainline BNSF railroad connects the refinery to the Great Plains farming region, which we have targeted as the prime area for growing our Camelina, thereby providing us with low-cost feedstock transportation differentials. The Bakersfield Renewable Fuels Refinery also has an option for Union Pacific railroad access. We operate within the San Joaquin Valley of California, which is a large distillate demand center for trucking and agriculture. This premier location provides direct access to the highly regulated and subsidized renewable fuels demand centers in California, proximity to other low-CI feedstocks such as tallow and UCO, and an underserved market for our Camelina meal. Our location in California eliminates the logistical challenges of transporting renewable fuels to California for LCFS credits and provides access to increasing transportation fuels demand in Oregon, Washington State, and British Columbia.

-
Stable cash flows backstopped by a long-term Product Offtake Agreement and further enhanced by the Term Purchase Agreement.
The fee-based, take-or-pay structure of the binding toll-like Product Offtake Agreement (“Offtake Agreement”) that we have entered into with ExxonMobil provides us with cash flow visibility, insulation from market fluctuations, and regulatory risk mitigation. The Offtake Agreement includes a minimum volume commitment of 105 MMGal per year, reflecting 50% of nameplate capacity of the Bakersfield Renewable Fuels Refinery and 70% of expected near-term production. Through the agreement, 100% of the feedstock cost is passed through to ExxonMobil and we receive a fixed fee per gallon of renewable diesel, 50% of the BTC, and 25% of the value attributed to contracted Camelina volumes. In addition, we have also entered into a Term Purchase Agreement (“TPA”) with ExxonMobil under which ExxonMobil has the exclusive right to purchase all remaining renewable diesel volumes produced by the Bakersfield Renewable Fuels Refinery.

-
Feedstock flexibility enhances cost control and supply assurance
. The Bakersfield Renewable Fuels Refinery will be able to refine a variety of low carbon feedstock, including (i) Camelina oil produced from our patented Camelina varieties, (ii) soybean oil, (iii) UCO, (iv) inedible animal fat, and (v) other vegetable oils. Initially, the Bakersfield Renewable Fuels Refinery will principally produce its renewable fuel products from soybean oil until the production of Camelina oil ramps up. Our target is to ultimately supply 100% of the feedstock of the Bakersfield Renewable Fuels Refinery utilizing Camelina oil.

-
Large footprint for future expansion and permitting advantages.
Our 510-acre site at the Bakersfield Renewable Fuels Refinery, with 2.8 million barrels of onsite tankage, provides substantial opportunities for expansion, including agricultural processing assets, additional renewable fuels capacity, solar, and other value-creation opportunities. The renewable fuels refinery also has legacy assets that may simplify or eliminate the regulatory approval and permitting processes for installing additional capabilities or expansion on the site.

-
Proven process and commercial end-use products.
Renewable diesel is a well-established fuel developed through proven production processes, with over 20 operating units globally and four comparable facilities operating in the U.S. Our renewable diesel will be produced by a proven hydrotreating process utilizing renewable feedstock that is chemically identical to, and entirely fungible with, petroleum-based diesel.

-
Experienced management team.
We have assembled a management team that has significant combined experience within (i) industrial and utility scale energy project implementation and operations, (ii) refinery and engineering management, (iii) project and turnaround construction management, and (iv) environmental and regulatory proficiency (v) plant genetics and breeding, (vi) plant science and agronomy support and (vii) regulatory compliance.

Plant Science Activities

Our integrated biofuels platform combines our internal plant science research and development programs with collaborations with leading public academic institutions, private researchers, private and public companies, farmers and cooperative partnerships for crop production, and other strategic relationships for product sales and distribution. Our intellectual property rights around feedstock production know-how are primarily held by our three wholly-owned subsidiaries, Sustainable Oils, Inc. (“SusOils”), Agribody Technologies, Inc. (“ATI”) and Camelina Company Espana, S.L. (“CCE”). These three entities provide a full spectrum of Camelina plant science activities including breeding, intellectual property development, defense and protection, crop analysis, carbon intensity tracking, grower engagement, certified seed growing, monitoring, labeling and sales, partner engagement, and infrastructure development.

SusOils is a plant science and crop development company with an industry-leading portfolio of intellectual property, regulatory approvals and deployment experience for elite varieties of Camelina. SusOils is engaged in the breeding and development of novel enhanced varieties of Camelina intended to advance key agronomic attributes of the crop. SusOils currently holds four issued U.S. patents, six pending patent applications, and six Plant Variety Protection Certificate applications.

ATI, acquired in April 2021, supplements our efforts to improve our proprietary varieties of Camelina and develop only non-bioengineered Camelina varieties. ATI owns 15 issued U.S. patents related to the use of bioengineered and non-bioengineered genome editing technologies to increase yield and other sustainability traits in Camelina and many other crops. ATI was recently issued a key utility patent with broad claims for genome editing specific mutations in a gene present in all plants, including Camelina, to confer higher yield, tolerance to stress, and longer shelf life.

CCE, which is headquartered in Madrid, was acquired in December 2021. CCE owns 11 proprietary Camelina varieties and maintains an active plant breeding program with more than 600 Camelina accessions and varieties that enable the sustainable introduction of Camelina in different crop rotations without displacing any primary crops. CCE is Europe’s largest Camelina crop innovator and seed producer. CCE has extensive experience in Camelina production along the complete value chain, having supplied sustainable and certified Camelina oil for aviation biofuel production and Camelina meal.

Renewable Fuels Refinery Acquisition

GCEH acquired a crude oil refinery in Bakersfield California in May 2020 that is now owned by wholly-owned GCEH subsidiary Bakersfield Renewable Fuels, LLC (“BKRF”). BKRF’s crude oil refinery is being retooled and refurbished into a renewable fuels refinery, which is expected to be completed in the second half of 2022. Once complete, the Bakersfield Renewable Fuels Refinery will produce renewable diesel from both SusOils’ proprietary Camelina as well as a traditional slate of renewable feedstocks such as vegetable oils, waste fats, and greases. When completed, the Bakersfield Renewable Fuels Refinery will be the largest renewable fuels facility in the western United States, the second largest in the United States, and, once Camelina is the primary feedstock, the largest in the country that produces renewable fuels from nonfood feedstocks.

Summary of Recent Developments

$145 Million Series C Preferred Stock Offering and Warrants.
 On February 23, 2022, we sold 145,000 shares of our newly created Series C Preferred Stock (the “Series C Preferred”) and five-year warrants (the “GCEH Warrants”) to purchase up to an aggregate of 18,547,723 shares of our Common Stock at an exercise price of $2.25 per share to ExxonMobil Renewables LLC, an affiliate of ExxonMobil, and 11 other institutional investors (all of whom are also lenders under our existing Senior Credit Facility) for an aggregate purchase price of $145 million. As additional consideration for ExxonMobil’s investment, we also granted ExxonMobil Renewables LLC additional warrants (the “GCEH Tranche II Warrant”) to purchase up to 6.5 million shares of common stock at an exercise price per share of $3.75 until February 22, 2028, and a warrant to acquire 19,701,493 shares (representing 33%) of our SusOils subsidiary for $33 million ($1.675 per share) until February 22, 2027. The GCEH Warrants and GCEH Tranche II Warrants may be exercised for cash or by means of cashless exercise, however the GCEH Tranche II Warrants cannot be exercised until the earlier of (i) the date on which ExxonMobil extends the term of the five-year Offtake Agreement that we entered into with ExxonMobil effective April 10, 2019 (as amended), or (ii) a change of control, sale, or the dissolution of the Company. Under the Certificate of Designations of the Series C Preferred stock, the holders of the Series C Preferred stock are entitled to receive dividends at a rate of 15%; provided that, until March 31, 2024, we may elect not to pay some or all of the accrued dividends in cash, in which case the unpaid dividends shall accrue and be added to the original issuance price of the shares of Series C Preferred. The shares of Series C Preferred have no voting rights, except as required by law, however Exxon Mobil has the right to appoint two directors to GCEH’s Board of Directors. The Certificate of Designations of the Series C Preferred Stock provides for mandatory redemption upon a Change of Control or Event of Default (as defined therein) and are not convertible into shares of our common stock.

Assignment of Mezzanine Credit Facility
.  As part of the financing that we obtained in May 2020 to purchase and construct the Bakersfield Renewable Fuels Refinery, BKRF HCB, LLC, the indirect parent of BKRF OCB, LLC, entered into a mezzanine credit facility (“Mezzanine Credit Facility”) with a group of mezzanine lenders (“Mezzanine Lenders”), which, as of  February 23, 2022, BKRF HCB, LLC was entitled to borrow $67.4 million. Prior to February 23, 2022, no mezzanine loans were funded. Loans under the Mezzanine Credit Facility are fully secured by all of the assets of BKRF HCB, LLC and its direct parent company, including, among other collateral the Bakersfield Renewable Fuels Refinery, mature in November 2027, and bear interest at the rate of 15.0%. GCEH assumed all of the rights and obligations of the Mezzanine Credit Facility from the mezzanine lenders and GCEH fully funded the $67.4 million mezzanine loan obligation to BKRF HCB, LLC from the net proceeds of the Series C Preferred offering and, thereby, extinguished such loan with the previous Mezzanine Lenders. Accordingly, any future cash distributions that previously would have been paid to the original third-party Mezzanine Lenders will hereafter be retained by GCEH.

Appointment of Additional Directors
.  Since the middle of the last fiscal year, GCEH has added four new members to its Board of Directors. In July 2021 we added Phyllis E. Currie and Susan L. Anhalt. In February 2022 we added Amy K. Wood and E. Nicholas Jones to the Board of Directors, both nominated by ExxonMobil pursuant to the Certificate of Designations of the Series C Preferred. Ms. Currie is the previous Chair of the Board of Midcontinent Independent System Operator, the former General Manager of Pasadena Water and Power, and has held various positions at the Los Angeles Department of Water and Power, including Chief Financial Officer. Ms. Anhalt is a business attorney and the founding attorney of SLAE Inc., a law firm serving technology start-up and growth companies. Ms. Wood is Americas Feed & Product Manager at ExxonMobil and is responsible for supply chain optimization for America’s crude and products, circuit economics, and biofuels business development, while Mr. Jones is the Research & Engineering Process Engineering Division Manager at ExxonMobil and is responsible for technology deployment and technical support to ExxonMobil’s global manufacturing sites for refining technologies, process safety and environmental activities.

Acquisition of Agribody Technologies, Inc.
  In April 2021, we acquired Agribody Technologies, Inc. (“ATI”), a private agricultural biotechnology company in an all-stock transaction for a total value of approximately $5 million. In consideration for ATI, we issued 830,526 unregistered
shares
of our common stock
, with each share having an approximate value of $6.02. ATI, which we acquired to speed up the development of novel Camelina varieties for SusOils, holds 14 issued U.S. patents for bioengineered manipulation of the DHS/eIF-5A genetic switch, and an issued key utility patent with broad claims for genome editing of the DHS gene to improve key agronomic traits in all plants.

Acquisition of Entira, Incorporated.
  In November 2021, we acquired Entira, Incorporated, an agriculture business and marketing consulting firm (“Entira”), to bolster SusOils’ Camelina production strategy and the roll-out of its Camelina development program. As consideration for the purchase of Entira, we issued a total of 407,150 unregistered shares of our common stock, which were valued at $6.05 per share and assumed liabilities for a total purchase price of approximately $2.5 million. Entira has been integrated into SusOils.

Acquisition of Camelina Company Espana, S.L.
   In December 2021, we acquired Camelina Company Espana, S.L. (“CCE”), a private limited company. Based in Madrid, Spain, CCE is Europe’s largest Camelina crop innovator and seed producer. We acquired CCE for a total purchase price of €7.3 million (approximately U.S. $8.3 million
USD
at that time), which price was paid by the delivery of (i) €0.7 million in cash
($0.8 million USD),
(ii) €0.7 million
($0.8 million USD)
in one-year, unsecured interest-free promissory notes, and (iii) 1,353,951 unregistered shares of our common stock
, valued at $4.957 per share, or an aggregate of €5.9 million
($6.7 million USD).
Established in 2010, CCE will lead our initiatives to expand our Camelina operations into Europe and South America.

Business Operations-Strategy

Our strategy is to control the vertical integration of our supply chain, from development and cultivation of lower cost, nonfood-based feedstock, to the production of ultra-low carbon finished renewable fuel products. Key elements of our forward strategy include the following:

-
Further disintermediate the market for biofuels.
We plan to co-locate agricultural processing assets with our renewable fuels refinery. Upon site completion, this co-location strategy will reflect optimized operations, increased energy efficiency, and streamlined logistics capacity throughout the downstream markets we serve. We believe the co-location and integration of these systems will result in significant operating efficiencies, utility savings, decreased carbon intensity, and other synergies across both our renewable fuels refinery and agricultural operations.

-
Expand Camelina production, domestically and internationally.
Over time, we expect Camelina to be the primary feedstock at the Bakersfield Renewable Fuels Refinery, and we also aim to grow our Camelina operations beyond supplying just our renewable fuels refinery. Our plan is to accelerate the deployment of our proprietary feedstock and our business model in the United States and abroad, directly or with strategic partners, and to pursue additional opportunities and efficiently grow our proprietary Camelina feedstock. We also intend to expand CCE’s operations in Europe and are investigating Camelina production opportunities in South America.

-
Enhance our midstream assets.
We have contracted for the use of key midstream assets for the separation, handling, consolidation, storage, and transportation of our Camelina feedstock, providing significant benefits to farmers. We utilize grain facilities at convenient, centralized sites in regions that can produce our Camelina on a large scale and are connected to shuttle train loops, allowing for the most energy and cost-efficient way to transport agricultural commodities across land. To further enhance our vertically integrated asset chain, we intend to build our own silos along existing rail loops.

-
Leverage strategic multi-commodity counterparty relationships.
Due to our vertical integration, our agreements for the sale of finished products and purchase of feedstocks have the potential to overlap, creating an opportunity for mutually beneficial strategic relationships. For example, Camelina meal sales to local agricultural markets has the potential to open doors for the purchase of tallow or renewable natural gas.

-
Improve and expand regulatory approvals
. Although we currently have a fully approved feedstock pathway for Camelina under LCFS, our pathway could be further improved by treating Camelina meal similarly to DDGS in ethanol with a credit. If CARB approves a Camelina meal credit, our finished product’s CI score could decrease by an additional 16.5 gCO2e/MJ, yielding additional LCFS credits adding significant value per gallon. Additionally, we anticipate full compliance with the European Union’s sustainability and GHG emission criteria for bioliquids used in transport, the Renewable Energy Directive or RED II.

-
Achieve a “net zero” GHG footprint and promote ESG ideals
. Our goal is to produce the most sustainable, least carbon intense, lowest cost fuel possible without impacting food security or causing indirect land use change. While our proprietary Camelina achieves much of our goal, we plan to further decrease our carbon intensity through efficiencies gained by co-locating agricultural facilities, harnessing wasted steam, and adding a more efficient Steam Methane Reformer (“SMR”). We are also considering further opportunities to reduce our carbon footprint, such as utilizing onsite photovoltaic solar, renewable natural gas, and carbon capture.

Camelina and Sustainable Oils Background

   SusOils has been the leader in the development and regulatory approval of Camelina for over a decade. In 2013, Camelina was approved as an advanced biofuel feedstock and was granted a pathway under the EPA RFS program enabling it to produce D4 or D5 RINs from biodiesel, renewable diesel, jet fuel, heating oil, naphtha and LPG. The EPA’s evaluation confirmed Camelina, and its co-products met the emissions reduction thresholds prescribed in 40 CFR§80.1426 of the RFS. As a result of the approval, Camelina is at a competitive advantage over other oilseed crops with an RFS pathway.

In March 2015, CARB approved a first-of-its-kind feedstock-only pathway for SusOils’ Camelina oil derived from its three patented Camelina varieties to qualify under the LCFS. The pathway only applies to SusOils’ U.S. Patent and Trademark Office-registered seed varieties. No other Camelina seed or oil can be used to produce LCFS compliant fuel. GCEH believes its newly developed patented varieties will also be approved by CARB.

Camelina Development and Activities

A key element of our domestic and international business plan is to control the development and production of the underlying base materials, or feedstock, required to produce renewable diesel. In the U.S., production will be directed to our Bakersfield Renewable Fuels Refinery. Our goal is to use the feedstock oil produced from our enhanced proprietary varieties of Camelina as a significant component of the Bakersfield Renewable Fuels Refinery’s feedstock. In order to leverage available cultivation assets, we contract with numerous farmers for the planting of our certified Camelina seed, which will be used for Camelina grain production for either the current or future crop years. As of March 30, 2022, we have produced enough certified Camelina seed to plant over 220,000 acres in the U.S. utilizing our proprietary varieties of Camelina, and have certified seed for another 140,000 acres of seed outside the U.S. Although farmers in six Western U.S. states have commercially produced Camelina, our principal focus in the near term has been on the production of Camelina in Montana and Kansas.

           In November, 2021 we relocated our SusOils headquarters to Great Falls, Montana, which is at the southern portion of the rich farming area known as the Golden Triangle. This location is expected to provide agronomy support to our growers in Montana and to further research and development activities on our proprietary Camelina development. We have historically outsourced various agronomic and grower research and development efforts. However, we have recently brought our Camelina development and grower support efforts in-house. Our acquisition of ATI has allowed us to accelerate our plant development efforts, and we have also hired a research and development team at our Montana facility, which has the expertise to fully engage in additional Camelina breeding and elite variety development. In November 2021, we also acquired Entira, an agriculture business and marketing consulting firm, to lead our Camelina agronomy team and to support SusOils’ efforts in plant science and grower development, education and support. Entira represented SusOils for several years prior to its acquisition.

Our strategy for contracting more acres for Camelina production is a cost-based model. We view our contracted growers (or farmers) as partners and it is our goal to incentivize them to grow our proprietary Camelina seed. Since our seed is grown on fallow acres (or acres that can be double-cropped, but would not normally be double-cropped), planting Camelina will not displace the cultivation of other crops, and any additional economic benefits from growing Camelina will add revenues to these contracted growers. Camelina is a fast-growing (around 100 days) dryland crop that does not degrade the soil for the next crop – attributes which are very beneficial to the growers. The equipment required for planting, monitoring, harvesting and storing the grain (in the short term) is the same equipment used for other small-seeded grains and, therefore, is already owned or controlled by the grower. Growing Camelina typically does not require additional capital investments by the grower. We believe our value proposition for contracted growers will benefit them through crop diversification, allow them to convert idle acres into productive acres, and provide them with long-term sustainable economics. We believe this will also have a positive economic multiplier effect in these rural communities. We use our personnel and strategic partners to communicate with, and educate potential growers about the benefits of growing our elite Camelina varieties. Our team also provides agronomy support from planting to harvesting and is focused on increasing the number of growers and the overall acreage under production.

Montana experienced extreme heat and drought in 2021, which reduced the yields of most crops, including Camelina. Despite severe weather conditions, our Camelina varieties fared better than most other crops in Montana. We believe the harsh 2021 growing season in Montana has demonstrated the sturdiness and stress tolerance of our proprietary Camelina varieties, and is an indication of the economic viability of the crop even under such harsh conditions. We targeted Montana and Kansas for our first phase of commercial Camelina production because of our prior operating history there and because there are an estimated 13 million acres of farmland that can potentially grow Camelina in these two states.

We are actively broadening our outreach to new growers in other states. Camelina is also currently being grown for us by  farmers in Colorado, Idaho, Oregon and Washington. These states represent a potential for 4 million Camelina  acres  in the future.

               Improving Camelina Varieties - Worldwide

Through our subsidiaries, we currently hold patents and Plant Variety Protection certificates to 20 elite Camelina varieties.
These include six new Camelina varieties, which are covered by both the utility patent applications that were filed in 2020 with the United States Patent and Trademark Office (“USPTO”), and by applications filed in 2021 under the Plant Variety Protection Act. We continue our traditional breeding, genomics and genome editing Camelina research and development programs in an effort to improve the yields, oil composition, stress and herbicide tolerance, and other important agronomic characteristics of our elite Camelina varieties. Under current yields and normal weather patterns, we expect that the certified seed produced from one acre of our certified Camelina can plant between 200 to 230 acres of our enhanced varieties of Camelina grain. Based on our ongoing Camelina research and development efforts that both increase the yield and improve cultivation efficiencies, we expect that yields per acre will increase in the future, and that more Camelina oil will be extracted from its grain. Accordingly, although we have based our production estimates on the existing yields, we believe our Camelina yield conversion ratios will continue to improve over the next several years as new varieties are commercially released.

              Camelina Farming Operations - United States

In 2020, SusOils commenced its commercial Camelina crop production and produced enough Camelina grower (certified) seed for the 2021 planned Camelina plantings. In 2020, SusOils also expanded its research acreage to approximately 1,500 acres. In 2021, SusOils had approximately 13,000 and 1,100 acres under commercial grain and seed production, respectively, and has enough certified seed for over 220,000 acres for future production. As of March 31, 2022, commercial production of Camelina grain is ongoing in Montana, Kansas, Colorado and Washington.

            Camelina Farming Operations - Europe & South America

Through CCE, we now have additional certified seed inventory in Spain to support another 140,000 acres of grain production in Europe or South America. CCE has a pilot project utilizing Camelina as a summer double crop in France comprising over 6,000 acres in 2022. We are also pursuing ways to launch commercial grain production in South America in 2022 and are considering acquiring infrastructure assets in South America to accelerate Camelina production and handling in that continent. Our efforts in Europe and South America are aimed at developing an overall farmer strategy to accelerate deployment in Camelina grain production.

Anticipated Camelina Yields

The number of pounds of Camelina grain that can be produced per acre of U.S. farmland will vary based on a number of factors (including the variety of SusOils or CCE Camelina that is planted), and under normal circumstances can range from an estimated 1,500 pounds per acre to 2,500 pounds per acre. In drought or stressful conditions, the average yield per acre could be significantly reduced. We anticipate that the yields in South America will be lower than those achieved in the U.S. due to soil conditions and farming practices. The following table is an approximation of the expected average amount of oil, meal, renewable diesel equivalents, and other renewable products that can be produced per acre based on the number of pounds of Camelina grain that an acre produces.

Metrics of Camelina Grain Produced to Renewable Products
Produced:
Grain Production per acre (lbs/acre) 1	1,500	2,000	2,500
Renewable Products from Grain Production:
Oil produced per acre @ 40% (lbs/acre) 2	600	800	1,000
Oil produced per acre (gal/acre) 3	80	106	133
Meal Feed produced (lbs/acre) 4	870	1,160	1,450
Renewable Diesel Equiv. per acre (gal/acre) 5	75	102	125
Other Renewable Products (gal) 6 Renewable Propane, Butane & Naphtha	10.6	11.4	17.3

Notes:
1.	Assumes a range of 1,500-2,500 lbs of Camelina oilseed (grain) produced
2.	Assumes ~40% seed oil content
3.	Assumes 7.5 lbs of Camelina Oil per gallon
4.	Assumes 58% biomass (meal) content includes a 2% processing loss
5.	Assumes an 94% feedstock to renewable diesel conversion
6.	Assumes an overall feedstock to total product conversion of 107%, less renewable diesel fraction

Bakersfield Renewable Fuels Refinery’s Status and Operations

The Bakersfield refinery site we acquired in 2020 had significant infrastructure in place at the time of our acquisition, including grid power, natural gas pipeline access, steam generation, fiber and controls, rail access and railway facilities, and an eight-bay truck rack and storage tanks capable of storing up to 3.3 million barrels of feedstock and/or product. We are in the later phases of the reconstruction and conversion of the former crude oil refinery into a renewable fuels refinery, with testing and the installation of some upgrades to existing infrastructure to be completed in mid-2022
, and
we now
expect
to begin commercial renewable fuels refinery operations in the second half of 2022.
Conversion
of the refinery was delayed primarily due to engineering, procurement and construction issues with our contractor
, including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We also experienced inefficiencies and delays from contracted engineering firms
and
supply chain issues related to the general lack of personnel and specialty firms
to perform required material fabrication. The proprietary hydrotreating reactor vessels that will be used to convert feedstock to renewable diesel utilizing Haldor Topsoe “HydroFlex'' technology were installed in the fall of 2021. We have upgraded the existing railroad track and related facilities at the Bakersfield Renewable Fuels Refinery to handle incoming feedstocks and have leased two electric railcar movers onsite in preparation of commercial operations.

We continue to evaluate various facility improvements and related investments that can lower our overall carbon intensity and/or costs in our operations. We are working with our utility provider to add a 10MW solar facility on site to improve our economics and to lower our carbon footprint, and we expect construction on the solar facility to begin later in 2022. We are currently evaluating constructing certain agricultural processing facilities at our Bakersfield site after the renewable fuels refinery is fully operational. Co-locating these processing units on the same site as the renewable fuels refinery equipment will provide us with more control over our feedstock processing costs and improve the scheduling of our feedstock deliveries. Being able to deliver and handle shuttle or unit-trains (which consists of approximately 110 to 120 rail cars) will improve efficiency and lower costs. Our midstream aggregation facilities are located along mainline BNSF railway lines that connect the Camelina growing regions with the Bakersfield Renewable Fuels Refinery.

The Bakersfield Renewable Fuels Refinery is being developed to process up to approximately 15,000 BPD (630,000 gallons) of renewable feedstock into renewable diesel. Upon completion, the Bakersfield Renewable Fuels Refinery is expected to initially produce an estimated 10,000 BPD of renewable diesel (420,000 gallons per day). At design capacity, the refinery is capable of producing approximately 210 million gallons per year of renewable diesel as well as other renewable co-products. We will need to make additional upgrades to the renewable fuels refinery in order to produce product at the maximum design capacity, as we will be hydrogen limited at initial startup. We are reviewing our options to increase the hydrogen capacity on site. Additionally, it is anticipated that the renewable fuels refinery can be expanded to increase the nameplate volume, and we expect to size any hydrogen expansion capacity to a higher nameplate volume.

Acquisition and Financing of Bakersfield Renewable Diesel Biorefinery

On May 7, 2020 we acquired an existing crude oil refinery in Bakersfield, California (the “Renewable Fuels Refinery Acquisition”) and are retooling and refurbishing the facility as described above. In order to finance the costs of the Renewable Fuels Refinery Acquisition and the development, construction, and operation of the refinery, we entered into two credit facilities for an aggregate of $365 million of financing (the “Financing Transaction”). Since the Financing Transaction, the lenders have increased the combined credit facilities by an additional $40 million to a total of $405 million. Our Senior Credit Facility is fully utilized at $337.6 million and our Mezzanine Credit Facility is fully funded by GCEH at $67.4 million to BKRF HCB, LLC, a wholly-owned subsidiary of GCEH.

The Renewable Fuels Refinery Acquisition and Financing Transaction were completed through various subsidiaries of GCEH, each of which is currently directly or indirectly a wholly-owned or majority-owned subsidiary of GCEH. Our primary subsidiary, GCE Holdings Acquisitions, LLC (“GCE Acquisitions”), owns the Bakersfield Renewable Fuels Refinery through certain special purpose financing subsidiaries.

Call Option Agreement

In conjunction with the closing of the Renewable Fuels Refinery Acquisition, GCEH and GCE Acquisitions entered into a Call Option Agreement with Alon Paramount pursuant to which GCEH granted to Alon Paramount an option to purchase from GCEH up to 33,333 units in GCE Acquisitions, currently representing 33% of the membership interests. The interest acquired upon the exercise of the option is only a financial interest in the net cash flow distributed by GCE Acquisitions after all operating expenses are paid and after all payments and distributions are made to Senior Lenders (“Senior Lenders”) and Mezzanine Lenders (see,
“Financing Transactions,
” below). U
nder the Call Option Agreement, until the expiration of the option, GCE Acquisitions has agreed to not transfer the ownership of any of its subsidiaries other than those contemplated by the Credit Agreements entered into with the Senior Lenders and the Mezzanine Lenders, or to modify or amend the certain material terms of such Credit Agreements.
The option, if exercised, does not provide the holder with any rights to acquire or use any products produced by the Bakersfield Renewable Fuels Refinery, nor does it grant the holder any rights to manage the Bakersfield Renewable Fuels Refinery or any of our other related businesses, including our Camelina feedstock business. The option will expire on the 90 th
day after the refinery has commercially operated for 90 days at certain target production rates.

Financing Transactions

In order to fund the acquisition and retooling of the Bakersfield Renewable Fuels Refinery, on May 4, 2020 through our newly formed special purpose subsidiaries we entered into a Senior Credit Facility with a group of Senior Lenders and a Mezzanine Credit Agreement with a group of Mezzanine Lenders. The Senior Credit Facility provided us with a $300 million senior secured term loan facility, which had been increased to $337.6 million as of December 20, 2021. The Senior Credit Facility bears interest at the rate of 12.5% per annum, payable quarterly, is secured by all of the assets of the borrowing subsidiaries (and by the equity interests and assets of the Bakersfield Renewable Fuels Refinery), and matures on November 4, 2026. As of December 21, 2021, the full amount of $337.6 million had been funded to BKRF OCB, LLC.

On December 20, 2021 GCEH entered into a binding memorandum of understanding (“MOU”) with ExxonMobil whereby ExxonMobil would purchase $125 million of contemplated preferred shares by January 31, 2022. In conjunction with the MOU, the Senior Lenders expressed interest to also purchase $20 million of the contemplated preferred shares on the same terms as ExxonMobil. Additionally, the Senior Lenders committed to fund an additional $20.0 million, (the “Bridge Loan”) under equivalent borrowing terms as the Senior Credit Facility, until the financing transaction contemplated under the MOU was completed. On December 21, 2021, the Senior Lenders funded $12.0 million of the Bridge Loan and on January 7, 2022 the balance of $8.0 million was funded. The Series C Preferred offering, which was delayed past January 31, 2022, closed on February 23, 2022 with ExxonMobil and the Senior Lenders, and concurrently the Bridge Loan, and accrued interest, was paid in full.

The Mezzanine Credit Facility, as amended, consists of a $67.4 million secured term loan facility. Borrowings under the Mezzanine Credit Facility bear interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that we may defer interest to the extent we do not have sufficient cash to pay the interest. In addition, as additional consideration for the senior and mezzanine loans, we have granted the Senior Lenders and the Mezzanine Lenders an additional financial interest by issuing to them non-voting membership interests in BKRF HCB, LLC, our borrowing subsidiary. The borrowings under the Mezzanine Credit Facility mature in November 2027. On February 23, 2022, the Mezzanine Lenders assigned their rights and obligations to GCEH, and GCEH extinguished the loan with the previous Mezzanine Lenders. GCEH then funded, to BKRF HCB, LLC, the full amount of the mezzanine availability of $67.4 million. GCEH funded this from the net proceeds from the sale of Series C Preferred stock on February 23, 2022 and this is an intercompany debt obligation. Accordingly, GCEH currently is the mezzanine lender, and any future cash distributions that previously would have been paid to the third-party Mezzanine Lenders will hereafter be paid to, and retained by GCEH. For additional information regarding the senior and Mezzanine Credit Facility, see “
Item 7, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Credit Agreements,
” below.

Engineering, Procurement and Construction Agreements

On April 30, 2020, GCE Acquisitions entered into an Engineering, Procurement and Construction Agreement with a national engineering firm pursuant to which this firm agreed to provide services for the EPC start-up and testing of the Bakersfield Renewable Fuels Refinery. The agreement was assigned by GCE Acquisitions to BKRF OCB, LLC, one of our indirect subsidiaries. BKRF OCB, LLC is the borrower under the Senior Credit Facility and BKRF HCB, LLC is the borrower under the Mezzanine Credit Facility and, combined, are the owners of the Bakersfield Renewable Fuels Refinery. The EPC contract with the original contractor was terminated, and on May 18, 2021 BKRF OCB, LLC and CTCI Americas, Inc., a Texas corporation (“CTCI”), entered into a new Turnkey Agreement with a Guaranteed Maximum Price for the EPC of the Bakersfield Renewable Fuels Project (the “CTCI EPC Agreement”). CTCI Americas is a worldwide leading provider of reliable engineering, procurement and construction services, including for the refinery market. Under the CTCI EPC Agreement, CTCI has agreed to provide services to complete the engineering, procurement, construction, pre-commissioning, commissioning, start-up and testing of our renewable diesel production facility under construction in Bakersfield, California. Under the CTCI EPC Agreement, the construction of the Bakersfield Renewable Fuels Refinery had to be completed by no later than January 22, 2022. Thereafter, CTCI will be obligated to make certain payments to us. The obligations of CTCI have been guaranteed by CTCI Corporation, the Taiwanese parent company of CTCI.

Haldor Topsoe A/S License

Effective October 24, 2018, GCE Acquisitions entered into a ten-year, non-exclusive, non-transferable license agreement with Haldor Topsoe A/S, a company established in Denmark that owns certain proprietary rights relating to processes, catalysts, and equipment designs for the hydroprocessing of natural and synthesized hydrocarbons. GCE Acquisitions licensed these rights in order to produce renewable diesel from organically derived feedstocks at the Bakersfield Renewable Fuels Refinery. Concurrently with entering into the license agreement, on October 24, 2018, GCE Acquisitions also entered into an engineering agreement with the U.S. affiliate of Haldor Topsoe to have the hydroprocessing unit designed and built at the Bakersfield Renewable Fuels Refinery, and a catalyst supply agreement for the purchase of the catalyst, with a design capacity of up to 15,000 BPD, to be used in the hydroprocessing unit. These agreements have been assigned to BKRF. The Haldor Topsoe license gives the Bakersfield Renewable Fuels Refinery the right to hydroprocess fats, oils and greases into renewable diesel, renewable propane and butane, and renewable naphtha. This license is a one-time fee for up to 15,000 BPD of production, and is approximately $1.8 million, of which $1.4 million has been paid as of March 31, 2022.

Product Offtake and Term Purchase Agreements

Product Offtake Agreement
. Our BKRF subsidiary is a party to the Offtake Agreement with ExxonMobil pursuant to which ExxonMobil has committed to purchase 2.5 million barrels of renewable diesel per year (“Committed Volume”), and we will be obligated to sell these quantities of renewable diesel to ExxonMobil. The price of the renewable diesel to be sold to ExxonMobil under the contract is based on a combination of both a fixed price and variable price. ExxonMobil’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Renewable Fuels Refinery commences operations. ExxonMobil has the option to extend the initial five year term for a second five year term. Either party may terminate the Offtake Agreement if the Bakersfield Renewable Fuels Refinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Renewable Fuels Refinery’s operations.

Term Purchase Agreement
.  Our BKRF OCB, LLC subsidiary is a party to a Term Purchase Agreement (“TPA”) with ExxonMobil under which ExxonMobil has the right to purchase additional quantities of renewable diesel from our Bakersfield Renewable Fuels Refinery, and we are obligated to sell such additional amounts of renewable diesel to ExxonMobil. Renewable diesel sold to ExxonMobil under the TPA may be resold by ExxonMobil to third parties or used or consumed by ExxonMobil or any of its affiliates. ExxonMobil will pay us a price for the renewable diesel purchased under the TPA based on an agreed formula and additional payments based on ExxonMobil’s realized margin for downstream resales of the TPA renewable diesel based on a tiered formula that is subject to a floor. ExxonMobil has agreed to ensure that all such resales are consummated at fair market prices. The TPA has a five-year term. ExxonMobil has the option to extend the initial five-year term for a second five-year term. ExxonMobil’s exercise to extend the term of the TPA must be concurrently exercised with the extension for the Offtake Agreement.

On February 23, 2022 BKRF and ExxonMobil entered into amendments to both of these agreements. The Offtake Agreement and the TPA were amended to conform certain provisions, such as the nomination procedures for volumes of renewable diesel and the dispute procedures. The Offtake Agreement was amended to provide that, if at the end of a contract year we have not delivered the contracted amounts of fuel available for delivery (other than as excused thereunder), then any undelivered amounts will be rolled forward for delivery in the following year (although the deficient amounts will not be available to be sold under the TPA).

Renewable Propane Agreement
.  Our BKRF subsidiary entered into an agreement with AmeriGas Propane, a subsidiary of UGI Corporation, to purchase all of the renewable propane produced at the Bakersfield Renewable Fuels Refinery. The agreement is at market pricing and the first twelve months of renewable propane to be delivered is estimated to be approximately 13 million gallons. The agreement has an initial term of three years.

Control, Operation and Management Agreement

In order to operate and manage the Bakersfield Renewable Fuels Refinery, we formed GCE Operating Company, LLC, a wholly-owned subsidiary of GCEH. On May 4, 2020, the Bakersfield Renewable Fuels Refinery entered into a Control, Operation and Maintenance Agreement (“COMA”) with GCE Operating Company, whereby GCE Operating Company agreed to provide all necessary services required to supervise the construction of the Bakersfield Renewable Fuels Refinery and, after the completion of construction, to operate and maintain the Bakersfield Renewable Fuels Refinery. The COMA may be terminated by either party at any time for any reason. GCE Operating Company is reimbursed for its services under the COMA. On February 23, 2022 the COMA was terminated and replaced with a simplified agreement.

Sustainable Oils License Agreement

Camelina is expected to be a primary biofuels feedstock that is used to produce renewable diesel at the Bakersfield Renewable Fuels Refinery within a few years. SusOils holds many of our Camelina intellectual properties and operates our Camelina business in the U.S. that supports our vertically integrated renewable fuels business. The shortage of feedstocks currently available for renewable fuels continues to create cost volatility that we believe can be hedged through SusOils’ purpose-grown Camelina crop deployment. This shortage, combined with the worldwide pressure towards limiting the use of food-based feedstocks for the production of fuel, will continue to increase the demand for additive and ultimately replacement nonfood-based feedstocks like SusOils’ Camelina oil. GCEH’s renewable fuels business is expected to benefit from the shifting sentiment against using food-based crops for fuel and in favor of increased use of nonfood ultra-low carbon feedstocks (such as Camelina). SusOils has agreed to provide Camelina oil based feedstock for use at the Bakersfield Renewable Fuels Refinery through a ten-year license agreement with BKRF. The SusOils license grants BKRF the limited right to process, refine, produce, market and sell Camelina oil biofuels that are derived from SusOils’s patented varieties of Camelina in North America. Under the license agreement, SusOils also grants the Bakersfield Renewable Fuels Refinery a non-exclusive, non-sublicensable, royalty-free license to use the name “Sustainable Oils” and the Sustainable Oils logo to identify its Camelina-based renewable fuels as a product of SusOils’s proprietary Camelina varieties. SusOils will manage all the Camelina production operations and agricultural activities needed for the deployment of Camelina as a purpose-grown crop for the Bakersfield Renewable Fuels Refinery.

In consideration for the rights granted under the SusOils license agreement, BKRF has agreed to pay SusOils a royalty of $0.01125 per pound of SusOils Camelina oil used at the Bakersfield Renewable Fuels Refinery. In the event that the Bakersfield Renewable Fuels Refinery does not purchase all of the Camelina produced for SusOils in any growing season, SusOils retains the right to market and sell any such excess Camelina. The license is a non-exclusive license, and SusOils will continue to have the right to produce its own crop independent of the Bakersfield Renewable Fuels Refinery.

Principal Products

Renewable Diesel

The Bakersfield Renewable Fuels Refinery will produce renewable diesel as its primary product to be sold into the transportation sector. The design of the facility indicates that over 90% of the refined products produced at the refinery will be renewable diesel and the balance will be other renewable diesel co-products, such as renewable propane, renewable naphtha, and renewable butane.

Renewable diesel is made from the same feedstocks as biodiesel, but a variety of favorable qualities distinguish it as a superior fuel, causing it to carry a price premium to biodiesel. To make renewable diesel, feedstocks such as Camelina, used cooking oil, tallow, or various vegetable oils, are hydrotreated and isomerized to produce a fuel chemically identical to fossil diesel but with less contaminants. Since renewable diesel is chemically identical to fossil diesel, it can utilize the same infrastructure and can function as a drop-in, 100% replacement for fossil diesel. Renewable diesel does not need to be blended like biodiesel for use in modern engines on the road today. Also, renewable diesel does not experience the cold weather performance, water absorption, or microbial growth issues of biodiesel. Finally, because of lower levels of contaminants, renewable diesel burns cleaner than fossil diesel, reducing emissions (especially nitrogen oxide (NOx))
by up to 85%, as well as reducing engine maintenance issues.

Biofuels Oil Feedstock

Our goal is to use Camelina as our primary feedstock at the Bakersfield Renewable Fuels Refinery. The feedstock oil needed to produce renewable jet, biodiesel, renewable diesel and hydrotreated vegetable oil (HVO) that is currently available on the market today is primarily supplied from edible seed oils, including soy, canola (rapeseed), sunflower and palm. There are other types of feedstock that can be converted into biofuels, like animal fats and recycled cooking grease. Until our Camelina production ramps up to significant levels, we will also produce renewable fuels at the Bakersfield Renewable Fuels Refinery from other seed oils, animal fats, recycled cooking grease and other types of feedstocks. However, our goal is to have Camelina oil produced from SusOils’and CCE’s patented Camelina varieties become the primary source of our biofuels feedstock. The significant advantages of Camelina over other traditional oilseed crops are that it is ultra-low carbon and does not compete for resources with other crops grown primarily for food consumption. We anticipate a minimal amount of the refinery’s feedstock requirement will be met with Camelina oil during 2022 and 2023. The amount of Camelina oil used in the renewable fuels refinery is expected to significantly increase in later years as Camelina cultivation increases. We will start our refinery production primarily using soybean oil or other organically derived feedstocks. We anticipate that we need between 840,000 and 1.4 million acres of Camelina production annually to meet 100% of the Bakersfield Renewable Fuels Refinery’s annual committed volume.

Biomass Feedstock

Camelina produces a co-product from the oil extraction process which is a non-GMO high protein meal that has been tested and approved by the Food and Drug Administration (“FDA”) as a livestock feed for cattle and poultry. This provides additional revenue and reduces the net production cost of Camelina oil, further improving feedstock economics.

Emissions Reduction Regulations

In response to anthropogenic climate change, intergovernmental organizations like the United Nations and World Bank, as well as numerous governments, supranational organizations, like the European Union, and sub-national actors, like California and British Columbia, have implemented regulations to curtail the production of greenhouse gas emissions. Regulations are beginning to span and interlace cap-and-trade policies, low carbon fuel standards, renewable portfolio standards and carbon taxes, as well as others. The overarching objective is GHG reductions and associated climate change mitigation. With the exception of a carbon tax, GHG reduction schemes utilize tradable credits that represent the reduction of a certain amount of carbon dioxide equivalent (CO
2
e) or the production of a certain volume of fuel.

Renewable energy and energy efficiency projects make up the bulk of mitigation and reduction strategies currently deployed around the world. Biofuels have been the cornerstone of renewable energy policies since the beginning and offer regulators, end users, and consumers a unique set of attributes that include sustainability, meaningful emissions reductions, and economic and energy security. Furthermore, as biofuel policies evolve, first generation feedstocks, those based on or derived from food crops, are being replaced with second generation, nonfood-based crops like Camelina. Camelina is grown on fallow rotational land or in other formats that do not displace food crops. The land used is fallow or otherwise unsuitable for food crop production at that time of year. The result is an avoidance of the controversial food versus fuel tradeoff currently hampering certain feedstocks development. This distinction between food and nonfood is critical as regulated markets mature and policies shift to discourage the conversion of food into fuel.

In the United States, federal legislation called the RFS mandates that a certain volume of biofuels are blended into the fuel supply every year. In California, the LCFS requires regulated parties to reduce the overall emissions of their fuels to a predefined ceiling. In both cases, renewable fuel producers generate tradable compliance instruments, which represent either a volume of fuel or a set amount of CO
2
reduction. These credits are then surrendered by regulated parties to demonstrate compliance. The RFS and LCFS require that fuels are made from approved pathways and feedstocks. Camelina has full EPA approval under the RFS to produce both D4 (biomass-based diesel) and D5 (advanced biofuel) RINs under the RFS2.

In March 2015, CARB approved a first-of-its-kind feedstock-only pathway for SusOils’ patented Camelina oil to qualify under the LCFS. The pathway only applies to SusOils’ U.S. Patent and Trademark Office-registered seed varieties. No other Camelina seed or oil can be used to produce LCFS compliant fuel. The Company believes its newly developed patented varieties will also be approved by CARB. At a cumulative CI of 7.58 g/MJ, our processed and renewable fuels can be produced at 24 CI, before any CI credits for the meal are applied. The result is that fuel producers and obligated parties in California can meet their LCFS emissions reduction requirements with significantly less fuel that would otherwise be required using traditional feedstocks like soybean oil (53 g/MJ). LCFS credits are generated based upon the CI of the underlying fuel, which means Camelina-based fuels will generate significantly more value per gallon than any other virgin oil-based fuel. By example, if the LCFS credit price is $200/MT of carbon, Camelina biofuels can produce more than $1.00 more per gallon than soybean-based fuel.

In September 2020, the California governor issued an executive order to end sales of internal combustion passenger vehicles by 2035. This order does not negatively impact our product as it applies to the sale of gasoline powered cars, not to renewable liquid fuels like renewable diesel. Renewable diesel targets the large scale diesel truck transportation market and is a critical component of California’s efforts to reduce greenhouse gas emissions,

Technology and Patents

Sustainable Oils
: SusOils’ Camelina intellectual property (IP) includes U.S. patents, U.S. and Canadian patent applications, as well as other intellectual properties including trademarks, trade secrets and know-how relating to the production and cultivation of Camelina as a biofuels feedstock. SusOils currently owns three issued U.S. patents on three elite Camelina varieties, as well as an issued U.S. patent for a method to alter and/or improve the fatty acid composition of Camelina seeds. SusOils recently filed six additional utility patent applications with the U.S. Patent and Trademark Office for new varieties of Camelina, and has also applied for protection with the U.S. Department of Agriculture (“USDA”) under the Plant Variety Protection Act (“PVPA”) for these six new Camelina varieties.

Camelina Company Espana
: CCE, the European Camelina company we acquired in December 2021, has obtained plant breeders’ registration certificates for five elite Camelina varieties at the European Union’s Community Plant Variety Office (“CPVO”), equivalent to the USDA’s PVPA rights. CCE also has filed another six applications in the CPVO for an additional six elite varieties. These 11 varieties have had PVP applications filed in the U.S. Similar applications are pending in certain South American countries.

Agribody Technologies
: ATI, the plant sciences subsidiary that we acquired in April 2021, holds 14 issued U.S. patents for bioengineered manipulation of the DHS/eIF-5A genetic switch, and an issued key utility patent with broad claims for genome editing of the DHS gene to improve key agronomic traits in all plants. In addition to its primary application to Camelina, this technology is being licensed or co-developed with several seed and farming companies to increase crop yields, enhance tolerance to abiotic and biotic stress, and extend the shelf life of perishable products such as fruits, vegetables and flowers.

Jatropha curcas
: We also have previously used
Jatropha curcas
(Jatropha) as a low carbon nonfood-based feedstock for renewable fuels. We have not yet patented any technology relating to our Jatropha operations, which we ceased in 2015. However, we have developed considerable know-how, trade secrets, and proprietary processes and procedures for farm development and operations management, and we own certain intellectual property related to the genetics of the Jatropha trees that were selectively bred and propagated by the Company in its earlier Latin American operations.

Our focus is to develop technologies in the following three main categories: (i) plant breeding, including genetics, genomics and genome editing, (ii) agronomy, and (iii) material processing and end use applications. Such technologies are expected to assist in reducing costs and environmental impacts, improving efficiency, reducing CI and allowing us to improve the value creation of our products.

Markets

Renewable Diesel
. Most renewable diesel in the United States is consumed in California, due to its strong LCFS program. In 2020, almost 600 MMGal of renewable diesel was consumed in California, compared to approximately 969 MMGal in the United States; most of the remaining renewable diesel is consumed in Oregon under its Clean Fuels Program. Domestic production accounted for roughly 533 MMGal and 842 MMGal and foreign imports accounted for 435 MMGal and 468 MMGal in 2020 and 2021, respectively, most of foreign supply originated in Singapore. Domestic production is forecasted to increase significantly during the next five years as projects representing over two billion gallons per year of capacity have been announced by various companies; however, we only expect a portion of these projects to actually come online.

Since renewable diesel is a 100% replacement for petroleum diesel, the total potential market is represented by the sum of biodiesel, renewable diesel, and petroleum diesel consumption by the transportation sector, which was almost 3,600 MMGal for California in 2020. The United States transportation sector consumed 45 billion gallons in 2020. Canada will also represent an important market as it implements its own LCFS program.

Agriculture
: When our Camelina grain is processed, it is separated into neat plant oil and biomass, the latter of which is a protein rich animal feed supplement similar to canola or soybean meal. An additional benefit of our animal feed is that it is non-GMO. The market for protein meal in the western United States is roughly 4 MMTPY (million tons per year), which is supplied primarily from Midwestern states that grow soybeans for protein and oil extraction. The livestock industry in California’s San Joaquin Valley, which has among the largest concentrations of cattle and dairy producers in the United States, imports all its 1 MMTPY of protein meal from out of state, creating a substantial opportunity for our local meal production. Domestic use of protein meal is estimated to be 40 MMTPY.

Environmental Impact

Biofuels have social, economic and environmental benefits that are a major driving force behind their adoption. Using biofuels instead of fossil fuels reduces net emissions of carbon dioxide and other greenhouse gasses, which are associated with global climate change and adverse regional health impacts. Biofuels are produced from renewable plant resources that “recycle” the carbon dioxide created when biofuels are consumed. Life cycle analyses consistently show that using biofuels produced in modern facilities results in net reductions of greenhouse gas compared to using fossil fuel-based petroleum equivalents. These life cycle analyses include the well-to-wheel energy equivalent of farming and production of biomass, including harvesting, conversion, transportation and utilization. Biofuels help nations achieve their goals of reducing carbon emissions and reducing importation of foreign oil. They burn cleanly in vehicle engines and reduce emissions of unwanted products, particularly unburned hydrocarbons, carbon monoxide and particulate matter. These characteristics contribute to improvements in local air quality and all associated health benefits.

We believe there is sufficient global demand for alternative, nonfood-based biofuel feedstocks to allow a number of companies to successfully compete worldwide. It is our goal to be an industry leader in producing nonfood-based inedible oils for the production of biofuels, and we are the only company with full regulatory approval for its crop, which gives us a unique competitive advantage over many foreign competitors when competing in the U.S.

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

Employees
.

As of March 31, 2022, we had 125 full time employees, of whom 108 were located in the United States and 17 were located in Spain. As of March 31, 2022, we also engaged approximately 42 full or part-time contract employees and consultants in the United States. We anticipate that we will have to hire additional employees domestically in the near future to support our operational needs. We consider our relations with our employees to be good.

Available Information

GCEH is incorporated in the State of Delaware. GCEH’s principal executive offices are located at 2790 Skypark Drive, Suite 105, Torrance, California, Los Angeles County, California 90505, and its current telephone number at that address is (310) 641-GCEH (4234). GCEH maintains a website at:
www.gceholdings.com
. GCEH’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company are available on GCEH’s website and on the website of the Securities and Exchange Commission (“SEC”) at
www.sec.gov
. GCEH and certain of its subsidiaries maintain internet websites. The information contained in the internet websites of GCEH and its subsidiaries, or connected with such websites, is not, and is not intended to be incorporated into this Annual Report.

ITEM 1A     RISK FACTORS

Investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making investment decisions regarding our stock. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

These risk factors also contain forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to
Our
Business and Industry

We have not completed the construction and commissioning of the Bakersfield Renewable Fuels Refinery. We may experience time delays, unforeseen expenses, increased capital costs, and other complications while developing the Bakersfield Renewable Fuels Refinery, which complications could delay the commencement of revenue-generating activities and increase our development costs.

The completion of the construction of the Bakersfield Renewable Fuels Refinery has been delayed, and the project currently is still under construction. Based on the schedule provided to us by our primary contractor, the Bakersfield Renewable Fuels Refinery is currently projected to be completed in the second half of 2022. While our primary contractor has agreed to complete the Bakersfield Renewable Fuels Refinery within a specified period at a maximum price to us, construction of such facilities is subject to risks such as unforeseen change orders, regulatory issues, cost overruns and delays. Delays beyond the contractor’s estimated timelines, or unexpected construction costs, could increase the cost of completion beyond maximum price in our construction agreement or beyond our budgeted costs. Furthermore, while we believe we currently hold all necessary material environmental, regulatory, construction and zoning permits for construction and start-up of the Bakersfield Renewable Fuels Refinery, no assurance can be given that we will not be required to obtain additional regulatory and land use approvals, which could also delay commencement of operations of the Bakersfield Renewable Fuels Refinery or increase its development costs. If for any reason we are unable to construct and commission the Bakersfield Renewable Fuels Refinery within the financial and timing requirements, our business and our expected operating results, cash flows and liquidity could be materially and adversely affected.

We have a limited operating history in commercially refining and selling biofuels, and while we have staff that is experienced in biofuels and renewable diesel operations, the company has no history in operating a renewable fuels refinery. Accordingly, the Company has no history from which you can evaluate our business and prospects.

We have a limited operating history and track record in the biofuels market, and no history in the construction and operations of a renewable fuels refinery. Prior to acquiring the Bakersfield Renewable Fuels Refinery, we were an energy agri-business company focused on developing our ultra-low carbon nonfood-based feedstocks for renewable fuels and chemicals in the United States, Mexico and the Caribbean. Our near-term growth strategy depends on our ability to successfully operate the Bakersfield Renewable Fuels Refinery and to provide it with sufficient feedstocks, particularly Camelina that is grown by farmers. However, we have no history of owning, developing, constructing or operating a renewable fuels refinery. As a result, our prior operating history and our historical financial statements may not be a reliable basis for evaluating our business prospects or the future value of our common stock. There is no assurance we will be able to implement our strategy in the manner we expect, if at all, or achieve our internal business projections, or that our assumptions regarding the operations of the Bakersfield Renewable Fuels Refinery or the Camelina feedstock production will be accurate. Our limited operating history also means that we may have to develop and implement various alternate policies and procedures related to Bakersfield Renewable Fuels Refinery’s development and future operations, to our feedstock supply chain, and to other matters.

Our ability to implement our business strategy may be materially and adversely affected by many known and unknown factors.

Our business strategy relies upon our future ability to successfully operate the Bakersfield Renewable Fuels Refinery and to source Camelina and other feedstocks in a cost-effective manner. Our business strategy relies on numerous assumptions and these assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. Our future ability to execute our business strategy is uncertain and unproven, and it can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our business. Among the factors that could have a material adverse effect on our ability to implement our strategy and achieve our targets are the following:

●	inability to complete the construction of the Bakersfield Renewable Fuels Refinery in a timely manner and for the anticipated cost and within our available financial resources;

●	inability to source feedstock for the Bakersfield Renewable Fuels Refinery , including Camelina, in sufficient quantities and/or at economically attractive prices;

●	failure to manage third-party Camelina cultivation operations at the expected costs and in the projected time frame;

●	inability to enroll a sufficient number of farmers to grow Camelina in to fulfill forecasted Camelina feedstock requirements;

●	failure of our proprietary Camelina varieties to produce the amount and quality of grain as expected;

●	changes in existing laws and regulations affecting energy markets in general, and renewable energy markets in particular;

●	changes in general economic, political and business conditions in the U.S., particularly those that affect the energy and renewable fuels markets;

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

Under the Offtake Agreement that we entered into with ExxonMobil , ExxonMobil has agreed to purchase 2.5 million barrels of renewable diesel per year from the Bakersfield Renewable Fuels Refinery for a period of five years following the date that the Bakersfield Renewable Fuels Refinery commences operations. We have also entered into a Term Purchase Agreement with ExxonMobil where we granted ExxonMobil the right to purchase the renewable diesel produced at the Bakersfield Renewable Fuels Refinery in excess of the amount of renewable diesel that we sell to ExxonMobil under the Offtake Agreement. Either party may terminate the Offtake Agreement if the Bakersfield Renewable Fuels Refinery does not meet certain production levels by the end of the first and second six-month periods following the commencement of the Bakersfield Renewable Fuels Refinery’s operations. ExxonMobil can also terminate the Offtake Agreement if the construction of the renewable fuels refinery is not completed by October 15, 2022. Termination of the Offtake Agreement will result in termination of the Term Purchase Agreement and could constitute an event of default under our Senior Credit Facility that provides us with $337.6 million of financing. Our obligations under the credit agreements are secured by a security interest in all of the assets at the Bakersfield Renewable Fuels Refinery and by all of the assets and ownership interests of our subsidiaries that directly or indirectly own the Bakersfield Renewable Fuels Refinery.

We are dependent on our contractors for the successful completion of the Bakersfield
Renewable Fuels Refinery.

Construction of most of the Bakersfield Renewable Fuels Refinery has been outsourced to CTCI under the CTCI EPC Agreement, but certain other contractors have also been engaged by us to, among other things, construct and refurbish railroad tracks through the Bakersfield Renewable Fuels Refinery and to install underground pipelines. Our business strategy is highly dependent on our contractors’ performance under their agreements with us. Our contractors’ ability to perform successfully under their contracts is dependent on a number of factors, including their ability to:

●	design and engineer the Bakersfield Renewable Fuels Refinery to operate in accordance with specifications;

●	engage and retain third-party subcontractors and procure equipment and supplies;

●	respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control;

●	attract, develop and retain skilled personnel, including engineers;

●	post required construction bonds and comply with the terms thereof;

●	manage the construction process generally, including coordinating with other contractors and regulatory agencies; and

●	maintain their own financial condition, including adequate insurance coverage and working capital.

While the EPC contract provides for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of our Bakersfield Renewable Fuels Refinery, and any liquidated damages that we receive may not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to them asserting rights and remedies under their contracts and potentially increase our costs or result in a contractor’s unwillingness to perform further work on the project. If any contractor is unable or unwilling to perform according to the terms of its respective agreement for any reason or terminates its agreement, we would be required to engage a substitute contractor, which would likely result in significant project delays and increased costs.

Global economic and political conditions and the related impact on our production costs and the markets could adversely affect our results of operations.

Our business is affected by global economic and political conditions which impact our production costs, the markets for our products, and the sales prices of our various products. Recent events and conditions that have affected, and may continue to materially affect our operations include the severe drought and extreme weather conditions that exist in our primary Camelina cultivation regions, global geopolitical instability (such as the current conflict between Russia and Ukraine and economic and other retaliatory measures taken by the United States, European Union and others), fluctuating interest and foreign currency rates, fluctuating fuel and other energy costs, fluctuating commodity prices, increases in farming costs, and general uncertainty regarding the overall future economic environment. In addition, recent inflationary pressures have increased the cost of raw materials and other operating costs and may adversely affect our results of operations. These conditions have materially affected the ability of our contracted farmers to produce Camelina, the cost of producing and transporting Camelina, the cost at which we currently expect to produce our renewable fuel products, and the market for renewable fuel products. In challenging and uncertain economic environments such as the current one, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, financial condition and results of operations, or on the price of our common stock.

The COVID-19 pandemic may adversely impact our business.

The ongoing COVID-19 pandemic has negatively impacted the global economy and certain aspects of our operations, and the extent to which the COVID-19 pandemic may adversely impact our business depends on future developments, including any potential resurgence of COVID-19, which are highly unpredictable.

We cannot predict the degree to, or the time period over which our sales and operations will be affected by this outbreak, and the effects could be material. The impacts include, but are not limited to:

●	a significant decline in demand for our products due to market disruptions, resulting in a decline in sales and prices;

●	limitations of feedstocks, price volatility, or disruptions to our suppliers’ operations;

●	the interruption of our distribution system, or temporary or long-term disruption in our supply chains, or delays in the delivery of our products;

●	supply chain issues that could cause delay or unavailability of certain materials and contribute to inflationary pressures;

●	suspension of renewable fuel and/or low carbon fuel policies;

●	limitations on our ability to operate our business as a result of federal, state or local regulations;

●	decreases in the demand for and price of Renewable Identification Numbers and low carbon fuel standard credits as a result of reduced demand for petroleum-based gasoline and diesel fuel; and

●
Our management of the impact of COVID-19 has and will continue to require significant investment of time and may cause us to divert or delay the application of its resources toward other or new initiatives or investments, which may cause a material adverse impact on the results of operations.

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain, as information is evolving with respect to the duration and severity of the pandemic and the possible emergence of new variants. In addition, new coronavirus mutations and variants, such as Delta and Omicron, which may be more contagious or deadly than the original virus, continue to appear. These new mutations or variants may, directly or indirectly, impact our operations in the future in ways we cannot anticipate. We cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its impact, which may be significantly harmful to our operations and profitability.

We may encounter difficulties in integrating the businesses or facilities we acquire, including any international businesses that we may acquire in the future.

As part of our business plan, we intend to acquire businesses that enhance or supplement our renewable fuels refinery and Camelina production operations. In 2021, we acquired three companies that added Camelina specific patents, agronomy support and/or Camelina-experienced personnel. We may face significant challenges in integrating these businesses or any other businesses or facilities, including other refineries, that we acquire, and we may not realize the benefits anticipated from such acquisitions. Our integration of acquisitions involves a number of risks, including:

●
difficulty in effectively integrating the operations of any acquired company, business or facility, including integrating acquired technologies, products or services with our current technologies, products or services, and retaining key personnel;

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

●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

●	the need to fund significant working capital requirements of any acquired production facilities or businesses;

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

●
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, such as, claims from terminated employees, customers, former stockholders or other third parties; and

●	the incurrence of significant exit charges if products or services acquired in business combinations are unsuccessful.

We are also considering acquiring entities or businesses outside the United States. Any such foreign acquisitions will, in  addition to the foregoing risks, also be subject to a number other risks, including:

●	challenges caused by distance, language, cultural differences, political economic and social instability, and the assimilation of broad and geographically dispersed personnel and operations;

●	difficulties in protecting and enforcing our intellectual property rights abroad;

●	the inability to extend proprietary rights in our technology into new jurisdictions;

●	currency exchange rate fluctuations and foreign tax consequences;

●	general economic and political conditions in foreign jurisdictions;

●	foreign exchange controls or U.S. tax laws in respect of repatriating income earned outside the United States;

●	compliance with the U.S. Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption regulations, and

●	higher costs associated with doing business internationally, such as those associated with complying with export, import regulations and trade and tariff restrictions.

Loss of key personnel or our inability to attract, train and retain additional key personnel could harm our ability to meet our business objectives.

Our Bakersfield Renewable Fuels Refinery operations and Camelina feedstock businesses involve complex operations spanning a variety of disciplines that require a management team and employee workforce that is knowledgeable in the many areas necessary for our operations. While we have been successful in attracting certain experienced, skilled professionals to our company, we will have to identify, attract and retain a significant number of additional employees once the Bakersfield Renewable Fuels Refinery is operational and the Camelina cultivation expands to our projected levels. Our inability to hire necessary qualified employees could affect the operations and future profitability of our Bakersfield Renewable Fuels Refinery and our Camelina operations. We are also heavily dependent upon certain current senior executives and certain key independent contractors and advisors for supervising the construction of the Bakersfield Renewable Fuels Refinery, the operations of the Bakersfield Renewable Fuels Refinery, and the implementation of our Camelina cultivation and production plan. Loss of such key employees and contractors could have a significant detrimental impact on the development and initial operations of the Bakersfield Renewable Fuels Refinery, on our Camelina research and development program, and on the implementation of our Camelina cultivation operations. Hiring, training and successfully integrating qualified personnel into our operation is a lengthy and expensive process. The market for qualified personnel is very competitive because of the limited number of people available with the necessary skills to operate a renewable diesel refinery, to successfully source feedstock, to continue our camelina development program, and to commercialize the renewable fuels that the Bakersfield Renewable Fuels Refinery is designed to produce. If we are not able to attract and retain necessary personnel to achieve our business objectives, we may experience staffing constraints that will adversely affect our future operations.

Our Camelina patents may not protect us against competition from other biofuel competitors.

An important element of our Bakersfield Renewable Fuels Refinery operations is the use of Camelina oil that is derived from our patented varieties of Camelina as one of the principal feedstocks at the Bakersfield Renewable Fuels Refinery. We currently have three issued U.S. utility patents for varieties of Camelina as well as another issued U.S. utility patent directed to methods for improving the Camelina oil. We have also filed seven additional utility patent applications, including a patent application directed to methods for improving Camelina oil, and applications for another six Camelina plant varieties (which varieties are also covered by six applications that we have filed under the Plant Variety Protection Act (“PVPA”)). We have acquired patents in our acquisition of ATI and CCE, and certain of those patents can enhance our existing intellectual property for Camelina. Interpreting the scope and validity of patents and success in prosecuting patent applications involves complex legal and factual questions, and the issuance, scope, validity and enforceability of a patent cannot be predicted with any certainty. Patents issued to us may be challenged, invalidated or circumvented. Accordingly, we cannot be certain that any of our patent applications will result in issued patents, or if issued, we cannot be certain of the validity and/or enforceability of any newly issued patents. Moreover, we cannot be sure that any of our patent rights will be broad enough in scope to provide commercial advantage and prevent circumvention, nor do our patents give us the exclusive right to cultivate other varieties of Camelina. Our patents do not limit the right of others to use the oil from other Camelina varieties as a biofuels feedstock. No assurance can be given that other biofuel producers will not imitate our business plan and use Camelina as a biofuel feedstock, nor do our existing patent rights prevent others from competing with us and developing substantially similar business plans.

Our Camelina operations will be dependent upon the availability of farmland, our relationship with farmers, and on factors affecting agricultural operations in general.

We do not own or control any farms or farmland on which we can grow our patented varieties of Camelina. Accordingly, we are wholly dependent upon farmers to plant, cultivate, harvest and store the Camelina that we plan to use as feedstock for the production of renewable diesel at the Bakersfield Renewable Fuels Refinery, and possibly elsewhere. Our ability to obtain the amount of Camelina that we propose to use as feedstock at the Bakersfield Renewable Fuels Refinery therefore is dependent upon our ability to recruit a sufficient number of farmers to grow Camelina for us, to enter into mutually acceptable financial and other arrangements with the farmers that we recruit, and for those farmers to successfully grow, harvest and deliver that Camelina to us. While we have identified a number of farmers and several farm cooperatives that have expressed an interest in producing Camelina in accordance with our proposed arrangements, as of the date hereof we have not entered into a sufficient number of agreements with farmers for the production of the amount of Camelina grain that we have planned for in the Bakersfield Renewable Fuels Refinery. Accordingly, no assurance can be given that we will be able to develop and thereafter maintain the farming, storage and delivery arrangements necessary to produce the quantities of Camelina that we plan to use at the Bakersfield Renewable Fuels Refinery. In addition to the risks associated with enrolling farmers in our proposed Camelina production operations, the results of those farming operations may be adversely affected by numerous factors over which we have little or no control and that are inherent in farming, including adverse weather (e.g., floods and storms, severe heat, frost, and hail), changes in growing conditions, crop diseases or pest infestations. Extreme drought conditions have recently occurred across much of the Western U.S., including in the states in which our Camelina is planted and is expected to be planted. These conditions may negatively impact our ability to produce the amount of Camelina that we are currently planning to produce for our Bakersfield Renewable Fuels Refinery. Changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters and have created additional uncertainty. The recent conflict between Russia and Ukraine has significantly increased the cost of fertilizer and other inputs used to grow Camelina, which may further negatively impact our camilina operations. Our Camelina operations will also be subject to any new government regulations regarding farming and the marketing of agricultural products.

Large capital projects can take many years to complete, and market conditions could deteriorate over time, negatively impacting project returns.

We may engage in other capital projects based on forecasted project economics and return on capital to be employed in the project. Large-scale projects take many years to complete, and market conditions can change from our forecast. Thus, we may be unable to fully realize our expected returns, which could negatively impact our financial condition, results of operations, and cash flows.

Increased industry-wide production of renewable diesel due to potential utilization of existing excess production capacity, announced plant expansions of renewable diesel and potential co-processing of renewable diesel by petroleum refiners, could reduce prices for our fuel and increase costs of feedstocks, which would seriously harm any future revenues and operations.

If additional volumes of advanced biofuel RIN production come online and the EPA does not increase the renewable volume obligation (“RVO”) under the RFS2 in accordance with the increased production, the volume of advanced biofuel RINs generated could exceed the volume required under the RFS2. In the event this occurs, biomass-based diesel and advanced biofuel RIN prices would be expected to decrease, potentially significantly, harming demand for our products and our profitability.

According to the EPA, in 2018, 4.1 billion gallons per year of biomass-based diesel production capacity in the United States was registered under the RFS2 program. This amount far exceeds both historic consumption of biomass-based diesel in the United States and required consumption under the RFS2.

Further, due to economic incentives available, several petroleum refiners have started or may soon start to produce co-processed renewable diesel (“CPRD”). CPRD uses the same feedstocks to produce biomass-based diesel and it generates an advanced biofuel RIN. CPRD may be more cost-effective to produce than biomass-based diesel.

If production of competitive advanced biofuels increases significantly as a result of utilization of existing excess production capacity or new capacity, competition for feedstocks would increase significantly, harming margins. The increase in the demand for non-Camelina feedstock could negatively impact the availability of resources and facilities needed to grow, store and crush Camelina. Furthermore, if supply of advanced biofuels exceeds demand, prices for renewable diesel and for RINs and other credits may decrease significantly, harming profitability and potentially forcing us to reduce or otherwise limit our production.

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

Under the TPA, ExxonMobil has the right to purchase the Bakersfield Renewable Fuels Refinery renewable diesel that is not sold to ExxonMobil under the Offtake Agreement at a market-based formula price. Accordingly, we will be subject to the risks related to fluctuating prices for all renewable diesel and other products that we sell to ExxonMobil under the TPA. Since the Camelina that we intend to use at our renewable fuels refinery is grown specifically for us at pre-established costs, we have attempted to mitigate the risks from the market/pricing volatility that exist with market-based feedstocks. However, there is no assurance that the Camelina that is produced for us can be produced at a favorable cost/price to us, or that it can be produced in sufficient quantities to materially reduce or control our feedstock risks.

Developments with respect to low-carbon fuel policies and the market for alternative fuels may affect demand for our renewable fuels and could adversely affect our future financial performance.

Low-carbon fuel policies, blending credits, and stricter fuel efficiency standards to help reach lower greenhouse gas emission targets help drive demand for our renewable fuels. Any changes to, a failure to enforce, or a discontinuation of any of these policies, goals, and initiatives could have a material adverse effect on our renewable fuels business. Similarly, new or changing technologies may be developed, consumers may shift to alternative fuels or alternative fuel vehicles (such as electric or hybrid vehicles) other than the renewable fuels we produce, and there may be new entrants into the renewable fuels production industry that could meet demand for lower-carbon transportation fuels and modes of transportation in a more efficient or less costly manner than our technologies and products, which could also have a material adverse effect on our renewable fuels businesses.

Once our refining operations commence, any interruption in our Bakersfield Renewable Fuels Refinery could adversely affect our business.

Upon its completion, our Bakersfield Renewable Fuels Refinery will be our principal operating asset. As a result, our operations could be subject to interruption if it were to experience a major accident or mechanical failure, be damaged by severe weather, natural or other disaster, such as an act of terrorism, or otherwise be forced to shut down in the future. Our Bakersfield Renewable Fuels Refinery is also subject to risks associated with earthquakes since it is located in Bakersfield, California, which is considered to be an earthquake zone. While the Bakersfield Renewable Fuels Refinery has recently experienced several moderate earthquakes that have not impacted the refinery, a major earthquake at the Bakersfield Renewable Fuels Refinery could result in significant additional costs, including loss of revenues due to unplanned temporary or permanent shutdown of the refinery, loss of the ability to transport products or increased costs to do so, cleanup costs, liability for damages or injuries, increased insurance expenses, and legal and reconstruction expenses. The incurrence of significant additional costs would harm our results of operations and financial condition.

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

Our operations are subject to various hazards common to the industry, including explosions, fires, toxic emissions, and natural catastrophes. As protection against these hazards, we maintain insurance coverage against some, but not all, potential losses and liabilities. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase substantially. Therefore, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, coverage for terrorism risks includes very broad exclusions. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position, results of operations, and liquidity.

Our insurance program includes a number of insurance carriers. Significant disruptions in financial markets could lead to a deterioration in the financial condition of many financial institutions, including insurance companies. We can give no assurances that we will be able to obtain the full amount of our insurance coverage for insured events. Although we intend to maintain insurance at levels that we believe are appropriate for our business and consistent with industry practice, we will not be fully insured against all risks. In addition, pollution, environmental risks and the risk of natural disasters generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

Our intellectual property provides us with a competitive advantage in our business. If we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property, our business could be adversely affected.

A key element of our business strategy relies on our ability to produce feedstock from our proprietary varieties of Camelina. We have developed and patented three varieties of Camelina that, we believe, have traits that make them more suitable and productive for biofuel feedstock purposes. In addition, we have recently developed several other new varieties that, we believe, will significantly improve the productivity and sustainability of these varieties of Camelina. In connection with our acquisition of CCE in 2021, we acquired rights to additional proprietary varieties of Camelina. We believe our ability to produce Camelina from our proprietary varieties will provide us with a significant competitive advantage in the biofuels market. Accordingly, we attempt to protect our Camelina-related intellectual property through a combination of intellectual property rights, including through patents, PVPA filings and as trade secrets. However, the patents on our Camelina varieties and our related patents for altering/improving traits of Camelina have only been issued in the United States, although we have filed patent applications for certain of our patents in select foreign countries. We are currently considering expanding our Camelina production activities to South America, and intellectual property rights, particularly those related to the protection of agricultural commodities, may provide less protection, and may be more difficult to enforce in foreign jurisdictions. The loss of our rights in one or more of our proprietary Camelina varieties could materially impact our competitiveness.

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

A competitor could seek to enforce intellectual property claims against us. Defending intellectual property claims asserted against us, regardless of merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a third-party claim, if successful, could secure a judgment that requires us to pay substantial damages or that could otherwise limit our operations. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (which may not be available on acceptable terms or at all) or to pay damages and cease making or selling certain products. Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling our products and thereby materially adversely affect our business, result of operations and financial condition.

Litigation or regulatory proceedings may materially adversely affect our business, results of operations and financial condition.

We are, or may become a party to various lawsuits, claims and loss contingencies arising in the ordinary course of business and general liability claims, assertions by certain regulatory and governmental agencies related to permitting requirements and/or air, wastewater and storm water discharges from our Bakersfield Renewable Fuels Refinery. We also may, from time to time, become subject to litigation involving tort, contract, statutory, labor, employment, tax matters, and other claims. The outcome of litigation, particularly class action lawsuits, and regulatory proceedings is difficult to assess or quantify. Plaintiffs (including governmental agencies) in these types of lawsuits and proceedings may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits or proceedings may remain unknown for substantial periods of time. The costs of responding to or defending future litigation or regulatory proceedings may be significant and any future litigation or regulatory proceedings may divert the attention of management away from our strategic objectives. There may also be adverse publicity associated with litigation or regulatory proceedings that may decrease customer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation or regulatory proceedings may have a material adverse effect on our business, results of operations and financial condition.

Cyberattacks through security vulnerabilities could lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

We rely upon our information systems and networks in connection with a variety of business activities, and we collect and store sensitive data. After our Bakersfield Renewable Fuels Refinery becomes operational, the operations of that facility, as well as our transportation, processing and storage activities will be heavily dependent upon our computer systems and network. Accordingly, security threats to our computer and information systems pose a risk to our future operations and to the security, confidentiality, availability and integrity of our data. While we attempt to mitigate these security vulnerabilities, there can be no assurance these measures will be sufficient to avoid cyberattacks. If any security breaches were to occur and we were unable to protect our production and delivery facilities and systems, our operations could be negatively impacted, and even halted, until the security breaches are remedied. In addition, if any sensitive data of our partners or customers were to be breached, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

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

We believe we currently hold the requisite regulatory approvals to construct and thereafter operate the Bakersfield Renewable Fuels Refinery. Although we have implemented environmental and safety procedures for the operation of the Bakersfield Renewable Fuels Refinery and the disposal of waste products to comply with these laws and regulations, we cannot be sure that our environmental and safety measures are capable of eliminating the risk of accidental injury or contamination from the use, generation, manufacture or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that violations of environmental, health and safety laws will not occur as a result of human error, accident, equipment failure or other causes.

Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present or future laws could result in the imposition of fines, regulatory oversight costs, third-party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations. Environmental laws could become more stringent over time, requiring us to change our operations, impose greater compliance costs, and increase risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. Similarly, our business may be harmed if existing initiatives to further reduce emissions of greenhouse gasses, which improve the competitiveness of renewable fuels relative to petrochemicals, do not become legally enforceable requirements, or if existing legally enforceable requirements relating to greenhouse gasses are amended or repealed in the future. The costs of complying with environmental, health and safety laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our financial condition or operating results.

Furthermore, the loss of or failure to obtain necessary federal, state, provincial or local permits and registrations at our Bakersfield Renewable Fuels Refinery or any future facility could halt or curtail operations, which could result in impairment charges related to such facility and otherwise adversely affect our future operating results. In addition, our failure to comply with applicable rules, regulations and guidance, including obtaining or maintaining required operating certificates or permits, could subject us to administrative penalties and injunctive relief; civil remedies, including fines, injunctions and product recalls; and adverse publicity. There can be no assurance that we will not incur material costs and liabilities in connection with any such non-compliance.

Changes to the Renewable Fuel Standard Program, and Low-Carbon Fuel Blending Programs, and other regulations, policies, and standards impacting the demand for low-carbon fuels could adversely affect our performance.

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

We are exposed to the volatility in the market price of RINs, LCFS credits, and other credits. We cannot predict the future prices of RINs, LCFS credits, or other credits. Prices for RINs, LCFS credits, and other credits are dependent upon a variety of factors, including, as applicable, EPA regulations, regulations of other countries and jurisdictions, the availability of RINs, LCFS credits, and other credits, and transportation fuel production levels, which can vary significantly each quarter.

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

The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, referred to as BTC. Under the BTC, the first person to blend pure biomass-based diesel with petroleum-based diesel fuel receives a $1.00 per gallon refundable tax credit. The BTC was established on January 1, 2005 and has lapsed and been reinstated retroactively and prospectively several times. Most recently in December 2019, the BTC was retroactively reinstated for 2018 and 2019 and is in effect from January 2020 through December 2022. Unlike the RFS2 program, the BTC has a direct effect on federal government spending and changes in federal budget policy could result in its elimination or in changes to its terms that are less beneficial to us. We cannot predict what action, if any, Congress may take with respect to the BTC after 2022. There is no assurance that the BTC will be reinstated, that it will be reinstated on the same terms or, if reinstated, that its application will be retroactive, prospective or both. Any adverse changes in the BTC can be expected to harm our results of operations and financial condition.

Risks Relating to Financial Matters

We are a development stage company that currently has no revenues, and we do not expect to generate meaningful revenues until the Bakersfield Renewable Fuels Refinery commences commercial operations.

We are a development stage company with no revenues and no operations other than those related to the construction of the Bakersfield Renewable Fuels Refinery and to the development of our Camelina cultivation operations. We do not expect to generate material revenues until the Bakersfield Renewable Fuels Refinery has commenced commercial operations, which is currently scheduled to occur in the second half of 2022. We will incur significant net losses and significant capital expenditures through the commercial completion of the Bakersfield Renewable Fuels Refinery. Any delays beyond the expected construction completion date for the Bakersfield Renewable Fuels Refinery would prolong, and could increase the level of, our operating losses.

We have a history of net losses, and we may not achieve or maintain profitability.

We incurred net losses of $51.4 million and $10.6 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $117.6 million. We expect to incur significant additional expenses between the date hereof and the commencement of commercial operations on the development and construction of the Bakersfield Renewable Fuels Refinery, on pre-operational and start-up costs, on our debt service obligations, on our upstream feedstock development operating costs, and on general and administrative expenses. Furthermore, we do not expect to generate any revenues until the Bakersfield Renewable Fuels Refinery is fully operational in the second half of 2022. No assurance can be given that the Bakersfield Renewable Fuels Refinery and our related Camelina operations will be profitable once the Bakersfield Renewable Fuels Refinery does commence operations.

The terms of our Senior Credit Facility and the Series C Preferred shares will significantly limit the amount of cash that is available to GCEH and our stockholders.

Under our Senior Credit Facility and Mezzanine Credit Facility agreements we have borrowed an aggregate of $405 million. The Senior Credit Facility bears interest at the rate of 12.5% per annum, and the Mezzanine Loans bear interest at the rate of 15.0% per annum on amounts borrowed. Effective February 23, 2022, GCEH replaced the mezzanine lenders by assuming and funding the $67.4 million mezzanine loan on February 23, 2022 to BKRF HCB, LLC on the same financial terms as in effect for the original mezzanine lenders. Accordingly, all future payments that would otherwise have been made to the third party mezzanine lenders will now be paid to GCEH by BKRF HCB, LLC. However, the Senior Credit Facility remains outstanding with third party lenders, and the terms of that credit facility will continue to significantly limit the amount of cash available to the Company and its stockholders. The Senior Credit Facility matures in November 2026. In addition to the loan repayment obligations under the Senior Credit Facility, BKRF HCB, LLC, our borrowing subsidiary, has issued membership interests to both the Senior Lenders (Class B Units) and to GCEH (Class C Units) in its capacity as the new mezzanine lender. The Class B Units provide the holders of the Class B Units with preferential right to 25% of cash distributions available from the operations of the Bakersfield Renewable Fuels Refinery, which distributions have priority over the Class A Units and Class C Units owned by GCEH. Under the two Credit Agreements and the limited liability agreement of the financing subsidiary, any excess cash from operations that the Bakersfield Renewable Fuels Refinery generates will first be used to make the debt service payments under the Senior Credit Facility and Mezzanine Credit Facility, and then any excess cash available after making those loan payments will be allocated among the holders of the Class A, Class B and Class C Units. The holders of the Class B Units are entitled to receive quarterly distributions of 25% of the Bakersfield Renewable Fuels Refinery’s free cash flow until the Senior Lenders have received (collectively, from these cash distributions plus principal and interest on the Senior Credit Facility) an amount equal to a 2.0x multiple of invested capital (“MOIC''), or two times the amount of the Senior Credit Facility. Since the Senior Lenders have fully funded their $337.6 million loan obligation, the Senior Lenders will have preferential rights to receive a total of $675 million, and under certain circumstances for a limited period, an additional 5% of the free cash flow. Accordingly, until November 2027, the amount of cash available for distribution to GCEH and our stockholders from the operation of the Bakersfield Renewable Fuels Refinery will be significantly reduced by terms of the senior credit agreement and the Class B Units.

The amount of cash that will be available to the Company and our stockholders will be further reduced by the terms of the Series C Preferred. On February 23, 2022, we raised $145 million through the sale of 145,000 shares of Series C Preferred. Under the terms of the Series C Preferred, the holders of the Series C Preferred are entitled to receive dividends at a rate of 15%, compounded quarterly, which payments are applied to the “Corporation Redemption Price.” If we redeem the shares of Series C Preferred by the second anniversary of issuance, the Corporation Redemption Price is an amount equal to 1.85 times the initial purchase price, as adjusted, and if we redeem the shares of Series C Preferred after the second anniversary of issuance, the Corporation Redemption Price is an amount equal to two times the initial purchase price, as adjusted. The payments of the 15% dividend and the Corporation Redemption Price will significantly reduce the amount of cash available to the Company while the Series C Preferred shares are outstanding for its operational and expansion needs, and for possible distributions to its stockholders.

Our Bakersfield Renewable Fuels Refinery subsidiaries are subject to various restrictions under the Senior Credit Facility, and substantially all of the assets of the Bakersfield Renewable Fuels Refinery subsidiaries are held as security under the terms of our credit agreements. If we are unable to comply with the restrictions and covenants in our Senior Credit Facility, our senior lenders could declare an event of default and accelerate the payment obligations of the senior secured loan
.

The obligations under the $337.6 million Senior Credit Facility are secured by a security interest in all of the assets of the Bakersfield Renewable Fuels Refinery, and by all of the assets and securities issued by the limited-purpose, wholly-owned indirect subsidiaries of the Company that are parties to the Senior Credit Facility loan. The credit agreement of the Senior Credit Facility, as amended to date, contains certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Senior Credit Facility, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. On several occasions in the past we have failed to fully comply with all of the requirements of the Senior Credit Facility, as amended. While the Senior Lenders have not previously declared an event of default and have waived our prior non-compliance with certain of the senior credit facility covenants, no assurance can be given that we will be able to fully comply with all of the senior credit agreement provisions in the future, or if we fail to remain in compliance, that the senior lenders will not declare an event of default. A breach of any of the covenants under the Senior Credit Facility credit agreement could permit the senior lenders to declare an event of default. Upon the occurrence of an event of default under the credit agreement, the senior lenders could elect to declare the entire outstanding balance of the Senior Credit Facility to be immediately due and payable, we could be forced to enter into unfavorable amendments to the senior credit agreement, could be required to pay additional fees and costs, and the secured lenders could foreclose against all of the Bakersfield Renewable Fuels Refinery’s assets and the ownership interests of the various subsidiaries. A foreclosure could result in the loss of our refinery and our refining business, and we could be forced into bankruptcy or liquidation.

Failure to fully comply with the terms of the Certificate of Designation of the Series C Preferred could result in the change of control of our Board of Directors.

The shares of Series C Preferred that we sold to ExxonMobil and certain other institutional investors in the February 2022 private placement were issued under a Certificate of Designations of Series C Preferred Stock (the “Certificate of Designations”) that we filed with the Delaware Secretary of State. The Certificate of Designations contains numerous restrictions on us, such as our ability to amend our charter documents, to incur certain additional indebtedness, to issue certain securities, to hire or terminate certain executive officers, to adopt or modify annual operating budgets, or to increase the size of our Board. If we breach any of the terms of the Certificate of Designations, or if we fail to redeem all of the shares of the Series C Preferred by the fifth anniversary of the issuance of those shares, provided that ExxonMobil still owns any shares of Series C Preferred, ExxonMobil will have the right to appoint a majority of the directors on our Board of Directors. Accordingly, if a violation of the Certificate of Designation occurs, including our failure to redeem the Series C Preferred, ExxonMobil will have the ability to control this Company.

We have a substantial level of indebtedness and significant cash payment obligations under the terms of our Series C Preferred, all of which could materially and adversely affect our financial condition and restrict our ability to incur additional indebtedness or engage in transactions

We have incurred significant cash payment obligations under our various outstanding loans, and we have significant cash payment obligations under the terms of our outstanding Series C Preferred, all of which could have a material adverse effect on our business and on returns to our stockholders. We cannot guarantee that our business will generate sufficient cash flow from operations once the Bakersfield Renewable Fuels Refinery commences operations and the camelina cultivation operations commence to enable us to make the required payments on both our outstanding indebtedness and on our Series C Preferred. Furthermore, we may not have sufficient cash available after making all payments to our lenders and to the holders of the Series C Preferred in order to fund our working capital and other liquidity needs, to make necessary future capital expenditures or to pursue other business opportunities. The agreements and related documents that govern our indebtedness and our Series C Preferred contain covenants that place restrictions on us and our subsidiaries. The credit agreements and the Series C Preferred Certificate of Designations restrict among other things, us and our subsidiaries’ ability to:

●	merge, consolidate or transfer all, or substantially all, of their assets;

●	incur additional debt;
●	make certain investments or acquisitions;
●	create liens on our subsidiaries’ assets;
●	sell assets;
●	alter the businesses our subsidiaries conduct;
●	make dividend payments or other distributions; and
●	enter into transactions with our other affiliated entities.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, these covenants could restrict our ability to optimize our capital structure with asset-level debt or equity financings.

Risks Related to Our Common Stock

There is a limited public trading market for our Common Stock, and you may not be able to resell your shares.

Our common stock is traded on the OTCQX Best marketplace, an inter-dealer, over-the-counter market that provides significantly less liquidity than national securities exchanges, such as The Nasdaq Stock Market.
If our stock does not continue to meet the requirements of the OTCQX Best marketplace, we could be removed from that marketplace, whereby our stock could trade on the OTCQB marketplace or the Pink Sheets.
Furthermore, we are a relatively small company that may be unknown to stock analysts, stockbrokers, institutional investors and others in the investment community that generate or influence sales volume, and even if we came to the attention of analysts, brokers, institutional investors and other similar persons, they tend to be risk averse and would be reluctant to follow a company our size, and may be reluctant to purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there is currently a limited public trading market for our common stock. We cannot assure you that a regular trading market will develop or that if developed, will be sustained. If an active trading market does not develop, our stockholders may have difficulty selling their shares of common stock at an attractive price, or at all, which could result in the loss of some or all of any investment in our shares.

We have a stockholders’ deficit.

We have a history of losses and have a stockholders’ deficit of $28.7 million and $60.6 million as of December 31, 2020, and December 31, 2021, respectively. Additionally, we had negative working capital of $81.7 million (which includes current short-term restricted cash of $8.0 million) at December 31, 2021. We had long-term restricted cash of $12.5 million as of December 31, 2021 that is excluded from our working capital calculation. Our negative stockholders’s equity, history of losses and our negative working capital position could negatively impact the value of our common stock.

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

We are a “smaller reporting company,” as defined in the Regulation S-K of the Securities Act of 1933, as amended, which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, we are only required to provide two years of audited financial statements in our SEC reports. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until we are no longer a “smaller reporting company.” We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

The application of the SEC’s “penny stock” rules to our Common Stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

If our common stock trades at a price of less than $5.00 per share while we are still traded on a market other than a national exchange, our common stock will be subject to the SEC’s penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effec
t
ively prevent fraud. As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

As of December 31, 2021, we had several material weaknesses in our financial reporting, these consisted of (i) ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and completeness and accuracy of those reconciliations, lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial elements, and lack of approval of adjusting journal entries, (ii) insufficient controls around the identification and review of certain technical accounting matters and related entries performed by insufficient staffing of adequate accounting resources and without appropriate technical knowledge and expertise, iii) inadequate segregation of duties in various key processes including the information technology control environment, iv) lack of documentation of policies and procedures and insufficient controls and reviews related to cybersecurity, security access and configuration including user access, and change management around the information technology control environment, and v) have not performed a risk assessment and mapped our accounting processes to control objectives.

We are in the process of implementing changes to our system of internal control over financial reporting. However, we cannot assure you that, when fully implemented, our policies and procedures will adequately mitigate our existing weaknesses or that we will not, in the future, identify other areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

The market price of our common stock may continue to be volatile.

The market price of our common stock may be highly volatile because, among other reasons, investors are unfamiliar with our operations and financial condition. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. In addition, if the market for shares of companies in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. Lastly, we acquired the Bakersfield Renewable Fuels Refinery in May 2020 and are currently retooling and converting the former crude oil refinery into a renewable fuels refinery. Since we will not generate revenues until the construction of the Bakersfield Renewable Fuels Refinery is completed, which we anticipate in the second half of 2022, our stock price will not be based on quantifiable investment criteria used by certain investors in valuing shares. As a result, the uncertainty of our future operations and profitability could result in investor speculation and in increased volatility in our stock price.

Because certain of our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Our executive officers and directors owned approximately 6,150,000 shares (or 14.6% of our outstanding voting shares), and options and convertible notes to purchase approximately 25,401,000 additional shares as of December 31, 2021. Additionally, ExxonMobil and our Senior Credit Facility lenders hold warrants to purchase 25,047,723 of our shares, and ExxonMobil has certain other rights which could hinder our ability to enter into certain transactions.
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

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of Preferred Stock, substantially all of which is available for issuance by our Board of Directors. Subject to the limitations contained in the Certificate of Designations of the Series C Preferred, additional series of preferred stock may be issued with such designations, rights and preferences as our Board of Directors may from time to time determine. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any additional shares of Preferred Stock, there can be no assurance that the Company will not do so in the future.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

We do not intend to pay any cash dividends to the holders of our common stock for the foreseeable future, and we are prohibited from doing so under the Certificate of Designations of the Series C Preferred and our credit facilities. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Future securities issuances could result in significant dilution to our stockholders and impair the market price of our Common Stock.

As of December 31, 2021, we had outstanding, immediately exercisable options, warrants and convertible promissory notes for the issuance of approximately 26,299,000 additional shares of common stock. In addition, we also had outstanding unvested options for the purchase of approximately 804,000 additional shares of common stock. Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options to purchase shares of our common stock are exercised or options or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our core market, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts may in the future publish about us or our business or industry. We do not control these analysts. If any analyst who covers us downgrades our stock or our industry, or the stock of any of our competitors, or publishes inaccurate or unfavorable research about our business or industry, the price of our stock could decline. If any analyst ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Our common stock is an equity security and is subordinate to both our existing and future indebtedness and to Series C Preferred.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, the shares of common stock will rank junior to all of our indebtedness, including our trade debt, and to other non-equity claims on us and our assets available to satisfy claims on us, including claims in a bankruptcy, liquidation or similar proceedings. In addition, our common stock is junior to the outstanding shares of Series C Preferred with respect to funds available upon the liquidation of our company.

ITEM 1B     UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2     PROPERTIES

We own our Bakersfield Renewable Fuels Refinery and lease four offices through which we conduct our operations. In addition, we own an undeveloped parcel in Havre, Montana, on which we intend to build a grain storage and rail loading facility.

Torrance, California, Executive Offices
. We lease our corporate offices at 2790 Skypark Drive, Suite 105, Torrance, California 90505. These offices, consisting of approximately 1,296 square feet, are leased under a lease that expires on July 31, 2022.

Bakersfield, California (Bakersfield Renewable Fuels Refinery)
. The address of the Bakersfield Renewable Fuels Refinery is 6451 Rosedale Highway, Bakersfield, California. The site has hosted a crude oil refinery for approximately 85 years. The Bakersfield Renewable Fuels Refinery, consisting of three areas designated as Areas 1, 2 and 3, has a total acreage of approximately 607 acres. Areas 1 and 2 are contiguous and can be accessed from Rosedale Highway, while Area 3 (approximately 83 acres) is located about two miles north of Areas 1 and 2. The Bakersfield Renewable Fuels Refinery is located primarily within Area 2, and the Westside Parkway abuts the south side of Area 2. Area 3 is currently not in use as part of the renewable fuels refinery project. Rail tracks pass through Areas 1 and 2. The Bakersfield Renewable Fuels Refinery is adjacent to a major highway that provides access to the interstate highway system. The renewable fuels refinery is also connected to the existing pipeline network in the San Joaquin Valley.

Great Falls, Montana, Executive Offices.
  Effective November 1, 2021, SusOils has leased two facilities located at 4401 Innovation Street and 2301 Great Bear Avenue, Great Falls, Montana, for a five-year period. The facilities, consisting of a total of approximately 23,164 square feet of office space, research facilities, and warehouse space, contain the executive offices of SusOils and include a state-of-the art research facility at which we conduct our crop development research. The lease provides for monthly lease payments of $18,531, which amounts will increase by 3% annually, and grants SusOils an option to purchase the facility for $4,500,000 less all net lease and option payments SusOils has made prior to the option exercise date. In order to maintain the purchase option, SusOils will have to make annual option payments of $186,000.

Madrid, Spain, Executive Offices.
  The offices of CCE are located at  Camino de la Carrera, 11-nave 11, 28140 Fuente el Saz, Madrid, Spain. CCE rents its offices, consisting of approximately 7,000 square feet of office, warehouse and research & development space. The lease, which can be terminated by either party on three months’ notice, requires CCE to make monthly lease payments of euro 2,100 (plus VAT). In addition to these offices, CCE also rents three nearby warehouses that it uses to store and clean its Camelina seeds. The aggregate monthly rent for these three other facilities is euro 3,600 per month (plus VAT).

San Diego, California
.  Agribody Technologies, Inc. rents its two-person office, which is located at
12526 High Bluff Dr #300-20, San Diego, California, with an annual lease for a rent of $1,500 per month.

Havre, Montana.
  In November 2021, SusOils purchased a 45 acres undeveloped parcel of land in Havre, Montana for future infrastructure expansion.  The site is located adjacent to other grain storage facilities and a BNSF railroad spur.

ITEM 3     LEGAL PROCEEDINGS

For a discussion of our material legal proceedings, see Note J of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

GCEH’s common stock (“Common Stock”) is traded on the OTCQX Best Market under the symbol “GCEH”.

Common Stock Information

On March 26, 2021, GCEH effected a 1-for-10 reverse stock split of its Common Stock. As a result of the reverse stock split, each ten shares of outstanding Common Stock were automatically combined and converted into one share of Common Stock. As of December 31, 2021, GCEH had 1,560 holders of record of our Common Stock (excluding stockholders who hold shares in “Street name”). In addition, as of March 31, 2022, we had twelve holders of record who owned shares of our Series C Preferred Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of the board of directors after considering various factors, including our financial condition, operating results, current and anticipated cash needs.

We currently have outstanding 145,000 shares of Series C Preferred, each of which was issued at an original issuance price of $1,000 per share. Under the terms of the Series C Preferred, we may not declare any dividends or make any distributions to any class or series of capital stock, including our Common Stock, until all shares of the Series C Preferred have been redeemed in full.

The holders of the Series C Preferred are entitled to receive cash dividends at a rate of 15%, payable quarterly; provided, however, until March 31, 2024 we may elect not to pay some or all of the accrued dividends in cash, in which case the unpaid dividends shall accrue and be added to the original issuance price of the shares of Series C Preferred. In the event that we fail to pay the quarterly dividend or otherwise default under the terms of the Series C Preferred, the dividend rate will increase to 20%.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2021:

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

Recent Issuances Of Unregistered Securities

The following is a list of all issuance of unregistered securities since December 31, 2021 that have not previously been reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q. Each issuance of the shares listed below was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the act applicable to a transaction by an issuer not involving a public offering of securities. No underwriter was involved in the issuance of the shares.

a.             During June, 2021, the Company issued 53,723 shares of common stock in full payment of five separate notes, both principal and accrued interest, for a combined value of approximately $308,943 or $5.75 per share.

b.             On June 12, 2021, the Company issued 50,000 shares of Common Stock to a director of GCEH upon the exercise of a non-qualified stock option.

c.

On November 10, 2021, the Company issued 50,000 shares of Common Stock to a consultant of GCEH upon the exercise of a non-qualified stock option.

Repurchase of Shares

We did not repurchase any of our shares during the fiscal years covered by this report.

ITEM 6     [RESERVED].

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with the Financial Statements and Supplementary Data included in Item 15 of this Annual Report, as well as the discussion of the Company’s business and risk contained in Item 1 —
Business
and Item 1A —
Risk Factors
,

Overview

The Company has been engaged in developing its Camelina assets since 2013. Between July 2018, the date that we entered into a letter of intent for the purchase of the Bakersfield Renewable Fuels Refinery, and the closing of the purchase of the Bakersfield Renewable Fuels Refinery in May 2020, we were exclusively engaged in completing the purchase of the refinery and in obtaining the financing necessary to purchase and retool the Bakersfield Renewable Fuels Refinery into a renewable fuels facility. Accordingly, our principal expenses in 2020 until we purchased the Bakersfield Renewable Fuels Refinery in May 2020 consisted of general and administrative expenses and costs incurred to obtain the financing required to purchase and retool the Bakersfield Renewable Fuels Refinery. After the purchase of the Bakersfield Renewable Fuels Refinery on May 7, 2020, both our operating expenses and our capital expenditures increased significantly.

Since all of our resources were dedicated to the purchase and financing of the Bakersfield Renewable Fuels Refinery, we did not generate any operating revenues in either 2020 nor 2021 other than a minimal amount of Camelina seed sales in 2021. In order to fund our operating expenses prior to May 2020, we obtained $10 million under a derivative contract (the “Derivative Contract”) that we entered into with a commodity trading company late in October 2018 and modified in October 2019. The Derivative Contract was further amended in 2020 and replaced by a fixed payment obligation that requires the Company to make total payments of $24.8 million, consisting of the $4.5 million payment we made in June 2020, and six equal monthly installment payments that are due beginning in May 2022. The cash that we received from the Derivative Contract was used to fund our operating costs, our due diligence costs, our pre-acquisition costs, the purchase price down payment/deposit for the Bakersfield Renewable Fuels Refinery, our consulting and legal fees associated with the acquisition, and our payments to key vendors and suppliers.

In May 2020 we completed the purchase of the Bakersfield Renewable Fuels Refinery. The total amount of cash consideration paid for the refinery was $40 million and the total amount of all consideration and assumed liabilities was $89.4 million. In order to fund the purchase price of the Bakersfield Renewable Fuels Refinery and the currently on-going conversion of the facility into a renewable diesel refinery, in May 2020 we also entered into a $300 million Senior Credit Facility and a $65 million Mezzanine Credit Facility. The Senior Credit Facility and Mezzanine Credit Facility have been amended so that the credit available under the Senior Credit Facility now is $337.6 million and the credit available under the Mezzanine Credit Facility between GCEH and BKRF HCB, LLC is now is $67.4 million. We are currently converting the Bakersfield Renewable Fuels Refinery from a crude oil refinery into a renewable fuels refinery, and we do not expect to commence our proposed renewable fuels refinery operations until the second half of 2022. Therefore, we do not anticipate generating revenues from the operations of the Bakersfield Renewable Fuels Refinery until later in 2022. Through December 31, 2021,we have invested approximately $350 million in the acquisition and retooling of the renewable fuels refinery.

During 2021 the Company further expanded its operations by acquiring three new subsidiaries, Agribody Technologies, Inc. (ATI) in order to enhance its plant science development capabilities, Entira, Incorporated to supplement its agriculture marketing and development capabilities, and Camelina Company Espana, S.L. (“CCE”) to launch its international Camelina operations. The Company also opened a new office and research facility in Great Falls, Montana, and acquired an undeveloped parcel of land in Havre, Montana, on which the Company plans to build a grain storage and rail loading facility. These changes affected the Company’s operations and financial condition in 2021 and will continue to impact the Company’s future operations and financial results.

Credit Agreements

In order to finance the costs of the Refinery Acquisition and the development, construction, completion, ownership and operation of the renewable fuels refinery, our newly formed special purpose subsidiaries (collectively, “Loan Parties”) entered into two credit facilities, the terms of which will materially impact our future cash flow and results of operations.

On May 4, 2020 we entered into a senior credit agreement with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to provide us a $300 million senior secured term loan facility to enable us to acquire the equity interests of BKRF and to pay the costs of the retooling of the Bakersfield Renewable Fuels Refinery. The Senior Lenders consist of Orion Energy Partners, L.P., GCM Grosvenor and Voya Investment Management. Orion Energy Partners TP Agent, LLC acts as administrative agent for the Senior Lenders. The Senior Lenders have revised the terms of the Senior Credit Facility to increase the amount available thereunder to $337.6 million as of December 20, 2021 and as of December 21, 2021, we had borrowed the full $337.6 million. On December 20, 2021, GCEH entered into a binding Memorandum of Understanding (“MOU”) with ExxonMobil whereby ExxonMobil would purchase $125.0 million of Series C Preferred.  Concurrently, the Senior Lenders committed to make an additional Bridge Loan of $20.0 million available
to us, under equivalent borrowing terms as the Senior Credit Facility, until the financing transaction contemplated under the MOU was completed. On December 21, 2021, the Senior Lenders funded $12.0 million of the Bridge Loan and on January 7, 2022 the balance of $8.0 million was funded. The Series C Preferred offering closed on February 23, 2022 with ExxonMobil and the Senior Lenders, and concurrently, the Bridge Loan, and accrued interest, was paid in full. Also, on December 20, 2021, the Company entered into an amendment to the Senior Credit Facility whereby GCEH agreed to issue to the Senior Lenders five-year warrants covering 5,017,008 shares of common stock of GCEH at the closing of the Series C Financing (Warrant Commitment Liability”). The Warrant Commitment Liability was in consideration for i) the 1%, or $4.1 million, consent premium payable from an earlier amendment to the Senior and Mezzanine Credit Facilities, ii) the Bridge Loan, and iii) as additional creditor fees for forbearance to the Senior Lenders and Mezzanine Lenders. The warrants have an exercise price of $2.25 per share and were issued on February 23, 2022 to the Senior Lenders, and the Senior Lenders purchased $20 million of the Series C Preferred.

The Senior Credit Facility bears interest at the rate of 12.5% per annum, payable quarterly. The principal of the Senior Credit Facility is due at maturity, provided that we must offer to prepay the senior loans with any proceeds of asset dispositions, borrowings other than permitted borrowings, proceeds from damage or losses at the refinery, and excess net cash flow. We have the right to prepay the senior loan in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, certain of the Loan Parties issued membership interests to the Senior Lenders, which membership interests may provide the Senior Lenders with certain limited cash distributions (see below).

The Senior Credit Facility is secured by all of the assets of the applicable Loan Parties (including its membership interests in BKRF and the Bakersfield Renewable Fuels Refinery). The senior loans mature on November 4, 2026. The Senior Lenders have a right to accelerate the maturity date of the senior loans if, among other reasons, the retooling and repurposing of the Bakersfield Renewable Fuels Refinery is not substantially complete by August 31, 2022 (subject to extension for up to 90 days under certain circumstances), and the Bakersfield Renewable Fuels Refinery’s production does not meet certain project milestones by dates specified under the Senior Credit Facility.

On May 4, 2020 we also entered into a second credit agreement, dated May 4, 2020, with certain mezzanine lenders (the “Mezzanine Lenders”) pursuant to which the Mezzanine Lenders agreed to provide us with a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield Renewable Fuels Refinery. The Mezzanine Credit Facility has been amended to provide $67.4 million of credit available to us as of February 23, 2022. The Mezzanine Lenders, for whom Orion Energy Partners TP Agent, LLC acts as administrative agent, consist of Orion Energy Partners, L.P., GCM Grosvenor and Voya Investment Management. On February 23, 2022, the Mezzanine Lenders assigned the Mezzanine Credit Facility and its rights to the Class C Units (see below) to GCEH, and GCEH subsequently fully funded the $67.4 million mezzanine loan. Accordingly, as of February 23, 2022 all Mezzanine Lenders have been replaced by GCEH, and GCEH hereafter is entitled to all of the payments required to be made under the mezzanine loans and all of the distributions payable to the holder of the Class C Units.

The Mezzanine Credit Facility bears interest at the rate of 15.0% per annum, payable quarterly, provided that we may defer interest to the extent we don’t not have sufficient cash to pay the interest, such deferred interest being added to principal. As additional consideration for the mezzanine loans, we have agreed to issue membership interest to the Mezzanine Lenders, now GCEH, in BKRF HCB, LLC, which interests were issued on February 23, 2022 upon the full funding of $67.4 million.

The mezzanine loans mature in November 2027. Principal of the mezzanine loans is due at maturity, provided that we must offer to prepay the loan with any excess net cash flow. We have the right to prepay the loan in whole or in part with the payment of a prepayment premium. The mezzanine loans are secured by the assets of the applicable Loan Parties.

As part of the Senior Credit Facility and the Mezzanine Credit Facility, we agreed to grant the Senior Lenders and GCEH, upon the assignment from the original Mezzanine Lenders, membership interests in
BKRF HCB, LLC
, which membership interests will provide the Senior Lenders and GCEH with an interest in excess cash flows from the Bakersfield Renewable Fuels Refinery’s operations. These membership interests provide the Senior Lenders and GCEH with an indirect financial interest in the Bakersfield Renewable Fuels Refinery. Other than certain limited approval rights, we have the right to manage the Loan Parties and the refinery, and the lenders have no voting rights. These membership interests are to be issued under the BKRF HCB, LLC Amended and Restated Limited Liability Company Agreement (the “BKRF Mezz Borrower LLC Agreement”). The BKRF Mezz Borrower LLC Agreement provides for three classes of membership interests (Units): (i) Class A Units, all of which are held by GCE Acquisitions, LLC as evidence of
our ownership of this subsidiary; (ii) Class B Units that
were
issued to the Senior Lenders as we
drew
down on the Senior Credit Facility (fully issued as of December 21, 2021) and (iii) Class C Units that were
issued to GCEH
upon the funding of
the Mezzanine Credit Facility (fully issued as of February 23, 2022).

Until the later of (i) five years from the commercial operations date of the Bakersfield Renewable Fuels Refinery and (ii) the date the Senior Lenders have received two times the loan amount under the credit facility (the “Termination Date”), the Senior Lenders, as holders of the Class B Units, are entitled to receive quarterly distributions of 25% of the free cash flow until the Senior Lenders have received (collectively, from these cash distributions plus principal and interest on the senior loans) an amount equal to a 2X multiple of invested capital (“MOIC”), or two times the amount of the senior loans, for a total of up to $674.8 million, and, if the Termination Date has not occurred, thereafter quarterly distributions of 5% of the free cash flow until the Termination Date. See Note E to the consolidated financial statements for additional details regarding the credit facility.

On February 23, 2022 GCEH replaced the original Mezzanine Lenders both as the lender of the mezzanine loan and as the holder of the Class C Units. Accordingly, under the BKRF Mezz Borrower LLC Agreement, as holders of the Class C Units GCEH is entitled to receive out of the distributions by BKRF Mezz Borrower not paid to the Class B Members, the following:

●	First, 80.0% of such distributions until GCEH has received cumulative payments (distributions and principal and interests on the $67.5 million mezzanine loan) equal to 2.0X MOIC;

●	Second, 65.0% of such distributions until GCEH has received cumulative payments equal to 3.0X MOIC;

●	Third, 50.0% of such distributions until GCEH has received cumulative payments equal to 4.0X MOIC;

●	Fourth, 30.0% of such distributions until GCEH has received cumulative payments equal to 99.0X MOIC.

Amendments to Credit Agreements:
The Senior Credit Facility and the Mezzanine Credit Facility were entered into on May 4, 2020 in order to fund the acquisition, development and construction of the Bakersfield Renewable Fuels Refinery. Since the two credit agreements were entered into, the scope of the Bakersfield Renewable Fuels Refinery has both changed and expanded to include additional capabilities and equipment, which changes have affected certain of the assumptions made regarding the cost of installing, developing and constructing the Bakersfield Renewable Fuels Refinery. Accordingly, the two Credit Agreements were amended on several occasions, and the amount of credit available under both the Senior Credit Facility and Mezzanine Credit Facility was increased to $337.6 million and $67.4 million, respectively.

On February 23, 2022, Amendment No. 8 modified a provision whereby the Bakersfield Renewable Fuels Refinery needs to achieve Substantial Completion, as defined under the Senior Credit Facility, no later than August 31, 2022, or an event of default occurs and the Senior Lenders have the right to accelerate the loan for immediate payment of all principal and interest accrued to that date. However, the Substantial Completion date of August 31, 2022 can be extended on a day-for-day basis depending on the number of days that the ExxonMobil Offtake Agreement commercial target date of October 15, 2022 is also extended, up to a total extension of 90 days.  The amendment also requires a quarterly principal prepayment amount to achieve an agreed-upon end-of-quarter targeted debt balance designed to meet the full payment of the Senior Credit Facility by November 4, 2026. The Company is only obligated to pay this quarterly principal amount to achieve these targeted debt balances to the extent there is available cash under the specific calculations required in the Senior Credit Facility. Irrespective of the cash available from the Bakersfield Renewable Fuels Refinery operations, the full amount of the loan matures and is due on November 4, 2026. Additionally, the $35 million reserve requirement from Amendment No. 3 was eliminated by Amendment No. 8 in conjunction with the Series C Preferred Financing.

Effective as of February 23, 2022, the Senior Credit Facility was further amended to permit the Loan Parties to defer up to 3.50% per annum of the interest until the earlier of September 30, 2022 and the final completion of the retooling of the Bakersfield Renewable Fuels Refinery, with all deferred interest being added to principal. In addition, effective as of February 23, 2022, the parties agreed to various amendments to the representations and warranties, affirmative and negative covenants and events of default in the senior loan facility, including (i) the Company’s loan subsidiaries may enter into working capital facilities in an amount of up to $125 million without the Senior Lenders’ consent, and the Company agreed to use its commercially reasonable efforts to enter into a permitted working capital facility on or before June 30, 2022; (ii) the retooling of the Bakersfield Renewable Fuels Refinery must be substantially complete by August 31, 2022 (subject to extension for up to 90 days as described above); and (iii) the final completion of the retooling of the Bakersfield Renewable Fuels Refinery must be achieved by January 31, 2023.

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

The Company’s most critical accounting policies and estimates that may materially impact the Company’s results of operations include:

Asset Retirement Obligations
- The Company recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value.

We have asset retirement obligations with respect to our refinery due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is our practice and intent to continue to maintain these assets and make improvements based on technological advances. We also have obligations related to the required cleanout of the pipeline and terminal tanks

In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligations. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

Environmental Remediation Liabilities -
The Company accrues environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at sites where we have environmental exposure. This estimate is based on assessments of the extent of the contamination, the selected remediation methodology and review of applicable environmental regulations, typically considering estimated activities and costs for 15 years, and up to 30 years if a longer period is believed reasonably necessary. Such estimates require judgment with respect to costs, time frame and extent of required remedial and clean-up activities. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed or reliably determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized.

Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

Fair Value of Class B Units  -
 The Company classifies the Class B units as mandatorily redeemable financial instruments in accordance with ASC 480. The Company has elected to record these financials at fair value pursuant to the fair value option in ASC 825-10.  At each borrowing the Company will initially recognize the Class B Unit liability based on the issuance date fair value with an offset to the discount on the Senior Credit Agreement. The Company remeasures their Class B Units at fair value at each reporting date with changes recognized in other income/expense.

Fair Value of Warrant Commitment Liability -
The Company recognized a Warrant Commitment Liability as a freestanding instrument that is classified as a liability under ASC 480, as the commitment to issue the warrants represents a variable share settlement where the warrants to be issued vary based on occurrence of a future event.
This Warrant Commitment Liability was initially recognized at fair value and is remeasured at fair value at each reporting date until settled with changes in fair value recognized in earnings in other income/expense.

Recoverability of Goodwill and Intangible Assets
- The Company recognizes Goodwill during an acquisition when there is an excess of the fair value of consideration over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination.
Recognized goodwill pertains in part to the value of the expected synergies to be derived from combining the operations of the businesses we acquire including the value of the acquired workforce. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets may include, but are not limited to, future expected cash flows from acquired customers acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. It is possible that the judgments and estimates described above could change in future periods.

We use estimates, assumptions, and judgments when assessing the recoverability of goodwill and acquired intangible assets. We test for impairment on an annual basis as of December 31, or more frequently if a significant event or circumstance indicates impairment. We also evaluate the estimated remaining useful lives of acquired intangible assets for changes in circumstances that warrant a revision to the remaining periods of amortization. For purposes of assessing potential impairment of goodwill, we estimate the fair value of the reporting unit, based on our market capitalization, and compare this amount to the carrying value of the reporting unit. If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. We have determined that we operate as one reporting unit and may first assess qualitative factors to determine whether the existence of events or circumstances indicate that an impairment test on goodwill is required. The Company internally monitors business and market conditions for evidence of triggering events for goodwill and acquired intangible assets. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, an accumulation of costs and resources in excess of the original expectation, or a significant change in the operations of the acquired assets or use of an asset or asset group. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for our reporting unit.

Results of Operations

Revenues.
As discussed above, until May 7, 2020 our activities were devoted solely to the acquisition and financing of the Bakersfield Renewable Fuels Refinery. Since our acquisition of the Bakersfield Renewable Fuels Refinery on May 7, 2020, we have been engaged in converting and repositioning the former crude oil refinery into a renewable fuels refinery and in further developing our Camelina feedstock production supply chain. Accordingly, in fiscal 2020 and the fiscal year ended December 31, 2021 (“fiscal 2021”) we did not engage in any activities that generated current revenues, except for a minimal amount of certified seed sales, and, as a result, we had no operating revenues in fiscal 2021 or fiscal 2020 from the renewable fuels refinery operations. The Bakersfield Renewable Fuels Refinery currently is being retooled and converted from a crude oil refinery into a renewable fuels refinery and is not expected to commence operations until the second half of 2022. Therefore, we do not anticipate generating revenues from the operations of the Bakersfield Renewable Fuels Refinery until that time.

General And Administrative Expenses and Facility Expenses.
General and administrative expense consists of expenses generally involving corporate overhead functions and operations. Our general and administrative expenses increased by $17.2 million, or 215%, from $8.0 million in fiscal 2020 to $25.2 million in fiscal 2021. This increase was due to higher payroll costs (we have hired over 60 new employees in 2021, many of whom are engaged in the construction and operations of the Bakersfield Renewable Fuels Refinery), higher accounting and professional fees, higher insurance, information technology services and general office expenses arising from the ownership of the Bakersfield Renewable Fuels Refinery. We expect that our general and administrative expenses will continue to increase in 2022 as the development of the refinery progresses, and expenses will further increase once the Bakersfield Renewable Fuels Refinery is fully operational. Facility expenses primarily consist of maintenance costs to keep the Bakersfield assets, purchased in May 2020, in an operational mode and expenses normally related to the operations of a refinery. The 2021 facility expense was $14.5 million, an increase of $11.2 million as compared to $3.3 million in 2020. General and administrative expenses also increased in part as a result of the additional corporate and facility expenses related to the two new subsidiaries (ATI and CCE) that the Company acquired in 2021, and to the new corporate office and research facility that SusOils leased in Great Falls, Montana, in 2021.  These additional general and administrative expenses will increase in 2022 as these expenses are borne for an entire year.

Interest Income/Expense.
Our net fiscal 2020 and fiscal 2021 interest expenses consisted of accrued and paid interest of $2.8 million and $2.9 million, respectively. In fiscal 2020 we had $2.1 million of promissory notes outstanding as well as $151.5 million borrowed under our Senior Credit Facility.  For fiscal 2021, we had $2.7 million in promissory notes outstanding and had a balance of $337.6 million borrowed from the Senior Credit Facility. Accordingly, our interest expense for these years represent interest accrued and paid on these amounts borrowed. We expect that our interest expenses will significantly increase as the company utilizes mezzanine financing to continue the construction of the Bakersfield Renewable Fuels Refinery. Applicable construction period interest costs will be capitalized into the project under the guidance of the current accounting standards.

Change in Fair Value of Derivative, Class B Units, Finance Charges and Warrant Commitment Liability
. In October of 2018 we entered into the Derivative Contract and made amendments through 2020. As part of the Derivative Contract, we recorded a gain from the change in fair value of the derivative of $5.5 million in 2020 as it was converted to a fixed payment. In May 2020 we entered into a Senior Credit Facility whereby we issued equity units in a subsidiary. We record these units at their fair value when they are issued or become issuable, and we remeasure the fair value of these units at the end of each reporting period. As of December 31, 2021 we determined that the fair value of the liability of the mandatorily redeemable instruments to be $21.6 million, which was an increase in fair value of $6.1 million, which was charged to other expenses. This compared to a charge of $2.0 million in 2020 for these equity units. In 2021, we also recognized a charge of $3.2 million related to our obligation to issue warrants to our Senior Lenders. The fair value of these warrants increased by $3.2 million from December 20, 2021, the date of our obligation, to December 31, 2021. We had no comparable change in fair value in 2020.

Net losses.
For 2021 we incurred an operating loss of $40.7 million, an increase of $29.0 million from our operating loss of $11.7 million in 2020. Our operating loss increased because of the substantial increase in our general and administrative expenses (including facilities costs), the costs related to the retooling of the Bakersfield Renewable Fuels Refinery, and our activities in developing the Camelina farming operations and feedstock program. Our total net loss for the year 2021 was $51.4 million, an increase of $40.8 million or 385% compared to the $10.6 million loss in 2020. Our net loss for 2021 increased over 2020 primarily due to our full year work effort retooling the refinery and our expanded activities at the refinery, our expanding feedstock program, acquisition integration efforts and increased charges from the change in fair value of both our Class B units and Warrant Commitment Liability for an increased charge of $7.3 million. We expect to continue to incur losses in 2022 until we begin operations at our renewable fuels refinery which we expect in the second half of 2022.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $23.4 million of cash on hand, of which $2.9 million was short-term unrestricted cash, $8.0 million was short-term restricted cash and $12.5 million was long-term restricted cash.  As of December 31, 2020 we had approximately $39 million of cash, of which $3.4 was short-term unrestricted cash, $12.9 million was short-term restricted cash and $22.7 million was long-term restricted cash. Long-term restricted cash represents cash that we expect to spend on the construction of the Bakersfield Renewable Fuels Refinery and which expenditures will be capitalized, and such amount cannot be used for general corporate purposes.  Short-term restricted cash represents cash that we expect to spend on the operations of the Bakersfield Renewable Fuels Refinery and which expenditures will not be capitalized, and such amount cannot be used for general corporate purposes. On December 31, 2021 we had working capital of negative $81.7 million compared to negative working capital of $5.8 million at the end of fiscal 2020.

The Bakersfield Renewable Fuels Refinery is currently being retooled and converted from a crude oil refinery into a renewable fuels refinery. The construction of the Bakersfield Renewable Fuels Refinery is expected to be completed, and production of renewable fuel products at the Bakersfield Renewable Fuels Refinery is expected to commence in the second half of 2022. Based on our existing agreements for the sale of renewable diesel and other renewable products that the Bakersfield Renewable Fuels Refinery will produce, once the Bakersfield Renewable Fuels Refinery becomes fully operational, we anticipate that we will generate sufficient cash to fund all of our operating expenses. However, until the Bakersfield Renewable Fuels Refinery commences production, we will continue to incur material operating expenses without generating any refinery operating revenues and, accordingly, we will continue to incur significant negative cash flow.

In order to fund the cost of acquiring the Bakersfield Renewable Fuels Refinery, converting the existing refinery into a renewable refinery, and paying all operating expenses during the preoperational period, in 2020 our BKRF OCB, LLC subsidiary entered into the secured Senior Credit Facility with the Senior Lenders under which, as of December 31, 2021, we have borrowed $337.6 million.  Also, in 2020 our BKRF HCB, LLC subsidiary entered into a secured Mezzanine Credit Facility with the Mezzanine Lenders under which we most recently had the ability to borrow up to $67.4 million. On December 20, 2021, our Senior Lenders agreed to provide a Bridge Loan of up to $20 million, of which $12 million was funded as of December 31, 2021, to provide working capital until our contemplated preferred share financing with ExxonMobil and the Senior Lenders could be completed. On February 23, 2022 GCEH assumed all of the rights and obligations of the Mezzanine Lenders under the Mezzanine Credit Facility, and accordingly loaned $67.4 million to BKRF HCB, LLC as the lender under the Mezzanine Credit Facility. Accordingly, GCEH now is the mezzanine lender to BKRF HCB, LLC.  The proceeds from the Senior Credit Facility and the Mezzanine Credit Facility have been, and will continue to be used to fund the pre-operational expenses and the capital costs of the Bakersfield Renewable Fuels Refinery.

The Senior Credit Facility bears interest at the rate of 12.5% per annum, payable quarterly. Principal payments are required to be made under the Senior Credit Facility beginning after the Bakersfield Renewable Fuels Refinery has commercial operations. The Senior Credit Facility matures on November 4, 2026. The Mezzanine Credit Facility bears interest at the rate of 15.0% per annum, payable quarterly, provided that BKRF HCB, LLC may defer up to 2.5% interest to the extent BKRF HCB, LLC does not have sufficient cash to pay the interest (any deferred interest will be added to principal). Borrowings under the Mezzanine Credit Facility are due at maturity in November 2027. As additional consideration, the Senior Lenders were issued Class B Units. The Class B Units represent membership interest in our subsidiary, BKRF HCB, LLC and entitle the holders thereof to preferential cash distributions. The Class B Units will not affect our liquidity until the Bakersfield Renewable Fuels Refinery commences operations, which is expected in the second half of 2022. However, since the holders of the Class B Units will be entitled to certain priority cumulative cash distributions, if any, that may be made in the future from the operations of the Bakersfield Renewable Fuels Refinery, distributions made on behalf of the Class B Units will reduce the amount of distributions that we may be entitled to receive in the future from the operations of the Bakersfield Renewable Fuels Refinery.

On December 20, 2021 GCEH entered into the MOU with ExxonMobil whereby ExxonMobil agreed to purchase $125 million of a new series of preferred shares by January 31, 2022. In conjunction with the MOU, the Senior Lenders expressed interest to also purchase $20 million of the contemplated preferred shares on the same terms as ExxonMobil. Additionally, the Senior Lenders committed to fund an additional Bridge Loan of $20.0 million, under equivalent borrowing terms as the Senior Credit Facility, until the financing transaction contemplated under the MOU was completed. On December 21, 2021, the Senior Lenders funded $12.0 million of the Bridge Loan and on January 7, 2022 the balance of $8.0 million was funded. The Series C Preferred offering, which was delayed past January 31, 2022, closed on February 23, 2022, and concurrently the Bridge Loan, and accrued interest, was paid in full. Also, on December 20, 2021, the Company entered into an amendment to the Senior Credit Facility whereby GCEH committed to the Senior Lenders to issue warrants covering 5,017,008 shares of common stock of GCEH at an exercise price to be determined based on a market pricing mechanism upon the completion of the Series C Financing for a term of five years from that date (the “Lender Warrant Commitment”). The Warrant Commitment Liability was in consideration for i) the 1%, or $4.1 million, consent premium payable from an earlier amendment to the Senior and Mezzanine Credit Facilities, ii) the Bridge Loan, and iii) as additional creditor fees for forbearance to the Senior Lenders and Mezzanine Lenders. The Warrant Commitment Liability was settled on February 23, 2022 through the issuance of five-year warrants (the “GCEH Warrants”) to purchase up to an aggregate of 5,017,008 shares of our Common Stock at an exercise price of $2.25 per share. Additionally, on February 23, 2022, the Senior Lenders purchased $20 million of the Series C Preferred.

On February 23, 2022, we raised $145 million from the sale of shares of our newly created Series C Preferred to ExxonMobil and the Senior Lenders.  The net offering proceeds of the Series C Preferred offering (after payment of $9.3 million of offering expenses and other related fees and costs) were allocated as follows:  (i) $20 million to repay the Bridge Loan, (ii) $77.4 million (which includes $67.4 million funded under the Mezzanine Credit Facility) to fund the construction of the Bakersfield Renewable Fuels Refinery, (iii) $18 million for a debt service reserve account, and (iv) the balance for use by us as working capital, including the further development of our Camelina feedstock program.

Based on our construction budget (including the purchase orders we have issued for the required equipment) and on our projections of our future operating expenses, we anticipated that the $405 million provided to BKRF HCB, LLC under the Senior Credit Facility and the Mezzanine Credit Facility, together with the funds available under the Series C Financing would be sufficient to fund our projected capital expenditures and operating expenses at the Bakersfield Renewable Fuels Refinery until the Bakersfield Renewable Fuels Refinery becomes operational.  However, because of the uncertainty around the cost of change orders to the refinery, the impact of the loss of revenues from the refinery arising from the unexpected delay in the completion of construction, and the amount and timing of certain credits due to us, we now believe that we will need additional capital to fund certain of our liquidity requirements.

A portion of the net proceeds from the Series C Preferred financing are being used to fund our corporate operating expenses.  However, the completion of the construction of the Bakersfield Renewable Fuels Refinery has been delayed, and production at the refinery is now not expected to commence until the second half of 2022. The delay in the commencement of production at the Bakersfield Renewable Fuels Refinery will result in a loss of anticipated revenues. As a result, we currently expect that we will need additional funds to meet the Company’s projected commitments over the next twelve months. Our financial commitments during the next twelve months include a fixed payment obligation that arose from the settlement of a derivative contract that we amended on April 20, 2020, which requires us to pay $20.2 million in six equal monthly payments of $3.375 million beginning in May 2022 from the cash generated by the refinery’s operations. Since the Bakersfield Renewable Fuels Refinery will not be operational and we will not generate revenues when the payments under the derivative contract are required to begin in May 2022, we have initiated discussions with the holder of this unsecured obligation to defer the repayment of this obligation until the refinery’s operations commence. No assurance can be given that we will be able to renegotiate this obligation on terms acceptable to us, or at all.

In order to bridge the anticipated cash shortfall resulting from the delayed commencement of the Bakersfield Renewable Fuels Refinery, we intend to pursue raising additional debt or equity funding.  Although we have identified possible sources for some or all of the additional capital, we do not currently have commitments from any third parties to provide us with the additional capital.  In the event that we do not obtain the necessary additional bridge financing, we will have to revise our short-term operating plans, reduce our anticipated investments in camelina production and in infrastructure improvements, and otherwise reduce our operating expenses.  No assurance can be given that these short-term cash flow adjustments will be successful.

Our transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Bakersfield Renewable Fuels Refinery. In order to ensure that we have a buyer for the renewable diesel produced at our renewable refinery, we have entered into the Offtake Agreement with ExxonMobil under which ExxonMobil has agreed to purchase a minimum of 105 million gallons per year of renewable diesel from the Bakersfield Renewable Fuels Refinery for a period of five years following the date that the Bakersfield Renewable Fuels Refinery commences commercial operations. The price of the renewable diesel to be sold under the Offtake Agreement is based on a combination of a fixed price and a variable price.  We have also entered into the Term Purchase Agreement with ExxonMobil under which ExxonMobil has the right to purchase the additional renewable diesel that is not sold to ExxonMobil under the Offtake Agreement. The revenues we expect to receive under the Offtake Agreement once the Bakersfield Renewable Fuels Refinery is fully operational, together with a potential line of credit for purchasing feedstock, and with our other projected sources of revenues, are expected to fund our anticipated working capital and liquidity needs.

Once completed, the Bakersfield Renewable Fuels Refinery will be able to produce renewable diesel from various renewable feedstocks, such as Camelina oil produced from our patented Camelina varieties, soybean oil, used cooking oil, inedible animal fat, and other vegetable oils. We believe that one of our strategic advantages is that a significant portion of the feedstock expected to be used at our renewable refinery will be Camelina oil derived from the Camelina grain produced for the Bakersfield Renewable Fuels Refinery using our patented Camelina varieties. However, we anticipate that we will need additional funding for general corporate purposes, to grow our certified Camelina seeds, to enter into agreements with farmers, and to otherwise ramp up the cultivation and production of Camelina. In addition, we will also have to purchase significant amounts of feedstock from which we will produce renewable diesel, which purchase price we may have to pay in advance.  Our goal is to fund the foregoing feedstock purchase and production costs through a feedstock supply credit line we expect to obtain from one or more commercial financial institutions.  Based on our current Camelina production expectations and the projected costs of purchasing feedstock, we expect that we will have to obtain a line of credit for $100 million to $125 million. Any such line of credit is expected to be secured by the feedstock that we purchase and by the accounts receivables generated from our renewable diesel sales.

 To the extent that we raise additional funds through the issuance of equity securities, our stockholders will experience dilution, and the terms of the newly issued securities could include certain rights that would adversely affect our stockholders’ rights. Furthermore, if these new securities are convertible or are accompanied by the issuance of warrants to purchase shares of our common stock, our current stockholders may experience substantial dilution. There can be no assurance that we will be successful in raising debt or equity funding or that any such financing will be available, available on favorable or acceptable terms, or in the amounts needed. Additionally, while the potential economic impact brought on by the current geopolitical developments, including the Russian invasion of Ukraine and the continuing impacts of the coronavirus pandemic are difficult to assess or predict, the significant impact that these developments have had on the global financial markets, on the costs of raw materials we need, and on our own stock trading price, could reduce our ability to access additional capital, which would negatively impact our short-term and longer-term liquidity.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

Inflation and changing prices have had minimal effect on our continuing operations over our two most recent fiscal years.

ITEM 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company.”

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements are referred to in Item 15, listed in the Index to Financial Statements as a part of this Annual Report on Form 10-K, and are incorporated herein by this reference.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Effective controls and procedures (as defined in Exchange Act Rule 13a-15(e))  are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report on Form 10-K, management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Report on Internal Control over Financial Reporting.” We are taking the additional remedial steps to address the material weaknesses in our disclosure controls and procedures as set forth below under “Management’s Plan for Remediation of Material Weaknesses.”

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

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management has evaluated the effectiveness of the Company’s ICFR as of December 31, 2021. Management based its assessment on the framework set forth in Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) in conjunction with SEC Release No. 33-8810 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission” (17 CFR PART 241). Because of the material weaknesses described below, management concluded that the Company’s ICFR was not effective as of December 31, 2021:

●
Ineffective controls over period-end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, and lack of approval of adjusting journal entries.

●
Insufficient controls around the identification and review of certain technical accounting matters and related entries performed by insufficient staffing of adequate accounting resources and without appropriate technical knowledge and expertise.

●	Inadequate segregation of duties in various key processes including the information technology control environment.

●
Lack of documentation of policies and procedures and insufficient controls and reviews related to cybersecurity, security access and configuration including user access, and change management around the information technology control environment.

●	Have not performed a risk assessment and mapped our accounting processes to control objectives.

Management believes that the material weaknesses arose because the Bakersfield Renewable Fuels Refinery had minimal controls in place when it was purchased in May 2020, and as of December 31, 2021 the Company had not completed its implementation of all the internal controls and procedures. The Company is taking measures to remediate these deficiencies.

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

Management’s Plan for Remediation of Material Weaknesses

The Company is in the process of taking, or plans to take, the following actions, and continues to be engaged in, making necessary changes and improvements to its internal control system to address the material weaknesses in ICFR described above. These actions include:

a)
The Company is in the process of hiring additional financial and accounting personnel who are experienced in U.S. GAAP financial reporting. The Company is evaluating its accounting personnel to remediate the identified weaknesses;

b)
The Company is implementing more robust financial reporting, accounting and management controls over its accounting and financial reporting functions at all of its facilities. The Company is evaluating its necessary approval controls including approval of adjusting journal entries;

c)
The Company has engaged independent consultants to assist the Company in improving its internal control over financial reporting, as well to assist with technical accounting matters. The Company is evaluating the recommendations put forth by the consultants.

d)	The Company is in the process of performing a risk assessment and mapping our accounting processes to control objectives.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2021, we enhanced the reporting structure of our accounting system, and began the implementation of other financial reporting tools. Other than these changes, there were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B     OTHER INFORMATION

 Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022 and is incorporated herein by reference.

ITEM 11     EXECUTIVE COMPENSATION

The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022 and is incorporated herein by reference.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022 and is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022 and is incorporated herein by reference.

ITEM 14     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2022 and is incorporated herein by reference.

PART IV

ITEM 15     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements. Reference is made to the Index to Consolidated Financial Statements of the Company attached hereto following the signature page of the Annual Report.

(2)
Financial Statement Schedules. All consolidated financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the Consolidated Financial Statements of the Company attached hereto following the signature page of the Annual Report.

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

3.1	Certificate of Incorporation (incorporated herein by reference to Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).
3.2	Certificate of Amendment to its Certificate of Incorporation (incorporated by reference herein to Exhibit 3.2 to the Company’s Form 10-K filed on April 13, 2021)
3.3	Bylaws (incorporated herein by reference to Appendix E to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).
4.1	Specimen stock certificate (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)
4.2	Description of the Securities of Global Clean Energy Holdings, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
10.1
Office Lease, dated as of February 2, 2014, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2015, and incorporated herein by reference)

10.2
First Amendment to Office Lease, dated as of January 15, 2019, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.3
Second Amendment to Lease, dated May 1, 2019, between Global Clean Energy Holdings, Inc. and Skypark Atrium, LLC (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.4
Global Clean Energy Holdings, Inc. 2010 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).#

10.5
Form of 2020 Indemnification Agreement entered into between Registrant and its directors and executive officers (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#

10.6	Omitted
10.7
Employment Agreement, dated October 15, 2018, by and between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#

10.8
Amendment No. 1 to Employment Agreement, dated May 7, 2020, by and between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#

10.9
Convertible Promissory Note, dated October 16, 2018, issued by Global Clean Energy Holdings, Inc. to Richard Palmer (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#

10.10
Employment Agreement, dated January 15, 2018, by and between Global Clean Energy Holdings, Inc. and Noah Verleun (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#

10.11
Amendment No. 1 to Employment Agreement, dated May 7, 2020, by and between Global Clean Energy Holdings, Inc. and Noah Verleun (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#

10.12
Offer Letter, dated May 17, 2020, by and between Global Clean Energy Holdings, Inc. and Ralph Goehring (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#

10.13
Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule PRE 14A filed with the Commission on July 30, 2020)#

10.14
Form of Stock Option Grant Notice of Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.14 to the Company’s Form 10-K filed on April 13, 2021)

10.15
Share Purchase Agreement, dated April 29, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.16
First Amendment to Share Purchase Agreement, dated as of September 27, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.17
Second Amendment to Share Purchase Agreement, dated as of October 4, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.18
Third Amendment to Share Purchase Agreement, dated as of October 11, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.19
Fourth Amendment to Share Purchase Agreement, dated as of October 28, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.20
Fifth Amendment to Share Purchase Agreement, dated as of March 23, 2020, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.21
Sixth Amendment to Share Purchase Agreement, dated as of May 4, 2020, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.22
Control, Operation And Maintenance Agreement, dated May 4, 2020, by and between GCE Operating Company, LLC and BKRF OCB, LLC (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.23
Call Option Agreement, dated May 7, 2020, by and among Global Clean Energy Holdings, Inc., Alon Paramount Holdings, Inc., and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.24
Credit Agreement, dated as of May 4, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein†(filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.25
Credit Agreement, dated as of May 4, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)†

10.26
Product Offtake Agreement, dated as of April 10, 2019, between ExxonMobil Oil Corporation and GCE Holdings Acquisitions LLC (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)†

10.27
Engineering, Procurement and Construction Agreement, dated April 30, 2020, between ARB, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)†

10.28
License Agreement, dated October 24, 2018, between Haldor Topsoe A/S and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)†

10.29
Amendment No. 1 to Credit Agreement and Waiver, dated as of July 1, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein Incorporation (incorporated by reference herein to Exhibit 10.29 to the Company’s Form 10-K filed on April 13, 2021)

10.30
Amendment No. 1 to Credit Agreement, dated as of September 28, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein (incorporated by reference herein to Exhibit 10.30 to the Company’s Form 10-K filed on April 13, 2021)

10.31
Amendment No. 2 to Credit Agreement, dated as of September 28, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (incorporated by reference herein to Exhibit 10.31 to the Company’s Form 10-K filed on April 13, 2021)

10.32
Amendment No. 3 to Credit Agreement, dated as of March 27, 2021, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (incorporated by reference herein to Exhibit 10.32 to the Company’s Form 10-K filed on April 13, 2021)

10.33
Consent No. 2 And Amendment No. 2 To Credit Agreement, dated as of March 27, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein (incorporated by reference herein to Exhibit 10.33 to the Company’s Form 10-K filed on April 13, 2021)

10.34	Lease Agreement, dated September 24, 2021, between Cargill Incorporated and Sustainable Oils, Inc.*
10.35
Term Purchase Agreement, dated April 20, 2021 between Bakersfield Renewable Fuels, LLC and ExxonMobil Oil Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2021, and incorporated herein by reference)†

10.36
Amendment No. 4 to Credit Agreement, dated as of May 18, 2021, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2021, and incorporated herein by reference)†

10.37
Turnkey Agreement with a Guaranteed Maximum Price for the Engineering, Procurement and Construction of the Bakersfield Renewable Fuels Project, dated May 18, 2021, between Bakersfield Renewable Fuels, LLC and CTCI Americas, Inc.(filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2021, and incorporated herein by reference)†

10.38
Amendment No. 5 to Credit Agreement, dated as of July 28, 2021, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2021, and incorporated herein by reference)

10.39
Consent No. 3 and Amendment No. 3 to Credit Agreement, dated July 28, 2021, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2021, and incorporated herein by reference)

10.40
Amendment No. 6 to Credit Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated December 20, 2021 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 27, 2021, and incorporated herein by reference)

10.41
Forbearance and Conditional Waiver Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated December 20, 2021 (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on December 27, 2021, and incorporated herein by reference)

10.42
Consent No. 5, Forbearance and Conditional Waiver Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated December 20, 2021 (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on December 27, 2021, and incorporated herein by reference)

10.43
Sale and Purchase Deed among Global Clean Energy Holdings, Inc., Camelina Company Espana, S.L., and certain stockholders named therein, dated December 29, 2021  (filed as Exhibit 10.1 to the Registrant’s Form 8-K/A filed on January 5, 2022, and incorporated herein by reference)**

10.44
Securities Purchase Agreement, dated February 2, 2022, among Global Clean Energy Holdings, Inc. and the investors thereunder (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference)

10.45
Amendment No. 7 to Credit Agreement and Waiver, dated as of February 2, 2022, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein  (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference)

10.46
Amendment No. 8 to Credit Agreement and Waiver, dated as of February 2, 2022, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference)

10.47
Amendment No. 1 to Forbearance and Conditional Waiver Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated February 2, 2022 (filed as Exhibit 10.4 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference)

10.48
Amendment No. 1 to Consent No. 5, Forbearance and Conditional Waiver Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated as of February 2, 2022 (filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference)

10.49
Employment Agreement, dated February 2, 2022, by and between Global Clean Energy Holdings, Inc. and Ralph Goehring. (filed as Exhibit 10.6 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference)#

10.50
Amendment No. 4 to Credit Agreement, dated February 23, 2022, between BKRF HCB, LLC, BKRF HCP, LLC, Global Clean Energy Holdings, Inc. and the mezzanine lenders referred to therein (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 28, 2022, and incorporated herein by reference)

10.51
Amendment No. 1 to Convertible Promissory Note, dated February 23, 2022 between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on February 28, 2022, and incorporated herein by reference)

10.52	Form of 2022 Indemnification Agreement entered into between Registrant and its directors and executive officers*
10.53	Amendment No. 1. To Term Purchase Agreement, dated February 2, 2022, between ExxonMobil Oil Corporation and Registrant*
10.54	Amendment No. 2 To Product Offtake Agreement, dated February 2, 2022, between ExxonMobil Oil Corporation and Registrant*
21.1	Subsidiaries of Registrant*
23.1	Consent of Grant Thornton LLP*

23.2	Consent of Macias, Gini & O’Connell, LLC*
24.1	Power of Attorney (included on signature page)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from the Annual Report on Form 10-K of Global Clean Energy Holdings, Inc. for the years ended December 31, 2021 and 2020, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2021 and 2020; (2) Statements of Income for the years ended December 31, 2021 and 2020; (3) Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020; (4) Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (5) Notes to Financial Statements.

*	Filed herewith

†
Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions are (i) not material and (ii) would be competitively harmful if publicly disclosed.

#	Indicates a management contract or compensatory plan or arrangement.

**
The Agreement is Written in Spanish and an English translation is provided in accordance with Rule 12b-12(d) under the Exchange Act. In addition, certain portions of the Exhibit have been redacted pursuant to Reg. S-K Item 601 (b) (10)

ITEM 16      FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

April 4 , 2022	By:	/s/ RICHARD PALMER
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

Signature	Title	Date

/s/ RICHARD PALMER	President and Chief Executive Officer	April 4, 2022
Richard Palmer	(Principal Executive Officer) and Director

/s/ RALPH GOEHRING	Chief Financial Officer	April 4, 2022
Ralph Goehring	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID WALKER	Chairman, the Board of Directors	April 4, 2022
David Walker

/s/ SUSAN ANHALT	Director	April 4, 2022
Susan Anhalt

/s/ PHYLLIS CURRIE	Director	April 4, 2022
Phyllis Currie

/s/ NICHOLAS JONES	Director	April 4, 2022
Nicholas Jones

/s/ MARTIN WENZEL	Director	April 4, 2022
Martin Wenzel

/s/ AMY WOOD	Director	April 4, 2022
Amy Wood

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Global Clean Energy Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Global Clean Energy Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Warrant Commitment Liability
As described further in note A to the consolidated financial statements, the Company entered into Amendment No. 6 to the Senior Credit Facility, the Forbearance and Conditional Waiver Agreement, and the Consent No. 5, Forbearance and Conditional Waiver Agreement (collectively, “Amendment No. 6”) with the Senior Lenders. In consideration for settling a consent premium payment due to the Senior Lenders, the Bridge Loan, and as additional creditor fees paid for the forbearance, the Company agreed to issue warrants covering 5,017,008 share of common stock at an exercise price to be determined based on a market pricing mechanism upon the completion of the Series C Financing in accordance with Amendment No. 6 (the “Warrant Commitment Liability”). The Company recognized the Warrant Commitment Liability as a freestanding instrument that is classified as a liability as the commitment to issue the warrants represents a variable share settlement where the warrants to be issued vary based on the occurrence of something other than the fair value of the Company’s equity shares.  The Company measures the Warrant Commitment Liability at fair value initially and at each reporting date.  We identified the accounting for and the fair value measurement of the Company’s Warrant Commitment Liability as a critical audit matter.

The principal considerations for our determination that the accounting for and the valuation of the Company’s Warrant Commitment Liability is a critical audit matter are the technical accounting applied and the valuation method utilized by management required complex and subjective auditor judgment in evaluating the Company’s accounting conclusions.

Our audit procedures related to the accounting for and valuation of the Warrant Commitment Liability included the following, among others.
●
We obtained an understanding and evaluated the appropriateness of management’s technical accounting conclusions related to the Warrant Commitment
L
iability in conformity with accounting principles generally accepted in the United States of America. Our evaluation included consultation with our national office.
●
We utilized an internal valuation specialist to evaluate management’s estimate of the fair value of the Warrant Commitment Liability as of the date of Amendment No. 6 and as of December 31, 2021. These procedures included:
○
Understanding the Monte-Carlo simulation valuation methodology used and whether it was an acceptable model to value the Warrant Commitment Liability and if it was being applied correctly by performing independent calculations, and
○
Testing the appropriateness of the assumptions and inputs including stock price, volatility percentage, and risk-free rate by performing independent calculations
●
We understood the qualification of the third-party valuation specialist engaged by the Company based on their credentials and experience.

Class B Units
As described further in note E to the consolidated financial statements, the Company issued Class B Units in BKRF HCP, LLC, a wholly-owned subsidiary of Global Clean Energy Holdings, Inc., as the Company borrowed on the Senior Credit Facility. The Company is obligated to issue additional Class B units for every dollar that is advanced under the Senior Credit Facility.  The Company is required to make distributions to the holders of the Class B Units to the extent there is available cash and the aggregate amount of distributions to the Class B Unitholders may vary as the Senior Lenders are to receive two times the amount borrowed on the Senior Credit Facility less interest and principal payments. Upon expiration of the distribution period, the Class B Units are to be redeemed and canceled.  The Company accounted for the Class B Units as a mandatorily redeemable financial instrument because BKRF HCB, LLC has an unconditional obligation to redeem the Class B Units by transferring assets at a specified time. The Company has elected the fair value option for the Class B Units and measures the Class B Units at fair value at each borrowing date and at each reporting date. We identified the fair value determination of Class B Units as a critical audit matter.

The principal considerations for our determination that valuation of the Class B Units is a critical audit matter are the valuation methods utilized by management required complex and subjective auditor judgment in evaluating the Company’s valuation conclusion.

Our audit procedures related to the valuation of the Class B Units included the following, among others.
●
We evaluated the reasonableness of management’s forecasted financial results by:
o
Assessing the reasonableness of management’s forecast of future projected results by comparing such items to industry projections and conditions found in industry reports, and
o
Testing forecasted revenues and expected future cash flows by comparing forecasted amounts to contractual agreements and market data
●
We utilized an internal valuation specialist to evaluate:
o
The Monte-Carlo simulation valuation methodology used and whether it was an acceptable model to value the Class B Units and if it was being applied correctly by performing independent calculations, and
o
The appropriateness of the assumptions and inputs including the volatility percentage, risk-free rate, and cost of equity by performing independent calculations

We understood the qualification of the third-party valuation specialist engaged by the Company based on their credentials and experience.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Kansas City, Missouri
April
4
, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of directors and Shareholders
Global Clean Energy Holdings, Inc., and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Global Clean Energy Holdings, Inc., and Subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

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

Environmental Liabilities and Asset Retirement Obligations

Description of the Matter

At December 31, 2020, environmental remediation liabilities and asset retirement obligations (described in Note A and Note I) totaled $38.2 million. Evaluating environmental remediation liabilities and asset retirement obligations involve a great amount of judgement regarding the extent of contamination, the nature and extent of required cleanup efforts under existing environmental regulations, the duration and effectiveness of the chosen remedial strategy, and changes in environmental regulations. The Company uses engineering studies, historical experience and other factors to identify and evaluate remediation alternatives and their related costs in determining the estimated environmental and asset retirement obligations.

We identified the evaluation of the environmental remediation liability as a critical audit matter. Subjective auditor judgment was required to evaluate the assumptions specifically those related to the anticipated remediation activities and the cost of those activities. These assumptions include a range of potential outcomes and a revision to the assumptions could have a material impact on the consolidated financial statements.

How We Addressed the Matter in Our Audit

To address this critical audit matter, we engaged an engineering and science consulting firm with specialized skills and knowledge, who assisted in (1) assessing the Company’s environmental specialist’s qualifications, and (2) evaluating the management’s assessment of their environmental remediation liabilities and asset retirement obligations.

Valuation of Class B Units

Description of the Matter

As described in Note E, during 2020, the Company issued certain mandatorily redeemable equity instruments of one its subsidiaries, consisting of a total of 151.5 million Class B Units to its senior lender.  The Company is obligated to issue additional units for every dollar advanced under its senior credit facility. The Company is required to make distributions to the holders of the Class B Units to the extent that there is available cash and estimates that the total distributions on all Class B Units that will ultimately be made range from $4 million to $174 million. For accounting purposes, these mandatorily redeemable equity instruments have been classified as liabilities. At December 31, 2020, the aggregate fair value of these mandatorily redeemable equity instruments totaled $5.1 million.

We identified the valuation of these mandatorily redeemable equity instruments as a critical audit matter. Subjective auditor judgment was required to evaluate the assumptions used in the valuation.

How We Addressed the Matter in Our Audit

To address this critical audit matter, we engaged a valuation firm with specialized skill and knowledge, who assisted in reviewing the management specialist’s valuation and assessing: 1) that their valuation complies with prevailing professional standards and accepted valuation methodology; 2) that the valuation procedures and methods used have been applied correctly; and 3) that the underlying data, inputs and computations are accurate, and the resulting conclusion regarding fair value is reasonable.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2015.
Irvine, CA
April 12, 2021

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$2,957,296	$3,370,519
Accounts receivable, net	1,374,500	143,823
Restricted cash	7,972,914	12,943,222
Inventories , net	3,596,296	846,197
Prepaid expenses and other current assets	2,870,074	5,431,552
Total Current Assets	18,771,080	22,735,313

RESTRICTED CASH, net of current portion	12,491,684	22,668,984
DEBT ISSUANCE COSTS, NET	3,972,568	840,211
OPERATING LEASE RIGHT-OF-USE-ASSET	481,027	51,611
INTANGIBLE ASSETS, NET	12,771,996	4,180,746
GOODWILL	8,777,440	-
LONG TERM DEPOSITS	628,689	628,382
PROPERTY, PLANT AND EQUIPMENT, NET	353,852,931	138,972,675
ADVANCES TO CONTRACTORS	10,021,908	16,000,000

TOTAL ASSETS	$421,769,323	$206,077,922

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,563,304	$9,724,136
Accrued liabilities	40,269,003	12,873,815
Warrant Commitment Liability, at fair value	19,215,140	-
Current portion of operating lease obligations	198,440	52,653
Notes payable including current portion of long-term debt, net	35,223,402	4,198,113
Convertible notes payable	1,000,000	1,697,000
Total Current Liabilities	100,469,289	28,545,717

LONG-TERM LIABILITIES
Operating lease obligations, net of current portion	283,197	-
Mandatorily redeemable equity instruments of subsidiary, at fair value (Class B Units)	21,628,689	5,123,000
Long-term debt, net	3,450,576	16,155,138
Senior credit facility, net	317,780,666	146,769,225
Asset retirement obligations, net of current portion	17,661,429	17,762,977
Environmental liabilities, net of current portion	19,488,571	20,455,938
Deferred tax liabilities	1,623,599	-
TOTAL LIABILITIES	482,386,016	234,811,995

STOCKHOLDERS' DEFICIT
Preferred stock - $0.01 par value; 50,000,000 shares authorized Series B, convertible; 0 and 13,000 shares issued and outstanding (aggregate liquidation preference of $1,300,000), at December 31, 2021 and December 31, 2020 respectively	-	13
Common stock, $0.01 par value; 500,000,000 shares authorized; 42,013,433 and 35,850,089 shares issued and outstanding, at December 31,2021 and December 31, 2020 respectively	420,134	358,499
Additional paid-in capital	51,142,220	31,670,954
Accumulated deficit	(117,647,947)	(66,232,439)
Total stockholders' deficit attributable to Global Clean Energy Holdings, Inc.	(66,085,593)	(34,202,973)
Non-controlling interests	5,468,900	5,468,900
Total Stockholders' Deficit	(60,616,693)	(28,734,073)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$421,769,323	$206,077,922

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2021	2020
Revenue
Seed sales, net	$214,909	$-
Cost of g oods s old	141,242	-
Gross Profit	73,667	-

Operating Expenses
General and administrative expense	25,165,361	7,972,776
Facilities expense	14,503,409	3,345,458
Depreciation expense	181,112	118,447
Amortization expense	924,012	251,354
Total Operating Expenses	40,773,894	11,688,035

OPERATING LOSS	(40,700,227)	(11,688,035)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,907,657)	(2,832,398)
Other income	365,322	515,914
Change in fair value of Class B Units	(6,083,276)	(2,021,656)
Change in fair value of Warrant Commitment Liability	(3,210,885)	-
Change in fair value of derivative liability	-	5,476,000
Loss before income taxes	(52,536,723)	(10,550,175)
Income tax benefit	1,121,215	-
NET LOSS	$(51,415,508)	(10,550,175)

BASIC NET LOSS PER COMMON SHARE	$(1.33)	$(0.30)
DILUTED NET LOSS PER COMMON SHARE	$(1.33)	$(0.30)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	38,802,588	35,619,270
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	38,802,588	35,619,270

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock Series B Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Non - controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total
Beginning Balance at Dec. 31, 2019	13,000	$13	34,402,943	$344,029	$31,259,365	$(55,682,264)	$-	$(24,078,857)
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	326,486	-	-	326,486
Exercise of stock options	-	-	1,447,017	14,470	76,326	-	-	90,796
Option grants for investment in subsidiaries	-	-	-	-	8,777	-	5,468,900	5,477,677
Net loss	-	-	-	-	-	(10,550,175)	-	(10,550,175)
Ending Balance at Dec. 31, 2020	13,000	$13	35,850,089	$358,499	$31,670,954	$(66,232,439)	$5,468,900	$(28,734,073)
Shares issued upon reverse split to avoid fractional shares	-	-	1,793	19	(19)	-	-	-
Share-based compensation from issuance of options and compensation-based warrants	-	-	-	-	691,821	-	-	691,821
Shares issued to employees	-	-	139,164	1,392	766,976	-	-	768,368
Exercise of stock options	-	-	112,432	1,125	10,880	-	-	12,005
Conversion of note payable to shares	-	-	1,586,786	15,868	460,168	-	-	476,036
Purchase of Agribody Technologies, Inc.	-	-	830,526	8,305	4,991,695	-	-	5,000,000
Conversion of Series B Preferred to Common	(13,000)	(13)	1,181,819	11,818	(11,805)	-	-	-
Conversion of convertible notes	-	-	53,723	537	308,352	-	-	308,889
Issuance of common stock for cash	-	-	496,000	4,960	3,095,040	-	-	3,100,000
Purchase of Entira, Inc	-	-	407,150	4,071	2,459,236	-	-	2,463,307
Purchase of Camelina Company Espana SL			1,353,951	13,540	6,698,922	-	-	6,712,462
Net loss	-	-	-	-	-	(51,415,508)	-	(51,415,508)
Ending Balance at Dec. 31, 2021	-	-	42,013,433	$420,134	$51,142,220	$(117,647,947)	$5,468,900	$(60,616,693)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
	2021	2020
Operating Activities
Net Loss	$(51,415,508)	$(10,550,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,460,189	326,486
Depreciation and amortization	1,105,124	360,375
Accretion of asset retirement obligations	978,009	652,000
Gain on settlement of liabilities	-	(512,363)
Change in fair value of Class B units	6,083,276	2,021,656
Change in fair value of Warrant Commitment Liability	3,210,885	-
Change in fair value of derivative liability	-	(5,476,000)
Amortization of debt discount and issuance costs	4,798,252
Deferred tax benefit	(1,121,215)	-
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(135,783)	(143,823)
Inventories	(2,750,099)	(823,255)
Prepaid expenses	3,443,016	(1,106,870)
Other current assets	213,356	-
Deposits and other assets	(307)	(875,129)
Accounts payable	3,836,128	9,214,375
Accrued liabilities	(404,401)	3,216,448
Asset retirement obligations	(2,265,557)	(135,000)
Environmental liabilities	(510,817)	(694,999)
Operating Lease Obligations	(432)	610
Net Cash Used in Operating Activities	(33,475,884)	(4,525,664)
Investing Activities:
Cash paid for the Bakersfield Renewable Fuels Refinery	-	(36,500,000)
Cash received as part of acquisition of Agribody Technologies, Inc.	263,755	-
Cash received as part of acquisition of Entira, Inc.	2,100	-
Cash paid as part of acquisition of Camelina Company Espana SL	(631,073)	-
Cash paid for intangible assets	(111,746)	-
Advances to contractors, net	(10,021,908)	(16,000,000)
Cash paid for property, plant, and equipment	(170,941,874)	(45,569,854)
Net Cash Used in Investing Activities	(181,440,746)	(98,069,854)
Financing Activities:
Proceeds received from exercise of stock options	12,005	90,796
Payments on notes payable and long-term debt	(3,720,736)	(5,976,689)
Borrowings on Bridge Loan	12,049,763	-
Borrowings on other notes	1,771,783	-
Issuance of common stock for cash	3,100,000	-
Payments on debt issuance costs	-	(4,423,211)
Borrowings on Senior Credit Facility	186,142,984	151,430,016
Net Cash Provided by Financing Activities	199,355,799	141,120,912

Net Change in Cash, Cash Equivalents and Restricted Cash	(15,560,831)	38,525,394
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	38,982,725	457,331
Cash, Cash Equivalents and Restricted Cash at End of Period	$23,421,894	$38,982,725

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$30,227,893	$7,989,794
Leased assets obtained for new operating lease liabilities	443,842	-
Cash Paid for Income Taxes	-	-

Supplemental Noncash Investing and Financing Activities

	For the year ended December 31,
	2021	2020
Supplemental Disclosures of Non-cash Investing and Financing Activities
Issued options in Global Clean Energy Acquisitions subsidiary	$-	$5,468,900
Assumed asset retirement obligations	-	21,901,977
Assumed environmental liabilities	-	22,033,937
Conversion of derivative liability of $19.3 million into a fixed payment obligation with fair value of $18.8 million for a gain on derecognition of derivative liability	-	512,363
Issued warrants to a third party for equity in Sustainable Oils, Inc.	-	8,777
Financed insurance premiums with note payable	-	4,315,905
Debt discount related to Class B units issued to lender	6,083,276	-
Lender warrant commitment incurred for payment of debt issuance costs and payment of consent premium payable to Senior Lenders	16,004,255	-
Issued 1,640,509 shares of common stock for conversion of several notes payable and accrued interest	784,925	-
Issued 830,526 shares of common stock to acquire Agribody Technologies, Inc.	5,000,000	-
In-kind interest added to principal balance of Senior Credit Facility	5,891,725	1,948,553
Amounts included in accounts payable and accrued liabilities for purchases of property, plant, and equipment	27,045,738	8,996,960
Capitalized interest included in property, plant, and equipment	30,024,394	10,220,766
Issued 407,150 shares of common stock to acquire Entira, Inc.	2,463,307	-
Issued 1,353,951 shares of common stock to acquire Camelina Company Espana SL	6,712,462	-

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Global Clean Energy Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, the “Company”, “we”, “us” or “our”) is a U.S.-based integrated agricultural-energy biofuels company that holds assets across feedstocks and plant genetics, agronomics, cultivation, and regulatory approvals, commercialization, and downstream biorefining and storage. The Company is focused on the development and refining of nonfood-based bio-feedstocks and has an investment in several proprietary varieties of
Camelina sativa
(“Camelina”), a fast growing, low input and ultra-low-carbon intensity crop used as a feedstock for renewable fuels. The Company holds its Camelina assets (including all related intellectual property related rights and approvals) and operates its Camelina business through its subsidiary, Sustainable Oils Inc., (“SusOils”) a Delaware corporation. References in this document to “GCEH” refer only to Global Clean Energy Holdings, Inc.

On May 7, 2020
the Company purchased a crude oil refinery in Bakersfield, California with the objective of retrofitting it to produce renewable diesel from Camelina and other nonfood feedstocks (the “Bakersfield Renewable Fuels Refinery''). The Bakersfield Renewable Fuels Refinery is owned by Bakersfield Renewable Fuels, LLC, (''BKRF”) an indirect wholly-owned subsidiary of Global Clean Energy Holdings, Inc. The retrofitting of the refinery commenced promptly after the acquisition and is scheduled to be completed in the second half of
2022. After necessary start-up procedures and testing are complete, we expect production to be approximately 10,000 barrels per day
(“BPD”)

(420,000 gallons per day). Although the Bakersfield
Renewable Fuels Refinery
will have a nameplate capacity of 15,000
BPD
, we do not expect to produce more than 10,000
BPD
for at least the first year of production.
Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GCEH. and its subsidiaries, and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). References to the “ASC” hereafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

During the year ended December 31, 2021, we identified a classification error within the total stockholders’ deficit section of the consolidated balance sheet as of December 31, 2020 related to

the fair value of a call option that was part of our purchase of the Bakersfield refinery asset on May 7, 2020. The option provides for the selling entity to acquire a non-controlling interest, up to 33,333 units of GCE Holdings Acquisitions, LLC (“GCE Acquisitions”) representing up to 33.33% of GCE Acquisitions upon the exercise of this call option. The call option was valued at $5.5 million and the full amount was originally included in additional paid-in capital on our consolidated balance sheet. Upon our review, this amount should be separately identified in the stockholders’ deficit section as non-controlling Interest. This does not impact our valuation, has no effect on our assets
,
liabilities
,
or total stockholders’ deficit
and has no impact on our consolidated loss for the year ended December 31, 2020. The Company followed ASC 810,
Contracts in Entity’s Own Equity
, regarding the presentation of the call option in presenting the amount in the consolidated financial statements for the year ended December 31, 2020 and 2021 and the reclassification in the stockholders’ deficit section of the balance sheet was not considered material to any year, including the Company’s quarterly unaudited interim condensed consolidated financial statements. The selling entity holding the call option has not exercised their right as of December 31, 2021.

Certain
reclassifications have been made within the consolidated financial statements for the prior period to conform with current presentation.

Per Share Information

On March 26, 2021, the Company effected a one-for-ten reverse stock split. All common stock and per share information (other than par value) contained in these consolidated financial statements and footnotes have been adjusted to reflect the foregoing reverse stock split.

Restricted Cash

In accordance with the Company’s Senior Credit Facility (see Note E - Debt), the Company is required to advance the calculated interest expense on its borrowings at the time of such borrowings to the estimated commercial operational date of the Bakersfield
Renewable Fuels Refinery.
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
Renewable Fuels Refinery
 project in the form of a long-term asset, and classifies this amount as long-term. The Company makes this determination based on its budget, recent and near-term invoicing, and internal projections.

Cash and Cash Equivalents; Concentration of Credit Risk

The Company considers all highly liquid debt instruments maturing in three months or less from the date of purchase
to be cash
and cash

equivalents. The Company maintains cash and cash equivalents at high quality financial institutions. However, deposits exceed the federally insured limits. At December 31, 2021, the Company had approximately $22.3 million in uninsured cash.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories currently consist of Camelina seeds, grain, meal, and oil. Inventories are valued at the lower of cost or net realizable value. Cost is determined based on standard cost. There were no lower of cost or market adjustments made to the inventory values reported as of December 31, 202
1
 and December 31, 202
0
.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of office equipment and transportation equipment are computed using the straight-line method over estimated useful lives of 3 to 5 years. Refinery assets and buildings are depreciated using the straight-line method over estimated useful lives of 5 to 25 years. However, the refinery will not begin to be depreciated until its retrofitting has been completed and it is ready for operations. Normal maintenance and repair items are charged to operating costs and are expensed as incurred. The cost and accumulated depreciation of property, plant and equipment sold or otherwise retired are removed from the accounts and any gain or loss on disposition is reflected in the statements of operations. Interest on borrowings related to the retrofitting of the Bakersfield
Renewable Fuels Refinery
is being capitalized, which will continue until the refinery is available for commercial use. During the years ended December 31, 2021 and December 31, 2020, $30.0 million and $10.2 million, respectively, of interest was capitalized and is included in property, plant and equipment, net, for a total of $40.2 million of capitalized interest for the project.

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
During the year ended December 31, 202
1
 and 202
0
, there were no impairment losses recognized on

long-lived assets.

Goodwill and Indefinite Lived Assets

The Company’s indefinite lived assets consist of, Goodwill and trade names. Goodwill represents the excess of the fair value of consideration over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination. Goodwill is not amortized, but is tested for impairment annually on December 31 of each year or more frequently if events or changes in circumstances indicate the asset may be impaired.
We have one reporting unit. The first step in our annual goodwill assessment is to perform the optional qualitative assessment allowed by ASC Topic 350, “
Intangibles - Goodwill and Other
” (“ASC 350”). In our qualitative assessment, we evaluate relevant events or circumstances to determine whether it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, ASC 350 requires us to compare the fair value of such reporting unit to its carrying value including goodwill. We performed a qualitative assessment of the reporting unit and concluded that there were no indicators of potential impairment and, therefore, no additional testing was needed.
The other indefinite lived assets were separately identified intangible assets apart from goodwill. These separately identified assets with indefinite lives are not amortized and instead are tested annually for impairment, or more frequently if events or circumstances indicate a likely impairment.

Debt Issuance Costs

Debt issuance costs primarily relate to financing related to fund the costs of retrofitting the Bakersfield Renewable Fuels Refinery and are amortized over the term of the loan as interest under the effective interest method: however, as such interest primarily relates to retrofitting of the refinery, these costs are being capitalized as part of the refinery until the renewable fuels refinery is placed in service. The amortization of the debt issuance costs that are not capitalized are recorded as interest expense. At December 31, 2021 and December 31, 2020, unamortized debt issuance costs related to the Senior Credit Facility and Bridge Loan (see Note E) are classified as a direct deduction from the carrying amount of each credit facility; however, unamortized debt issuance costs related to the Mezzanine Credit Facility are presented on the balance sheets as an asset as there have not been any borrowings on the Mezzanine Credit Facility at December 31. 2021. See Note E - Debt for more detail on the financing.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accrued Liabilities

As of December 31, 2021 and December 31, 2020, accrued liabilities consists of:

	As of December 31, 2021	As of December 31, 2020
Accrued compensation and related liabilities	3,818,701	3,034,688
Accrued interest payable	1,857,343	2,093,649
Accrued construction costs	27,045,738	-
Other accrued liabilities	3,677,671	3,146,478
Current portion of asset retirement obligations	2,530,000	3,716,000
Current portion of environmental liabilities	1,339,550	883,000
	$40,269,003	$12,873,815

Asset Retirement Obligations

The Company recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value. We have asset retirement obligations with respect to our Bakersfield
Renewable Fuels Refinery
due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is our practice and intent to continue to maintain these assets and make improvements based on technological advances. In order to determine the fair value of the obligations, management must make certain estimates and assumptions including, among other things, projected cash flows, timing of such cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligations. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

We estimate our escalation rate at 3.33% and our discount factor ranges from 3.62% in year one to 7.26% in year twenty, with the weighted average discount rate being 5.0%. See Note H - Commitments and Contingencies for more detail on environmental liabilities, which are accounted for separately from asset retirement obligations.

The following table provides a reconciliation of the changes in asset retirement obligations for years ended December 31, 2021 and December 31, 2020.

	Year ended December 31, 2021	Year ended December 31, 2020
Asset retirement obligations - beginning of period	$21,478,977	$-
Additions related to acquisition of refinery	-	21,901,977
Disbursements	(2,265,557)	(135,000)
Accretion	978,009	652,000
Revised obligation estimates	-	(940,000)
Asset retirement obligations - end of period	$20,191,429	$21,478,977

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The amounts shown as of December 31, 2021 and December 31, 2020, include $2.5 million and $3.7 million, respectively, which have been classified as current liabilities and included in accrued liabilities and $17.7 million and $17.8 million, respectively which have been classified as long-term liabilities as of December 31, 2021 and December 31, 2020, respectively.

Advances to Contractors

Upon the acquisition of the Bakersfield
Renewable Fuels Refinery
, the Company advanced $20.1 million to its primary construction contractor for invoices to be billed against the Guaranteed Maximum Price for the Engineering, Procurement and Construction (“EPC”) of the Bakersfield Renewable Fuels Project contract (“G-Max Contract”). These funds are credited against future invoices in accordance with an agreed schedule. In May 2021 we replaced our former contractor and entered into a new G-Max Contract with a new contractor.
During
June 2021, the $20.1 million advanced to the initial primary construction contractor has been reduced to zero and a new advance has been made to the new primary construction contractor in the amount of $17.8 million. As of December 31, 2021, reductions of $7.8 million to the contractor advance have been made, resulting in $10.0 million reflected as advance
s
to contractor
s
as of December 31, 2021.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of general and administrative expense. The Company has recorded a 100% valuation allowance against the deferred tax assets as of
December 31, 2021
and December 31, 2020
.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606,
“
Revenue From Contracts With Customers
”
, using th
e
 following five-step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. The Company recognized $0.2 million in revenues during the year ended December 31, 2021 and had no comparable sales in the year ended December 31, 2020. The Company is engaged in contracting with farmers to grow Camelina grain that will be processed into oil for use in Bakersfield
Renewable Fuels Refinery
. The Company will recognize revenues upon the sale of its i) certified Camelina seed to farmers ii) the crushed Camelina meal that it plans to sell to third-party livestock and poultry operators, and iii) any Camelina oil that is sold outside of the consolidated group. Based upon the Company’s Product Offtake Agreement (see Note B - Basis of Presentation and Liquidity), the Company expects to recognize revenue from the sale of renewable diesel and products sometime in the second half of
 2022.

Research and Development

Research and development costs are charged to operating expenses when incurred, which were nominal for the years ended December 31, 2021 and December 31, 2020.

Fair Value Measurements and Fair Value of Financial Instruments

As of December 31, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and accrued liabilities, and the convertible note payable to the executive officer approximate their fair value due to their short-term nature. The Company’s Class B Units are reported at fair value. Additionally, as further described below, the Company recognized a liability for a warrant commitment to its Senior Lenders as part of a debt modification included in its executed Amendment No.6 to its Senior Credit Facility, which is reported at fair value. The Senior Credit Facility is a long-term fixed rate debt instrument which has a carrying amount that is approximately at
fair value
based on a comparison of recently completed
market
transactions.

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

In March of 2020, the Company settled the derivative contract by agreeing to a payment of $5.5 million due on April 30, 2020 and six equal payments beginning in October of 2021 totaling $17.6 million. The Company recognized $5.5 million of income from the decrease in fair value on the derivative contract from January 1, 2020 through March 19, 2020, and also recognized a gain of $512,000 on the derecognition of the derivative contract. The derivative forward contract was amended again in April 2020. Under the amendment, the contract was replaced with a fixed payment obligation, whereby the Company agreed to pay the counterparty a total of $24.8 million, which included a payment of $4.5 million that the Company paid in June 2020, and six equal installment payments beginning in May 2022 totaling $20.3 million.

The derivative liability discussed herein was derecognized in the first quarter of 2020, and the Company had no derivative assets or liabilities at December 31, 2021 and December 31, 2020.

The Company’s Class B Units are also measured at fair value on a recurring basis. See Note E - Debt for more information.

On December 20, 2021, the Company executed Amendment No. 6 to the Senior Credit Facility whereby the Company agreed to issue warrants covering 5,017,008 shares of common stock of GCEH at an exercise price to be determined based on a market pricing mechanism upon the completion of the Series C Financing
(See Note B)
for a term of five years from that date (the “Warrant Commitment Liability”). The Warrant Commitment Liability was in consideration for i) the 1%, or $4.1 million, consent premium payable from an earlier amendment to the Senior and Mezzanine Credit Facilities, ii) the Bridge Loan, and iii) as additional creditor fees for forbearance to the Senior Lenders and Mezzanine Lenders. Such creditor fees were recorded as additional debt discount. The Company recognized a Warrant Commitment Liability as a freestanding instrument that is classified as a liability under ASC 480, “
Distinguishing Liabilities From Equity”
, as the commitment to issue the warrants represents a variable share settlement where the warrants to be issued to the Senior Lenders vary based on occurrence of the Exxon Funding Event (see Note B). This Warrant Commitment Liability was initially recognized at fair value and is measured at fair value at each reporting date until settled with changes in fair value recognized in earnings in other income (expense).

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is the recorded fair value of the Class B Units and the Warrant Commitment

Liability
as of December 31, 2021 and December 2020:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$21,628,689	$21,628,689	$-	$-	$21,628,689
Warrant Commitment Liability	19,215,140	19,215,140			19,215,140

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$5,123,000	$5,123,000			$5,123,000
Warrant Commitment Liability	-	-			-

The following presents changes in the Class B Units for the years ending December 31, 2021 and December 31, 2020:

	Year ended December 31, 2021	Year ended December 31, 2020
Beginning Balance	$5,123,000	$-
New unit issuances	10,422,413	3,101,344
Change in fair value recognized in earnings	6,083,276	2,021,656
Ending Balance	$21,628,689	$5,123,000

The following presents changes in the Warrant Commitment
Liability

for the years ending December 31, 2021 and December 31, 2020:

	Year ended December 31, 2021	Year ended December 31, 2020
Beginning Balance	$-	$-
Value at establishment	16,004,255	-
Change in fair value recognized in earnings	3,210,885	-
Ending Balance	$19,215,140	$-

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include a) valuation of common stock, warrants, and stock options, b) estimated useful lives of equipment and intangible assets, c) the estimated costs to remediate or clean-up the refinery site, and the inflation rate, credit-adjusted risk-free rate and timing of payments to calculate the asset retirement obligations, d) the estimated costs to remediate or clean-up identified environmental liabilities, e) the estimated future cash flows and the various metrics required to establish a reasonable estimate of the value of the Class B Units and the Warrant Commitment Liability issued to the Company’s lenders under the Senior Credit Facility, and f) the fair value of the consideration for acquisitions and the fair value of the assets acquired and liabilities assumed.  It is reasonably possible that the significant estimates used will change within the next year.

Income/Loss per Common Share

Income/Loss per share amounts are computed by dividing income or loss applicable to the common stockholders of the Company by the weighted-average number of common shares outstanding during each period. Diluted income or loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. The number of dilutive warrants, options, and convertible notes and accrued interest is computed using the treasury stock method, whereby the dilutive effect is reduced by the number of treasury shares the Company could purchase with the proceeds from exercises of warrants and options.

The following table presents instruments that were
potentially
dilutive for the years ended December 31, 2021 and December 31, 2020 that were excluded from diluted earnings per share as they would have been anti-dilutive
:

	Year ended December 31, 2021	Year ended December 31, 2020
Convertible notes and accrued interest	7,535,173	10,214,164
Convertible preferred stock - Series B	-	1,181,819
Stock options and warrants	19,567,360	19,317,714

The table above does not include the warrants that will be issued to the Senior Lenders as described in Note B.

Stock Based Compensation

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. However, in the case of awards with accelerated vesting, the amount of compensation expense recognized at any date will be based upon the portion of the award that is vested at that date. The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. Forfeitures are accounted for as incurred.

Recent Accounting Pronouncements

On December 18, 2019, the FASB issued ASU 2019-12, which affects general principles within ASC 740,
Income Taxes
. The ASU removes the following exceptions: (1) incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The ASU also will make changes to franchise tax recognition, consideration of the tax basis recognition of goodwill related to acquisitions, specify tax allocation to subsidiaries, reflecting a change in tax law in the interim period, annual effective tax rate computation in the period of enactment, and changes to the employee stock ownership plans and investments. For public business entities, the amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The
Company adopted
ASU 2019-12
on January 1, 2021 and it
did not have a material impact on the Company’s consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August, 2020, the FASB issued ASU 2020-06, which reduces the complexity of the accounting for convertible debt instruments and its effect on earnings per share calculation. The guidance reduces the number of accounting models used for convertible debt instruments, which will result in fewer embedded conversion features being recognized separately from the original contract. This will also affect the guidance associated with convertible debt for earnings-per-share by requiring the if-converted method rather than the treasury stock method, requiring that potential share settlement be included in the calculation of diluted earnings per share and clarifying that an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share count. For public business entities, the amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2021, including interim periods within those years, and early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those years. The Company is evaluating the impact of the guidance on its consolidated financial statements, but does not expect the impact to be material.

In October, 2021, the FASB issued ASU 2021-08, which updates the guidance related to the acquisition of revenue contracts in a business combination. The new guidance requires that the acquiring entity recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date the acquirer should recognize the contract assets and liabilities under Topic 606 as they would have been recognized at contract origination rather than at fair value at the time of the acquisition. The intent is to create more comparability of recognition and measurement of the acquired contracts in business combinations. For public business entities, the amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its consolidated finance statements.

In November, 2021, the FASB issued ASU 2021-10, which requires business entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance will require business entities to disclose the nature of the transactions, accounting policies used to account for the transactions, and state which line items on the balance sheet and income statement are affected by these transactions and the amount applicable to each financial statement line. Business entities will also have to disclose significant terms and conditions of transactions with a government such as the duration of the agreement, any commitments made by either side, provisions, and contingencies. The guidance in ASU 2021-10 is effective for all entities for fiscal years beginning after December 15, 2021. Entities may apply the provision either (1) prospectively to all transactions within the scope of ASC 832 that are reflected in the financial statements as of the adoption date and all new transactions entered into after the date of adoption or (2) retrospectively. Early adoption is permitted. The Company is still evaluating the impact of the guidance on its consolidated financial statements.

Subsequent Events

Where applicable, the notes to these consolidated financial statements have been updated to discuss all significant subsequent events which have occurred through the date of issuance of the consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — BASIS OF PRESENTATION AND LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations applicable to its common stockholders of $51.4 million during the year ended December 31, 2021, and has an accumulated deficit of $117.6 million at December 31, 2021. At December 31, 2021, the Company had working capital of negative $83.0 million (which includes current restricted cash of $8.0 million) and a stockholders' deficit of $60.6 million. The Company is progressing its Bakersfield Renewables Fuels Refinery retooling project and is on track to achieve its initial revenues from the production and sale of renewable diesel in the second half of 2022. The Company believes that liquidity provided to BKRF HCB, LLC under the Senior Credit Facility and the Mezzanine Credit Facility, together with the funds available under the Series C Preferred Financing (described further below) should be sufficient to fund our projected capital expenditures and operating expenses at the Bakersfield Renewable Fuels Refinery until the Bakersfield Renewable Fuels Refinery becomes operational. However, because of the uncertainty around the cost of change orders to the refinery, the impact of the loss of revenues from the refinery arising from the unexpected delay in the completion of construction, and the amount and timing of certain credits due to us, we now believe that we will need additional capital to fund certain of our liquidity requirements. In addition, our financial commitments during the next twelve months include a fixed payment obligation that arose from the settlement of a derivative contract that we amended on April 20, 2020, which requires us to pay $20.2 million in six equal monthly payments of $3.375 million beginning in May 2022 from the cash generated by the refinery’s operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the time the financial statements are issued.

Since the Bakersfield Renewable Fuels Refinery will not be operational in May 2022, we have initiated discussions with the holder of this unsecured obligation to defer the repayment of this obligation until the refinery’s operations commence. The Company believes that the funds raised through March 31, 2022 through its Series C Preferred Financing, plus the Company’s other financial resources, and plans that could include refinancing the Company’s fixed payment obligation to defer repayment of this obligation until the refinery’s operations commence, raising additional debt or equity funding, or revising our short-term operating plans, and reducing anticipated investments in Camelina production and in infrastructure improvements, and otherwise reducing operating expenses, along with the start-up of the Bakersfield Renewable Fuels Refinery, at which point the Company expects to begin to generate positive operating cash flow, should be sufficient to fund the Company’s operations and liabilities for one year from the issuance date of these financial statements. Management believes it is probable that those plans can be effectively implemented and are sufficient to mitigate the circumstances resulting in substantial doubt for a period not less than one year from the date the financial statements are issued.

Financing Agreements

On May 4, 2020, a group of lenders agreed to provide a $300 million senior secured term loan facility to BKRF OCB, LLC, a wholly-owned subsidiary of
GCEH
, to enable that subsidiary to acquire the equity interests of BKRF and to pay the anticipated costs of the retooling of the Bakersfield
Renewable Fuels Refinery
owned by BKRF (the “Senior Credit Facility”). Concurrently with the Senior Credit Facility, a group of Mezzanine Lenders also agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield
Renewable Fuels Refinery
, (the “Mezzanine Credit Facility”).

On December 20, 2021 GCEH entered into a binding Memorandum of Understanding (“MOU”) with ExxonMobil whereby ExxonMobil would purchase $125 million of contemplated preferred shares by January 31, 2022 - (the “Exxon Funding Event”). In conjunction with the MOU, the Senior Lenders expressed interest to also purchase $20 million of the contemplated preferred shares on the same terms as ExxonMobil. Additionally, the Senior Lenders committed to fund an additional $20.0 million (the “Bridge Loan”), under equivalent borrowing terms as the Senior Credit Facility, until the financing transaction contemplated under the MOU was completed. On December 21, 2021, the Senior Lenders funded $12.0 million of the Bridge Loan and on January 7, 2022 the balance of $8.0 million was funded. The Series C Preferred offering, which was delayed past January 31, 2022, closed on February 23, 2022, and concurrently the Bridge Loan, and accrued interest, was paid in full. Also, on December 20, 2021, the Company entered into an amendment to the Senior Credit Facility whereby GCEH committed to the Senior Lenders to issue warrants covering 5,017,008 shares of common stock of GCEH at an exercise price to be determined based on a market pricing mechanism upon the completion of the Series C Financing for a term of five years from that date (the “Warrant Commitment Liability”). This warrant was in consideration for i) the consent premium payable from an earlier amendment to the Senior and Mezzanine Credit Facilities, 2) the Bridge Loan, and iii) the assignment of the Mezzanine Credit Facility to GCEH as additional creditor fees for forbearance to the Senior Lenders and Mezzanine Lenders.

This warrant was issued on February 23, 2022 to the Senior Lenders and the Senior Lenders purchased $20 million of the Series C Preferred.

On February 23, 2022, we sold 145,000 shares of our newly created Series C Preferred Stock (the “Series C Preferred”) and five-year warrants (the “GCEH Warrants”) to purchase up to an aggregate of 18,547,723 (5,017,008 issued to settle the Warrant Commitment Liability) shares of our Common Stock at an exercise price of $2.25 per share to ExxonMobil Renewables LLC, an affiliate of ExxonMobil, and 11 other institutional investors (all of whom are also lenders under our existing Senior Credit Facility) for an aggregate purchase price of $145 million. As additional consideration for ExxonMobil’s investment, we also granted ExxonMobil Renewables LLC additional warrants (the “GCEH Tranche II Warrants”) to purchase up to 6.5 million shares of common stock at an exercise price per share of $3.75 until February 22, 2028, and a warrant to acquire 33% (19,701,493 shares) of our SusOils subsidiary for $33 million ($1.675 per share) until February 22, 2027. The GCEH Warrants and GCEH Tranche II Warrants may be exercised for cash or by means of cashless exercise, however the GCEH Tranche II Warrants cannot be exercised until the earlier of (i) the date on which ExxonMobil extends the term of the five-year Offtake Agreement that we entered into with ExxonMobil effective April 10, 2019 (as amended), or (ii) a change of control, sale, or the dissolution of the Company. Under the Certificate of Designations of the Series C Preferred stock, the holders of the Series C Preferred stock are entitled to receive dividends at a rate of 15%; provided that, until March 31, 2024, we may elect not to pay some or all of the accrued dividends in cash, in which case the unpaid dividends shall accrue and be added to the original issuance price of the shares of Series C Preferred. The shares of Series C Preferred have no voting rights, except as required by law, however
ExxonMobil has the right to appoint two directors to GCEH’s Board of Directors. The Certificate of Designations of the Series C Preferred Stock provides for mandatory redemption upon a Change of Control or Event of Default (as defined therein) and are not convertible into shares of our common stock.

Sales Agreements

In April 2019, the Company entered into a binding Product Offtake Agreement (the “Offtake Agreement”) with ExxonMobil Oil Corporation (“ExxonMobil”) pursuant to which ExxonMobil has committed to purchase 2.5 million barrels per year of renewable diesel annually from the Bakersfield
Renewable Fuels Refinery
(with a right to purchase higher volumes as available), and the Company has committed to sell these quantities of renewable diesel to ExxonMobil. ExxonMobil’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield
Renewable Fuels Refinery
commences commercial operations. ExxonMobil has the option to extend the initial five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Renewable Fuels Refinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Renewable Fuels Refinery’s operations.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2021, BKRF entered into a Term Purchase Agreement (TPA) with ExxonMobil under which ExxonMobil has the right to purchase additional quantities of renewable diesel from our Bakersfield Renewable Fuels Refinery, and the Company is obligated to sell such additional amounts of renewable diesel to ExxonMobil. Under the Offtake Agreement, signed in 2019, ExxonMobil committed to purchase 2.5 million barrels of renewable diesel per year (the “Committed Volume”) from the Bakersfield Renewable Fuels Refinery. However, the Bakersfield Renewable Fuels Refinery is designed to produce more than the Committed Volume. Under the TPA, ExxonMobil has the exclusive right to purchase all renewable diesel produced in excess of the Committed Volume that we sell to ExxonMobil under the Offtake Agreement. The Company also agreed to transfer title to ExxonMobil of the Renewable Identification Numbers (RINs) allocated to the quantities of renewable diesel purchased under the TPA. In the event that ExxonMobil does not purchase all of the renewable diesel that it can under the TPA and, as a result, our inventory levels exceed certain specified levels, the Company can sell that extra inventory to third parties. ExxonMobil will pay us a price for the renewable diesel purchased under the TPA based on a tiered formula reflecting the margins realized by ExxonMobil from its downstream resales of the TPA renewable diesel. The TPA has a five-year term. ExxonMobil has the option to extend the initial five-year term for a second five-year term if it elects to extend the Offtake Agreement.

Under both agreements, we retain 100% of the co-products, which include renewable propane, renewable naphtha and renewable butane. In February 2022, our BKRF subsidiary entered into an agreement with AmeriGas Propane, a subsidiary of UGI Corporation, whereby Amerigas will purchase all of the renewable propane produced at the Bakersfield Renewable Fuels Refinery. The agreement is at market pricing and the first twelve months of renewable propane to be delivered is estimated to be approximately 13 million gallons. The agreement has an initial term of three years. The Company is pursuing sales contracts for renewable naphtha and renewable butane.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – PROPERTY, PLANT AND EQUIPMENT

On May 7, 2020, through its wholly-owned subsidiary BKRF OCB, LLC, the Company purchased all of the outstanding equity interests of Alon Bakersfield Property, Inc. a company that owned a crude oil refinery in Bakersfield, California, from Alon Paramount Holdings, Inc. (“Alon Paramount”) for a total fair value of $89.4 million (excluding acquisition costs). Immediately prior to the purchase, Alon Bakersfield Property Inc. was converted into a limited liability company and renamed as “Bakersfield Renewable Fuels, LLC.” The Company is now retooling the acquired crude oil refinery into a renewable fuels refinery.
 In accordance with ASC Topic 805,
Business Combinations
, the Company determined that the purchase is an asset purchase and not a business combination based the following a) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset group, b)  the existing crude oil-based (very high carbon) refinery is not able to produce renewable diesel (very low carbon) fuel, c) no refinery in the U.S. has been designed specifically around the plant oil feedstock extracted from Camelina seeds, thus the technical aspect is new and unique to the Bakersfield Renewable Fuels Refinery and d) the Company did not acquire an assembled workforce. Thus, the acquired asset group does not have the full inputs or substantive process to produce outputs and does not have any acquired revenue generating contractual arrangements.

The total fair value of consideration for the purchase of the Bakersfield Renewable Fuels Refinery was $89.4 million, which consisted of $40.0 million of cash, on
an option right to acquire
33,333 units of GCE Holdings Acquisitions, LLC, representing up to a 33% equity interest in GCE Acquisitions granted to the seller that was valued at $5.5 million, and an assumption of $43.9 million of liabilities. The liabilities assumed consist of $21.9 million of asset retirement obligations (“ARO”) and $22.0 million of other environmental remediation liabilities. These liabilities are the estimated costs of clean-up, remediation and associated costs of the acquired assets in accordance with current regulations. The option right was valued using various inputs, including a volatility of 116%, a risk free rate of 0.14% and a marketability discount of 25%
 and was recorded as a non-controlling interest
. The total consideration of the purchase was allocated to the asset categories acquired based upon their relative fair values, except that the fair value of the asset retirement obligations was allocated to the specific assets to which they relate.

The following summarizes this allocation of the fair value of the consideration and also the reclassification of the pre-acquisition costs:

Asset Category	Capitalized Costs Based on Acquisition Valuation	Allocated Pre-Acquisition Costs	Total Capitalized Costs on Acquisition
Property and Equipment
Land	$7,584,961	$-	$7,584,961
Buildings	2,053,570	-	2,053,570
Refinery	77,845,201	3,222,449	81,067,650
Intangible Assets - refinery permits	1,921,082	-	1,921,082
Total	$89,404,814	$3,222,449	$92,627,263

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Property, plant, and equipment as of December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020
Land	$7,855,872	$7,584,961
Office e quipment	1,980,160	61,078
Buildings	5,486,575	2,053,570
Refinery and i ndustrial e quipment	87,072,163	86,019,130
Transportation e quipment	421,302	-
Construction in p rocess	211,152,337	33,212,695
Construction p eriod i nterest	40,245,159	10,220,766
Total c ost	$354,213,568	$139,152,200
Less a ccumulated d epreciation	(360,637)	(179,525)
Property, plant and equipment, net	$353,852,931	$138,972,675

Depreciation expense for property and equipment was approximately $181,000 and $118,000 for the year ended December 31, 2021 and December 31, 2020, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - INTANGIBLE ASSETS

Intangible Assets

The intangible assets as of December 31,

2021 and December 31,

2020
are
 shown in the following table:

		December 31, 2021		December 31, 2020
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets
Trade name	-	$90,000	$-	$-	$-
Definite Lived Intangible Assets
Patent licenses	5 years	8,188,315	2,831,088	4,442,553	2,092,160
Developed seed variant technology	24 years	5,679,500	-	-	-
Refinery permits	13 years	1,921,082	275,813	1,921,082	90,729
Total		$15,878,897	$3,106,901	$6,363,635	$2,182,889

Amortization expenses for intangible assets were approximately $924,000 and $251,000 for the years ended December 31, 2021 and December 31, 2020, respectively.

The estimated intangible asset amortization expense for 2022 through 202
6
and thereafter is as follows:

Estimated Amortization Expense
2022	$1,351,533
2023	1,094,402
2024	965,204
2025	864,059
2026	848,773
Thereafter	7,648,025
Total	$12,771,996

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – DEBT

The table below summarizes our notes payable and long-term debt at December 31, 2021 and at December 31, 2020:
	December 31, 2021	December 31, 2020
Notes Payable
Senior credit facility	$345,440,278	$153,405,569
Bridge loan	12,049,763	-
Fixed payment obligation	20,250,000	20,250,000
Finance lease obligation	4,462,938	-
Other notes	3,478,931	4,198,113
Subtotal	385,681,910	177,853,682

Less: current portion of long-term debt	(35,223,402)	(4,198,113)
Less: unamortized debt discount and issuance costs	(29,227,266)	(10,731,206)
Subtotal	321,231,242	162,924,363

Convertible Notes Payable
Convertible note payable to executive officer	1,000,000	1,000,000
Other convertible notes payable	-	697,000
Subtotal	1,000,000	1,697,000

Total	$322,231,242	$164,621,363

Senior Credit Facility and Bridge Loan:

On May 4, 2020, in order to fund the purchase of the Bakersfield Renewable Fuels, LLC, BKRF OCB, LLC, a subsidiary of the Company, entered into a senior secured credit agreement with a group of lenders (the “Senior Lenders'') pursuant to which the Senior Lenders agreed to provide a $300.0 million senior secured term loan facility to BKRF OCB to pay the costs of retooling the Bakersfield
Renewable Fuels Refinery
. Through various amendments throughout 2020 and 2021, the commitments under the Senior Credit Facility have subsequently been increased to $337.6 million.  Outstanding term loans under the Senior Credit Facility bear interest at the rate of 12.5% per annum, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest, such deferred interest being added to principal. The principal of the senior loans matures in November 2026, provided that BKRF OCB, LLC must offer to prepay the senior loans with any proceeds of such asset dispositions, borrowings other than permitted borrowings, proceeds from damage or
losses

at the refinery
, and excess net cash flow. BKRF OCB, LLC may also prepay the senior loan in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, the Senior Lenders are issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, as the Company draws on the Senior Credit Facility. The fair value of the Class B Units are initially recognized at fair value and subsequently re-measured at fair value each reporting period with changes recognized in earnings.  The Class B Units are discussed further below.

On July 1, 2020, Amendment No. 1 to the Senior Credit Facility was made effective, which, among other things, waived certain events of default and extended specified target dates for such events.

On October 12, 2020, Amendment No. 2 to the Senior Credit Facility was made effective, which, among other things, increased Tranche B commitments by $13.2 million to $313.2 million.

On March 26, 2021, Amendment No. 3 to the Senior Credit Facility was made effective to more accurately reflect the updated scope and cost estimates of the Bakersfield
Renewable Fuels Refinery
and to establish a contingency reserve account to fund the costs of the additional capabilities and equipment and to fund possible cost overruns. Concurrently, Consent No. 2 and Amendment No. 2 to the Senior Credit Agreement were made effective, which, among other things, established a consent premium equal to 1.00% of the aggregate commitments (“Consent Premium”), to be paid in the form of equity or cash to the Lenders, subject to whether the Company raises capital of $35 million prior to July 31, 2021.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 19, 2021, Amendment No. 4 to the Senior Credit Facility was made effective to replace the Engineering, Procurement and Construction Agreement dated April 30, 2020 with ARB, Inc. (the “ARB EPC Agreement”), effective immediately with a Engineering, Procurement and Construction Agreement with CTCI Americas, Inc.  (the “CTCI EPC Agreement”).
The subcontracts for the Bakersfield
Renewable Fuels Refinery
will remain in effect and are being subsumed in the CTCI EPC Agreement. Accordingly, the subcontractors will continue to provide their services for the Bakersfield
Renewable Fuels Refinery
through CTCI.

On July 29, 2021, Amendment No. 5 to the Senior Credit Facility was made effective to increase the amount of funding available under the Senior Credit Facility by $4.4 million, to $317.6 million. In addition, under
Amendment No. 4 and Amendment No. 5
, the parties agreed to change the date by which the borrowers under the two credit agreements (the Company’s BKRF OCB, LLC and BKRF HCB, LLC subsidiaries) had to establish an additional cash contingency reserve of at least $35 million from July 31, 2021 to September 15, 2021. Further, with respect to the Consent Premium established on March 26, 2021, Amendment No. 5 constituted that the Consent Premium will be payable by the Company issuing warrants to purchase shares of the Company’s common stock. The warrants were to be issued on the earlier of September 15, 2021 or the closing of an equity raise in which the Company sells at least $10 million of its common stock.

The Company subsequently received a waiver extending equity raise target date to November 19, 2021 and again in November 2021, based on further discussion with Senior Lenders, was waived until the December 20, 2021 amendment discussed below.

On December 20, 2021, Amendment No. 6 to Senior Credit Facility was made effective, which, among other things, increased the amount of funding available under the Senior Credit Facility by $20.0 million to $337.6 million and to provide a new Bridge Loan facility in an aggregate principal amount of $20.0 million. The Bridge Loan bears interest at the rate of 12.5% per annum and has a stated maturity date of January 31, 2022. The Bridge
Loan
is subject to the same prepayment provisions as the
Senior Credit Facility
.  As of December 31, 2021, the Company had $12.0 million outstanding under the Bridge Loan.

Further, on December 20, 2021, the Company entered into Forbearance and Conditional Waiver Agreement and Consent No. 5, Forbearance and Conditional Waiver Agreement. Under the respective forbearance agreements, the Senior Lenders agreed to forbear from exercising their rights and remedies under the Senior Credit Agreement, the Mezzanine Credit Agreement, and the related Financing Documents with respect to all Defaults and Events of Default thereunder. The respective agreements to forbear commence on December 20, 2021 and continue until January 15, 2022; provided that such date will be extended until January 31, 2022 if the administrative agent receives written confirmation that the binding MOU with ExxonMobil were reasonably expected to close and fund consistent with the terms thereof. Such Defaults and Events of Default will be waived upon the consummation of the transactions contemplated by the MOU and the payment of a cash equity contribution to the senior borrower in an amount not less than $115 million has been deposited into Senior Lenders’ construction account under the Senior Credit Facility.

Also, on December 20, 2021, the Company entered into an amendment to the Senior Credit Facility whereby GCEH committed to the Senior Lenders to issue warrants covering 5,017,008 shares of common stock of GCEH at an exercise price to be determined based on a market pricing mechanism upon the completion of the Series C Financing for a term of five years from that date (the “Warrant Commitment Liability”). The Warrant Commitment Liability was in consideration for i) the Consent Premium payable from an earlier amendment to the Senior and Mezzanine Credit Facilities, ii) the Bridge Loan, and iii) as additional creditor fees for forbearance to the Senior Lenders and Mezzanine Lenders.

On January 7, 2022, the Company borrowed an incremental $8.0 million on the Bridge Loan, and the total outstanding at that time was $20.0 million.

On February 2, 2022, Amendment No. 7 to Senior Credit Facility was made effective, which, among other things, extended the forbearance period and each respective deadline to satisfy the conditions precedent for the conditional waivers to become permanent waivers were extended from January 31, 2022 to February 23, 2022.  Additionally, the maturity date of the Bridge Loan was extended from January 31, 2022 to February 23, 2022.

On February 23, 2022, the Company settled the Warrant Commitment Liability through the issuance of five-year warrants (the “GCEH Warrants”) to purchase up to an aggregate of 5,017,008 shares of our Common Stock at an exercise price of $2.25 per share.  Additionally, the $20.0 million Bridge Loan, plus accrued interest, was paid in full.

On February 23, 2022, Amendment No. 8 modified a previous provision whereby the Bakersfield Renewable Fuels Refinery needs to achieve Substantial Completion, as defined under the Senior Credit Facility, no later than August 31, 2022, or an event of default occurs and the Senior Lenders have the right to accelerate the loan for immediate payment of all principal and interest accrued to that date. However, the Substantial Completion date of August 31, 2022 can be extended on a day-for-day basis depending on the number of days that the ExxonMobil Offtake Agreement commercial target date of October 15, 2022 is also extended, up to a total extension of 90 days. The amendment also requires a quarterly principal prepayment amount to achieve an agreed-upon end-of-quarter targeted debt balance designed to meet the full payment of the Senior Credit Facility by November 4, 2026. The Company is only obligated to pay this quarterly principal amount to achieve these targeted debt balances to the extent there is available cash under the specific calculations required in the Senior Credit Facility. Irrespective of the cash available from the Bakersfield Renewable Fuels Refinery operations, the full amount of the loan matures and is due on November 4, 2026.  Additionally, the $35 million reserve requirement from Amendment No. 3 was eliminated by Amendment No. 8 in conjunction with the Series C Preferred Financing.

Effective as of February 23, 2022, the Senior Credit Facility was further amended to permit the Loan Parties to defer up to 3.50% per annum of the interest until the earlier of September 30, 2022 or the final completion of the retooling of the Bakersfield Renewable Fuels Refinery, with all deferred interest being added to principal. In addition, effective as of February 23, 2022, the parties agreed to various amendments to the representations and warranties, affirmative and negative covenants and events of default in the senior loan facility, including (i) the Company’s loan subsidiaries may enter into working capital facilities in an amount of up to $125 million without the Senior Lenders’ consent, and the Company agreed to use its commercially reasonable efforts to enter into a permitted working capital facility on or before June 30, 2022; (ii) the retooling of the Bakersfield Renewable Fuels Refinery must be substantially complete by August 31, 2022 (subject to extension for up to 90 days as described above); and (iii) the final completion of the retooling of the Bakersfield Renewable Fuels Refinery must be achieved by January 31, 2023.

Mezzanine Credit Facility

On May 4, 2020, BKRF HCB, LLC, the indirect parent of BKRF OCB, LLC, entered into a the Mezzanine Credit Facility with a group of Mezzanine Lenders who agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield Renewable Fuels Refinery. Subsequently, the Mezzanine Credit Facility was increased to $67.4 million. As of December 31, 2021, BKRF HCB, LLC has not drawn down on the Mezzanine Credit Facility. The Mezzanine Credit Facility bears interest at the rate of 15.0% per annum on amounts borrowed, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest. Such deferred interest is added to principal. As additional consideration for the Mezzanine Credit Facility, the Mezzanine Lenders will be issued Class C Units in BKRF HCP, LLC at such times as advances are made under the Mezzanine Credit Facility. The Mezzanine Credit Facility will be secured by all of the assets of BKRF HCP, LLC, including all of the outstanding membership interest in BKRF HCB, LLC. The Mezzanine Credit Facility matures in November 2027. The Mezzanine
Credit Facility was assigned to, and assumed by GCEH on February 23, 2022 and GCEH has fully funded the $67.4 million loan under the Mezzanine Credit Facility to BKRF HCB, LLC. Therefore, the Mezzanine Credit Facility between GCEH and BKRF HCB, LLC is now an intercompany creditor agreement.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Notes Payable

Included in “other notes” as of December 31, 2021, in the above table, is a note, that is due upon demand related to the Company’s business activities prior to 2019, in the principal amount of $1.3 million and an interest rate of 18% per annum. Also included in other notes above, is a note payable that was used to finance the Company’s insurance policies. Upon the acquisition of the Bakersfield Renewable Fuels Refinery in May 2020, the Company purchased numerous insurance contracts to cover its corporate, ownership and construction risks primarily to provide financial protection against various risks and to satisfy certain lender requirements. The Company paid 35% of the total premiums and financed the balance at 3.8% annual interest rate. The Company is obligated to make seventeen equal monthly payments totaling approximately $4.5 million beginning in July 2020. The insurance policies cover various periods from 12 to 60 months beginning in May 2020. As of December 31, 2021,  the Company had nine payments remaining for a total of approximately $0.5 million. In May, 2021, the Company entered into new insurance policies to replace the policies that were expiring in May 2021. The Company paid 8.5% of the total premiums and financed the balance at a 3.85% annual interest rate. The Company is obligated to make 11 equal monthly payments totaling approximately $0.5 million beginning in June 2021.

In March 2021, we entered into a promissory note with MUFG Union Bank, N.A. (“Union Bank”) effective March 29, 2021, that provided for a loan in the amount of $0.6 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan was subject to forgiveness under the PPP upon our request to the extent that the proceeds were used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments.  The PPP Loan was to mature on March 29, 2026, five years from the commencement date and bore interest at a rate of 1% per annum.  In December 2021, the Company submitted an application for forgiveness of the entire $0.6 million due on the PPP Loan and is awaiting a response from the bank.

Convertible Note Payable to Executive Officer

On October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrued unpaid salary and bonus for two years. In  order to evidence the deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note accrues simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%) and became due and payable on October 15, 2020, its maturity date. Under its existing credit agreements, the Company is restricted from repaying Mr. Palmer’s loan and, accordingly, was in default under the Convertible Note. The Company accrued interest expense of $50,000 on this note in the year ended December 31, 2021. The Company had recorded accrued interest payable of approximately $160,000 and $110,000 as of December 31, 2021 and December 31, 2020 respectively. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of the Company’s Common Stock at an exercise price of $0.154 per share. On February 23, 2022, the Company amended Mr. Palmer's note to extend the term to the latter of 2 years to February 23, 2024 or upon the redemption of the Series C Preferred shares. The convertible note will only bear interest at 5% per annum beginning as of February 23, 2022 and the total number of shares that the note can be converted into is a maximum of 7,616,305.

Convertible Notes Payable

The Company had several notes that were convertible into shares of the Company or the Company’s subsidiaries at different prices: ranging from $0.30 per share into the Company’s stock and up to $1.48 per share into Susoils’s common stock. These notes have passed their original maturity date and they continue to accrue interest at varying rates, from 8% to 10%. On March 26, 2021, we issued 1,586,786 shares of the Company’s common stock to the holder of a convertible promissory note upon the conversion of the entire outstanding balance, principal and accrued interest, for that note. During June 2021, the Company paid the remaining notes and the accrued interest either by an agreed cash settlement or through the issuance of common shares at an agreed price of $5.75 per share. As of December 31, 2021, there are no remaining convertible notes payable to third parties.

The following table summarizes the minimum required payments of notes payable and long-term debt as of December 31, 2021:

Year	Required Minimum Payments
2022	$35,401,618
2023	230,188
2024	1,237,094
2025	244,207
2026	349,568,803
Thereafter	-
Total	$386,681,910

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class B Units

As described above, during the year ended December 31, 2021 and December 31, 2020, the Company issued or had issuable 186.1 million and 151.5 million, respectively, Class B Units of its subsidiary, BKRF HCB, LLC, to its Senior Lenders. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units, and after the distributions reach a certain limit the units will no longer require further distributions and will be considered fully redeemed. The Class B unit holders may receive a portion of the distributable cash, as defined under the Senior Credit Facility, available to BKRF HCB, LLC, but generally only up to 25% of the available cash after the required interest and principal payments, operating expenses and ongoing capital requirements have been paid. Such payments commence once the Bakersfield Renewable Fuels Refinery begins operations and will continue through the later of five years after operations of the refinery begins or until the cumulative distributions reach a certain threshold defined in the operating agreement of BKRF HCB, LLC. The aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the Senior Lenders cannot exceed two times the amount of the borrowings under the Senior Credit Facility, or approximately $675.2 million. As of December 31, 2021, 337.6 million Class B Units have been issued and the aggregate fair value of such units on the date of their issuances totaled approximately $13.5 million which were recorded as debt discount. The aggregate fair value of the earned units as of December 31, 2021 was approximately $21.6 million.

It is expected that the fair value will increase as the Company continues to de-risk the project through ongoing retooling activities. The fair value is largely based on the present value of the expected distributions that will be made to the Class B Unit holders, which consider various risk factors, including a market risk premium, project size, the uniqueness and age of the refinery, the volatility of the feedstock and refinery inputs, operational costs, environmental costs and compliance, effective tax rates, illiquidity  of the units, and the timing of the cash flows to the unit holders. The value assumes the completion of the refinery in the second half of 2022, annual volatility of 76.
1
% and a risk free rate of 1.
52
%
.
  The value was derived by utilizing a Monte Carlo Simulation and taking the average over 100,000 iterations. As completion of retrofitting the refinery progresses, the fair value is expected to increase, and further increases in fair value are expected when the refinery becomes operational and begins generating revenues.

The Class B Units meet the definition of a mandatorily redeemable financial instrument under ASC 480 because BKRF HCB, LLC has an unconditional obligation to redeem the Class B Units by transferring assets at a specified time. Pursuant to ASC 825-10, the Company has elected the fair value option for the Class B Units. Accordingly, at each borrowing the Company will initially recognize the Class B Unit liability based on the issuance date fair value with an offset to the discount on the Senior Credit Agreement. The Company measures their Class B Units at fair value at each reporting date with changes recognized in other income/expense.

NOTE F -
STOCKHOLDERS’ EQUITY

Common Stock

During
the year ended December 31, 2021, the Company issued 112,432 shares of its common stock upon the exercise of stock options. These option exercises consisted of 50,000 and 62,432 shares issued to a member of the board of directors
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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - STOCKHOLDERS’ EQUITY (CONTINUED)

On April 15, 2021, the Company issued 830,526 shares of its common stock as consideration for the acquisition of ATI. The shares were valued at $5 million, based on an agreed formula based on the shares’ trading price.

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

On June 30, 2021, 1,181,819 shares of its common stock became issuable upon the delivery to the Company of notices of conversion for the conversion of all the outstanding shares of the Company’s Series B Convertible Preferred Stock. The new shares of common stock and the new certificates were issued to the former holders of the preferred stock upon the tender of lost certificate documentation by the holders.

On November 17, 2021 the Company issued 407,150 shares of its common stock as consideration for the acquisition of Entira. The shares were valued at approximately $2.5 million, based on the shares closing price on the date of acquisition.

In addition, on the date of closing, the Company issued 71,850 shares of common stock as post acquisition compensation to employees of Entira with a value of $0.4 million, based on the closing price.

On December 29, 2021 the Company issued 1,353,951 shares of its common stock as consideration for the acquisition of CCE. The shares were valued at approximately $6.7 million, based on an agreed formula based on the shares trading price.

In addition, on the date of closing, the Company issued 67,314 shares of common stock as post acquisition compensation to employees of CCE with a value of $0.3 million, based on the closing price.

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

NOTE G – STOCK OPTIONS AND WARRANTS

2010 Stock Plan

In 2010, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) wherein 2,000,000 shares of the Company's common stock were reserved for issuance thereunder. Options and awards granted to new or existing officers, directors, employees, and non-employees vest ratably over a period as individually approved by the Board of Directors generally over four years, but not in all cases. The 2010 Plan provides for a three-month exercise period of vested options upon termination of service. The exercise price of options granted under the 2010 Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2010 Plan have a maximum term of ten years for exercise and may be exercised with cash consideration or through a cashless exercise in which the holder forfeits a portion of the award in exchange for shares of common stock of the remaining portion of the award. The 2010 Plan expired in April 2020 and was replaced with the 2020 Equity Incentive Plan.

2020 Equity
I
ncentive Plan

In April 2020, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) wherein 2,000,000 shares of the Company’s common stock were reserved for issuance thereunder. Options and awards granted to new or existing officers, directors, employees, and non-employees vest ratably over a period as individually approved by the Board of Directors generally over three years, but not in all cases. The 2020 Plan provides for a three-month exercise period of vested options upon termination of service. The exercise price of options granted under the 2020 Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2020 Plan have a maximum term of ten years for exercise and may be exercised with cash consideration or through a cashless exercise in which the holder forfeits a portion of the award in exchange for shares of common stock of the remaining portion of the award. As of December 31, 2021, there were 390,178 shares available for future option grants under the 2020 Plan.

During the year ended December 31, 2021
,
the Company granted stock options for the purchase of a total of 543,240 shares of Common Stock under the 2020 Plan, of which 483,240 were to employees and 60,000 to directors.

For the years ended December 31, 2021 and 2020, the Company recognized stock compensation expenses related to stock option awards of $692,000 and $326,000, respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2021, there was approximately $436,000 of unrecognized compensation cost related to option awards that will be recognized over the remaining service period of approximately 3.3 years.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company previously granted stock options that were not issued under the 2010 or 2020 Plan. All of such options that were issued outside of the 2010 and 2020 Plans are fully vested, and 16 million options that were awarded to two of GCEH’s executive officers had a market capitalization vesting arrangement, 500,000 options were issued to a consultant that had a transaction success arrangement, and 1,175,714 options were awarded to an executive officer that had a merit arrangement and 200,000 options were issued to two directors that were time based.
A summary of the option award activity in 2021 and awards outstanding at December 31, 2021 (includes 100,000, 17,975,714 and 1,571,806 options under the 2010 Equity Incentive Plan, the non-plan and the 2020 Plan, respectively) is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	19,902,732	$0.16	3.60	$14,360,463

Granted	1,554,500	0.75		-
Exercised	(1,447,018)	0.06		-
Forfeited	(600,000)	0.75		-
Expired	(180,000)	0.10		-

Outstanding at December 31, 2020	19,230,214	$0.16	2 . 81	$30,044,649

Vested and exercisable at December 31, 2020	17,913,083	$0.16	2.90	$28,160,815

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	19,230,214	$0.16	2.81	$30,044,649

Granted	543,240	5.58		-
Exercised	(112,432)	0.04		616,314
Forfeited	(109,878)	5.63		-
Expired	(3,624)	4.76		-

Outstanding at December 31, 2021	19,547,520	$0.36	2.11	$87,636,744

Vested and exercisable at December 31, 2021	18,743,542	$0.25	2.04	$85,801,930

The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The following table illustrates the assumptions used in estimating the fair value of options granted during the year ended December 31, 2021:

Expected Term (in Years)	3.278
Volatility	85.766%
Risk Free Rate	0.511%
Dividend Yield	0%
Aggregate Grant Date Fair Value	$1,758,816

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock Purchase Warrants and Call Option

During the year ended December 31, 2021, the Company issued warrants to investors that invested $3.1 million in a private transaction in April 2021 to purchase 19,840 shares of common stock. The warrants have an exercise price of $6.25 per share, a five-year term and are fully vested. If the warrants are exercised, the Company will receive additional proceeds of $124,000.

In 2020, the Company issued, to a party interested in Camelina development, a non-transferable warrant for the purchase of an approximately eight-percent
interest in its subsidiary, Susoils, for approximately $20 million. The warrant had an expiration date of June 1, 2021, and was not exercised. The value of the warrant upon issuance was determined to be immaterial.

NOTE H – INCOME TAXES

The provisions for income taxes for the years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Current:
Federal	$-	$(4,778,000)
State	-	(2,206,000)
Foreign	-	-
	-	(6,984,000)
Deferred:
Federal	(841,000)	2,246,000
State	(280,000)	1,037,000
Foreign	-	-
Change in v aluation a llowance	-	3,701,000
	(1,121,000)	6,984,000

Income tax benefit	$(1,121,000)	$-

A reconciliation of the federal statutory rate to the effective tax rate is as follows:
	Year ended December 31, 2021	Year ended December 31, 202 0

Federal statutory rate	21%	21%
State, net of federal tax benefit	7%	7%
Change in valuation allowance:	(26)%	(28)%
Effective tax rate	2%	-

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  Management has assessed the realizability of deferred tax assets and has determined there is sufficient evidence that all of the deferred tax assets may not be realized.  As such, the Company has recorded a 100% valuation allowance against the net

deferred tax assets of the U.S. consolidated group.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – INCOME TAXES (CONTINUED)

At December 31, 2021 and 2020 the deferred income tax assets and liabilities consisted of the following temporary differences:

	As of December 31, 2021	As of D ece mber 31, 202 0
Deferred tax assets:
Net operating losses	$20,103,000	$15,513,000
Share based compensation	598,000	361,000
Accrued vacation	111,000	-
Accrued payroll	616,000	1,238,000
Accrued interest	519,000	586,000
Lease liabilities	420,000	-
Fair value of Warrant Commitment Liability	898,000	-
Fair value - Class B Units	2,268,000	566,000
Total deferred assets	25,533,000	18,264,000
Less valuation allowance for deferred tax assets	(23,651,000)	(18,264,000)
Net deferred tax asset	1,882,000	-
Deferred tax liabilities:
Property, plant and equipment	(328,000)	-
Intangibles	(2,759,000)	-
Lease assets	(419,000)	-
Total deferred tax liabilities	(3,506,000)	-
Net deferred tax liabilit y	$(1,624,000)	$-

At December 31, 2021 and 2020 the Company has federal
and state
net operating loss carryforwards of approximately:
	December 31, 2021	December 31, 202 0

Net operating losses	$71,847,000	$46,109,000

Inasmuch as it is possible to determine when or if the net operating losses will be utilized, a valuation allowance has been established to offset the benefit of the utilization of the net operating losses.

As of December 31, 2021, the Company had available
federal and state

n
e
t operating losses of approximately $71.8 million which can be utilized to offset future earnings of the Company.  The utilization of the net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized.  Certain loss carryforwards begin to expire in 2021 and a portion may be used indefinitely.  Should the Company experience a significant change in ownership, the utilization of net operating losses could be reduced.

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and various states.
The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2017
.
The Company is no longer subject to examination by state tax authorities for tax years before and including December 31, 2016
.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I –

ACQUISITIONS

Agribody Technologies, Inc.
- In April, 2021, the Company acquired Agribody Technologies, Inc., (“ATI”) a private agricultural biotechnology company. The transaction was accomplished by acquiring a 100% controlling interest in ATI in an all-stock transaction for a total fair value of approximately $5 million. In consideration for the shares of ATI, the Company issued 830,526 shares of common stock at an approximate fair value of $6.02 per share. The primary reason for the combination was to leverage the expertise of ATI to speed the development of novel Camelina varieties for SusOils. The Company hired the CEO/Co-founder of ATI and will continue to monetize the pre-acquisition ATI revenue contracts.

Entira, Incorporated
-  In November 2021, we acquired Entira, Incorporated, an agriculture business and marketing consulting firm (“Entira”), to bolster SusOils’ Camelina production strategy and the roll-out of its Camelina development program. As consideration for the purchase of Entira, we issued a total of 407,150 unregistered shares of our common stock, which were valued at $6.05 per share and assumed liabilities for a total purchase price of approximately $2.5 million. In addition, we issued 71,850 unregistered shares to certain employees as post acquisition compensation
.  Entira had been engaged as a consulting firm to GCEH for over 10 years and had extensive knowledge of our Camelina development program. We hired five people from Entira to join our team. Entira has been integrated into SusOils.

Camelina Company Espana, S.L.
-  In December 2021 we acquired Camelina Company Espana, S.L., a private limited company (“CCE”). Based in Madrid, Spain, CCE is Europe’s largest Camelina crop innovator and seed producer. We acquired CCE for a total purchase price of €7.3 million (approximately $8.3 million USD at that time), which price was paid by the delivery of (i) €0.7 million ($0.8 million USD) in cash, (ii) €0.7 million ($0.8 million USD) in one-year, unsecured interest-free promissory notes, and (iii) 1,353,951 unregistered shares of our Common Stock, valued at $4.957 per share, or an aggregate of €5.9 million ($6.7 million USD). In addition, we issued 67,314 unregistered shares to certain employees as post acquisition compensation.
Established in 2010, CCE will lead our initiatives to expand our
C
amelina operations into Europe and South America. CCE will continue as a subsidiary with approximately seventeen people located in Spain.

GCEH acquired goodwill in each of the acquisitions it completed in 2021 for a total of $8.8 million. This goodwill represents the acquired assembled workforce and synergies and none of this goodwill is deductible for tax purposes
.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a table that shows the fair value of assets acquired and liabilities assumed by the Company as a result of the 2021 transaction
s
.
The purchase price allocation below for CCE is preliminary, as management is currently evaluating certain assumptions and may adjust the allocation in the subsequent period.

Assets	Agribody Technologies, Inc. as of April 15, 2021	Entira, Inc. as of November 17, 2021	Camelina Company Espana, S.L. as of December 20, 2021	Total of Acquisitions as of December 31, 2021
Cash and cash equivalents	$263,755	$2,100	$151,188	$417,043
Accounts receivable	-	-	1,094,894	1,094,894
Prepaid expense and other current assets	-	-	1,094,894	1,094,894
Property, plant, and equipment	185,445	33,000	598,619	817,064
Patents	3,450,000	-	-	3,450,000
Developed seed variant technology	-	-	5,679,500	5,679,500
Trade name	90,000	-	-	90,000
Goodwill	2,345,569	2,858,930	3,572,941	8,777,440
Liabilities
Accounts payable and accrued liabilities	(344,277)	(300,000)	(1,687,947)	(2,332,224)
Long term liabilities	-	-	(619,293)	(619,293)
Deferred tax liabilities	(990,492)	(130,723)	(1,623,599)	(2,744,814)
Total fair value of net assets acquired	5,000,000	2,463,307	8,261,197	15,724,504
Less: Cash acquired	(263,755)	(2,100)	(151,188)	(417,043)
Total fair value of consideration transferred, net of cash acquired	$4,736,245	$2,461,207	$8,110,009	$15,307,461

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – COMMITMENTS AND CONTINGENCIES

Engineering, Procurement and Construction Contract

On April 30, 2020, GCE Acquisitions entered into an Engineering, Procurement and Construction Agreement with a national engineering firm pursuant to which this firm agreed to provide services for the engineering, procurement, construction, (“EPC”) start-up and testing of the Bakersfield Renewable Fuels Refinery. The agreement, which was assigned by GCE Acquisitions to BKRF OCB, LLC, the borrower under the Senior Credit Facility, provides for this engineering firm to be paid on a cost-plus fee basis subject to a guaranteed maximum price of $201.4 million, subject to increase for approved change orders. As of May 17, 2021, the remaining balance of the contract was approximately $151 million. On May 19, 2021 we notified our original EPC firm that we were terminating the EPC Agreement, effective immediately. The cumulative billing on the EPC contract through June 30, 2021 was $63.2 million. The two major subcontracts for the Bakersfield Renewable Fuels Refinery were no
t terminated and were subsumed in the new replacement EPC agreement (see below). Accordingly, the two major subcontractors will continue to provide their services for the Bakersfield Renewable Fuels Refinery.

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

The Company recognizes its asset retirement obligation and environmental remediation liabilities and has estimated such liabilities as of its acquisition date. It is the Company’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental remediation liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 20 years, and up to 30 years if a longer period is believed reasonably necessary. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental remediation liabilities to their present value if payments are fixed and determinable. However, as the timing and amount of these costs were undeterminable as of December 31, 2021, these costs have not been discounted. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. At December 31 2021, accrued environmental remediation liability costs totaled $20.8 million of which $1.3 million have been classified as current liabilities. At December 31, 2020, accrued environmental liabilities totaled $21.3 million of which $0.9 million have been classified as current liabilities.

On May 7, 2020 through BKRF OCB, LLC, one of the Company’s indirect subsidiaries, the Company purchased all of the outstanding equity interests of Bakersfield Renewable Fuels, LLC from Alon Paramount for a total consideration of $89.4 million, including $40 million in cash and assumption of liabilities of $43.9 million. Bakersfield Renewable Fuels, LLC owns an oil refinery in Bakersfield, California that the Company is retooling into a renewable fuels refinery
. In connection with the acquisition, BKRF OCB, LLC agreed to undertake certain cleanup activities at the refinery and provide a guarantee for liabilities arising from the cleanup. The Company has assumed significant environmental and clean-up liabilities associated with the purchase of the Bakersfield
r
efinery.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Leases

We recognize a right-of-use (“ROU”) asset and lease liability for each operating and finance lease with a contractual term greater than 12 months at the time of lease inception. We include ROU assets and lease liabilities for leases that exist within other contracts. Leases with an original term of 12 months or less are not recognized on the balance sheet, and the rent expense related to those short-term leases is recognized over the lease term. We do not account for lease and non-lease (e.g. common area maintenance) components of contracts separately for any underlying asset class.

We lease certain manufacturing equipment, warehouses, office space, vehicles under finance and operating leases. Lease commencement occurs on the date we take possession or control of the property or equipment. Original terms for our real estate-related leases are generally between three and five years. Original terms for equipment-related leases, primarily manufacturing equipment and vehicles, are generally between one and ten years. Some of our leases also include rental escalation clauses. Renewal options are included in the determination of lease payments when management determines the options are reasonably certain of exercise, considering financial performance, strategic importance and/or invested capital.

If readily determinable, the rate implicit in the lease is used to discount lease payments to present value; however, substantially all of our leases do not provide a readily determinable implicit rate. When the implicit rate is not determinable, our estimated incremental borrowing rate is utilized, determined on a collateralized basis, to discount lease payments based on information available at lease commencement.

Total lease costs recorded include fixed operating lease costs and variable lease costs. Most of our real estate leases require payment of certain expenses, such as common area maintenance costs, of which the fixed portion is included in operating lease costs. We recognize operating lease costs on a straight-line basis over the lease term. In addition to the above costs, variable lease costs are recognized when probable and are not included in determining the present value of our lease liability.

The ROU asset is measured at the initial amount of the lease liability (calculated as the present value of lease payments over the term of the lease) adjusted for lease payments made at or before the lease commencement date and initial direct costs. For operating leases, ROU assets are reduced over the lease term by the recognized straight-line lease expense less the amount of accretion of the lease liability determined using the effective interest method. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the useful life of the leased asset or the lease term. Interest expense on each finance lease liability is recognized utilizing the effective interest method. ROU assets are tested for impairment in the same manner as long-lived assets and we determined there have been no triggering events for impairment. Additionally, we monitor for events or changes in circumstances that may require a reassessment of one of our leases and determine if a remeasurement is required.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the lease-related assets and liabilities recorded on the balance sheet at October 31, 2021 and 2020 (in thousands):
		December 31,
Leases	Classification	2021	2020
Assets
Operating lease assets	Operating lease right-of-use assets	$481,027	$51,611
Finance lease assets	Buildings, net of depreciation	3,433,005	-
Total lease assets		$3,914,032	$51,611

Liabilities
Current
Operating	Current portion of operating lease obligations	$198,440	$52,653
Finance	Notes payable including current portion of long-term debt	714,659	-
Non-current
Operating	Operating lease obligations, net of current portion	283,197	-
Finance	Long-term debt, net	2,831,284	-
Total lease liabilities		$4,027,580	$52,653

The table below presents the components of lease costs for the years 2021 and 2020:

	December 31,
	2021	2020
Operating lease cost	$94,265	$32,557
Finance lease cost
Amortization of leased assets	134,128	-
Interest on lease liabilities	15,872	-
Total lease costs	$244,265	$32,557

The table below presents the weighted average remaining lease terms and weight
e
d average disc
o
unt rates for the Company's leases as of December 31, 2021 and December 31, 2020:

	December 31,
	2021	2020
Weighted average remaining lease term (in years)
Operating leases	2.2	1.7
Financing leases	4.8	-

Weighted average discount rate
Operating leases	1.00%	6.63%
Financing leases	4.25%	-

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the maturity of the lease liabilities as of December 31, 2021:

	Operating leases	Finance Leases
2022	$202,149	$223,484
2023	162,616	230,188
2024	121,962	237,094
2025	-	244,207
2026	-	3,527,965
Thereafter	-	-
Total lease payments:	486,727	4,462,938
Less: present value discount	(5,090)	(916,995)
Total lease liabilities	$481,637	$3,545,943

On April 20, 2021, BKRF entered into a three-year lease beginning up
o
n delivery of two railcar movers. The equipment was delivered in August and the first monthly payment was made in September 2021. The monthly payment is $13,551 and has an interest rate of 0.53%.

On September 24, 2021, SusOils entered into a five-year lease beginning on November 1, 2021 for its North American headquarters, a new state-of-the-art facility located in Great Falls, Montana. This new facility will consolidate SusOils crop innovation programs, commercial grower support and executive and administrative activities at one location and was fully operational by November 1, 2021
.
Under the lease, the rental payments are $18,531 per month. In addition, we have the right to purchase the facility at any time during the lease for $4.5 million less all rental and annual payments actually paid. In order to maintain the purchase option, we are required to make annual payments of $186,000 in addition to the monthly rent.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal

BKRF, formerly Alon Bakersfield Property, Inc., is one of the parties to an action pending in the United States Court of Appeals for the Ninth Circuit. In June 2019, the jury awarded the plaintiffs approximately $6.7 million against Alon Bakersfield Property, Inc. and Paramount Petroleum Corporation (a parent company of Alon Bakersfield Property, Inc. at the time of the award in 2019). Under the agreements pursuant to which we purchased BKRF, Alon Paramount agreed to assume and be liable for (and to indemnify, defend, and hold BKRF harmless from) this litigation. In addition, Paramount Petroleum Corporation has posted a bond to cover this judgment amount. All legal fees in this matter are being paid by Alon Paramount. As Paramount Petroleum Corporation and the Company are jointly and severally liable for the judgment, and Paramount Petroleum Corporation has agreed to absorb all of the liability and has posted a bond to cover the judgment amount, no loss has been accrued by the Company with respect to this matter.
In August 2021, the
Ninth Circuit partially remanded the case to the district court to ascertain whether it possesses jurisdiction over the Company.  If the district court determines that it lacks jurisdiction, then the claims against the Company will be dismissed.

In August, 2020, Wood Warren & Co. Securities, LLC (“Wood Warren”) filed a complaint in the Superior Court of California, Alameda County, against GCEH Acquisitions titled
Wood Warren & Co Securities, LLC vs. GCE Holdings Acquisitions, LLC
, Case No. RG 20072242, alleging that GCEH Acquisitions breached a consulting agreement with it. Wood Warren seeks damages of $1.2 million plus interest. On November 4, 2021, the Court set the case for trial on November 14, 2022.

In December, 2020, Roll Energy Investments LLC (“Roll”) filed a complaint in the Superior Court of California, Los Angeles County, titled
Roll Energy Investments LLC v. Global Clean Energy Holdings, Inc.
, Case No. 20RTCV00921. Roll alleged that the Company breached a promissory note in the principal sum of $0.3 million. Roll sought $0.4 million for principal and interest as of December 4, 2020, plus prejudgment interest allegedly accruing thereafter. On or about May 12, 2021, the company wired $0.5 million as full settlement of the amount due. On or about June 7, 2021, the Company and Roll entered into a Settlement Agreement to fully resolve Roll’s claims, accepting the amount previously wired with no additional amounts due. On or about June 29, 2021, Roll dismissed the action in its entirety, with prejudice.

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

COVID-19

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance is ongoing, but in 2020 and 2021 the Company did experience delays in certain products and materials, inflationary impact and particularly labor force related issues. However, we do expect to complete the refurbishing of our renewable fuels refinery
 project in the second half of 2022. The Company has implemented strict protocols on its on-site workforce and continues to monitor the potential impacts to its business. The extent of the impact of the COVID-19 pandemic on the Company’s operations, cash flows, liquidity and capital resources is highly uncertain, as information is evolving with respect to the duration and severity of the virus and its variants. However, based on its experience with the disease to date, the Company expects that the future impacts due to COVID-19 are not likely to be materially disruptive to its ongoing business.

GEO-POLITICAL UNCERTAINTY

The early 2022 invasion of Ukraine by Russia is creating multiple, and likely significant, supply issues, including the use and transport of energy.  Natural gas, crude oil and certain raw materials pricing has increased significantly and are quite volatile, in addition to potential severe supply issues. We require certain feedstocks and energy inputs to be able to generate renewable diesel and other renewable products. The extent of the impact of this major geo-political event and its repercussions are unknown and could have a material impact on our operations, cash flows, liquidity and capital resources. However, we expect that most of the costs
of our inputs into our products can be passed on to the buyers of our products.

