Form 10-Q
period 2022-03-31
Global Clean Energy Holdings, Inc.
filed 2022-05-16
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

Commission file number:
000-12627

GLOBAL CLEAN ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0407858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2790 Skypark Drive, Suite 105, Torrance, California	90505
(Address of principal executive offices)	(Zip Code)

(310) 641-4234
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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
☐
No
☒

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of May 13, 2022 was 42,273,933.

Part I. FINANCIAL INFORMATION
Item1: Condensed Consolidated Financial Information

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,012,135	$2,957,296
Accounts receivable, net	460,676	1,374,500
Restricted cash	16,830,659	7,972,914
Inventories, net	4,403,216	3,596,296
Prepaid expenses and other current assets	778,987	2,870,074
Total Current Assets	51,485,673	18,771,080

Restricted cash, net of current portion	39,068,369	12,491,684
Debt issuance costs, net	-	3,972,568
Operating lease right-of-use-asset s	428,385	481,027
Intangible assets, net	12,444,959	12,771,996
Goodwill	10,324,899	8,777,440
Long term deposits	642,231	628,689
Property, plant and equipment, net	420,420,676	353,852,931
Advances to contractors	4,700,303	10,021,908

TOTAL ASSETS	$539,515,495	$421,769,323
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$25,579,364	$4,563,304
Accrued liabilities	29,460,744	40,269,003
Warrant Commitment Liability, at fair value	-	19,215,140
Current portion of operating lease obligations	145,537	198,440
Notes payable including current portion of long-term debt, net	24,926,052	35,223,402
Convertible notes payable	1,000,000	1,000,000
Total Current Liabilities	81,111,697	100,469,289

LONG-TERM LIABILITIES
Operating lease obligations, net of current portion	283,197	283,197
Mandatorily redeemable equity instruments of subsidiary, at fair value (Class B Units)	22,600,279	21,628,689
Long-term debt, net	2,925,234	3,450,576
Senior credit facility, net	321,614,103	317,780,666
Asset retirement obligations, net of current portion	17,178,224	17,661,429
Environmental liabilities, net of current portion	18,400,179	19,488,571
Deferred tax liabilities	1,545,919	1,623,599
TOTAL LIABILITIES	465,658,832	482,386,016

Series C 15.00% preferred stock - 50,000,000 shares authorized; 145,000 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021 respectively	71,019,134	-

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 500,000,000 shares authorized; 42,223,933 and 42,013,433 shares issued and outstanding, at December 31,2021 and December 31, 2020 respectively	422,239	420,134
Additional paid-in capital	127,202,349	51,142,220
Accumulated other comprehensive loss	(2,327)	-
Accumulated deficit	(134,806,543)	(117,647,947)
Total stockholders' deficit attributable to Global Clean Energy Holdings, Inc.	(7,184,282)	(66,085,593)
Non-controlling interests	10,021,811	5,468,900
Total Stockholders' Equity	2,837,529	(60,616,693)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$539,515,495	$421,769,323

The accompanying notes are an integral part of these
condensed
consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
C
O
NDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2022	2021
Revenue
Seed sales, net	$406,214	$94,645
Cost of goods sold	728,803	85,276
Gross (Loss) Profit	(322,589)	9,369

Operating Expenses
General and administrative expense	11,351,234	3,714,962
Facilities expense	3,202,921	2,840,537
Depreciation expense	207,221	25,670
Amortization expense	338,373	89,030
Total Operating Expenses	15,099,749	6,670,199

OPERATING LOSS	(15,422,338)	(6,660,830)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,340,176)	(710,162)
Loss on extinguishment of debt	(3,972,568)	-
Other income	(40,111)	1,049
Change in fair value of Class B Units	(971,590)	(851,231)
Change in fair value of Warrant Commitment Liability	4,515,307	-
Loss before income taxes	(17,231,476)	(8,221,174)
Income tax benefit	72,880	-
NET LOSS	$(17,158,596)	$(8,221,174)

BASIC NET LOSS PER COMMON SHARE	$(0.41)	(0.23)
DILUTED NET LOSS PER COMMON SHARE	$(0.41)	(0.23)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	42,188,994	36,096,794
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	42,188,994	36,096,794

The accompanying notes are an integral part of these
condensed
consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended March 31,
	2022	2021
Net loss	$(17,158,596)	$(8,221,174)
Other comprehensive loss:
Foreign currency translation adjustments	(2,327)	-
Comprehensive loss	$(17,160,923)	$(8,221,174)

The accompanying notes are an integral part of these
condensed
consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Non - controlling Interests	Total
Beginning Balance at Dec. 31, 2020	$13	$358,499	$31,670,954	$-	$(66,232,439)	$5,468,900	$(28,734,073)
Share-based compensation from issuance of options and compensation-based warrants	-	-	102,000	-	-	-	102,000
Shares issued upon reverse split to avoid fractional shares	-	19	(19)	-	-	-	-
Conversion of note payable to shares	-	15,868	460,168	-	-	-	476,036
Net loss	-	-	-	-	(8,221,174)	-	(8,221,174)
Ending Balance at Mar. 31, 2021	$13	$374,386	$32,233,103	$-	$(74,453,613)	$5,468,900	$(36,377,211)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Non - controlling Interests	Total
Beginning Balance at Dec. 31, 2021	$-	$420,134	$51,142,220	$-	$(117,647,947)	$5,468,900	$(60,616,693)
Share-based compensation from issuance of options and compensation-based warrants	-	-	312,166	-	-	-	312,166
Exercise of stock options	-	2,105	75,795	-	-	-	77,900
Accretion of 15.00% Series C preferred shares	-	-	(2,664,462)	-	-	-	(2,664,462)
Issuance of warrants	-	-	68,394,561	-	-	-	68,394,561
Issuance of warrants in subsidiary	-	-	-	-	-	4,552,911	4,552,911
Deemed contribution in connection with issuance of preferred stock to Senior Lenders	-	-	9,942,069	-	-	-	9,942,069
Other comprehensive loss	-	-	-	(2,327)	-	-	(2,327)
Net loss	-	-	-	-	(17,158,596)	-	(17,158,596)
Ending Balance at Mar. 31, 2022	$-	$422,239	$127,202,349	$(2,327)	$(134,806,543)	$10,021,811	$2,837,529

The accompanying notes are an integral part of these
condensed
consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2022	2021
Operating Activities
Net Loss	$(17,158,596)	$(8,221,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Share- b ased c ompensation	312,166	102,000
Loss on lower of cost or net realizable value adjustments	318,874	-
Depreciation and amortization	545,594	114,700
Accretion of asset retirement obligations	229,045	245,000
Change in fair value of Class B units	971,590	851,231
Change in fair value of Warrant Commitment Liability	(4,515,307)	-
Amortization of debt discount	692,055	597,390
Loss on extinguishment of debt	3,972,568	-
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	233,484	47,762
Inventories	(30,900)	(57,307)
Prepaid expenses	996,193	45,935
Other current assets	-	-
Deposits and other assets	(13,542)	41,570
Accounts payable	4,111,798	3,146,978
Accrued liabilities	(2,209,009)	-
Asset retirement obligations	(34,732)	(775,248)
Environmental liabilities	(123,155)	(114,068)
Operating Lease Obligations	(261)	2
Net Cash Used in Operating Activities	(11,702,135)	(3,975,229)
Investing Activities:
Cash paid for intangible assets	(11,336)	(33,766)
Cash paid for property, plant, and equipment	(51,904,792)	(29,844,053)
Net Cash Used in Investing Activities	(51,916,128)	(29,877,819)
Financing Activities:
Proceeds received from exercise of stock options	77,900	-
Proceeds received from the sale of preferred stock including deemed contribution from Senior Lenders and common stock warrants	145,000,000	-
Payments of offering costs on preferred stock and warrants	(8,455,621)	-
Payments on notes payable and long-term debt	(471,871)	(761,614)
Payments on Bridge Loan	(20,000,000)	-
Borrowings on Bridge Loan	7,950,237	-
Borrowings on other notes	1,006,887	600,560
Borrowings on Senior Credit Facility	-	30,769,958
Net Cash Provided by Financing Activities	125,107,532	30,608,904

Net Change in Cash, Cash Equivalents and Restricted Cash	61,489,269	(3,244,144)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	23,421,894	38,982,725
Cash, Cash Equivalents and Restricted Cash at End of Period	$84,911,163	$35,738,581

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$8,347,473	$3,887,108

The accompanying notes are an integral part of these
condensed
consolidated financial statements

Supplemental Noncash Investing and Financing Activities

	For the three months ended March 31,
	2022	2021
Supplemental Disclosures of Non-cash Investing and Financing Activities
Debt discount related to Class B units issued to Senior Lenders	-	1,218,769
Conversion of note payable into shares	-	470,036
Settlement of Warrant Commitment Liability	14,699,834	-
In-kind interest added to principal balance of Senior Credit Facility	3,022,759	965,662
Amounts included in accounts payable and accrued liabilities for purchases of property, plant, and equipment	37,175,711	15,976,232
Capitalized interest included in property, plant, and equipment	10,795,565	4,994,307

The accompanying notes are an integral part of these
condensed
consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A — ORGANIZATION
AND BASIS OF PRESENTATION

Description of Business

Throughout this Quarterly Report, the terms “we,” “us,” “our,” “our company,” and “the Company” collectively refer to Global Clean Energy Holdings, Inc. and its wholly-owned subsidiaries. References to “GCEH” refer only to Global Clean Energy Holdings, Inc.

GCEH is a Delaware corporation. GCEH currently operates through various U.S. and foreign subsidiaries that are currently wholly-owned. The principal subsidiaries include, among others: (i) Sustainable Oils, Inc., a Delaware corporation that conducts breeding and owns proprietary rights to various Camelina varieties and operates our Camelina business; (ii) GCE Holdings Acquisitions, LLC and its six Delaware limited liability company subsidiaries that were formed to finance and own, directly or indirectly, our Bakersfield Renewable Fuels, LLC, a Delaware limited liability subsidiary (“BKRF”) that owns a renewable fuels refinery in Bakersfield, California (the “Bakersfield Renewable Fuels Refinery”); (iii) GCE Operating Company, LLC, our subsidiary that operates our Bakersfield Renewable Fuels Refinery, and employs various personnel throughout the Company; (iv) Agribody Technologies, Inc., our Delaware subsidiary that oversees aspects of our plant science programs; and (v) Camelina Company Espana, S.L., our Spanish subsidiary that develops proprietary Camelina varieties and leads our business expansion opportunities in Europe and South America. We also own several inactive foreign subsidiaries.

GCEH is a uniquely positioned, vertically integrated renewable feedstocks and finished fuels company. Our business model is designed to control all aspects of the value chain, with one end of our business anchored in plant science and the other in renewable fuels production. We contract directly with farmers to grow our ultra-low carbon, nonfood, proprietary Camelina crop on fallow land to process at the Bakersfield Renewable Fuels Refinery. Once online, the 15,000 barrels per day (“BPD”) facility will sell up to its full production capacity of renewable diesel (“RD”) for a minimum of five years to ExxonMobil Oil Corporation (“ExxonMobil”) through a pair of long-term supply agreements. It is expected that the facility will be operating in the second half of 2022.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated balance sheet of the Company at December 31, 2021, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 have been prepared in accordance with U.S.GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or any future periods.

The accompanying condensed financial statements include the accounts of GCEH and its subsidiaries, and have been prepared in accordance with U.S. GAAP. References to the “ASC” hereafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made within the condensed consolidated financial statements for the prior period to conform with current presentation.

NOTE B — LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing operations applicable to its common stockholders of $17.2 million during the three months ended March 31, 2022, and had an accumulated deficit of $134.8 million at March 31, 2022. At March 31, 2022, the Company had working capital of negative $29.6 million (which includes current restricted cash of $16.8 million) and a stockholders' equity of $2.8 million. The Company is progressing its Bakersfield Renewables Fuels Refinery retooling project, and assuming the retooling project is completed in the second half of 2022, we anticipate that initial revenues from the production and sale of renewable diesel will also commence in the second half of 2022. The Company’s primary source of is cash on hand and available borrowings under its credit facilities. However, because of the uncertainty around the cost of change orders to the refinery, the impact of the delayed timing of revenues and cash flows from the refinery arising from a delay in the completion of construction, and the amount and timing of certain credits due to us from CTCI (defined below), we believe that we will need additional capital to fund certain of our liquidity requirements, which includes completion of the refinery, operational and general and administrative costs. Additionally, as of March 31, 2022 we had a financial obligation, from the settlement of a derivative contract, which required us to pay $20.2 million in six equal monthly payments of $3.375 million beginning in May 2022 from the cash generated by the refinery’s operations. Since the Bakersfield Renewable Fuels Refinery is not yet operational, we amended our fixed payment obligation, effective May 11, 2022, whereby we will begin payments after the Bakersfield Renewable Fuels Refinery is operational and generating revenues for a full month. Payments are to be made beginning in the first month at $1.5 million and escalate monthly to approximately $6.2 million in the sixth and final month. The original obligation was $20.3 million and is now $22.8 million. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the time the financial statements are issued.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Management is undertaking, or has undertaken, several initiatives to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern. For example, as noted above, we have recently amended our fixed payment obligation with the counterparty to defer the repayment of our fixed payment obligation until the refinery’s operations commence. In order to address our short-term liquidity gap, we intend to attempt to negotiate deferred payment terms on some of our scheduled obligations and may seek to obtain deferred payment terms on some of the asset purchases and construction costs we still intend to make. Management is also exploring transactions to maximize available capital, which may include raising additional debt or equity funding, revising our short-term operating plans, reducing anticipated investments in Camelina production and in infrastructure improvements, and otherwise reducing operating expenses. Management believes cash flows from these plans will be needed until the start-up of the Bakersfield Renewable Fuels Refinery at which point the Company expects to begin generating positive cash flows. Management believes it is probable that those plans can be effectively implemented and along with the operating cash flows from the refinery, when started, are sufficient to mitigate the circumstances resulting in substantial doubt for a period not less than one year from the date the financial statements are issued.

Financing Agreements

BKRF OCB, LLC, a wholly-owned subsidiary of GCEH, is a party to a $337.6 million secured term loan facility (the “Senior Credit Facility”), and BKRF HCB, LLC, also a wholly-owned subsidiary of GCEH, is party to a $67.4 million secured term loan facility (the “Mezzanine Credit Facility”) from GCEH (see Note F). The purpose of these facilities is the construction of the refinery.

On February 23, 2022, we issued 145,000 shares of our newly created Series C Preferred Stock (the “Series C Preferred”) and five-year warrants (the “GCEH Warrants”) to purchase up to an aggregate of 18,547,731 shares of our Common Stock (5,017,008 issued to settle the Warrant Commitment Liability) at an exercise price of $2.25 per share to ExxonMobil Renewables LLC (“ExxonMobil Renewables”), an affiliate of ExxonMobil Oil Corporation (“ExxonMobil”), and 11 other institutional investors (all of whom are Senior Lenders under our existing Senior Credit Facility) for an aggregate purchase price of $145 million and the settlement of the Warrant Commitment Liability. As additional consideration for ExxonMobil’s investment, we also granted ExxonMobil Renewables additional warrants (the “GCEH Tranche II Warrants”) to purchase up to 6.5 million shares of common stock at an exercise price per share of $3.75 until February 22, 2028, and a warrant to acquire 33% (19,701,493 shares) of our SusOils subsidiary for $33 million ($1.675 per share) until February 22, 2027 (“SusOil Warrants”). Each of the GCEH Warrants, GCEH Tranche II Warrants and SusOil Warrants may be exercised for cash or by means of cashless exercise, however the GCEH Tranche II Warrants cannot be exercised until the earlier of (i) the date on which ExxonMobil extends the term of the five-year Offtake Agreement (as described below) that we entered into with ExxonMobil effective April 10, 2019 (as amended), or (ii) a change of control, sale, or the dissolution of the Company. Under the Certificate of Designations of the Series C Preferred, the holders of the Series C Preferred are entitled to receive dividends at a rate of 15%, compounded quarterly provided that, until March 31, 2024, we may elect not to pay some or all of the accrued dividends in cash, in which case the unpaid dividends shall accrue and be added to the original issuance price of the shares of Series C Preferred. The shares of Series C Preferred have no voting rights, except as required by law or with respect to certain protective provisions in the Certificate of Designations. For such time as ExxonMobil holds any shares of Series C Preferred, ExxonMobil will have the right, exercisable at its option, to appoint two directors to GCEH’s Board of Directors. If the Series C Preferred shares have not been redeemed prior to the fifth anniversary of issuance, or upon an event of default under the Certificate of Designations, ExxonMobil will have the right to appoint a majority of the Board of Directors. The Certificate of Designations provides that we will have the right, at any time, to redeem/repurchase the outstanding shares of Series C Preferred (in increments of no less than $25 million), for an amount equal to the Corporate Redemption Price (as defined in the Certificate of Designations) at any time the Series C Preferred is outstanding. The Certificate of Designations of the Series C Preferred Stock provides for mandatory redemption upon a Change of Control or Event of Default (as defined therein) and are not convertible into shares of our common stock. GCEH may redeem the Series C Preferred Stock at any time within the first two years at 1.85 times, and the next three years at 2.0 times, the amount of the investment (including any accrued unpaid dividends).

Sales Agreements

In April
2019, the Company entered into a binding Product Offtake Agreement (the “Offtake Agreement”) with ExxonMobil pursuant to which ExxonMobil has committed to purchase 2.5 million barrels per year of renewable diesel annually (the “Committed Volume”) from the Bakersfield Renewable Fuels Refinery (including the Renewable Identification Numbers (“RINs”) allocated to such quantities of renewable diesel), and the Company has committed to sell these quantities of renewable diesel to ExxonMobil. ExxonMobil’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Renewable Fuels Refinery commences commercial operations (“Start Date”). ExxonMobil has the option to extend the initial five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Renewable Fuels Refinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Renewable Fuels Refinery’s operations or the Start Date has not occurred by October 15, 2022 for reasons other than force majeure.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2021, BKRF entered into a Term Purchase Agreement (“TPA”) with ExxonMobil under which ExxonMobil has the right to purchase additional quantities of renewable diesel from our Bakersfield Renewable Fuels Refinery, and the Company is obligated to sell such additional amounts of renewable diesel to ExxonMobil. Under the Offtake Agreement, ExxonMobil committed to purchase the Committed Volume from the Bakersfield Renewable Fuels Refinery. However, the Bakersfield Renewable Fuels Refinery is designed to produce more than the Committed Volume. Under the TPA, following the Start Date, ExxonMobil has the exclusive right to purchase all renewable diesel produced in excess of the Committed Volume that we sell to ExxonMobil under the Offtake Agreement. The Company also agreed to transfer title to ExxonMobil of the RINs allocated to the quantities of renewable diesel purchased under the TPA. In the event that ExxonMobil does not purchase all of the renewable diesel that it can under the TPA and, as a result, our inventory levels exceed certain specified levels, the Company can sell that extra inventory to third parties. The TPA has a five-year term. ExxonMobil has the option to extend the initial five-year term for a second five-year term if it elects to extend the Offtake Agreement.

Under both agreements, we retain 100% of the co-products, which include renewable propane, renewable naphtha and renewable butane. In February 2022, our BKRF subsidiary entered into an agreement with AmeriGas Propane (“Amerigas”), a subsidiary of UGI Corporation, whereby Amerigas will purchase the renewable propane produced at the Bakersfield Renewable Fuels Refinery up to a certain maximum volume amount, with an option then to acquire any volume in excess of such amount. The first twelve months of renewable propane to be delivered is estimated to be approximately 13 million gallons. The agreement has an initial term of three years, subject to an evergreen provision on an annual basis unless affirmatively terminated by either Party at the end of the initial 3-year term or any subsequent annual extension. The Company is pursuing sales contracts for renewable naphtha and renewable butane.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash

In accordance with the Company’s lending agreements, the Company is required to advance the calculated interest expense on its borrowings at the time of such borrowings to the estimated commercial operational date of the Bakersfield Renewable Fuels Refinery. This interest is deposited into a designated account and the appropriate amount is paid to the lenders at the end of each quarter. Additionally, the construction funds are deposited into their own designated account and deposited from that designated account into a BKRF account only upon approval by the lenders to pay for specific construction, facility and related costs. These two accounts are restricted and not directly accessible by the Company for general use, although these funds are assets of the Company. The Company estimates how much of this cash is likely to be capitalized into the Bakersfield Renewable Fuels Refinery project in the form of a long-term asset, and classifies this amount as long-term. The Company makes this determination based on its budget, recent and near-term invoicing, and internal projections.

Cash and Cash Equivalents; Concentration of Credit Risk

The Company considers all highly liquid debt instruments maturing in three months or less at the date of purchase
to be cash and cash equivalents. The Company maintains cash and cash equivalents at high quality financial institutions. However, deposits exceed the federally insured limits. At March 31, 2022, the Company had approximately $82.8 million in uninsured cash.

Foreign Currency Translation

Our Spanish subsidiary uses the Euro as its functional currency. Assets and liabilities are translated using exchange rates at the balance sheet date, and revenues and expenses are translated at weighted average rates for the three months ended March 31, 2022.
Adjustments from the translation process are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Inventories

Inventories currently consist of Camelina seeds, grain, meal, and oil. Inventories are valued at the lower of cost or net realizable value. Cost is determined based on standard cost. On March 31, 2022 the Company recognized a loss in the amount of $319 thousand due to inventories being adjusted to the lower of cost or net realizable value. There were no lower of cost or net realizable value adjustments made to the inventory values reported as of December 31, 2021.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of office equipment and transportation equipment are computed using the straight-line method over estimated useful lives of 3 to 5 years. Refinery assets and buildings are depreciated using the straight-line method over estimated useful lives of 5 to 25 years. However, the refinery will not begin to be depreciated until its retrofitting has been completed and it is ready for operations. Normal maintenance and repair items are charged to operating costs and are expensed as incurred. The cost and accumulated depreciation of property, plant and equipment sold or otherwise retired are removed from the accounts and any gain or loss on disposition is reflected in the statement of operations. Interest on borrowings related to the retrofitting of the Bakersfield Renewable Fuels Refinery is being capitalized, which will continue until the refinery is placed in service. During the three months ended March 31, 2022 and March 31, 2021, interest of $10.8 million and $5.0 million, respectively, was capitalized and is included in property, plant and equipment, net, for a total of $51.0 million of capitalized interest for the project.

Long-lived Assets

In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ended March 31, 2022 and 2021, there were no impairment losses recognized on long-lived assets.

Goodwill and Indefinite Lived Assets

The Company’s indefinite lived assets consist of goodwill and trade names. Goodwill represents the excess of the fair value of consideration over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination. Goodwill is not amortized, but is tested for impairment annually on December 31 of each year or more frequently if events or changes in circumstances indicate the asset may be impaired. We have one reporting unit. The first step in our annual goodwill assessment is to perform the optional qualitative assessment allowed by ASC Topic 350, “
Intangibles - Goodwill and Other
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

Per Share Information

On March 26, 2021, the Company effected a one-for-ten reverse stock split. All common stock and per share information (other than par value) contained in these condensed
consolidated financial statements and footnotes have been adjusted to reflect our prior reverse stock split.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Debt Issuance Costs

Debt issuance costs primarily relate to financing to fund the costs of retrofitting the Bakersfield Renewable Fuels Refinery and are amortized over the term of the loan as interest under the effective interest method
;
however, as such interest primarily relates to retrofitting of the Bakersfield Renewable Fuels Refinery, these costs are being capitalized as part of the refinery until it is placed in service. The amortization of the debt issuance costs that are not capitalized are recorded as interest expense. At March 31, 2022 and December 31, 2021, unamortized debt issuance costs related to the Senior Credit Facility and Bridge Loan (see Note
F
) are classified as a direct deduction from the carrying amount of each credit facility; however, at December 31, 2021 unamortized debt issuance costs related to the Mezzanine Credit Facility (as defined below) are presented on the balance sheet as an asset as there had not been any borrowings on the Mezzanine Credit Facility. Effective as of February 23, 2022, the Mezzanine Credit Facility was assigned to and fully funded by GCEH, and as a result, the unamortized debt issuance costs of $3.9 million related to the Mezzanine Credit Facility was recorded as a loss on debt extinguishment in the three months ended March 31, 2022. See Note
F
- Debt for more detail on the financing.

Accrued Liabilities

As of March 31, 2022 and December 31, 2021, accrued liabilities consists of:

	As of March 31, 2022	As of December 31, 2021
Accrued compensation and related liabilities	3,671,391	3,818,701
Accrued interest payable	1,930,797	1,857,343
Accrued construction costs, net	18,346,251	27,045,738
Other accrued liabilities	-	3,677,671
Current portion of asset retirement obligations	3,207,518	2,530,000
Current portion of environmental liabilities	2,304,787	1,339,550
	$29,460,744	$40,269,003

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

We estimate our escalation rate at 3.33% and our discount factor ranges from 3.62% in year one to 7.26% in year twenty, with the weighted average discount rate being 5.0%. See Note
K
 - Commitments and Contingencies for more detail on environmental liabilities, which are accounted for separately from asset retirement obligations.

The following table provides a reconciliation of the changes in asset retirement obligations for the three months ended March 31, 2022 and the year ended December 31, 2021.

	Three months ended March 31, 2022	Year ended December 31, 2021
Asset retirement obligations - beginning of period	$20,191,429	$21,478,977
Disbursements	(34,732)	(2,265,557)
Accretion	229,045	978,009
Asset retirement obligations - end of period	$20,385,742	$20,191,429

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The amounts shown as of March 31, 2022 and December 31, 2021 include $3.2 million and $2.5 million, respectively, which have been classified as current liabilities and included in accrued liabilities and $17.2 million and $17.7 million which have been classified as long term liabilities as of March 31, 2022 and December 31, 2021, respectively.

Advances to Contractors

Upon the acquisition of the Bakersfield Biorefinery, the Company advanced $20.1 million to its primary construction contractor for invoices to be billed against the Guaranteed Maximum Price for the Engineering, Procurement and Construction (“EPC”) of the Bakersfield Renewable Fuels Project contract (“G-Max Contract”). These funds are credited against future invoices in accordance with an agreed schedule. In May 2021 we replaced our former contractor and entered into a new G-Max Contract with a new contractor. As of June 30, 2021, the $20.1 million advanced to the initial primary construction contractor has been reduced to zero and a new advance has been made to the new primary construction contractor in the amount of $17.8 million. Reductions of $13.1 million to the contractor advance have been made, resulting in $4.7 million reflected as Advances to contractor as of March 31, 2022. As of December 31, 2021 Advances to contractor were $10.0 million.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of general and administrative expense. The Company has recorded a 100% valuation allowance against the deferred tax assets as of March 31, 2022 and December 31, 2021.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue From Contracts With Customers, using the following five-step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. The Company recognized in the three months ended March 31, 2022 and March 31, 2021 $0.4 million and $0.1 million in revenue, respectively. The Company is engaged in contracting with farmers to grow camelina grain that will be processed into oil for use in Bakersfield Biorefinery.
The Company will recognize revenues upon the sale of its patented camelina seed to the farmers and also for the crushed camelina meal that it plans to sell to third party livestock and poultry operators. Based upon the Company’s Product Offtake Agreement (see Note B - Liquidity), the Company expects to recognize revenue from the sale of renewable diesel in the second half of 2022.

Research and Development

Research and development costs are charged to operating expenses when incurred, which were nominal for the three months ended March 31, 2022 and March 31, 2021.

Fair Value Measurements and Fair Value of Financial Instruments

As of March 31, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash, cash equivalents, and restricted cash, accounts receivable, accounts payable, and accrued liabilities, and the convertible note payable to the executive officer approximate their fair value due to their short-term nature. The Class B Units, issued by BKRF HCB, LLC, are reported at fair value. Additionally, as further described below, the Company recognized a liability for a warrant commitment to its Senior Lenders at December 31, 2021
as part of a debt modification included in its executed Amendment No.6 to its Senior Credit Facility, which is reported at fair value. The Senior Credit Facility is a long-term fixed rate debt instrument which has a carrying amount that is approximately at fair value based on a comparison of recently completed market transactions.

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

On December 20, 2021, the Company executed Amendment No. 6 to the Senior Credit Facility whereby the Company agreed to issue warrants covering 5,017,008 shares of common stock of GCEH at an exercise price to be determined based on a market pricing mechanism
, which was $2.25 per share,
upon the completion of the Series C Preferred Stock financing (“Series C Financing”) for a term of five years from that date (the “Warrant Commitment Liability”) (See Note B). The Warrant Commitment Liability was in consideration for i) the 1%, or $4.1 million, consent premium payable from an earlier amendment to the Senior and Mezzanine Credit Facilities, ii) the Bridge Loan, and iii) as additional creditor fees for forbearance to the Senior Lenders and Mezzanine Lenders. Such creditor fees were recorded as additional debt discount.
The Company recognized a Warrant Commitment Liability as a freestanding instrument that is classified as a liability under ASC 480, “
Distinguishing Liabilities From Equity”
, as the commitment to issue the warrants represents a variable share settlement where the warrants to be issued to the Senior Lenders vary based on occurrence of the Exxon Funding Event (see Note B).
This Warrant Commitment Liability was initially recognized at fair value and was
measured at fair value at each reporting date until
it was
settled with changes in fair value recognized in earnings in other income (expense). This Warrant Commitment Liability was settled on February 23, 2022 as part of the issuance of the Company’s warrants for 5,017,008 shares of common stock of GCEH to the Senior Lenders.

The following is the recorded fair value of the Class B Units and the Warrant Commitment Liability as of March 31, 2022 and December 31, 2021:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$22,600,279	$22,600,279	$-	$-	$22,600,279

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$21,628,689	$21,628,689	$-	$-	$21,628,689
Warrant Commitment Liability	19,215,140	19,215,140	-	-	19,215,140

The following presents changes in the Class B Units for the three months ending March 31, 2022 and March 31, 2021:

	Three months ended March 31, 2022	Year ended December 31, 2021
Beginning Balance	$21,628,689	$5,123,000
New unit issuances	-	10,422,413
Change in fair value recognized in earnings	971,590	6,083,276
Ending Balance	$22,600,279	$21,628,689

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following presents changes in the Warrant Commitment Liability for the three months ending March 31, 2022 and March 31, 2021:

	Three months ended March 31, 2022	Year ended December 31, 2021
Beginning Balance	$19,215,140	$-
Value at establishment	-	16,004,255
Change in fair value recognized in earnings	(4,515,307)	3,210,885
Settled with issuance of warrants	(14,699,833)	-
Ending Balance	$-	$19,215,140

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

The following table presents instruments that were potentially dilutive for the three months ended March 31, 2022 and March 31, 2021 that were excluded from diluted earnings per share as they would have been anti-dilutive:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Convertible notes and accrued interest	7,616,305	8,906,773
Convertible preferred stock - Series B	-	1,181,818
Stock options and warrants	44,688,591	19,220,714

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06,
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU 2020-06”), which reduces the complexity of the accounting for convertible debt instruments and its effect on earnings per share calculation. The guidance reduces the number of accounting models used for convertible debt instruments, which will result in fewer embedded conversion features being recognized separately from the original contract. This will also affect the guidance associated with convertible debt for earnings-per-share by requiring the if-converted method rather than the treasury stock method, requiring that potential share settlement be included in the calculation of diluted earnings per share and clarifying that an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share count. For public business entities, the amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2021, including interim periods within those years, and early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those years. The Company formally elected to early-adopt ASU 2020-06 as of January 1, 2022. As the Company did not have any instruments subject to the changes provided in ASU 2020-06 prior to January 1, 2022, there was no material impact on the Company’s condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In October 2021, the FASB issued ASU 2021-08,
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which updates the guidance related to the acquisition of revenue contracts in a business combination. The new guidance requires that the acquiring entity recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date the acquirer should recognize the contract assets and liabilities under Topic 606 as they would have been recognized at contract origination rather than at fair value at the time of the acquisition. The intent is to create more comparability of recognition and measurement of the acquired contracts in business combinations. For public business entities, the amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its condensed
consolidated
financial
statements.

In November 2021, the FASB issued ASU 2021-10,

Disclosures by Business Entities about Government Assistance
("ASU 2021-10"),
which requires business entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance will require business entities to disclose the nature of the transactions, accounting policies used to account for the transactions, and state which line items on the balance sheet and income statement are affected by these transactions and the amount applicable to each financial statement line. Business entities will also have to disclose significant terms and conditions of transactions with a government such as the duration of the agreement, any commitments made by either side, provisions, and contingencies. The guidance in ASU 2021-10 is effective for all entities for fiscal years beginning after December 15, 2021. Entities may apply the provision either (1) prospectively to all transactions within the scope of ASC 832 that are reflected in the financial statements as of the adoption date and all new transactions entered into after the date of adoption or (2) retrospectively. Early adoption is permitted. The Company is still evaluating the impact of the guidance on its condensed
consolidated financial statements.

Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the
condensed consolidated financial statements. Where applicable, the notes to these condensed consolidated financial statements have been updated to discuss all significant subsequent events which have occurred. See Note
L
for a description of events occurring subsequent to March 31, 2022 not included elsewhere in these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D
– PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Land	$7,855,872	$7,855,872
Office equipment	1,980,590	1,980,160
Buildings	5,139,389	5,486,575
Refinery and industrial equipment	87,695,096	87,072,163
Transportation equipment	432,805	421,302
Construction in process	266,844,058	211,152,337
Construction period interest	51,040,724	40,245,159
Total cost	$420,988,534	$354,213,568
Less accumulated depreciation	(567,858)	(360,637)
Property, plant and equipment, net	$420,420,676	$353,852,931

Depreciation expense for property and equipment was approximately $207,000 and $26,000 for the three months ended March 31, 2022 and March 31, 2021, respectively.

NOTE
E
 - INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets as of March 31, 2022 and December 31, 2021 are shown in the following table:

		March 31, 2022		December 31, 2021
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets
Trade name	-	$90,000	$-	$90,000	$-
Definite Lived Intangible Assets
Patent licenses	5 years	8,199,651	3,077,349	8,188,315	2,831,088
Developed seed variant technology	24 years	5,679,500	60,094	5,679,500	-
Refinery permits	13 years	1,921,082	307,831	1,921,082	275,813
Total		$15,890,233	$3,445,274	$15,878,897	$3,106,901

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expense for intangible assets were approximately $338,000 and $89,000 for the three
months ended March 31, 2022 and March 31, 2021, respectively.

The estimated intangible asset amortization expense for 2022 through 2026 and thereafter is as follows:

Estimated Amortization Expense
April 1, 2022 through December 31, 2022	$946,892
2023	1,094,402
2024	965,204
2025	864,059
2026	848,773
Thereafter	7,725,629
Total	$12,444,959

Goodwill as of March 31, 2022 is shown in the following table:

March 31, 2022
Balance as of December 31, 2021	$8,777,440
Adjustments to CCE Acquisition	1,547,459
Balance as of March 31, 2022	$10,324,899

NOTE
F
 – DEBT

The table below summarizes our notes payable and long-term debt at March 31, 2022 and at December 31, 2021:

	March 31, 2022	December 31, 2021

Senior credit facility	$348,463,037	$345,440,278
Bridge loan	-	12,049,763
Fixed payment obligation	20,250,000	20,250,000
Finance lease obligation	4,407,345	4,462,938
Other notes	4,069,540	3,478,931
Subtotal	377,189,922	385,681,910

Less: current portion of long-term debt	(24,926,052)	(35,223,402)
Less: unamortized debt discount and issuance costs	(27,724,533)	(29,227,266)
Subtotal	324,539,337	321,231,242

Convertible note payable to executive officer	1,000,000	1,000,000

Total	$325,539,337	$322,231,242

Senior Credit Facility and Bridge Loan:

On May 4, 2020, BKRF OCB, LLC, a wholly-owned subsidiary of GCEH, entered into the Senior Credit Facility with a group of lenders (the “Senior Lenders'') pursuant to which the Senior Lenders agreed to provide a $300.0 million senior secured term loan facility to BKRF OCB to pay the costs of retooling the Bakersfield Renewable Fuels Refinery. Through various amendments throughout 2020 and 2021, the commitments under the Senior Credit Facility have subsequently been increased to $337.6 million. As of March 31, 2022, we have borrowed $337.6 million available under the Senior Credit Facility. Outstanding term loans under the Senior Credit Facility bear interest at the rate of 12.5% per annum, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest, such deferred interest being added to principal. The principal of the senior loans matures in November 2026, provided that BKRF OCB, LLC must offer to prepay the senior loans with any proceeds of such asset dispositions, borrowings other than permitted borrowings, proceeds from damage or losses at the refinery, and excess net cash flow. BKRF OCB, LLC may also prepay the senior loan in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, the Senior Lenders are issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, as the Company draws on the Senior Credit Facility. The fair value of the Class B Units are initially recognized at fair value and subsequently re-measured at fair value each reporting period with changes recognized in earnings. The Class B Units are discussed further below.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 26, 2021, Amendment No. 3 to the Senior Credit Facility was made effective to more accurately reflect the updated scope and cost estimates of the Bakersfield Renewable Fuels Refinery and to establish a contingency reserve account to fund the costs of the additional capabilities and equipment and to fund possible cost overruns. Concurrently, Consent No. 2 and Amendment No. 2 to the Senior Credit Facility were made effective, which, among other things, established a consent premium equal to 1.00% of the aggregate commitments (“Consent Premium”), to be paid in the form of equity or cash to the Lenders, subject to whether the Company raises capital of $35 million prior to July 31, 2021. The Consent Premium was paid in connection with the consummation of the Series C Financing on February 23, 2022, as described below.

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

On July 29, 2021, Amendment No. 5 to the Senior Credit Facility was made effective to increase the amount of funding available under the Senior Credit Facility by $4.4 million, to $317.6 million. In addition, under Amendment No. 4 and Amendment No. 5, the parties agreed to change the date by which the borrowers under the two credit agreements (the Company’s BKRF OCB, LLC and BKRF HCB, LLC subsidiaries) had to establish an additional cash contingency reserve of at least $35 million from July 31, 2021 to September 15, 2021. Further, with respect to the Consent Premium established on March 26, 2021, Amendment No. 5 constituted that the Consent Premium will be payable by the Company issuing warrants to purchase shares of the Company’s common stock. The warrants were to be issued on the earlier of September 15, 2021 or the closing of an equity raise in which the Company sells at least $10 million of its common stock.

The Company subsequently received a waiver extending equity raise target date to November 19, 2021 and again in November 2021, based on further discussion with Senior Lenders, was waived until the December 20, 2021 amendment discussed below.

On December 20, 2021, Amendment No. 6 to Senior Credit Facility was made effective, which, among other things, increased the amount of funding available under the Senior Credit Facility by $20.0 million to $337.6 million and to provide a new Bridge Loan facility in an aggregate principal amount of $20.0 million. The Bridge Loan bore interest at the rate of 12.5% per annum and had a stated maturity date of January 31, 2022. The Bridge Loan was paid in full on February 23, 2022 in connection with the Series C Financing. In connection with Amendment No. 6 to the Senior Credit Facility, GCEH committed to the Senior Lenders to issue warrants covering 5,017,008 shares of common stock of GCEH at an exercise price to be determined based on a market pricing mechanism upon the completion of the Series C Financing for a term of five years from that date. These warrants were issued on February 23, 2022 in connection with the consummation of the Series C Financing, and were issued in consideration for i) the Consent Premium payable from an earlier amendment to the Senior and Mezzanine Credit Facilities, ii) the Bridge Loan, and iii) as additional creditor fees for forbearance to the Senior Lenders and Mezzanine Lenders.

Also on December 20, 2021, the Company entered into Forbearance and Conditional Waiver Agreement and Consent No. 5, Forbearance and Conditional Waiver Agreement. Under the respective forbearance agreements, the Senior Lenders agreed to forbear from exercising their rights and remedies under the Senior Credit Facility, the Mezzanine Credit Agreement, and the related Financing Documents with respect to all Defaults and Events of Default thereunder. Such Defaults and Events of Default were waived upon the consummation of the Series C Financing and the payment of a cash equity contribution to the senior borrower of $115 million.

On January 7, 2022, the Company borrowed an incremental $8.0 million on the Bridge Loan, and the total outstanding at that time was $20.0 million.

On February 2, 2022, Amendment No. 7 to Senior Credit Facility was made effective, which, among other things, extended the forbearance period and each respective deadline to satisfy the conditions precedent for the conditional waivers to become permanent waivers were extended from January 31, 2022 to February 23, 2022. Additionally, the maturity date of the Bridge Loan was extended from January 31, 2022 to February 23, 2022 and was fully paid on February 23, 2022.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On February 23, 2022, Amendment No. 8 to the Senior Credit Facility modified a previous provision whereby the Bakersfield Renewable Fuels Refinery needs to achieve Substantial Completion, as defined under the Senior Credit Facility, no later than August 31, 2022, or an event of default occurs and the Senior Lenders have the right to accelerate the loan for immediate payment of all principal and interest accrued to that date. However, the Substantial Completion date of August 31, 2022 can be extended on a day-for-day basis depending on the number of days that the ExxonMobil Offtake Agreement commercial target date of October 15, 2022 is also extended, up to a total extension of 90 days. The amendment also requires a quarterly principal prepayment amount to achieve an agreed-upon end-of-quarter targeted debt balance designed to meet the full payment of the Senior Credit Facility by November 4, 2026. The Company is only obligated to pay this quarterly principal amount to achieve these targeted debt balances to the extent there is available cash under the specific calculations required in the Senior Credit Facility. The full amount of the loan matures and is due on November 4, 2026. Additionally, the $35 million reserve requirement from Amendment No. 3 was eliminated by Amendment No. 8 in conjunction with the Series C Preferred Financing.

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

Mezzanine Credit Facility

On May 4, 2020, BKRF HCB, LLC, the indirect parent of BKRF OCB, LLC, entered into a Mezzanine Credit Facility with a group of Mezzanine Lenders who agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield Renewable Fuels Refinery. Subsequently, the Mezzanine Credit Facility was increased to $67.4 million. In connection with the Series C Financing, on February 23, 2022 the Mezzanine Credit Facility was assigned to, and assumed by GCEH and the Mezzanine Lenders have no further rights to the Mezzanine Credit Facility.

Fixed Payment Obligation

As described in Note
C
, under “Fair Value Measurements and Fair Value of Financial Instruments”, the Company amended a derivative forward contract during the quarter ended March 31, 2020, with the counterparty. The amendment terminated the derivative forward contract and replaced it with a fixed payment obligation. Under the terms of the fixed payment obligation, the Company agreed to pay the counterparty a total of $23.1 million, which included a payment of $5.5 million in April 2020, and six equal installment payments in 2022 totaling $17.6 million. Under the subsequent revised terms of the fixed payment obligation in April 2020, the Company agreed to pay the counterparty a total of $24.8 million, which included a payment of $4.5 million in June 2020 (which was paid), and six equal monthly installment payments beginning in May 2022 for a total of $20.3 million. For financial reporting purposes, the fixed payment obligation has been recorded at the present value of future payments, using a discount rate of 14.8%. Effective May 1
1
, 2022, the Company agreed with the counterparty to amend the payment structure whereby the Company will begin making payments beginning one month after the Bakersfield Renewable Fuels Refinery begins operations and generates revenues, but no later than January 2023. The total amount of payments has been increased to $22.8 million and will start at $1.5 million in the first month and escalate monthly to approximately $6.2 million at the sixth month which will be the final payment.

Other Notes Payable

Included in “other notes” as of March 31, 2022, in the above table, is a note, that is due upon demand related to the Company’s business activities prior to 2019, in the principal amount of $1.3 million and an interest rate of 18% per annum. Also included in other notes above, is a note payable that was used to finance the Company’s insurance policies. Upon the acquisition of the Bakersfield Renewable Fuels Refinery in May 2020, the Company purchased numerous insurance contracts to cover its corporate, ownership and construction risks primarily to provide financial protection against various risks and to satisfy certain lender requirements. The Company paid 35% of the total premiums and financed the balance at 3.8% annual interest rate. The Company is obligated to make seventeen equal monthly payments totaling approximately $4.5 million beginning in July 2020. The insurance policies cover various periods from 12 to 60 months beginning in May 2020. As of March 31, 2022, the Company had one payment remaining for a total of approximately $0.1 million. In May 2022, the Company entered into new insurance policies to replace the policies that were expiring. The Company may finance all or a portion of these renewed policies.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2021, we entered into a promissory note with MUFG Union Bank, N.A. (“Union Bank”) effective March 29, 2021, that provided for a loan in the amount of $0.6 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan was subject to forgiveness under the PPP upon our request to the extent that the proceeds were used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. The PPP Loan was to mature on March 29, 2026, five years from the commencement date and bore interest at a rate of 1% per annum. In December 2021, the Company submitted an application for forgiveness of the entire $0.6 million due on the PPP Loan and is awaiting a response from the PPP lender.

Convertible Note Payable to Executive Officer

On October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrued unpaid salary and bonus for two years. In order to evidence the deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note accrues simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%) and became due and payable on October 15, 2020, its maturity date. Under its existing credit agreements, the Company is restricted from repaying Mr. Palmer’s loan and, accordingly, was in default under the Convertible Note. The Company accrued interest expense of $50,000 on this note in the year ended December 31, 2021. The Company had recorded accrued interest payable of approximately $168,000 and $160,000 as of March 31, 2022 and December 31, 2021 respectively. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of the Company’s Common Stock at an exercise price of $0.154 per share. On February 23, 2022, the Company amended Mr. Palmer's note to extend the term to the later of February 23, 2024 or upon the redemption of the Series C Preferred shares. The convertible note will bear interest at 5% per annum beginning as of February 23, 2022 and the total number of shares that the note can be converted into is a maximum of 7,616,305.

Convertible Notes Payable

The Company had several notes that were convertible into shares of the Company or the Company’s subsidiaries at different prices: ranging from $0.30 per share into the Company’s stock and up to $1.48 per share into SusOils’s common stock. These notes have passed their original maturity date and they continue to accrue interest at varying rates, from 8% to 10%. On March 26, 2021, we issued 1,586,786 shares of the Company’s common stock to the holder of a convertible promissory note upon the conversion of the entire outstanding balance, principal and accrued interest, for that note. During June 2021, the Company paid the remaining notes and the accrued interest either by an agreed cash settlement or through the issuance of common shares at an agreed price of $5.75 per share. As of March 31, 2022, there are no remaining convertible notes payable to third parties.

The following table summarizes the minimum required payments of notes payable and long-term debt as of March 31, 2022:

Year	Required Minimum Payments
2022	$24,926,052
2023	230,188
2024	1,237,094
2025	244,207
2026	351,552,381
Thereafter	-
Total	$378,189,922

Class B Units

As described above, the Company has issued 337.6 million Class B Units of its subsidiary, BKRF OCB, LLC to its Senior Lenders as of March 31, 2022. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units, and after the distributions reach a certain limit the units will no longer require further distributions and will be considered fully redeemed. The Class B unit holders may receive a portion of the distributable cash, as defined under the Senior Credit Facility, available to BKRF HCB, LLC, but generally only up to 25% of the available cash after the required interest and principal payments, operating expenses and ongoing capital requirements have been paid. Such payments commence once the Bakersfield Renewable Fuels Refinery begins operations and will continue through the later of five years after operations of the refinery begins or until the cumulative distributions reach a certain threshold defined in the operating agreement of BKRF HCB, LLC. The aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the Senior Lenders cannot exceed two times the amount of the borrowings under the Senior Credit Facility, or approximately $675.2 million. The aggregate fair value of such units on the date of their issuances totaled approximately $13.5 million which were recorded as debt discount. The aggregate fair value of the earned units as of March 31, 2022 and December 31, 2021 was approximately $22.6 million and $21.6 million, respectively. It is expected that the fair value will increase as the Company continues to de-risk the project through ongoing retooling activities. The fair value is largely based on the present value of the expected distributions that will be made to the Class B Unit holders, which consider various risk factors, including a market risk premium, project size, the uniqueness and age of the refinery, the volatility of the feedstock and refinery inputs, operational costs, environmental costs and compliance, effective tax rates, illiquidity of the units, and the timing of the cash flows to the unit holders. The value assumes the completion of the refinery in the second half of 2022, annual volatility of 76.1% and a risk free rate of 1.52%. The value was derived by utilizing a Monte Carlo Simulation and taking the average over 100,000 iterations. As completion of retrofitting the refinery progresses, the fair value is expected to increase, and further increases in fair value are expected when the refinery becomes operational and begins generating revenues.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Class B Units meet the definition of a mandatorily redeemable financial instrument under ASC 480 because BKRF HCB, LLC has an unconditional obligation to redeem the Class B Units by transferring assets at a specified time. Pursuant to ASC 825-10, the Company has elected the fair value option for the Class B Units. Accordingly, at each borrowing the Company will initially recognize the Class B Unit liability based on the issuance date fair value with an offset to the discount on the Senior Credit Facility. The Company measures their Class B Units at fair value at each reporting date with changes recognized in other income/expense.

NOTE
G
 - STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2022, the Company issued 210,500 shares of its common stock upon the exercise of stock options. These option exercises consisted of 50,000, 160,000 and 500 shares issued to a member of the board of directors, consultants and employees, respectively.

On April 21, 2022, the Company issued 50,000 shares of its common stock upon the exercise of stock options by an executive officer.

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

Series C Preferred Stock

On February 23, 2022, the Company completed a private placement of an aggregate of 145,000 preferred shares (125,000 and 20,000 shares to ExxonMobil Renewables LLC, an affiliate of ExxonMobil, and the Senior Lenders, respectively) of Series C Preferred Stock and warrants exercisable to purchase an aggregate of 18,547,731  (5,017,008 issued to settle the Warrant Commitment Liability to the Senior Lenders
- see Note
B
) shares of our Common Stock at an exercise price of $2.25 per share to ExxonMobil Renewables LLC, and 11 other institutional investors (all of whom are also lenders under our existing
Senior Credit Facility) respectively, for an aggregate purchase price of
$145 million

and the settlement of the Warrant Commitment Liability (see Note B). As a result of the difference between the $20 million received by the Company from the Senior Lenders for the purchase of the Series C Preferred Stock and the fair value of the Series C Preferred Stock, the Company recorded a
$9.9 million deemed contribution

from the Senior Lenders to Additional paid-in capital.

For the
three months
ended March 31, 2022, we did not declare or pay distributions to the holders of the Series C Preferred Stock. Included in the carrying value of the Series C preferred Stock as of March 31, 2022 was the amount of the cumulative, undeclared, unpaid dividends of $2.2 million, along with the accretion of $0.5 million for a total $2.7 million, which was recorded as a reduction to Additional Paid-in Capital.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE
H
– STOCK OPTIONS AND WARRANTS

2020 Equity Incentive Plan

In April 2020, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) wherein 2,000,000 shares of the Company’s common stock were reserved for issuance thereunder. Options and awards granted to new or existing officers, directors, employees, and non-employees vest ratably over a period as individually approved by the Board of Directors generally over three years, but not in all cases. The 2020 Plan provides for a three-month exercise period of vested options upon termination of service. The exercise price of options granted under the 2020 Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2020 Plan have a maximum term of ten years for exercise and may be exercised with cash consideration or through a cashless exercise in which the holder forfeits a portion of the award in exchange for shares of common stock of the remaining portion of the award. As of March 31, 2022, there were 106,178 shares available for future option grants under the 2020 Plan.

During the three months ended March 31, 2022 the Company granted stock options for the purchase of a total of 285,000 shares of Common Stock under the 2020 Plan, of which 185,000 were to employees and 100,000 were to directors.

For the three months ended March 31, 2022 and 2021, the Company recognized stock compensation expenses related to stock option awards of $312,000 and $98,000, respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying condensed

consolidated statements of operations. As of March 31, 2022, there was approximately $572,000 of unrecognized compensation cost related to option awards that will be recognized over the remaining service period of approximately 1.9 years.

The Company previously granted stock options that were not issued under the 2010

Equity Incentive Plan or 2020 Plan. All of such options that were issued outside of the 2010 and 2020 Plans are fully vested, and 16 million options that were awarded to two of GCEH’s executive officers had a market capitalization vesting arrangement, 500,000 options were issued to a consultant that had a transaction success arrangement, and 1,175,714 options were awarded to an executive officer that had a merit arrangement and 200,000 options were issued to two directors that were time based. A summary of the option award activity in 2022 and awards outstanding at March 31, 2022 (includes 100,000, 17,975,714 and 1,545,306 options under the 2010 Equity Incentive Plan, the non-plan and the 2020 Plan, respectively) is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	19,230,214	$0.16	2.81	$30,044,649

Granted	543,240	5.58		-
Exercised	(112,432)	0.04		616,314
Forfeited	(109,878)	5.63		-
Expired	(3,624)	4.76		-

Outstanding at December 31, 2021	19,547,520	$0.36	2.11	$87,636,744

Vested and exercisable at December 31, 2021	18,743,542	$0.25	2.04	$85,801,930

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	19,547,520	$0.36	2.11	$87,636,744.00

Granted	285,000	4.21		-
Exercised	(210,500)	0.37		915,850
Forfeited	(1,000)	4.60		-
Expired	-	0.00		-

Outstanding at March 31, 2022	19,621,020	$0.42	1.90	$72,953,650

Vested and exercisable at March 31, 2022	18,755,261	$0.27	1.80	$71,871,914

The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The following table illustrates the assumptions used in estimating the fair value of options granted during the three months ended March 31, 2022:

Expected Term (in Years)	3.0
Volatility	87.71%
Risk Free Rate	1.41%
Dividend Yield	0
Aggregate Grant Date Fair Value	$686,701

Stock Purchase Warrants and Call Option

During the three months ended March 31, 2022, the Company issued five-year warrants to our
S
enior
L
enders and investors in our Series C Preferred for an aggregate of
18,547,731
shares of our Common Stock at an exercise price of $
2.25
per share until February 22, 2027. If these warrants are exercised, the Company will receive additional proceeds of $
41.7
million. Separately the Company issued the GCEH Tranche II Warrant (which allows for the purchase of up to
6.5
million shares of our Common Stock at an exercise price of $
3.75
per share until February 22, 2028) and a warrant to purchase
33
% (
19,701,493
shares) of our SusOils subsidiary for an exercise price of $
1.675
per share until February 27, 2027. If these warrants are exercised for cash, the Company will receive an additional $
24.4
million and $
33
million, respectively.

During the year ended December 31, 2021, the Company issued warrants to investors that invested $3.1 million in a private transaction in April 2021 to purchase 19,840 shares of common stock. The warrants have an exercise price of $6.25 per share, a five-year term and are fully vested. If the warrants are exercised, the Company will receive additional proceeds of $124,000.

NOTE
I
 – INCOME TAXES

The effective tax rate for the three months ended March 31, 2022 and 2021 is
0.4
% and
0.0
%, respectively. The primary drivers for the differences in the rates from the prior-year period to the current-year period is the acquisition of an entity in a foreign jurisdiction in the fourth quarter of 2021.

Provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which the Company conducts business. The Company is in an overall deferred tax asset position in the U.S. and maintains its valuation allowance for certain federal and state tax jurisdictions as existing deferred tax liabilities do not provide sufficient future taxable income to realize the full benefit of its deferred tax assets.

During the three months ended March 31, 2022 and 2021, the Company did no
t record any material interest or
penalties related to uncertain tax positions.

The Company files tax returns in the U.S. federal jurisdiction, and in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2018 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2017. The Company is currently not under audit by any jurisdictions.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE
J
– ACQUISITIONS

Agribody Technologies, Inc. - In April 2021, the Company acquired Agribody Technologies, Inc., (“ATI”) a private agricultural biotechnology company. The transaction was accomplished by acquiring a 100% controlling interest in ATI in an all-stock transaction for a total fair value of approximately $5 million. In consideration for the shares of ATI, the Company issued 830,526 shares of common stock at an approximate fair value of $6.02 per share. The primary reason for the combination was to leverage the expertise of ATI to speed the development of novel Camelina varieties for SusOils. The Company hired the CEO/Co-founder of ATI and will continue to monetize the pre-acquisition ATI revenue contracts.

Entira, Incorporated - In November 2021, we acquired Entira, Incorporated, an agriculture business and marketing consulting firm (“Entira”), to bolster SusOils’ Camelina production strategy and the roll-out of its Camelina development program. As consideration for the purchase of Entira, we issued a total of 407,150 unregistered shares of our common stock, which were valued at $6.05 per share and assumed liabilities for a total purchase price of approximately $2.5 million. In addition, we issued 71,850 unregistered shares to certain employees as post acquisition compensation. Entira had been engaged as a consulting firm to GCEH for over 10 years and had extensive knowledge of our Camelina development program. We hired five people from Entira to join our team. Entira has been integrated into SusOils.

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

GCEH acquired goodwill in each of the acquisitions it completed in 2021 for a total of $10.3 million. This goodwill represents the acquired assembled workforce and synergies and none of this goodwill is deductible for tax purposes
.

The Company had no acquisitions in the three months ended March 31, 2022.

Below is a table that shows the fair value of assets acquired and liabilities assumed by the Company as a result of the 2021 transactions.
The purchase price allocation below for CCE is preliminary, as management is currently evaluating certain assumptions including working capital changes and tax impacts and may adjust the allocation in the subsequent period.

Assets	Agribody Technologies, Inc. as of April 15, 2021	Entira, Inc. as of November 17, 2021	Camelina Company Espana, S.L. as of December 2 9 , 2021	Total of Acquisitions
Cash and cash equivalents	$263,755	$2,100	$151,188	$417,043
Accounts receivable	-	-	414,554	414,554
Prepaid expense and other current assets	-	-	1,094,894	1,094,894
Property, plant, and equipment	185,445	33,000	598,619	817,064
Patents	3,450,000	-	-	3,450,000
Developed seed variant technology	-	-	5,679,500	5,679,500
Trade name	90,000	-	-	90,000
Goodwill	2,345,569	2,858,930	5,120,400	10,324,899
Liabilities
Accounts payable and accrued liabilities	(344,277)	(300,000)	(2,555,066)	(3,199,343)
Long term liabilities	-	-	(619,293)	(619,293)
Deferred tax liabilities	(990,492)	(130,723)	(1,623,599)	(2,744,814)
Total fair value of net assets acquired	5,000,000	2,463,307	8,261,197	15,724,504
Less: Cash acquired	(263,755)	(2,100)	(151,188)	(417,043)
Total fair value of consideration transferred, net of cash acquired	$4,736,245	$2,461,207	$8,110,009	$15,307,461

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2022, we recorded adjustments to the preliminary fair value estimates of assets acquired and liabilities assumed for CCE as o
f the acquisition date as noted in the table below:

Assets	Preliminary	Adjustments	As adjusted
Cash and cash equivalents	$151,188	$-	$151,188
Accounts receivable	1,094,894	(680,340)	414,554
Prepaid expense and other current assets	1,094,894	-	1,094,894
Property, plant, and equipment	598,619	-	598,619
Patents	-	-	-
Developed seed variant technology	5,679,500	-	5,679,500
Trade name	-	-	-
Goodwill	3,572,941	1,547,458	5,120,399
Liabilities
Accounts payable and accrued liabilities	(1,687,947)	(867,118)	(2,555,065)
Long term liabilities	(619,293)	-	(619,293)
Deferred tax liabilities	(1,623,599)	-	(1,623,599)
Total fair value of net assets acquired	8,261,197	-	8,261,197
Less: Cash acquired	(151,188)	-	(151,188)
Total fair value of consideration transferred, net of cash acquired	$8,110,009	$-	$8,110,009

NOTE
K
 – COMMITMENTS AND CONTINGENCIES

Engineering, Procurement and Construction Contract

On April 30, 2020, GCE Acquisitions entered into an Engineering, Procurement and Construction Agreement with a national engineering firm pursuant to which this firm agreed to provide services for the engineering, procurement, construction, (“EPC”) start-up and testing of the Bakersfield Renewable Fuels Refinery. The agreement, which was assigned by GCE Acquisitions to BKRF OCB, LLC, the borrower under the Senior Credit Facility, provides for this engineering firm to be paid on a cost-plus fee basis subject to a guaranteed maximum price of $201.4 million, subject to increase for approved change orders. As of May 17, 2021, the remaining balance of the contract was approximately $151 million. On May 19, 2021 we notified our original EPC firm that we were terminating the EPC Agreement, effective immediately. The cumulative billing on the EPC contract through June 30, 2021 was $63.2 million. The two major subcontracts for the Bakersfield Renewable Fuels Refinery were not terminated and were subsumed in the new replacement EPC agreement (see below). Accordingly, the two major subcontractors have continued to provide their services for the Bakersfield Renewable Fuels Refinery.

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

Environmental Remediation Liabilities

The Company recognizes its asset retirement obligation and environmental remediation liabilities and has estimated such liabilities as of its acquisition date. It is the Company’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental remediation liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 20 years, and up to 30 years if a longer period is believed reasonably necessary. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental remediation liabilities to their present value if payments are fixed and determinable. However, as the timing and amount of these costs were undeterminable as of March 31, 2022, these costs have not been discounted. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. At March 31 2022, accrued environmental remediation liability costs totaled $20.7 million of which $2.3 million have been classified as current liabilities. At March 31, 2021, accrued environmental liabilities totaled $21.2 million of which $1.1 million have been classified as current liabilities.

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

We lease certain manufacturing equipment, warehouses, office space,
 and
vehicles under finance and operating leases. Lease commencement occurs on the date we take possession or control of the property or equipment. Original terms for our real estate-related leases are generally between three and five years. Original terms for equipment-related leases, primarily manufacturing equipment and vehicles, are generally between one and ten years. Some of our leases also include rental escalation clauses. Renewal options are included in the determination of lease payments when management determines the options are reasonably certain of exercise, considering financial performance, strategic importance and/or invested capital.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet at March 31, 2022 and December 31, 2021 (in thousands):

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leases	Classification	As of March 31, 2022	As of December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$428,385	$481,027
Finance lease assets	Buildings, net of depreciation	3,085,819	3,433,005
Total lease assets		$3,514,204	$3,914,032

Liabilities
Current
Operating	Current portion of operating lease obligations	$145,537	$198,440
Finance	Notes payable including current portion of long-term debt	536,881	714,659
Non-current
Operating	Operating lease obligations, net of current portion	283,197	283,197
Finance	Long-term debt, net	2,831,284	2,831,284
Total lease liabilities		$3,796,899	$4,027,580

The table below presents the components of lease costs for the three months ended March 31,

2022 and 2021:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Operating lease cost	$54,318	$13,400
Finance lease cost
Amortization of leased assets	177,778	-
Interest on lease liabilities	47,222	-
Total lease costs	$279,318	$13,400

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
Weighted average remaining lease term (in years)
Operating leases	1.9	2.2
Financing leases	4.5	4.8

Weighted average discount rate
Operating leases	0.88%	1.00%
Financing leases	4.25%	4.25%

The table below presents the maturity of the lease liabilities as of March 31, 2022:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Operating leases	Finance Leases
2022	$147,482	$167,891
2023	162,616	230,188
2024	121,962	237,094
2025	-	244,207
2026	-	3,527,965
Thereafter	-	-
Total lease payments:	432,060	4,407,345
Less: present value discount	(3,325)	(1,039,181)
Total lease liabilities	$428,735	$3,368,164

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

In August 2020, Wood Warren & Co. Securities, LLC (“Wood Warren”) filed a complaint in the Superior Court of California, Alameda County, against GCEH Acquisitions titled
Wood Warren & Co Securities, LLC vs. GCE Holdings Acquisitions, LLC
, Case No. RG 20072242, alleging that GCEH Acquisitions breached a consulting agreement with it. Wood Warren seeks damages of $1.2 million plus interest. This matter is currently set for trial on November 14, 2022.

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

COVID-19

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance is ongoing, but in 2020
,

2021
,
and 202
2
 the Company did experience delays in certain products and materials, inflationary impact and particularly labor force related issues. However, we do expect to complete the refurbishing of our renewable fuels refinery project in the second half of 2022. The Company has implemented strict protocols on its on-site workforce and continues to monitor the potential impacts to its business. The extent of the impact of the COVID-19 pandemic on the Company’s operations, cash flows, liquidity and capital resources is highly uncertain, as information is evolving with respect to the duration and severity of the virus and its variants. However, based on its experience with the disease to date, the Company expects that the future impacts due to COVID-19 are not likely to be materially disruptive to its ongoing business.

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

NOTE
L
 - SUBSEQUENT EVENTS

Effective April 27, 2022, Noah Verleun, previously GCEH’s Executive Vice President of Development & Regulatory Affairs was promoted to GCEH’s President and entered into a new three-year employment agreement whereby his annual base salary is adjusted to $450,000 per year and an annual cash bonus target of up to one hundred percent (100%) of his annual base salary. Mr. Verleun was also granted a stock option to purchase 1,200,000 shares of Common Stock with an exercise price of $3.60 per share on various terms including a vesting term of three years for 50% of the option shares and a market achievement condition for 50% of the option shares. Mr. Verleun replaces Richard Palmer as President. Mr. Palmer remains the Chief Executive Officer of the Company, and a director of the Company.

On April 27, 2022, GCEH’s Board of Directors amended and restated the Company’s 2020 Equity Incentive Plan (the “2020 Plan”) to increase the number of shares of Common Stock of the Company reserved for issuance under the 2020 Plan from 2,000,000 to 7,000,000 shares. The increase in the number of shares available under the 2020 Plan is subject to stockholder approval at the Company’s annual meeting of stockholders to be held on June 23, 2022.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and related notes and risk factors included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2021 and other reports and filings made with the Securities and Exchange Commission (“SEC”).

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

Overview

Global Clean Energy Holdings, Inc. and its subsidiaries (collectively, hereinafter the “Company,” “we,” “us,” or “our”) is a vertically integrated renewable fuels company. Our goal is to do our part in accelerating the global push to reduce greenhouse gas emissions through sustainable, more environmentally friendly alternatives to conventional petroleum-based fuels. Since 2013 our principal focus has been on the development of our proprietary varieties of
Camelina sativa
(“Camelina”)
,
a fallow land rotation crop, as a biofuels feedstock. In 2020, we acquired a 500-acre crude oil refinery in Bakersfield, California, that we are converting into a dedicated renewable diesel refinery (the “Bakersfield Renewable Fuels Refinery”).

Bakersfield Renewable Fuels Refinery
.
Since the purchase of the Bakersfield oil refinery in May of 2020, the Company has been focused on the retooling and converting the acquired oil refinery into a state-of-the-art renewable diesel facility. The Company’s long-term goal is to utilize 100% camelina oil as the feedstock for the renewable diesel produced at the Bakersfield Renewable Fuels Refinery. The conversion of the Bakersfield refinery into a renewable diesel facility was initially projected to be completed during the first quarter of 2022. However, the conversion of the refinery has been delayed primarily due to engineering, procurement and construction issues with our principal contractor, including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We also experienced inefficiencies and delays from contracted engineering firms and supply chain issues related to the general lack of personnel and specialty firms to perform required material fabrication. Notwithstanding the delay in completion, through May 1, 2022, we have achieved the following:

-	substantially completed the engineering required to construct and run the facility,
-	completed piping and instrument diagrams and isometrics,
-	removed and/or demolitioned the components and piping that are not necessary to operate the facility,
-	purchased, received and installed the new hydroflex reactor vessels,
-	acquired all of the catalyst,
-	installed concrete foundations,
-	completed field survey of fire water lines and substantially completed the installation of the fire suppression systems,
-	instrumentation has been determined, ordered and being installed, and prepared for testing,
-	completed the installation of the rail system for delivery of feedstocks to the facility,
-	completed design of, and currently retrofitting the existing eight-bay truck delivery system,
-	finalized electrical packages,
-	ordered the remaining valves, switches, gauges, pressure instrumentation, compressors, etc.,
-	developed final procedures for commissioning, start-up and commercial operations

The retooling of the Bakersfield Renewable Fuels Refinery is on-going and the refinery is expected to begin operations in the second half of 2022. As a result of the delay in completing the retooling we do not currently anticipate generating revenues from the operations of the Bakersfield Renewable Fuels Refinery until late in 2022. Through March 31, 2022, we have invested approximately $420 million in the acquisition and retooling of the renewable fuels refinery.

Camelina Development and Activities
. A key element of our business plan is to control the development and production of the underlying base materials, or feedstock, required to produce renewable diesel at the Bakersfield Renewable Fuels Refinery.  Our goal is to use the oil produced from our proprietary varieties of enhanced Camelina as the feedstock of the Bakersfield Renewable Fuels Refinery. Initially, we will use soybean oil and other feedstocks for the Bakersfield Renewable Fuels Refinery until we have adequate supply of camelina oil. The ongoing drought in Montana has limited the amount of acreage of camelina being cultivated in Montana this year.  In addition, the on-going conflict in Ukraine has significantly increased the input costs of farming, including the cost of growing camelina, and has resulted in volatile agricultural commodity prices. As a result, the total North America Camelina acreage under cultivation will be significantly lower in 2022 than projected. Revenues from seed sales and camelina meal and oil are likely to be immaterial in 2022, but are expected to grow substantially in future years.

To supplement our efforts to improve our proprietary varieties of Camelina, develop our North America grower network, and expand our operations internationally, we acquired three companies in 2021 - Agribody Technologies, Inc. on April 15, 2021, Entira, Inc. on November 17, 2021 and Camelina Company Espana, S.L. on December 29, 2021. On a combined basis, these companies provide us with additional patents, know-how, experience and access to additional growth opportunities. We are integrating these newly acquired assets into our overall business strategy. One of our key strategies is to accelerate camelina grain production in North America and elsewhere. Accordingly, we are currently pursuing identified camelina opportunities in South America where large scale grain and bean farming is prevalent.

We also are pursuing federal grants to further develop our upstream camelina feedstock business.  Most recently, we've applied for two federal grants under the USDA’s Climate-Smart program, which, if approved, would be used to study and implement farming practices that combat climate change through the large-scale deployment of camelina as a renewable fuel feedstock.  The Company anticipates that the government will finalize the award of these Climate-Smart program grants in the fourth quarter of 2022.

Operational Outlook
. Our transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Bakersfield Renewable Fuels Refinery. In order to ensure that we have a buyer for the renewable diesel produced at our renewable refinery, we have entered into the Offtake Agreement with ExxonMobil under which ExxonMobil has agreed to purchase a minimum of 105 million gallons per year of renewable diesel from the Bakersfield Renewable Fuels Refinery for a period of five years following the date that the Bakersfield Renewable Fuels Refinery commences commercial operations. The price of the renewable diesel to be sold under the Offtake Agreement is based on a combination of a fixed price and a variable price. We have also entered into the Term Purchase Agreement with ExxonMobil under which ExxonMobil has the right to purchase the additional renewable diesel that is not sold to ExxonMobil under the Offtake Agreement. The revenues we expect to receive under the Offtake Agreement once the Bakersfield Renewable Fuels Refinery is fully operational, together with a potential line of credit for purchasing feedstock, and with our other projected sources of revenues, are expected to fund our anticipated working capital and liquidity needs.

Once completed, the Bakersfield Renewable Fuels Refinery will be able to produce renewable diesel from various renewable feedstocks, such as Camelina oil produced from our patented Camelina varieties, soybean oil, used cooking oil, inedible animal fat, and other vegetable oils. We believe that one of our strategic advantages is that a significant portion of the feedstock expected to be used at our renewable refinery will be Camelina oil derived from the Camelina grain produced for the Bakersfield Renewable Fuels Refinery using our patented Camelina varieties. However, we anticipate that we will need additional funding for general corporate purposes, to grow our certified Camelina seeds, to enter into agreements with farmers, and to otherwise ramp up the cultivation and production of Camelina (See “Liquidity and Capital Resources” below). In addition, we will also have to purchase significant amounts of feedstock from which we will produce renewable diesel, which purchase price we may have to pay in advance. Our goal is to fund the foregoing feedstock purchase and production costs through a feedstock supply credit line we expect to obtain from one or more commercial financial institutions. Based on our current Camelina production expectations and the projected costs of purchasing feedstock, we expect that we will need to obtain a line of credit for $100 million to $125 million. Any such line of credit is expected to be secured by the feedstock that we purchase and by the accounts receivables generated from our renewable diesel sales.

Critical Accounting Policies and Related Estimates

The critical accounting policies and related estimates used in the preparation of our unaudited condensed consolidated financial statements for the three months ended March 31, 2022 included new policies and related estimates for the Series C Preferred Stock, and warrant issuance as discussed below.  Other than these new policies and estimates, there have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our 2021 Annual Report on Form 10-K.

Issuance of Series C Preferred Shares and Warrants
- The Company accounted for the Series C Preferred
in accordance with ASC 480 as the shares are redeemable for cash upon the occurrence of certain events that are not solely within the control of the Company and after the fifth anniversary of issuance. The Company accounted for the warrants also in accordance with ASC 480 and ASC 815 as the warrants are indexed to the Company’s own stock and are contractually settled in shares. The Company allocated the proceeds from the transaction based on the fair values of each instrument in accordance with ASC 820.

Results of Operations

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Revenues.
Our Bakersfield Renewable Fuels Refinery is still in the construction phase and operations are not expected to commence until the second half of 2022.  Accordingly, we had no renewable fuel product revenues in the three months ended March 31, 2022 (“the 2022 fiscal quarter”). We started selling a limited amount of our certified Camelina seeds to farmers for the production of Camelina seed (seed used to produce our proprietary certified Camelina) and/or Camelina grain (grain to be used to produce renewable fuels at our Bakersfield Renewable Fuels Refinery), which sales generated revenues of $0.4 million in the three months ended March 31, 2022 (“the 2022 fiscal quarter”) compared to $0.1 million in the three months ended March 31, 2021 (“the 2021 fiscal quarter”).

General and Administrative Expenses and Facility Expenses
. General and administrative expenses consist of expenses generally involving corporate overhead functions and operations. The majority of our general and administrative expenses are incurred in the operations of the Bakersfield Renewable Fuels Refinery. From a salary, wage and benefit standpoint, we were more fully staffed at the Bakersfield Renewable Fuels Refinery in the 2022 fiscal quarter.  In addition, as a result of the three acquisitions that we have completed since the end of the 2021 fiscal quarter, we have added over 25 employees, most of whom are engaged on our upstream development strategies and business. Additionally, we incurred an increase in legal fees, financing fees, accounting fees, technology and communications costs, and property taxes in the 2022 fiscal quarter compared to the 2021 fiscal quarter due to our increased level of activity and our transactional focus in the 2022 fiscal quarter. As a result, our administrative expenses increased by $7.6 million from the 2021 fiscal quarter to $11.4 million in the 2022 fiscal quarter. We anticipate that our general and administrative expenses will stabilize during the remainder of this year, although we are continuing to add certain necessary skill sets into the organization, as and when necessary. Facility expense primarily consists of maintenance costs at the Bakersfield refinery and expenses normally related to the operations of a refinery. Our facility expenses increased by $0.4 million from $2.8 million in the 2021 fiscal quarter to $3.2 million in the 2022 fiscal quarter. This increase was primarily due to an increase in utility costs.

Other Income/Expense.
In the 2022 fiscal quarter we recognized a charge of $1.0 million on the change in fair value of our Class B Units, which was $0.1 million higher than the amount we recorded in the 2021 fiscal quarter. This increase in the fair value is a result of increased borrowings and a higher estimated value of the outstanding Class B Units from when they were originally issued. In the 2022 fiscal quarter we recognized a gain of $4.5 million on the change in fair value of the Warrant Commitment Liability related to the issuance of the senior lender warrants, which commitment to issue these warrants occurred in the fourth quarter of 2021 and the commitment to issue these warrants was extinguished in the 2022 fiscal quarter when the warrants were actually issued. We had no comparable change in fair value in the 2021 fiscal quarter.  Overall, we had Other income/expense of $3.5 million in the 2022 fiscal quarter as a result of change in the fair values described above, compared to a loss of $0.9 million in the 2021 fiscal quarter.

Interest Income/Expense.
Interest expense in the 2022 fiscal quarter and the 2021 fiscal quarter consisted of interest of $1.3 million and $0.7 million, respectively, from outstanding promissory notes and a bridge loan.  In addition, in the 2022 fiscal quarter we wrote off the previous debt issuance costs associated with our mezzanine loan credit facility and bridge loan of $3.4 million and $0.5 million, respectively. Our interest expense will increase significantly in the future once the construction of our Bakersfield Renewable Renewable Refinery is completed. The construction period interest is capitalized as part of the cost of the refinery and therefore, does not impact our interest expense currently.

Net losses.
We incurred operating losses of $15.4 million and $6.7 million in the 2022 and 2021 fiscal quarters, respectively, and a net loss of $17.2 million in the 2022 fiscal quarter compared to a $8.2 million net loss in the 2021 fiscal quarter. Our operating loss increased primarily as a result of the increase in activity related to our retooling of the Bakersfield Renewable Fuels Refinery, our expanded operations and the costs associated with our significant financing transactions we closed in the 2022 fiscal quarter. We expect to incur losses for the remainder of 2022 while our Bakersfield Renewable Fuels Refinery is under construction and, therefore, not operational. Operating losses and net losses were higher in the fiscal 2022 quarter than in the 2021 fiscal quarter because we had higher levels of activity in the retooling of the Bakersfield Renewable Fuels Refinery in the 2022 fiscal quarter, and an overall higher employee count. We also incurred higher general and administrative costs primarily related to our financing transaction.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had approximately $84.9 million and $23.4 million of cash, respectively, and $55.9 million and $20.5 million, respectively, is restricted and can only be spent on the Bakersfield Renewable Fuels Refinery. Of the restricted amounts, $39.1 million and $12.5 million as of March 31, 2022 and December 31, 2021, respectively, is considered long-term and is expected to be capitalized into the Bakersfield Renewable Fuels Refinery project. On March 31, 2022 and December 31, 2021 we had negative working capital of $27.4 million and $81.7 million, respectively. This working capital does not consider the long-term cash identified above.

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

In order to fund the cost of acquiring the Bakersfield Renewable Fuels Refinery, converting the existing refinery into a renewable refinery, and paying all operating expenses during the preoperational period, in 2020 our BKRF OCB, LLC subsidiary entered into the secured Senior Credit Facility with the Senior Lenders under which, as of March 31, 2022, we have borrowed $337.6 million. Also, in 2020 our BKRF HCB, LLC subsidiary entered into a secured Mezzanine Credit Facility with the Mezzanine Lenders under which we most recently had the ability to borrow up to $67.4 million. On December 20, 2021, our Senior Lenders agreed to provide a Bridge Loan of up to $20 million, of which $12 million was funded as of December 31, 2021, to provide working capital until our contemplated preferred share financing with ExxonMobil and the Senior Lenders could be completed. On February 23, 2022 GCEH assumed all of the rights and obligations of the Mezzanine Lenders under the Mezzanine Credit Facility, and loaned $67.4 million to BKRF HCB, LLC as the lender under the Mezzanine Credit Facility. Accordingly, GCEH now is the mezzanine lender to BKRF HCB, LLC. The proceeds from the Senior Credit Facility and the Mezzanine Credit Facility have been, and will continue to be used to fund the pre-operational expenses and the capital costs of the Bakersfield Renewable Fuels Refinery.

 The Senior Credit Facility bears interest at the rate of 12.5% per annum, payable quarterly. Principal payments are required to be made under the Senior Credit Facility after the Bakersfield Renewable Fuels Refinery has commercial operations. The Senior Credit Facility matures on November 4, 2026. The Mezzanine Credit Facility bears interest at the rate of 15.0% per annum, payable quarterly, provided that BKRF HCB, LLC may defer up to 2.5% interest to the extent BKRF HCB, LLC does not have sufficient cash to pay the interest (any deferred interest will be added to principal). Borrowings under the Mezzanine Credit Facility are due at maturity in November 2027. As additional consideration, the Senior Lenders were issued Class B Units. The Class B Units represent membership interest in our subsidiary, BKRF HCB, LLC and entitle the holders thereof to preferential cash distributions. The Class B Units will not affect our liquidity until the Bakersfield Renewable Fuels Refinery commences operations, which is expected in the second half of 2022. However, since the holders of the Class B Units will be entitled to certain priority cumulative cash distributions, if any, that may be made in the future from the operations of the Bakersfield Renewable Fuels Refinery, distributions made on behalf of the Class B Units will reduce the amount of distributions that we may be entitled to receive in the future from the operations of the Bakersfield Renewable Fuels Refinery.

On December 20 2021, GCEH entered into a memorandum of understanding with a subsidiary of ExxonMobil Oil Corporation whereby the ExxonMobil subsidiary agreed to purchase $125 million of a new series of preferred shares by January 31, 2022. In conjunction with the memorandum of understanding, the Senior Lenders expressed an interest to also purchase $20 million of the contemplated preferred shares on the same terms as ExxonMobil. Additionally, the Senior Lenders committed to fund an additional bridge loan of $20.0 million, under the same borrowing terms as the Senior Credit Facility, until the preferred stock financing transaction could be completed. On December 21, 2021, the Senior Lenders funded $12.0 million of the bridge loan, and on January 7, 2022 the balance of $8.0 million was funded. The Series C Preferred Stock offering was closed on February 23, 2022, and concurrently therewith the $20 million bridge loan, and accrued interest, was paid in full. Also, on December 20, 2021, the Company entered into an amendment to the Senior Credit Facility whereby the Company committed to warrants to the Senior Lenders for the purchase of 5,017,008 shares of the Company’s common stock at an exercise price to be determined based on a market pricing mechanism upon the completion of the Series C Preferred Stock offering (“Series C Financing”) for a term of five years from that date (the “Lender Warrant Commitment”). The Warrant Commitment Liability was in consideration for i) the 1%, or $4.1 million, consent premium payable from an earlier amendment to the Senior and Mezzanine Credit Facilities, ii) the $20 million bridge loan, and iii) as additional creditor fees for forbearance to the Senior Lenders and Mezzanine Lenders. The Warrant Commitment Liability was settled on February 23, 2022 through the issuance price of $2.25 per share. Additionally, on February 23, 2022, the Senior Lenders purchased $20 million of the Series C Preferred Stock.

On February 23, 2022, we raised $145 million from the sale of shares of our newly created Series C Preferred to ExxonMobil and the Senior Lenders. The net offering proceeds of the Series C Financing (after payment of $9.3 million of offering expenses and other related fees and costs) were allocated as follows: (i) $20 million to repay the bridge loan, (ii) $77.4 million (which includes $67.4 million funded under the Mezzanine Credit Facility) to fund the construction of the Bakersfield Renewable Fuels Refinery, (iii) $18 million for a debt service reserve account, and (iv) the balance for use by us as working capital, including the further development of our Camelina feedstock program.

Based on our construction budget (including the purchase orders we have issued for the required equipment) and on our projections of our future operating expenses, we anticipated that the $405 million provided to BKRF HCB, LLC under the Senior Credit Facility and the Mezzanine Credit Facility, together with the funds available under the Series C Financing would be sufficient to fund our projected capital expenditures and operating expenses at the Bakersfield Renewable Fuels Refinery until the Bakersfield Renewable Fuels Refinery becomes operational. However, because of the uncertainty around the cost of change orders to the refinery, the impact of the loss of revenues from the refinery arising from the unexpected delay in the completion of construction, and the amount and timing of certain credits due to us, we believe that we will need additional capital to fund certain of our liquidity requirements, and we expect that we will need additional funding to meet the Company’s projected commitments over the next twelve months. Our original financial commitments during the next twelve months included a fixed payment obligation that arose from the settlement of a derivative contract that we amended on April 20, 2020, which required us to pay $20.2 million in six equal monthly payments of $3.375 million beginning in May 2022 from the cash generated by the refinery’s operations. Since the Bakersfield Renewable Fuels Refinery is not yet operational, effective May 11, 2022 we amended our fixed payment obligation whereby we will begin payments after the Bakersfield Renewable Fuels Refinery is operational and generating revenues for a full month. Payments are to be made beginning in the first month at $1.5 million and escalate monthly to approximately $6.2 million in the sixth and final month. The original obligation was $20.3 million and is now $22.8 million.

In order to bridge the anticipated cash shortfall resulting from the delayed commencement of the Bakersfield Renewable Fuels Refinery, we intend to attempt to renegotiate certain terms in various existing agreements to allow for the delay in payments, obtain separate financing for components of our asset base, and pursue raising additional debt and/or equity funding. Although we have identified possible sources for some or all of the additional capital, we do not currently have commitments from any third parties to provide us with the additional capital. In the event that we do not obtain the necessary additional financing, we will have to revise our short-term operating plans, reduce our anticipated investments in camelina production and in infrastructure improvements, and otherwise reduce our operating expenses. No assurance can be given that these short-term cash flow adjustments will be successful.

To the extent that we raise additional funds through the issuance of equity securities, our stockholders will experience dilution, and the terms of the newly issued securities could include certain rights that would adversely affect our stockholders’ rights. Furthermore, if these new securities are convertible or are accompanied by the issuance of warrants to purchase shares of our common stock, our current stockholders may experience substantial dilution. There can be no assurance that we will be successful in raising debt or equity funding or that any such financing will be available, available on favorable or acceptable terms, or in the amounts needed. Additionally, while the potential economic impact brought on by the current geopolitical developments, including the Russian invasion of Ukraine and the continuing impacts of the coronavirus pandemic are difficult to assess or predict, the significant impact that these developments have had on the global financial markets, agricultural commodity prices, and inputs into growing agricultural commodities, on the costs of raw materials we need, and on GCEH’s stock trading price, could reduce our ability to access additional capital, which would negatively impact our short-term and longer-term liquidity.

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

Once completed, the Bakersfield Renewable Fuels Refinery will be able to produce renewable diesel from various renewable feedstocks, such as Camelina oil produced from our patented Camelina varieties, soybean oil, used cooking oil, inedible animal fat, and other vegetable oils. We believe that one of our strategic advantages is that a significant portion of the feedstock expected to be used at our renewable refinery will be Camelina oil derived from the Camelina grain produced for the Bakersfield Renewable Fuels Refinery using our patented Camelina varieties. However, we anticipate that we will need additional funding for general corporate purposes, to grow our certified Camelina seeds, to enter into agreements with farmers, and to otherwise ramp up the cultivation and production of Camelina. In addition, we will also have to purchase significant amounts of feedstock from which we will produce renewable diesel, which purchase price we may have to pay in advance. Our goal is to fund the foregoing feedstock purchase and production costs through a feedstock supply credit line we expect to obtain from one or more commercial financial institutions. Based on our current Camelina production expectations and the projected costs of purchasing feedstock, we expect that we will need to obtain a line of credit for $100 million to $125 million. Any such line of credit is expected to be secured by the feedstock that we purchase and by the accounts receivables generated from our renewable diesel sales.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

Inflation and changing prices have had minimal effect on our continuing operations over our two most recent fiscal years. However, we have recently commenced experiencing increases in prices of products, services and the costs of inputs used in our operations (such as the cost of natural gas, utilities, transportation and even labor) throughout our organization, which increases could have a material impact on our operations.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Report on Internal Control over Financial Reporting.” We are taking the additional remedial steps to address the material weaknesses in our disclosure controls and procedures as set forth below under “Management’s Plan for Remediation of Material Weaknesses.”

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

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management has evaluated the effectiveness of the Company’s ICFR as of March 31, 2022. Management based its assessment on the framework set forth in Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) in conjunction with SEC Release No. 33-8810 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission” (17 CFR PART 241). Because of the material weaknesses described below, management concluded that the Company’s ICFR was not effective as of March 31, 2022:

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

Management believes that the material weaknesses arose because the Bakersfield Renewable Fuels Refinery had minimal controls in place when it was purchased in May 2020, and as of March 31, 2022 the Company had not completed its implementation of all needed internal controls and procedures. The Company is taking measures to remediate these deficiencies.

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

This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm as such attestation is not required for non-accelerated filers such as this company pursuant to applicable SEC rules.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found under “Legal” in Note K to our condensed consolidated financial statements included elsewhere in this Form 10-Q and is incorporated by reference into this Item 1.

In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

RISK FACTORS

Investment in our stock involves a high degree of risk. The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC which describe various risks and uncertainties to which we are, or may become, subject. If any of these risks events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described therein are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

These risk factors also contain forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described therein. In addition to the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, investors should also consider the following:

The delay in completing the construction of our Bakersfield Renewable Fuels Refinery has created a need for additional financing, which may not be available on favorable terms, or at all.

The construction of the Bakersfield Renewable Fuels Refinery was originally scheduled to be completed in early 2022 but has been delayed and is now expected to be completed later in the second half of 2022. We based our operating budgets, and we scheduled our financial commitments on the assumptions that the refinery would generate significant revenues commencing early in 2022. The delay in the completion of the construction and the deferral of revenues will require us to obtain additional capital to fund our operating expenses and our other financial obligations during the period in which we are not generating revenues. In order to address our short-term liquidity gap, we intend to attempt to negotiate deferred payment terms on some of our scheduled obligations and may seek to obtain deferred payment terms on some of the asset purchases and construction costs we still intend to make. However, in addition to any concessions we may obtain as a result of the foregoing negotiations, we will still have to raise additional capital from debt and/or equity financings or from other arrangements with current or potential strategic partners. No assurance can be given that we will be able to renegotiate our existing obligations or that we will be able to obtain additional debt and/or equity financing or other funding. Furthermore, even if we obtain additional financing or funding, the terms of such additional financing and funding may not be favorable and may negatively affect our future profitability.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched an invasion of Ukraine and created a significant military conflict that has impacted the global commodity and financial markets. The conflict has caused, and could intensify, volatility in the prices and availability of oil, natural gas, feedstocks and other inputs we use to grow camelina and produce renewable fuel products. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. The extent of the impact of this major geo-political event and its repercussions are unknown and could have a material impact on our operations, cash flows, liquidity and on our ability to raise additional capital. To the extent that the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

Exhibit
Number	Description

3.1
Certificate of Designation of Rights, Preferences and Privileges of Series C Preferred Stock of Global Clean Energy Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 8, 2022).

3.2
Form of Warrant to be issued to the purchasers of the Company’s Series C Preferred Stock (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 8, 2022).

3.3	Form of Warrant to be issued to ExxonMobil Renewables, LLC (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on February 8, 2022).

10.1
Sale and Purchase Deed among Global Clean Energy Holdings, Inc., Camelina Company Espana, S.L., and certain stockholders named therein, dated December 29, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 3, 2022) **†.

10.2
Securities Purchase Agreement, dated February 2, 2022, among Global Clean Energy Holdings, Inc. and the investors thereunder (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 8, 2022).

10.3
Amendment No. 7 to Credit Agreement and Waiver, dated as of February 2, 2022, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 8, 2022).

10.4
Amendment No. 8 to Credit Agreement and Waiver, dated as of February 2, 2022, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 8, 2022).

10.5
Amendment No. 1 to Forbearance and Conditional Waiver Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated February 2, 2022 (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 8, 2022).

10.6
Amendment No. 1 to Consent No. 5, Forbearance and Conditional Waiver Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated February 2, 2022 (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 8, 2022).

10.7
Employment Agreement, dated February 2, 2022, by and between Global Clean Energy Holdings, Inc. and Ralph Goehring (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 8, 2022).#

10.8
Amendment No. 4 to Credit Agreement, dated February 23, 2022, between BKRF HCB, LLC, BKRF HCP, LLC, Global Clean Energy Holdings, Inc. and the mezzanine lenders referred to therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2022).

10.9
Amendment No. 1 to Convertible Promissory Note, dated February 23, 2022 between Global Clean Energy Holdings, Inc. and Richard Palmer (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 28, 2022).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File formatted as Inline XBRL and included in Exhibit 101
**	The Agreement is Written in Spanish and an English translation is provided in accordance with Rule 12b-12(d) under the Exchange Act.
†	Certain portions of the Exhibit have been redacted pursuant to Reg. S-K Item 601(b)(10).
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: May 16, 2022	By:	/s/ Richard Palmer
Richard Palmer President and Chief Executive Officer

Date: May 16, 2022	By:	/s/ Ralph Goehring
Ralph Goehring Chief Financial Officer

-44-