Form 10-Q
period 2022-06-30
Global Clean Energy Holdings, Inc.
filed 2022-08-15
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

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
☐
No
☒

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of August 15, 2022 was 42,323,933.

Part I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Information

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
C
O
NDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,483,804	$2,957,296
Accounts receivable, net	634,733	1,374,500
Restricted cash	1,386	7,972,914
Inventories, net	6,023,783	3,596,296
Prepaid expenses and other current assets	1,106,062	2,870,074
Total Current Assets	13,249,768	18,771,080

Restricted cash, net of current portion	3,069,703	12,491,684
Debt issuance costs, net	-	3,972,568
Operating lease right-of-use-assets	3,897,433	481,027
Intangible assets, net	12,120,175	12,771,996
Goodwill	10,400,896	8,777,440
Long term deposits	645,068	628,689
Property, plant and equipment, net	496,674,503	353,852,931
Advances to contractors	-	10,021,908

TOTAL ASSETS	$540,057,546	$421,769,323
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$16,242,237	$4,563,304
Accrued liabilities	49,930,648	40,269,003
Warrant Commitment Liability, at fair value	-	19,215,140
Current portion of operating lease obligations	768,076	198,440
Notes payable including current portion of long-term debt, net	23,473,742	35,223,402
Convertible notes payable	1,000,000	1,000,000
Total Current Liabilities	91,414,703	100,469,289

LONG-TERM LIABILITIES
Operating lease obligations, net of current portion	3,129,444	283,197
Mandatorily redeemable equity instruments of subsidiary, at fair value (Class B Units)	8,520,914	21,628,689
Long-term debt, net	4,195,851	3,450,576
Senior credit facility, net	325,232,475	317,780,666
Asset retirement obligations, net of current portion	17,205,390	17,661,429
Environmental liabilities, net of current portion	16,801,417	19,488,571
Deferred tax liabilities	1,540,520	1,623,599
TOTAL LIABILITIES	468,040,714	482,386,016

Series C 15.00 % preferred stock - 50,000,000 shares authorized; 145,000 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021 respectively	77,827,708	-

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 500,000,000 shares authorized; 42,323,933 and 42,013,433 shares issued and outstanding, at June 30,2022 and December 31, 2021 respectively	423,239	420,134
Additional paid-in capital	120,937,109	51,142,220
Accumulated other comprehensive income	14,291	-
Accumulated deficit	(137,207,326)	(117,647,947)
Total stockholders' deficit attributable to Global Clean Energy Holdings, Inc.	(15,832,687)	(66,085,593)
Non-controlling interests	10,021,811	5,468,900
Total Stockholders' Equity	(5,810,876)	(60,616,693)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$540,057,546	$421,769,323

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
C
O
NDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Revenue	$785,664	$102,074	$1,191,878	$196,718
Cost of goods sold	63,610	51,190	792,413	136,466
Gross Profit	722,054	50,884	399,465	60,252

Operating Expenses
General and administrative expense	10,272,109	7,282,999	21,623,343	10,997,961
Facilities expense	4,029,523	3,711,631	7,232,444	6,552,168
Depreciation expense	586,311	28,046	793,532	53,716
Amortization expense	337,720	216,050	676,093	305,080
Total Operating Expenses	15,225,663	11,238,726	30,325,412	17,908,925

OPERATING LOSS	(14,503,609)	(11,187,842)	(29,925,947)	(17,848,673)

OTHER INCOME (EXPENSE)
Interest expense, net	(833,354)	(715,093)	(2,173,530)	(1,425,255)
Loss on extinguishment of debt	-	-	(3,972,568)	-
Other (expense) income	(1,145,917)	67,314	(1,186,028)	68,364
Change in fair value of Class B Units	14,079,365	(2,242,681)	13,107,775	(3,093,912)
Change in fair value of Warrant Commitment Liability	-	-	4,515,307	-
Loss before income taxes	(2,403,515)	(14,078,302)	(19,634,991)	(22,299,476)
Income tax benefit	2,732	-	75,612	-
NET LOSS	$(2,400,783)	$(14,078,302)	$(19,559,379)	$(22,299,476)

BASIC NET LOSS PER COMMON SHARE	$(0.06)	$(0.36)	$(0.46)	$(0.60)
DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.36)	$(0.46)	$(0.60)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	42,288,219	38,618,255	42,238,880	37,364,554
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	42,288,219	38,618,255	42,238,880	37,364,554

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
C
O
NDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net loss	$(2,400,783)	$(14,078,302)	$(19,559,379)	$(22,299,476)
Other comprehensive loss:
Foreign currency translation adjustments	16,618	-	14,291	-
Comprehensive loss	$(2,384,165)	$(14,078,302)	$(19,545,088)	$(22,299,476)

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
C
O
NDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Non - controlling Interests	Total
Beginning Balance at Dec. 31, 2020	$13	$358,499	$31,670,954	$-	$(66,232,439)	$5,468,900	$(28,734,073)
Share-based compensation from issuance of options and compensation-based warrants	-	-	102,000	-	-	-	102,000
Shares issued upon reverse split to avoid fractional shares	-	19	(19)	-	-	-	-
Conversion of note payable to shares	-	15,868	460,168	-	-	-	476,036
Net loss	-	-	-	-	(8,221,174)	-	(8,221,174)
Ending Balance at Mar. 31, 2021	$13	$374,386	$32,233,103	$-	$(74,453,613)	$5,468,900	$(36,377,211)
Share-based compensation from issuance of options and compensation-based warrants	-	-	154,244	-	-	-	154,244
Exercise of stock options	-	610	8,734	-	-	-	9,344
Purchase of Agribody Technologies, Inc.	-	8,305	4,991,695	-	-	-	5,000,000
Conversion of Series B Preferred to Common	(13)	11,818	(11,805)	-	-	-	-
Conversion of convertible notes	-	537	308,352	-	-	-	308,889
Issuance of common stock for cash	-	4,960	3,095,040	-	-	-	3,100,000
Net loss	-	-	-	-	(14,078,302)	-	(14,078,302)
Ending Balance at Jun. 30, 2021	$-	$400,616	$40,779,363	$-	$(88,531,915)	$5,468,900	$(41,883,036)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated other comprehensive Income (loss)	Accumulated Deficit	Non - controlling Interests	Total
Beginning Balance at Dec. 31, 2021	$-	$420,134	$51,142,220	$-	$(117,647,947)	$5,468,900	$(60,616,693)
Share-based compensation from issuance of options and compensation-based warrants	-	-	312,166	-	-	-	312,166
Exercise of stock options	-	2,105	75,795	-	-	-	77,900
Accretion of 15.00% Series C preferred shares	-	-	(2,664,462)	-	-	-	(2,664,462)
Issuance of warrants	-	-	68,394,561	-	-	-	68,394,561
Issuance of warrants in subsidiary	-	-	-	-	-	4,552,911	4,552,911
Deemed contribution in connection with issuance of preferred stock to Senior Lenders	-	-	9,942,069	-	-	-	9,942,069
Foreign currency translation adjustment	-	-	-	(2,327)	-	-	(2,327)
Net loss	-	-	-	-	(17,158,596)	-	(17,158,596)
Ending Balance at Mar. 31, 2022	$-	$422,239	$127,202,349	$(2,327)	$(134,806,543)	$10,021,811	$2,837,529
Share-based compensation from issuance of options and compensation-based warrants	-	-	495,984	-	-	-	495,984
Exercise of stock options	-	1,000	47,350	-	-	-	48,350
Accretion of 15.00% Series C preferred shares	-	-	(6,808,574)	-	-	-	(6,808,574)
Foreign currency translation adjustment	-	-	-	16,618	-	-	16,618
Net loss	-	-	-	-	(2,400,783)	-	(2,400,783)
Ending Balance at Jun. 30, 2022	$-	$423,239	$120,937,109	$14,291	$(137,207,326)	$10,021,811	$(5,810,876)

The accompanying notes are an integral part of these condensed consolidated financial statements

G
L
OBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2022	2021
Operating Activities
Net Loss	$(19,559,379)	$(22,299,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	808,150	256,244
Loss on lower of cost or net realizable value adjustment on inventories	318,874	-
Depreciation and amortization	1,469,625	358,796
Accretion of asset retirement obligations	458,090	490,000
Change in fair value of Class B units	(13,107,775)	3,093,912
Change in fair value of Warrant Commitment Liability	(4,515,307)	-
Amortization of debt discount	1,351,776	1,401,602
Loss on extinguishment of debt	3,972,568	-
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	59,427	(4,868)
Inventories	(1,082,607)	(36,716)
Prepaid expenses and other current assets	100,258	579,878
Long-term deposits	(16,379)	793
Accounts payable	889,443	(5,810,705)
Accrued liabilities	3,264,918	17,303,167
Asset retirement obligations	(175,469)	(1,545,046)
Environmental liabilities	(247,673)	(241,848)
Operating Lease Obligations	(523)	4
Net Cash Used in Operating Activities	(26,011,983)	(6,454,263)
Investing Activities:
Cash received as part of acquisition of Agribody Technologies, Inc.	-	263,754
Cash paid for intangible assets	(24,272)	(42,226)
Cash paid for property, plant, and equipment	(113,145,214)	(80,506,634)
Net Cash Used in Investing Activities	(113,169,486)	(80,285,106)
Financing Activities:
Proceeds received from exercise of stock options	126,250	9,344
Issuance of common stock for cash	-	3,100,000
Proceeds received from the sale of preferred stock including deemed contribution from Senior Lenders and common stock warrants	145,000,000	-
Payments of offering costs on preferred stock and warrants	(8,455,621)	-
Payments on notes payable and long-term debt	(2,278,063)	(1,907,558)
Payments on Bridge Loan	(20,000,000)	-
Borrowings on Bridge Loan	7,950,237	-
Borrowings on other notes	1,971,665	999,829
Borrowings on Senior Credit Facility	-	92,440,641
Net Cash Provided by Financing Activities	124,314,468	94,642,256

Net Change in Cash, Cash Equivalents and Restricted Cash	(14,867,001)	7,902,887
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	23,421,894	38,982,725
Cash, Cash Equivalents and Restricted Cash at End of Period	$8,554,893	$46,885,612

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$16,304,801	$11,516,672

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental Noncash Investing and Financing Activities

	For the six months ended June 30,
	2022	2021
Supplemental Disclosures of Non-cash Investing and Financing Activities
Debt discount related to Class B units issued to Senior Lenders	$-	$4,406,508
Accrued debt issuance costs related to amendment to Senior Credit Facility	-	3,123,000
Accrued debt issuance costs related to amendment to Mezzanine Credit Facility	-	668,000
Issued 1,640,509 shares for conversion of several notes payable and accrued interest	-	784,925
Issued 830,526 shares to acquire Agribody Technologies, Inc,	-	5,000,000
Settlement of Warrant Commitment Liability	14,699,834	-
In-kind interest added to principal balance of Senior Credit Facility	6,105,846	2,262,635
Amounts included in accounts payable and accrued liabilities for purchases of property, plant, and equipment	42,677,113	15,976,232
Capitalized interest included in property, plant, and equipment	21,806,591	11,585,173

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

GCEH is a Delaware corporation. GCEH currently operates through various U.S. and foreign subsidiaries that are currently wholly-owned. The principal subsidiaries include, among others: (i) Sustainable Oils, Inc., a Delaware corporation that conducts camelina breeding and owns proprietary rights to various camelina varieties and operates our camelina business; (ii) GCE Holdings Acquisitions, LLC and its six Delaware limited liability company subsidiaries that were formed to finance and own, directly or indirectly, our Bakersfield Renewable Fuels, LLC, a Delaware limited liability subsidiary (“BKRF”) that owns a renewable fuels refinery in Bakersfield, California (the “Bakersfield Renewable Fuels Refinery”); (iii) GCE Operating Company, LLC, our subsidiary that operates our Bakersfield Renewable Fuels Refinery, and employs various personnel throughout the Company; (iv) Agribody Technologies, Inc., our Delaware subsidiary that oversees aspects of our plant science programs; and (v)
C
amelina Company Espana, S.L., our Spanish subsidiary that develops proprietary camelina varieties and leads our business expansion opportunities in Europe and South America.

GCEH is a uniquely positioned, vertically integrated renewable fuels innovator producing ultra-low carbon renewable fuels from patented nonfood camelina varieties. Our farm-to-fuel business model is designed to allow greater efficiencies throughout the value chain, lowering our finished fuels’ carbon intensity and streamlining our operations at every step. Our patented camelina varieties are purposefully bred to increase yield, quicken maturity, and increase tolerance to drought and pests. Today, GCEH owns the world’s largest portfolio of patented camelina genetics, and we contract directly with farmers around the globe to grow our proprietary camelina crop on fallow land. Once online, the
15,000
barrels per day (“BPD”) nameplate Bakersfield Renewable Fuels Refinery will sell up to its full production capacity, which will initially be limited to approximately
9,000
BPD due to a hydrogen constraint, of renewable diesel (“RD”) to ExxonMobil Oil Corporation (“ExxonMobil”) through a pair of long-term supply agreements described below.
We believe that the Bakersfield Renewable Fuels Refinery will commence operations in the fourth quarter of this year, but given the delays experienced to date with our lead contractor and other factors beyond our control, including but not limited to contractor scheduling, contractor assembly of necessary labor force, availability of cranes or construction equipment necessary to complete the project, work stoppages for any reason, unavailability of critical components, and vendors not being able to deliver ordered products timely,  there can be no assurance that this will occur and operations may not commence until the first quarter of
2023.
If operations do not commence until the first quarter of
2023,
then our initial revenues from the Bakersfield Renewable Fuels Refinery will also be delayed until such time.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated balance sheet of the Company at December 31, 2021, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 have been prepared in accordance with U.S.

GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or any future periods.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B — LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company incurred losses from operations of $29.9 million during the six months ended June 30, 2022, and had an accumulated deficit of $137.2 million at June 30, 2022. At June 30, 2022, the Company had working capital of negative $78.2 million (which includes current restricted cash of $0.0 million) and a stockholders' deficit attributable to the Company

of $15.8 million. We believe that the Bakersfield Renewable Fuels Refinery will commence operations in the fourth quarter
 of this year, but given the delays experienced to date with our lead contractor and other factors beyond our control, there can be no assurance that this will occur and operations may not commence until the first quarter of 2023. If operations do not commence until the first quarter of 2023, then our initial revenues from the refinery will also be delayed until such time. The Company’s primary source of liquidity
is cash on hand and available borrowings under its credit facilities. However, because of the uncertainty around the cost of change orders to the refinery, the impact of the delayed timing of revenues and cash flows from the refinery arising from a delay in the completion of construction, and the amount and timing of certain credits due to us from CTCI (defined below), we believe that we will need additional capital to fund certain of our liquidity requirements, which includes completion of the refinery, operational and general and administrative costs.
Because of the uncertainty of the timing of the completion of the refinery and the initial revenues from the refinery, the above conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the time the financial statements are issued.

Management is undertaking, or has undertaken, several initiatives to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern. In order to address our short-term liquidity gap, we have secured additional capital from the Senior Lenders on August 5, 2022 (up to $60 million in cash and a deferral of approximately $16 million of cash paid for interest) to allow the Company to meet its cash requirements to achieve refinery operations. See Note L - Subsequent Events for more detail. GCEH and/or its subsidiaries will continue to seek various options to raise cash such as utilizing financing leases, the sale or monetization of non-productive assets,
and
joint venture
s
 for its operations and activities as a whole. Management will continue to explore transactions to maximize available capital, which may include raising additional debt or equity financing, revising our short-term operating plans, reducing anticipated investments in camelina production and in infrastructure improvements, and otherwise reducing operating expenses.
Also in consideration for the upsizing of the Senior Credit Agreement, among other things, certain subsidiaries of the Company agreed to (i) undertake additional capital raises of at least $10 million prior to December 31, 2022, and aggregating to at least $20 million prior to March 31, 2023
.
Management believes these plans can be effectively implemented and along with the operating cash flows from the
Bakersfield Renewable Fuels Refinery
, when started, will be sufficient to mitigate the circumstances resulting in substantial doubt for a period not less than one year from the date the financial statements are issued.

Financing Agreements

Credit Facilities

BKRF OCB, LLC, an indirect, wholly-owned subsidiary of GCEH, is a party to a $337.6 million secured term loan facility (the “Senior Credit Facility”), and BKRF HCB, LLC, also an indirect, wholly-owned subsidiary of GCEH, is party to a $67.4 million intercompany secured term loan facility (the “Mezzanine Credit Facility”) to which GCEH is the lender (see Note F). The purpose of these facilities is to provide cash to facilitate the construction of the refinery.  As of June 30, 2022, we have borrowed the full amount of the $337.6 million available under the Senior Credit Facility, and as of August 5, 2022, the funds available under the Senior Credit Facility have been increased to $397.6 million.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Preferred Stock

On February 23, 2022, we issued 145,000 shares of our newly created Series C Preferred Stock (the “Series C Preferred”) and five-year warrants (the “GCEH Warrants”) to purchase up to an aggregate of 18,547,731 shares of our common stock (5,017,008 issued to settle the Warrant Commitment Liability) at an exercise price of $2.25 per share to ExxonMobil Renewables LLC (“ExxonMobil Renewables”), an affiliate of ExxonMobil, and 11 other institutional investors (all of whom are Senior Lenders under our existing Senior Credit Facility) for an aggregate purchase price of $145 million and the settlement of the Warrant Commitment Liability. As additional consideration for ExxonMobil’s investment, we also granted ExxonMobil Renewables additional warrants (the “GCEH Tranche II Warrants”) to purchase up to 6.5 million shares of common stock at an exercise price per share of $3.75 until February 22, 2028, and a warrant to acquire 33% (19,701,493 shares) of our SusOils subsidiary for $33 million ($1.675 per share) until February 22, 2027 (“SusOil Warrants”). Each of the GCEH Warrants, GCEH Tranche II Warrants and SusOil Warrants may be exercised for cash or by means of cashless exercise, however the GCEH Tranche II Warrants cannot be exercised until the earlier of (i) the date on which ExxonMobil extends the term of the five-year Offtake Agreement (as described below) that we entered into with ExxonMobil effective April 10, 2019 (as amended), or (ii) a change of control, sale, or the dissolution of the Company. Under the Certificate of Designations of the Series C Preferred, the holders of the Series C Preferred are entitled to receive dividends at a rate of 15%, compounded quarterly provided that, until March 31, 2024, we may elect not to pay some or all of the accrued dividends in cash, in which case the unpaid dividends shall accrue and be added to the original issuance price of the shares of Series C Preferred. The shares of Series C Preferred have no voting rights, except as required by law or with respect to certain protective provisions in the Certificate of Designations. For such time as ExxonMobil holds any shares of Series C Preferred, ExxonMobil will have the right, exercisable at its option, to appoint two directors to GCEH’s Board of Directors. If the Series C Preferred shares have not been redeemed prior to the fifth anniversary of issuance, or upon an event of default under the Certificate of Designations, ExxonMobil will have the right to appoint a majority of the Board of Directors. The Certificate of Designations provides that we will have the right, at any time, to redeem/repurchase the outstanding shares of Series C Preferred (in increments of no less than $25 million), for an amount equal to the Corporate Redemption Price (as defined in the Certificate of Designations) at any time the Series C Preferred is outstanding. The Certificate of Designations of the Series C Preferred Stock provides for mandatory redemption upon a Change of Control or Event of Default (as defined therein) and are not convertible into shares of our common stock. GCEH may redeem the Series C Preferred Stock at any time within the first two years at 1.85 times, and the next three years at 2.0 times, the amount of the investment (including any accrued unpaid dividends).  Certain terms have been amended as of August 5, 2022 and additional warrants were issued - see Note L - Subsequent Events.

Sales Agreements

In April
2019, the Company entered into a binding Product Offtake Agreement (the “Offtake Agreement”) with ExxonMobil pursuant to which ExxonMobil has committed to purchase 2.5 million barrels per year of renewable diesel annually (the “Committed Volume”) from the Bakersfield Renewable Fuels Refinery (including the Renewable Identification Numbers (“RINs”) allocated to such quantities of renewable diesel), and the Company has committed to sell these quantities of renewable diesel to ExxonMobil. ExxonMobil’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Renewable Fuels Refinery commences commercial operations (“Start Date”). ExxonMobil has the option to extend the initial five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Renewable Fuels Refinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Renewable Fuels Refinery’s operations or the Start Date has not occurred by the date s
et forth in the
O
fftake Agreement

for reasons other than force majeure.

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

See Note L - Subsequent Events for amended terms to the sales agreements with ExxonMobil.

Under both agreements, we retain 100% of the co-products, which include renewable propane, renewable naphtha and renewable butane. In February 2022, our BKRF subsidiary entered into an agreement with AmeriGas Propane (“Amerigas”), a subsidiary of UGI Corporation, whereby Amerigas will purchase the renewable propane produced at the Bakersfield Renewable Fuels Refinery up to a certain maximum volume amount, with an option then to acquire any volume in excess of such amount. The first twelve months of renewable propane to be delivered is estimated to be approximately 13 million gallons. The agreement has an initial term of three years, subject to an evergreen provision on an annual basis unless affirmatively terminated by either Party at the end of the initial 3-year term or any subsequent annual extension. The Company is also pursuing sales contracts for renewable naphtha and renewable butane.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash

In accordance with the Company’s credit facilities, the Company is required to advance the calculated interest expense on its borrowings at the time of such borrowings to the estimated commercial operational date of the Bakersfield Renewable Fuels Refinery. This interest is deposited into a designated account and the appropriate amount is paid to the lenders at the end of each quarter. Additionally, the construction funds are deposited into their own designated account and deposited from that designated account into a BKRF account only upon approval by the lenders to pay for specific construction, facility, and related costs. These two accounts are restricted and not directly accessible by the Company for general use, although these funds are assets of the Company. The Company estimates how much of this cash is likely to be capitalized into the Bakersfield Renewable Fuels Refinery project in the form of a long-term asset, and classifies this amount as long-term. The Company makes this determination based on its budget, recent and near-term invoicing, and internal projections.

Cash and Cash Equivalents; Concentration of Credit Risk

The Company considers all highly liquid debt instruments maturing in six months or less to be cash and cash equivalents. The Company maintains cash and cash equivalents at high quality financial institutions. However, deposits exceed the federally insured limits. At June 30, 2022, the Company had approximately $7.5 million in uninsured cash.

Foreign Currency Translation

Our Spanish subsidiary uses the Euro as its functional currency. Assets and liabilities are translated using exchange rates at the balance sheet dates, and revenues and expenses are translated at weighted average rates. Adjustments from the translation process are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). During the three months ended June 30, 2022 the Company recognized income of $17 thousand and had no comparable foreign translation income or loss for the three months June 30, 2021. During the six months ended June 30, 2022 the Company recognized income of $14 thousand and no comparable foreign translation income or loss adjustments in the six months ended June 30, 2021

Inventories

Inventories currently consist of Camelina seeds, grain, meal, and oil. Inventories are valued at the lower of cost or net realizable value. Cost is determined based on standard cost. On March 31, 2022 the Company recognized a loss in the amount of $319 thousand due to inventories being adjusted to the lower of cost or net realizable value. There were no lower of cost or net realizable value adjustments made to the inventory values reported as of June 30, 2022 and December 31, 2021.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of office equipment and transportation equipment are computed using the straight-line method over estimated useful lives of 3 to 5 years. Refinery assets and buildings are depreciated using the straight-line method over estimated useful lives of 5 to 25 years. However, the refinery will not begin to be depreciated until its retrofitting has been completed and it is ready for operations. Normal maintenance and repair items are charged to operating costs and are expensed as incurred. The cost and accumulated depreciation of property, plant and equipment sold or otherwise retired are removed from the accounts and any gain or loss on disposition is reflected in the statements of operations. Interest on borrowings related to the retrofitting of the Bakersfield Renewable Fuels Refinery is being capitalized, which will continue until the refinery is placed in service. During the three months ended June 30, 2022 and June 30, 2021, interest of $11.0 million and $6.9 million, respectively, was capitalized and is included in property, plant and equipment, net. During the six months ended June 30, 2022 and June 30, 2021, interest of $21.8 million and $11.6 million, respectively, was capitalized and is included in property, plant and equipment, net, for a total of $62.1 million of capitalized interest for the project.

Long-lived Assets

In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three and six months ended June 30, 2022 and 2021, there were no impairment losses recognized on long-lived assets.

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

Debt Issuance Costs

Debt issuance costs primarily relate to financing to fund the costs of retrofitting the Bakersfield Renewable Fuels Refinery and are amortized over the term of the loan as interest under the effective interest method; however, as such interest primarily relates to retrofitting of the Bakersfield Renewable Fuels Refinery, these costs are being capitalized as part of the refinery until it is placed in service. The amortization of the debt issuance costs that are not capitalized are recorded as interest expense. At June 30, 2022 and December 31, 2021, unamortized debt issuance costs related to the Senior Credit Facility and Bridge Loan (see Note F) are classified as a direct deduction from the carrying amount of each credit facility; however, at December 31, 2021 unamortized debt issuance costs related to the Mezzanine Credit Facility (as defined below) are presented on the balance sheet as an asset as there had not been any borrowings on the Mezzanine Credit Facility. Effective as of February 23, 2022, the Mezzanine Credit Facility was assigned to and fully funded by GCEH, and as a result, the unamortized debt issuance costs of $3.9 million related to the Mezzanine Credit Facility was recorded as a loss on debt extinguishment in the six months ended June 30, 2022. During the three months ended June 30, 2022 and June 30, 2021 there were no losses on debt extinguishment. During the six months ended June 30, 2021 there were no
losses on debt extinguishment. See Note F - Debt for more detail on the financing.

Accrued Liabilities

As of June 30, 2022 and December 31, 2021, accrued liabilities consists of:

	As of June 30, 2022	As of December 31, 2021
Accrued compensation and related liabilities	$4,784,591	$3,818,701
Accrued interest payable	2,000,000	1,857,343
Accrued construction costs	31,873,332	27,045,738
Other accrued liabilities	4,225,034	3,677,671
Current portion of asset retirement obligations	3,268,660	2,530,000
Current portion of environmental liabilities	3,779,031	1,339,550
	$49,930,648	$40,269,003

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

The following table provides a reconciliation of the changes in asset retirement obligations for the six months ended June 30, 2022 and the year ended December 31, 2021.

	Six months ended June 30, 2022	Year ended December 31, 2021
Asset retirement obligations - beginning of period	$20,191,429	$21,478,977
Disbursements	(175,469)	(2,265,557)
Accretion	458,090	978,009
Asset retirement obligations - end of period	$20,474,050	$20,191,429

The amounts shown as of June 30, 2022 and December 31, 2021 include $3.3 million and $2.5 million, respectively, which have been classified as current liabilities and included in accrued liabilities and $17.2 million and $17.7 million which have been classified as long term liabilities as of June 30, 2022 and December 31, 2021, respectively.

Advances to Contractors

Upon the acquisition of the Bakersfield Biorefinery, the Company advanced $20.1 million to its primary construction contractor for invoices to be billed against the Guaranteed Maximum Price for the Engineering, Procurement and Construction (“EPC”) of the Bakersfield Renewable Fuels Project contract (“G-Max Contract”). These funds are credited against future invoices in accordance with an agreed schedule. In May 2021 we replaced our former contractor and entered into a new G-Max Contract with a new contractor. As of June 30, 2021, the $20.1 million advanced to the initial primary construction contractor has been reduced to zero and a new advance has been made to the new primary construction contractor in the amount of $17.8 million. The amount of $17.8 million has been fully utilized against progress billings as of June 30, 2022, resulting in $0.0 reflected as advances to contractor. As of December 31, 2021 advances to contractor were $10.0 million.

Income Taxes

The Company utilizes the liability method of accounting fo
r
 income taxes. Under th
e
 liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of general and administrative expense. The Company has recorded a 100% valuation allowance against the deferred tax assets as of June 30
, 2022
and December 31
, 2021
.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue From Contracts With Customers, using the following five-step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. The Company recognized in the three months ended June 30, 2022 and June 30, 2021 $0.8 million and $0.1 million in revenue, respectively. The Company recognized in the six months ended June 30, 2022 and June 30, 2021 $1.2 million and $0.2 million in revenue, respectively. The Company is engaged in contracting with farmers to grow camelina grain that will be processed into oil for use in Bakersfield Biorefinery. The Company recognizes revenues
 upon the sale of its patented camelina seed to the farmers and also for the crushed camelina meal that it plans to sell to third party livestock and poultry operators. Based upon the Company’s Product Offtake Agreement (see Note B - Liquidity), the Company expects to recognize revenue from the sale of renewable diesel upon the start-up of the Bakersfield Renewable Fuels Refinery.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Research and Development

Research and development costs are charged to operating expenses when incurred, which were nominal for the three months and six months ended June 30, 2022 and June 30, 2021.

Fair Value Measurements and Fair Value of Financial Instruments

As of June 30, 2022 and December 31, 2021,
the carrying amounts of the Company's financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash, cash equivalents, and restricted cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair value due to their short-term nature. As of June 30, 2022 and December 31, 2021, the carrying amounts of the Company's financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including the convertible note payable to the executive officer approximate their fair value due to the recent amendments that reflect current market conditions. The Class B Units, issued by BKRF HCB, LLC, are reported at fair value. Additionally, as further described below, the Company recognized a liability for a warrant commitment to its Senior Lenders at December
31, 2021 as part of a debt modification included in its executed Amendment No. 6 to its Senior Credit Facility, which is reported at fair value. The Senior Credit Facility is a long-term fixed rate debt instrument which has a carrying amount that is approximately at fair value based on a comparison of recently completed market transactions.

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

On December 20, 2021, the Company executed Amendment No. 6 to the Senior Credit Facility whereby the Company agreed to issue warrants covering 5,017,008 shares of common stock of GCEH at an exercise price to be determined based on a market pricing mechanism, which was $2.25 per share, upon the completion of the Series C Preferred Stock financing (“Series C Financing”) for a term of five years from that date (the “Warrant Commitment Liability”) (See Note B). The Warrant Commitment Liability was in consideration for (i) the 1%, or $4.1 million, consent premium payable from an earlier amendment to the Senior and Mezzanine Credit Facilities, (ii) the Bridge Loan, and (iii) as additional creditor fees for forbearance to the Senior Lenders and Mezzanine Lenders. Such creditor fees were recorded as additional debt discount.
The Company recognized a Warrant Commitment Liability as a freestanding instrument that is classified as a liability under ASC 480, “
Distinguishing Liabilities From Equity”
, as the commitment to issue the warrants represents a variable share settlement where the warrants to be issued to the Senior Lenders vary based on occurrence of the February 23, 2022 issuance of Series C Preferred and GCEH Warrants (see Note B).
This Warrant Commitment Liability was initially recognized at fair value and was measured at fair value at each reporting date until it was settled with changes in fair value recognized in earnings in other income (expense). This Warrant Commitment Liability was settled on February 23, 2022 as part of the issuance of the Company’s warrants for

5,017,008 shares of common stock of GCEH to the Senior Lenders.

The following is the recorded fair value of the Class B Units as of June 30, 2022:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$8,520,914	$8,520,914	$-	$-	$8,520,914

The following is the recorded fair value of the Class B Units and the Warrant Commitment Liability as of December 31, 2021:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$21,628,689	$21,628,689	$-	$-	$21,628,689
Warrant Commitment Liability	19,215,140	19,215,140	-	-	19,215,140

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following presents changes in the Class B Units for the three and six months ending June 30, 2022:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Beginning Balance	$22,600,279	$21,628,689
New unit issuances	-	-
Change in fair value recognized in earnings	(14,079,365)	(13,107,775)
Ending Balance	$8,520,914	$8,520,914

The following presents changes in the Warrant Commitment Liability for the three and six months ending June 30, 2022:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Beginning Balance	$-	$19,215,140
Change in fair value recognized in earnings	-	(4,515,307)
Settled with issuance of warrants	-	(14,699,833)
Ending Balance	$-	$-

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include (a) valuation of common stock, warrants, and stock options, (b) estimated useful lives of equipment and intangible assets, (c) the estimated costs to remediate or clean-up the refinery site, and the inflation rate, credit-adjusted risk-free rate and timing of payments to calculate the asset retirement obligations, (d) the estimated costs to remediate or clean-up identified environmental liabilities, (e) the estimated future cash flows, which are adjusted for current market conditions and various operational revisions, and the various metrics required to establish a reasonable estimate of the value of the Class B Units and the Warrant Commitment Liability issued to the Company’s lenders under the Senior Credit Facility, and (f) the fair value of the consideration for acquisitions and the fair value of the assets acquired and liabilities assumed.  It is reasonably possible that the significant estimates used will change within the next year.

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

The following table presents instruments that were potentially dilutive for the three months and six months ended June 30, 2022 and June 30, 2021 that were excluded from diluted earnings per share as they would have been anti-dilutive:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Convertible notes and accrued interest	7,616,305	7,399,261
Convertible preferred stock - Series B	-	-
Stock options and warrants	45,980,038	20,229,152

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Based Compensation

The Company recognizes compensation expense fo
r
 stock-based awards expected to vest on a straight-line basis ove
r
 the requisite service period of the award based on their grant date fair value. However, in the case of awards with accelerated vesting, the amount of compensation expense recognized at any date will be based upon the portion of the award that is vested at that date. The Company estimates the fair value of service-based stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. The Company issu ed 600,000
of equity incentive options to an employee during the three months ended June 30, 2022. As these market-based options vest after the Company's common stock price has achieved a specified price per share as compared to the service-based stock options previously described that vest over the requisite service period, these options were valued and estimated using a Monte-Carlo simulation under a risk-neutral framework and the fair value was determined to be equal to the average value over 100,000 model iterations. Forfeitures are accounted for as incurred.
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

Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. Where applicable, the notes to these condensed consolidated financial statements have been updated to discuss all significant subsequent events which have occurred. See Note L for a description of events occurring subsequent to June 30, 2022 not included elsewhere in these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D – PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Land	$7,855,872	$7,855,872
Office equipment	1,998,592	1,980,160
Buildings	5,610,972	5,486,575
Refinery and industrial equipment	87,359,963	87,072,163
Transportation equipment	468,587	421,302
Construction in process	332,482,936	211,152,337
Construction period interest	62,051,750	40,245,159
Total cost	$497,828,672	$354,213,568
Less accumulated depreciation	(1,154,169)	(360,637)
Property, plant and equipment, net	$496,674,503	$353,852,931

Depreciation expense for property and equipment was approximately $586,000 and $28,000 for the three months ended June 30, 2022 and June 30, 2021, respectively and $794,000 and $54,000 for the six months ended June 30, 2022 and June 30, 2021, respectively.

NOTE E - INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets as of June 30, 2022 and December 31, 2021 are shown in the following table:

		June 30, 2022		December 31, 2021
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets
Trade name	-	$90,000	$-	$90,000	$-
Definite Lived Intangible Assets
Patent licenses	5 years	8,212,587	3,323,611	8,188,315	2,831,088
Developed seed variant technology	24 years	5,679,500	119,534	5,679,500	-
Refinery permits	13 years	1,921,082	339,849	1,921,082	275,813
Total		$15,903,169	$3,782,994	$15,878,897	$3,106,901

Amortization expense for intangible assets were approximately $338,000 and $110,000 for the three months ended June 30, 2022 and June 30, 2021, respectively. Amortization expense for intangible assets were approximately $676,000 and $305,000 for the six months ended June 30, 2022 and June 30, 2021, respectively.

The estimated intangible asset amortization expense for 2022 through 2026 and thereafter is as follows:

Estimated Amortization Expense
June 30, 2022 through December 31, 2022	$676,746
2023	1,094,402
2024	965,204
2025	864,059
2026	848,773
Thereafter	7,670,991
Total	$12,120,175

Goodwill as of June 30, 2022 is shown in the following table:

June 30, 2022
Balance as of December 31, 2021	$8,777,440
Adjustments to CCE Acquisition (See Note J)	1,623,456
Balance as of June 30, 2022	$10,400,896

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE F – DEBT

The
table below summarizes our notes payable and long-term debt at June 30, 2022 and at December 31, 2021:

	June 30, 2022	December 31, 2021

Senior credit facility	$351,546,124	$345,440,278
Bridge loan	-	12,049,763
Fixed payment obligation	22,785,000	20,250,000
Finance lease obligation	4,351,752	4,462,938
Other notes	3,283,718	3,478,931
Subtotal	381,966,594	385,681,910

Less: current portion of long-term debt	(23,473,742)	(35,223,402)
Less: unamortized debt discount and issuance costs	(29,064,526)	(29,227,266)
Subtotal	329,428,326	321,231,242

Convertible note payable to executive officer	1,000,000	1,000,000

Total	$330,428,326	$322,231,242

Senior Credit Facility and Bridge Loan:

On May 4, 2020, BKRF OCB, LLC, a wholly-owned subsidiary of GCEH, entered into the Senior Credit Facility with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to provide a $300.0 million senior secured term loan facility to BKRF OCB to pay the costs of retooling the Bakersfield Renewable Fuels Refinery. Through various amendments excluding Amendment No. 9 (see Note L), the commitments under the Senior Credit Facility have subsequently been increased to

$337.6 million.  As of June 30, 2022, we have borrowed the full $337.6 million available under the Senior Credit Facility. Outstanding term loans under the Senior Credit Facility bear interest at the rate of 12.5% per annum, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest, such deferred interest being added to principal
, which is $13.9 million for a total outstanding amount of $351.5 million as of June 30, 2022
. The principal of the senior loans matures in November 2026, provided that BKRF OCB, LLC must offer to prepay the senior loans with any proceeds of such asset dispositions, borrowings other than permitted borrowings, proceeds from damage or losses at the refinery, and excess net cash flow. BKRF OCB, LLC may also prepay the senior loan in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, the Senior Lenders are issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, as the Company draws on the Senior Credit Facility. The fair value of the Class B Units are initially recognized at fair value and subsequently re-measured at fair value each reporting period with changes recognized in earnings.  The Class B Units are discussed further below.

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

On December 20, 2021, Amendment No. 6 to Senior Credit Facility was made effective, which, among other things, increased the amount of funding available under the Senior Credit Facility by $20.0 million to $337.6 million and to provide a new Bridge Loan facility in an aggregate principal amount of $20.0 million. The Bridge Loan bore interest at the rate of 12.5% per annum and had a stated maturity date of January 31, 2022. The Bridge Loan was paid in full on February 23, 2022 in connection with the Series C Financing. In connection with Amendment No. 6 to the Senior Credit Facility, GCEH committed to the Senior Lenders to issue warrants covering 5,017,008 shares of common stock of GCEH at an exercise price to be determined based on a market pricing mechanism upon the completion of the Series C Financing for a term of five years from that date. These warrants were issued on February 23, 2022 in connection with the consummation of the Series C Financing, and were issued in consideration for (i) the Consent Premium payable from an earlier amendment to the Senior and Mezzanine Credit Facilities, (ii) the Bridge Loan, and (iii) as additional creditor fees for forbearance to the Senior Lenders and Mezzanine Lenders.

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

Effective as of February 23, 2022, the Senior Credit Facility was further amended to permit the Loan Parties to defer up to 3.50% per annum of the interest until the earlier of September 30, 2022 or the final completion of the retooling of the Bakersfield Renewable Fuels Refinery, with all deferred interest being added to principal. In addition, effective as of February 23, 2022, the parties agreed to various amendments to the representations and warranties, affirmative and negative covenants and events of default in the senior loan facility, including (i) the Company’s loan subsidiaries may enter into working capital facilities in an amount of up to $125 million without the Senior Lenders’ consent, and the Company agreed to use its commercially reasonable efforts to enter into a permitted working capital facility on or before June 30, 2022; (ii) the retooling of the Bakersfield Renewable Fuels Refinery must be substantially complete by August 31, 2022 (subject to extension for up to 90 days as described above); and (iii) the final completion of the retooling of the Bakersfield Renewable Fuels Refinery must be achieved by January 31, 2023. Certain terms were revised as of August 5, 2022 - see Note L - Subsequent Events.

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

Fixed
Payment Obligation

As described in Note C, under “Fair Value Measurements and Fair Value of Financial Instruments”, the Company amended a derivative forward contract during the quarter ended March 31, 2020, with the counterparty. The amendment terminated the derivative forward contract and replaced it with a fixed payment obligation. Under the terms of the fixed payment obligation, the Company agreed to pay the counterparty a total of $23.1 million, which included a payment of $5.5 million in April 2020, and six equal installment payments in 2022 totaling $17.6 million. Under the subsequent revised terms of the fixed payment obligation in April 2020, the Company agreed to pay the counterparty a total of $24.8 million, which included a payment of $4.5 million in June 2020 (which was paid), and six equal monthly installment payments beginning in May 2022 for a total of $20.3 million. For financial reporting purposes, the fixed payment obligation has been recorded at the present value of future payments, using a discount rate of 14.8%. Effective May 11, 2022, the Company agreed with the counterparty to amend the payment structure whereby the Company will begin making payments beginning one month after the Bakersfield Renewable Fuels Refinery begins operations and generates revenues, but no later than January 2023. The total amount of payments has been increased to $22.8 million and will start at $1.5 million in the first month and escalate monthly to approximately $6.2 million at the sixth month which will be the final payment.

Other Notes Payable

Included in “Other notes”
 as of June 30, 2022, in the above table, is a note, that is due upon demand related to the Company’s business activities prior to 2019, in the principal amount of $1.3 million and an interest rate of 18% per annum. Also included in
”Other notes”
above, is a note payable that was used to finance the Company’s insurance policies. Upon the acquisition of the Bakersfield Renewable Fuels Refinery in May 2020, the Company purchased numerous insurance contracts to cover its corporate, ownership and construction risks primarily to provide financial protection against various risks and to satisfy certain lender requirements. The Company paid 35% of the total premiums and financed the balance at 3.8% annual interest rate. The Company was obligated to make seventeen equal monthly payments totaling approximately $4.5 million beginning in July 2020, which have now been fully paid. The insurance policies cover various periods from 12 to 60 months beginning in May 2020. In May 2022, the Company entered into new insurance policies to replace the policies that were expiring. The Company has financed several policies at finance rates of 4.9% to 5.15% and at various percentages of down payments with payments of varying monthly lengths.  The Company expects that it will continue to finance certain policy premiums.

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
The PPP Loan, which is included in "Other notes" above,  was to mature on March 29, 2026, five years from the commencement date and bore interest at a rate of 1% per annum.  In December 2021, the Company submitted an application for forgiveness of the entire

$0.6 million due on the PPP Loan and as of June 30, 2022 is awaiting a response from the PPP lender.

Convertible Note Payable to Executive Officer

On
October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrued unpaid salary and bonus for two years. In  order to evidence the deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note accrues simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%) and became due and payable on October 15, 2020, its maturity date. Under its existing credit agreements, the Company is restricted from repaying Mr. Palmer’s loan and, accordingly, was in default under the Convertible Note. The Company accrued interest expense of $50,000 on this note in the year ended December 31, 2021. The Company had recorded accrued interest payable of approximately $180,000 and $160,000 as of June 30, 2022 and December 31, 2021 respectively. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of the Company’s common stock at an exercise price of $0.154 per share. On February 23, 2022, the Company amended Mr. Palmer's note to extend the term to the later of February 23, 2024 or upon the redemption of the Series C Preferred shares. The convertible note will bear interest at 5% per annum beginning as of February 23, 2022 and the total number of shares that the note can be converted into is a maximum of 7,616,305.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Convertible Notes Payable

The Company had several notes that were convertible into shares of the Company or the Company’s subsidiaries at different prices: ranging from $0.30 per share into the Company’s stock and up to $1.48 per share into SusOils’s common stock. These notes have passed their original maturity date and they continue to accrue interest at varying rates, from 8% to 10%. On March 26, 2021, we issued 1,586,786 shares of the Company’s common stock to the holder of a convertible promissory note upon the conversion of the entire outstanding balance, principal and accrued interest, for that note. During June 2021, the Company paid the remaining notes and the accrued interest either by an agreed cash settlement or through the issuance of common shares at an agreed price of $5.75 per share. As of June 30, 2022, there are no remaining convertible notes payable to third parties.

The following table summarizes the minimum required payments of notes payable and long-term debt as of June 30, 2022:

Year	Required Minimum Payments
2022	$3,505,660
2023	23,015,188
2024	1,237,094
2025	244,207
2026	354,964,445
Thereafter	-
Total	$382,966,594

Class
B Units

As described above, the Company has issued 337.6 million Class B Units of its subsidiary, BKRF OCB, LLC to its Senior Lenders as of June 30, 2022. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units, and after the distributions reach a certain limit the units will no longer require further distributions and will be considered fully redeemed. The Class B unit holders may receive a portion of the distributable cash, as defined under the Senior Credit Facility, available to BKRF HCB, LLC, but generally only up to 25% of the available cash after the required interest and principal payments, operating expenses and ongoing capital requirements have been paid. Such payments commence once the Bakersfield Renewable Fuels Refinery begins operations and will continue through the later of five years after operations of the refinery begins or until the cumulative distributions reach a certain threshold defined in the operating agreement of BKRF HCB, LLC. The aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the Senior Lenders cannot exceed two times the amount of the borrowings under the Senior Credit Facility, or approximately $675.2 million.  The aggregate fair value of such units on the date of their issuances totaled approximately $13.5 million which were recorded as debt discount. The aggregate fair value of the earned units as of June 30, 2022 and December 31, 2021 was approximately $8.5 million and $21.6 million, respectively. It is expected that the fair value will fluctuate depending on market inputs that impact the projected distributable cash. The fair value is largely based on the present value of the expected distributions that will be made to the Class B Unit holders, which consider various risk factors, including a market risk premium, project size, projected volumes and pricing, the continuation of the Blenders Tax Credit, the uniqueness and age of the refinery, the volatility of the feedstock and refinery inputs, operational costs, environmental costs and compliance, effective tax rates, illiquidity of the units, and the timing of the cash flows to the unit holders. The value assumes the completion of the refinery at year end 2022, annual volatility of 77.4% and a risk free rate of 2.98%. The value was derived by utilizing a Monte Carlo Simulation and taking the average over 100,000 iterations.

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

NOTE G - STOCKHOLDERS’ EQUITY

Common stock

During the three and six months ended June 30, 2022, the Company issued 100,000 and 310,500 shares of its common stock, respectively, upon the exercise of stock options. These option exercises consisted of 50,000, 160,000 and
100,500 shares issued to a member of the board of directors, consultants and employees, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On April 21, 2022 and May 15, 2022, the Company issued 50,000 shares each of its common stock upon the exercise of stock options by two executive officers.

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

Series C Preferred Stock

On February 23, 2022, the Company completed a private placement of an aggregate of 145,000 preferred shares (125,000 and 20,000 shares to ExxonMobil Renewables, an affiliate of ExxonMobil, and the Senior Lenders, respectively) of Series C Preferred Stock and warrants exercisable to purchase an aggregate of 18,547,731 (5,017,008 issued to settle the Warrant Commitment Liability to the Senior Lenders - see Note B) shares of our common stock at an exercise price of $2.25 per share to ExxonMobil Renewables, and 11 other institutional investors (all of whom are also lenders under our existing Senior Credit Facility) respectively, for an aggregate purchase price of $145 million and the settlement of the Warrant Commitment Liability (see Note B). A
s a result of the difference between the $20 million received by the Company from the Senior Lenders for the purchase of the Series C Preferred Stock and the fair value of the Series C Preferred Stock, the Company recorded a $9.9 million deemed contribution from the Senior Lenders to Additional paid-in capital.

For the three months and six months ended June 30, 2022, we did not declare or pay distributions to the holders of the Series C Preferred Stock. Included in the carrying value of the Series C preferred Stock as of June 30, 2022 was the amount of the cumulative, undeclared, unpaid dividends of $7.6 million, along with the accretion of $1.9 million for a total $9.5 million, which was recorded as a reduction to Additional Paid-in Capital for the six months ended June 30, 2022.

NOTE H – STOCK OPTIONS AND WARRANTS

2020
Equity Incentive Plan

In April 2020, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) wherein 2,000,000 shares of the Company’s common stock were reserved for issuance thereunder. Options and awards granted to new or existing officers, directors, employees, and non-employees vest ratably over a period as individually approved by the Board of Directors generally over three years, but not in all cases. The 2020 Plan provides for a three-month exercise period of vested options upon termination of service. The exercise price of options granted under the 2020 Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2020 Plan have a maximum term of ten years for exercise and may be exercised with cash consideration or through a cashless exercise in which the holder forfeits a portion of the award in exchange for shares of common stock of the remaining portion of the award. On June 23, 2022, the Company’s shareholders approved an amendment to the 2020 Plan to increase the number of shares authorized for issuance from 2,000,000 to 7,000,000. As of June 30, 2022, there were 3,704,315 shares available for future option grants under the 2020 Plan.

During the six months ended June 30, 2022, the Company granted stock options for the purchase of a total of 1,688,728 shares of Common Stock under the 2020 Plan, of which 1,588,728 were to employees and 100,000 were to directors. Included in the amount to employees is an option that was granted to the Company’s President of 1,200,000 shares of Common Stock under the Company’s 2020 Equity Incentive Plan. The option has a five-year term, and an exercise price of $3.60 per share. The foregoing option will vest as follows: (A) 50% in three equal tranches of 200,000 after GCEH’s common stock price has achieved and maintained (i) $10.00 per share for 45 consecutive trading days for tranche one; (ii) after tranche one has vested, $15.00 per share for 45 consecutive trading days for tranche two; and (iii) after tranche two has vested, $20.00 per share for 45 consecutive trading days, for tranche three; and (B) 50% will vest in equal quarterly installments on the last day of each of the next 12 quarters beginning on June 30, 2022.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended June 30, 2022 and June 30, 2021, the Company recognized stock compensation expenses related to stock option awards of $496,000 and $154,000, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company recognized stock compensation expenses related to stock option awards of $808,000 and $256,000, respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2022, there was approximately $975,000 of unrecognized compensation cost related to service-based
option awards that will be recognized over the remaining service period of approximately 1.8 years
, and there was approximately $1.2 million of unrecognized compensation cost related to market-based stock option awards that will be recognized over the remaining derived service period of 4.8 years.

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

A summary of the option award activity in 2022 and awards outstanding at June 30, 2022 (includes 50,000, 17,845,714 and 3,016,753 options under the 2010 Equity Incentive Plan, the non-plan and the 2020 Plan, respectively) is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	19,230,214	$0.16	2.81	$30,044,649

Granted	543,240	5.58		-
Exercised	(112,432)	0.04		616,314
Forfeited	(109,878)	5.63		-
Expired	(3,624)	4.76		-

Outstanding at December 31, 2021	19,547,520	$0.36	2.11	$87,636,744

Vested and exercisable at December 31, 2021	18,743,542	$0.25	2.04	$85,801,930

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	19,547,520	$0.36	2.11	$87,636,744.00

Granted	1,688,728	3.76		-
Exercised	(320,916)	0.41		1,202,500
Forfeited	(2,865)	4.21		-

Outstanding at June 30, 2022	20,912,467	$0.63	1.85	$43,341,114

Vested and exercisable at June 30, 2022	18,930,551	$0.31	1.57	$43,013,175

The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The following table illustrates the assumptions used in estimating the fair value of options granted during the six months ended June 30, 2022:

Expected Term (in Years)	3.8
Volatility	84.17%
Risk Free Rate	2.53%
Dividend Yield	0
Aggregate Grant Date Fair Value	$2.20

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of stock option grants with market based conditions for vesting is estimated on the grant date using a Monte-Carlo simulation under a risk-neutral framework and using the average value over 100,000 model iterations. The assumptions used in estimating the fair value of options granted during the six months ended June 30, 2022 was a volatility of 88.0% and a risk free rate of 2.8%.

Stock Purchase Warrants and Call Option

During the three months ended March 31, 2022, the Company issued five-year warrants to our Senior Lenders and investors in our Series C Preferred for an aggregate of 18,547,731 shares of our common stock at an exercise price of $2.25 per share until February 22, 2027. If these warrants are exercised, the Company will receive additional proceeds of $41.7 million. Separately the Company issued the GCEH Tranche II Warrant (which allows for the purchase of up to 6.5 million shares of our common stock at an exercise price of $3.75 per share until February 22, 2028) and a warrant to purchase 33% (19,701,493 shares) of our SusOils subsidiary for an exercise price of $1.675 per share until February 27, 2027. If these warrants are exercised for cash, the Company will receive an additional $24.4 million and $33 million, respectively. There were no warrants issued during the three months ended June 30, 2022.  See Note L - Subsequent Events for revision to certain terms.

During the year ended December 31, 2021, the Company issued warrants to investors that invested $3.1 million in a private transaction in April 2021 to purchase 19,840 shares of common stock. The warrants have an exercise price of $6.25 per share, a five-year term and are fully vested. If the warrants are exercised, the Company will receive additional proceeds of $124,000.

NOTE I – INCOME TAXES

The effective tax rate for the six months ended June 30, 2022 and 2021 is 0.4% and 0.0%, respectively.  The effective tax rate for the three months ended June 30, 2022 and 2021 is 0.1% and 0.0%, respectively.
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

During the three and six months ended June 30, 2022 and 2021, the Company did not record any material interest or penalties related to uncertain tax positions.

The Company files tax returns in the U.S. federal jurisdiction, and in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2018 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2017. The Company is currently not under audit by any jurisdictions.

NOTE J – ACQUISITIONS

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

In November 2021, the Company acquired Entira, Incorporated, an agriculture business and marketing consulting firm (“Entira”), to bolster SusOils’ camelina production strategy and the roll-out of its camelina development program. As consideration for the purchase of Entira, the Company issued a total of 407,150 unregistered shares of common stock, which were valued at $6.05 per share and assumed liabilities for a total purchase price of approximately $2.5 million. In addition, the Company issued 71,850 unregistered shares to certain employees as post acquisition compensation.  Entira had been engaged as a consulting firm to GCEH for over 10 years and had extensive knowledge of our camelina development program. The Company hired five people from Entira to join our team. Entira has been integrated into SusOils.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2021 the Company acquired Camelina Company Espana, S.L., a private limited company (“CCE”). Based in Madrid, Spain, CCE is Europe’s largest camelina crop innovator and seed producer. The Company acquired CCE for a total purchase price of €7.3 million (approximately $8.3 million USD at that time), which price was paid by the delivery of (i) €0.7 million ($0.8 million USD) in cash, (ii) €0.7 million ($0.8 million USD) in one-year, unsecured interest-free promissory notes, and (iii) 1,353,951 unregistered shares of our common stock, valued at $4.957 per share, or an aggregate of €5.9 million ($6.7 million USD). In addition, the Company issued 67,314 unregistered shares to certain employees as post acquisition compensation. CCE will lead our initiatives to expand our camelina operations into Europe and South America.

GCEH acquired goodwill in each of the acquisitions it completed in 2021 for a total of $10.3 million. This goodwill represents the acquired assembled workforce and synergies and none of this goodwill is deductible for tax purposes
.

The Company had no acquisitions during the six months ended June 30, 2022.

Below is a table that shows the fair value of assets acquired and liabilities assumed by the Company as a result of the 2021 transactions.
The purchase price allocation below for CCE is preliminary, as management is currently evaluating certain assumptions including working capital changes and tax impacts and may adjust the allocation in the subsequent period.

Assets	Agribody Technologies, Inc. as of April 15, 2021	Entira, Inc. as of November 17, 2021	Camelina Company Espana, S.L. as of December 29, 2021	Total of Acquisitions
Cash and cash equivalents	$263,755	$2,100	$151,188	$417,043
Accounts receivable	-	-	414,554	414,554
Prepaid expense and other current assets	-	-	1,094,894	1,094,894
Property, plant, and equipment	185,445	33,000	598,619	817,064
Patents	3,450,000	-	-	3,450,000
Developed seed variant technology	-	-	5,679,500	5,679,500
Trade name	90,000	-	-	90,000
Goodwill	2,345,569	2,858,930	5,196,397	10,400,896
Liabilities
Accounts payable and accrued liabilities	(344,277)	(300,000)	(2,714,142)	(3,358,419)
Long term liabilities	-	-	(619,293)	(619,293)
Deferred tax liabilities	(990,492)	(130,723)	(1,540,520)	(2,661,735)
Total fair value of net assets acquired	5,000,000	2,463,307	8,261,197	15,724,504
Less: Cash acquired	(263,755)	(2,100)	(151,188)	(417,043)
Total fair value of consideration transferred, net of cash acquired	$4,736,245	$2,461,207	$8,110,009	$15,307,461

During the six months ended June 30, 2022, we recorded adjustments to the preliminary fair value estimates of assets acquired and liabilities assumed for CCE as of the acquisition date as noted in the table below:

Assets	Preliminary	Adjustments	As adjusted
Cash and cash equivalents	$151,188	$-	$151,188
Accounts receivable	1,094,894	(680,340)	414,554
Prepaid expense and other current assets	1,094,894	-	1,094,894
Property, plant, and equipment	598,619	-	598,619
Patents	-	-	-
Developed seed variant technology	5,679,500	-	5,679,500
Trade name	-	-	-
Goodwill	3,572,941	1,623,456	5,196,397
Liabilities
Accounts payable and accrued liabilities	(1,687,947)	(1,026,195)	(2,714,142)
Long term liabilities	(619,293)	-	(619,293)
Deferred tax liabilities	(1,623,599)	83,079	(1,540,520)
Total fair value of net assets acquired	8,261,197	-	8,261,197
Less: Cash acquired	(151,188)	-	(151,188)
Total fair value of consideration transferred, net of cash acquired	$8,110,009	$-	$8,110,009

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

Environmental Remediation Liabilities

In connection with the acquisition, BKRF OCB, LLC agreed to undertake certain clean-up activities at the refinery and provide a guarantee for liabilities arising from the clean-up. The Company has assumed significant environmental and clean-up liabilities associated with the purchase of the Bakersfield refinery.

The Company recognizes its asset retirement obligation and environmental remediation liabilities and has estimated such liabilities as of its acquisition date. It is the Company’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental remediation liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 20 years, and up to 30 years if a longer period is believed reasonably necessary. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental remediation liabilities to their present value if payments are fixed and determinable. However, as the timing and amount of these costs were undeterminable as of June 30, 2022, these costs have not been discounted. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. At June 30, 2022, accrued environmental remediation liability costs totaled $20.6 million of which $3.8 million have been classified as current liabilities. At June 30, 2021, accrued environmental liabilities totaled $21.1 million of which $1.3 million have been classified as current liabilities.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet at June 30, 2022 and December 31, 2021:

Leases	Classification	As of June 30, 2022	As of December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$3,897,433	$481,027
Finance lease assets	Buildings, net of depreciation	3,189,395	3,433,005
Total lease assets		$7,086,828	$3,914,032

Liabilities
Current
Operating	Current portion of operating lease obligations	$768,076	$198,440
Finance	Notes payable including current portion of long-term debt	46,257	714,659
Non-current
Operating	Operating lease obligations, net of current portion	3,129,444	283,197
Finance	Long-term debt, net	3,595,291	2,831,284
Total lease liabilities		$7,539,068	$4,027,580

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the components of lease costs for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Operating lease cost	$65,054	$13,400	$125,917	$26,800
Finance lease cost
Amortization of leased assets	190,229	-	368,007	-
Interest on lease liabilities	47,222	-	93,853	-
Total lease costs	$302,505	$13,400	$587,777	$26,800

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Weighted average remaining lease term (in years)
Operating leases	2.8	2.2
Financing leases	4.3	4.8

Weighted average discount rate
Operating leases	4.58%	1.00%
Financing leases	4.25%	4.25%

The table below presents the maturity of the lease liabilities as of June 30, 2022:

	Operating leases	Finance Leases
2022	$119,176	$112,298
2023	1,442,002	230,188
2024	1,378,695	237,094
2025	1,232,556	244,207
2026	-	3,527,965
Thereafter	-	-
Total lease payments:	4,172,429	4,351,752
Less: present value discount	(274,909)	(710,204)
Total lease liabilities	$3,897,520	$3,641,548

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
, Case No. RG 20072242, alleging that GCEH Acquisitions breached a consulting agreement with it. Wood Warren alleged
damages of $1.2 million plus interest. The Company has agreed to settle the matter and such amount is not material to the financial statements.

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

COVID-19

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance is ongoing, and in 2020, 2021, and 2022 the Company continues to experience delays in certain products and materials, inflationary impacts and particularly labor force related issues. The Company has implemented strict protocols on its on-site workforce and continues to monitor the potential impacts to its business. The extent of the impact of the COVID-19 pandemic on the Company’s operations, cash flows, liquidity, and capital resources is highly uncertain, as information is evolving with respect to the duration and severity of the virus and its variants. However, based on its experience with the disease to date, the Company expects that the future impacts due to COVID-19 are not likely to be materially disruptive to its ongoing business.

GEO-POLITICAL UNCERTAINTY

The early 2022 invasion of Ukraine by Russia is creating multiple, and likely significant, supply issues, including the use and transport of energy.  Natural gas, crude oil, and certain raw materials pricing has increased significantly and are quite volatile, in addition to potential severe supply issues. We require certain feedstocks and energy inputs to be able to generate renewable diesel and other renewable products. The extent of the impact of this major geo-political event and its repercussions are unknown and could have a material impact on our operations, cash flows, liquidity and capital resources. However, once the Bakersfield Renewable Diesel Refinery is operational, we expect that most of the costs of our inputs into our products can be passed on to the buyers of our products.

NOTE L - SUBSEQUENT EVENTS

On August 5, 2022, certain subsidiaries of the Company entered into Amendment No. 9 to the senior secured term loan Credit Agreement to, among other things, increase the Tranche B Commitments thereunder by $60 million, extend the start date of the Bakersfield Renewable Fuels Refinery to

March 31, 2023, and implement certain other commercial arrangements as described therein.  Existing defaults and potential events of defaults under the Credit Agreement
, if any,
were also waived by the lenders in connection with the effectiveness of Amendment No. 9.  As payment of an amendment and upsize premium, the Company issued to the lenders warrants to purchase up to 7,468,929 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $2.25 per share.

In connection with the transactions contemplated by Amendment No. 9, the Company also entered into a transaction agreement (the “Transaction Agreement”) with ExxonMobil Renewables and ExxonMobil, pursuant to which, among other things, certain subsidiaries of the Company and EMOC entered into amendments to the Company’s Product Off-Take Agreement and Term Purchase Agreement in order to extend the initial terms thereof to

66
months, to increase certain committed volumes under the Product Off-Take Agreement from
105 million gallons per year (“MGPY”) to 135
MGPY, and to implement certain other commercial arrangements between the parties as described therein. Pursuant to the Transaction Agreement, the Company issued to ExxonMobil Renewables warrants to purchase up to
2,489,643 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $2.25 per share.
The Company also agreed to amend certain warrants previously issued to ExxonMobil Renewables on
February 23, 2022 to extend the exercise period thereof to December 23, 2028, and to reduce the exercise price of certain warrants to purchase 6.5 million shares of the Company’s common stock to $2.25 per share.  The Company also agreed to amend the warrant to purchase 33%
of the issued and
outstanding equity of Sustainable Oils, Inc. previously issued to ExxonMobil Renewables in order to reduce the exercise price to
$1 million in the aggregate.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Note Regarding Forward-Looking Statements,” and the risk factors included in our Annual Report, and other reports and filings made with the Securities and Exchange Commission (“SEC”).  Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Cautionary Note Regarding Forward-looking Statements

This report contains forward-looking statements that are subject to a number of known and unknown risks, uncertainties, and other important factors, many of which are beyond our control.  All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “could,” “intend,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,”, “project,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

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

Overview

Global Clean Energy Holdings, Inc. and its subsidiaries (collectively, herein the “Company,” “we,” “us,” or “our”) is a vertically integrated renewable fuels innovator, producing ultra-low carbon renewable fuels from patented nonfood camelina varieties. Our aim is to address the industry-wide renewable fuel feedstock transition away from food-based sources, while developing sustainable renewable fuels that accelerate the global push to reduce greenhouse gas emissions. Since 2013, our principal focus has been on the development of our proprietary varieties of camelina sativa
(camelina)
,
a fallow land rotation crop, as a biofuels feedstock. In 2020, we acquired a 510-acre crude oil refinery in Bakersfield, California, that we are converting into a dedicated renewable diesel refinery (the “Bakersfield Renewable Fuels Refinery”).

Bakersfield Renewable Fuels Refinery
.
Since the purchase of an oil refinery in Bakersfield in May of 2020, the Company has been focused on the retooling  and converting the oil refinery into a state-of-the-art renewable fuels refinery.  The Company’s long-term goal is to utilize 100% camelina oil as the feedstock for the renewable diesel and other fuels produced at the Bakersfield Renewable Fuels Refinery.  The  retooling of the Bakersfield Renewable Fuels Refinery is ongoing and the refinery is expected to commence operations in the fourth quarter of this year, but given the delays experienced to date with our lead contractor and other factors beyond our control, there can be no assurance that this will occur and operations may not commence until the first quarter of 2023.   The conversion of the refinery has been delayed primarily due to engineering, procurement and construction issues with our principal contractor, including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We also experienced inefficiencies and delays from contracted engineering firms and supply chain issues related to the general lack of personnel and specialty firms to perform required material fabrication.

If operations do not commence until the first quarter of 2023, then our initial revenues from the refinery will also be delayed until such time.
Through June 30, 2022, we have invested approximately $490 million in the acquisition and retooling of the renewable fuels refinery.

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

To supplement our efforts to improve our proprietary varieties of camelina, develop our North America grower network, and expand our operations internationally, we acquired three companies in 2021 - Agribody Technologies, Inc. on April 15, 2021, Entira, Inc. on November 17, 2021, and Camelina Company Espana, SPA on December 29, 2021. On a combined basis, these companies provide us with additional patents, know-how, experience and access to additional growth opportunities. We are integrating these newly acquired assets into our overall business strategy. One of our key strategies is to accelerate camelina grain production in North America and elsewhere.   Accordingly, we are currently pursuing identified camelina opportunities in South America where large scale grain and bean farming is prevalent.

Operational Outlook
. Our
transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Bakersfield Renewable Fuels Refinery. In order to ensure that we have a buyer for the renewable diesel produced at our renewable refinery, we have entered into the Offtake Agreement with ExxonMobil under which, pursuant to a recent amendment, ExxonMobil has agreed to purchase a minimum of 135 million gallons per year of renewable diesel from the Bakersfield Renewable Fuels Refinery for a period of 66 months following the date that the Bakersfield Renewable Fuels Refinery commences commercial operations. The price of the renewable diesel to be sold under the Offtake Agreement is based on a combination of a fixed price and a variable price. We have also entered into the Term Purchase Agreement with ExxonMobil under which ExxonMobil has the right to purchase the additional renewable diesel that is not sold to ExxonMobil under the Offtake Agreement. Until such time as the Bakersfield Renewable Fuels Refinery is fully operational and is producing renewable fuel products, we expect that we will need to raise additional debt or equity financing (See “Liquidity and Capital Resources” below).  There can be no assurances, however, that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company.

Once completed, the Bakersfield Renewable Fuels Refinery will be able to produce renewable diesel from various renewable feedstocks, such as camelina oil produced from our patented camelina varieties, soybean oil, used cooking oil, inedible animal fat, and other vegetable oils. We believe that one of our strategic advantages is that a significant portion of the feedstock expected to be used at our renewable refinery will ultimately
be camelina oil derived from the camelina grain produced for the Bakersfield Renewable Fuels Refinery using our patented camelina varieties. However, we anticipate that we will need additional funding for general corporate purposes, to grow our certified camelina seeds, to enter into agreements with farmers, and to otherwise ramp up the cultivation and production of camelina (See “Liquidity and Capital Resources” below). In addition, we will also have to purchase significant amounts of feedstock from which we will produce renewable diesel, which purchase price we may have to pay in advance. Our goal is to fund the foregoing feedstock purchase and production costs through a feedstock supply credit line we expect to obtain from one or more commercial financial institutions. Based on our current camelina production expectations and the projected costs of purchasing feedstock, we expect that we will need to obtain a line of credit for $100 million to $125 million. Any such line of credit is expected to be secured by the feedstock that we purchase and by the accounts receivables generated from our renewable diesel sales.

Critical Accounting Policies and Related Estimates

The critical accounting policies and related estimates used in the preparation of our unaudited condensed consolidated financial statements for the six months ended June 30, 2022 included new policies and related estimates for the Series C Preferred Stock, and warrant issuance as discussed below.  Other than these new policies and estimates, there have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our 2021 Annual Report.

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

Results of Operations

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Revenues.
Our Bakersfield Renewable Fuels Refinery is still in the construction phase and while we believe that the refinery will commence operations in the fourth quarter of this year, given the delays experienced to date with our lead contractor and other factors beyond our control, there can be no assurance that this will occur and operations may not commence until the first quarter of 2023.  If operations do not commence until the first quarter of 2023, then our initial revenues from the refinery will also be delayed until such time.
  Accordingly, we had no renewable fuel product revenues in the three months ended June 30, 2022. We started selling a limited amount of our certified camelina seeds to farmers for the production of camelina seed (seed used to produce our proprietary certified camelina) and/or camelina grain (grain to be used to produce renewable fuels at our Bakersfield Renewable Fuels Refinery), which sales and certain advisory fees generated revenues of $0.8 million in the three months ended June 30, 2022 compared to $0.1 million in the three months ended June 30, 2021.

General and Administrative Expenses and Facility Expenses
. General and administrative expenses consist of expenses relating to our corporate overhead functions and operations. The majority of our general and administrative expenses are incurred in the operations of the Bakersfield Renewable Fuels Refinery.  During the three month period ended June 30, 2022, our administrative expenses increased by $3.0 million from $7.3 million to $10.3 million as compared to the three month period ended June 30, 2021 due to higher personnel and transaction costs. Facility expenses primarily consist of maintenance costs at the Bakersfield Renewable Fuels Refinery and expenses normally related to the operations of a refinery. During the three month period ended June 30, 2022, our facility expenses increased by $0.3 million from $3.7 million to $4.0 million as compared to the three month period ended June 30, 2021 and was due primarily to an increase in utility expenses.

Other Income/Expense.
Other income was $15.1 million higher due primarily to the change in fair value of the Class B Units, which was driven primarily by market changes that impact the future cash projection eligible for distribution. The value of the Class B Units is expected to fluctuate based on various market conditions and refinery operational estimates and assumptions.

Interest Income/Expense.
During the three months ended June 30, 2022 and June 30, 2021, interest expense was $0.8 million and $0.7 million, respectively. We believe our interest expense will increase significantly in the future once the construction of our Bakersfield Renewable Refinery is completed. The construction period interest is capitalized as part of the cost of the refinery and therefore, does not impact our interest expense currently.

Net losses.
We incurred operating losses of $14.5 million and $11.2 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and a net loss of $2.4 million during the three months ended June 30, 2022, compared to a  $14.1 million net loss during the three months ended June 30, 2021. Our operating loss increased primarily as a result of the increase in activity related to our retooling of the Bakersfield Renewable Fuels Refinery. We expect to incur losses for the remainder of 2022 while our Bakersfield Renewable Fuels Refinery is under construction and, therefore, not operational.

                   Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

Revenues.
Our Bakersfield Renewable Fuels Refinery is still in the construction phase and operations are not expected to commence until the fourth quarter of this year, however, given the delays experienced to date with our lead contractor and other factors beyond our control, there can be no assurance that this will occur and operations may not commence until the first quarter of 2023.  If operations do not commence until the first quarter of 2023, then our initial revenues from the refinery will also be delayed.
  Accordingly, we had no renewable fuel product revenues in the six months ended June 30, 2022. We started selling a limited amount of our certified camelina seeds to farmers for the production of camelina seed (seed used to produce our proprietary certified camelina) and/or camelina grain (grain to be used to produce renewable fuels at our Bakersfield Renewable Fuels Refinery), which sales and certain advisory fees generated revenues of $1.2 million in the six months ended June 30, 2022 compared to $0.2 million in the six months ended June 30, 2021.

General and Administrative Expenses and Facility Expenses
. During the six month period ended June 30, 2022, our administrative expenses increased by $10.6 million from $11.0 million to $21.6 million as compared to the six month period ended June 30, 2021 due to increased activities, transaction costs and personnel at the Bakersfield Renewable Refinery and in our upstream businesses. During the six month period ended June 30, 2022, our facility expenses increased by $0.6 million from $6.6 million to $7.2 million as compared to the six month period ended June 30, 2021 due to higher utility costs and support for increased activity levels.

Other Income/Expense.
Other income was $15.5 million higher due primarily to the change in fair value of the Class B Units, which was driven primarily by market changes that impact the future cash projection eligible for distribution during the six months ended June 30, 2022. The value of the Class B Units is expected to fluctuate based on various market conditions and refinery operational estimates and assumptions. For the six months ended June 30, 2022, the Company incurred a loss of $4.0 million related to extinguishment of certain debt and benefited from a $4.5 million change in fair value of a warrant commitment liability - the Company had no comparable items in the six months ended June 30, 2021.

Interest Income/Expense.
During the six months ended June 30, 2022, interest expense increased by $0.8 million from $1.4 million to $2.2 million as compared to the six month period ended June 30, 2021 due to outstanding promissory notes and a bridge loan.

Net losses.
We incurred operating losses of $30.0 million and $17.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively, and a net loss of $19.6 million during the six months ended June 30, 2022 compared to a $22.3 million net loss for the six months ended June 30, 2021. Our operating loss increased primarily as a result of the increase in activity related to our retooling of the Bakersfield Renewable Fuels Refinery, higher utility and transaction costs and the expansion and related increased activities in our upstream business. We expect to incur losses for the remainder of 2022 while our Bakersfield Renewable Fuels Refinery is under construction and, therefore, not operational. While our operating loss was higher in the current period, our net loss was lower due to a lower valuation of the obligation related to the Class B Units.

Liquidity and Capital Resources

General
.  As of June 30, 2022 and December 31, 2021, we had approximately $8.6 million and $23.4 million of cash, respectively.  Of these amounts, $3.1 million and $20.5 million, respectively, is restricted and can only be spent on the Bakersfield Renewable Fuels Refinery.  Of the restricted amounts, $3.1 million and $12.5 million as of June 30, 2022 and December 31, 2021, respectively, is considered long-term and is expected to be capitalized into the Bakersfield Renewable Fuels Refinery project. On June 30, 2022 and December 31, 2021 we had negative working capital of $78.2 million and $81.7 million, respectively. This working capital does not consider the long-term restricted cash identified above. We believe that the Bakersfield Renewable Fuels Refinery will commence operations in the fourth quarter of this year, but given the delays experienced to date with our lead contractor and other factors beyond our control, there can be no assurance that this will occur and operations may not commence until the first quarter of 2023. If operations do not commence until the first quarter of 2023, then our initial revenues from the refinery will also be delayed until such time.

Our primary liquidity consists of cash on hand and available borrowings under our credit facilities, as described below.  Until such time that the Bakersfield Fuels Refinery is fully operational and is producing renewable fuels products, we expect that we will need to obtain additional debt or equity financing in order to fund operating expenses and our other financial obligations. There are no assurances that financing will be available with acceptable terms, if at all. As of August 5, 2022 we have secured an additional $60 million under our Senior Credit Facility and an additional $16 million allowed as paid in kind interest for the next two quarters of interest payments. While we believe that these funds should be adequate to complete the Bakersfield Renewable Fuels Refinery, there is no assurance that this will be the case due to contractor delays and numerous other factors beyond our control. Additionally, while the potential economic impact including inflation, supply chain delays, and increase in energy prices brought on by the current geopolitical developments, including the Russian invasion of Ukraine and the continuing impacts of the coronavirus pandemic are difficult to assess or predict, the significant impact that these developments have had on the global financial markets, agricultural commodity prices and inputs into growing those commodities, on the costs of raw materials we need, and on our own stock trading price, could reduce our ability to access additional capital, which would negatively impact our short-term and longer-term liquidity. In the event that we do need additional financing, we will have to revise our short-term operating plans, reduce our anticipated investments in camelina production and in infrastructure improvements, reduce our operating expenses or curtail operations. No assurance can be given that these plans will be successful.

To the extent that we raise additional funds through the issuance of equity securities, our stockholders will experience dilution, and the terms of the newly issued securities could include certain rights that would adversely affect our stockholders’ rights. Furthermore, if these new securities are convertible or are accompanied by the issuance of warrants to purchase shares of our common stock, our current stockholders will experience substantial dilution.

Credit Facilities
.  BKRF OCB, LLC, our indirect wholly-owned subsidiary, is a party to our secured Senior Credit Facility with the Senior Lenders.  As of June 30, 2022, we have borrowed $337.6 million under the Senior Credit Facility and as of August 5, 2022, we have $60 million of additional funds available up to an aggregate of $397.6 million. BKRF HCB, LLC, also an indirect wholly-owned subsidiary of Company, is party to a secured Mezzanine Credit Facility under which the Company, as the primary lender, may fund additional loans of up to an aggregate of $67.4 million. As of February 23, 2022, and the Company had loaned the full $67.4 million to BKRF HCB, LLC. Proceeds from the Senior Credit Facility and the Mezzanine Credit Facility have been, and will continue to be used to fund the pre-operational expenses and the capital costs of the Bakersfield Renewable Fuels Refinery.

The Senior Credit Facility bears interest at the rate of 12.5% per annum, payable quarterly. Principal payments are required to be made under the Senior Credit Facility after the Bakersfield Renewable Fuels Refinery has commercial operations. The Senior Credit Facility matures on November 4, 2026. The Senior Lenders also hold Class B Units in BKRF HCB, LLC. The Class B Units represent membership interest in our subsidiary, BKRF HCB, LLC and entitle the holders thereof to preferential cash distributions. The Class B Units will not affect our liquidity until the Bakersfield Renewable Fuels Refinery commences operations, which is expected in the fourth quarter of 2022, but due to various factors beyond our control, could be the first quarter of 2023. However, since the holders of the Class B Units will be entitled to certain priority cumulative cash distributions, if any, that may be made in the future from the operations of the Bakersfield Renewable Fuels Refinery, distributions made on behalf of the Class B Units will reduce the amount of distributions that we may be entitled to receive in the future from the operations of the Bakersfield Renewable Fuels Refinery. As of August 5, 2022, certain terms have been revised - see Note L - Subsequent Events to the accompanying unaudited condensed consolidated financial statements.

Preferred Stock Offering
.  On February 23, 2022, we raised $145 million from the sale of shares of our newly created Series C Preferred to ExxonMobil and the Senior Lenders. The net offering proceeds of the Series C Financing (after payment of $9.3 million of offering expenses and other related fees and costs) have been allocated as follows: (i) $20 million to repay an outstanding bridge loan from our Senior Lenders, (ii) $77.4 million (which includes $67.4 million funded under the Mezzanine Credit Facility) to fund the construction of the Bakersfield Renewable Fuels Refinery, (iii) $18 million for a debt service reserve account, and (iv) the balance for use by us as working capital, including the further development of our camelina feedstock program. As of August 5, 2022, certain terms have been revised - see Note L - Subsequent Events to the accompanying unaudited condensed consolidated financial statements.

Short Term Commitments
.  Our original financial commitments during the next twelve months includes a fixed payment obligation that arose from the settlement of a derivative contract that we amended on April 20, 2020, which required us to pay $20.2 million in six equal monthly payments of $3.375 million beginning in May 2022 from the cash generated by the refinery’s operations. Since the Bakersfield Renewable Fuels Refinery is not yet operational, effective May 11, 2022 we amended our fixed payment obligation whereby we will begin payments after the Bakersfield Renewable Fuels Refinery is operational and generating revenues for a full month, but no later than January 2023. Payments are to be made beginning in the first month at $1.5 million and escalate monthly to approximately $6.2 million in the sixth and final month. The original obligation was $20.3 million and is now $22.8 million.

Long Term Commitments
.

Our long term commitments include the purchase of certain grades of soybean oil as feedstock for production of renewable diesel at the Bakersfield Renewable Fuels Refinery pursuant to a supply agreement, under which the supplier has agreed to supply a maximum volume of 1.2 billion pounds of feedstock over a period of twenty-four months, with such maximum volume being equally allotted between four 6-month segments or periods.  The supply agreement may be extended for an additional segment or period to capture any shortfall of purchases during its primary term.  A condition to the sale and purchase of the feedstock is the completion and commissioning of the Bakersfield Renewable Fuels Refinery, and until such condition has been satisfied the Company has no obligation to purchase such feedstock under the supply agreement.

Commercial Agreements
.
Our
transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Bakersfield Renewable Fuels Refinery. In order to ensure that we have a buyer for the renewable diesel produced at our renewable refinery, we have entered into the Offtake Agreement with ExxonMobil under which, pursuant to a recent amendment, ExxonMobil has agreed to purchase a minimum of 135 million gallons per year of renewable diesel from the Bakersfield Renewable Fuels Refinery for a period of 66 months following the date that the Bakersfield Renewable Fuels Refinery commences commercial operations. The price of the renewable diesel to be sold under the Offtake Agreement is based on a combination of a fixed price and a variable price. We have also entered into the Term Purchase Agreement with ExxonMobil under which ExxonMobil has the right to purchase the additional renewable diesel that is not sold to ExxonMobil under the Offtake Agreement.

Once completed and operational, the Bakersfield Renewable Fuels Refinery will be able to produce renewable diesel from various renewable feedstocks, such as camelina oil produced from our patented camelina varieties, soybean oil, used cooking oil, inedible animal fat, and other vegetable oils. We believe that one of our strategic advantages is that a significant portion of the feedstock expected to be used at our renewable refinery will be camelina oil derived from the camelina grain produced for the Bakersfield Renewable Fuels Refinery using our patented camelina varieties. However, we anticipate that we will need additional funding for general corporate purposes, to grow our certified camelina seeds, to enter into agreements with farmers, and to otherwise ramp up the cultivation and production of camelina. In addition, we will also have to purchase significant amounts of feedstock from which we will produce renewable diesel, which purchase price we may have to pay in advance. Our goal is to fund the foregoing feedstock purchase and production costs through a feedstock supply credit line we expect to obtain from one or more commercial financial institutions. Based on our current camelina production expectations and the projected costs of purchasing feedstock, we expect that we will need to obtain a line of credit for $100 million to $125 million, which is permitted by our existing credit agreements. Any such line of credit is expected to be secured by the feedstock that we purchase and by the accounts receivables generated from our renewable diesel sales.

Inflation
.  During 2020 and 2021,inflation and changing prices have had minimal effect on our continuing operations. However, we have recently commenced experiencing increases in prices of products, services and the costs of inputs used in our operations (such as the cost of natural gas, utilities, transportation and even labor) throughout our organization. These increases could have a material impact on our operations.

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

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management has evaluated the effectiveness of the Company’s ICFR as of June 30, 2022. Management based its assessment on the framework set forth in Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) in conjunction with SEC Release No. 33-8810 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission” (17 CFR PART 241). Because of the material weaknesses described below, management concluded that the Company’s ICFR was not effective as of June 30, 2022:

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

Management believes that the material weaknesses initially arose because the Bakersfield Renewable Fuels Refinery had minimal controls in place when it was purchased in May 2020, and as of June 30, 2022 the Company had not completed its implementation of all needed internal controls and procedures. The Company is taking measures to remediate these deficiencies.

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

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm as such attestation is not required for non-accelerated filers such as this company pursuant to applicable SEC rules.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this item can be found under “Legal” in Note K to our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q and is incorporated by reference into this Item 1.

In the future, we may become party to legal matters and claims arising in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

RISK FACTORS

Investment in our stock involves a high degree of risk. The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report filed with the SEC.

As of June 30, 2022, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report, except as described below.

The delay in completing the construction of our Bakersfield Renewable Fuels Refinery has created a need for additional financing, which may not be available on favorable terms, or at all.

The construction of the Bakersfield Renewable Fuels Refinery was originally scheduled to be completed in early 2022 but has been delayed.
We believe that the Bakersfield Renewable Fuels Refinery will commence operations in the fourth quarter
of this year, but given the delays experienced to date with our lead contractor and other factors beyond our control, there can be no assurance that this will occur and operations may not commence until the first quarter of 2023. If operations do not commence until the first quarter of 2023, then our initial revenues from the refinery will also be delayed until such time.
We based our operating budgets, and we scheduled our financial commitments on the assumptions that the refinery would generate significant revenues commencing early in 2022.  The delay in the completion of the construction and the deferral of revenues has required us to obtain additional capital to fund our operating expenses and our other financial obligations during the period in which we are not generating revenues.  On August 5, 2022 we increased our capital available under our Senior Credit Facility and amended certain sales agreements to reduce or eliminate any cash shortfall from completion of the Bakersfield Renewable Fuels Refinery and subsequent operations. However, there is no assurance that the measures we have enacted to date will be sufficient to fully fund all operations. Furthermore, even if we obtain additional financing or funding, the terms of such additional financing and funding may not be favorable and may negatively affect our future profitability.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched an invasion of Ukraine and created a significant military conflict that has impacted the global commodity and financial markets. The conflict has caused, and could intensify, volatility in the prices and availability of oil, natural gas, feedstocks and other inputs we use to grow camelina and produce renewable fuel products. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. The extent of the impact of this major geo-political event and its repercussions are unknown and could have a material impact on our operations, cash flows, liquidity and on our ability to raise additional capital. To the extent that the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).

3.2	Certificate of Amendment to its Certificate of Incorporation (incorporated by reference herein to Exhibit 3.2 to the Company’s Form 10-K filed on April 13, 2021).

3.3	Bylaws (incorporated herein by reference to Appendix E to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).

3.4
Certificate of Designation of Rights, Preferences and Privileges of Series C Preferred Stock of Global Clean Energy Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 8, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File formatted as Inline XBRL and included in Exhibit 101

*   Filed herewith.
** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: August 15, 2022	By:	/s/ Richard Palmer
Richard Palmer President and Chief Executive Officer

Date: August 15, 2022	By:	/s/ Ralph Goehring
Ralph Goehring Chief Financial Officer

-40-