Form 10-Q
period 2022-09-30
Global Clean Energy Holdings, Inc.
filed 2022-11-14
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒
No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes
☒
No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐
No
☒

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of November 14, 2022 was 42,327,827.

Part I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Information

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$6,816,096	$2,957,296
Accounts receivable, net	1,073,383	1,374,500
Restricted cash	12,640	7,972,914
Inventories, net	6,336,255	3,596,296
Prepaid expenses and other current assets	1,460,052	2,870,074
Total Current Assets	15,698,426	18,771,080

Restricted cash, net of current portion	13,857	12,491,684
Debt issuance costs, net	-	3,972,568
Operating lease right-of-use-assets	5,674,378	481,027
Intangible assets, net	11,795,905	12,771,996
Goodwill	10,070,775	8,777,440
Long term deposits	611,970	628,689
Contract asset - related party	15,618,495	-
Property, plant and equipment, net	607,830,457	353,852,931
Advances to contractors	-	10,021,908

TOTAL ASSETS	$667,314,263	$421,769,323
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$7,333,571	$4,563,304
Accrued liabilities	140,247,070	40,269,003
Warrant Commitment Liability, at fair value	-	19,215,140
Current portion of operating lease obligations	1,655,199	198,440
Notes payable including current portion of long-term debt, net	24,240,347	35,223,402
Convertible notes payable	1,000,000	1,000,000
Total Current Liabilities	174,476,187	100,469,289

LONG-TERM LIABILITIES
Operating lease obligations, net of current portion	3,584,849	283,197
Mandatorily redeemable equity instruments of subsidiary, at fair value (Class B Units)	14,859,000	21,628,689
Long-term debt, net	150,000	3,450,576
Senior credit facility, net	356,316,562	317,780,666
Asset retirement obligations, net of current portion	16,211,814	17,661,429
Environmental liabilities, net of current portion	16,223,397	19,488,571
Deferred tax liabilities	1,546,791	1,623,599
TOTAL LIABILITIES	583,368,600	482,386,016

Series C 15.00% preferred stock - 50,000,000 shares authorized; 145,000 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively	85,371,009	-

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 500,000,000 shares authorized; 42,323,933 and 42,013,433 shares issued and outstanding, at September 30,2022 and December 31, 2021 respectively	423,239	420,134
Additional paid-in capital	130,067,339	51,142,220
Accumulated other comprehensive income	169,817	-
Accumulated deficit	(152,521,761)	(117,647,947)
Total stockholders' deficit attributable to Global Clean Energy Holdings, Inc.	(21,861,366)	(66,085,593)
Non-controlling interests	20,436,020	5,468,900
Total Stockholders' Equity	(1,425,346)	(60,616,693)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$667,314,263	$421,769,323

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Revenue	$924,993	$(8,307)	$2,116,871	$188,409
Cost of goods sold	671,373	1,049	1,463,786	137,515
Gross Profit (Loss)	253,620	(9,356)	653,085	50,894

Operating Expenses
General and administrative expense	8,306,115	4,591,157	29,929,458	15,589,118
Facilities expense	3,898,433	3,180,394	11,130,877	9,732,562
Depreciation expense	225,335	34,825	1,018,867	88,541
Amortization expense	338,373	298,806	1,014,466	603,886
Total Operating Expenses	12,768,256	8,105,182	43,093,668	26,014,107

OPERATING LOSS	(12,514,636)	(8,114,538)	(42,440,583)	(25,963,213)

OTHER INCOME (EXPENSE)
Interest expense, net	(765,232)	(732,232)	(2,938,762)	(2,157,487)
Loss on extinguishment of debt	-	-	(3,972,568)	-
Other (expense) income	1,266,789	15,393	80,761	83,759
Change in fair value of Class B Units	(3,295,086)	(2,849,573)	9,812,689	(5,943,485)
Change in fair value of Warrant Commitment Liability	-	-	4,515,307	-
Loss before income taxes	(15,308,165)	(11,680,950)	(34,943,156)	(33,980,426)
Income tax (expense) benefit	(6,270)	-	69,342	-
NET LOSS	$(15,314,435)	$(11,680,950)	$(34,873,814)	$(33,980,426)

BASIC NET LOSS PER COMMON SHARE	$(0.36)	$(0.29)	$(0.83)	$(0.89)
DILUTED NET LOSS PER COMMON SHARE	$(0.36)	$(0.29)	$(0.83)	$(0.89)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	42,323,933	40,062,329	42,267,543	38,273,694
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	42,323,933	40,062,329	42,267,543	38,273,694

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(15,314,435)	$(11,680,950)	$(34,873,814)	$(33,980,426)
Other comprehensive loss:
Foreign currency translation adjustments	155,526	-	169,817	-
Comprehensive loss	$(15,158,909)	$(11,680,950)	$(34,703,997)	$(33,980,426)

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated other comprehensive Income (loss)	Accumulated Deficit	Non – controlling Interests	Total
Beginning Balance at Dec. 31, 2021	$-	$420,134	$51,142,220	$-	$(117,647,947)	$5,468,900	$(60,616,693)
Share-based compensation from issuance of options and compensation-based warrants	-	-	312,166	-	-	-	312,166
Exercise of stock options	-	2,105	75,795	-	-	-	77,900
Accretion of 15.00% Series C preferred shares	-	-	(2,664,462)	-	-	-	(2,664,462)
Issuance of warrants	-	-	68,394,561	-	-	-	68,394,561
Issuance of warrants in subsidiary	-	-	-	-	-	4,552,911	4,552,911
Deemed contribution in connection with issuance of preferred stock to Senior Lenders	-	-	9,942,069	-	-	-	9,942,069
Foreign currency translation adjustment	-	-	-	(2,327)	-	-	(2,327)
Net loss	-	-	-	-	(17,158,596)	-	(17,158,596)
Ending Balance at Mar. 31, 2022	$-	$422,239	$127,202,349	$(2,327)	$(134,806,543)	$10,021,811	$2,837,529
Share-based compensation from issuance of options and compensation-based warrants	-	-	495,984	-	-	-	495,984
Exercise of stock options	-	1,000	47,350	-	-	-	48,350
Accretion of 15.00% Series C preferred shares	-	-	(6,808,574)	-	-	-	(6,808,574)
Foreign currency translation adjustment	-	-	-	16,618	-	-	16,618
Net loss	-	-	-	-	(2,400,783)	-	(2,400,783)
Ending Balance at Jun. 30, 2022	$-	$423,239	$120,937,109	$14,291	$(137,207,326)	$10,021,811	$(5,810,876)
Share-based compensation from issuance of options and compensation-based warrants	-	-	737,141	-	-	-	737,141
Issuance of warrants	-	-	14,309,472	-	-	-	14,309,472
Revaluation of warrants	-	-	1,626,918	-	-	-	1,626,918
Revaluation of warrants in subsidiary	-	-	-	-	-	10,414,209	10,414,209
Accretion of 15.00% Series C preferred shares	-	-	(7,543,301)	-	-	-	(7,543,301)
Foreign currency translation adjustment	-	-	-	155,526	-	-	155,526
Net loss	-	-	-	-	(15,314,435)	-	(15,314,435)
Ending Balance at Sep. 30, 2022	$-	$423,239	$130,067,339	$169,817	$(152,521,761)	$20,436,020	$(1,425,346)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Non – controlling Interests	Total
Beginning Balance at Dec. 31, 2020	$13	$358,499	$31,670,954	$-	$(66,232,439)	$5,468,900	$(28,734,073)
Share-based compensation from issuance of options and compensation-based warrants	-	-	102,000	-	-	-	102,000
Shares issued upon reverse split to avoid fractional shares	-	19	(19)	-	-	-	-
Conversion of note payable to shares	-	15,868	460,168	-	-	-	476,036
Net loss	-	-	-	-	(8,221,174)	-	(8,221,174)
Ending Balance at Mar. 31, 2021	$13	$374,386	$32,233,103	$-	$(74,453,613)	$5,468,900	$(36,377,211)
Share-based compensation from issuance of options and compensation-based warrants	-	-	154,244	-	-	-	154,244
Exercise of stock options	-	610	8,734	-	-	-	9,344
Purchase of Agribody Technologies, Inc.	-	8,305	4,991,695	-	-	-	5,000,000
Conversion of Series B Preferred to Common	(13)	11,818	(11,805)	-	-	-	-
Conversion of convertible notes	-	537	308,352	-	-	-	308,889
Issuance of common stock for cash	-	4,960	3,095,040	-	-	-	3,100,000
Net loss	-	-	-	-	(14,078,302)	-	(14,078,302)
Ending Balance at Jun. 30, 2021	$-	$400,616	$40,779,363	$-	$(88,531,915)	$5,468,900	$(41,883,036)
Share-based compensation from issuance of options and compensation-based warrants	-	-	194,076	-	-	-	194,076
Exercise of stock options	-	14	1,481	-	-	-	1,495
Net loss	-	-	-	-	(11,680,950)	-	(11,680,950)
Ending Balance at Sep. 30, 2021	$-	$400,630	$40,974,920	$-	$(100,212,865)	$5,468,900	$(53,368,415)

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2022	2021
Operating Activities
Net Loss	$(34,873,814)	$(33,980,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,545,291	450,320
Loss on lower of cost or net realizable value adjustment on inventories	318,874	-
Depreciation and amortization	2,033,333	692,427
Accretion of asset retirement obligations	687,135	735,000
Change in fair value of Class B units	(9,812,689)	5,943,485
Change in fair value of Warrant Commitment Liability	(4,515,307)	-
Gain on loan forgiveness	600,560	-
Amortization of debt discount	2,119,765	1,860,141
Loss on extinguishment of debt	3,972,568	-
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(379,223)	143,823
Inventories	(1,638,942)	(1,631,051)
Prepaid expenses and other current assets	(9,869)	2,053,668
Long-term deposits	16,719	793
Accounts payable	1,009,406	1,002,457
Accrued liabilities	576,533	3,415,058
Asset retirement obligations	(262,494)	(2,724,659)
Environmental liabilities	(357,964)	(1,726,950)
Operating lease obligations	(547,878)	(670)
Net Cash Used in Operating Activities	(39,517,996)	(23,766,584)
Investing Activities:
Cash received as part of acquisition of Agribody Technologies, Inc.	-	263,755
Cash paid for intangible assets	(38,375)	(186,982)
Cash paid for property, plant, and equipment	(130,085,546)	(106,240,316)
Net Cash Used in Investing Activities	(130,123,921)	(106,163,543)
Financing Activities:
Proceeds received from exercise of stock options	126,250	10,839
Issuance of common stock for cash	-	3,100,000
Proceeds received from the sale of preferred stock including deemed contribution from Senior Lenders and common stock warrants	145,000,000	-
Payments of offering costs on preferred stock and warrants	(8,455,621)	-
Payments on notes payable and long-term debt	(4,211,539)	(2,970,480)
Payments on Bridge Loan	(20,000,000)	-
Borrowings on Bridge Loan	7,950,237	-
Borrowings on other notes	2,653,289	1,240,317
Borrowings on Senior Credit Facility	30,000,000	133,308,370
Net Cash Provided by Financing Activities	153,062,616	134,689,046

Net Change in Cash, Cash Equivalents and Restricted Cash	(16,579,301)	4,758,919
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	23,421,894	38,982,725
Cash, Cash Equivalents and Restricted Cash at End of Period	$6,842,593	$43,741,644

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$16,329,547	$20,329,760

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental Noncash Investing and Financing Activities

	For the nine months ended September 30,
	2022	2021
Supplemental Disclosures of Non-cash Investing and Financing Activities
Debt discount related to Class B units issued to Senior Lenders	$3,043,000	$5,943,485
Debt discount related to warrants issued to Senior Lenders	10,732,104	-
Accrued debt issuance costs related to amendment to Senior Credit Facility	-	3,123,000
Accrued debt issuance costs related to amendment to Mezzanine Credit Facility	-	668,000
Issued 1,640,509 shares for conversion of several notes payable and accrued interest	-	784,925
Issued 830,526 shares to acquire Agribody Technologies, Inc,	-	5,000,000
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	3,956,556	-
Lease modification due to change from finance lease to operating lease	1,397,904	-
Issued and modified warrants for revenue contract modification (see Note H)	15,618,495	-
Settlement of Warrant Commitment Liability	14,699,834	-
In-kind interest added to principal balance of Senior Credit Facility	17,890,556	3,912,099
Amounts included in accounts payable and accrued liabilities for purchases of property, plant, and equipment	125,808,215	25,345,484
Capitalized interest included in property, plant, and equipment	38,011,745	21,502,760

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

GCEH
is a uniquely positioned, vertically integrated renewable fuels innovator producing ultra-low carbon renewable fuels from patented nonfood camelina varieties. Our farm-to-fuel business model is designed to allow greater efficiencies throughout the value chain, lowering our finished fuels’ carbon intensity and streamlining our operations at every step. Our patented camelina varieties are purposefully bred to increase yield, quicken maturity, and increase tolerance to drought and pests. Today, GCEH owns the world’s largest portfolio of patented camelina genetics, and we contract directly with farmers around the globe to grow our proprietary camelina crop on fallow land. Once online, the 15,000 barrels per day (“BPD”) nameplate Bakersfield Renewable Fuels Refinery will sell up to its full production capacity of the Renewable Diesel (“RD”) produced to ExxonMobil Oil Corporation (“ExxonMobil”), through a pair of long-term supply agreements described below. The production capacity will be limited due to a hydrogen constraint at the refinery, which, based upon feedstock blend, could limit us to processing no more than ~12,000 BPD of feedstock.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated balance sheet of the Company at December 31, 2021, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or any future periods.

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

NOTE B — LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company incurred losses from continuing operations applicable to its common stockholders of $34.9 million during the nine months ended September 30, 2022, and had an accumulated deficit of $152.5 million at September 30, 2022. At September 30, 2022, the Company had working capital of negative $158.8 million (which includes no current restricted cash) and a stockholders' deficit of $1.4 million. The retooling of the Bakersfield Renewable Fuels Refinery is ongoing and the refinery is expected to commence operations in the first half of 2023. Various scheduling issues experienced to date with our lead contractor and other factors beyond our control have delayed the completion of the project into 2023. While we believe that we will commence operations by July 1, 2023, there can be no assurance that operations will commence by then. Revenues from the refinery will commence with commercial operations. The Company’s primary source of liquidity is cash on hand and available borrowings under its credit facilities. However, because of the uncertainty around the cost of change orders to the refinery, the impact of the delayed timing of revenues and cash flows from the refinery arising from a delay in the completion of construction, and the amount and timing of certain credits due to us from CTCI (defined below), we believe that we may need additional capital to fund certain of our liquidity requirements, which includes completion of the refinery, upstream activities, operational and general and administrative costs, and repayment of financial obligations. Because of the uncertainty of the timing of the completion of the refinery and the initial revenues from the refinery, the above conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the time the financial statements are issued. Management is undertaking, or has undertaken, several initiatives to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In order to address our short-term liquidity gap, we secured additional capital from the Senior Lenders on August 5, 2022 (up to $60 million in cash and a deferral of approximately $16 million of cash paid for interest until December 31, 2022) to assist the Company to meet its cash requirements to achieve refinery operations. GCEH and/or its subsidiaries will continue to seek various options to raise cash such as utilizing financing leases, the sale or monetization of assets, and joint ventures for its operations and activities as a whole. Management will continue to explore transactions to maximize available capital, which may include raising additional debt or equity financing, refinancing existing debt,
revising our short-term operating plans, reducing anticipated investments in camelina production and in infrastructure improvements, reducing operating expenses, and deferring the timing of payments due for capital expenditures.
Also in consideration for the upsizing of the Senior Credit Agreement, among other things, certain subsidiaries of the Company agreed to (i) undertake additional capital raises of at least $10 million prior to December 31, 2022, and aggregating to at least $20 million prior to March 31, 2023
.
Management believes these plans can be effectively implemented and along with the operating cash flows from the Bakersfield Renewable Fuels Refinery, when started, will be sufficient to mitigate the circumstances resulting in substantial doubt for a period not less than one year from the date the financial statements are issued.

Financing Agreements

Credit Facilities

BKRF OCB, LLC, an indirect, wholly-owned subsidiary of GCEH, is a party to a $397.6 million secured term loan facility (the “Senior Credit Facility”), and BKRF HCB, LLC, also an indirect, wholly-owned subsidiary of GCEH, is party to a $67.4 million intercompany secured term loan facility (the “Mezzanine Credit Facility”) to which GCEH is the lender (see Note F). The purpose of these facilities is to provide cash to facilitate the construction of the refinery.

On August 5, 2022, certain subsidiaries of the Company entered into Amendment No. 9 to the senior secured term loan Credit Agreement to, among other things, increase the Tranche B Commitments thereunder by $60 million to $397.6 million, extend the start date of the Bakersfield Renewable Fuels Refinery to March 31, 2023, and implement certain other commercial arrangements as described therein. Existing defaults and potential events of defaults under the Credit Agreement, if any, were also waived by the lenders in connection with the effectiveness of Amendment No. 9. As payment of an amendment and upsize premium, the Company issued to the lenders warrants to purchase up to 7,468,929 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $2.25 per share.
As of September 30, 2022, we have borrowed $367.6 million available under the Senior Credit Facility.

Preferred Stock

On February 23, 2022, we issued 145,000 shares of our newly created Series C Preferred Stock (the “Series C Preferred”) and five-year warrants (the “GCEH Warrants”) to purchase up to an aggregate of 18,547,731 shares of our common stock (5,017,008 issued to settle the Warrant Commitment Liability) at an exercise price of $2.25 per share to ExxonMobil Renewables LLC (“ExxonMobil Renewables”), an affiliate of ExxonMobil, and 11 other institutional investors (all of whom are Senior Lenders under our existing Senior Credit Facility) for an aggregate purchase price of $145 million and the settlement of the Warrant Commitment Liability. As additional consideration for ExxonMobil’s investment, we also granted ExxonMobil Renewables additional warrants (the “GCEH Tranche II Warrants”) to purchase up to 6.5 million shares of common stock at an exercise price per share of $3.75 until February 22, 2028, and a warrant to acquire 33% (19,701,493 shares) of our SusOils subsidiary for $33 million ($1.675 per share) until February 22, 2027 (“SusOil Warrant”). On August 5, 2022, the GCEH Tranche II Warrants were amended to an exercise price of $2.25 per share and the exercise period for all of the ExxonMobil warrants were extended to December 23, 2028. Each of the GCEH Warrants, GCEH Tranche II Warrants and SusOil Warrant may be exercised for cash or by means of cashless exercise, however the GCEH Tranche II Warrants cannot be exercised until the earlier of (i) the date on which ExxonMobil extends the term of the five-year Offtake Agreement (as described below), which did occur on August 5, 2022, that we entered into with ExxonMobil effective April 10, 2019 (as amended), or (ii) a change of control, sale, or the dissolution of the Company. On August 5, 2022, the SusOil Warrant was amended to an exercise price of $1 million ($0.0507 per share). Under the Certificate of Designations of the Series C Preferred, the holders of the Series C Preferred are entitled to receive dividends at a rate of 15%, compounded quarterly provided that, until March 31, 2024, we may elect not to pay some or all of the accrued dividends in cash, in which case the unpaid dividends shall accrue and be added to the original issuance price of the shares of Series C Preferred. The shares of Series C Preferred have no voting rights, except as required by law or with respect to certain protective provisions in the Certificate of Designations. For such time as ExxonMobil holds any shares of Series C Preferred, ExxonMobil will have the right, exercisable at its option, to appoint two directors to GCEH’s Board of Directors. If the Series C Preferred shares have not been redeemed prior to the fifth anniversary of issuance, or upon an event of default under the Certificate of Designations, ExxonMobil will have the right to appoint a majority of the Board of Directors. The Certificate of Designations provides that we will have the right, at any time, to redeem/repurchase the outstanding shares of Series C Preferred (in increments of no less than $25 million), for an amount equal to the Corporate Redemption Price (as defined in the Certificate of Designations) at any time the Series C Preferred is outstanding. The Certificate of Designations of the Series C Preferred Stock provides for mandatory redemption upon a Change of Control or Event of Default (as defined therein) and are not convertible into shares of our common stock. GCEH may redeem the Series C Preferred Stock at any time within the first two years at 1.85 times, and the next three years at 2.0 times, the amount of the investment (including any accrued unpaid dividends).

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sales Agreements

In
April 2019, the Company entered into a binding Product Offtake Agreement (the “Offtake Agreement”) with ExxonMobil pursuant to which ExxonMobil has committed to purchase 2.5 million barrels per year of renewable diesel annually (the “Committed Volume”) from the Bakersfield Renewable Fuels Refinery (including the Renewable Identification Numbers (“RINs”) allocated to such quantities of renewable diesel), and the Company has committed to sell these quantities of renewable diesel to ExxonMobil. ExxonMobil’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Renewable Fuels Refinery commences commercial operations (“Start Date”). ExxonMobil has the option to extend the initial five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Renewable Fuels Refinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Renewable Fuels Refinery’s operations or the Start Date has not occurred by the date set forth in the Offtake Agreement for reasons other than force majeure.

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

In connection with the transactions contemplated by Amendment No. 9, the Company also entered into a transaction agreement with ExxonMobil Renewables and ExxonMobil, pursuant to which, among other things, certain subsidiaries of the Company and ExxonMobil entered into amendments to the Company’s Product Off-Take Agreement and Term Purchase Agreement in order to extend the initial terms thereof to 66 months, to increase certain committed volumes under the Product Off-Take Agreement from 105 million gallons per year (“MGPY”) to 135 MGPY, and to implement certain other commercial arrangements between the parties as described therein in exchange for issuing new immediately-vested warrants and modifying existing outstanding warrants (see Note H).

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
Cash and Cash Equivalents; Concentration of Credit Risk

The Company considers all highly liquid debt instruments maturing in six months or less to be cash and cash equivalents. The Company maintains cash and cash equivalents at high quality financial institutions. However, deposits exceed the federally insured limits. At September 30, 2022, the Company had approximately $5.3 million in uninsured cash.

Foreign Currency Translation

Our Spanish subsidiary uses the Euro as its functional currency. Assets and liabilities are translated using exchange rates at the balance sheet dates, and revenues and expenses are translated at weighted average rates. Adjustments from the translation process are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). During the three months ended September 30, 2022 the Company recognized income of $156 thousand and had no comparable foreign translation income or loss for the three months September 30, 2021. During the nine months ended September 30, 2022, the Company recognized income of $170 thousand and had no comparable foreign translation income or loss adjustments in the nine months ended September 30, 2021
Inventories

Inventories currently consist of Camelina seeds, grain, meal, and oil. Inventories are valued at the lower of cost or net realizable value. Cost is determined based on standard cost. On March 31, 2022, the Company recognized a loss in the amount of $319 thousand due to inventories being adjusted to the lower of cost or net realizable value. There were no lower of cost or net realizable value adjustments made to the inventory values reported as of September 30, 2022 and December 31, 2021.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of office equipment and transportation equipment are computed using the straight-line method over estimated useful lives of 3 to 5 years. Refinery assets and buildings are depreciated using the straight-line method over estimated useful lives of 5 to 25 years. However, the refinery will not begin to be depreciated until its retrofitting has been completed and it is ready for operations. Normal maintenance and repair items are charged to operating costs and are expensed as incurred. The cost and accumulated depreciation of property, plant and equipment sold or otherwise retired are removed from the accounts and any gain or loss on disposition is reflected in the statements of operations. Interest on borrowings related to the retrofitting of the Bakersfield Renewable Fuels Refinery is being capitalized, which will continue until the refinery is placed in service. During the three months ended September 30, 2022 and September 30, 2021, interest of $14.9 million and $8.8 million, respectively, was capitalized and is included in property, plant and equipment, net. During the nine months ended September 30, 2022 and September 30, 2021, interest of $38.0 million and $21.5 million, respectively, was capitalized and is included in property, plant and equipment, net, for a total of $78.3 million of capitalized interest for the project.

Long-lived Assets

In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three and nine months ended September 30, 2022 and 2021, there were no impairment losses recognized on long-lived assets.

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

Debt Issuance Costs

Debt issuance costs primarily relate to financing to fund the costs of retrofitting the Bakersfield Renewable Fuels Refinery and are amortized over the term of the loan as interest under the effective interest method; however, as such interest primarily relates to retrofitting of the Bakersfield Renewable Fuels Refinery, these costs are being capitalized as part of the refinery until it is placed in service. The amortization of the debt issuance costs that are not capitalized are recorded as interest expense. At September 30, 2022 and December 31, 2021, unamortized debt issuance costs related to the Senior Credit Facility and Bridge Loan (see Note F) are classified as a direct deduction from the carrying amount of each credit facility; however, at December 31, 2021 unamortized debt issuance costs related to the Mezzanine Credit Facility (as defined below) are presented on the balance sheet as an asset as there had not been any borrowings on the Mezzanine Credit Facility. Effective as of February 23, 2022, the Mezzanine Credit Facility was assigned to and fully funded by GCEH, and as a result, the unamortized debt issuance costs of $3.9 million related to the Mezzanine Credit Facility was recorded as a loss on debt extinguishment in the nine months ended September 30, 2022. During the three months ended September 30, 2022 and September 30, 2021 there were no losses on debt extinguishment. During the nine months ended September 30, 2021 there were no losses on debt extinguishment. See Note F - Debt for more detail on the financing.

Accrued Liabilities

As of September 30, 2022 and December 31, 2021, accrued liabilities consists of:

	As of September 30, 2022	As of December 31, 2021
Accrued compensation and related liabilities	$4,915,407	$3,818,701
Accrued interest payable	2,066,486	1,857,343
Accrued construction costs	120,137,628	27,045,738
Other accrued liabilities	4,476,533	3,677,671
Current portion of asset retirement obligations	4,404,256	2,530,000
Current portion of environmental liabilities	4,246,760	1,339,550
	$140,247,070	$40,269,003

The Company has recorded amounts for services performed and invoiced from its EPC contractor through September 30, 2022 in accrued construction costs.

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

The following table provides a reconciliation of the changes in asset retirement obligations for the nine months ended September 30, 2022 and the year ended December 31, 2021.

	Nine months ended September 30, 2022	Year ended December 31, 2021
Asset retirement obligations - beginning of period	$20,191,429	$21,478,977
Disbursements	(262,494)	(2,265,557)
Accretion	687,135	978,009
Asset retirement obligations - end of period	$20,616,070	$20,191,429

The amounts shown as of September 30, 2022 and December 31, 2021 include $4.4 million and $2.5 million, respectively, which have been classified as current liabilities and included in accrued liabilities and $16.2 million and $17.7 million which have been classified as long term liabilities as of September 30, 2022 and December 31, 2021, respectively.

Advances to Contractors

Upon the acquisition of the Bakersfield Biorefinery, the Company advanced $20.1 million to its primary construction contractor for invoices to be billed against the Guaranteed Maximum Price for the Engineering, Procurement and Construction (“EPC”) of the Bakersfield Renewable Fuels Project contract (“G-Max Contract”). These funds are credited against future invoices in accordance with an agreed schedule. In May 2021 we replaced our former contractor and entered into a new G-Max Contract with a new contractor. As of September 30, 2021, the $20.1 million advanced to the initial primary construction contractor has been reduced to zero and a new advance has been made to the new primary construction contractor in the amount of $17.8 million. The amount of $17.8 million has been fully utilized against progress billings as of September 30, 2022, resulting in $0.0 reflected as advances to contractor. As of December 31, 2021 advances to contractor were $10.0 million.

Income

Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of general and administrative expense. The Company has recorded a 100% valuation allowance against the deferred tax assets as of September 30, 2022 and December 31, 2021
.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue From Contracts With Customers, using the following five-step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. The Company is engaged in contracting with farmers to grow camelina grain that will be processed into oil for use in Bakersfield Biorefinery. The Company recognizes revenues upon the sale of its patented camelina seed to the farmers and also for the crushed camelina meal that it plans to sell to third party livestock and poultry operators. The Company recognized in the three months ended September 30, 2022 and September 30, 2021 $0.9 million and $0.0 million in revenue, respectively. The Company recognized in the nine months ended September 30, 2022 and September 30, 2021 $2.1 million and $0.2 million in revenue, respectively. Based upon the Company’s Product Offtake Agreement (see Note B - Liquidity), the Company expects to begin recognizing revenue from the sale of renewable diesel upon the start-up of the Bakersfield Renewable Fuels Refinery and upon such time the Company delivers on its performance obligations.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Research and Development

Research and development costs are charged to operating expenses when incurred, which were nominal for the three months and nine months ended September 30, 2022 and September 30, 2021.

Fair Value Measurements and Fair Value of Financial Instruments

As of September 30, 2022 and December 31, 2021, the carrying amounts of the Company's financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash, cash equivalents, and restricted cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair value due to their short-term nature. As of September 30, 2022 and December 31, 2021, the carrying amounts of the Company's financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including the convertible note payable to the executive officer approximate their fair value due to the recent amendments that reflect current market conditions. The Class B Units, issued by BKRF HCB, LLC, are reported at fair value. Additionally, as further described below, the Company recognized a liability for a warrant commitment to its Senior Lenders at December 31, 2021 as part of a debt modification included in its executed Amendment No. 6 to its Senior Credit Facility, which is reported at fair value. The Senior Credit Facility is a long-term fixed rate debt instrument which has a carrying amount that is approximately at fair value based on a comparison of recently completed market transactions.
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

The following is the recorded fair value of the Class B Units as of September 30, 2022:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$14,859,000	$14,859,000	$-	$-	$14,859,000

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is the recorded fair value of the Class B Units and the Warrant Commitment Liability as of December 31, 2021:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$21,628,689	$21,628,689	$-	$-	$21,628,689
Warrant Commitment Liability	19,215,140	19,215,140	-	-	19,215,140

The following presents changes in the Class B Units for the three and nine months ending September 30, 2022:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Beginning Balance	$8,520,914	$21,628,689
New unit issuances	3,043,000	3,043,000
Change in fair value recognized in earnings	3,295,086	(9,812,689)
Ending Balance	$14,859,000	$14,859,000

The following presents changes in the Warrant Commitment Liability for the three and nine months ending September 30, 2022:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Beginning Balance	$-	$19,215,140
Change in fair value recognized in earnings	-	(4,515,307)
Settled with issuance of warrants	-	(14,699,833)
Ending Balance	$-	$-

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

The following table presents instruments that were potentially dilutive for the three months and nine months ended September 30, 2022 and September 30, 2021 that were excluded from diluted earnings per share as they would have been anti-dilutive:

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Convertible notes and accrued interest	7,600,257	7,292,262	7,600,257	7,292,262
Convertible preferred stock - Series B	-	-	-	781,552
Stock options and warrants	52,726,566	18,374,358	42,683,424	17,733,374

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock
Based Compensation

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. However, in the case of awards with accelerated vesting, the amount of compensation expense recognized at any date will be based upon the portion of the award that is vested at that date. The Company estimates the fair value of service-based stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. During April 2022, the Company issued 600,000 of market-based equity incentive options to an officer. There were no other market-based equity incentive options issued during 2021 or 2022. As these market-based options vest after the Company's common stock price has achieved a specified price per share as compared to the service-based stock options previously described that vest over the requisite service period, these options were valued and estimated using a Monte-Carlo simulation under a risk-neutral framework and the fair value was determined to be equal to the average value over 100,000 model iterations. Forfeitures are accounted for as incurred
.

Recent Accounting Pronouncements

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

In November 2021, the FASB issued ASU 2021-10,
Disclosures by Business Entities about Government Assistance
("ASU 2021-10"), which requires business entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance will require business entities to disclose the nature of the transactions, accounting policies used to account for the transactions, and state which line items on the balance sheet and income statement are affected by these transactions and the amount applicable to each financial statement line. Business entities will also have to disclose significant terms and conditions of transactions with a government such as the duration of the agreement, any commitments made by either side, provisions, and contingencies. The guidance in ASU 2021-10 is effective for all entities for fiscal years beginning after December 15, 2021. The Company adopted ASU 2021-10 on January 1, 2022, and there was no material impact on the Company’s condensed consolidated financial statements.

Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. Where applicable, the notes to these condensed consolidated financial statements have been updated to discuss all significant subsequent events which have occurred. See Note L for a description of events occurring subsequent to September 30, 2022 not included elsewhere in these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D – PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Land	$7,855,872	$7,855,872
Office equipment	2,000,240	1,980,160
Buildings(1)	2,053,570	5,486,575
Refinery and industrial equipment	87,464,149	87,072,163
Transportation equipment	468,587	421,302
Construction in process	431,012,157	209,775,838
Construction period interest	78,256,904	41,621,658
Total cost	$609,111,479	$354,213,568
Less accumulated depreciation	(1,281,022)	(360,637)
Property, plant and equipment, net	$607,830,457	$353,852,931

(1)
Includes assets under finance lease of $3.4 million, less accumulated depreciation of $
0.0
million as of December 31, 2021. The related amortization expense for assets under finance lease is included in depreciation on our consolidated statement of operations. The lease was reassessed in September 2022 which resulted in reclassification of the finance lease as an operating lease. See Note K.

Depreciation expense for property and equipment was approximately $225,000 and $35,000 for the three months ended September 30, 2022 and September 30, 2021, respectively and $1,019,000 and $89,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

NOTE E - INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets as of September 30, 2022 and December 31, 2021 are shown in the following table:
		September 30, 2022		December 31, 2021
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets
Trade name	-	$90,000	$-	$90,000	$-
Definite Lived Intangible Assets
Patent licenses	4 years	8,213,355	3,569,872	8,188,315	2,831,088
Developed seed variant technology	23 years	5,679,500	166,293	5,679,500	-
Refinery permits	13 years	1,921,082	371,867	1,921,082	275,813
Total		$15,903,937	$4,108,032	$15,878,897	$3,106,901

Amortization expense for intangible assets were approximately $338,000 and $299,000 for the three months ended September 30, 2022 and September 30, 2021, respectively. Amortization expense for intangible assets were approximately $1,014,000 and $604,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

The estimated intangible asset amortization expense for 2022 through 2026 and thereafter is as follows:

Estimated Amortization Expense
September 30, 2022 through December 31, 2022	$338,373
2023	1,094,402
2024	965,204
2025	864,059
2026	848,773
Thereafter	7,685,094
Total	$11,795,905

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill as of September 30, 2022 is shown in the following table:

September 30, 2022
Balance as of December 31, 2021	$8,777,440
Adjustments to CCE Acquisition (See Note J)	1,547,459
Foreign currency adjustments	(254,124)
Balance as of September 30, 2022	$10,070,775

NOTE F – DEBT

The
table below summarizes our notes payable and long-term debt at September 30, 2022 and at December 31, 2021:

	September 30, 2022	December 31, 2021
Senior credit facility	$393,330,834	$345,440,278
Bridge loan	-	12,049,763
Fixed payment obligation	22,785,000	20,250,000
Finance lease obligation (see Note K)	-	4,462,938
Other notes	3,588,235	3,478,931
Subtotal	419,704,069	385,681,910

Less: current portion of long-term debt	(24,240,347)	(35,223,402)
Less: unamortized debt discount and issuance costs	(38,997,160)	(29,227,266)
Subtotal	356,466,562	321,231,242

Convertible note payable to executive officer	1,000,000	1,000,000

Total	$357,466,562	$322,231,242

Senior Credit Facility and Bridge Loan:

On May 4, 2020, BKRF OCB, LLC, a wholly-owned subsidiary of GCEH, entered into the Senior Credit Facility with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to provide a $300.0 million senior secured term loan facility to BKRF OCB to pay the costs of retooling the Bakersfield Renewable Fuels Refinery. Through various amendments, the commitments under the Senior Credit Facility have subsequently been increased to $397.6 million. As of September 30, 2022, we have borrowed $367.6 million under the Senior Credit Facility and subsequent to September 30, 2022, we have borrowed the remaining $30 million available under the Senior Credit Facility. Outstanding term loans under the Senior Credit Facility bear interest at the rate of 12.5% per annum, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest, which the deferred interest was increased up to 3.5% effective February 23, 2022, and under Amendment No. 9 effective August 5, 2022, the deferred interest can be the full 12.5% interest for the third and fourth quarters of 2022. The Company deferred the full interest payment of $11.8 million in the quarter ending September 30, 2022 for a total outstanding amount of $393.3 million as of September 30, 2022. The principal of the senior loans matures in November 2026, provided that BKRF OCB, LLC must offer to prepay the senior loans with any proceeds of such asset dispositions, borrowings other than permitted borrowings, proceeds from damage or losses at the refinery, and excess net cash flow. BKRF OCB, LLC may also prepay the senior loans in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, the Senior Lenders are issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, as the Company draws on the Senior Credit Facility. The fair value of the Class B Units are initially recognized at fair value and subsequently re-measured at fair value each reporting period with changes recognized in earnings. The Class B Units are discussed further below.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On August 5, 2022, certain subsidiaries of the Company entered into Amendment No. 9 to the Senior Credit Facility to, among other things, increase the Tranche B Commitments thereunder by $60 million to $397.6 million, extend the commercial operation date of the Bakersfield Renewable Fuels Refinery to March 31, 2023, and implement certain other commercial arrangements as described therein. Existing defaults and potential events of defaults under the Senior Credit Facility, if any, were also waived by the lenders in connection with the effectiveness of Amendment No. 9. The Company’s loan subsidiaries may enter into working capital facilities in an amount of up to $125 million without the Senior Lenders’ consent, and the Company agreed to use its commercially reasonable efforts to enter into a permitted working capital facility on or before October 1, 2022 with a 90-day extension based on the start-up of the refinery; (ii) the retooling of the Bakersfield Renewable Fuels Refinery must be substantially complete by March 31, 2023 (subject to extension for up to 90 days as described above); and (iii) the final completion of the retooling of the Bakersfield Renewable Fuels Refinery must be achieved within six m months of the substantially complete date. The Company has deferred 100% of its cash interest payment due on September 30, 2022 and expects it will also defer 100% of its cash interest payment due on December 31, 2022, as such payments are allowed under the paid in kind provisions of the Senior Credit Facility.

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

Other Notes Payable

Included in “Other notes” as of September 30, 2022, in the above table, is a note, that is due upon demand related to the Company’s business activities prior to 2019, in the principal amount of $1.3 million and an interest rate of 18% per annum. Also included in ”Other notes” above, is a note payable that was used to finance the Company’s insurance policies. Upon the acquisition of the Bakersfield Renewable Fuels Refinery in May 2020, the Company purchased numerous insurance contracts to cover its corporate, ownership and construction risks primarily to provide financial protection against various risks and to satisfy certain lender requirements. The Company paid 35% of the total premiums and financed the balance at 3.8% annual interest rate. The Company was obligated to make seventeen equal monthly payments totaling approximately $4.5 million beginning in July 2020, which have now been fully paid. The insurance policies cover various periods from 12 to 60 months beginning in May 2020. At various times in 2022, the Company entered into new insurance policies to replace the policies that were expiring and to insure for additional identified risks. The Company has financed several policies at finance rates of 4.9% to 5.15% and at various percentages of down payments with payments of varying monthly lengths. The Company expects that it will continue to finance certain policy premiums.

In March 2021, we entered into a promissory note with MUFG Union Bank, N.A. (“Union Bank”) effective March 29, 2021, that provided for a loan in the amount of $0.6 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan was subject to forgiveness under the PPP upon our request to the extent that the proceeds were used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. The PPP Loan, which is included in "Other notes" above, was to mature on March 29, 2026, five years from the commencement date and bore interest at a rate of 1% per annum. In December 2021, the Company submitted an application for forgiveness of the entire $0.6 million due on the PPP Loan and as of September 20, 2022 the PPP Loan had been forgiven in full.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Convertible Note Payable to Executive Officer

On
October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrued unpaid salary and bonus for two years. In order to evidence the deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note accrues simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%) and became due and payable on October 15, 2020, its maturity date. Under its existing credit agreements, the Company is restricted from repaying Mr. Palmer’s loan and, accordingly, was in default under the Convertible Note. The Company accrued interest expense of $50,000 on this note in the year ended December 31, 2021. The Company had recorded accrued interest payable of approximately $180,000 and $160,000 as of September 30, 2022 and December 31, 2021 respectively. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of the Company’s common stock at an exercise price of $0.154 per share. On February 23, 2022, the Company amended Mr. Palmer's note to extend the term to the later of February 23, 2024 or upon the redemption of the Series C Preferred shares. The convertible note will bear interest at 5% per annum beginning as of February 23, 2022 and the total number of shares that the note can be converted into is a maximum of 7,616,305.

Convertible Notes Payable

The Company had several notes that were convertible into shares of the Company or the Company’s subsidiaries at different prices: ranging from $0.30 per share into the Company’s stock and up to $1.48 per share into SusOils’s common stock. These notes have passed their original maturity date and they continue to accrue interest at varying rates, from 8% to 10%. On March 26, 2021, we issued 1,586,786 shares of the Company’s common stock to the holder of a convertible promissory note upon the conversion of the entire outstanding balance, principal and accrued interest, for that note. During June 2021, the Company paid the remaining notes and the accrued interest either by an agreed cash settlement or through the issuance of common shares at an agreed price of $5.75 per share. As of September 30, 2022, there are no remaining convertible notes payable to third parties.

The following table summarizes the minimum required payments of notes payable and long-term debt as of September 30, 2022:

Year	Required Minimum Payments
2022	$556,759
2023	25,666,476
2024	1,000,000
2025	-
2026	393,480,834
Thereafter	-
Total	$420,704,069

Class
B Units

As described above, the Company has issued 367.6 million Class B Units of its subsidiary, BKRF OCB, LLC to its Senior Lenders as of September 30, 2022. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units, and after the distributions reach a certain limit the units will no longer require further distributions and will be considered fully redeemed. The Class B unit holders may receive a portion of the distributable cash, as defined under the Senior Credit Facility, available to BKRF HCB, LLC, but generally only up to 25% of the available cash after the required interest and principal payments, operating expenses and ongoing capital requirements have been paid. On August 5, 2022, this percentage was increased from 25% to 35% of defined distributable cash. Such payments commence once the Bakersfield Renewable Fuels Refinery begins operations and will continue through the later of five years after operations of the refinery begins or until the cumulative distributions reach a certain threshold defined in the operating agreement of BKRF HCB, LLC. The aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the Senior Lenders cannot exceed two times the amount of the borrowings under the Senior Credit Facility, or approximately $735.2 million. The aggregate fair value of such units on the date of their issuances totaled approximately $16.5 million which were recorded as debt discount. The aggregate fair value of the earned units as of September 30, 2022 and December 31, 2021 was approximately $14.9 million and $21.6 million, respectively. It is expected that the fair value will fluctuate depending on market inputs that impact the projected distributable cash. The fair value is largely based on the present value of the expected distributions that will be made to the Class B Unit holders, which consider various risk factors, including a market risk premium, project size, projected volumes and pricing, the continuation of the Blenders Tax Credit, the uniqueness and age of the refinery, the volatility of the feedstock and refinery inputs, operational costs, environmental costs and compliance, effective tax rates, illiquidity of the units, and the timing of the cash flows to the unit holders. The value assumes the completion of the refinery during the first half of 2023, annual volatility of 105.0% and a risk free rate of 3.84%. The value was derived by utilizing a Monte Carlo Simulation and taking the average over 100,000 iterations.

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

NOTE G - STOCKHOLDERS’ EQUITY

Common stock

During the three and nine months ended September 30, 2022, the Company issued no shares and 310,500 shares of its common stock, respectively, upon the exercise of stock options. These option exercises consisted of 50,000, 160,000 and 100,500 shares issued to a member of the board of directors, consultants and employees, respectively.

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

For the three months and nine months ended September 30, 2022, we did not declare or pay cash distributions to the holders of the Series C Preferred Stock. Included in the carrying value of the Series C preferred Stock was the amount of the cumulative, declared dividends of $5.8 million and $13.5 million, along with the accretion of $1.8 million and $3.5 million for the three months and nine months ended September 30, 2022 respectively. These amounts are recorded as a reduction to Additional Paid-in Capital for the respective periods.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H – STOCK OPTIONS AND WARRANTS

2020
Equity Incentive Plan

In April 2020, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) wherein 2,000,000 shares of the Company’s common stock were reserved for issuance thereunder. Options and awards granted to new or existing officers, directors, employees, and non-employees vest ratably over a period as individually approved by the Board of Directors generally over three years, but not in all cases. The 2020 Plan provides for a three-month exercise period of vested options upon termination of service. The exercise price of options granted under the 2020 Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2020 Plan have a maximum term of ten years for exercise and may be exercised with cash consideration or through a cashless exercise in which the holder forfeits a portion of the award in exchange for shares of common stock of the remaining portion of the award. As of September 30, 2022, there were 2,450,010 shares available for future option grants under the 2020 Plan.

During the nine months ended September 30, 2022, the Company granted stock options for the purchase of a total of 3,081,203 shares of Common Stock under the 2020 Plan, of which 2,981,203 were to employees and 100,000 were to directors. Included in the amount to employees is an option that was granted to the Company’s President of 1,200,000 shares of Common Stock under the Company’s 2020 Equity Incentive Plan. The option has a five-year term, and an exercise price of $3.60 per share. The foregoing option will vest as follows: (A) 50% in three equal tranches of 200,000 after GCEH’s common stock price has achieved and maintained (i) $10.00 per share for 45 consecutive trading days for tranche one; (ii) after tranche one has vested, $15.00 per share for 45 consecutive trading days for tranche two; and (iii) after tranche two has vested, $20.00 per share for 45 consecutive trading days, for tranche three; and (B) 50% will vest in equal quarterly installments on the last day of each of the next 12 quarters beginning on September 30, 2022.

For the three months ended September 30, 2022 and September 30, 2021, the Company recognized stock compensation expenses related to stock option awards of $737,000 and $194,000, respectively. For the nine months ended September 30, 2022 and September 30, 2021, the Company recognized stock compensation expenses related to stock option awards of $1,545,000 and $450,000, respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2022, there was approximately $1,264,000 of unrecognized compensation cost related to service-based option awards that will be recognized over the remaining service period of approximately 2.1years, and there was approximately $1.2 million of unrecognized compensation cost related to market-based stock option awards that will be recognized over the remaining derived service period of 2.3 years.

The
Company previously granted stock options that were not issued under the 2010 Equity Incentive Plan or 2020 Plan. All of such options that were issued outside of the 2010 and 2020 Plans are fully vested, and 16 million options that were awarded to two of GCEH’s executive officers had a market capitalization vesting arrangement, 500,000 options were issued to a consultant that had a transaction success arrangement, and 1,175,714 options were awarded to an executive officer that had a merit arrangement and 200,000 options were issued to two directors that were time based. A summary of the option award activity in 2022 and awards outstanding at September 30, 2022 (includes 50,000, 17,845,714 and 4,287,308 options under the 2010 Equity Incentive Plan, the non-plan and the 2020 Plan, respectively) is as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	19,230,214	$0.16	2.81	$30,044,649

Granted	543,240	5.58		-
Exercised	(112,432)	0.04		616,314
Forfeited	(109,878)	5.63		-
Expired	(3,624)	4.76		-

Outstanding at December 31, 2021	19,547,520	$0.36	2.11	$87,636,744

Vested and exercisable at December 31, 2021	18,743,542	$0.25	2.04	$85,801,930

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	19,547,520	$0.36	2.11	$87,636,744

Granted	3,081,203	2.89		-
Exercised	(310,500)	0.41		1,202,500
Forfeited	(133,701)	2.67		-
Expired	(1,500)	0.66

Outstanding at September 30, 2022	22,183,022	$0.64	1.71	$30,621,739

Vested and exercisable at September 30, 2022	19,857,932	$0.35	1.36	$30,493,059

The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The following table illustrates the assumptions used in estimating the fair
value of options granted during the nine months ended September 30, 2022:

Expected Term (in Years)	3.2
Volatility	86.89%
Risk Free Rate	2.84%
Dividend Yield	0
Aggregate Grant Date Fair Value	$1.72

The fair value of stock option grants with market based conditions for vesting is estimated on the grant date using a Monte-Carlo simulation under a risk-neutral framework and using the average value over 100,000 model iterations. The following table illustrates the assumptions used in estimating the fair value of options granted during the nine months ended September 30, 2022:

Expected Term (in Years)	2.3
Volatility	87.90%
Risk Free Rate	2.80%
Dividend Yield	0
Aggregate Grant Date Fair Value	$2.14

Stock Purchase Warrants and Call Option

On February 23, 2022 the Company issued five-year warrants to our Senior Lenders and investors in our Series C Preferred for an aggregate of 18,547,731 shares of our common stock at an exercise price of $2.25 per share until February 22, 2027. In August 2022, the exercise date was amended to December 28, 2028. If these warrants are exercised, the Company will receive additional proceeds of $41.7 million. Separately the Company issued the GCEH Tranche II Warrant (which allows for the purchase of up to 6.5 million shares of our common stock at an exercise price of $3.75 per share until February 22, 2028) and a warrant to purchase 33% (19,701,493 shares) of our SusOils subsidiary for an exercise price of $1.675 per share until February 27, 2027. In August 2022, the GCEH Tranche II Warrant was amended to an exercise price of $2.25 per share and the SusOils warrant exercise price was reduced to $0.05076 per share, and the terms for both warrants were extended to December 28, 2028. If these warrants are exercised for cash, the Company will receive an additional $14.6 million and $1 million, respectively. There were new warrants issued in August. The Senior Lenders received warrants to purchase 7,468,929 shares of common stock, exercisable until December 23, 2028 at an exercise price of $2.25. ExxonMobil Renewables received 2,489,643 warrants on the same terms. If these warrants are exercised for cash, the Company will receive an additional $22.4 million.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of issuing new immediately-vested warrants and modifying existing outstanding warrants to ExxonMobil in exchange for increasing the committed volumes of renewable diesel and extending the term of the agreement by an additional six months under the existing Product Offtake Agreement on August 5, 2022, the Company concluded these warrants represent consideration payable to a customer in accordance with ASC 606,
Revenue from Contracts with Customers
. The Company valued this consideration in accordance with ASC 718,
Compensation – Stock Compensation
, using the Black-Scholes option pricing model, and the following assumptions:

Expected Term (in Years)	6.4
Volatility	65-115%
Risk Free Rate	2.89%
Dividend Yield	0

This amount was determined to be $15.6 million and is reflected initially as a Contract asset - related party on the condensed consolidated balance sheets and will be amortized over the term of the underlying contract as the Company satisfies its performance obligations. There was no amortization for the three and nine months ended September 30, 2022.

During the year ended December 31, 2021, the Company issued warrants to investors that invested $3.1 million in a private transaction in April 2021 to purchase 19,840 shares of common stock. The warrants have an exercise price of $6.25 per share, a five-year term and are fully vested. If the warrants are exercised, the Company will receive additional proceeds of $124,000.

NOTE I – INCOME TAXES

The effective tax rate for the nine months ended September 30, 2022 and 2021 i
s 0.2% and 0.0%, res
pectively. The effective tax rate for the three months ended September 30, 2022 and 2021 is
0.0% and 0.0%, re
spectively.
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

During the three and nine months ended September 30, 2022 and 2021, the Company did not record any material interest or penalties related to uncertain tax positions.

The Company files tax returns in the U.S. federal jurisdiction, and in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2019 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2018. The Company is currently not under audit by any jurisdictions.

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
.

The Company had no acquisitions during the nine months ended September 30, 2022.

Below is a table that shows the fair value of assets acquired and liabilities assumed by the Company as a result of the 2021 transactions.
The purchase price allocation below for CCE was preliminary as of December 31, 2021 and was finalized as of September 30, 2022.

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

During
the nine months ended
September 30, 2022, we recorded adjustments to the preliminary fair value estimates of assets acquired and liabilities assumed for CCE as of the acquisition date as noted in the table below:

Assets	Preliminary	Adjustments	As adjusted
Cash and cash equivalents	$151,188	$-	$151,188
Accounts receivable	1,094,894	(680,340)	414,554
Prepaid expense and other current assets	1,094,894	-	1,094,894
Property, plant, and equipment	598,619	-	598,619
Patents	-	-	-
Developed seed variant technology	5,679,500	-	5,679,500
Trade name	-	-	-
Goodwill	3,572,941	1,547,459	5,120,400
Liabilities
Accounts payable and accrued liabilities	(1,687,947)	(867,119)	(2,555,066)
Long term liabilities	(619,293)	-	(619,293)
Deferred tax liabilities	(1,623,599)	-	(1,623,599)
Total fair value of net assets acquired	8,261,197	-	8,261,197
Less: Cash acquired	(151,188)	-	(151,188)
Total fair value of consideration transferred, net of cash acquired	$8,110,009	$-	$8,110,009

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

On May 18, 2021 our BKRF subsidiary and CTCI Americas, Inc., a Texas corporation (“CTCI”), entered into a Turnkey Agreement with a guaranteed maximum price for the Engineering, Procurement and Construction of the Bakersfield Renewable Fuels Project (the “CTCI EPC Agreement”). CTCI Americas is a worldwide leading provider of reliable engineering, procurement and construction services, including for the refinery market. Under the CTCI EPC Agreement, CTCI has agreed to provide services to complete the engineering, procurement, construction, pre-commissioning, commissioning, start-up and testing of our renewable diesel production facility under construction in Bakersfield, California. The guaranteed maximum price under the CTCI EPC Agreement, comprising CTCI’s fees and costs, including direct costs, overhead fees and the contractor’s fee is $178 million. Costs associated with change orders and project delays could, in certain circumstances, require us to pay more than the guaranteed maximum price. The maximum amount of any such payments is uncertain as a result of a number of variable inputs, including the nature and scope of any change order, and the specific circumstances giving rise to the delay. The obligations of CTCI have been guaranteed by CTCI Corporation, the Taiwanese parent company of CTCI.

Environmental Remediation Liabilities

In connection with the acquisition, BKRF OCB, LLC agreed to undertake certain clean-up activities at the refinery and provide a guarantee for liabilities arising from the clean-up. The Company has assumed significant environmental and clean-up liabilities associated with the purchase of the Bakersfield refinery.

The Company recognizes its asset retirement obligation and environmental remediation liabilities and has estimated such liabilities as of its acquisition date. It is the Company’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental remediation liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 20 years, and up to 30 years if a longer period is believed reasonably necessary. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental remediation liabilities to their present value if payments are fixed and determinable. However, as the timing and amount of these costs were undeterminable as of September 30, 2022, these costs have not been discounted. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. At September 30, 2022, accrued environmental remediation liability costs totaled $20.5 million of which $4.2 million have been classified as current liabilities. As of September 30, 2021, accrued environmental liabilities totaled $21.1 million of which $1.3 million have been classified as current liabilities.

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

In September 2022, the Company reassessed the terms of the finance lease agreement for a building in Great Falls, Montana. The Company determined that it was no longer reasonably certain that the purchase option would be exercised within the term of the lease due to cash needs in other areas of the SusOils business. Therefore, the Company has changed the lease classification from a finance lease to an operating lease and reclassed and remeasured the building asset to a right-of-use asset and lease liability

The table below presents the lease-related assets and liabilities recorded on the balance sheet at September 30, 2022 and December 31, 2021:

Leases	Classification	As of September 30, 2022	As of December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$5,674,378	$481,027
Finance lease assets	Buildings, net of depreciation	-	3,433,005
Total lease assets		$5,674,378	$3,914,032

Liabilities
Current
Operating	Current portion of operating lease obligations	$1,655,199	$198,440
Finance	Notes payable including current portion of long-term debt	-	714,659
Non-current
Operating	Operating lease obligations, net of current portion	3,584,849	283,197
Finance	Long-term debt, net	-	2,831,284
Total lease liabilities		$5,240,048	$4,027,580

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the components of lease costs for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Operating lease cost	$219,407	$13,576	$456,510	$40,377
Finance lease cost
Amortization of leased assets	-	-	368,007	-
Interest on lease liabilities	-	-	93,853	-
Total lease costs	$219,407	$13,576	$918,370	$40,377

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Weighted average remaining lease term (in years)
Operating leases	2.9	2.2
Financing leases	-	4.8

Weighted average discount rate
Operating leases	4.52%	1.00%
Financing leases	-	4.25%

The table below presents the maturity of the lease liabilities as of September 30, 2022:

Operating leases
2022	$630,136
2023	1,855,165
2024	1,800,227
2025	1,251,911
2026	208,568
Thereafter	0
Total lease payments:	5,746,007
Less: present value discount	(505,959)
Total lease liabilities	$5,240,048

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
, Case No. RG 20072242, alleging that GCEH Acquisitions breached a consulting agreement with it. Wood Warren alleged damages of $1.2 million plus interest. The Company settled the matter in the second quarter and such amount is not material to the financial statements.

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

COVID-19

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance is ongoing, and in 2020, 2021, and 2022 the Company continues to experience delays in certain products and materials, inflationary impacts and particularly labor force related issues. The Company has implemented strict protocols on its on-site workforce and continues to monitor the potential impacts to its business. The extent of the impact of the COVID-19 pandemic on the Company’s operations, cash flows, liquidity, and capital resources is highly uncertain, as information continues to evolve with respect to the duration and severity of the virus and its variants. However, based on its experience with the disease to date, the Company expects that the future impacts due to COVID-19 are not likely to be materially disruptive to its ongoing business.

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

None.

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

Cautionary Note Regarding Forward-looking Statements

 This report contains forward-looking statements that are subject to a number of known and unknown risks, uncertainties, and other important factors, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “could,” “intend,” “may,” “will,” “should,” “expect,” “plan,” “outlook,” “anticipate,” “believe,” “estimate,” “predict,”, “project,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks, and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

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

Bakersfield Renewable Fuels Refinery
.
Since the purchase of an oil refinery in Bakersfield in May of 2020, the Company has been focused on the retooling and converting the oil refinery into a state-of-the-art renewable fuels refinery. The Company’s long-term goal is to utilize 100% camelina oil as the feedstock for the renewable diesel and other fuels produced at the Bakersfield Renewable Fuels Refinery. The retooling of the Bakersfield Renewable Fuels Refinery is ongoing and the refinery is expected to commence operations in the first half of 2023. Various scheduling issues experienced to date with our lead contractor and other factors beyond our control have delayed the completion of the project into 2023. While we are confident that we will commence operations by July 1, 2023, there can be no assurance that operations will commence by then. The conversion of the refinery has been delayed primarily due to supply chain issues, engineering, procurement and construction issues with our principal contractor, including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We also experienced inefficiencies and delays from contracted engineering firms and supply chain issues related to the general lack of personnel and specialty firms to perform required material fabrication and the necessity of performing work that was not originally anticipated or budgeted.

Our revenues from the refinery will commence with commercial operations.
Through September 30, 2022, we have invested approximately $600 million in the acquisition and retooling of the renewable fuels refinery.

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

To supplement our efforts to improve our proprietary varieties of camelina, develop our North America grower network, and expand our operations internationally, we acquired three companies in 2021 - Agribody Technologies, Inc. on April 15, 2021, Entira, Inc. on November 17, 2021, and Camelina Company Espana, S.L. on December 29, 2021. On a combined basis, these companies provide us with additional patents, know-how, experience and access to additional growth opportunities. We are integrating these newly acquired assets into our overall business strategy. One of our key strategies is to accelerate camelina grain production in North America and elsewhere. Accordingly, we are currently pursuing identified camelina opportunities in South America where large scale grain and soybean farming is prevalent.

Operational Outlook
. Our transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Bakersfield Renewable Fuels Refinery. In order to ensure that we have a buyer for the renewable diesel produced at our renewable refinery, we have entered into the Offtake Agreement with ExxonMobil under which, pursuant to a recent amendment,
ExxonMobil has agreed to purchase a minimum of 135 million gallons per year of renewable diesel from the Bakersfield Renewable Fuels Refinery for a period of 60 months following the date that the Bakersfield Renewable Fuels Refinery commences commercial operations, and 67.5 million gallons of renewable diesel for the final six month period of the initial term (for a total of 742.5 million gallons during the initial 66 month term). T he price of the renewable diesel to be sold under the Offtake Agreement is based on a combination of a fixed price and a variable price. We have also entered into the Term Purchase Agreement with ExxonMobil under which ExxonMobil has the right to purchase the additional renewable diesel that is not sold to ExxonMobil under the Offtake Agreement. Until such time as the Bakersfield Renewable Fuels Refinery is fully operational and is producing renewable fuel products, we expect that we will need to raise additional debt or equity financing (See “Liquidity and Capital Resources” below). There can be no assurances, however, that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company.

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

Critical Accounting Policies and Related Estimates

The critical accounting policies and related estimates used in the preparation of our unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 included new policies and related estimates for the Series C Preferred Stock, and warrant issuance as discussed below. Other than these new policies and estimates, there have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our 2021 Annual Report.

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

Valuation
of Warrants fo
r Contract with Customer -
The Company accounted for the valuation of newly issued warrants and the modification of existing warrants to a customer as consideration payable to the customer in accordance with ASC 606.
 This amount is reflected initially as a long-term Contract asset - related party on the condensed consolidated balance sheets and will be amortized over the term of the underlying contract as the Company satisfies its performance obligations. The Company valued this consideration in accordance with ASC 718, Compensation – Stock Compensation, using the Black-Scholes option pricing model.

Results of Operations

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Revenues.
Our Bakersfield Renewable Fuels Refinery is still in the construction phase and based on our current construction plan we believe that the refinery will commence operations in the first half of 2023. Our revenues from the refinery will commence with commercial operations. Accordingly, we had no renewable fuel product revenues in the three months ended September 30, 2022. We started selling a limited amount of our certified camelina seeds to farmers for the production of camelina seed (seed used to produce our proprietary certified camelina) and/or camelina grain (grain to be used to produce renewable fuels at our Bakersfield Renewable Fuels Refinery), which sales and certain advisory fees generated revenues of $0.9 million in the three months ended September 30, 2022 compared to no sales in the three months ended September 30, 2021.

General and Administrative Expenses and Facility Expenses
. General and administrative expenses consist of expenses relating to our corporate overhead functions and operations. The majority of our general and administrative expenses are incurred in the operations of the Bakersfield Renewable Fuels Refinery. During the three month period ended September 30, 2022, our administrative expenses increased by $3.7 million from $4.6 million to $8.3 million as compared to the three month period ended June 30, 2021 due to higher personnel, share-based compensation and transaction costs. Facility expenses primarily consist of maintenance costs at the Bakersfield Renewable Fuels Refinery and expenses normally related to the operations of a refinery. During the three month period ended September 30, 2022, our facility expenses increased by $0.7 million from $3.2 million to $3.9 million as compared to the three month period ended September 30, 2021 and was due primarily to an increase in professional fees and outside services.

Other Income/Expense.
Other income/expense was $2.0 million of net expense in the three months ending September 30, 2022 compared to $2.8 million of net expense in the three months ending September 30, 2021. The decrease in expense was due primarily to debt forgiveness and miscellaneous income offset by a $0.4 million increase in the fair value of the Class B Units from $2.9 million to $3.3 million as compared to the three month period ended September 30, 2021, which was driven primarily by market changes that impact the future cash projection eligible for distribution. The value of the Class B Units is expected to fluctuate based on various market conditions and refinery operational estimates and assumptions.

Interest Income/Expense.
During the three months ended September 30, 2022 and September 30, 2021, interest expense was $0.8 million and $0.7 million, respectively. We believe our interest expense will increase significantly in the future once the construction of our Bakersfield Renewable Refinery is completed. The construction period interest is capitalized as part of the cost of the refinery and therefore, does not impact our interest expense currently.

Net losses.
We incurred operating losses of $12.5 million and $8.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and a net loss of $15.3 million during the three months ended September 30, 2022, compared to a $11.7 million net loss during the three months ended September 30, 2021. Our operating loss increased primarily as a result of the increase in activity related to our retooling of the Bakersfield Renewable Fuels Refinery. We expect to incur losses for the remainder of 2022 and into 2023 while our Bakersfield Renewable Fuels Refinery is under construction and, therefore, not operational.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Revenues.
Our Bakersfield Renewable Fuels Refinery is still in the construction phase and based on our current construction plan we believe that the refinery will commence operations in the first half of 2023. Our revenues from the refinery will commence with commercial operations. Accordingly, we had no renewable fuel product revenues in the nine months ended September 30, 2022. We started selling a limited amount of our certified camelina seeds to farmers for the production of camelina seed (seed used to produce our proprietary certified camelina) and/or camelina grain (grain to be used to produce renewable fuels at our Bakersfield Renewable Fuels Refinery), which sales and certain advisory fees generated revenues of $2.1 million in the nine months ended September 30, 2022 compared to $0.2 million in the nine months ended September 30, 2021.

General and Administrative Expenses and Facility Expenses
. During the nine month period ended September 30, 2022, our administrative expenses increased by $14.3 million from $15.6 million to $29.9 million as compared to the nine month period ended September 30, 2021 due to increased activities, outside services, transaction costs, personnel and share-based compensation at the Bakersfield Renewable Refinery and in our upstream businesses. During the nine month period ended September 30, 2022, our facility expenses increased by $1.4 million from $9.7 million to $11.1 million as compared to the nine month period ended September 30, 2021, and was due primarily to an increase in professional fees and outside services.

Other Income/Expense.
Other income was $16.3 million higher due primarily to the change in fair value of the Class B Units, which was driven primarily by market changes that impact the future cash projection eligible for distribution during the nine months ended September 30, 2022. The value of the Class B Units is expected to fluctuate based on various market conditions and refinery operational estimates and assumptions. For the nine months ended September 30, 2022, the Company incurred a loss of $4.0 million related to extinguishment of certain debt and benefited from a $4.5 million change in fair value of a warrant commitment liability - the Company had no comparable items in the nine months ended September 30, 2021.

Interest Income/Expense.
During the nine months ended September 30, 2022, interest expense increased by $0.7 million from $2.2 million to $2.9 million as compared to the nine month period ended September 30, 2021 due to outstanding promissory notes, certain short-term financings and a bridge loan.

Net losses.
We incurred operating losses of $42.4 million and $26.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, and a net loss of $34.9 million during the nine months ended September 30, 2022 compared to a $34.0 million net loss for the nine months ended September 30, 2021. Our operating loss increased primarily as a result of the increase in activity related to our retooling of the Bakersfield Renewable Fuels Refinery, higher utility and transaction costs and the expansion and related increased activities in our upstream business. We expect to incur losses for the remainder of 2022 while our Bakersfield Renewable Fuels Refinery is under construction and, therefore, not operational. While our operating loss was higher in the current period, our net loss was lower due to a lower valuation of the obligation related to the Class B Units and a benefit from a change in fair value of the Warrant Commitment Liability.

Liquidity and Capital Resources

General
. As of September 30, 2022 and December 31, 2021, we had approximately $6.8 million and $23.4 million of cash, respectively. Of these amounts, $26 thousand and $20.5 million, respectively, is restricted and can only be spent on the Bakersfield Renewable Fuels Refinery. Of the restricted amounts, $14 thousand and $12.5 million as of September 30, 2022 and December 31, 2021, respectively, is considered long-term and is expected to be capitalized into the Bakersfield Renewable Fuels Refinery project. On September 30, 2022 and December 31, 2021 we had negative working capital of $158.8 million and $81.7 million, respectively. This working capital does not consider the long-term restricted cash identified above. The retooling of the Bakersfield Renewable Fuels Refinery is ongoing and the refinery is expected to commence operations in the first half of 2023. Various scheduling issues experienced to date with our lead contractor and other factors beyond our control have delayed the completion of the project into 2023. While we are confident that we will commence operations by July 1, 2023, there can be no assurance that operations will commence by then. Our initial revenues from the refinery will be delayed until such time as we are able to commence commercial operations. In addition, we may incur additional costs as a result of the delays (See Note K - Commitments and Contingencies for more detail on additional costs).

Our primary liquidity consists of cash on hand and available borrowings under our credit facilities, as described below. On August 5, 2022 we secured an additional $60 million under our Senior Credit Facility, which is available to be drawn no later than October 31, 2022, and an additional $16 million allowed as paid in kind interest for the third and fourth quarters of 2022 of interest payments. While we believe that these funds should be adequate to complete the Bakersfield Renewable Fuels Refinery, there is no assurance that this will be the case due to contractor delays and numerous other factors beyond our control. Additionally, we require funds for corporate and upstream development activities and expect to raise capital to meet these requirements. While the potential economic impact including inflation, supply chain delays, and increase in energy prices brought on by the current geopolitical developments, including the Russian invasion of Ukraine and the continuing impacts of the coronavirus pandemic are difficult to assess or predict, the significant impact that these developments have had on the global financial markets, agricultural commodity prices and inputs into growing those commodities, on the costs of raw materials we need, and on our own stock trading price, could reduce our ability to access additional capital, which would negatively impact our short-term and longer-term liquidity. Management will continue to explore transactions to maximize available capital, which may include raising additional debt or equity financing, refinancing existing debt,
revising our short-term operating plans, reducing anticipated investments in camelina production and in infrastructure improvements, reducing operating expenses, and deferring the timing of payments due for capital expenditures. No assurance can be given that these plans will be successful.

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

Credit Facilities
. BKRF OCB, LLC, our indirect wholly-owned subsidiary, is a party to our secured Senior Credit Facility with the Senior Lenders. As of September 30, 2022, we have borrowed $367.6 million under the Senior Credit Facility and have additional funds available up to an aggregate of $397.6 million. BKRF HCB, LLC, also an indirect wholly-owned subsidiary of Company, is party to a secured Mezzanine Credit Facility under which the Company, as the primary lender, may fund additional loans of up to an aggregate of $67.4 million. As of February 23, 2022, and the Company had loaned the full $67.4 million to BKRF HCB, LLC. Proceeds from the Senior Credit Facility and the Mezzanine Credit Facility have been, and will continue to be used to fund the pre-operational expenses and the capital costs of the Bakersfield Renewable Fuels Refinery.

The Senior Credit Facility bears interest at the rate of 12.5% per annum, payable quarterly. Principal payments are required to be made under the Senior Credit Facility after the Bakersfield Renewable Fuels Refinery has commercial operations. The Senior Credit Facility matures on November 4, 2026. The Senior Lenders also hold Class B Units in BKRF HCB, LLC. The Class B Units represent membership interest in our subsidiary, BKRF HCB, LLC and entitle the holders thereof to preferential cash distributions. The Class B Units will not affect our liquidity until the Bakersfield Renewable Fuels Refinery commences operations. However, since the holders of the Class B Units will be entitled to certain priority cumulative cash distributions, if any, that may be made in the future from the operations of the Bakersfield Renewable Fuels Refinery, distributions made on behalf of the Class B Units will reduce the amount of distributions that we may be entitled to receive in the future from the operations of the Bakersfield Renewable Fuels Refinery. As of August 5, 2022, the upside sharing ratio with respect to the Class B Units was increased from 25% to 35%.

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

Commercial Agreements
. Our transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Bakersfield Renewable Fuels Refinery. In order to ensure that we have a buyer for the renewable diesel produced at our renewable refinery, we have entered into the Offtake Agreement with ExxonMobil under which, pursuant to a recent amendment, ExxonMobil has agreed to purchase a minimum of 135 million gallons per year of renewable diesel from the Bakersfield Renewable Fuels Refinery for a period of 60 months following the date that the Bakersfield Renewable Fuels Refinery commences commercial operations, and 67.5 million gallons of renewable diesel for the final six month period of the initial term (for a total of 742.5 million gallons during the 66 month initial term). The price of the renewable diesel to be sold under the Offtake Agreement is based on a combination of a fixed price and a variable price. We have also entered into the Term Purchase Agreement with ExxonMobil under which ExxonMobil has the right to purchase the additional renewable diesel that is not sold to ExxonMobil under the Offtake Agreement.

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

Inflation
. During 2020 and 2021, inflation and changing prices have had minimal effect on our continuing operations. However, we have since experienced increases in prices of products, services and the costs of inputs used in our operations (such as the cost of natural gas, utilities, transportation and even labor) throughout our organization. These increases could have a material impact on our operations.

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

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management has evaluated the effectiveness of the Company’s ICFR as of September 30, 2022. Management based its assessment on the framework set forth in Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) in conjunction with SEC Release No. 33-8810 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission” (17 CFR PART 241). Because of the material weaknesses described below, management concluded that the Company’s ICFR was not effective as of September 30, 2022:

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

Management believes that the material weaknesses initially arose because the Bakersfield Renewable Fuels Refinery had minimal controls in place when it was purchased in May 2020, and as of September 30, 2022 the Company had not completed its implementation of all needed internal controls and procedures. The Company is taking measures to remediate these deficiencies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2022, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report, except as described below.

The delay in completing the construction of our Bakersfield Renewable Fuels Refinery has created a need for additional financing, which may not be available on favorable terms, or at all.

The construction of the Bakersfield Renewable Fuels Refinery was originally scheduled to be completed in early 2022 but has been delayed. The retooling of the Bakersfield Renewable Fuels Refinery is ongoing and the refinery is expected to commence operations in the first half of 2023. Various scheduling issues experienced to date with our lead contractor and other factors beyond our control have delayed the completion of the project into 2023. While we are confident that we will commence operations by July 1, 2023, there can be no assurance that operations will commence by then. Our initial revenues from the refinery will also be delayed until operations commence. We based our operating budgets, and we scheduled our financial commitments on the assumptions that the refinery would generate significant revenues commencing early in 2022. The delay in the completion of the construction and the deferral of revenues has required us to obtain additional capital to fund our operating expenses and our other financial obligations during the period in which we are not generating revenues. On August 5, 2022 we increased our capital available by $60 million under our Senior Credit Facility and amended certain sales agreements to reduce or eliminate any cash shortfall from completion of the Bakersfield Renewable Fuels Refinery and subsequent operations. However, there is no assurance that the measures we have enacted to date will be sufficient to fully fund all operations. Furthermore, even if we obtain additional financing or funding, the terms of such additional financing and funding may not be favorable and may negatively affect our future profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

10.1
Amendment No. 9 to Credit Agreement, dated as of August 5, 2022, by and among BKRF OCB, LLC, BKRF OCP, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 5, 2022)

10.2
Waiver No. 6 to Credit Agreement, dated as of August 5, 2022, by and among BKRF OCB, LLC, BKRF OCP, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 5, 2022)

10.3	Form of Lender Warrant (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 5, 2022)

10.4
Amendment Agreement, dated as of August 5, 2022, by and among Global Clean Holdings Inc. and the lenders referred to therein (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 5, 2022)

10.5
Transaction Agreement, dated as of August 5, 2022, by and among Global Clean Energy Holdings, Inc., ExxonMobil Renewables LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 5, 2022)

10.6
Amendment No. 3 to Product Off-Take Agreement, dated as of August 5, 2022, by and between Bakersfield Renewable Fuels, LLC and ExxonMobil Oil Corporation* (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 5, 2022)

10.7
Amendment No. 2 to Term Purchase Agreement, dated as of August 5, 2022, by and between Bakersfield Renewable Fuels, LLC and ExxonMobil Oil Corporation* (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on August 5, 2022)

10.8	EM Warrant (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on August 5, 2022)

10.9
Omnibus Amendment to Warrant Agreements, dated as of August 5, 2022, by and between Global Clean Energy Holdings, Inc. and ExxonMobil Renewables LLC (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on August 5, 2022)

10.10
Registration Rights Agreement, dated as of August 5, 2022, by and between Global Clean Energy Holdings, Inc. and ExxonMobil Renewables LLC (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on August 5, 2022)

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

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: November 14, 2022	By:	/s/ Richard Palmer
Richard Palmer Chief Executive Officer

Date: November 14, 2022	By:	/s/ Ralph Goehring
Ralph Goehring Chief Financial Officer

-41-