Form 10-K
period 2022-12-31
Global Clean Energy Holdings, Inc.
filed 2023-04-18
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number:
000-12627

GLOBAL CLEAN ENERGY HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0407858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2790 Skypark Drive, Suite 105 Torrance, California	90505
(Address of principal executive officers)	(Zip Code)

(310) 641-4234
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes

☐
 No
☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes
☐
 No
☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.Yes

☑

No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes
☐
No
☑

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates (based on the closing sale price of the registrant’s Common Stock on the OTCQX Market on June 30, 2022), was approximately $77,885,000.

The outstanding number of shares of common stock as of March 31, 2023, was 42,344,827.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, provided that if such proxy statement is not filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, an amendment to this Annual Report on Form 10-K will be filed no later than the end of such 120-day period.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report, including any documents which may be incorporated by reference into this Annual Report, contains forward-looking statements. All statements other than statements of historical fact are forward looking statements for purposes of these provisions, including statements about: the timing and cost to complete the conversion of our Bakersfield oil refinery into a renewable fuels refinery and thereafter to operate that refinery for the production of renewable fuels; our plans for large scale cultivation of Camelina as a nonfood-based feedstock and its use at our Bakersfield renewable fuels refinery; our plans to expand Global Clean Energy Holdings’ Camelina operations beyond North America; forecasts and projections of costs, revenues or other financial items; the availability, future price and volatility of feedstocks and other inputs; the plans and objectives of management for future operations; changes in governmental programs, policymaking and requirements or encouraged use of biofuels or renewable fuels; statements concerning proposed new products or services; the anticipated size of future Camelina production; future conditions in the U.S. biofuels and renewable fuels market; our ability to comply with the terms our Offtake Agreement that we entered into with ExxonMobil; our current and future indebtedness and our compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements; our ability to raise additional capital to fund the completion of our Bakersfield oil refinery and for working capital purposes; our ability to continue as a going concern; and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements, including not to occur at all. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties including those discussed in “Risk Factors”, and elsewhere in this Annual Report. All forward-looking statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Introductory Comment

Throughout this Annual Report, the terms “we,” “us,” “our,” “our company,” and “the Company” collectively refer to Global Clean Energy Holdings, Inc. and its wholly-owned subsidiaries. References to “GCEH” refer only to Global Clean Energy Holdings, Inc.

GCEH is a Delaware corporation. GCEH currently operates through various wholly owned U.S. and foreign subsidiaries. The principal subsidiaries include: (i) Sustainable Oils, Inc., (“SusOils”) our Delaware subsidiary that conducts breeding and owns proprietary rights to various Camelina varieties and operates our Camelina business; (ii) GCE Holdings Acquisitions, LLC and its five Delaware limited liability company subsidiaries that were formed to finance and own, directly or indirectly,  Bakersfield Renewable Fuels, LLC (“BKRF”) our Delaware limited liability subsidiary that owns the Bakersfield Renewable Fuels Refinery; (iii) GCE Operating Company, LLC, our subsidiary that operates our Bakersfield, California renewable fuels refinery, and employs various personnel throughout the Company; (iv) Agribody Technologies, Inc., (“ATI”) our Delaware subsidiary that owns and oversees aspects of our plant science programs; and (v) Camelina Company Espana, S.L., (“CCE”) our Spanish subsidiary that develops proprietary Camelina varieties and leads our business expansion opportunities in Europe and South America. We also own several foreign inactive subsidiaries.

PART I

ITEM 1      BUSINESS

Overview

GCEH is a vertically integrated renewable feedstocks and finished fuels company. Our business model is designed to control all aspects of the value chain, with one end of our business anchored in plant science and the other in renewable fuels production. We contract directly with farmers to grow our ultra-low carbon, nonfood, proprietary Camelina crop on fallow land to process at our renewable fuels refinery in Bakersfield, California (the “Bakersfield Renewable Fuels Refinery”). Once online, the 15,000 barrels per day (“BPD”) facility will sell up to its full production capacity of renewable diesel (“RD”).

Our focus is to be an economically viable solution in reducing global greenhouse gas (“GHG”) emissions via sustainable, more environmentally friendly alternatives to conventional petroleum-based fuels. The three pillars of sustainability — environmental, social, and economic — anchor our business philosophy. Through the implementation of these principals across our vertically integrated asset platform, we seek to drive long-term stakeholder value while creating a positive impact on food security by easing the demand on food crops for fuel production. By creating additive feedstock volume into an undersupplied market, our platform positions us as a globally scalable solution to the “Food
vs.
Fuel” quandary, while allowing us to continuously lower the carbon intensity of our finished fuels. We believe we can achieve “net zero” GHG footprint on all our finished fuels, including RD, renewable propane, renewable naphtha, and in the future, sustainable aviation fuel. By eliminating intermediaries and leveraging a vertically integrated model, we should maintain significant control of the full value chain which allows us to produce highly sustainable, low cost, high margin and ultra-low carbon finished fuels.

Over the past 15 years we have developed a portfolio of proprietary elite varieties of
Camelina sativa
(“Camelina”) to be used as a feedstock for our renewable fuels refinery, providing us with feedstock certainty unmatched in the industry. Our Camelina holds several advantages over traditional feedstocks, such as soybean oil, yielding additional Low Carbon Fuel Standard (“LCFS”) credits through a lower carbon intensity (“CI”) score, adding significant value to our end products. As a low water use rotational crop grown on fallow land, Camelina does not impact food production or compete with other crops for scarce water resources. The crop land available for potential Camelina production in the Western half of the U.S. is approximately 35 million acres. In addition, we have identified over 50 million acres of land in South America that is available for Camelina production.  The result of our vertically integrated farm-to-fuel strategy is a highly sustainable, low cost, and ultra-low carbon finished fuel.

Utilizing a farm-to-fuels strategy meaningfully differentiates our platform from our competition. Our strategy is to control all aspects of the renewable fuels value chain: (i) our upstream operations, anchored in plant and soil science, develop and produce a patented, low cost, proprietary, nonfood-based crop for use in our downstream operations; (ii) our midstream operations efficiently handle, aggregate, store, and transport feedstock to our downstream operations; and (iii) our downstream operations process and convert feedstock into drop-in renewable fuels at the Bakersfield Renewable Fuels Refinery. By eliminating intermediaries and leveraging a vertically integrated model, we have unparalleled control throughout the value chain to maximize margin generation through operational and logistical efficiencies while simultaneously minimizing feedstock costs and our GHG footprint.

Vertical Integration of the Supply Chain

1

We believe our integrated strategy differentiates us from other renewable fuels producers by enabling us to:

-	Reduce supply chain inefficiencies by controlling the entire value chain from the Camelina feedstock to finished fuels;
-	Develop and access reliable, lower cost, ultra-low carbon feedstock through our upstream operations’ farming and plant cultivation of Camelina;
-	Build on our extensive patent position and plant science knowledge of Camelina to achieve continuous improvement in ultimate yields and output;
-	Achieve higher margins by utilizing our proprietary Camelina feedstock at our Bakersfield Renewable Fuels Refinery;
-	Drive to a “net zero” GHG footprint for our renewable diesel and co-products; and
-	Produce drop-in renewable fuels that can be used in existing transportation engines on the road today and within current infrastructure.

Our Principal Products

Renewable Diesel (“RD”)

The Bakersfield Renewable Fuels Refinery will produce RD as its primary product to be sold into the transportation sector. The design of the facility indicates that over 90% of the refined products produced at the refinery will be RD and the balance will be other renewable diesel co-products, such as renewable propane, renewable naphtha, and renewable butane.

RD is made from the same feedstocks as biodiesel, but a variety of favorable qualities distinguish it as a superior fuel, causing it to carry a price premium to biodiesel. To make renewable diesel, feedstocks such as Camelina, used cooking oil, tallow, or various vegetable oils, are hydrotreated and isomerized to produce a fuel chemically identical to fossil diesel but with less contaminants. Since renewable diesel is chemically identical to fossil diesel, it can utilize the same infrastructure and can function as a drop-in, 100% replacement for fossil diesel. Renewable diesel does not need to be blended like biodiesel for use in modern engines on the road today. Also, renewable diesel does not experience the cold weather performance, water absorption, or microbial growth issues of biodiesel. Finally, because of lower levels of contaminants, renewable diesel burns cleaner than fossil diesel, reducing emissions (especially nitrogen oxide (NOx))
by up to 85%, as well as reducing engine maintenance issues.

Biofuels Oil Feedstock

Camelina is a fast-growing, low input crop traditionally grown on fallow land in rotation with wheat and other row crops, allowing farmers to improve total farm economics through better overall asset utilization. As a rotational crop, Camelina does not displace food crops or create a carbon penalty from Direct or Indirect Land Use Change (“LUC” or “ILUC”), which makes it unique as an ultra-low carbon feedstock and differentiates it from other feedstocks such as corn and soybean.

Our goal is to use Camelina as our primary feedstock at the Bakersfield Renewable Fuels Refinery. The feedstock oil needed to produce renewable jet, biodiesel, renewable diesel and hydrotreated vegetable oil (HVO) that is currently available on the market today is primarily supplied from edible seed oils, including soy, canola (rapeseed), sunflower and palm. There are also other types of feedstock that can be converted into biofuels, like animal fats and recycled cooking grease. Until our Camelina production ramps up to significant levels, we will produce renewable fuels at the Bakersfield Renewable Fuels Refinery from other seed oils, animal fats, recycled cooking grease and other types of feedstocks. However, our goal is to have Camelina oil produced from our SusOils and CCE patented Camelina varieties become the primary source of our biofuels feedstock. We anticipate a minimal amount of the refinery’s feedstock requirement will be met with Camelina oil during 2023 and 2024. The amount of Camelina oil used in the Bakersfield Renewable Fuels Refinery is expected to significantly increase in later years as Camelina cultivation increases. We will start our refinery production primarily using soybean oil or other organically derived feedstocks. We anticipate that we need between 840,000 and 1.4 million acres of Camelina production annually to meet all of the Bakersfield Renewable Fuels Refinery’s estimated annual committed volume.

Biomass Feedstock

Camelina produces a co-product from the oil extraction process which is a non-transgenic (“non-GMO”) high protein meal that has been tested and approved by the Food and Drug Administration (“FDA”) as a livestock feed for cattle and poultry. Sales of Camelina meal will aid in economically subsidizing Camelina oil, generating further cost savings to finished fuels.

Our Competitive Advantages

–
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

2

–
Proprietary, low carbon, nonfood-based feedstock.
Our proprietary Camelina is grown on fallow land, creating additive feedstock volume into an undersupplied market. This positions us as a globally scalable solution to the “Food
vs.
Fuel” quandary and lowers the carbon intensity of our finished fuels. Even without a potential meal credit, LCFS credits for RD produced from Camelina are worth more per gallon than RD produced from soybean oil. Also, the co-products produced by Camelina are eligible for D5 RINs (as described further below), whereas those produced from soybean oil are not currently approved. Finally, Camelina insulates us from the market volatility of food-based feedstocks and is not subject to macroeconomic constraints like other low CI feedstocks (
e.g.
UCO on fried food, tallow and Choice White Grease on meat consumption, and Distillers Corn Oil on gasoline/ethanol). Our competitive advantage is protected by intellectual property including patents in plant genetics, agronomics and cultivation know-how, in addition to a number of strategic and targeted regulatory approvals. Our patented seed varieties are further differentiated given their performance across a diverse range of agronomic and climatic settings and produce reliable yields, oil content, and chemical composition as well as protein content.

–
Strategically located renewable fuels refinery.
Our renewable fuels refinery is strategically located in Bakersfield, California. A double-track, mainline BNSF railroad connects the refinery to one of our primary Camelina growing regions, thereby providing us with low-cost feedstock transportation differentials. The Bakersfield Renewable Fuels Refinery also has an option for Union Pacific railroad access. We operate within the San Joaquin Valley of California, which is a large distillate demand center for trucking and agriculture. This premier location provides direct access to the highly regulated and subsidized renewable fuels demand centers in California, proximity to other low-CI feedstocks such as tallow and UCO, and an underserved market for our Camelina meal. Our location in California eliminates the logistical challenges of transporting renewable fuels to California for LCFS credits and provides access to increasing transportation fuels demand in Oregon, Washington State, and British Columbia.

–
Feedstock flexibility enhances cost control and supply assurance
. The Bakersfield Renewable Fuels Refinery will be able to refine a variety of low carbon feedstock, including (i) Camelina oil produced from our patented Camelina varieties, (ii) soybean oil, (iii) UCO, (iv) inedible animal fat, and (v) other vegetable oils. Initially, the Bakersfield Renewable Fuels Refinery will principally produce its renewable fuel products from soybean oil until the production of Camelina oil ramps up. Our target is to ultimately supply all of the feedstock of the Bakersfield Renewable Fuels Refinery utilizing Camelina oil.

–
Large footprint for future expansion and permitting advantages.
Our 510-acre site at the Bakersfield Renewable Fuels Refinery, with 2.8 million barrels of onsite tankage, provides substantial opportunities for expansion, including agricultural processing assets, additional renewable fuels capacity, solar, and other value-creation opportunities. The renewable fuels refinery also has legacy assets that facilitate the regulatory approval and permitting processes for installing additional capabilities or expansion on the site.

–
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

–
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

Business Operations-Strategy

Our strategy is to control the vertical integration of our supply chain, from development and cultivation of lower cost, nonfood-based feedstock, to the production of ultra-low carbon finished renewable fuel products. Key elements of our strategy include the following:

3

–
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

–
Expand Camelina production, domestically and internationally.
Over time, we expect Camelina to be the primary feedstock at the Bakersfield Renewable Fuels Refinery, and we also aim to grow our Camelina operations beyond supplying just our renewable fuels refinery. Our plan is to accelerate the deployment of our proprietary feedstock and our business model in the United States and abroad, directly or with strategic partners, and to pursue additional opportunities and efficiently grow our proprietary Camelina feedstock. We also intend to expand operations in Europe and in South America.

–
Enhance our midstream assets.
We have contracted for the use of key midstream assets for the separation, handling, consolidation, storage, and transportation of our Camelina feedstock, providing significant benefits to farmers. We utilize grain facilities at convenient, centralized sites in regions that can produce our Camelina on a large scale and are connected to shuttle train loops, allowing for the most energy and cost-efficient way to transport agricultural commodities across land. To further enhance our vertically integrated asset chain, we intend to build our own grain storage  along existing rail loops.

–
Leverage strategic multi-commodity counterparty relationships.
Due to our vertical integration, our agreements for the sale of finished products and purchase of feedstocks have the potential to overlap, creating an opportunity for mutually beneficial strategic relationships. For example, Camelina meal sales to local livestock producers have the potential to open doors for the purchase of tallow or renewable natural gas.

–
Improve and expand regulatory approvals
. Although we currently have a fully approved feedstock pathway for Camelina under LCFS, our pathway could be further improved by treating Camelina meal similarly to Distillers Dried Grains with Solubles (“DDGS”) in ethanol with a credit. If the California Air Resources Board (“CARB”) approves a Camelina meal credit, our finished product’s CI score could decrease by an additional 16.5 gCO2e/MJ, yielding additional LCFS credits adding significant value per gallon. Additionally, we anticipate full compliance with the European Union’s sustainability and GHG emission criteria for bioliquids used in transport, the European Union Renewable Energy Directive 2018/2001 or RED II.

–
Achieve a “net zero” GHG footprint and promote ESG ideals
. Our goal is to produce the most sustainable, least carbon intense, lowest cost fuel possible without impacting food security or causing indirect land use change. While our proprietary Camelina achieves much of our goal, we plan to further decrease our carbon intensity through efficiencies gained by co-locating agricultural facilities, harnessing wasted steam, and adding a more efficient steam methane reformer. We are also considering further opportunities to reduce our carbon footprint, such as utilizing onsite photovoltaic solar, renewable natural gas, and carbon capture.

Sources and Availability of Raw Materials

Camelina and SusOils Background

SusOils has been the leader in the development and regulatory approval of Camelina for over a decade. In 2013, Camelina was approved by the U.S. Environmental Protection Agency (“EPA”) under the Renewable Fuels Standard (“RFS”) to produce both D4 (biomass-based diesel) and D5 (advanced biofuel) Renewable Identification Numbers (“RINs”) under the Renewable Fuels Standard (“RFS2”). The EPA’s evaluation confirmed Camelina, and its co-products met the emissions reduction thresholds prescribed in 40 CFR§80.1426 of the RFS. As a result of the approval, Camelina is at a competitive advantage over other oilseed crops with an RFS pathway.

In March 2015, CARB approved a first-of-its-kind feedstock-only pathway for SusOils’ Camelina oil derived from its three patented Camelina varieties to qualify under the LCFS. The pathway only applies to SusOils’ U.S. Patent and Trademark Office-registered seed varieties. No other Camelina seed or oil can be used to produce LCFS compliant fuel. The Company believes its newly developed patented varieties will also be approved by CARB. Because our Camelina-based biofuels do not result in ILUC emissions, we anticipate full compliance with the RED II, a series of European Union sustainability and GHG emission criteria for bioliquids used in transport. Additionally, our proprietary Camelina and certain operations were previously certified by the Roundtable on Sustainable Biomaterials (“RSB”), a global, multi-stakeholder independent organization that drives the development of a bio-based and circular economy on a global scale through sustainability solutions, certification, and collaborative partnerships.

Camelina Statistics

•	Camelina yields up to ~2,000 pounds of grain production per acre
•	Camelina grain yields a much higher percentage of oil relative to soybeans (38% vs. 19%)
•	An acre of Camelina crop yielding 2,000 pounds of grain results in approximately 760 pounds of Camelina oil (or 106 gallons of Camelina oil)
•	An acre of Camelina crop yielding 2,000 pounds of grain results in an Renewable Diesel equivalent of >100 gallons
•	Grows with less than 10” annual rainfall
•	Typically grows in less than 100 days
•	Does not compete for scarce water resources
•	Crop with tolerance to insects and disease
•	Grown on empty (fallow) land in rotation with wheat and other annual crops
•	Gives farmers additional revenue from unused land in their portfolio
•	Utilizes farmers’ existing agricultural equipment
•	Does not displace food or create indirect land use change

Importantly, not all biofuels are created equal. For comparison, renewable diesel produced from soybean oil has a CI score of approximately 59 grams of CO2 emissions per megajoule of energy (“gCO2e/MJ”), while our RD production using Camelina feedstock without a meal credit has a CI of only 24 gCo2e/MJ. This improved CI score has the potential to result in incremental LCFS credit generation of approximately $0.32 per gallon at $70 LCFS. Finally, if the CARB approves treating Camelina meal similarly to DDGS in ethanol with a credit, our finished product’s CI score could decrease to approximately 7, by reducing it an additional 16.5 gCO2e/MJ, yielding additional LCFS credits worth nearly $0.15 per gallon.

Camelina Farming Operations

A key element of our domestic and international business plan is to control the development and production of the underlying base materials, or feedstock, required to produce renewable diesel. In order to leverage available cultivation assets, we contract with numerous farmers for the planting of our certified Camelina seed, which will be used for Camelina grain production for either the current or future crop years. As of April 17, 2023, we have produced enough certified Camelina seed to plant over 215,000 acres in the U.S., 200,000 acres in Europe and over 40,000 acres in Argentina of seed outside the U.S. Our principal focus in the near term has been on expanding production of Camelina in Montana, Kansas and Colorado. However, we have also expanded grain production in Washington, Oregon, North Dakota, Nebraska and Oklahoma and expect growers to be planting Camelina in Argentina in 2023.

Our Camelina headquarters is located in Great Falls, Montana, which is at the southern portion of the rich farming area known as the Golden Triangle. This location provides agronomy support to our growers in Montana and conducts research and development on furthering our proprietary Camelina development.

To supplement our efforts to improve our proprietary varieties of Camelina, develop our North America grower network, and expand our operations internationally, we acquired three companies in 2021 - Agribody Technology, Inc. (“ATI”) on April 15, 2021, Entira, Inc. (“Entira”) on November 17, 2021, and Camelina Company Espana (“CCE”) on December 29, 2021. On a combined basis, these companies provide us with additional patents, know-how, experience and access to additional growth opportunities. We have integrated these acquired assets into our overall business strategy.

In 2022, SusOils had approximately 11,000 and 1,100 acres under commercial grain and seed production, respectively. The drought in the western U.S. and especially Montana during 2022 was the primary factor limiting the amount of acreage of Camelina being cultivated. In addition, the on-going conflict in Ukraine has significantly increased the input costs of farming, including the cost of growing Camelina, and has resulted in volatile agricultural commodity prices. As a result, the total North America Camelina acreage under cultivation was significantly lower in 2022 than projected. As of April 17, 2023, commercial contracts for Camelina grain production are meeting expectations in each of our target regions and we are meeting or exceeding our deployment goals.

We also expect to launch commercial grain production in South America in 2023 on a pilot basis and are considering contracting infrastructure assets in South America to accelerate Camelina grain production, handling and processing in Argentina. Our international efforts are aimed at accelerating the deployment of Camelina grain production and processing.

Anticipated Camelina Yields

The number of pounds of Camelina grain that can be produced per acre of U.S. farmland will vary based on a number of factors (including the variety of SusOils or CCE Camelina that is planted), and under normal circumstances can range from an estimated 1,300 pounds per acre to 2,500 pounds per acre. In drought or stressful conditions, the average yield per acre could be significantly reduced. We anticipate that the initial yields in South America may be slightly lower than those achieved in the U.S. due to soil conditions and farming practices. The following table approximates the expected average amount of oil, meal, renewable diesel equivalents, and other renewable products that can be produced per acre based on the number of pounds of Camelina grain that an acre produces.

Camelina Grain Produced to Renewable Products - Estimated
Produced:
Grain Production per acre (lbs/acre) 1	1,300	2,000	2,500
Renewable Products from Grain Production:
Oil produced per acre @ 38% (lbs/acre) 2	494	760	950
Oil produced per acre (gal/acre) 3	65	101	126
Meal Feed produced (lbs/acre) 4	780	1,200	1,500
Renewable Diesel Equiv. per acre (gal/acre) 5	62	95	118
Other Renewable Products (gal) 6 Renewable Propane, Butane & Naphtha	8.5	13.1	16.4

Notes:

1.	Assumes a range of 1,300-2,500 lbs of Camelina oilseed (grain) produced
2.	Assumes ~3 8% seed oil content
3.	Assumes 7.55 lbs of Camelina Oil per gallon
4.	Assumes 60% biomass (meal) content includes a 2% processing loss
5.	Assumes an 94% feedstock to renewable diesel conversion
6.	Assumes an overall feedstock to total product conversion of 107%, less renewable diesel fraction

Bakersfield Renewable Fuels Refinery

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

Since the purchase of Bakersfield Renewable Fuels Refinery in May of 2020, we have been focused on the retooling and converting the oil refinery into a state-of-the-art renewable fuels refinery. Our long-term goal is to utilize Camelina oil exclusively as the feedstock for the renewable diesel and other fuels produced at the Bakersfield Renewable Fuels Refinery. Various issues experienced to date and other factors beyond our control have delayed the completion of the project into 2023. For example, the conversion of the refinery has been delayed due to supply chain issues, engineering, procurement and construction issues with our principal contractor, including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We also experienced inefficiencies and delays from contracted engineering firms and supply chain issues related to the general lack of personnel and specialty firms to perform required material fabrication and the necessity of performing work that was not originally anticipated or budgeted.  The project has experienced such delays despite steps taken by us to mitigate such delays.

In order to finance the costs of the Bakersfield Renewable Fuels Refinery acquisition and the development, construction, and operation of the refinery, BKRF OCB, LLC, an indirect, wholly-owned subsidiary of GCEH, is a party to a $437.6 million secured term loan facility (the “Senior Credit Agreement”).  For more details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Liquidity and Capital Resources.”

Material Contracts

Engineering, Procurement and Construction Agreement

On May 18, 2021, BKRF and CTCI Americas, Inc., a Texas corporation (“CTCI”), entered into a Turnkey Agreement for the engineering, procurement and construction (“EPC”) of the Bakersfield Renewable Fuels Refinery (the “EPC Agreement”). CTCI Americas is a worldwide leading provider of reliable engineering, procurement and construction services, including for the refinery market. Under the EPC Agreement, CTCI has agreed to provide services to complete the engineering, procurement, construction, pre-commissioning, commissioning, start-up and testing of our Bakersfield Renewable Fuels Refinery by January 2022 with liquidated damages beginning as of April 1, 2022. Under the EPC Agreement as amended, if the construction is not completed by March 31, 2023, CTCI will be obligated to make certain payments to us. The obligations of CTCI have been guaranteed by CTCI Corporation, the Taiwanese parent company of CTCI. In addition, we have agreed to provide a payment guarantee in favor of CTCI for amounts that may be owed by BKRF under the EPC Agreement. See Item 9B – Other Information, for additional information regarding the EPC Agreement.

Haldor Topsoe A/S License

Effective October 24, 2018, GCE Acquisitions entered into a ten-year, non-exclusive, non-transferable license agreement with Haldor Topsoe A/S, a company established in Denmark that owns certain proprietary rights relating to processes, catalysts, and equipment designs for the hydroprocessing of natural and synthesized hydrocarbons. GCE Acquisitions licensed these rights in order to produce renewable diesel from organically derived feedstocks at the Bakersfield Renewable Fuels Refinery. Concurrently with entering into the license agreement, on October 24, 2018, GCE Acquisitions also entered into an engineering agreement with the U.S. affiliate of Haldor Topsoe to have the hydroprocessing unit designed and built at the Bakersfield Renewable Fuels Refinery, and a catalyst supply agreement for the purchase of the catalyst, with a design capacity of up to 15,000 BPD, to be used in the hydroprocessing unit. These agreements have been assigned to BKRF. The Haldor Topsoe license gives the Bakersfield Renewable Fuels Refinery the right to hydroprocess fats, oils and greases into renewable diesel, renewable propane and butane, and renewable naphtha. This license is a one-time fee for up to 15,000 BPD of production, and is approximately $1.8 million, of which $1.4 million has been paid as of April 17, 2023.

Product Offtake and Term Purchase Agreements

Product Offtake Agreement
. BKRF is a party to that certain Product Offtake Agreement, dated effective April 10, 2019 (“Offtake Agreement”) and amended on August 5, 2022, with ExxonMobil Oil Corporation (“ExxonMobil”), pursuant to which ExxonMobil has agreed to a committed volume of 135 million gallons of renewable diesel during each of the first 5 years of the initial term, and 67.5 million gallons of renewable diesel for the final six month period of the initial term (for a total of 742.5 million gallons during the initial term). The price of the renewable diesel to be sold to ExxonMobil under the contract is based on a combination of both a fixed price and variable price. ExxonMobil has the option to extend the initial term for a subsequent five year term. Either party may terminate the Offtake Agreement if the Bakersfield Renewable Fuels Refinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Renewable Fuels Refinery’s operations. On February 28, 2023, we received notice from ExxonMobil, that effective as of July 1, 2023, ExxonMobil was irrevocably terminating the Offtake Agreement without any further action of ExxonMobil, upon failure of the Bakersfield Renewable Fuels Refinery to commence operations contemplated by the Offtake Agreement by June 30, 2023 (the “Start Date”).  The Company believes that ExxonMobil’s purported termination of the Offtake Agreement is ineffective, and the Company reserves and will enforce all its rights under the Offtake Agreement, including without limitation those rights that automatically extend the Start Date. The Company does not have any other offtake arrangements for renewable diesel other than the Offtake Agreement.

Term Purchase Agreement
.  BKRF is also a party to a Term Purchase Agreement (“TPA”) with ExxonMobil under which ExxonMobil has the right to purchase additional quantities of renewable diesel from our Bakersfield Renewable Fuels Refinery, and we are obligated to sell such additional amounts of renewable diesel to ExxonMobil. Renewable diesel sold to ExxonMobil under the TPA may be resold by ExxonMobil to third parties or used or consumed by ExxonMobil or any of its affiliates. ExxonMobil will pay us a price for the renewable diesel purchased under the TPA based on an agreed formula and additional payments based on ExxonMobil’s realized margin for downstream resales of the TPA renewable diesel based on a tiered formula that is subject to a floor. ExxonMobil has agreed to ensure that all such resales are consummated at fair market prices. The TPA has a 66 month term. ExxonMobil has the option to extend the initial five-year term for a second five-year term. ExxonMobil’s exercise to extend the term of the TPA must be concurrently exercised with the extension for the Offtake Agreement.  The termination of the Offtake Agreement will result in termination of the TPA.

Sustainable Oils License Agreement

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

Technology and Patents

Sustainable Oils
. SusOils’ Camelina intellectual property (IP) includes U.S. patents, U.S. and Canadian patent applications, as well as other intellectual properties including trademarks, trade secrets and know-how relating to the production and cultivation of Camelina as a biofuels feedstock. SusOils currently owns six issued U.S. patents on six elite Camelina varieties, as well as an issued U.S. patent for a method to alter and/or improve the fatty acid composition of Camelina seeds. SusOils has filed three additional utility patent applications pending with the U.S. Patent and Trademark Office for new varieties of Camelina, and has also applied for protection with the U.S. Department of Agriculture (“USDA”) under the Plant Variety Protection Act (“PVPA”) for these three new Camelina varieties.

Camelina Company Espana
.   CCE, the European Camelina company we acquired in December 2021, has obtained plant breeders’ registration certificates for nine elite Camelina varieties at the European Union’s Community Plant Variety Office (“CPVO”), equivalent to the USDA’s PVPA rights. CCE also has applications pending in the CPVO for an additional two elite varieties. Seven (7) of these varieties have PVP applications in progress in the U.S. Similar applications are pending in certain South American countries.

Agribody Technologies
. ATI, the plant sciences subsidiary that we acquired in April 2021, holds an issued key utility patent with broad claims for genome editing of the DHS gene to improve key agronomic traits in all plants. In addition to its primary application to Camelina, this technology is being licensed or co-developed with several seed and farming companies to increase crop yields, enhance tolerance to abiotic and biotic stress, and extend the shelf life of perishable products such as fruits, vegetables and flowers.

Markets

Renewable Diesel

Most renewable diesel in the United States is consumed in California, due to its strong LCFS program. In 2022, almost 1.4 billion gallons of renewable diesel was consumed in California, compared to approximately 1.7 billion gallons in the United States; most of the remaining renewable diesel is consumed in Oregon under its Clean Fuels Program. Domestic production accounted for roughly 861 million gallons and 1,480 million gallons and foreign imports accounted for 392 million gallons and 263 million gallons in 2021 and 2022, respectively, most of foreign supply originated in Singapore. Domestic production is forecasted to increase significantly during the next five years as projects representing over four billion gallons per year of capacity have been announced by various companies; however, we only expect a portion of these projects to actually come online.

RD has a large addressable market. Because RD is a 100% replacement for petroleum-based diesel, the total addressable market includes the collective consumption of biodiesel, RD, and petroleum-based diesel. In aggregate, the United States transportation sector consumed 48 billion gallons of these fuels in 2021, with almost 4 billion gallons consumed in California alone. Canada will also represent an important market as it implements its own LCFS program.

Other Finished Fuels

Propane: An estimated 550 million gallons of propane were consumed in California in 2021, of which 62 million gallons was for use in internal combustion engines.

Agriculture

When our Camelina grain is processed, it is separated into neat plant oil and biomass, the latter of which is a protein rich animal feed supplement similar to canola or soybean meal. An additional benefit of our animal feed is that it is non-GMO. The market for protein meal in the western United States is roughly 5 million tons per year (“MMTPY”), which is supplied primarily from interior states that grow and extract row crops like soybeans. The livestock industry in California’s San Joaquin Valley, which has among the largest concentrations of cattle and dairy producers in the United States, imports virtually all its portion of California’s 3 MMTPY of protein meal from outside its borders. Domestic use of protein meal is estimated to be 40 MMTPY.

Governmental Regulations

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

California Low Carbon Fuel Standard

LCFS is a market-based incentive program intended to reduce the CI of transportation fuels within the state of California. Rather than a set credit per gallon like the RFS, the CI score of a fuel is assessed individually with one LCFS credit representing one metric ton of CO2. CARB sets a CI benchmark for fuels, which decreases annually, creating compliance requirements. To meet these compliance requirements, obligated parties such as refiners of gasoline, diesel, and jet fuel, purchase tradeable LCFS credits generated by renewable fuels to offset their deficits. RD and its co-products are all eligible to participate in the LCFS program. During 2022, the credit prices decreased as additional RD and electrical vehicle adoption increased in the California market. CARB has announced they are evaluating certain relevant benchmark schedules with the intent of encouraging a faster decarbonization of activities in California, which if implemented, is expected to increase the value of the LCFS credits for the next several years.

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

Blenders’ Tax Credit (“BTC”)

Originally passed in 2004, qualified producers or blenders are eligible for a federal income tax credit of $1.00 per gallon of pure biodiesel or renewable diesel produced or blended. Since its inception, the BTC has been extended or retroactively applied every year. The BTC was scheduled to expire at the end of 2022. However, during 2022 the BTC was extended through 2024. After 2024, a new credit, the Clean-Fuel Production Credit will be available until December 31, 2027 for certain transportation fuels that meet a particular emissions reduction factor. The base credit is 20 cents per gallon or $1.00 per gallon if prevailing wage and apprenticeship requirements are met.

Other Renewable Markets

Oregon implemented its Clean Fuel Program (“CFP”), which closely mirrors California’s LCFS program, in 2016. Other states are also expected to begin implementing their own transportation fuel policies in the near-term. For example, the state of Washington has passed legislation mandating an LCFS program by 2023, while New York, New Mexico, Minnesota, and a number of other Midwest States are evaluating similar programs to help meet their long-term emissions reduction targets. Canada also represents an important market as it begins to implement its own LCFS program. Europe also has several established renewable fuels programs.

Employees

As of December 31, 2022 we had 134 full time employees, of whom 117 were located in the United States and 17 were located in Spain and we also engaged approximately 68 full or part-time contract employees and consultants in the United States. We anticipate that we will have to hire additional employees domestically and internationally in the near future to support our operational needs. We consider our relations with our employees to be good.

Available Information

GCEH is incorporated in the State of Delaware. GCEH’s principal executive offices are located at 2790 Skypark Drive, Suite 105, Torrance, California, Los Angeles County, California 90505, and its current telephone number at that address is (310) 641-4234. GCEH maintains a website at:
www.gceholdings.com
. GCEH’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company are available on GCEH’s website, free of charge, as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (“SEC”). The address of that site is
www.sec.gov
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

Risks Related to
Our
Business and Industry

We have not completed the construction and commissioning of the Bakersfield Renewable Fuels Refinery. We may experience additional time delays, unforeseen expenses, increased capital costs, and other complications while developing the Bakersfield Renewable Fuels Refinery, which complications could delay the commencement of revenue-generating activities and increase our development costs.

The completion of the construction of the Bakersfield Renewable Fuels Refinery has been delayed, and the project currently is still under construction. Based on the schedule provided to us by our lead contractor, the Bakersfield Renewable Fuels Refinery is currently projected to be completed during 2023. Various scheduling issues experienced to date with our lead contractor and other factors beyond our control have delayed completion of the project. Such factors have included, by way of example, poor planning and execution by the engineering, procurement and construction contractors for the project, the impact of the COVID-19 pandemic, and other matters.  Delays to engineering activities have resulted from, among other things, inadequate engineering staffing, and the failure or inability to progress engineering in a timely, efficient, and collaborative manner.  The project has also experienced engineering, procurement and construction issues with our lead contractor, including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We also experienced inefficiencies and delays from contracted engineering firms and due to the unavailability of skilled labor and specialty firms to perform required material fabrication, labor inefficiencies, productivity issues, material shortages, supply chain disruption, and transportation delays.  The project has experienced such delays despite steps taken by us to mitigate such delays.  While we have issued our lead contractor with change orders to accelerate the completion of the project, further delays beyond estimated timelines, or unexpected construction costs, could increase the cost of completion beyond our budgeted costs.

Furthermore, while we believe we currently hold all necessary material environmental, regulatory, construction and zoning permits for construction and start-up of the Bakersfield Renewable Fuels Refinery, no assurance can be given that we will not be required to obtain additional regulatory and land use approvals, which could also delay commencement of operations of the Bakersfield Renewable Fuels Refinery or increase its development costs. If for any reason we are unable to construct and commission the Bakersfield Renewable Fuels Refinery within the financial and timing requirements, our business and our expected operating results, cash flows and liquidity will be materially and adversely affected.

The delay in completing the construction of our Bakersfield Renewable Fuels Refinery has created a need for additional financing, which may not be available on favorable terms, or at all.

The construction of the Bakersfield Renewable Fuels Refinery has been delayed. While we have issued change orders to our lead contractor to accelerate the completion of the project, there can be no assurances that the project will be complete when anticipated, and our initial revenues from the refinery will be delayed until operations commence. Our operating budgets, including our scheduled financial commitments, are based on the assumptions that the refinery would generate significant revenues commencing during 2023. As a result, we have been required to obtain additional capital to fund our operating expenses and our other financial obligations during the period in which we are not generating cash flows from the operation of the Bakersfield Renewable Fuels Refinery. Our Senior Credit Agreement provides for commitments of up to $437.6 million, of which $18 million remains to be drawn.  We estimate that we will require approximately $90 million to fund completion of the Bakersfield Renewable Fuels Refinery and operations through
April 17, 2024
and possibly an additional $40 million to fund the initial feedstock required for operations. We do not have any other credit or equity facilities available with financial institutions, stockholders, or third party investors, and as a result will be required to obtain additional debt or equity financing on a best efforts basis. There is no assurance, however, that we can raise the capital necessary to fund our business plan.  Failure to raise the required capital will have a material and adverse effect on our operations, and could cause us to curtail operations.  Furthermore, even if we obtain additional financing or funding, the terms of such additional financing and funding may not be favorable and may negatively affect our future profitability.

The termination of the ExxonMobil Oil Corporation Product Offtake Agreement would negatively affect our future marketing and sales of renewable diesel and would trigger an event of default under our Senior Credit Agreement.

Under the Offtake Agreement that we entered into with ExxonMobil, ExxonMobil has agreed to a committed volume of 135 million gallons of renewable diesel during each of the first 5 years of the initial term, and 67.5 million gallons of renewable diesel for the final six month period of the initial term (for a total of 742.5 million gallons during the initial term). We have also entered into the TPA with ExxonMobil where we granted ExxonMobil the right to purchase the renewable diesel produced at the Bakersfield Renewable Fuels Refinery in excess of the amount of renewable diesel that we sell to ExxonMobil under the Offtake Agreement.

On February 28, 2023, we received notice from ExxonMobil, that effective as of July 1, 2023, ExxonMobil irrevocably terminates the Offtake Agreement, without any further action of ExxonMobil, upon failure of the Bakersfield Renewable Fuels Refinery commencing operations contemplated by the June 30, 2023 Start Date. On March 5, 2023, we notified ExxonMobil that its purported termination of the Offtake Agreement is ineffective under the terms of the Offtake Agreement, and that we reserve and will enforce all of our rights under the Offtake Agreement, including without limitation those rights that automatically extend the Start Date. Termination of the Offtake Agreement will result in termination of the TPA and would constitute an event of default under our Senior Credit Agreement. Our obligations under the Senior Credit Agreement are secured by a security interest in all of the assets at the Bakersfield Renewable Fuels Refinery, by all of the assets and ownership interests of our subsidiaries that directly or indirectly own the Bakersfield Renewable Fuels Refinery and in all of the assets of SusOils.  As a result, any termination of the Offtake Agreement would have a material adverse effect on our operations, and to the extent the lenders under the Senior Credit Agreement foreclose on the collateral securing our outstanding indebtedness under the Senior Credit Agreement following an event of default, could cause us to curtail operations.

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

Our business strategy relies upon our future ability to successfully operate the Bakersfield Renewable Fuels Refinery and to source Camelina and other feedstocks in a cost-effective manner. Our business strategy relies on numerous assumptions and these assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. Our future ability to execute our business strategy is uncertain and unproven, and it can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our business. Among the factors that could have a material adverse effect on our ability to implement our strategy and achieve our targets are the following:

–	inability to complete the construction of the Bakersfield Renewable Fuels Refinery and for the anticipated cost and within our available financial resources;

–	inability to source feedstock for the Bakersfield Renewable Fuels Refinery, including Camelina, in sufficient quantities and/or at economically attractive prices;

–	failure to manage third-party Camelina cultivation operations at the expected costs and in the projected time frame;

–	inability to enroll a sufficient number of farmers to grow Camelina in to fulfill forecasted Camelina feedstock requirements;

–	inability to maintain existing or secure new offtake arrangements for our renewable diesel;

–	inability to raise the necessary capital to fund the completion of the Bakersfield Renewable Fuels Refinery and our operations;

–	failure of our proprietary Camelina varieties to produce the amount and quality of grain as expected;

–	changes in existing laws and regulations affecting energy markets in general, and renewable energy markets in particular;

–	changes in general economic, political and business conditions in the U.S., particularly those that affect the energy and renewable fuels markets;

–
increases in operating costs, including the need for additional or unexpected capital improvements, labor costs transportation, processing and storage costs, insurance premiums, general taxes, real estate taxes and utilities, environmental regulation compliance costs, and other costs affecting our profit margins;

–	public health crises, such as the coronavirus outbreak that began in early 2020, which could impact global economic conditions; and

–	inability, or failure, of any customer or contract counterparty to perform their contractual obligations to us.

We are dependent on our contractors for the successful completion of the Bakersfield Renewable Fuels Refinery.

Construction of most of the Bakersfield Renewable Fuels Refinery has been outsourced to CTCI under the EPC Agreement, but certain other contractors have also been engaged by us to, among other things, construct and refurbish railroad tracks through the Bakersfield Renewable Fuels Refinery and to install underground pipelines. Our business strategy is highly dependent on our contractors’ performance under their agreements with us. Our contractors’ ability to perform successfully under their contracts is dependent on a number of factors, including their ability to:

–	design and engineer the Bakersfield Renewable Fuels Refinery to operate in accordance with specifications;

–	engage and retain third-party subcontractors and procure equipment and supplies;

–	respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control;

–	attract, develop and retain skilled personnel, including engineers;

–	post required construction bonds and comply with the terms thereof;

–	manage the construction process generally, including coordinating with other contractors and regulatory agencies; and

–	maintain their own financial condition, including adequate insurance coverage and working capital.

While the EPC Agreement provides for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of our Bakersfield Renewable Fuels Refinery, and any liquidated damages that we receive will likely not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to them asserting rights and remedies under their contracts and potentially increase our costs or result in a contractor’s unwillingness to perform further work on the project. Under our EPC Agreement, there are potentially additional costs that may be incurred due to the acceptance of change order requests and additional work to be performed. On April 13, 2023, the Company received notice from CTCI demanding mediation and arbitration in connection with outstanding change order claims, and for other compensation it believes it is owed under the CTCI Agreement.  See Item 9B – Other Information, for additional information regarding these change order claims. If any contractor is unable or unwilling to perform according to the terms of its respective agreement for any reason or terminates its agreement, we would be required to engage a substitute contractor, which would likely result in significant project delays and increased costs.

Litigation or regulatory proceedings may materially adversely affect our business, results of operations and financial condition.

We are, or may become a party to various lawsuits, claims and loss contingencies arising in the ordinary course of business and general liability claims, assertions by certain regulatory and governmental agencies related to permitting requirements and/or air, wastewater and storm water discharges from our Bakersfield Renewable Fuels Refinery. We also may, from time to time, become subject to litigation involving tort, contract, statutory, labor, employment, tax matters, and other claims.  For example, on March 1, 2023, the Company received notice that ExxonMobil Renewables LLC, in its capacity as a preferred stockholder of the Company, filed a complaint against the Company in the Court of Chancery of the State of Delaware to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law in relation to alleged wrongdoing by the Company’s management (“Section 220 Demand”).  While we believe that the allegations described in the complaint are without merit, it is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 Demand.

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

Our business is affected by global economic and political conditions which impact our production costs, the markets for our products, and the sales prices of our various products. Recent events and conditions that have affected, and may continue to materially affect our operations include the severe drought and extreme weather conditions in our primary Camelina cultivation regions, global geopolitical instability (such as the ongoing conflict between Russia and Ukraine and economic and other retaliatory measures taken by the United States, European Union and others), fluctuating interest and foreign currency rates, fluctuating fuel and other energy costs, fluctuating commodity prices, increases in farming costs, and general uncertainty regarding the overall future economic environment. In addition, recent inflationary pressures have increased the cost of raw materials and other operating costs and may adversely affect our results of operations. These conditions have materially affected the ability of our contracted farmers to produce Camelina, the cost of producing and transporting Camelina, the cost at which we currently expect to produce our renewable fuel products, and the market for renewable fuel products. In challenging and uncertain economic environments such as the current one, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, financial condition and results of operations, or on the price of our common stock.

The COVID-19 pandemic has adversely impacted our business.

The ongoing COVID-19 pandemic has negatively impacted the global economy and certain aspects of our operations, and may adversely continue to impact our business in the future. We cannot predict the degree to, or the time period over which our operations will be affected by this outbreak, and the effects could be material. The impacts include, but are not limited to:

–	a significant decline in demand for our products due to market disruptions, resulting in a decline in sales and prices;

–	limitations of feedstocks, price volatility, or disruptions to our suppliers’ operations;

–	the interruption of our distribution system, or temporary or long-term disruption in our supply chains, or delays in the delivery of our products;

–	supply chain issues that could cause delay or unavailability of certain materials and contribute to inflationary pressures;

–	suspension of renewable fuel and/or low carbon fuel policies;

–	limitations on our ability to operate our business as a result of federal, state or local regulations; and

–	decreases in the demand for and price of Renewable Identification Numbers and low carbon fuel standard credits as a result of reduced demand for petroleum-based gasoline and diesel fuel.

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

–
difficulty in effectively integrating the operations of any acquired company, business or facility, including integrating acquired technologies, products or services with our current technologies, products or services, and retaining key personnel;

–	demands on management related to the increase in our size after an acquisition and integration of the acquired business and personnel;

–	failure to achieve expected synergies and costs savings;

–
difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal control over financial reporting, and related procedures and policies;

–	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

–	the need to fund significant working capital requirements of any acquired production facilities or businesses;

–
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

–
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, such as, claims from terminated employees, customers, former stockholders or other third parties; and

–	the incurrence of significant exit charges if products or services acquired in business combinations are unsuccessful.

Any foreign acquisitions will, in addition to the foregoing risks, also be subject to a number of other risks, including:

–	challenges caused by distance, language, cultural differences, political economic and social instability, and the assimilation of broad and geographically dispersed personnel and operations;

–	difficulties in protecting and enforcing our intellectual property rights abroad;

–	the inability to extend proprietary rights in our technology into new jurisdictions;

–	currency exchange rate fluctuations and foreign tax consequences;

–	general economic and political conditions in foreign jurisdictions;

–	foreign exchange controls or U.S. tax laws in respect of repatriating income earned outside the United States;

–	compliance with the U.S. Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption regulations, and

–	higher costs associated with doing business internationally, such as those associated with complying with export, import regulations and trade and tariff restrictions.

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

We do not own or control any farms or farmland on which we can grow our patented varieties of Camelina. Accordingly, we are wholly dependent upon farmers to plant, cultivate, harvest and store the Camelina that we plan to use as feedstock for the production of renewable diesel at the Bakersfield Renewable Fuels Refinery, and possibly elsewhere. Our ability to obtain the amount of Camelina that we propose to use as feedstock at the Bakersfield Renewable Fuels Refinery therefore is dependent upon our ability to recruit a sufficient number of farmers to grow Camelina for us, to enter into mutually acceptable financial and other arrangements with the farmers that we recruit, and for those farmers to successfully grow, harvest and deliver that Camelina to us. For the 2023 growing season we have identified hundreds of farmers that have expressed an interest in producing Camelina in accordance with our production contract and 30 elevators in 8 states that are willing and able to aggregate and ship Camelina grain. However, no assurance can be given that we will be able to develop and maintain the farming, storage and delivery arrangements necessary to produce the quantities of Camelina that we plan to use at the Bakersfield Renewable Fuels Refinery. In addition to the risks associated with enrolling farmers in our proposed Camelina production operations, the results of those farming operations may be adversely affected by numerous factors over which we have little or no control and that are inherent in farming, including adverse weather (e.g., floods and storms, severe heat, frost, and hail), changes in growing conditions, crop diseases or pest infestations. Extreme drought conditions have occurred in 2021 and 2022 across much of the Western U.S., including in the states in which our Camelina is planted and is expected to be planted. These conditions may negatively impact our ability to produce the amount of Camelina that we are currently planning to produce for our Bakersfield Renewable Fuels Refinery. Changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters and have created additional uncertainty. The conflict between Russia and Ukraine has significantly increased the cost of fertilizer and other inputs used to grow Camelina, which may further negatively impact our Camelina operations. Our Camelina operations will also be subject to any new government regulations regarding farming and the marketing of agricultural products.

Increased industry-wide production of renewable diesel due to potential utilization of existing excess production capacity, announced plant expansions of renewable diesel and potential co-processing of renewable diesel by petroleum refiners, could reduce prices for our fuel and increase costs of feedstocks, which would seriously harm any future revenues and operations.

If additional volumes of advanced biofuel RIN production come online and the EPA does not increase the renewable volume obligation (“RVO”) under the RFS2 in accordance with the increased production, the volume of advanced biofuel RINs generated could exceed the volume required under the RFS2. In the event this occurs, biomass-based diesel and advanced biofuel RIN prices would be expected to decrease, potentially significantly, harming demand for our products and our profitability.   According to the EPA, in 2022, 5.0 billion gallons per year of biomass-based diesel production capacity in the United States was registered under the RFS2 program. This amount far exceeds both historic consumption of biomass-based diesel in the United States and required consumption under the RFS2.  Further, due to economic incentives available, several petroleum refiners have started or may soon start to produce co-processed renewable diesel (“CPRD”). CPRD uses the same feedstocks to produce biomass-based diesel and it generates an advanced biofuel RIN. CPRD may be more cost-effective to produce than biomass-based diesel.

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

Under the TPA, ExxonMobil has the right to purchase renewable diesel that is not sold to ExxonMobil under the Offtake Agreement at a market-based formula price. Accordingly, we will be subject to the risks related to fluctuating prices for all renewable diesel and other products that we sell to ExxonMobil under the TPA. Since the Camelina that we intend to use at our renewable fuels refinery is grown specifically for us at pre-established costs, we have attempted to mitigate the risks from the market/pricing volatility that exist with market-based feedstocks. However, there is no assurance that the Camelina that is produced for us can be produced at a favorable cost/price to us, or that it can be produced in sufficient quantities to materially reduce or control our feedstock risks.

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

An important element of our Bakersfield Renewable Fuels Refinery operations is the use of Camelina oil that is derived from our patented varieties of Camelina as one of the principal feedstocks at the Bakersfield Renewable Fuels Refinery. We currently have six issued U.S. utility patents for varieties of Camelina as well as another issued U.S. utility patent directed to methods for improving the Camelina oil. We have also filed additional utility patent applications for three Camelina plant varieties (which varieties are also covered by three applications that we have filed under the Plant Variety Protection Act (“PVPA”)). We have acquired 11 EU patents for 11 Camelina varieties in our acquisition of CCE, and those patents have enhanced our existing intellectual property for Camelina. Interpreting the scope and validity of patents and success in prosecuting patent applications involves complex legal and factual questions, and the issuance, scope, validity and enforceability of a patent cannot be predicted with any certainty. Patents issued to us may be challenged, invalidated or circumvented. Accordingly, we cannot be certain that any of our patent applications will result in issued patents, or if issued, we cannot be certain of the validity and/or enforceability of any newly issued patents. Moreover, we cannot be sure that any of our patent rights will be broad enough in scope to provide commercial advantage and prevent circumvention, nor do our patents give us the exclusive right to cultivate other varieties of Camelina. Our patents do not limit the right of others to use the oil from other Camelina varieties as a biofuels feedstock. No assurance can be given that other biofuel producers will not imitate our business plan and use Camelina as a biofuel feedstock, nor do our existing patent rights prevent others from competing with us and developing substantially similar business plans.

Our intellectual property provides us with a competitive advantage in our business. If we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property rights, our business could be adversely affected.

A key element of our business strategy relies on our ability to produce feedstock from our proprietary varieties of Camelina. We have 15 patented varieties of Camelina that, we believe, have traits that make them more suitable and productive for biofuel feedstock purposes. In addition, we have recently developed five other new varieties that, we believe, will significantly improve the productivity and sustainability of these varieties of Camelina. We believe our ability to produce Camelina from our proprietary varieties will provide us with a significant competitive advantage in the biofuels market. Accordingly, we attempt to protect our Camelina-related intellectual property through a combination of intellectual property rights, including through patents, PVPA filings and as trade secrets. However, the patents on our Camelina varieties and our related patents for altering/improving traits of Camelina have only been issued in the United States and Europe, although we have filed patent or PBPA applications for certain of our patents in select foreign countries. We are planning to expand our Camelina production activities to South America, and intellectual property rights, particularly those related to the protection of agricultural commodities, may provide less protection, and may be more difficult to enforce in foreign jurisdictions. The loss of our rights in one or more of our proprietary Camelina varieties could materially impact our competitiveness.

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
In addition, while Congress specified RFS2 volume requirements through 2022 (subject to adjustment in the rulemaking process), for the first time starting in 2023, EPA must establish renewable fuel volumes and percentage standards itself instead of relying on statutorily mandated targets (referred to as the “set” rule) in coordination with the Secretary of Energy and Secretary of Agriculture. We cannot predict what future changes by the EPA, if any, will be instituted or the impact of any changes on our business, although adverse changes could seriously harm our revenues, earnings and financial condition.

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

The most significant tax incentive program has been the federal biodiesel mixture excise tax credit, referred to as BTC. Under the BTC, the first person to blend pure biomass-based diesel with petroleum-based diesel fuel receives a $1.00 per gallon refundable tax credit. The BTC was established on January 1, 2005 and has lapsed and been reinstated retroactively and prospectively several times. In December 2019, the BTC was retroactively reinstated for 2018 and 2019 and was in effect from January 2020 through December 2022, and in August 2022, was extended through December 2024. Unlike the RFS2 program, the BTC has a direct effect on federal government spending and changes in federal budget policy could result in its elimination or in changes to its terms that are less beneficial to us. After 2024, a new credit, the Clean-Fuel Production Credit will be available until December 31, 2027 for certain transportation fuels that meet a particular emissions reduction factor. The base credit is 20 cents per gallon or $1.00 per gallon if prevailing wage and apprenticeship requirements are met. We cannot predict what action, if any, Congress may take with respect to the BTC after 2024, or the Clean-Fuel Production Credit after 2027.

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

We incurred net losses of $54.1 million and $51.4 million during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $171.8 million. We expect to incur significant additional expenses between the date hereof and the commencement of commercial operations on the development and construction of the Bakersfield Renewable Fuels Refinery, on pre-operational and start-up costs, on our debt service obligations, on our upstream feedstock development operating costs, and on general and administrative expenses. Furthermore, we do not expect to generate any revenues until the Bakersfield Renewable Fuels Refinery is operational. We estimate that we will require approximately $90 million to fund completion of the Bakersfield Renewable Fuels Refinery and operations through April 17, 2024 and possibly an additional $40 million to fund the initial feedstock required for operations. In addition, under the Senior Credit Agreement, the Company is required to raise $110 million to refinance a portion of the senior debt, and may require (if not amended) $60 million for cash interest payments related to the senior debt. These expenditures include corporate, upstream and downstream costs and capital expenditures, operating costs and inventory accumulation. We plan to finance our operations through equity and/or debt financings. There are no assurances that financing will be available with acceptable terms, if at all. If we are not successful in obtaining financing, our operations would need to be curtailed or ceased or the Company would need to sell assets or consider alternative plans up to and including restructuring.

We are a development stage company that currently has no revenues, and we do not expect to generate meaningful revenues until the Bakersfield Renewable Fuels Refinery commences commercial operations.

We are a development stage company with no revenues and no operations other than those related to the construction of the Bakersfield Renewable Fuels Refinery and to the development of our Camelina cultivation operations. We do not expect to generate material revenues until the Bakersfield Renewable Fuels Refinery has commenced commercial operations. We will incur significant net losses and significant capital expenditures through the commercial completion of the Bakersfield Renewable Fuels Refinery. Any delays beyond the expected construction completion date for the Bakersfield Renewable Fuels Refinery would prolong, and could increase the level of, our operating losses.

The terms of our Senior Credit Agreement and the Series C Preferred shares will significantly limit the amount of cash that is available to GCEH.

As of April 17, 2023, we have borrowed an aggregate of $429.5 million under our Senior Credit Agreement. The terms of the Senior Credit Agreement significantly limit the amount of cash available to the Company prior to payment of amounts owed thereunder.  In addition, certain lenders under the Senior Credit Agreement own Class B Units in BKRF HCB, LLC, our borrowing subsidiary, which provides for the preferential right to 35% of cash distributions available from the operations of the Bakersfield Renewable Fuels Refinery (up to an amount equal to a 2.0x multiple of invested capital), which distributions have priority over the Class A Units and Class C Units owned by GCEH.  As of April 17, 2023, the senior lenders had preferential rights to receive a total of $859.0 million, and under certain circumstances for a limited period, an additional 5% of the free cash flow. The Senior Credit Agreement matures on December 31, 2025.

In addition, the terms of our Series C Preferred Stock (“Series C Preferred”) entitle the holders thereof to receive dividends at a rate of 15%, compounded quarterly prior to any distributions to our common stockholders. If we redeem the shares of Series C Preferred by the second anniversary of issuance, the redemption price is an amount equal to 1.85 times the initial purchase price, as adjusted, and if we redeem the shares of Series C Preferred after the second anniversary of issuance, the redemption price is an amount equal to two times the initial purchase price, as adjusted. The payments of this dividend will significantly reduce the amount of cash available to the Company while the Series C Preferred shares are outstanding.

We are subject to various restrictions under the Senior Credit Agreement, and substantially all of our assets are held as security under the terms of our Senior Credit Agreement. If we are unable to comply with the restrictions and covenants in our Senior Credit Agreement, our senior lenders could declare an event of default and accelerate the payment obligations thereunder
.

The obligations under the Senior Credit Agreement are secured by a security interest in all of the assets of the Bakersfield Renewable Fuels Refinery, by all of the assets and securities issued by the limited-purpose, wholly-owned indirect subsidiaries of the Company that are parties to the Senior Credit Agreement, and all of the assets of SusOils. The Senior Credit Agreement contains certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Senior Credit Agreement, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. On several occasions in the past we have failed to fully comply with all of the requirements of the Senior Credit Agreement. While the lenders have not previously declared an event of default and have waived our prior non-compliance with certain covenants, no assurance can be given that we will be able to fully comply with all of the senior credit agreement provisions in the future, or if we fail to remain in compliance, that the senior lenders will not declare an event of default in the future. A breach of any of the covenants under the Senior Credit Agreement could permit the senior lenders to declare an event of default. Upon the occurrence of an event of default under the Senior Credit Agreement, the senior lenders could elect to declare the entire outstanding balance of the Senior Credit Agreement to be immediately due and payable, we could be forced to enter into unfavorable amendments to the Senior Credit Agreement, could be required to pay additional fees and costs, and the secured lenders could foreclose against all of the Bakersfield Renewable Fuels Refinery’s assets, the ownership interests of the various subsidiaries and SusOils. A foreclosure could result in the loss of our refinery, our refining business and intellectual property, and we could be forced to curtail our operations or enter into bankruptcy or liquidation.

Failure to fully comply with the terms of the Certificate of Designation of the Series C Preferred could result in the change of control of our Board of Directors.

The shares of Series C Preferred were issued pursuant to a Certificate of Designations of Series C Preferred Stock (the “Certificate of Designations”) that we filed with the Delaware Secretary of State. The Certificate of Designations contains numerous restrictions on us, such as our ability to amend our charter documents, to issue certain securities, to hire or terminate certain executive officers, or to increase the size of our Board. An affirmative breach of these restrictions, or any other breach of the Certificate of Designations, including a failure to redeem all of the shares of the Series C Preferred by the fifth anniversary of the issuance of the shares of Series C Preferred, would permit ExxonMobil to declare an event of default, following which ExxonMobil would have the right to appoint a majority of the directors on our Board of Directors, which would result in a change of control of the Company.

We have a substantial level of indebtedness and significant cash payment obligations under the terms of our Series C Preferred, all of which could materially and adversely affect our financial condition and results from operations.

We have incurred significant cash payment obligations under our Senior Credit Agreement, and we have significant cash payment obligations under the terms of our outstanding Series C Preferred, all of which could have a material adverse effect on our business and on returns to our stockholders. We cannot guarantee that our business will generate sufficient cash flow from operations once the Bakersfield Renewable Fuels Refinery commences operations and the Camelina cultivation operations commence to enable us to make the required payments on both our outstanding indebtedness and on our Series C Preferred. Furthermore, we may not have sufficient cash available after making all payments to our lenders and to the holders of the Series C Preferred in order to fund our working capital and other liquidity needs, to make necessary future capital expenditures or to pursue other business opportunities, which would materially and adversely our financial condition and results from operations.

Risks Related to Our Common Stock

The market for our common stock is limited, sporadic and volatile, and you may not be able to resell your shares.

Our common stock is listed on the OTCQX Best marketplace, an inter-dealer, over-the-counter market that provides significantly less liquidity than national securities exchanges, such as The Nasdaq Stock Market.
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

As a result, the market for our common stock is limited, sporadic and volatile. We cannot assure you that a regular trading market will develop or that if developed, will be sustained. Further, there can be no assurances that we will be able to list our common stock on a national securities exchange, such as the Nasdaq Capital Market.  If an active trading market does not develop, our stockholders may have difficulty selling their shares of common stock at an attractive price, or at all, which could result in the loss of some or all of any investment in our shares.  You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment.

We have a stockholders’ deficit.

We have a history of losses and have a stockholders’ deficit of $117.6 million and $171.8 million as of December 31, 2021, and December 31, 2022, respectively. Additionally, we had negative working capital of $68.7 million (which includes current short-term restricted cash of $1.6 million) at December 31, 2022. We had no long-term restricted cash as of December 31, 2022 that is excluded from our working capital calculation. Our stockholders’ deficit, history of losses and our negative working capital position could negatively impact the value of our common stock.

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

As of December 31, 2022, we had several material weaknesses in our financial reporting, these consisted of (i) ineffective controls over period end financial disclosure and reporting processes, including not timely performing certain reconciliations and completeness and accuracy of those reconciliations, lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial elements, and lack of approval of adjusting journal entries, (ii) insufficient controls around the review of certain technical accounting matters and related entries due to lack of
sufficient staffing of adequate accounting resources, iii) inadequate segregation of duties in various key processes, including user access within the information technology control environment, iv) lack of documentation of policies and procedures including cybersecurity, user access reviews, and sufficient change management around the information technology control environment, and v) incomplete mapping of our accounting processes to control objectives.

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

Because certain of our directors, executive officers and affiliates are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Our executive officers and directors owned approximately 6.2 million shares (or 14.5% of our outstanding voting shares), and options and convertible notes to purchase approximately 18 million additional shares as of December 31, 2022. Additionally, ExxonMobil and our Senior Credit Agreement lenders hold warrants to purchase 36.8 million of our shares, and ExxonMobil has certain other rights which could hinder our ability to enter into certain transactions. The holdings of our directors, executive officers and affiliates may increase substantially in the future upon exercise rights under any of the options, convertible promissory notes or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of common stock. The interests of such persons may differ from the interests of our other stockholders, including purchasers of our securities. As a result, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including purchasers in the future financings, may vote, including the following actions:

-	to elect or defeat the election of our directors;

-	to amend or prevent amendment of our Certificate of Incorporation or By-laws;

-	to effect or prevent a merger, sale of assets or other corporate transaction; and

-	to control the outcome of any other matter submitted to our stockholders for vote.

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

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of Preferred Stock, substantially all of which is available for issuance by our Board of Directors. Subject to the limitations contained in the Certificate of Designations of the Series C Preferred, additional series of preferred stock may be issued with such designations, rights and preferences as our Board of Directors may from time to time determine. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any additional shares of preferred stock, there can be no assurance that the Company will issue preferred stock in the future.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

We do not intend to pay any cash dividends to the holders of our common stock for the foreseeable future, and we are prohibited from doing so under the Certificate of Designations of the Series C Preferred and our Senior Credit Agreement. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Future securities issuances could result in significant dilution to our stockholders and impair the market price of our Common Stock.

As of December 31, 2022, we had outstanding, immediately exercisable options, warrants and convertible promissory notes for the issuance of approximately 62.2 million additional shares of common stock. In addition, we also had outstanding unvested options for the purchase of approximately 2 million additional shares of common stock. Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options to purchase shares of our common stock are exercised or options or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.

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

ITEM 1B     UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2     PROPERTIES

We own our Bakersfield Renewable Fuels Refinery and lease our corporate offices in Torrance, California as well as two additional offices at Great Falls, Montana and Madrid, Spain through which we conduct our operations. In addition, we own an undeveloped parcel in Havre, Montana, on which we intend to build a grain storage and rail loading facility.

ITEM 3     LEGAL PROCEEDINGS

For a discussion of our material legal proceedings, see Note J of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. On March 1, 2023, we received notice that ExxonMobil, in its capacity as a holder of Series C Preferred stock, filed a complaint against the Company in the Court of Chancery of the State of Delaware to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law in relation to alleged wrongdoing by our management. It is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 Demand. While the Company intends to comply with applicable law, it believes the allegations described in the complaint are without merit.

From time to time we are named as a defendant in legal actions arising from our normal business activities. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

ITEM 4     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

GCEH’s Common Stock is traded on the OTCQX Best Market under the symbol “GCEH”. Any over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of December 31, 2022, GCEH had 1,548 holders of record of our Common Stock (excluding stockholders who hold shares in “street name”) and we had twelve holders of record who owned shares of our Series C Preferred stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders 2020 Equity Incentive Plan	4,289,862	2.9	2,463,540
Equity compensation plans approved by security holders 2010 Equity Incentive Plan	50,000	0.17	-
Equity compensation plans not approved by security holders Non-Qualified Stock Options [(1)]	17,845,714	0.16	-
Total	22,185,576	0.69	2,463,540

(1)	Represents options to purchase Common Stock issued to officers and consultants pursuant to various employment and consulting agreements.

ITEM 6
    [RESERVED].

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with the Financial Statements and Supplementary Data included in Item 15 of this Annual Report, as well as the discussion of the Company’s business and risk contained in Item 1 —
Business
and Item 1A —
Risk Factors.

Overview

The Company has been engaged in the development in its Camelina assets since 2013, and since our acquisition of the Bakersfield Renewable Fuels Refinery in May 2020, has also been engaged in completing the retooling of the Bakersfield Renewable Fuels Refinery into a renewable fuels facility. When complete, the Bakersfield Renewable Fuels Refinery will produce renewable diesel as its primary product to be sold into the transportation sector. The design of the facility indicates that over 90% of the refined products produced at the refinery will be renewable diesel and the balance will be other renewable diesel co-products, such as renewable propane, renewable naphtha, and renewable butane.  The primary feedstock for the Bakersfield Renewable Fuels Refinery is expected to be Camelina, a fast-growing, low input crop traditionally grown on fallow land in rotation with wheat and other row crops, allowing farmers to improve total farm economics through better overall asset utilization.

Business and Industry Outlook

During 2022 and the first quarter of 2023, management has been focused on the completion of the Bakersfield Renewable Fuels Refinery, which we believe is the key to our business plan of having a fully integrated farm-to-fuel strategy.  Once completed, we intend to immediately commence with the production of renewable diesel.  We believe that renewable diesel has a large addressable market. Because renewable diesel is a 100% replacement for petroleum-based diesel, the total addressable market includes the collective consumption of biodiesel, renewable diesel, and petroleum-based diesel. In aggregate, the United States transportation sector consumed 48 billion gallons of these fuels in 2021, with almost 4 billion gallons consumed in California alone. Canada will also represent an important market as it implements its own LCFS program.

We also intend to further develop our Camelina business.  For example, when Camelina grain is processed, it is separated into neat plant oil and biomass, the latter of which is a protein rich animal feed supplement similar to canola or soybean meal. An additional benefit of our animal feed is that it is non-GMO. The market for protein meal in the western United States is roughly 4 MMTPY, which is supplied primarily from Midwestern states that grow soybeans for protein and oil extraction. The livestock industry in California’s San Joaquin Valley, which has among the largest concentrations of cattle and dairy producers in the United States, imports all its 1 MMTPY of protein meal from out of state, creating a substantial opportunity for our local meal production. Domestic use of protein meal is estimated to be 40 MMTPY.

Results of Operations

Revenues.
Since our acquisition of the Bakersfield Renewable Fuels Refinery in May 2020, we have been engaged in retooling the former crude oil refinery into a renewable fuels refinery and in further developing our Camelina feedstock production and related supply chain. Accordingly, we did not generate any renewable fuel revenues during the fiscal years ended December 31, 2022 and December 31, 2021, however we did generate $2.6 million and $0.2 million in certified seed and meal sales during the fiscal years ended December 31, 2022 and December 31, 2021, respectively. We do not anticipate generating revenues from the Bakersfield Renewable Fuels Refinery until its completion.

General And Administrative Expenses and Facility Expenses.
General and administrative expenses consist of expenses relating to corporate overhead functions and operations. Our general and administrative expenses increased by $17.8 million, or 72%, from $25.2 million in fiscal year 2021 to $43.0 million in fiscal year 2022. This increase was due to an increase in personnel for the entire year, share-based compensation, transaction costs, professional fees and general administrative expenses arising from the ownership and integration of our acquired companies and increased activities of the Bakersfield Renewable Fuels Refinery. We expect that our general and administrative expenses will continue to increase in 2023 as the development of the upstream business expands and the Bakersfield Renewable Fuels Refinery is fully operational. Facility expenses primarily consist of maintenance costs to keep the Bakersfield Renewable Fuels Refinery in an operational mode and expenses normally related to the operations of a refinery. The 2022 facility expense was $19.6 million, an increase of $5.1 million as compared to $14.5 million in 2021 and was due primarily to an increase in utility costs, property taxes, professional fees and outside services.

Other Income/Expense
. Other income increased by $22.5 million from a negative $8.9 million in fiscal year 2021 to $13.6 million in fiscal 2022. The increase was due primarily to the change in fair value of the Class B Units, which was driven by market changes that impact the future cash projection eligible for distribution to the Senior Lenders, and the change in fair value of the warrant commitment liability. The value of the Class B Units is expected to continue to fluctuate based on various market conditions and refinery operational estimates and assumptions. During fiscal year 2022, the Company incurred a loss of $4 million related to extinguishment of certain debt with no comparable item in 2021, benefited from a $4.5 million change in fair value of a warrant commitment liability compared to a loss of $3.2 million in 2021 and benefited from the change in Class B Unit fair value liability by $12.7 million compared to a loss of $6 million in 2021.

Interest Income/Expense.
Our net interest expenses consisted of accrued and paid interest of $3.8 million and $2.9 million, during the fiscal years ended December 31, 2022 and December 31, 2021, respectively. For fiscal year 2021, we had $2.7 million in promissory notes outstanding and had a balance of $337.6 million borrowed from our Senior Credit Agreement. For fiscal year 2022, we had $2.3 million in promissory notes outstanding and had a balance of $397.6 million borrowed under our Senior Credit Agreement. Accordingly, our interest expense increased in fiscal year 2022 by $0.9 million. Applicable construction period interest costs are capitalized into the project under the guidance of the current accounting standards. We expect that our interest expenses will significantly increase as the company begins operations of the Bakersfield Renewable Fuels Refinery and ceases capitalizing construction period interest.

Net losses.
For fiscal year 2022 we incurred an operating loss of $64.3 million, an increase of $23.6 million from our operating loss of $40.7 million in fiscal year 2021. Our operating loss increased primarily as a result of the increase in activity related to our retooling of the Bakersfield Renewable Fuels Refinery, higher utility, transaction costs, professional fees and the expansion and related increased activities in our upstream business. We expect to continue to incur losses in 2023 until we begin operations at the Bakersfield Renewable Fuels Refinery.

Liquidity and Capital Resources

General
. As of December 31, 2022 and December 31, 2021, we had approximately $7.5 million and $23.4 million of cash, respectively. Of these amounts, $1.7 million and $20.5 million, respectively, is restricted and can only be spent on the Bakersfield Renewable Fuels Refinery pursuant to the terms of our Senior Credit Agreement. Of the restricted amounts, $0.1 million and $12.5 million as of December 31, 2022 and December 31, 2021, respectively, is considered long-term and is expected to be capitalized into the Bakersfield Renewable Fuels Refinery project. On December 31, 2022 and December 31, 2021 we had negative working capital of $68.6 million and $81.7 million, respectively. This working capital does not consider the long-term restricted cash identified above.

Sources of Liquidity.
Our sources of liquidity consist of $5.8 million of unrestricted cash on hand. On January 30, 2023, the Company increased its borrowing capacity under its Senior Credit Agreement by $40 million and as of April 17, 2023 has drawn $31 million and has $9 million remaining to be drawn. We have incurred net losses of $54.1 million and $51.4 million during the years ended December 31, 2022 and 2021, respectively, and as of December 31, 2022, we had an accumulated deficit of $171.8 million.  We estimate that we will require approximately $90 million beginning June 1, 2023 to fund completion of the Bakersfield Renewable Fuels Refinery and operations through April 17, 2024 and possibly an additional $40 million to fund the initial feedstock required for operations. In addition, under the Senior Credit Agreement, the Company is required to raise $110 million to refinance a portion of the senior debt, and may require (if not amended) $60 million for cash interest payments related to the senior debt. We do not have any other credit or equity facilities available with financial institutions, stockholders, or third party investors, and as a result will be required to obtain additional debt or equity financing on a best efforts basis. There is no assurance, however, that we can raise the capital necessary to fund our business plan.  Failure to raise the required capital will have a material and adverse effect on our operations, and could cause us to curtail operations.

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

Senior Credit Agreement.
As of December 31, 2022, we have borrowed $397.6 million under our Senior Credit Agreement. Proceeds from the Senior Credit Agreement have been, and will continue to be used to fund the pre-operational expenses and the capital costs of the Bakersfield Renewable Fuels Refinery.

On August 5, 2022, we entered into an amendment to our Senior Credit Agreement which provided for, among other things, an upsizing of the Tranche B Commitments by $60 million.  In addition, the amendment provided for (i) the ability to pay interest in kind (in lieu of a cash payment) for the periods ending September 30, 2022 and December 31, 2022 and (ii) an extension of the date on which Substantial Completion (as defined in the Senior Credit Agreement) must be achieved from August 31, 2022 to March 31, 2023, which such date can be extended for up to 90 days upon the consent of ExxonMobil.

On January 30, 2023, we entered into a separate amendment to our Senior Credit Agreement, pursuant to which, among other things, the lenders agreed to a series of Tranche C Commitments under the Senior Credit Agreement in an amount of up to $40 million, which will be available to be drawn through June 30, 2023.  In addition, the amendment provided for (i) an increase in the underlying interest rate on the loans following the effective date of the amendment from 12.5% to 15%, (ii) the ability to pay interest in kind (in lieu of a cash payment) for the periods ending March 31, 2023 and June 30, 2023, (iii) a change in the maturity date to December 31, 2025, (iv) an agreement to raise at least $10 million in new capital by March 31, 2023, and $100 million by April 1, 2024, and (v) certain governance rights, including certain limited rights for the Administrative Agent to put forth nominees to the Board of Directors of the Company. The requirement to raise at least $10 million in new capital has been extended to May 15, 2023. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations –
Subsequent Events
.

The Senior Credit Agreement contains certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Senior Credit Agreement, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of
April 17, 2023,
we were in compliance with all of our covenants under the Senior Credit Agreement.

Series C Preferred Stock
. On February 23, 2022, we raised $145 million through the sale of shares of our newly created Series C Preferred to ExxonMobil and the senior lenders. The net offering proceeds of the Series C Financing (after payment of $9.3 million of offering expenses and other related fees and costs) were allocated as follows: (i) $20 million to repay an outstanding bridge loan from our Senior Lenders, (ii) $77.4 million to fund the construction of the Bakersfield Renewable Fuels Refinery, (iii) $18 million for a debt service reserve account, and (iv) the balance for use by us as working capital, including the further development of our Camelina feedstock program.

Short Term Commitments
. Our financial commitments during the next twelve months includes a fixed payment obligation that arose from the settlement of a derivative contract that we amended on April 20, 2020, which required us to pay $20.2 million in six equal monthly payments of $3.375 million beginning in May 2022 from the cash generated by the refinery’s operations. Since the Bakersfield Renewable Fuels Refinery is not yet operational, effective May 11, 2022 we amended our fixed payment obligation whereby we would begin payments after the Bakersfield Renewable Fuels Refinery is operational and generating revenues for a full month, but no later than January 2023. Payments were to be made beginning in the first month at $1.5 million and escalate monthly to approximately $6.2 million in the sixth and final month. The original obligation was $20.3 million and was amended to $22.8 million. Effective February 27, 2023 we amended our fixed payment obligation whereby we will begin making payments in September 2023 with the first payment of $1.2 million and escalating monthly with the final payment of $6 million scheduled for March 2024. The total amount of the payments is now $26.4 million.

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

Commercial Agreements
. Our transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Bakersfield Renewable Fuels Refinery. Pursuant to the Offtake Agreement, ExxonMobil has agreed to purchase a minimum of 135 million gallons per year of renewable diesel from the Bakersfield Renewable Fuels Refinery for a period of 66 months following the date that the Bakersfield Renewable Fuels Refinery commences commercial operations, and 67.5 million gallons of renewable diesel for the final six month period of the initial term (for a total of 742.5 million gallons during the 66 month initial term). The price of the renewable diesel to be sold under the Offtake Agreement is based on a combination of a fixed price and a variable price. We have also entered into the TPA with ExxonMobil under which ExxonMobil has the right to purchase the additional renewable diesel that is not sold to ExxonMobil under the Offtake Agreement. On February 28, 2023, we received notice from ExxonMobil that effective July 1, 2023, ExxonMobil irrevocably terminates the POA without further action upon the failure of the Company’s renewable diesel facility to commence operations by June 30, 2023. This would also apply to the TPA. On March 5, 2023, the Company notified ExxonMobil that its purported termination of the POA is ineffective under the terms of the POA.

Inflation
. During the fiscal year ended December 31, 2021, inflation and changing prices had a minimal effect on our continuing operations. However, during the fiscal year ended December 31, 2022 we have experienced increases in prices of products, services and the costs of inputs used in our operations (such as the cost of natural gas, utilities, transportation and labor) throughout our organization. These increases could have a material impact on our operations.

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

The Company’s most critical accounting policies and estimates that may materially impact the Company’s results of operations include:

Fair Value of Class B Units -
As additional consideration for the senior loans, the Senior Lenders are issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, as the Company draws on the Senior Credit Agreement. The Company classifies the Class B units as mandatorily redeemable financial instruments in accordance with ASC 480,
“
Distinguishing Liabilities From Equity”
(“ASC 480”)
. The Company has elected to record these financial instruments at fair value pursuant to the fair value option in ASC 825-10
,
“Financial Instruments”
(“ASC 825-10”)
.
The Class B Units meet the definition of a mandatorily redeemable financial instrument under ASC 480,
Distinguishing Liabilities From Equity,
because BKRF HCB, LLC has an unconditional obligation to redeem the Class B Units by transferring assets at a specified time.
At each borrowing the Company will initially recognize the Class B Unit liability based on the issuance date fair value with an offset to the discount on the Senior Credit Agreement. The Company remeasures their Class B Units at fair value at each reporting date with changes recognized in other income/expense. The Company uses a Monte Carlo Simulation and takes the average over 100,000 iterations. This simulation incorporates inputs such as projected cash flows, discount rate, expected volatility, and risk-free interest rate. The sensitivity of the fair value calculation to these methods, assumptions, and estimates could create materially different results under different conditions or using different assumptions.

Issuance of Series C Preferred Shares and Warrants -
On February 23, 2022, the Company completed a private placement of an aggregate of 145,000 preferred shares (125,000 and 20,000 shares to ExxonMobil Renewables, an affiliate of ExxonMobil, and the Senior Lenders, respectively) of Series C Preferred Stock and warrants exercisable to purchase an aggregate of 18,547,731 (5,017,008 issued to settle the Warrant Commitment Liability to the Senior Lenders - see Note B in the accompanying consolidated financial statements) shares of our common stock at an exercise price of $2.25 per share to ExxonMobil Renewables, and 11 other institutional investors (all of whom are also lenders under our existing
Senior Credit Agreement
), for an aggregate purchase price of $145 million and the settlement of the Warrant Commitment Liability (see Note B in the accompanying consolidated financial statements). A
s a result of the difference between the $20 million received by the Company from the Senior Lenders for the purchase of the Series C Preferred Stock and the fair value of the Series C Preferred Stock, the Company recorded a $9.9 million deemed contribution from the Senior Lenders to Additional paid-in capital. The Company accounted for the Series C Preferred in accordance with ASC 480 as the shares are redeemable for cash upon the occurrence of certain events that are not solely within the control of the Company and after the fifth anniversary of issuance. The Company accounted for the warrants also in accordance with ASC 480 and ASC 815 as the warrants are indexed to the Company’s own stock and are contractually settled in shares. The Company allocated the proceeds from the transaction based on the fair values of each instrument in accordance with ASC 820. The Company used a Black-Scholes option-pricing model that incorporated inputs such as the expected volatility, risk-free interest rate, the effective debt yield, the expected term, and the fair value of our common stock. The sensitivity of the fair value calculation to these methods, assumptions, and estimates could create materially different results under different conditions or using different assumptions.

Valuation of Warrants for Contract with Customer -
As additional consideration for ExxonMobil’s investment, we also granted ExxonMobil Renewables additional warrants (the “GCEH Tranche II Warrants”) to purchase up to 6.5 million shares of common stock at an exercise price per share of $3.75 until February 22, 2028, and a warrant to acquire 33% (19,701,493 shares) of our SusOils subsidiary for $33 million ($1.675 per share) until February 22, 2027 (“SusOil Warrant”). On August 5, 2022, the GCEH Tranche II Warrants were amended to an exercise price of $2.25 per share and the exercise period for all of the ExxonMobil warrants were extended to December 23, 2028. Each of the GCEH Warrants, GCEH Tranche II Warrants and SusOil Warrant may be exercised for cash or by means of cashless exercise, however the GCEH Tranche II Warrants cannot be exercised until the earlier of (i) the date on which ExxonMobil extends the term of the five-year Offtake Agreement (as described below), that we entered into with ExxonMobil effective April 10, 2019 (as amended), which did occur on August 5, 2022, or (ii) a change of control, sale, or the dissolution of the Company. On August 5, 2022, the SusOil Warrant was amended to an exercise price of $1 million ($0.0507 per share) in consideration for amendments to the Company’s Product Offtake Agreement and Term Purchase Agreement
. The Company accounted for the valuation of newly issued warrants and the modification of existing warrants to a customer as consideration payable to the customer in accordance with ASC 606.  This amount is reflected initially as a long-term Contract asset - related party, on the consolidated balance sheets and will be amortized over the term of the underlying contract as the Company satisfies its performance obligations. The Company valued this consideration in accordance with ASC 718, Compensation – Stock Compensation, using the Black-Scholes option pricing model. This model incorporates inputs such as the fair value of our common stock, estimated term, the expected volatility, the discount rate, projected cash flows, the discount for lack of marketability, and the risk-free interest rate. The sensitivity of the fair value calculation to these methods, assumptions, and estimates could create materially different results under different conditions or using different assumptions.

Valuation of Warrants to Settle the Warrant Commitment Liability -
On December 20, 2021, the Company executed Amendment No. 6 to the Senior Credit Agreement whereby the Company agreed to issue warrants covering 5,017,008 shares of common stock of GCEH at an exercise price to be determined based on a market pricing mechanism, which was $2.25 per share, upon the completion of the Series C Preferred Stock financing (“Series C Financing”) for a term of five years from that date (the “Warrant Commitment Liability”) (See Note B in the accompanying consolidated financial statements
). The Warrant Commitment Liability was in consideration for (i) the 1%, or $4.1 million, consent premium payable from an earlier amendment to the Senior and Mezzanine Credit Facilities, (ii) the Bridge Loan, and (iii) as additional creditor fees for forbearance to the Senior Lenders and Mezzanine Lenders. Such creditor fees were recorded as additional debt discount.
The Company recognized a Warrant Commitment Liability as a freestanding instrument that is classified as a liability under ASC 480, as the commitment to issue the warrants represents a variable share settlement where the warrants to be issued vary based on occurrence of a future event.
This Warrant Commitment Liability was initially recognized at fair value and is remeasured at fair value at each reporting date until settled with changes in fair value recognized in earnings in other income/expense. The settlement of the Warrant Commitment Liability through the issuance of warrants resulted in a material impact to the Company’s consolidated financial statements. The Company used the Black-Scholes option-pricing model to value the issuance of warrants. This model incorporates inputs such as the fair value of our common stock, the expected volatility, the estimated term, and the risk-free interest rate. The sensitivity of the fair value calculation to these methods, assumptions, and estimates could create materially different results under different conditions or using different assumptions.

Recoverability of Long-lived and Intangible Assets
-
We test for impairment on an annual basis as of December 31, or more frequently if a significant event or circumstance indicates impairment. We also evaluate the estimated remaining useful lives of acquired intangible assets for changes in circumstances that warrant a revision to the remaining periods of amortization. For purposes of assessing potential impairment of goodwill, we estimate the fair value of the reporting unit and compare this amount to the carrying value of the reporting unit. If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. We have determined that we operate as one reporting unit and may first assess qualitative factors to determine whether the existence of events or circumstances indicate that an impairment test on goodwill is required. The Company internally monitors business and market conditions for evidence of triggering events for long-lived and acquired intangible assets. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, an accumulation of costs and resources in excess of the original expectation, or a significant change in the operations of the acquired assets or use of an asset or asset group. We use estimates, assumptions, and judgments when assessing the recoverability of long-lived assets and acquired intangible assets. When preparing the expected future cash flows or estimating the fair value of impaired assets, these estimates include future sales volumes, prices, operating costs, discount rates, and capital expenditures, among others. Changes in these estimates and assumptions could materially affect the determination of fair value and impairment for our reporting unit or asset group.

Subsequent Events

On January 30, 2023, we entered into Amendment No. 10 to our Senior Credit Agreement, pursuant to which the lenders agreed to, among other things, a series of Tranche C Commitments in an amount of up to $40 million, which will be available to be drawn through June 30, 2023.  In addition, the amendment provides for (i) an increase in the underlying interest rate on the loans following the effective date of the amendment from 12.5% to 15%, (ii) the ability to pay interest in kind (in lieu of a cash payment) for the periods ending March 31, 2023 and June 30, 2023, (iii) a change in the maturity date to December 31, 2025, (iv) an agreement to raise at least $10 million in new capital by March 31, 2023, and $100 million by April 1, 2024, and (v) certain governance rights, including certain limited rights for the administrative agent to put forth nominees to our Board of Directors. The requirement to raise at least $10 million in new capital has been extended to
May 15, 2023.

We also agreed to issue to the lenders, as payment of an amendment and upsize premium, warrants to purchase up to 15,000,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share.

The Company also agreed to grant to the administrative agent a security interest in all assets of SusOils, pursuant to a pledge and security agreement, dated as of January 30, 2023, by and among the Company, SusOils, and Orion Energy Partners TP Agent, LLC, as the collateral agent (the “Security Agreement”).  If prior to June 30, 2025, the principal amount of the loans under the Senior Credit Agreement is below $300 million, or on and after June 30, 2025 the principal amount of loans under the Senior Credit Agreement is below $200 million, then the security interest will automatically terminate.  The right to foreclose on the collateral is limited to specific fundamental events of default under the Senior Credit Agreement, including payment defaults and defaults arising from bankruptcy related actions.

See Item 9B – Other Information, for additional information regarding the CTCI EPC Agreement.

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

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management has evaluated the effectiveness of the Company’s ICFR as of December 31, 2022. Management based its assessment on the framework set forth in Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) in conjunction with SEC Release No. 33-8810 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission” (17 CFR PART 241). Because of the material weaknesses described below, management concluded that the Company’s ICFR was not effective as of December 31, 2022:

-
Ineffective controls over period-end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, lack of approvals of adjusting journal entries, lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements.

-	Insufficient controls around the review of certain technical accounting matters and related entries due to lack of sufficient staffing of adequate accounting resources.

-	Inadequate segregation of duties in various key processes, including user access within the information technology control environment.

-	Lack of documentation of policies and procedures including cybersecurity, user access reviews, and sufficient change management around the information technology control environment.

-	Incomplete mapping of our risk assessment to our accounting processes and control objectives.

                Management believes that the material weaknesses arose because the Bakersfield Renewable Fuels Refinery had minimal controls in place when it was purchased in May 2020, and as of December 31, 2022 the Company had not completed its implementation of all the internal controls and procedures. The Company is taking measures to remediate these deficiencies.

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

Management’s Plan for Remediation of Material Weaknesses

The Company is in the process of taking, plans to take, or has completed the following actions, and continues to be engaged in, making necessary changes and improvements to its internal control system to address the material weaknesses in ICFR described above. These actions include:

a)	The Company has hired additional accounting personnel and continues the process of hiring additional financial and accounting personnel who are experienced in U.S. GAAP financial reporting.

b)
The Company has implemented new controls and is implementing more robust financial reporting, accounting and management controls over its accounting and financial reporting functions at all of its facilities. The Company has evaluated its approval controls including approval of adjusting journal entries and implemented the appropriate controls as of December 31, 2022.

c)
The Company has engaged independent consultants to assist the Company in improving its internal control over financial reporting, as well to assist with technical accounting matters. The Company is actively working through control reviews and implementation as of December 31, 2022 with plans to have key controls in place by the end of 2023.

d)	The Company is in the process of mapping our accounting processes to control objectives.

Changes in Internal Control Over Financial Reporting

            Other than as described above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B     OTHER INFORMATION

On April 13, 2023, the Company received notice from CTCI demanding mediation and arbitration in connection with outstanding Change Order claims, and for other compensation it believes it is owed under the CTCI Agreement.  Pursuant to the demand, CTCI is seeking $550 million in total compensation under the Agreement through the end of the project.  While the Company is evaluating CTCI’s claims, it believes that many of CTCI's Change Order claims are without merit, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI Agreement and at law.  CTCI has separately advised the Company that it will continue work on the project site during the pendency of the proceedings.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2023 and is incorporated herein by reference.

ITEM 11     EXECUTIVE COMPENSATION

The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2023 and is incorporated herein by reference.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2023 and is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2023 and is incorporated herein by reference.

ITEM 14     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be disclosed by this item will be contained in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2023 and is incorporated herein by reference.

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
4.2
Description of the Securities of Global Clean Energy Holdings, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference herein to Exhibit 4.2 to the Company’s Form 10-K filed on April 13, 2021.)

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

34

10.7
Employment Agreement, dated October 15, 2018, by and between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#

10.8
Amendment No. 1 to Employment Agreement, dated May 7, 2020, by and between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#

10.9
Convertible Promissory Note, dated October 16, 2018, issued by Global Clean Energy Holdings, Inc. to Richard Palmer (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#

10.10
Employment Agreement, dated January 15, 2018, by and between Global Clean Energy Holdings, Inc. and Noah Verleun (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#

10.11
Amendment No. 1 to Employment Agreement, dated May 7, 2020, by and between Global Clean Energy Holdings, Inc. and Noah Verleun (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#

10.12
Offer Letter, dated May 17, 2020, by and between Global Clean Energy Holdings, Inc. and Ralph Goehring (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)#

10.13
Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Proxy Statement on Schedule PRE 14A filed with the Commission on July 30, 2020)#

10.14
Form of Stock Option Grant Notice of Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan* (incorporated by reference herein to exhibit 10.14 to the Company’s Form 10-K filed on April 13, 2021)

10.15
Share Purchase Agreement, dated April 29, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.16
First Amendment to Share Purchase Agreement, dated as of September 27, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.17
Second Amendment to Share Purchase Agreement, dated as of October 4, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.18
Third Amendment to Share Purchase Agreement, dated as of October 11, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.19
Fourth Amendment to Share Purchase Agreement, dated as of October 28, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.20
Fifth Amendment to Share Purchase Agreement, dated as of March 23, 2020, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.21
Sixth Amendment to Share Purchase Agreement, dated as of May 4, 2020, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.22
Control, Operation And Maintenance Agreement, dated May 4, 2020, by and between GCE Operating Company, LLC and BKRF OCB, LLC (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.23
Call Option Agreement, dated May 7, 2020, by and among Global Clean Energy Holdings, Inc., Alon Paramount Holdings, Inc., and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.24
Credit Agreement, dated as of May 4, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein†(filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)

10.25
Credit Agreement, dated as of May 4, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)†

35

10.26
Product Offtake Agreement, dated as of April 10, 2019, between ExxonMobil Oil Corporation and GCE Holdings Acquisitions LLC (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)†

10.27
Engineering, Procurement and Construction Agreement, dated April 30, 2020, between ARB, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)†

10.28
License Agreement, dated October 24, 2018, between Haldor Topsoe A/S and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference)†

10.29
Amendment No. 1 to Credit Agreement and Waiver, dated as of July 1, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (incorporated by reference herein to Exhibit 10.29 to the Company’s Form 10-K filed on April 13, 2021)

10.30
Amendment No. 1 to Credit Agreement, dated as of September 28, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein (incorporated by reference herein to Exhibit 10.30 to the Company’s Form 10-K filed on April 13, 2021)

10.31
Amendment No. 2 to Credit Agreement, dated as of September 28, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (incorporated by reference herein to Exhibit 10.31 to the Company’s Form 10-K filed on April 13, 2021)

10.32
Amendment No. 3 to Credit Agreement, dated as of March 27, 2021, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (incorporated by reference herein to Exhibit 10.32 to the Company’s Form 10-K filed on April 13, 2021)

10.33
Consent No. 2 And Amendment No. 2 To Credit Agreement, dated as of March 27, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein (incorporated by reference herein to Exhibit 10.33 to the Company’s Form 10-K filed on April 13, 2021)

10.34
Lease Agreement, dated September 24, 2021, between Cargill Incorporated and Sustainable Oils, Inc. (incorporated by reference herein to Exhibit 10.34 to the Company’s Form 10-K filed on April 4, 2022.)

10.35
Term Purchase Agreement, dated April 20, 2021 between Bakersfield Renewable Fuels, LLC and ExxonMobil Oil Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2021, and incorporated herein by reference)†

10.36
Amendment No. 4 to Credit Agreement, dated as of May 18, 2021, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2021, and incorporated herein by reference)†

10.37
Turnkey Agreement with a Guaranteed Maximum Price for the Engineering, Procurement and Construction of the Bakersfield Renewable Fuels Project, dated May 18, 2021, between Bakersfield Renewable Fuels, LLC and CTCI Americas, Inc.(filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2021, and incorporated herein by reference)†

10.38
Amendment No. 5 to Credit Agreement, dated as of July 28, 2021, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2021, and incorporated herein by reference)

10.39
Consent No. 3 and Amendment No. 3 to Credit Agreement, dated July 28, 2021, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein(filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2021, and incorporated herein by reference)

10.40
Amendment No. 6 to Credit Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated December 20, 2021 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 27, 2021, and incorporated herein by reference)

10.41
Forbearance and Conditional Waiver Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated December 20, 2021 (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on December 27, 2021, and incorporated herein by reference)

10.42
Consent No. 5, Forbearance and Conditional Waiver Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated December 20, 2021 (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on December 27, 2021, and incorporated herein by reference)

36

10.43
Sale and Purchase Deed among Global Clean Energy Holdings, Inc., Camelina Company Espana, S.L., and certain stockholders named therein, dated December 29, 2021  (filed as Exhibit 10.1 to the Registrant’s Form 8-K/A filed on January 5, 2022, and incorporated herein by reference)**

10.44
Securities Purchase Agreement, dated February 2, 2022, among Global Clean Energy Holdings, Inc. and the investors thereunder (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference)

10.45
Amendment No. 7 to Credit Agreement and Waiver, dated as of February 2, 2022, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference)

10.46
Amendment No. 8 to Credit Agreement and Waiver, dated as of February 2, 2022, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference)

10.47
Amendment No. 1 to Forbearance and Conditional Waiver Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated February 2, 2022 (filed as Exhibit 10.4 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference)

10.48
Amendment No. 1 to Consent No. 5, Forbearance and Conditional Waiver Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated as of February 2, 2022 (filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference)

10.49
Employment Agreement, dated February 2, 2022, by and between Global Clean Energy Holdings, Inc. and Ralph Goehring. (filed as Exhibit 10.6 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference)#

10.50
Amendment No. 4 to Credit Agreement, dated February 23, 2022, between BKRF HCB, LLC, BKRF HCP, LLC, Global Clean Energy Holdings, Inc. and the mezzanine lenders referred to therein (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 28, 2022, and incorporated herein by reference)

10.51
Amendment No. 1 to Convertible Promissory Note, dated February 23, 2022 between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on February 28, 2022, and incorporated herein by reference)

10.52
Form of 2022 Indemnification Agreement entered into between Registrant and its directors and executive officers (incorporated by reference herein to Exhibit 10.52 to the Company’s Form 10-K filed on April 4, 2022.)

10.53
Amendment No. 1. To Term Purchase Agreement, dated February 2, 2022, between ExxonMobil Oil Corporation and Registrant (incorporated by reference herein to Exhibit 10.53 to the Company’s Form 10-K filed on April 4, 2022.)

10.54
Amendment No. 2 To Product Offtake Agreement, dated February 2, 2022, between ExxonMobil Oil Corporation and Registrant (incorporated by reference herein to Exhibit 10.54 to the Company’s Form 10-K filed on April 4, 2022.)

10.55
Amendment No. 9 to Credit Agreement, dated as of August 5, 2022, by and among BKRF OCB, LLC, BKRF OCP, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 5, 2022.)

10.56
Waiver No. 6 to Credit Agreement, dated as of August 5, 2022, by and among BKRF OCB, LLC, BKRF OCP, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 5, 2022.)

37

10.57	Form of Lender Warrant (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 5, 2022.)
10.58
Amendment Agreement, dated as of August 5, 2022, by and among Global Clean Holdings Inc. and the lenders referred to therein (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 5, 2022.)

10.59
Transaction Agreement, dated as of August 5, 2022, by and among Global Clean Energy Holdings, Inc., ExxonMobil Renewables LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 5, 2022.)

10.60
Amendment No. 3 to Product Offtake Agreement, dated as of August 5, 2022, by and between Bakersfield Renewable Fuels, LLC and ExxonMobil Oil Corporation* (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 5, 2022.)

10.61
Amendment No. 2 to Term Purchase Agreement, dated as of August 5, 2022, by and between Bakersfield Renewable Fuels, LLC and ExxonMobil Oil Corporation* (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on August 5, 2022.)

10.62	EM Warrant (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on August 5, 2022.)
10.63
Omnibus Amendment to Warrant Agreements, dated as of August 5, 2022, by and between Global Clean Energy Holdings, Inc. and ExxonMobil Renewables LLC (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on August 5, 2022.)

10.64
Registration Rights Agreement, dated as of August 5, 2022, by and between Global Clean Energy Holdings, Inc. and ExxonMobil Renewables LLC (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on August 5, 2022.)

10.65
Amendment No. 2 to Turnkey Agreement with a Guaranteed Maximum Price for the Engineering, Procurement and Construction, dated January 10, 2023, by and between Bakersfield Renewable Fuels, LLC and CTCI Americas, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 17, 2023.)

10.66
Owner Parent Guarantee, dated as of January 10, 2023, by and between Global Clean Energy Holdings, Inc. and CTCI Americas, Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 17, 2023.)

10.67
Amendment No. 10 to Credit Agreement, dated as of January 30, 2023, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 3, 2023.)

10.68
Waiver No. 7 to Credit Agreement, dated as of January 30, 2023, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 3, 2023.)

10.69	Form of Lender Warrant (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 3, 2023.)

38

10.70
Registration Rights Agreement Amendment, dated as of January 30, 2023, by and among Global Clean Energy Holdings, Inc. and the lenders party thereto (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 3, 2023.)

10.71
Pledge and Security Agreement, dated as of January 30, 2023, by and among Sustainable Oils, Inc., Global Clean Energy Holdings, Inc., and Orion Energy Partners TP Agent, LLC, as collateral agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2023.)

21.1	Subsidiaries of Registrant*
23.1	Consent of Grant Thornton LLP*
24.1	Power of Attorney (included on signature page)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from the Annual Report on Form 10-K of Global Clean Energy Holdings, Inc. for the years ended December 31, 2022 and 2021, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2022 and 2021; (2) Statements of Income for the years ended December 31, 2022 and 2021; (3) Statements of Shareholders’ Equity for the years ended December 31, 2022 and 2021; (4) Statements of Cash Flows for the years ended December 31, 2022 and 2021; and (5) Notes to Financial Statements.

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

39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

April 17, 2023	By:	/s/ RICHARD PALMER
Richard Palmer Chief Executive Officer

40

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

Signature	Title	Date

/s/ RICHARD PALMER	Chief Executive Officer	April 17, 2023
Richard Palmer	(Principal Executive Officer) and Director

/s/ RALPH GOEHRING	Chief Financial Officer	April 17, 2023
Ralph Goehring	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID WALKER	Chairman, the Board of Directors	April 17, 2023
David Walker

/s/ SUSAN ANHALT	Director	April 17, 2023
Susan Anhalt

/s/ PHYLLIS CURRIE	Director	April 17, 2023
Phyllis Currie

/s/ TIMOTHY J. IEZZONI	Director	April 17, 2023
Timothy J. Iezzoni

/s/ MARTIN WENZEL	Director	April 17, 2023
Martin Wenzel

/s/ AMY WOOD	Director	April 17, 2023
Amy Wood
41

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Global Clean Energy Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Global Clean Energy Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company incurred a net loss of $54.1 million during the year ended December 31, 2022, and as of that date, the Company’s current liabilities exceeded its current assets by $68.7 million and its total liabilities exceeded its total assets by $28.2 million. Further, the Company believes it will need additional capital to meet its obligations, fund certain liquidity requirements, including completion of the refinery, camelina activities, and operational and general and administrative costs. These conditions, along with other matters as set forth in Note B, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for and Valuation of Preferred Stock and Warrant Issuances and Debt and Warrant Modifications
As described further in notes C, F, G, and H to the consolidated financial statements, the Company entered into the Series C Preferred Stock Agreement and Amendment No. 7 and Amendment No. 8 to the Senior Credit Agreement during February 2022 and Amendment No. 9 to the Senior Credit Agreement and amendments to the Company’s Product Offtake Agreement and Term Purchase Agreement in August 2022. The Company issued Preferred Stock and Warrants in February 2022 and issued and modified Warrants in August 2022 in connection with these transactions. We identified the accounting for and the fair value measurement of the Company’s Preferred Stock and Warrant Issuances and Debt and Warrant Modifications as a critical audit matter.

The principal considerations for our determination that the accounting for and the valuation of the Company’s Preferred Stock and Warrant Issuances and Debt and Warrant Modifications is a critical audit matter are that the technical accounting applied and the valuation method utilized by management required complex and subjective auditor judgment in evaluating the Company’s accounting and valuation conclusions.

Our audit procedures related to the accounting for and valuation of the Preferred Stock and Warrant Issuances and Debt and Warrant Modifications included the following, among others:
•
We obtained an understanding and evaluated the appropriateness of management’s technical accounting conclusions related to the Preferred Stock and Warrant Issuances and Debt and Warrant Modifications in conformity with accounting principles generally accepted in the United States of America. Our evaluation included consultation with our national office.

• We understood the qualification of the third-party valuation specialist engaged by the Company based on their credentials and experience.
•
We utilized an internal valuation specialist to evaluate management’s estimate of the fair value of the Preferred Stock and Warrant Issuances and Debt and Warrant Modifications as of February 23, 2022 and August 5, 2022 These procedures included:

○
Understanding the Black-Scholes option pricing model valuation methodology used and whether it was an acceptable model to value the Preferred Stock and Warrant Issuances and Debt and Warrant Modifications and if it was being applied correctly by performing independent calculations, and

○ Testing the appropriateness of the assumptions and inputs including stock price, volatility percentage, and risk-free rate by performing independent calculations

Class B Units
As described further in notes C and F to the consolidated financial statements, the Company issued Class B Units in BKRF HCP, LLC, a wholly-owned subsidiary of Global Clean Energy Holdings, Inc., as the Company borrowed on the Senior Credit Agreement. The Company is obligated to issue additional Class B units for every dollar that is advanced under the Senior Credit Agreement.  The Company is required to make distributions to the holders of the Class B Units to the extent there is available cash and the aggregate amount of distributions to the Class B Unitholders may vary as the Senior Lenders are to receive two times the amount borrowed on the Senior Credit Agreement less interest and principal payments. Upon expiration of the distribution period, the Class B Units are to be redeemed and canceled.  The Company accounted for the Class B Units as a mandatorily redeemable financial instrument because BKRF HCB, LLC has an unconditional obligation to redeem the Class B Units by transferring assets at a specified time. The Company has elected the fair value option for the Class B Units and measures the Class B Units at fair value at each borrowing date and at each reporting date. We identified the fair value determination of Class B Units as a critical audit matter.

The principal considerations for our determination that valuation of the Class B Units is a critical audit matter are the valuation methods utilized by management required complex and subjective auditor judgement in evaluating the Company’s valuation conclusion.

Our audit procedures related to the valuation of the Class B Units included the following, among others:
• We understood the qualification of the third-party valuation specialist engaged by the Company based on their credentials and experience.

•	We evaluated the reasonableness of management’s forecasted financial results by:
○	Assessing the reasonableness of management’s forecast of future projected results by comparing such items to industry projections and conditions found in industry reports, and
○	Testing forecasted revenues and expected future cash flows by comparing forecasted amounts to contractual agreements, certain assumptions, and market data
•	We utilized an internal valuation specialist to evaluate:
○
The Monte-Carlo simulation valuation methodology used and whether it was an acceptable model to value the Class B Units and if it was being applied correctly by performing independent calculations, and

○	The appropriateness of the assumptions and inputs including the volatility percentage, risk-free rate, and cost of equity by performing independent calculations .

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Kansas City, Missouri
April 1 7 , 2023

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$5,776,731	$2,957,296
Accounts receivable, net	732,095	1,374,500
Restricted cash	1,584,959	7,972,914
Inventories, net	7,383,343	3,596,296
Prepaid expenses and other current assets	1,413,207	2,870,074
Total Current Assets	16,890,335	18,771,080

Restricted cash, net of current portion	102,255	12,491,684
Debt issuance costs, net	-	3,972,568
Operating lease right-of-use-assets	5,332,110	481,027
Intangible assets, net	11,524,333	12,771,996
Goodwill	9,470,699	8,777,440
Long term deposits	597,242	628,689
Contract asset - related party	15,618,495	-
Property, plant and equipment, net	648,532,827	353,852,931
Advances to contractors	-	10,021,908

TOTAL ASSETS	$708,068,296	$421,769,323
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$7,404,276	$4,563,304
Accrued liabilities	27,718,259	40,269,003
Warrant Commitment Liability, at fair value	-	19,215,140
Current portion of operating lease obligations	1,897,303	198,440
Current portion of EPC deferred payment	35,748,779	-
Notes payable including current portion of long-term debt, net	11,792,105	35,223,402
Convertible notes payable	1,000,000	1,000,000
Total Current Liabilities	85,560,722	100,469,289

LONG-TERM LIABILITIES
Operating lease obligations, net of current portion	3,090,002	283,197
Mandatorily redeemable equity instruments of subsidiary, at fair value (Class B Units)	12,007,000	21,628,689
EPC deferred payment	92,949,558	-
Long-term debt, net	12,248,752	3,450,576
Senior Credit Agreement, net	401,239,399	317,780,666
Asset retirement obligations, net of current portion	18,255,155	17,661,429
Environmental liabilities, net of current portion	16,018,650	19,488,571
Deferred tax liabilities	1,261,624	1,623,599
TOTAL LIABILITIES	642,630,862	482,386,016

Series C 15.00% preferred stock - 50,000,000 shares authorized; 145,000 and 0 shares issued and outstanding at December 31, 2022 and December 31, 2021 respectively	93,645,430	-

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value; 500,000,000 shares authorized; 42,347,599 shares issued and 42,344,827 shares outstanding at December 31, 2022 and 42,013,433 shares issued and outstanding, at December 31, 2021	423,476	420,134
Additional paid-in capital	122,632,584	51,142,220
Accumulated other comprehensive income	72,514	-
Accumulated deficit	(171,756,655)	(117,647,947)
Treasury stock, at cost - 2,772 shares at December 31, 2022 and 0 shares at December 31, 2021	(15,935)	-
Total stockholders' deficit attributable to Global Clean Energy Holdings, Inc.	(48,644,016)	(66,085,593)
Non-controlling interests	20,436,020	5,468,900
Total Stockholders' Deficit	(28,207,996)	(60,616,693)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$708,068,296	$421,769,323

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For year ended December 31,
	2022	2021

Revenues	$2,591,054	$214,909
Costs of goods sold	2,021,683	141,242
Gross Profit	569,371	73,667

Operating Expenses
General and administrative expense	43,047,093	25,165,361
Facilities expense	19,582,324	14,503,409
Depreciation expense	907,537	181,112
Amortization expense	1,287,867	924,012
Total Operating Expenses	64,824,821	40,773,894

OPERATING LOSS	(64,255,450)	(40,700,227)

OTHER INCOME (EXPENSE)
Interest expense, net	(3,821,280)	(2,907,657)
Loss on extinguishment of debt	(3,972,568)	-
Other income	412,753	365,322
Change in fair value of Class B Units	12,664,689	(6,083,276)
Change in fair value of Warrant Commitment Liability	4,515,307	(3,210,885)
Loss before income taxes	(54,456,549)	(52,536,723)
Income tax benefit	347,841	1,121,215
NET LOSS	$(54,108,708)	$(51,415,508)

BASIC NET LOSS PER COMMON SHARE	$(1.28)	$(1.33)
DILUTED NET LOSS PER COMMON SHARE	$(1.28)	$(1.33)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	42,285,350	38,802,588
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	42,285,350	38,802,588

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For year ended December 31,
	2022	2021
Net loss	$(54,108,708)	$(51,415,508)
Other comprehensive income:
Foreign currency translation adjustments	72,514	-
Comprehensive loss	$(54,036,194)	$(51,415,508)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Treasury Stock	Non - controlling Interests	Total
Beginning Balance at Dec. 31, 2020	$13	$358,499	$31,670,954	$-	$(66,232,439)	-	$5,468,900	$(28,734,073)
Share-based compensation from issuance of options and compensation-based warrants	-	-	691,821	-	-	-	-	691,821
Shares issued upon reverse split to avoid fractional shares	-	19	(19)	-	-	-	-	-
Conversion of note payable to shares	-	15,868	460,168	-	-	-	-	476,036
Exercise of stock options	-	1,125	10,880	-	-	-	-	12,005
Purchase of Agribody Technologies, Inc.	-	8,305	4,991,695	-	-	-	-	5,000,000
Conversion of Series B Preferred to Common	(13)	11,818	(11,805)	-	-	-	-	-
Conversion of convertible notes	-	537	308,352	-	-	-	-	308,889
Issuance of common stock for cash	-	4,960	3,095,040	-	-	-	-	3,100,000
Shares issued to employees	-	1,392	766,976	-	-	-	-	768,368
Purchase of Entira, Inc	-	4,071	2,459,236	-	-	-	-	2,463,307
Purchase of Camelina Company Espana SL		13,540	6,698,922	-	-	-	-	6,712,462
Net loss	-	-	-	-	(51,415,508)	-	-	(51,415,508)
Ending Balance at Dec. 31, 2021	$-	$420,134	$51,142,220	$-	$(117,647,947)	$-	$5,468,900	$(60,616,693)
Share-based compensation from issuance of options and compensation-based warrants	-	170	2,379,471	-	-	-	-	2,379,641
Exercise of stock options	-	3,172	128,631	-	-	-	-	131,803
Accretion of 15.00% Series C preferred s tock	-	-	(25,290,758)	-	-	-	-	(25,290,758)
Issuance of warrants	-	-	84,330,951	-	-	-	-	84,330,951
Issuance of warrants in subsidiary	-	-	-	-	-	-	14,967,120	14,967,120
Deemed contribution in connection with issuance of preferred stock to Senior Lenders	-	-	9,942,069	-	-	-	-	9,942,069
Foreign currency translation adjustment	-	-	-	72,514	-	-	-	72,514
Acquisition of common stock at cost	-	-	-	-	-	(15,935)	-	(15,935)
Net loss	-	-	-	-	(54,108,708)	-	-	(54,108,708)
Ending Balance at Dec. 31, 2022	$-	$423,476	$122,632,584	$72,514	$(171,756,655)	$(15,935)	$20,436,020	$(28,207,996)

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For year ended December 31,
	2022	2021
Operating Activities
Net Loss	$(54,108,708)	$(51,415,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,379,641	1,460,189
Loss on lower of cost or net realizable value adjustment on inventories	318,874	-
Depreciation and amortization	2,424,808	1,105,124
Accretion of asset retirement obligations	930,629	978,009
Change in fair value of Class B units	(12,664,689)	6,083,276
Change in fair value of Warrant Commitment Liability	(4,515,307)	3,210,885
Gain on loan forgiveness	600,560	-
Amortization of debt discount	2,917,194	4,798,252
Loss on extinguishment of debt	3,972,568	-
Deferred i ncome ta xes	(337,502)	(1,121,215)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(37,935)	(135,783)
Inventories	(4,105,921)	(2,750,099)
Prepaid expenses and other current assets	1,456,867	3,656,372
Long-term deposits	31,447	(307)
Accounts payable	2,913,486	3,836,128
Accrued liabilities	6,610,141	(404,401)
Asset retirement obligations	(262,494)	(2,265,557)
Environmental liabilities	(455,907)	(510,817)
Operating lease obligations	(686,458)	(432)
Net Cash Used in Operating Activities	(52,618,706)	(33,475,884)
Investing Activities:
Cash paid on acquisitions, net of cash acquired	-	(365,218)
Cash paid for intangible assets	(40,204)	(111,746)
Advances to contractors, net	-	(10,021,908)
Cash paid for property, plant, and equipment	(145,203,055)	(170,941,874)
Net Cash Used in Investing Activities	(145,243,259)	(181,440,746)
Financing Activities:
Proceeds received from exercise of stock options	131,803	12,005
Issuance of common stock for cash	-	3,100,000
Purchase of common stock at cost	(15,935)	-
Proceeds received from the sale of preferred stock including deemed contribution from Senior Lenders and common stock warrants	145,000,000	-
Payments of offering costs on preferred stock and warrants	(8,455,621)	-
Payments on notes payable and long-term debt	(5,370,278)	(3,720,736)
Payments on Bridge Loan	(20,000,000)	-
Borrowings on Bridge Loan	7,950,237	12,049,763
Borrowings on other notes	2,663,810	1,771,783
Borrowings on Senior Credit Agreement	60,000,000	186,142,984
Net Cash Provided by Financing Activities	181,904,016	199,355,799

Net Change in Cash, Cash Equivalents and Restricted Cash	(15,957,949)	(15,560,831)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	23,421,894	38,982,725
Cash, Cash Equivalents and Restricted Cash at End of Period	$7,463,945	$23,421,894

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$16,353,506	$30,227,893
Leased assets obtained for new operating lease liabilities	-	443,842

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

Supplemental Noncash Investing and Financing Activities

	For year ended December 31,
	2022	2021
Supplemental Disclosures of Non-cash Investing and Financing Activities
Debt discount related to Class B units issued to Senior Lenders	$3,043,000	$6,083,276
Debt discount related to warrants issued to Senior Lenders	10,732,104	-
Issued 1,640,509 shares for conversion of several notes payable and accrued interest	-	784,925
Issued 830,526 shares to acquire Agribody Technologies, Inc,	-	5,000,000
Issued 407,150 shares of common stock to acquire Entira, Inc.	-	2,463,307
Issued 1,353,951 shares of common stock to acquire Camelina Company Espana SL	-	6,712,462
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	3,956,556	-
Lease modification due to change from finance lease to operating lease	1,397,904	-
Issued and modified warrants for revenue contract modification (see Note H)	15,618,495	-
Settlement of Warrant Commitment Liability through issuance of warrants	14,699,834	-
Lender warrant commitment incurred for payment of debt issuance costs and payment of consent premium payable to Senior Lenders	-	16,004,255
In-kind interest added to principal balance of Senior Credit Agreement	30,685,530	5,891,725
Amounts included in EPC deferred payment for purchases of property, plant, and equipment	128,698,337	-
Amounts included in accounts payable and accrued liabilities for purchases of property, plant, and equipment	4,551,839	27,045,738
Capitalized interest included in property, plant, and equipment	55,550,645	30,024,394

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE
A — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description
of Business

Throughout this Annual Report, the terms “we,” “us,” “our,” “our company,” and “the Company” collectively refer to
Global
Clean Energy Holdings, Inc. and its wholly-
owned
subsidiaries. References to “GCEH” refer only to Global Clean Energy Holdings, Inc.
GCEH is a Delaware corporation. GCEH currently operates through various U.S. and foreign subsidiaries that are currently wholly-owned. The principal subsidiaries include, among others: (i) Sustainable Oils, Inc., a Delaware corporation (“SusOils”) that conducts camelina breeding and owns proprietary rights to various camelina varieties and operates our camelina business; (ii) GCE Holdings Acquisitions, LLC and its five Delaware limited liability company subsidiaries that were formed to finance and own, directly or indirectly, Bakersfield Renewable Fuels, LLC, a Delaware limited liability subsidiary (“BKRF”) that owns our renewable fuels refinery in Bakersfield, California (the “Bakersfield Renewable Fuels Refinery”); (iii) GCE Operating Company, LLC, our subsidiary that operates our Bakersfield Renewable Fuels Refinery, and employs various personnel throughout the Company; (iv) Agribody Technologies, Inc., our Delaware subsidiary that oversees aspects of our plant science programs; and (v) Camelina Company Espana, S.L., our Spanish subsidiary that develops proprietary camelina varieties and leads our business expansion opportunities in Europe and South America.

GCEH
is a uniquely positioned, vertically integrated renewable fuels innovator that will produce ultra-low carbon renewable fuels from patented nonfood camelina varieties. Our farm-to-fuel business model is designed to allow greater efficiencies throughout the value chain, lowering our finished fuels’ carbon intensity and streamlining our operations at every step. Our patented camelina varieties are purposefully bred to increase yield, quicken maturity, and increase tolerance to drought and pests. Today, GCEH owns the world’s largest portfolio of patented camelina genetics, and we contract directly with farmers around the globe to grow our proprietary camelina crop on fallow land. Once online, the 15,000 barrels per day (“BPD”) facility will sell up to its full production capacity of renewable diesel
(“RD”).
The
production capacity will be limited due to a hydrogen constraint at the refinery, which, based upon feedstock blend, could limit us to processing no more than ~12,000 BPD of feedstock.
F-12

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). References to the “ASC” hereafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made within the consolidated financial statements for the prior period to conform with current presentation.

NOTE B — LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred losses from continuing
operations applicable to its common stockholders of $54.1 million during the twelve months ended December 31, 2022, and had an accumulated deficit of $171.8 million at December 31, 2022. At December 31, 2022, the Company had working capital of negative $68.7 million and a stockholders' deficit of $28.2 million.

The completion of the construction of the Bakersfield Renewable Fuels Refinery has been delayed by various factors, and the project currently is still under construction. Based on the schedule provided to us by our lead contractor, the Bakersfield Renewable Fuels Refinery is currently projected to be completed during 2023. Various scheduling issues experienced to date with our lead contractor and other factors beyond our control have delayed completion of the project. Such factors have included, by way of example, poor planning and execution by the engineering, procurement and construction contractors for the project, the impact of the COVID-19 pandemic, unavailability of skilled labor, material shortages and other matters.  Delays to engineering activities have resulted from, among other things, inadequate engineering staffing, and the failure or inability to progress engineering in a timely, efficient, and collaborative manner.  The project has also experienced engineering, procurement and construction issues with our lead contractors, including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We also experienced inefficiencies and delays from contracted engineering and specialty firms due to the unavailability of skilled labor, delays in contractors performing required material fabrication, labor inefficiencies, productivity issues, material shortages, supply chain disruption, and transportation delays.  The project has experienced such delays despite steps taken by us to mitigate such delays.  While we are discussing with our lead contractor a change order to accelerate the completion of the project, further delays beyond estimated timelines, or unexpected construction costs including any unfavorable negotiation
of change order claims, could increase the cost of completion beyond our budgeted costs.  Even though we believe the Bakersfield Renewable Fuels Refinery will commence operations during 2023, there can be no assurance that operations will commence within this time period. Revenues from the refinery are expected to commence with commercial operations.

In addition, ExxonMobil Renewables LLC (“Exxon”), in its capacity as a preferred stockholder of the Company, filed a complaint against the Company in the Court of Chancery of the State of Delaware to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law in relation to alleged wrongdoing by the Company’s management (“Section 220 Demand”).  While we believe that the allegations described in the complaint are without merit, it is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 Demand.  The Section 220 Demand and the potential risk of additional stockholder suits has created additional uncertainties around our ability to successfully obtain third party financing required to complete the Bakersfield Renewable Fuels Refinery.

On February 28, 2023, the Company also received notice from ExxonMobil Oil Corporation, a subsidiary of Exxon Mobil Corporation (“EMOC”) whereby EMOC was irrevocably terminating the POA for RD effective June 30, 2023 if the Bakersfield Renewable Fuels Refinery has not commenced operations by June 30, 2023. The Company has notified Exxon that its purported termination is ineffective under the terms of the POA. This event and condition raises uncertainty as to the POA and RD revenues to be received pursuant to the POA.

The Company’s primary source of liquidity is cash on hand and available borrowings under its credit facilities. The Company estimates that it will require the following cash inflows to meet its obligations through April 1
7
, 2024:

●	$90 million to fund the completion of the Bakersfield Renewable Fuels Refinery and for other operational requirements, and
●	$40 million to fund the initial feedstock required for operations .

In addition, under the Senior Credit Agreement, the Company is required to raise $110 million to refinance a portion of the senior debt, and may require
(if not amended)
$60 million for cash interest payments related to the senior debt.

The uncertainty of the timing of the completion and costs of the refinery, the lack of significant operating cash flows until the initial revenues from the refinery begin, and the significant cash shortfall to meet the Company’s financial obligations, represent events and conditions that raise a substantial doubt about the Company's ability to continue as a going concern for a period of at least one year from the time the financial statements are issued.

Management is currently pursuing and evaluating several plans to mitigate the conditions or events that raise a substantial doubt about the Company’s ability to continue as a going concern, which include the following:

●	Exercising the Company’s rights under the CTCI Agreement to recover liquidated damages to which the Company may be entitled;
●	Engaging with third parties, including our existing senior lender group and other stakeholders, to raise additional debt or equity capital;
●	Evaluating the Company’s existing arrangements and potential financing and transaction structures to minimize our current and future credit support obligations;
●	Accelerating Camelina development and expanding the Company’s Camelina business generally; and
●	Pursuing initiatives to reduce operating expenses.

There can be no assurance that sufficient liquidity can be obtained on terms acceptable to the Company, or at all.  As a result, and given the high volatility in the capital markets, as well as our ongoing litigation with Exxon, the Company has concluded that management’s plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Agreements

Credit Facilities

BKRF OCB, LLC, an indirect, wholly-owned subsidiary of GCEH, is a party to a $437.6 million secured term loan agreement (the “
Senior Credit Agreement
”). The purpose of this facility is to provide cash to BKRF to facilitate the construction of the refinery.

On August 5, 2022, certain subsidiaries of the Company entered into Amendment No. 9 to the Senior Credit Agreement to, among other things, increase the Tranche B Commitments thereunder by $60 million to $397.6 million, extend the start date of the Bakersfield Renewable Fuels Refinery to March 31, 2023 (which was extended to June 30, 2023 as part of Amendment No. 10) and implement certain other commercial arrangements as described therein.  Existing defaults and potential events of defaults under the Senior Credit Agreement, if any, were also waived by the lenders in connection with the effectiveness of Amendment No. 9.  As payment of the amendment and upsize premium, the Company issued to the lenders warrants to purchase up to 7,468,929 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $2.25 per share.
As of December 31, 2022, we have borrowed $397.6 million available under the
Senior Credit Agreement
.

On January 30, 2023, we entered into Amendment No. 10 to our Senior Credit Agreement, pursuant to which the lenders agreed to, among other things, a series of Tranche C Commitments in an amount of up to $40 million, which will be available to be drawn through June 30, 2023.  In addition, the amendment provides for (i) an increase in the underlying interest rate on the loans following the effective date of the amendment from 12.5% to 15%, (ii) the ability to pay interest in kind (in lieu of a cash payment) for the periods ending March 31, 2023 and June 30, 2023, (iii) a change in the maturity date to December 31, 2025, (iv) an agreement to raise at least $10 million in new capital by March 31, 2023, and $100 million by April 1, 2024, and (v) certain governance rights, including certain limited rights for the administrative agent to put forth nominees to our Board of Directors. The requirement to raise at least $10 million in new capital has been extended to
May 15, 2023.

We also agreed, in relation to Amendment No. 10 of the Senior Credit Agreement, to pay to the lenders an upsize premium of $2.0 million and issue warrants to purchase up to 15,000,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share.

Pursuant to Amendment No. 10, the Company also agreed to grant to the administrative agent a security interest in all assets of SusOils, pursuant to a pledge and security agreement, dated as of January 30, 2023, by and among the Company, SusOils, and Orion Energy Partners TP Agent, LLC, as the collateral agent (the “Security Agreement”).  If prior to June 30, 2025, the principal amount of the loans under the Senior Credit Agreement is below $300 million, or on and after June 30, 2025 the principal amount of loans under the Senior Credit Agreement is below $200 million, then the security interest will automatically terminate.  The right to foreclose on the collateral is limited to specific fundamental events of default under the Senior Credit Agreement, including payment defaults and defaults arising from bankruptcy related actions.

Preferred Stock

On February 23, 2022, we issued 145,000 shares of our newly created Series C Preferred Stock (the “Series C Preferred”) and five-year warrants (the “GCEH Warrants”) to purchase up to an aggregate of 18,547,731 shares of our common stock (5,017,008 issued to settle the Warrant Commitment Liability) at an exercise price of $2.25 per share to ExxonMobil Renewables LLC (“ExxonMobil Renewables”), an affiliate of ExxonMobil, and 11 other institutional investors (all of whom are Senior Lenders under our existing
Senior Credit Agreement
) for an aggregate purchase price of $145 million and the settlement of the Warrant Commitment Liability. As additional consideration for ExxonMobil’s investment, we also granted ExxonMobil Renewables additional warrants (the “GCEH Tranche II Warrants”) to purchase up to 6.5 million shares of common stock at an exercise price per share of $3.75 until February 22, 2028, and a warrant to acquire 33% (19,701,493 shares) of our SusOils subsidiary for $33 million ($1.675 per share) until February 22, 2027 (“SusOil Warrant”). On August 5, 2022, the GCEH Tranche II Warrants were amended to an exercise price of $2.25 per share and the exercise period for all of the ExxonMobil warrants were extended to December 23, 2028. Each of the GCEH Warrants, GCEH Tranche II Warrants and SusOil Warrant may be exercised for cash or by means of cashless exercise, however the GCEH Tranche II Warrants cannot be exercised until the earlier of (i) the date on which ExxonMobil extends the term of the five-year Offtake Agreement (as described below), which did occur on August 5, 2022, that we entered into with ExxonMobil effective April 10, 2019 (as amended), or (ii) a change of control, sale, or the dissolution of the Company. On August 5, 2022, the SusOil Warrant was amended to an exercise price of $1 million ($0.0507 per share) in consideration for amendments to the Company’s Product Offtake Agreement and Term Purchase Agreement
. Under the Certificate of Designations of the Series C Preferred, the holders of the Series C Preferred are entitled to receive dividends at a rate of 15%, compounded quarterly provided that, until March 31, 2024, we may elect not to pay some or all of the accrued dividends in cash, in which case the unpaid dividends shall accrue and be added to the original issuance price of the shares of Series C Preferred. The shares of Series C Preferred have no voting rights, except as required by law or with respect to certain protective provisions in the Certificate of Designations. For such time as ExxonMobil holds any shares of Series C Preferred, ExxonMobil will have the right, exercisable at its option, to appoint two directors to GCEH’s Board of Directors. If the Series C Preferred shares have not been redeemed prior to the fifth anniversary of issuance, or upon an event of default under the Certificate of Designations, ExxonMobil will have the right to appoint a majority of the Board of Directors. The Certificate of Designations provides that we will have the right, at any time, to redeem/repurchase the outstanding shares of Series C Preferred (in increments of no less than $25 million), for an amount equal to the Corporate Redemption Price (as defined in the Certificate of Designations) at any time the Series C Preferred is outstanding. The Certificate of Designations of the Series C Preferred Stock provides for mandatory redemption upon a Change of Control or Event of Default (as defined therein) and are not convertible into shares of our common stock. GCEH may redeem the Series C Preferred Stock at any time within the first two years at 1.85 times, and the next three years at 2.0 times, the amount of the investment (including any accrued unpaid dividends).

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales Agreements

In
April 2019, the Company entered into a binding Product Offtake Agreement (the “Offtake Agreement”) with ExxonMobil pursuant to which ExxonMobil has committed to purchase 2.5 million barrels per year of renewable diesel annually (the “Committed Volume”) from the Bakersfield Renewable Fuels Refinery (including the Renewable Identification Numbers (“RINs”) allocated to such quantities of renewable diesel), and the Company has committed to sell these quantities of renewable diesel to ExxonMobil. ExxonMobil’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Renewable Fuels Refinery commences commercial operations (“Start Date”). ExxonMobil has the option to extend the initial five-year term. Either party may terminate the Offtake Agreement if the Bakersfield Renewable Fuels Refinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Renewable Fuels Refinery’s operations or the Start Date has not occurred by June 30, 2023 as
set forth in the Offtake Agreement for reasons other than force majeure.

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

In connection with the transactions contemplated by Amendment No. 9, the Company also entered into a transaction agreement with ExxonMobil Renewables and ExxonMobil, pursuant to which, among other things, certain subsidiaries of the Company and ExxonMobil entered into amendments to the Company’s Product Offtake Agreement and Term Purchase Agreement in order to extend the initial terms thereof to 66 months, to increase certain committed volumes under the Product Offtake Agreement from 105 million gallons per year (“MGPY”) to 135 MGPY, and to implement certain other commercial arrangements between the parties as described therein in exchange for issuing new immediately-vested warrants and modifying existing outstanding warrants (see Note H
 – Stock options and warrants
).

Either party may terminate the Offtake Agreement if the Bakersfield Renewable Fuels Refinery does not meet certain production levels by certain milestone dates following the commencement of the Bakersfield Renewable Fuels Refinery’s operations. On February 28, 2023, we received notice from ExxonMobil, that effective as of July 1, 2023, ExxonMobil was irrevocably terminating the Offtake Agreement without any further action of ExxonMobil, upon failure of the Bakersfield Renewable Fuels Refinery to commence operations contemplated by the Offtake Agreement by June 30, 2023.  On March 5, 2023, we notified ExxonMobil that its purported termination of the Offtake Agreement is ineffective under the terms of the Offtake Agreement, and that we reserve and will enforce all of our rights under the Offtake Agreement, including without limitation those rights that automatically extend the Start Date.  Termination of the Offtake Agreement will result in termination of the TPA and would constitute an event of default under our Senior Credit Agreement.

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
Cash and Cash Equivalents; Concentration of Credit Risk

The Company considers all highly liquid debt instruments maturing in three months or less to be cash and cash equivalents. The Company maintains cash and cash equivalents at high quality financial institutions. However, deposits exceed the federally insured limits. At December 31, 2022, the Company had approximately $6.2 million in uninsured cash.
Foreign Currency Translation

Our Spanish subsidiary uses the Euro as its functional currency. Assets and liabilities are translated using exchange rates at the balance sheet dates, and revenues and expenses are translated at weighted average rates. Adjustments from the translation process are recognized in stockholders’ deficit as a component of accumulated other comprehensive income (loss). During the year ended December 31, 2022, the Company recognized a translation gain of $73 thousand and had no comparable foreign translation gain or loss for the year ended December 31, 2021.
Inventories

Inventories currently consist of Camelina seeds, grain, meal, and oil. Inventories are valued at the lower of cost or net realizable value. Cost is determined based on standard cost. On March 31, 2022, the Company recognized a loss in the amount of $319 thousand due to inventories being adjusted to the lower of cost or net realizable value. There were no lower of cost or net realizable value adjustments made to the inventory values reported as of December 31, 2022 and December 31, 2021.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of office equipment and transportation equipment are computed using the straight-line method over estimated useful lives of 3 to 5 years. Depreciation of refinery assets and buildings are computed using the straight-line method over estimated useful lives of 5 to 25 years. However, the refinery will not begin to be depreciated until its retrofitting has been completed and it is ready for operations. Normal maintenance and repair items are charged to operating costs and are expensed as incurred. The cost and accumulated depreciation of property, plant and equipment sold or otherwise retired are removed from the accounts and any gain or loss on disposition is reflected in the statements of operations. Interest on borrowings related to the retrofitting of the Bakersfield Renewable Fuels Refinery is being capitalized, which will continue until the refinery is placed in service. During the years ended December 31, 2022 and December 31, 2021, interest of $55.6 million and $30.0 million, respectively, was capitalized and is included in property, plant and equipment, net, for a total of $95.8 million of capitalized interest for the project.

Long-lived Assets

In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the years ended December 31, 2022 and December 31, 2021, there were no impairment losses recognized on long-lived assets.
F-16

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Issuance Costs

Debt issuance costs primarily relate to financing to fund the costs of retrofitting the Bakersfield Renewable Fuels Refinery and are amortized over the term of the loan as interest under the effective interest method; however, as such interest primarily relates to retrofitting of the Bakersfield Renewable Fuels Refinery, these costs are being capitalized as part of the refinery until it is placed in service. The amortization of the debt issuance costs that are not capitalized are recorded as interest expense. At December 31, 2022 and December 31, 2021, unamortized debt issuance costs related to the Senior Credit Agreement (see Note F
 - Debt
) are classified as a direct deduction from the carrying amount of each credit facility; however, at December 31, 2021 unamortized debt issuance costs related to the Mezzanine Credit Facility (as defined below) were capitalized as an asset as there had not been any borrowings on the Mezzanine Credit Facility. Effective as of February 23, 2022, the Mezzanine Credit Facility was assigned to and fully funded by GCEH, and as a result, the unamortized debt issuance costs of $3.9 million related to the Mezzanine Credit Facility was recorded as a loss on debt extinguishment in the year ended December 31, 2022. During the year ended December 31, 2021 there were no losses on debt extinguishment. See Note F - Debt for more detail on the financing.
Accrued Liabilities

As of December 31, 2022 and December 31, 2021, accrued liabilities consists of:

	As of December 31, 2022	As of December 31, 2021
Accrued compensation and related liabilities	$6,377,251	$3,818,701
Accrued interest payable	4,744,937	1,857,343
Accrued construction costs	4,551,839	27,045,738
Other accrued liabilities	4,841,668	3,677,671
Current portion of asset retirement obligations	2,849,000	2,530,000
Current portion of environmental liabilities	4,353,564	1,339,550
	$27,718,259	$40,269,003

The Company recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value. We have asset retirement obligations with respect to our Bakersfield Renewable Fuels Refinery due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is our practice and intent to continue to maintain these assets and make improvements based on technological advances. In order to determine the fair value of the obligations, management must make certain estimates and assumptions including, among other things, projected cash flows, timing of such cash flows
, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligations. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.

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

The following table provides a reconciliation of the changes in asset retirement obligations for the years ended December 31, 2022 and December 31, 2021.

	Year ended December 31, 2022	Year ended December 31, 2021
Asset retirement obligations - beginning of period	$20,191,429	$21,478,977
Revisions to previous estimates	244,591	-
Disbursements	(262,494)	(2,265,557)
Accretion	930,629	978,009
Asset retirement obligations - end of period	$21,104,155	$20,191,429

The amounts shown as of December 31, 2022 and December 31, 2021 include $2.8 million and $2.5 million, respectively, which have been classified as current liabilities and included in accrued liabilities and $18.3 million and $17.7 million which have been classified as long term liabilities as of December 31, 2022 and December 31, 2021, respectively.

Advances to Contractors

Upon the acquisition of the Bakersfield Biorefinery, the Company advanced $20.1 million to its former primary construction contractor, ARB, Inc., for invoices to be billed against the Guaranteed Maximum Price for the Engineering, Procurement and Construction (“EPC”) of the Bakersfield Renewable Fuels Project contract (“ARB EPC Agreement”). These funds were credited against invoices in accordance with an agreed schedule. In May 2021 we replaced ARB, Inc. with an EPC agreement with CTCI Americas, Inc. ("CTCI EPC Agreement") which an advance was made in the amount of $17.8 million. The amount of $17.8 million has been fully utilized against progress billings as of December 31, 2022, resulting in $0.0 reflected as advances to contractor. As of December 31, 2021 advances to contractor were $10.0 million.
Income
Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of general and administrative expense. The Company has recorded a 100% valuation allowance against the deferred tax assets as of December 31, 2022 and December 31, 2021.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue From Contracts With Customers, using the following five-step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. The Company is engaged in contracting with farmers to grow camelina grain that will be processed into oil for use in Bakersfield Biorefinery. The Company recognizes revenues upon the sale of its patented camelina seed to the farmers and also for the crushed camelina meal that it plans to sell to third party livestock and poultry operators. The Company recognized for the years ended December 31, 2022 and December 31, 2021 $2.6 million and $0.2 million in revenue, respectively. Based upon the Company’s Offtake Agreement (see Note B - Liquidity), the Company expects to begin recognizing revenue from the sale of renewable diesel upon such time the Company delivers on its performance obligations after the start-up of the Bakersfield Renewable Fuels Refinery.
F-18

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Asset

In exchange for the amendment to the POA and the TPA agreement, the Company provided consideration, in the form of warrants, which was capitalized as a contract asset and will be amortized over the life of the contracts on a per gallon basis as the underlying product, renewable diesel
, is produced and sold under the contracts.

 (see Note H – Stock options and warrants)

Research and Development

Research and development costs are charged to operating expenses when incurred, which were nominal for the years ended December 31, 2022 and December 31, 2021.

Fair Value Measurements and Fair Value of Financial Instruments

As of December 31, 2022 and December 31, 2021, the carrying amounts of the Company's financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash, cash equivalents, and restricted cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair value due to their short-term nature. As of December 31, 2022 and December 31, 2021, the carrying amounts of the Company's financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including the convertible note payable to the executive officer approximate their fair value due to the recent amendments that reflect current market conditions. The Class B Units, issued by BKRF HCB, LLC, are reported at fair value. Additionally, as further described below, the Company recognized a liability for a warrant commitment to its Senior Lenders at December 31, 2021 as part of a debt modification included in its executed Amendment No. 6 to its Senior Credit Agreement, which is reported at fair value. The Senior Credit Agreement is a long-term fixed rate debt instrument which has a carrying amount that is approximately at fair value based on a comparison of recently completed market transactions.

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

On December 20, 2021, the Company executed Amendment No. 6 to the Senior Credit Agreement whereby the Company agreed to issue warrants covering 5,017,008 shares of common stock of GCEH at an exercise price to be determined based on a market pricing mechanism, which was $2.25 per share, upon the completion of the Series C Preferred Stock financing (“Series C Financing”) for a term of five years from that date (the “Warrant Commitment Liability”) (See Note B
 - Liquidity
). The Warrant Commitment Liability was in consideration for (i) the 1%, or $4.1 million, consent premium payable from an earlier amendment to the Senior and Mezzanine Credit Facilities, (ii) the Bridge Loan, and (iii) as additional creditor fees for forbearance to the Senior Lenders and Mezzanine Lenders. Such creditor fees were recorded as additional debt discount.
The Company recognized a Warrant Commitment Liability as a freestanding instrument that is classified as a liability under ASC 480 as the commitment to issue the warrants represents a variable share settlement where the warrants to be issued to the Senior Lenders vary based on occurrence of the February 23, 2022 issuance of Series C Preferred and GCEH Warrants (see Note B
 - Liquidity
).
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
The following is the recorded fair value of the Class B Units as of December 31, 2022:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$12,007,000	$12,007,000	$-	$-	$12,007,000

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the recorded fair value of the Class B Units and the Warrant Commitment Liability as of December 31, 2021:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$21,628,689	$21,628,689	$-	$-	$21,628,689
Warrant Commitment Liability	19,215,140	19,215,140	-	-	19,215,140

The following presents changes in the Class B Units for the years ended December 31, 2022 and December 31, 2021:

	Year ended December 31, 2022	Year ended December 31, 2021
Beginning Balance	$21,628,689	$5,123,000
New unit issuances	3,043,000	10,422,413
Change in fair value recognized in earnings	(12,664,689)	6,083,276
Ending Balance	$12,007,000	$21,628,689

The following presents changes in the Warrant Commitment Liability for the years ended December 31, 2022 and December 31, 2021:

	Year ended December 31, 2022	Year ended December 31, 2021
Beginning Balance	$19,215,140	$-
Change in fair value recognized in earnings	(4,515,307)	16,004,255
Settled with issuance of warrants	(14,699,833)	3,210,885
Ending Balance	$-	$19,215,140

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include (a) valuation of common stock, preferred stock, warrants, and stock options, (b) estimated useful lives of equipment and intangible assets, (c) the estimated costs to remediate or clean-up the refinery site, and the inflation rate, credit-adjusted risk-free rate and timing of payments to calculate the asset retirement obligations, (d) the estimated costs to remediate or clean-up identified environmental liabilities, (e) the estimated future cash flows, which are adjusted for current market conditions and various operational revisions, and the various metrics required to establish a reasonable estimate of the value of the Class B Units and the Warrant Commitment Liability issued to the Company’s lenders under the
Senior Credit Agreement
, and (f) the fair value of the consideration for acquisitions and the fair value of the assets acquired and liabilities assumed.  It is reasonably possible that the significant estimates used will change within the next year.

Income/Loss
per Common Share

Income/Loss
per share amounts are computed by dividing income or loss applicable to the common stockholders of the Company by the weighted-average number of common shares outstanding during each period. Diluted income or loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. The number of dilutive warrants, options, convertible preferred stock, and convertible notes and accrued interest is computed using the treasury stock method, whereby the dilutive effect is reduced by the number of treasury shares the Company could purchase with the proceeds from exercises of warrants and options.

The following table presents instruments that were potentially dilutive for the years ended December 31, 2022 and December 31, 2021 that were excluded from diluted earnings per share as they would have been anti-dilutive:

	Year ended December 31, 2022	Year ended December 31, 2021
Convertible notes and accrued interest	7,604,302	7,535,173
Convertible preferred stock - Series B	-	-
Stock options and warrants	46,353,950	19,567,360

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock
Based Compensation

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. However, in the case of awards with accelerated vesting, the amount of compensation expense recognized at any date will be based upon the portion of the award that is vested at that date. The Company estimates the fair value of service-based stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. Market-based equity incentive options are valued and estimated using a Monte-Carlo simulation under a risk-neutral framework and the fair value is determined to be equal to the average value over 100,000 model iterations. Forfeitures are accounted for as incurred.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06,
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU 2020-06”), which reduces the complexity of the accounting for convertible debt instruments and its effect on earnings per share calculation. The guidance reduces the number of accounting models used for convertible debt instruments, which will result in fewer embedded conversion features being recognized separately from the original contract. This will also affect the guidance associated with convertible debt for earnings-per-share by requiring the if-converted method rather than the treasury stock method, requiring that potential share settlement be included in the calculation of diluted earnings per share and clarifying that an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share count. For public business entities, the amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2021, including interim periods within those years, and early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those years. The Company formally elected to early-adopt ASU 2020-06 as of January 1, 2022. As the Company did not have any instruments subject to the changes provided in ASU 2020-06 prior to January 1, 2022, there was no material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08,
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
("ASU 2021-08"), which updates the guidance related to the acquisition of revenue contracts in a business combination. The new guidance requires that the acquiring entity recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date the acquirer should recognize the contract assets and liabilities under Topic 606 as they would have been recognized at contract origination rather than at fair value at the time of the acquisition. The intent is to create more comparability of recognition and measurement of the acquired contracts in business combinations. For public business entities, the amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2021-08 as of January 1, 2023, and there was no material impact on the Company's consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10,
Disclosures by Business Entities about Government Assistance
("ASU 2021-10"), which requires business entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance will require business entities to disclose the nature of the transactions, accounting policies used to account for the transactions, and state which line items on the balance sheet and income statement are affected by these transactions and the amount applicable to each financial statement line. Business entities will also have to disclose significant terms and conditions of transactions with a government such as the duration of the agreement, any commitments made by either side, provisions, and contingencies. The guidance in ASU 2021-10 is effective for all entities for fiscal years beginning after December 15, 2021. The Company adopted ASU 2021-10 on January 1, 2
02
2, and there was no material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements.

Where applicable, the notes to these consolidated financial statements have been updated to discuss all significant subsequent events which have occurred.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as of December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Land	$7,855,872	$7,855,872
Office equipment	2,047,549	1,980,160
Buildings(1)	2,684,402	5,486,575
Refinery and industrial equipment	88,057,913	87,072,163
Transportation equipment	468,587	421,302
Construction in process	452,735,198	211,152,337
Construction period interest	95,795,804	40,245,159
Total cost	$649,645,325	$354,213,568
Less accumulated depreciation	(1,112,498)	(360,637)
Property, plant and equipment, net	$648,532,827	$353,852,931

(1)
Includes assets under finance lease of $3.4 million, less accumulated depreciation of $0.0 million as of December 31, 2021. The related amortization expense for assets under finance lease of $0.4 million for the year ended December 31, 2022 is included in depreciation on our consolidated statements of operations. The lease was reassessed in September 2022 which resulted in reclassification of the finance lease as an operating lease.  See Note K
 - Commitments and Contingencies
.

Depreciation expense for property, plant, and equipment was approximately $908,000 and $181,000 for the years ended December 31, 2022 and December 31, 2021, respectively.

NOTE E - INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets as of December 31, 2022 and December 31, 2021 are shown in the following table:

		December 31, 2022		December 31, 2021
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets
Trade name	-	$90,000	$-	$90,000	$-
Definite Lived Intangible Assets
Patent licenses	4 years	8,223,402	3,816,133	8,188,315	2,831,088
Developed seed variant technology	23 years	5,679,500	169,633	5,679,500	-
Refinery permits	13 years	1,921,082	403,885	1,921,082	275,813
Total		$15,913,984	$4,389,651	$15,878,897	$3,106,901

Amortization expense for intangible assets was approximately $1,288,000 and $924,000 for the years ended December 31, 2022 and December 31, 2021, respectively.

The estimated intangible asset amortization expense for 2023 through 2027 and thereafter is as follows:

Estimated Amortization Expense
2023	$1,094,402
2024	965,204
2025	864,059
2026	848,773
2027	800,041
Thereafter	6,951,854
Total	$11,524,333

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill as of December 31, 2022 is shown in the following table:

December 31, 2022
Balance as of December 31, 2021	$8,777,440
Adjustments to CCE Acquisition (See Note J)	1,547,459
Foreign currency adjustments	(854,200)
Balance as of December 31, 2022	$9,470,699

NOTE F – DEBT

The
table below summarizes our notes payable and long-term debt at December 31, 2022 and at December 31, 2021:

	December 31, 2022	December 31, 2021

Senior Credit Agreement	$436,125,808	$345,440,278
Bridge loan	-	12,049,763
Fixed payment obligation	22,785,000	20,250,000
Finance lease obligation (see Note K)	-	4,462,938
Other notes	2,441,316	3,478,931
Subtotal	461,352,124	385,681,910

Less: current portion of long-term debt	(11,792,105)	(35,223,402)
Less: unamortized debt discount and issuance costs	(36,071,868)	(29,227,266)
Subtotal	413,488,151	321,231,242

Convertible note payable to executive officer	1,000,000	1,000,000

Total	$414,488,151	$322,231,242

Senior Credit Agreement and Bridge Loan:

On May 4, 2020, BKRF OCB, LLC, a wholly-owned subsidiary of GCEH, entered into the Senior Credit Agreement with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to provide a $300.0 million senior secured term loan facility to BKRF OCB to pay the costs of retooling the Bakersfield Renewable Fuels Refinery. Through various amendments, the commitments under the
Senior Credit Agreement
have subsequently been increased to $397.6 million. As of December 31, 2022, we have borrowed $397.6 million under the
Senior Credit Agreement
. Outstanding term loans under the
Senior Credit Agreement
bear interest at the rate of 12.5% per annum as further amended below, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest, which the deferred interest was increased up to 3.5% effective February 23, 2022, and under Amendment No. 9 effective August 5, 2022, the deferred interest can be the full 12.5% interest for the third and fourth quarters of 2022. The Company deferred interest payments of $30.7 million in the year ending December 31, 2022 for a total outstanding amount of $436.2 million as of December 31, 2022. The principal of the Senior Credit Agreement, originally set to mature November 2026, now matures December 2025 pursuant to Amendment No. 10 as further discussed below, provided that BKRF OCB, LLC must offer to prepay the senior loans with any proceeds of such asset dispositions, borrowings other than permitted borrowings, proceeds from damage or losses at the refinery, and excess net cash flow. BKRF OCB, LLC may also prepay the senior loans in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, the Senior Lenders are issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, as the Company draws on the Senior Credit Agreement. The fair value of the Class B Units are initially recognized at fair value and subsequently re-measured at fair value each reporting period with changes recognized in earnings.  The Class B Units are discussed further below.

On March 26, 2021, Amendment No. 3 to the Senior Credit Agreement was made effective to more accurately reflect the updated scope and cost estimates of the Bakersfield Renewable Fuels Refinery and to establish a contingency reserve account to fund the costs of the additional capabilities and equipment and to fund possible cost overruns. Concurrently, Consent No. 2 and Amendment No. 2 to the Senior Credit Agreement were made effective, which, among other things, established a consent premium equal to 1.00% of the aggregate commitments (“Consent Premium”), to be paid in the form of equity or cash to the Lenders, subject to whether the Company raises capital of $35 million prior to July 31, 2021. The Consent Premium was paid in connection with the consummation of the Series C Financing on February 23, 2022, as described below.

On May 19, 2021, Amendment No. 4 to the Senior Credit Agreement was made effective to replace the Engineering, Procurement and Construction Agreement dated April 30, 2020 with ARB, Inc. (the “ARB EPC Agreement”), effective immediately with a Engineering, Procurement and Construction Agreement with CTCI Americas, Inc.  (the “CTCI EPC Agreement”). The subcontracts for the Bakersfield Renewable Fuels Refinery remain in effect and were subsumed in the CTCI EPC Agreement. Accordingly, the subcontractors continue to provide their services for the Bakersfield Renewable Fuels Refinery through CTCI.

On July 29, 2021, Amendment No. 5 to the Senior Credit Agreement was made effective to increase the amount of funding available under the Senior Credit Agreement by $4.4 million, to $317.6 million. In addition, under Amendment No. 4 and Amendment No. 5, the parties agreed to change the date by which the borrowers under the two credit agreements (the Company’s BKRF OCB, LLC and BKRF HCB, LLC subsidiaries) had to establish an additional cash contingency reserve of at least $35 million from July 31, 2021 to September 15, 2021. Further, with respect to the Consent Premium established on March 26, 2021, Amendment No. 5 constituted that the Consent Premium was payable by the Company issuing warrants to purchase shares of the Company’s common stock. The warrants were to be issued on the earlier of September 15, 2021 or the closing of an equity raise in which the Company sells at least $10 million of its common stock.

The Company subsequently received a waiver extending equity raise target date to November 19, 2021 and again in November 2021, based on further discussion with Senior Lenders, was waived until the December 20, 2021 amendment discussed below.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 20, 2021, Amendment No. 6 to Senior Credit Agreement was made effective, which, among other things, increased the amount of funding available under the Senior Credit Agreement by $20.0 million to $337.6 million and to provide a new Bridge Loan facility in an aggregate principal amount of $20.0 million. The Bridge Loan bore interest at the rate of 12.5% per annum and had a stated maturity date of January 31, 2022. The Bridge Loan was paid in full on February 23, 2022 in connection with the Series C Financing. In connection with Amendment No. 6 to the Senior Credit Agreement, GCEH committed to the Senior Lenders to issue warrants covering 5,017,008 shares of common stock of GCEH at an exercise price to be determined based on a market pricing mechanism upon the completion of the Series C Financing for a term of five years from that date. These warrants were issued on February 23, 2022 in connection with the consummation of the Series C Financing, and were issued in consideration for (i) the Consent Premium payable from an earlier amendment to the Senior and Mezzanine Credit Facilities, (ii) the Bridge Loan, and (iii) as additional creditor fees for forbearance to the Senior Lenders and Mezzanine Lenders.

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

On February 2, 2022, Amendment No. 7 to Senior Credit Agreement was made effective, which, among other things, extended the forbearance period and each respective deadline to satisfy the conditions precedent for the conditional waivers to become permanent waivers were extended from January 31, 2022 to February 23, 2022.  Additionally, the maturity date of the Bridge Loan was extended from January 31, 2022 to February 23, 2022 and was fully paid on February 23, 2022.

On February 23, 2022, Amendment No. 8 to the Senior Credit Agreement modified a previous provision whereby the Bakersfield Renewable Fuels Refinery needs to achieve Substantial Completion, as defined under the Senior Credit Agreement, no later than August 31, 2022, or an event of default occurs and the Senior Lenders have the right to accelerate the loan for immediate payment of all principal and interest accrued to that date. The amendment also requires a quarterly principal prepayment amount to achieve an agreed-upon end-of-quarter targeted debt balance designed to meet the full payment of the Senior Credit Agreement by November 4, 2026. The Company is only obligated to pay this quarterly principal amount to achieve these targeted debt balances to the extent there is available cash under the specific calculations required in the Senior Credit Agreement. The full amount of the loan matures and is due on November 4, 2026.  Additionally, the $35 million reserve requirement from Amendment No. 3 was eliminated by Amendment No. 8 in conjunction with the Series C Preferred Financing.

Effective as of February 23, 2022, the Senior Credit Agreement was further amended to permit the Company to defer up to 3.50% per annum of the interest until the earlier of September 30, 2022 or the final completion of the retooling of the Bakersfield Renewable Fuels Refinery, with all deferred interest being added to principal. In addition, effective as of February 23, 2022, the parties agreed to various amendments to the representations and warranties, affirmative and negative covenants and events of default in the Senior Credit Agreement, including (i) the Company’s loan subsidiaries may enter into working capital facilities in an amount of up to $125 million without the Senior Lenders’ consent, and the Company agreed to use its commercially reasonable efforts to enter into a permitted working capital facility on or before June 30, 2022; (ii) the retooling of the Bakersfield Renewable Fuels Refinery must be substantially complete by August 31, 2022 (subject to extension for up to 90 days if ExxonMobil extends the Start Date of the Offtake Agreement); and (iii) the final completion of the retooling of the Bakersfield Renewable Fuels Refinery must be achieved by January 31, 2023.

On August 5, 2022, certain subsidiaries of the Company entered into Amendment No. 9 to the Senior Credit Agreement to, among other things, increase the Tranche B Commitments thereunder by $60 million to $397.6 million, extend the commercial operation date of the Bakersfield Renewable Fuels Refinery to March 31, 2023 (subject to extension for up to 90 days as described above), and implement certain other commercial arrangements as described therein.  Existing defaults and potential events of default under the Senior Credit Agreement, if any, were also waived by the lenders in connection with the effectiveness of Amendment No. 9. The Company’s loan subsidiaries may enter into working capital facilities in an amount of up to $125 million without the Senior Lenders’ consent, and the Company agreed to use its commercially reasonable efforts to enter into a permitted working capital facility on or before October 1, 2022 with a 90-day extension based on the start-up of the refinery; (ii) the retooling of the Bakersfield Renewable Fuels Refinery must be substantially complete by March 31, 2023 (subject to extension for up to 90 days as described above); and (iii) the final completion of the retooling of the Bakersfield Renewable Fuels Refinery must be achieved within six months of the substantially complete date. The Company has deferred 100% of its cash interest payment due on September 30, 2022 and December 31, 2022, as such amounts were allowed under the paid in kind provisions of the Senior Credit Agreement.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 30, 2023, we entered into Amendment No. 10 to our Senior Credit Agreement whereby the Senior Lenders agreed to a series of Tranche C Commitments under the Senior Credit Agreement in an amount of up to $40 million, which will be available to be drawn through June 30, 2023.  In addition, the amendment provided for (i) an increase in the underlying interest rate on the loans following the effective date of the amendment from 12.5% to 15%, (ii) the ability to pay interest in kind (in lieu of a cash payment) for the periods ending March 31, 2023 and June 30, 2023, (iii) a change in the maturity date to December 31, 2025, (iv) an agreement to raise at least $10 million in new capital by March 31, 2023, and $100 million by April 1, 2024, and (v) certain governance rights, including certain limited rights for the Administrative Agent to put forth nominees to the Board of Directors of the Company. Additionally, the Company agreed to grant to the Administrative Agent a security interest in all assets of SusOils pursuant to a pledge and security agreement, dated as of January 30, 2023, by and among the Company, SusOils, and Orion Energy Partners TP Agent, LLC, as the collateral agent.  If prior to June 30, 2025, the principal amount of the loans under the Credit Agreement is below $300,000,000, or on and after June 30, 2025 the principal amount of loans under the Credit Agreement is below $200,000,000, then the security interest will automatically terminate.  The right to foreclose on the collateral is limited to specific fundamental events of default under the Senior Credit Agreement, including payment defaults and defaults arising from bankruptcy related actions.
The requirement to raise
$10 million by March 31, 2023

has been extended to
May 15, 2023.

Mezzanine Credit Facility

On
May 4, 2020, BKRF HCB, LLC, the indirect parent of BKRF OCB, LLC, entered into a Mezzanine Credit Facility with a group of Mezzanine Lenders who agreed to provide a $65 million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield Renewable Fuels Refinery. Subsequently, the Mezzanine Credit Facility was increased to $67.4 million. In connection with the Series C Financing, on February 23, 2022, the Mezzanine Credit Facility was assigned to, and assumed by GCEH and the Mezzanine Lenders have no further rights to the Mezzanine Credit Facility.

Fixed
Payment Obligation

The Company amended a derivative forward contract with the counterparty which terminated the derivative forward contract and replaced it with a fixed payment obligation. Under the terms of the fixed payment obligation, the Company agreed to pay the counterparty a total of $23.1 million, which included a payment of $5.5 million in April 2020, and six equal installment payments in 2022 totaling $17.6 million. Under the subsequent revised terms of the fixed payment obligation in April 2020, the Company agreed to pay the counterparty a total of $24.8 million, which included a payment of $4.5 million in June 2020 (which was paid), and six equal monthly installment payments beginning in May 2022 for a total of $20.3 million. For financial reporting purposes, the fixed payment obligation has been recorded at the present value of future payments, using a discount rate of 14.8%. Effective May 11, 2022, the Company agreed with the counterparty to amend the payment structure whereby the Company was to begin making payments beginning one month after the Bakersfield Renewable Fuels Refinery began operations and generated revenues, but no later than January 2023. The total amount of payments was increased to $22.8 million and would start at $1.5 million in the first month and escalate monthly to approximately $6.2 million at the sixth month which would be the final payment. Effective February 27, 2023, we amended our fixed payment obligation whereby we will begin making payments in September 2023 with the first payment of $1.2 million and escalating monthly with the final payment of $6 million scheduled for March 2024. The total amount of the payments is now $26.4 million.

Other Notes Payable

Included in “Other notes” as of December 31, 2022, in the above table, is a note, that is due upon demand related to the Company’s business activities prior to 2019, in the principal amount of $1.3 million and an interest rate of 18% per annum. Also included in ”Other notes” above, is a note payable that was used to finance the Company’s insurance policies. Upon the acquisition of the Bakersfield Renewable Fuels Refinery in May 2020, the Company purchased numerous insurance contracts to cover its corporate, ownership and construction risks primarily to provide financial protection against various risks and to satisfy certain lender requirements. The Company paid 35% of the total premiums and financed the balance at 3.8% annual interest rate. The Company was obligated to make seventeen equal monthly payments totaling approximately $4.5 million beginning in July 2020, which were fully paid during the year ended December 31, 2021. The insurance policies cover various periods from 12 to 60 months beginning in May 2020. At various times during the year ended December 31, 2022, the Company entered into new insurance policies to replace the policies that were expiring and to insure for additional identified risks. The Company has financed several policies at finance rates of 4.9% to 5.15% and at various percentages of down payments with payments of varying monthly lengths.  The Company expects that it will continue to finance certain insurance policy premiums.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Note Payable to Executive Officer

On
October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrued unpaid salary and bonus for two years. In order to evidence the deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note accrues simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%) and became due and payable on October 15, 2020, its maturity date. Under its existing credit agreements, the Company is restricted from repaying Mr. Palmer’s loan and, accordingly, was in default under the Convertible Note. The Company accrued or paid interest expense of $50,000 on this note for the year ended December 31, 2022. The Company had recorded accrued interest payable of approximately $180,000 and $160,000 as of December 31, 2022 and December 31, 2021 respectively. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of the Company’s common stock at an exercise price of $0.154 per share. On February 23, 2022, the Company amended Mr. Palmer's note to extend the term to the later of February 23, 2024 or upon the redemption of the Series C Preferred shares. The convertible note will bear interest at 5% per annum beginning as of February 23, 2022 and the total number of shares that the note can be converted into is a maximum of 7,616,305.

Convertible Notes Payable

The Company had several notes that were convertible into shares of the Company or the Company’s subsidiaries at different prices: ranging from $0.30 per share into the Company’s stock and up to $1.48 per share into SusOils’s common stock. These notes passed their original maturity dates and they continued to accrue interest at varying rates, from 8% to 10%. On March 26, 2021, we issued 1,586,786 shares of the Company’s common stock to the holder of a convertible promissory note upon the conversion of the entire outstanding balance, principal and accrued interest, for that note. During June 2021, the Company paid the remaining notes and the accrued interest either by an agreed cash settlement or through the issuance of common shares at an agreed price of $5.75 per share. As of December 31, 2022, there are no remaining convertible notes payable to third parties.

The following table summarizes the minimum required payments of notes payable and long-term debt as of December 31, 2022:

Year	Required Minimum Payments
2023	$11,792,105
2024	114,285,000
2025	336,125,808
2026	-
2027	-
Thereafter	149,211
Total	$462,352,124

Class
B Units

As described above, the Company has issued 397.6 million Class B Units of its subsidiary, BKRF OCB, LLC to its Senior Lenders as of December 31, 2022. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units, and after the distributions reach a certain limit the units will no longer require further distributions and will be considered fully redeemed. The Class B unit holders may receive a portion of the distributable cash, as defined under the Senior Credit Agreement, available to BKRF HCB, LLC, but generally only up to 25% of the available cash after the required interest and principal payments, operating expenses and ongoing capital requirements have been paid. On August 5, 2022, this percentage was increased from 25% to 35% of defined distributable cash. Such payments commence once the Bakersfield Renewable Fuels Refinery begins operations and will continue through the later of five years after operations of the refinery begins or until the cumulative distributions reach a certain threshold defined in the operating agreement of BKRF HCB, LLC. The aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the Senior Lenders cannot exceed two times the amount of the borrowings under the Senior Credit Agreement, or approximately $735.2 million.  The aggregate fair value of such units on the date of their issuances totaled approximately $16.5 million which were recorded as debt discount. The aggregate fair value of the earned units as of December 31, 2022 and December 31, 2021 was approximately $12.0 million and $21.6 million, respectively. It is expected that the fair value will fluctuate depending on market inputs that impact the projected distributable cash. The fair value is largely based on the present value of the expected distributions that will be made to the Class B Unit holders, which consider various risk factors, including a market risk premium, project size, projected volumes and pricing, the continuation of the Blenders Tax Credit, the uniqueness and age of the refinery, the volatility of the feedstock and refinery inputs, operational costs, environmental costs and compliance, effective tax rates, illiquidity of the units, and the timing of the cash flows to the unit holders.
The value assumes the completion of the refinery during 2023, annual volatility of 100.0% and a risk free rate of 3.89%. The value was derived by utilizing a Monte Carlo Simulation and taking the average over 100,000 iterations.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Class B Units meet the definition of a mandatorily redeemable financial instrument under ASC 480,
Distinguishing Liabilities From Equity,
because BKRF HCB, LLC has an unconditional obligation to redeem the Class B Units by transferring assets at a specified time. Pursuant to ASC 825-10,
Financial Instruments
the Company has elected the fair value option for the Class B Units. Accordingly, at each borrowing the Company will initially recognize the Class B Unit liability based on the issuance date fair value with an offset to the discount on the Senior Credit Agreement. The Company measures their Class B Units at fair value at each reporting date with changes recognized in other income/expense.

NOTE G - STOCKHOLDERS’ DEFICIT

During the years ended December 31, 2022 and December 31, 2021, the Company issued 317,166 and 112,432 shares of its common stock, respectively, upon the exercise of stock options. These option exercises consisted of 50,000, 160,000 and 107,166 shares issued to a member of the board of directors, consultants and employees, respectively.

On April 21, 2022 and May 15, 2022, the Company issued 50,000 shares each of its common stock upon the exercise of stock options by two executive officers and on November 17, 2022 issued
10,000
shares of common stock upon the settlement of a restricted stock award to an executive officer.

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

Series C Preferred Stock

On February 23, 2022, the Company completed a private placement of an aggregate of 145,000 preferred shares (125,000 and 20,000 shares to ExxonMobil Renewables, an affiliate of ExxonMobil, and the Senior Lenders, respectively) of Series C Preferred Stock and warrants exercisable to purchase an aggregate of 18,547,731 (5,017,008 issued to settle the Warrant Commitment Liability to the Senior Lenders - see Note B
 - Liquidity
) shares of our common stock at an exercise price of $2.25 per share to ExxonMobil Renewables, and 11 other institutional investors (all of whom are also lenders under our existing
Senior Credit Agreement
) respectively, for an aggregate purchase price of $145 million and the settlement of the Warrant Commitment Liability (see Note B
 - Liquidity
). A
s a result of the difference between the $20 million received by the Company from the Senior Lenders for the purchase of the Series C Preferred Stock and the fair value of the Series C Preferred Stock, the Company recorded a $9.9 million deemed contribution from the Senior Lenders to Additional paid-in
Capital
.

For the year ended December 31, 2022, we did not declare or pay cash distributions to the holders of the Series C Preferred Stock. Included in the carrying value of the Series C preferred Stock was the amount of the cumulative, declared dividends of $18.6 million, along with the accretion of $6.7 million for the year ended December 31, 2022. These amounts are recorded as a reduction to Additional Paid-in Capital for the respective periods

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – STOCK OPTIONS AND WARRANTS

2020
Equity Incentive Plan

In April 2020, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) wherein 2,000,000 shares of the Company’s common stock were reserved for issuance thereunder. Options and awards granted to new or existing officers, directors, employees, and non-employees vest ratably over a period as individually approved by the Board of Directors generally over three years, but not in all cases. In June 2022, the 2020 Plan was amended and approved by the Company's stockholders to add an additional
5,000,000
shares of the Company's common stock. The 2020 Plan provides for a three-month exercise period of vested options upon termination of service. The exercise price of options granted under the 2020 Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2020 Plan have a maximum term of ten
years for exercise and may be exercised with cash consideration or through a cashless exercise in which the holder forfeits a portion of the award in exchange for shares of common stock of the remaining portion of the award. As of December 31, 2022, there were 2,443,540 shares available for future option grants under the 2020 Plan.

During the year ended December 31, 2022, the Company granted stock options for the purchase of a total of 3,091,203 shares of Common Stock under the 2020 Plan, of which 2,991,203 were to employees and 100,000 were to directors. Included in the amount to employees is an option that was granted to the Company’s President of 1,200,000 shares of Common Stock under the Company’s 2020 Equity Incentive Plan. The option has a five-year term, and an exercise price of $3.60 per share. The foregoing option will vest as follows: (A) 600,000 shares of Common Stock in three equal tranches of 200,000 after GCEH’s common stock price has achieved and maintained (i) $10.00 per share for 45 consecutive trading days for tranche one; (ii) after tranche one has vested, $15.00 per share for 45 consecutive trading days for tranche two; and (iii) after tranche two has vested, $20.00 per share for 45 consecutive trading days, for tranche three; and (B)
600,000 shares of Common Stock will vest in equal quarterly installments on the last day of each of the next 12 quarters beginning on September 30, 2022.

During the year ended December 31, 2021, the Company granted stock options for the purchase of a total of 543,240 shares of Common Stock.

For the years ended December 31, 2022 and December 31, 2021, the Company recognized stock compensation expenses related to stock option awards of $2.4 million and $0.7 million, respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of December 31, 2022, there was approximately $1.1 million of unrecognized compensation cost related to service-based option awards that will be recognized over the remaining service period of approximately 2 years, and there was approximately $1.0 million of unrecognized compensation cost related to market-based stock option awards that will be recognized over the remaining derived service period of 2 years.

The
Company previously granted stock options that were not issued under the 2010 Equity Incentive Plan or 2020 Plan. All of such options that were issued outside of the 2010 and 2020 Plans are fully vested, and 16 million options that were awarded to two of GCEH’s executive officers had a market capitalization vesting arrangement, 500,000 options were issued to a consultant that had a transaction success arrangement, 1,175,714 options were awarded to an executive officer that had a merit arrangement and 200,000 options were issued to two directors that were time based. Option awards outstanding at December 31, 2022 includes 50,000, 17,845,714 and 4,289,862 options under the 2010 Equity Incentive Plan, the non-plan and the 2020 Plan, respectively.

The
following table shows options award activity for service based options for the years ended December 31,2022 and December 31, 2021:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	19,230,214	$0.16	2.81	$30,044,649

Granted	543,240	5.58		-
Exercised	(112,432)	0.04		616,314
Forfeited	(109,878)	5.63		-
Expired	(3,624)	4.76		-

Outstanding at December 31, 2021	19,547,520	$0.36	2.11	$87,636,744

Vested and exercisable at December 31, 2021	18,743,542	$0.25	2.04	$85,801,930

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	19,547,520	$0.36	2.11	$87,636,744

Granted	2,491,203	2.88		-
Exercised	(317,166)	0.42		1,207,435
Forfeited	(155,553)	2.61		-
Expired	(14,428)	5.05

Outstanding at December 31, 2022	21,551,576	$0.63	1.45	$17,347,879

Vested and exercisable at December 31, 2022	19,561,631	$0.39	1.16	$17,322,740

The
following table shows the status of the Company’s non-vested stock options for the years ended December 31, 2022 and December 31, 2021:

	Shares Under Option	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2020	1,193,451	$0.51

Granted	543,240	3.24
Vested	(916,857)	1.25
Forfeited	(15,856)	3.11

Non-vested at December 31, 2021	803,978	$3.00

Granted	2,491,203	1.72
Vested	(1,155,099)	1.82
Forfeited	(150,137)	1.61

Non-vested at December 31, 2022	1,989,945	$3.00

The
following table shows options award activity for market based options for the year ended December 31,2022:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	-	$-		$0

Granted	600,000	2.14		3.60
Exercised	-	-		-
Forfeited	-	-		-
Expired	-	-

Outstanding at December 31, 2022	600,000	$2.14	2.01	$1,286,000

Vested and exercisable at December 31, 2022	-	$0.00	0.00	$-

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The following table illustrates the assumptions used in estimating the fair value of options granted during the year
s
ended:

	December 31, 2022	December 31, 2021
Expected Term (in Years)	3.2	3.3
Volatility	86.89%	85.77%
Risk Free Rate	2.84%	0.51%
Dividend Yield	0%	0%
Aggregate Grant Date Fair Value	$1.72	$3.24

The fair value of stock option grants with market based conditions for vesting is estimated on the grant date using a Monte-Carlo simulation under a risk-neutral framework and using the average value over 100,000 model iterations. The following table illustrates the assumptions used in estimating the fair value of options granted during the year ended December 31, 2022:

Expected Term (in Years)	2.0
Volatility	88.00%
Risk Free Rate	2.80%
Dividend Yield	0%
Aggregate Grant Date Fair Value	$2.14

Stock Purchase Warrants and Call Option

On February 23, 2022, the Company issued five-year warrants to our Senior Lenders and investors in our Series C Preferred for an aggregate of 18,547,731 shares of our common stock at an exercise price of $2.25 per share until February 22, 2027. In August 2022, the exercise date was amended to December 28, 2028. If these warrants are exercised, the Company will receive additional proceeds of $41.7 million. Separately the Company issued the GCEH Tranche II Warrant (which allows for the purchase of up to 6.5 million shares of our common stock at an exercise price of $3.75 per share until February 22, 2028) and a warrant to purchase 33% (19,701,493 shares) of our SusOils subsidiary for an exercise price of $1.675 per share until February 27, 2027. In August 2022, the GCEH Tranche II Warrant was amended to an exercise price of $2.25 per share and the SusOils warrant exercise price was reduced to $0.05076 per share, and the terms for both warrants were extended to December 28, 2028. If these warrants are exercised for cash, the Company will receive an additional $14.6 million and $1 million, respectively. There were new warrants issued in August. The Senior Lenders received warrants to purchase 7,468,929 shares of common stock, exercisable until December 23, 2028 at an exercise price of $2.25. ExxonMobil Renewables received 2,489,643 warrants on the same terms. If these warrants are exercised for cash, the Company will receive an additional $22.4 million.

As a result of issuing new immediately-vested warrants and modifying existing outstanding warrants to ExxonMobil in exchange for increasing the committed volumes of renewable diesel and extending the term of the agreement by an additional six months under the existing Offtake Agreement on August 5, 2022, the Company concluded these warrants represent consideration payable to a customer in accordance with ASC 606,
Revenue from Contracts with Customers
. The Company valued this consideration in accordance with ASC 718,
Compensation – Stock Compensation
, using the Black-Scholes option pricing model, and the following assumptions:

Expected Term (in Years)	6.4
GCEH Warrant Volatility	115%
SusOils Warrant Volatility	65%
Risk Free Rate	2.89%
Dividend Yield	0%

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This amount was determined to be $15.6 million and is reflected initially as a Contract asset - related party on the consolidated balance sheets and will be amortized over the term of the underlying contract as the Company satisfies its performance obligations under the Company’s Offtake Agreement
. There was no amortization for the year ended December 31, 2022.

During the year ended December 31, 2021, the Company issued warrants to investors, that invested $3.1 million in a private transaction in April 2021, to purchase 19,840 shares of common stock. The warrants have an exercise price of $6.25 per share, a five-year term and are fully vested. If the warrants are exercised, the Company will receive a dd
itional proceeds of $124,000.

NOTE I – INCOME TAXES

The effective tax rate for the years ended December 31, 2022 and December 31, 2021 i
s 1.0% and 2.0%, res
pectively.
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

During the years ended December 31, 2022 and December 31, 2021, the Company did
not
record any material interest or penalties related to uncertain tax positions.

The Company files tax returns in the U.S. federal jurisdiction, and in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2019 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2018. The Company is currently not under audit by any jurisdictions.

The provisions for income taxes for the years ended December 31, 2022 and December 31, 2021 are as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-

Deferred:
Federal	-	(841,000)
State	-	(280,000)
Foreign	(348,000)	-
Change in valuation allowance	-	-
	(348,000)	(1,121,000)

Income tax benefit	$(348,000)	$(1,121,000)
A reconciliation of the federal statutory rate to the effective tax rate is as follows:
	Year ended December 31, 2022	Year ended December 31, 2021
Federal statutory rate	21%	21%
State, net of federal tax benefit	7%	7%
Change in valuation allowance:	(27)%	(26)%
Effective tax rate	1%	2%

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

At December 31, 2022 and December 31, 2021 the deferred income tax assets and liabilities consisted of the following temporary differences:

	As of December 31, 2022	As of December 31, 2021
Deferred tax assets:
Net operating losses	$34,885,000	$20,103,000
Share based compensation	727,000	598,000
Accrued vacation	149,000	111,000
Accrued payroll	877,000	616,000
Accrued interest	447,000	519,000
Lease liabilities	1,027,000	420,000
Fair value of Warrant Commitment Liability	-	898,000
Fair value - Class B Units	-	2,268,000
Total deferred assets	38,112,000	25,533,000
Less valuation allowance for deferred tax assets	(34,905,000)	(23,651,000)
Net deferred tax asset	3,207,000	1,882,000
Deferred tax liabilities:
Property, plant and equipment	(243,000)	(328,000)
Intangibles	(1,901,000)	(2,759,000)
Lease assets	(1,093,000)	(419,000)
Fair value of Warrant Commitment Liability	(274,000)	-
Fair value - Class B Units	(958,000)	-
Total deferred tax liabilities	(4,469,000)	(3,506,000)
Net deferred tax liability	$(1,262,000)	$(1,624,000)

As of December 31, 2022, the Company had available federal net operating losses of
$133.8 million
with a portion of these expiring in 2023 and a portion that may be used indefinitely.  The Company had state net operating losses of approximately $92.4 which can be carried forward indefinitely. The Company had foreign net operating losses of $1.4 million.  These net operating losses  can be utilized to offset future earnings of the Company. The utilization of the net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. Should the Company experience a significant change in ownership, the utilization of net operating losses could be reduced.

NOTE J – ACQUISITIONS

In April 2021, the Company acquired Agribody Technologies, Inc., (“ATI”) a private agricultural biotechnology company. The transaction was accomplished by acquiring a 100% controlling interest in ATI in an all-stock transaction for a total fair value of approximately $5 million. In consideration for the shares of ATI, the Company issued 830,526 unregistered shares of common stock at an approximate fair value of $6.02 per share. The primary reason for the combination was to leverage the expertise of ATI to speed the development of novel camelina varieties for SusOils. The Company will continue to monetize the pre-acquisition ATI revenue contracts.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2021 the Company acquired Camelina Company Espana, S.L., a private limited company (“CCE”). Based in Madrid, Spain, CCE is Europe’s largest camelina crop innovator and seed producer. The Company acquired CCE for a total purchase price of €7.3 million (approximately $8.3 million USD at that time), which price was paid by the delivery of (i) €0.7 million ($0.8 million USD) in cash, (ii) €0.7 million ($0.8 million USD) in one-year, unsecured interest-free promissory notes, and (iii) 1,353,951 unregistered shares of our common stock, valued at $4.957 per share, or an aggregate of €5.9 million ($6.7 million USD). In addition, the Company issued 67,314 unregistered shares to certain employees as post acquisition compensation. CCE leads our initiatives to expand our camelina operations into Europe and South America.

GCEH acquired goodwill in each of the acquisitions it completed in 2021 for a total of $10.3 million. This goodwill represents the acquired assembled workforce and synergies and none of this goodwill is deductible for tax purposes
.
The Company had no acquisitions during the year ended December 31, 2022.
Below is a table that shows the fair value of assets acquired and liabilities assumed by the Company as a result of the 2021 transactions.
The purchase price allocation below for CCE was preliminary as of December 31, 2021 and was finalized as of December 31, 2022.

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

During the first quarter of 2022, the Company finalized the purchase price allocation, which required adjustments to the preliminary fair value estimates of assets acquired and liabilities assumed for CCE as of the acquisition date as noted in the table below:

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – COMMITMENTS AND CONTINGENCIES

Engineering,
Procurement and Construction Contract

On April 30, 2020, GCE Acquisitions entered into an Engineering, Procurement and Construction Agreement with a national engineering firm pursuant to which this firm agreed to provide services for the engineering, procurement, construction, (“EPC”) start-up and testing of the Bakersfield Renewable Fuels Refinery. The agreement, which was assigned by GCE Acquisitions to BKRF OCB, LLC, the borrower under the
Senior Credit Agreement
, provides for this engineering firm to be paid on a cost-plus fee basis subject to a guaranteed maximum price of $201.4 million, subject to increase for approved change orders. As of May 17, 2021, the remaining balance of the contract was approximately $151 million. On May 19, 2021 we notified our original EPC firm that we were terminating the EPC Agreement, effective immediately. The cumulative billing on the EPC contract through June 30, 2021 was $63.2 million. The two
major subcontracts for the Bakersfield Renewable Fuels Refinery were not terminated and were subsumed in the new replacement EPC agreement (see below). Accordingly, the two
major subcontractors have continued to provide their services for the Bakersfield Renewable Fuels Refinery.

On May 18, 2021, our BKRF subsidiary and CTCI Americas, Inc., a Texas corporation (“CTCI”), entered into a Turnkey Agreement with a guaranteed maximum price for the Engineering, Procurement and Construction of the Bakersfield Renewable Fuels Project (the “CTCI EPC Agreement”). CTCI Americas is a leading provider of reliable engineering, procurement and construction services, including for the refinery market. Under the CTCI EPC Agreement, CTCI has agreed to provide services to complete the engineering, procurement, construction, pre-commissioning, commissioning, start-up and testing of our renewable diesel production facility under construction in Bakersfield, California. The guaranteed maximum price under the CTCI EPC Agreement, comprising CTCI’s fees and costs, including direct costs, overhead fees and the contractor’s fee was $178 million. The obligations of CTCI have been guaranteed by CTCI Corporation, the Taiwanese parent company of CTCI.

On January 10, 2023, our BKRF subsidiary entered into Amendment No. 2 (the “Amendment”) to the CTCI EPC Agreement. Pursuant to the Amendment, BKRF and CTCI agreed to, among other things: (i) a new guaranteed maximum price of $
275
million (subject to
upward
adjustment pending final settlement of certain change orders pursuant to the procedures set forth in the Amendment) (the “New GMP”); (ii) a change to the payment dates for costs and fees that are payable to CTCI under the CTCI EPC Agreement, which will now be payable after substantial completion of our Bakersfield Renewable Fuels Refinery (the “Project”) in 18 monthly installments; and (iii) provide for liquidated damages commencing on a new substantial completion date of March 31, 2023, which may only be adjusted in accordance with the CTCI EPC Agreement.
In connection with the Amendment, the Company agreed to provide a payment guarantee in favor of CTCI for amounts that may be owed by BKRF under the CTCI EPC Agreement, pursuant to an owner parent guarantee, dated as of January 10, 2023, by and between the Company and CTCI.

As part of
the Amendment to the CTCI EPC Agreement whereby the Company is deferring its payments to CTCI for all amounts owed as of January 10, 2023 and subsequent billings up to a total of $275 million, subject to certain adjustments, until the first of the month following the achievement of substantial completion of its Bakersfield Renewable Fuels Refinery. Payments will then be scheduled equally over eighteen months, except for
accrued interest through the first payment shall be due with the first principal payment and then accrued interest shall be added to each subsequent month accordingly. The interest rate shall be the prime rate as published in the Wall Street Journal on the Amendment Effective Date, adjusted up or down monthly on the first day of each month thereafter should the Wall Street Journal prime rate fluctuate, plus 50 basis points (
i.e.
, 0.5%). The interest rate will be recalculated on the first day of each month thereafter. The Company has paid $146.3 million to CTCI with the remaining amount owed as principal of $128.7 million which brings the full amount recorded
to $275 million and is subject to certain adjustments, such as additive change orders.

On April 13, 2023, the Company received notice from CTCI demanding mediation and arbitration in connection with outstanding change order claims, and for other compensation it believes it is owed under the CTCI EPC Agreement.  Pursuant to the demand, CTCI is seeking $550 million in total compensation under the CTCI EPC Agreement through the end of the project.  While the Company is evaluating CTCI’s claims, it believes that many of CTCI's change order claims are without merit, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement and at law. CTCI has separately advised the Company that it will continue work on the project site during the pendency of the proceedings. As of April 17, 2023, the Company does not expect that the acceptance of any change orders identified in the Amendment is probable to aggregating to an amount above the New GMP. Amounts, if any, that would be in excess of the New GMP are not reasonably estimable, and as such an amount or range cannot be established.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the minimum required payments of the EPC deferred payments as of December 31, 2022 assuming substantial completion is achieved by July 2023:

EPC deferred payments
2023	$35,749,538
2024	85,798,891
2025	7,149,908
Total	$128,698,337

Environmental Remediation Liabilities

In connection with the acquisition of the Bakersfield Renewable Fuels Refinery in 2020, BKRF OCB, LLC agreed to undertake certain clean-up activities at the refinery and provide a guarantee for liabilities arising from the clean-up. The Company has assumed significant environmental and clean-up liabilities associated with the purchase of the Bakersfield refinery.

The Company recognizes its asset retirement obligation and environmental remediation liabilities and has estimated such liabilities as of its acquisition date. It is the Company’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental remediation liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 20 years, and up to 30 years if a longer period is believed reasonably necessary. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental remediation liabilities to their present value if payments are fixed and determinable. However, as the timing and amount of these costs were undeterminable as of December 31, 2022, these costs have not been discounted. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. At December 31, 2022, accrued environmental remediation liability costs totaled $20.4 million of which $4.4 million have been classified as current liabilities. At December 31, 2021, accrued environmental liabilities totaled $20.8 million of which $1.3 million have been classified as current liabilities.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet at December 31, 2022 and December 31, 2021:

Leases	Classification	As of December 31, 2022	As of December 31, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$5,332,110	$481,027
Finance lease assets	Buildings, net of depreciation	-	3,433,005
Total lease assets		$5,332,110	$3,914,032

Liabilities
Current
Operating	Current portion of operating lease obligations	$1,897,303	$198,440
Finance	Notes payable including current portion of long-term debt	-	714,659
Non-current
Operating	Operating lease obligations, net of current portion	3,090,002	283,197
Finance	Long-term debt, net	-	2,831,284
Total lease liabilities		$4,987,305	$4,027,580

The table below presents the components of lease costs for the years ended December 31, 2022 and December 31, 2021:

Leases	Classification	Year ended December 31, 2022	Year ended December 31, 2021
Operating Expenses
Operating lease cost	General and administrative expense	$875,228	$94,265
Finance lease cost
Amortization of leased assets	Depreciation expense	368,007	134,128
Interest on lease liabilities	Interest expense, net	93,853	15,872
Total lease costs		$1,337,088	$244,265

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of December 31, 2022 and December 31, 2021:

	As of December 31, 2022	As of December 31, 2021
Weighted average remaining lease term (in years)
Operating leases	2.6	2.2
Financing leases	-	4.8

Weighted average discount rate
Operating leases	4.61%	1.00%
Financing leases	0.00%	4.25%

The table below presents the maturity of the lease liabilities as of December 31, 2022:

Operating leases
2023	$1,910,016
2024	1,847,011
2025	1,274,060
2026	229,587
2027	8,589
Thereafter	1,432
Total lease payments:	5,270,695
Less: present value discount	(283,390)
Total lease liabilities	$4,987,305

Legal

On February 28, 2023, we received notice from ExxonMobil, that effective as of July 1, 2023, ExxonMobil was irrevocably terminating the Offtake Agreement without any further action of ExxonMobil, upon failure of the Bakersfield Renewable Fuels Refinery to commence operations contemplated by the Offtake Agreement by June 30, 2023.  The Company believes that ExxonMobil’s purported termination of the Offtake Agreement is ineffective, and the Company reserves and will enforce all its rights under the Offtake Agreement, including without limitation those rights that automatically extend the Start Date.

On March 1, 2023, we received notice that ExxonMobil, in its capacity as a holder of Series C Preferred stock, filed a complaint against the Company in the Court of Chancery of the State of Delaware to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law in relation to alleged wrongdoing by our management. It is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 Demand. While the Company intends to comply with applicable law, it believes the allegations described in the complaint are without merit.

In August 2020, Wood Warren & Co. Securities, LLC (“Wood Warren”) filed a complaint in the Superior Court of California, Alameda County, against GCEH Acquisitions titled
Wood Warren & Co Securities, LLC vs. GCE Holdings Acquisitions, LLC
, Case No. RG 20072242, alleging that GCEH Acquisitions breached a consulting agreement with it. Wood Warren alleged damages of $1.2 million plus interest. The Company settled the matter in the second quarter of 2022 and such amount is not material to the financial statements.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indemnities and Guarantees

In addition to the indemnification provisions contained in the Company’s organization documents, the Company generally enters into separate indemnification agreements with the Company’s directors and officers. These agreements require the Company, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as the Company’s directors or officers, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessor in connection with its facility lease for certain claims arising from the use of the facility. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated ba
lance sheets.

NOTE L - UNCERTAINTIES

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

GEO-POLITICAL UNCERTAINTY

The early 2022 invasion of Ukraine by Russia created multiple, and in some cases significant, supply issues, including the use and transport of energy.  Natural gas, crude oil, and certain raw materials pricing has increased significantly and are quite volatile, in addition to potential severe supply issues. We require certain feedstocks and energy inputs to be able to generate renewable diesel and other renewable products. The extent of the impact of this major geo-political event and its repercussions continue to unfold and could have a material impact on our operations, cash flows, liquidity and capital resources. However, once the Bakersfield Renewable Diesel Refinery is operational, we expect that most of the costs of our inputs into our products can be passed on to the buyers of our products.

