Form 10-K/A
period 2022-12-31
Global Clean Energy Holdings, Inc.
filed 2023-05-01
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A Amendment No. 1
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
The outstanding number of shares of common stock as of
April 28
, 2023, was 42,352,799.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.
Grant Thornton LLP,

Kansas City, Missouri

(PCAOB ID Number 248)

EXPLANATORY NOTE

Global Clean Energy Holdings, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on April
1
8
, 2023, only for the purpose of including the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the omitted information to be incorporated in the Original Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
This Amendment No. 1 amends and restates only Part III, Items 10, 11, 12, 13, and 14, and amends Part IV, Item 15 of the Original Form 10-K. In addition, this Amendment No. 1 deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K. No other Items of the Original Form 10-K have been amended or revised in this Form 10-K/A, and all such other Items shall be as set forth in the Original Form 10-K.
In addition, pursuant to SEC rules, Item 15 of Part IV of the Original Form 10-K is hereby amended solely to include, as Exhibits 31.
1
 and 31.
2
, new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. We are not including new certifications required by Rule 13a-14(b) under the Exchange Act as no financial statements are included in this Amendment No. 1.
In addition, no other information has been updated for any subsequent events occurring after April
18
, 2023, the date of the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the filing of the Original Form 10-K. Unless the context otherwise requires, references in this Amendment No. 1 to “we,” “us,” “our,” “our company,” and “the Company” collectively refer to Global Clean Energy Holdings, Inc. and its wholly-owned subsidiaries. References to “GCEH” refer only to Global Clean Energy Holdings, Inc.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors

Set forth below is information regarding our current directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of April 2
8
, 2023.

Name	Age	Position
David R. Walker	7 8	Chairman of the Board
Richard Palmer	6 2	Chief Executive Officer and Director
Susan L. Anhalt	5 3	Director
Phyllis E. Currie	7 6	Director
Timothy J. Iezzoni*	37	Director
Martin Wenzel	6 5	Director
Amy K. Wood	5 1	Director

* Effective as of March 6, 2023, ExxonMobil Renewables LLC (“EM Renewables”), in its capacity as the holder of at least 33% of the Company’s issued and outstanding Series C Preferred Stock, caused the removal of
E. Nicholas Jones
as a member of the Company’s board of directors, and appointed Mr. Iezzoni as a member of the Company’s board of directors to fill the vacancy created by the removal of Mr. Jones.

David R. Walker

David R. Walker joined the Board of Directors in May 1996 and was appointed Chairman of the Board of Directors in May 1998. He served as Chairman of the Audit Committee from 2001 to July 2021. Mr. Walker has been retired since July 2016. From 1976 until his retirement in July 2016, Mr. Walker was the General Manager of Sunheaven Farms, the largest onion growing and packing entity in the State of Washington. In the capacity of General Manager, Mr. Walker also performed the functions of a traditional chief financial officer. Mr. Walker holds a Bachelor of Arts degree in economics from Brigham Young University with minors in accounting and finance.

The Board believes that Mr. Walker’s experience regarding the operation and management of large-scale agricultural farms and his experience as a financial officer are valuable resources to our Board in formulating business strategy, addressing business opportunities and resolving operational issues that arise from time to time.

Richard Palmer

Richard Palmer has been a member of the Board of Directors since September 2007 and became our Chief Executive Officer in December 2007. Mr. Palmer served as our President from September 2007 to April 2022. Prior to joining the Company in 2007, Mr. Palmer was a co-founder of Mobius Risk Group, LLC, an energy risk advisory services consulting company that was formed in January 2002 and was a principal and Executive Vice President of that consulting company until September 2007. From 1997 to 2002, Mr. Palmer was a Senior Director at Enron Energy Services. Prior thereto, from 1995 to 1996 Mr. Palmer was a Vice President of Bentley Engineering, and a Senior Vice President of Southland Industries from 1993 to 1996. Mr. Palmer received his designation as a Certified Energy Manager in 1999 and holds two Business Management Certificates from University of Southern California’s Business School. Mr. Palmer was the founder and then Trustee and President of the Center for Sustainable Energy Farming (CFSEF), a non-profit research institute dedicated to sustainable communities, fueled by socially-responsible clean energy for 10 years and was a long-term member of the American Society of Plant Biologists and the Union of Concerned Scientists. Mr. Palmer has previously served on the Roundtable on Sustainable Biomaterials (RSB) Services Foundation's Board of Directors and held the Chairman role from April until December 2013.

Over the last 28 years, Mr. Palmer has held senior level management positions with a number of large engineering, development, operations and construction companies, and, as a result, he has garnered a wealth of experience in the energy field. Mr. Palmer’s experience is important to the development and execution of the Company’s business plan. Mr. Palmer is the only member of management who serves as a director of the Company.

Susan L. Anhalt

Susan L. Anhalt was appointed to the Board of Directors on July 23, 2021. Ms. Anhalt serves as a member of the Board’s Nominating and Governance Committee and the Board’s Audit Committee.  She also chairs the Lender's Committee.

Ms. Anhalt is the founding attorney of SLAE Inc., a law firm serving technology start-up and growth companies since 2018. Prior to launching SLAE Inc., Ms. Anhalt was the Chief Legal Officer of The Search Agency, a digital marketing company, and served in that role from 2015 to 2019. Prior to The Search Agency, Ms. Anhalt was General Counsel of The TLP Group, a coalition of technology-based enterprises dedicated to the development, management and commercialization of proprietary technologies, from 2006 to 2014. During that time, Ms. Anhalt was also VP, Law of one of The TLP Group’s affiliated companies, that filed a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code in 2013.

Prior to The TLP Group, Ms. Anhalt served as SVP, Assistant General Counsel of United Online, Inc. (NASDAQ: UNTD) after beginning her career at the law firm of Latham & Watkins in Los Angeles. Ms. Anhalt holds a J.D. from the Indiana University Maurer School of Law and a B.A. in political science from Stanford University.

Our Board of Directors believes that Ms. Anhalt is highly qualified to serve as a member of the Board of Directors because of her legal and business background and education, her experience representing early stage and high-growth companies.

Phyllis E. Currie

Phyllis E. Currie was appointed to the Board of Directors on July 23, 2021. Ms. Currie serves as Chair of the Board’s Audit Committee and as a member of the Board’s Compensation Committee.

Ms. Currie has served on the Board of Midcontinent Independent System Operator, which operates an energy market and manages transmission assets in 15 U.S. states and one Canadian province. She has been a member of the board since January 2016, served as Chair of the Board from January 2019 through 2021, chaired the Audit and Finance Committee from 2016 through 2018; and remains a member of the Audit and Finance Committee, as well as the Markets, System Planning and Human Relations Committees. She is also an executive consultant providing strategic planning, organization assessments and training for California municipal utilities.
Prior to her current positions, Ms. Currie served as General Manager of the Pasadena, California Water and Power Department (PWP) from 2001 to 2015. Before joining PWP, Ms. Currie spent three decades serving the City of Los Angeles, holding positions such as Chief Financial Officer of the Los Angeles Department of Water and Power and Assistant City Administrative Officer. Ms. Currie holds a Bachelor of Arts degree in political science and an MBA from the University of California at Los Angeles. Ms. Currie also attended the Program for Senior Executives in State and Local Governments from the Kennedy School of Government at Harvard University.

Our Board of Directors believes that Ms. Currie is highly qualified to serve as a member of the Board of Directors because of her extensive experience in the energy industry, including her service in senior management roles.

Timothy J. Iezzoni
Timothy Iezzoni currently serves as the U.S. and Latin America Crude & NGL Business Development Manager for ExxonMobil and has over 15 years of experience in the refining and midstream sector.  In his current role, Mr. Iezzoni leads the development and execution of commercial and business development projects and ventures for crude oil, natural gas liquids, and refining feedstocks across the United States and Latin America. Prior to his current role, Mr. Iezzoni served as U.S. Crude & Feedstocks Business Development Manager, in which he was responsible for leading all business development efforts for owned and leased logistics as well as pipeline ventures for crude oil and refinery feedstock. Prior to that role, Mr. Iezzoni worked as a Business Development Advisor where he led crude oil and clean products focused on new business development efforts in the U.S. and Canada. In addition, Mr. Iezzoni spent two years leading the front-end planning of large scale international refining projects. Prior to transitioning into projects and business development roles, Mr. Iezzoni spent the first 6 years of his career in various technical, operational, and economic roles at ExxonMobil’s Baton Rouge Refinery. Mr. Iezzoni holds a Bachelor of Science in Chemical Engineering from Lehigh University and a Master of Business Administration from Louisiana State University.
Mr. Iezzoni has been appointed to the Board by EM Renewables pursuant to the terms of our Series C Preferred Stock, however our Board of Directors believes that Mr. Iezzoni is highly qualified to serve as a member of the Board of Directors because of his extensive experience in large scale refining projects.

Martin Wenzel

Martin Wenzel was appointed to the Board of Directors on May 7, 2020. Mr. Wenzel previously served on the Board from April 2010 until the end of 2014. Until his appointment as a director, Mr. Wenzel served as an advisor to the Board pursuant to that certain Board Advisor Agreement, dated June 21, 2019.

Mr. Wenzel has been the President of Javaman LLC, an energy consultancy practice since June 2019. He served as an Executive Vice President for Heorot Power Holdings from June 2016 to March 2021. Prior to joining Heorot Power Holdings, Mr. Wenzel served as Executive Vice President for Beowulf Energy from July 2012 to June 2016. Prior to his work at Beowulf, he was the President and Chief Executive Officer for Colorado Energy Management (2007-2012.) Mr. Wenzel was the Senior Vice President (Sales and Marketing) of Miasole Inc., a producer of solar cell products. Mr. Wenzel was President and Chief Executive Officer of Alpha Energy LLC from 2001-2004. Mr. Wenzel holds an Executive MBA from Columbia Business School, a master’s degree in Systems Management from the University of Southern California, and a bachelor’s degree in Engineering and Management from the U.S. Naval Academy.

Mr. Wenzel was chosen to serve as a director on the Board because of his extensive background in the energy industry, including over 30 years of developing, financing, constructing and operating energy projects and marketing energy commodities in the U.S. and internationally.

Amy K. Wood

Amy K. Wood currently is the Global Low Emissions Fuels MA&BP Manager at ExxonMobil Corporation Americas Feed & Product Manager at ExxonMobil Oil Corporation and is responsible for global LEF strategy implementation, market analysis, business development and best practices for ExxonMobil.  Ms. Wood has held various positions with ExxonMobil Oil Corporation since joining that company in 1994, including roles in Process Design Engineering, Complex Engineering, Global Logistic Optimization, and most recently as EAME Feed & Product Manager responsible for supply chain optimization for crude and products in Europe and then in the Americas. She has a master’s degree in Chemical Engineering from the University of Louisville.

Ms. Wood has been appointed to the Board by ExxonMobil Renewables LLC pursuant to the terms of our Series C Preferred Stock, however our Board of Directors believes Ms. Wood is a highly qualified to serve as a member of the Board of Directors because of her extensive experience in renewable fuels development, refinery process design and work in renewable business initiatives, and her expertise in supply chain optimization.

Executive Officers

The following table sets forth information regarding our executive officers as of April 2
9
, 2023.

Name	Age	Position
Richard Palmer	6 2	Chief Executive Officer
Noah Verleun	40	President
Ralph Goehring	6 6	Senior Vice President, Chief Financial Officer
Antonio D’Amico	5 8	Senior Vice President, Chief Administrative Officer & General Counsel
Michael Karst	6 1	Vice President; President, Sustainable Oils, Inc

Richard Palmer

Richard Palmer has served as our Chief Executive Officer since 2007. See, “
Item 10 - Directors
” above for Mr. Palmer’s full biography.

Noah Verleun

Noah Verleun was appointed as the Company’s President on April 27, 2022. He previously served as our Executive Vice President of Development & Regulatory Affairs since May 2020. Mr. Verleun has held various roles at the Company and its related entities since 2010. Prior to joining the Company, Mr. Verleun worked for JP Morgan PWM, Rockefeller University in its office of investments and OC&C Strategy Consultants in London. He received a Bachelor of Science degree in Economics and a Master of Public Policy degree from the University of Southern California.

Ralph Goehring

Ralph Goehring joined the Company on May 20, 2020, and was appointed as the Company’s Vice President-Finance and Chief Financial Officer on July 10, 2020. Mr. Goehring’s was promoted as the Company’s Senior Vice President and Chief Financial Officer on February 2, 2022. From 2010 until his appointment to the Company, Mr. Goehring was the Chief Executive Officer and majority owner of SandDollar Financial LLC, a company that provided accounting and financial reporting services to energy related firms. From 1987 until 2008, Mr. Goehring worked at Berry Petroleum Company, first as Manager of Tax (1987-1992), and thereafter as Chief Financial Officer (1992-2008). Prior to joining Berry Petroleum Company, Mr. Goehring was a Senior Tax Accountant at Arthur Andersen & Co. Mr. Goehring is a CPA (inactive) and holds a Bachelor of Business Administration degree from the University of California, Berkeley.

Antonio D’Amico

Antonio D’Amico has been Executive Vice President, Chief Administrative Officer and General Counsel of the Company since April 2023
. Mr. D’Amico
joined the Company as Senior Vice President in a similar functional capacity in February 2022. Between April 2020 and February 2022, Mr. D’Amico was with AECOM where he served as Senior Vice President, Deputy General Counsel and Chief Ethics & Compliance Officer and prior to that as Senior Vice President, Legal and Special Projects. Prior to that, from May 2018 to March 2019, Mr. D’Amico served as Executive Vice President, General Counsel and Corporate Secretary at Maverick Natural Resources, LLC, and as Vice President, Investor Relations & Government Affairs at Breitburn Energy Partners LP, its predecessor company, from April 2014 to May 2018. He held increasingly senior positions with Occidental Petroleum Corporation from 1996 to 2014, the last being Senior Assistant General Counsel, and began his legal career at Skadden, Arps, Slate, Meagher & Flom. He obtained a J.D. from DePaul University College of Law and a B.S. in Journalism from Northwestern University.

Michael Karst

Michael Karst serves as a Senior Vice President of the Company, and has served as President of Sustainable Oils, Inc., a wholly-owned subsidiary of the Company, since November 2021. Prior thereto, Mr. Karst served as the senior partner of Entira, a position he held since 2014. Prior to that, Mr. Karst was the Operations Lead at Cresco Ag, Inc., a Project Manager at BASF, and a Director at American Cyanamid. Mr. Karst has a B.S. in Agronomy from Purdue University.
Audit Committee and Audit Committee Financial Expert

Our Board has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consisting of Ms. Currie (Chair), Ms. Anhalt and Mr. Walker.  Our Board of Directors has determined that each of the current members of the Audit Committee is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. In addition, each of the members of the Audit Committee has knowledge of financial matters, and Ms. Currie is an “audit committee financial expert” as defined in applicable SEC rules. The Audit Committee charter is available on our website at
www.gceholdings.com
. The information found on, or accessible through, our website is not incorporated into, and does not form a part of, this Amendment No. 1.

Code of Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics that applies to our principal executive officers, principal financial officer or controller, or persons performing similar functions (“Code of Ethics”). A copy of our Code of Ethics will be furnished without charge to any person upon written request. Requests should be sent to: Corporate Secretary, Global Clean Energy Holdings, Inc. 2790 Skypark Drive, Suite 105, Torrance, California 90505. Our Code of Ethics is also available under the “Company” section of our website at www.gceholdings.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and officers and persons who beneficially own more than 10% of a class of our equity securities registered under Section 12 of the Exchange Act with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. To the Company’s knowledge, based solely on a review of the Section 16(a) reports filed electronically with the SEC and written representations that no other reports were required, all reports required by Section 16(a) applicable to our executive officers and directors and greater than 10% beneficial owners were filed on a timely basis during 2022 except for the following: one Form 3 and one Form 4 filing for Antonio D’Amico, one Form 3 filing for Exxon Mobil Corporation, one Form 3 filing for Edward Nicholas Jones, one Form 4 filing for David Walker, one Form 3 filing for Amy Wood.

ITEM 11

EXECUTIVE COMPENSATION
Summary Compensation Table.

The following table sets forth compensation for services rendered in all capacities to the Company for the following individuals
: (i) each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, (ii) the two most highly compensated executive officers, other than our Chief Executive Officer, who was employed with the Company on December 31, 2022, and (iii) up to two other executive officers who would otherwise have been one of our two most highly compensated executive officers but for the fact that they were no longer serving as an executive officer as of December 31, 2022
(the foregoing executives are herein collectively referred to as the “Named Executive Officers”).

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)	Bonus Paid or Accrued ($)₍₂₎	Stock Awards ($)	Option Awards ($)₍₃₎	All Other Compensation ($)₍₄₎	Total ($)
Richard Palmer	2022	$350,000	$1,350,000	-	-	$69,100	$1,769,100
Chief Executive Officer	2021	$350,000	$175,000	-	-	$47,100	$572,100

Noah Verleun	2022	$401,365	$605,000	-	$1,286,000	$45,737	$2,338,102
President₍₁₎	2021	$310,000	$-	-	$172,500	$34,015	$516,515
			—
Ralph Goehring	2022	$316,869	$268,125	-	$222,500	$55,634	$863,128
Chief Financial Officer	2021	$238,708	$75,000	-	$172,500	$53,074	$539,282
(1)	Mr. Verleun was appointed as the Company’s President in April 2022, and before that served as our Executive Vice President-Development & Regulatory Affairs since May 2020.
(2)
Bonus amounts included herein for the year 2022 are for both 2021 and 2022 service years and such bonuses were accrued but not paid
in 2022. Mr. Palmer was paid a bonus of $1,000,000 in 2022 related to services prior to 2021. The bonus paid to Mr. Goehring in 2021 was his 2020 bonus that was accrued but not paid
in 2021.

(3)
Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures. For assumptions used in determining grant date fair market value, refer to Note G of Notes to the Financial Statements included in the Company’s Annual Report for 2022. The amounts reported for these options may not represent the actual economic values that our Named Executive Officers will realize from these options as the actual value realized will depend on our performance, stock price and their continued employment.

(4)
Represents health benefits and amounts paid under the Company’s 401(k) company match program. Mr. Palmer’s amounts do not include $50,000 of interest that accrued on his outstanding convertible promissory note.

Option Grants

Noah Verleun
. In connection with his appointment as President on April 27, 2022, Mr. Verleun was granted a stock option to purchase 1,200,000 shares of Common Stock under the Company’s amended and restated 2020 Equity Incentive Plan. The option has a five-year term, and an exercise price of $3.60 per share, which was the market closing price of the Company’s common stock on the business day before the effective date of the grant. The foregoing option vests as follows: (A) 50% (600,000 shares) in three equal tranches of 200,000 shares after the Company’s common stock price has achieved and maintained (i) $10.00 per share for 45 consecutive trading days for tranche one; (ii) after tranche one has vested, $15.00 per share for 45 consecutive trading days for tranche two; and (iii) after tranche two has vested, $20.00 per share for 45 consecutive trading days, for tranche three; and (B) 50% (600,000 shares) will vest in equal quarterly installments on the last day of each of the next 12 quarters.
Ralph Goehring
. On February 2, 2022, the Company entered into a three-year employment agreement with Mr. Goehring, and concurrently therewith granted him an option to purchase 50,000 shares of common stock at an exercise price of $3.92 per share (the closing price of the Company’s common stock on the date before the foregoing employment agreement was executed). The option has a five-year term and will vest in twelve equal quarterly installments. On August 25, 2022, Mr. Goehring was granted an option to purchase 89,800 shares of common stock at an exercise price of $2.10 per share (the closing price of the Company’s common stock on the date before the grant). The option has a five-year term and vests in twelve equal quarterly installments.
Outstanding Equity Awards at Fiscal Year End

The following table sets forth information as of December 31, 2022, concerning unexercised options, unvested stock and equity incentive plan awards for our Named Executive Officers.
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Richard Palmer	11,000,000	-		$0.154	10/15/2023

Noah Verleun	225,714	-		$0.035	09/17/23
	5,000,000	-		$0.200	01/14/24
	950,000	-		$0.165	06/21/24
	50,000	-		$0.165	06/21/24
	29,166	20,834		$5.610	05/05/26
	150,000	450,000		$3.600	04/26/27
	-	600,000		$3.600	04/26/27

Ralph Goehring	41,667	8,334		$0.932	05/18/25
	29,166	20,834		$5.610	05/05/26
	16,666	33,334		$3.920	02/01/27
	14,966	74,834		$2.100	08/24/27

Employment	Agreements

Richard Palmer
. On October 16, 2018, the Company and Mr. Palmer entered into an Executive Employment Agreement (the “2018 Employment Agreement”). Under the 2018 Employment Agreement, Mr. Palmer agreed to serve as the Company’s President and Chief Executive Officer through October 15, 2023, at an annual base salary of $300,000 per year. Upon the closing of the acquisition of the Company's Bakersfield, California, renewable fuels refinery on May 7, 2020, the Company and Mr. Palmer amended the 2018 Employment Agreement to increase Mr. Palmer’s annual base salary to $350,000. Under the 2018 Employment Agreement, Mr. Palmer is entitled to receive an annual bonus if Mr. Palmer meets certain performance targets. The target annual bonus amount is 50% of Mr. Palmer’s base salary, subject to the Board’s discretion to increase the amount of the bonus or adjust the performance criteria. If Mr. Palmer’s employment is terminated as a result of his death or disability, or by him for “Good Reason” as defined in the 2018 Employment Agreement, in addition to receiving a payment of all outstanding sums due and owing to him at the time of separation, the Company is required to pay Mr. Palmer (or his estate) an amount equal to twelve months of Mr. Palmer’s then-current base salary in the form of salary continuation, plus payment of Mr. Palmer’s and his family’s medical insurance premiums. If Mr. Palmer’s employment is terminated for death or disability, Mr. Palmer or his estate will also be entitled to retain any stock options that have vested as of the date of termination. Under the 2018 Employment Agreement, the Company granted Mr. Palmer a five-year non-qualified stock option to purchase 11 million shares of Common Stock at an exercise price of $0.154, subject to the Company’s achievement of certain market capitalization goals. The goals have been met and the options for all 11 million shares are now fully vested and exercisable.

Noah Verleun
.

On April 27, 2022, the Company entered into a three-year employment agreement with
Mr.
Verleun
under which he has agreed
serve as the Company’s President. Under this employment agreement Mr. Verleun is entitled to an annual base salary of $450,000 per year for the first twelve months of his employment. Thereafter, his annual base salary will be increased consistent with the Company’s compensation plans for its senior executives. Mr. Verleun will also be eligible to participate in the Company’s annual bonus plan, pursuant to which he will have the opportunity to earn an annual cash bonus equal to one hundred percent (100%) of his annual base salary based on the achievement of certain specified objectives. In connection with this new employment agreement, Mr. Verleun was granted a stock option to purchase 1,200,000 shares of common stock under the Company’s 2020 Equity Incentive Plan. The option has a five-year term, and an exercise price of $3.60 per share, which was the market closing price of the Company’s stock on the business day before the effective date of this agreement. The foregoing option vests as follows: (A) 600,000 shares (50%) in three equal tranches of 200,000 shares after the Company’s common stock price has achieved and maintained (i) $10.00 per share for 45 consecutive trading days for tranche one; (ii) after tranche one has vested, $15.00 per share for 45 consecutive trading days for tranche two; and (iii) after tranche two has vested, $20.00 per share for 45 consecutive trading days, for tranche three; and (B) 600,000 (50%) will vest in equal quarterly installments on the last day of each of the next 12 quarters.

Ralph Goehring
.

On February 2, 2022 Mr. Goehring and the Company entered into a three-year employment agreement under which he has agreed to serve as the Company’s chief financial officer
. Under this agreement, Mr. Goehring’s annual base salary was increased to $325,000. Mr. Goehring will also be eligible to participate in the Company’s annual bonus plan, pursuant to which he will have the opportunity to earn a year-end cash bonus equal to fifty percent (50%) of his annual base salary based on the achievement of certain specified objectives. Concurrently with the execution of this Agreement, Mr. Goehring was granted an option to purchase 50,000 shares of common stock at an exercise price of $3.92 per share (the closing price of the Company’s common stock on the date before the 2022 Agreement was executed). The option has a five-year term and vests in twelve equal quarterly installments. On August 25, 2022, Mr. Goehring was granted an option to purchase 89,800 shares of common stock at an exercise price of $2.10 per share (the closing price of the Company’s common stock on the date before the grant). The option has a five-year term and vests in twelve equal quarterly installments.

Antonio D’Amico
. On January 31, 2022, the Company entered into an employment agreement with Antonio D’Amico to serve as the Company’s Senior Vice President, Chief Administrative Officer & General Counsel. Mr. D’Amico’s employment agreement became effective on February 28, 2022 and has a three year term from that date. Under his employment agreement Mr. D’Amico is entitled to an annual base salary of $325,000 per year for the first twelve months of his employment, which base salary will increase to $365,000 on the earlier to occur of the twelve-month anniversary of his employment, or the commercial operation of the Company’s Bakersfield, California refinery. Thereafter, his annual base salary will be increased consistent with the Company’s compensation plans for its senior executives. Mr. D’Amico will also be eligible to participate in the Company’s annual bonus plan, pursuant to which he will have the opportunity to earn an annual cash bonus targeted at fifty percent (50%) of his annual base salary based on the achievement of certain specified objectives. Upon joining the Company, Mr. D’Amico was granted an incentive stock option to purchase 100,000 shares of Common Stock under the Company’s 2020 Equity Incentive Plan. The foregoing options have an exercise price of $3.90 (the closing trading price on the day prior to the date of his employment), a five-year term, and of which 25% vested on February 28, 2022, and the remaining 75% vest in 12 equal quarterly installments. On August 25, 2022, Mr. D’Amico was granted an option to purchase 44,900 shares of common stock at an exercise price of $2.10 per share (the closing price of the Company’s common stock on the date before the grant). The option has a five-year term and vests in twelve equal quarterly installments.

Amended & Restated Non-Solicitation and Confidentiality Agreements
. In order to fund the Company’s purchase of the renewable fuels refinery in Bakersfield, California in May 2020, the Company entered into various credit and other agreements with certain institutional lenders. In connection with these credit agreements, Mr. Palmer and Mr. Verleun entered into substantially identical Amended & Restated Non-Solicitation and Confidentiality Agreements (the “Non-Solicitation and Confidentiality Agreements”) with subsidiaries of the Company. Under the Non-Solicitation And Confidentiality Agreements, both Mr. Palmer and Mr. Verleun each individually agreed that, during the period that they are employed by the Company or any of the Company’s subsidiaries or affiliates that are involved in the production of renewable diesel, they will not, directly or indirectly, (i) solicit, divert or take away any customers, clients, offtake parties, business acquisition or other business opportunity of the Company related to the production of renewable diesel in the U.S., (ii) contact or solicit (other than through general advertising or solicitations not targeted at the Company’s employees), with respect to hiring, or knowingly hire any employee or consultant of the Company or any person employed or engaged as a service provider by the Company at any time during the 12-month period immediately preceding the termination of their employment, (iii) induce, advise or encourage any employee or consultant of the Company to leave his or employment or engagement with the Company, or (iv) induce any distributor or supplier (including, without limitation, suppliers of feedstocks, consumables, equipment, or construction services), customer, client, or other counterparty of the Company to terminate or modify its relationship with the Company. However, nothing in the Non-Solicitation and Confidentiality Agreements is intended to prevent either Mr. Palmer or Mr. Verleun from engaging in, or otherwise being involved in, the development, production, cultivation, distribution, storage, marketing and sale of renewable fuel feedstocks, including Camelina, or the ownership of an equity or profits interest in any entity engaged in renewable fuel feedstock development, production, cultivation, distribution, storage, marketing and sale.

Under the Non-Solicitation and Confidentiality Agreements, each of Mr. Palmer and Mr. Verleun agreed not make any sale, transfer or other disposition of any equity interests that they may own in the Company or any of its subsidiaries (including any shares of Common Stock or options that they may own) until the Company’s lenders have received a certain cumulative amount of distributions; unless (x) such sale, transfer or disposition is for estate planning purposes to an entity that is and remains in their control or (y) all of the cash proceeds from any such sale, transfer or disposition are used to pay costs and expenses (specifically including amounts needed to purchase any Common Stock in the Company or to cover any resultant tax liabilities) incurred in connection with the exercise of options to purchase such Common Stock in the Company.

Change of Control Arrangements

The Company has no change of control payment agreements in effect.

2020 Equity Incentive Plan

On April 10, 2020, the Company’s Board of Directors adopted the “Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan” (the “2020 Plan”) pursuant to which the Board of Directors reserved an aggregate of 2,000,000 shares of Common Stock for future issuance. The Board amended and restated the 2020 Plan to increase the number of shares available thereunder to 7,000,000 shares, which was approved by shareholders at the 2022 annual meeting of stockholders. The 2020 Plan will expire on April 9, 2030, unless earlier terminated, and no further awards may be granted after that date.

Director Compensation

Pursuant to Company’s director compensation policy for 2022, each non-employee director was entitled to annual compensation of $24,000 in cash and options to purchase 25,000 shares for serving on the Board of Directors, and all compensation was prorated based on service. Directors who are employed by the Company as officers or employees are not entitled to any compensation for serving on the Board of Directors. David R. Walker, Susan L. Anhalt, Phyllis E. Currie, and Martin Wenzel were our non-employee directors in 2022. Richard Palmer, who has served as a director and as our Chief Executive Officer in 2022, was not compensated for his services as a director. Timothy J. Iezzoni joined the Company’s Board in March 2023 and, therefore, is not included in the following chart. Furthermore, Timothy J. Iezzoni and Amy K. Wood have agreed to serve as directors
, as EM Renewable’s appointees,
without any compensation.
DIRECTOR COMPENSATION FOR FISCAL YEAR 2022
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards₍₁₎	All Other Compensation	Total

David R. Walker	$24,000		$68,500		$92,500
Susan L. Anhalt	$24,000		$68,500		$92,500
Phyllis E. Currie	$24,000		$68,500		$92,500
Amy K. Wood	$-		$-		$-
E. Nicholas Jones₍₂₎	$-		$-		$-
Martin Wenzel	$24,000		$68,500		$92,500
Total	$96,000		$274,000		$370,000
(1)         This column represents the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For assumptions used in determining grant date fair market value, refer to Note G of Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 18, 2023. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.
(2)         Mr. Jones was removed from the Board of Directors by EM Renewables, effective March 6, 2023, and served without any compensation.
ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding beneficial ownership of Common Stock as of April 28, 2023 by (a) each person known by us to own beneficially 5% or more of our outstanding of our Common Stock, (b) each of our named executive officers listed in the Summary Compensation Table and each of our directors and (c) all executive officers and directors of the Company as a group. As of April 28, 2023, there were 42,352,799 shares of Common Stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them. Except as required by law, the shares of our Series C Preferred Stock have no voting rights.
Name of Beneficial Owner₍₁₎	Shares Beneficially Owned₍₂₎		Percent of Class of Common Stock

Exxon Mobil Corporation	22,520,366	₍₃₎	34.71%

Michael Zilkha₍₄₎	5,881,180		13.89%

Pacific Sequoia Holdings LLC₍₅₎	4,000,000	₍₆₎	9.44%

Roll Energy Investments LLC₍₇₎	3,309,450		7.81%

Directors/Named Executive Officers:

Richard Palmer	23,394,829	₍₈₎	35.58%
Noah Verleun	7,285,133	₍₉₎	14.68%
Ralph Goehring	176,615	₍₁₀₎	0.42
David R. Walker	467,854	₍₁₁₎	1.09
Susan L. Anhalt	67,500	₍₁₂₎	0.16
Phyllis E. Currie	67,500	₍₁₂₎	0.16
Timothy J. Iezzoni	-		-
Martin Wenzel	177,500	₍₁₂₎	0.42
Amy K. Wood	-		-
All Executive Officers and Directors as a group ([11] persons)	31,997,844	₍₁₃₎	43.04%
9

* Less than 1%
(1)	Unless otherwise indicated, the business address of each person listed is c/o Global Clean Energy Holdings, Inc., 2790 Skypark Drive, Suite 105, Torrance, California, 90505.
(2)
For purposes of this table, shares of Common Stock are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares of Common Stock are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares upon exercise or conversion of a security within 60 days.

(3)
Represents the following three common stock purchase warrants held by ExxonMobil Renewables LLC, a wholly-owned subsidiary of Exxon Mobil Corporation: (a) An immediately exercisable warrant to purchase 13,530,723 shares of Common Stock, (b) a warrant to purchase 6,500,000 shares of Common Stock, which warrant is exercisable after the earlier of (i) the date on which ExxonMobil Oil Corporation extends the term of the Product Off-Take Agreement, dated effective April 10, 2019 (as amended), that it entered into with a subsidiary of the Company, or (ii) a change of control or sale of the Company, or the dissolution of the Company and (c) a warrant to purchase 2,489,643 shares of Common Stock. The 6,500,000 shares of Common Stock underlying such warrant are deemed beneficially owned by Exxon Mobil Corporation because Exxon Mobil Corporation has the power to control the exercisability of the warrant. ExxonMobil Renewables also owns 125,000 shares of Series C Preferred Stock that are not included in this table because they are not convertible into Common Stock, have no voting rights, and are not registered under Section 12 of the Exchange Act. The principal business address of ExxonMobil Renewables is 22777 Springwoods Village Parkway, Spring, TX 77389. The principal business address of Exxon Mobil Corporation is 5959 Las Colinas Boulevard, Irving, TX 75039.

(4)	Based on information disclosed in a Schedule 13G/A filed with the SEC on May 14, 2022. Mr. Zilkha’s address is 1001 McKinney, Suite 1900, Houston TX 77002.
(5)	250 University Avenue, Palo Alto, CA 94301.
(6)
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

(7)	11444 West Olympic Boulevard, 10th Floor, Los Angeles, California 90064
(8)
Includes 7,616,305 shares that may be acquired upon the conversion of the principal balance, plus all accrued interest through February 23, 2022, under an outstanding convertible promissory note, and 11,000,000 shares that may be acquired upon the exercise of currently exercisable options.

(9)	Includes 6,459,047 shares that may be acquired upon the exercise of currently exercisable options.
(10)	Consists of 50,000 shares and 126,615 shares that may be acquired upon the exercise of options.
(11)	Includes 227,500 shares that may be acquired upon the exercise of currently exercisable options.
(12)	Consists of shares that may be acquired upon the exercise of options.
(13)
Includes (i) 18,229,950 shares that may be acquired upon the exercise of currently exercisable options and (ii) 7,616,305 shares that may be acquired upon the conversion of the principal balance, plus all accrued interest through February 23, 2022, under an outstanding convertible promissory note.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
From 2010 to 2018, Mr. Palmer deferred more than $1.7 million of his salary and annual bonus payable to him under his employment agreement with the Company. On October 16, 2018, Mr. Palmer entered into a new employment agreement with the Company. Concurrently with the execution of the new employment agreement, because of the Company’s financial condition, Mr. Palmer agreed to defer $1 million of his accrued salary and bonus for an additional two years. In order to evidence the foregoing deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note. Mr. Palmer’s convertible note accrues simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%). Under the convertible promissory note, Mr. Palmer has the right, exercisable at any time until the convertible promissory note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of Common Stock at an exercise price of $0.154 per share. On February 23, 2022 the Company completed a $145 million offering of its newly created Series C Preferred Stock. In connection with that offering, Mr. Palmer and the Company amended the convertible note to provide that Mr. Palmer would no longer be permitted to convert any interest that accrues after February 23, 2022 into shares of common stock, and that the maximum number of shares Mr. Palmer can acquire upon the conversion of the convertible note is 7,616,305. In addition, the Company and Mr. Palmer agreed to extend the date by which the Company has to repay the convertible note (which is also the last date by which Mr. Palmer can convert the convertible note) to the later of (i) February 23, 2024 and (ii) twelve months after the date on which all of the shares of the Company’s Series C Preferred Stock have been redeemed in full by the Company.

On February 2, 2022, EM Renewables purchased $125,000,000 of the Company’s new Series C Preferred Stock and warrants to purchase shares of the Company’s common stock. The Company’s refinery subsidiary and ExxonMobil Oil Corporation, a subsidiary of Exxon Mobil Corporation and affiliate of EM Renewables (“EMOC”) are parties to a product offtake agreement and a term purchase agreement, which agreements grant EMOC the right to purchase substantially all of the renewable diesel produced by the Company’s renewable fuels refinery for a period of five years. In connection with the sale of the shares of Series C Preferred Stock to EM Renewables, EM Renewables acquired the right to appoint two directors to the Company’s Board of Directors and, if the shares of Series C Preferred Stock have not been redeemed prior to the fifth anniversary of issuance, or upon a default of certain terms of the Series C Preferred Stock, EM Renewables will have the right to appoint a majority of the Company’s Board of Directors. Both Timothy J. Iezzoni and Amy K. Wood are employees of affiliates of EM Renewables, and have been appointed to the Board pursuant to EM Renewables’ rights under the Series C Preferred Stock. On February 28, 2023, the Company received notice from EMOC that effective as of July 1, 2023, EMOC was irrevocably terminating the product offtake agreement without any further action of EMOC, upon failure of the Bakersfield renewable fuels refinery to commence operations contemplated by the offtake agreement by June 30, 2023 (the “Start Date”). The Company believes that EMOC’s purported termination of the offtake agreement is ineffective, and the Company reserves and will enforce all its rights under the offtake agreement, including without limitation those rights that automatically extend the Start Date. On March 1, 2023, the Company received notice that EM Renewables had filed a complaint against the Company in the Court of Chancery of the State of Delaware to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law in relation to alleged wrongdoing by the Company’s management. The Company believes that the allegations described in the complaint are without merit.

ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accountant Fees and Services
Grant Thornton LLP (“Grant Thornton”) served as our independent registered public accounting firm for our fiscal years ending December 31, 2022 and December 31, 2021, respectively. Hall & Company Certified Public Accountants and Consultants, Inc. (“Hall & Company”) served as our independent registered public accounting firm from 2015 until January 1, 2021, at which time Hall & Company merged with and into Macias, Gini & O’Connell, LLC (“MGO”). Effective October 5, 2021, the Audit Committee (i) dismissed MGO as the Company’s independent registered public accounting firm and (ii) approved the engagement of Grant Thornton to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2021.
Set forth below are fees paid by the Company to Grant Thornton, the Company’s independent registered public accounting firm, for each of the following categories of services for the fiscal years ended December 31, 2022, and 2021, respectively.
	2022	2021
Audit fees:	$647,292	$524,460
Audit related fees:	$0	$0
Tax fees:	$251,916	$159,000
All other fees:	$0	$0
Total	$899,208	$683,460

Set forth below are fees paid by the Company to Macias, Gini & O’Connell LLP, the Company’s prior independent registered public accounting firm, for each of the following categories of services for the fiscal year ended December 31, 2021.

2021
Audit fees:	$105,000
Audit related fees:	$0
Tax fees:	$0
All other fees:	0
Total	$105,000

In the above table, “audit fees” are fees for professional services for the audit of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal years ended December 31, 2022, and 2021, and review of consolidated financial statements included in its quarterly reports on Form 10-Q and for services that are normally provided in connection with regulatory filings. “Audit-related fees” represent fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements and that are not reported under the “audit fees” category. “Tax fees” are fees for tax compliance, tax advice and tax planning.
Audit Committee Pre-Approval Policies and Procedures
All audit and non-audit services that may be provided by our principal accountant to us require pre-approval by the Audit Committee. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.
PART IV
ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)          Financial Statements and Schedules
The financial statements and financial statement schedules are included in Item 15 of the Original Form 10-K.
(b)          Exhibits
The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibits required to be filed with this Form 10-K/A.
Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

May 1, 2023	By:	/s/ RICHARD PALMER
Richard Palmer
Chief Executive Officer

