Form 10-Q
period 2023-03-31
Global Clean Energy Holdings, Inc.
filed 2023-05-15
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

Commission file number:
000-12627

GLOBAL CLEAN ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0407858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2790 Skypark Drive, Suite 105, Torrance, California	90505
(Address of principal executive offices)	(Zip Code)

(310) 641-4234
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	N/A	N/A

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
☐
No
☒

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of May 15, 2023 was 42,350,027.

Part I. FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Information

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,443,767	$5,776,731
Accounts receivable, net	1,501,444	732,095
Restricted cash	-	1,584,959
Inventories, net	5,968,766	7,383,343
Prepaid expenses and other current assets	400,476	1,413,207
Total Current Assets	11,314,453	16,890,335

Restricted cash, net of current portion	-	102,255
Operating lease right-of-use-assets	4,961,051	5,332,110
Intangible assets, net	11,205,159	11,524,333
Goodwill	10,070,669	9,470,699
Long term deposits	972,757	597,242
Contract asset - related party	15,618,495	15,618,495
Property, plant and equipment, net	679,426,731	648,532,827

TOTAL ASSETS	$733,569,315	$708,068,296

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$8,422,976	$7,404,276
Accrued liabilities	32,906,221	27,718,259
Current portion of operating lease obligations	2,262,617	1,897,303
Current portion of EPC deferred payment	35,748,779	35,748,779
Notes payable including current portion of long-term debt, net	24,888,361	11,792,105
Convertible notes payable	1,000,000	1,000,000
Total Current Liabilities	105,228,954	85,560,722

LONG-TERM LIABILITIES
Operating lease obligations, net of current portion	2,442,600	3,090,002
Mandatorily redeemable equity instruments of subsidiary, at fair value (Class B Units)	13,817,000	12,007,000
EPC deferred payment	92,949,558	92,949,558
Long-term debt, net	148,414	12,248,752
Senior Credit Agreement, net	433,778,621	401,239,399
Asset retirement obligations, net of current portion	16,335,313	18,255,155
Environmental liabilities, net of current portion	17,850,981	16,018,650
Deferred tax liabilities	987,089	1,261,624
TOTAL LIABILITIES	683,538,530	642,630,862

Series C 15.00% preferred stock - 50,000,000 shares authorized; 145,000 and 145,000 shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively	102,524,521	93,645,430

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value; 500,000,000 shares authorized; 42,352,799 shares issued and 42,350,027 shares outstanding at March 31, 2023 and 42,347,599 shares issued and 42,344,827 shares outstanding, at December 31, 2022	423,528	423,476
Additional paid-in capital	122,978,562	122,632,584
Accumulated other comprehensive income	83,878	72,514
Accumulated deficit	(196,399,789)	(171,756,655)
Treasury stock, at cost , 2,772 shares at March 31, 2023 and 2,772 shares at December 31, 2022	(15,935)	(15,935)
Total stockholders' deficit attributable to Global Clean Energy Holdings, Inc.	(72,929,756)	(48,644,016)
Non-controlling interests	20,436,020	20,436,020
Total Stockholders' Deficit	(52,493,736)	(28,207,996)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$733,569,315	$708,068,296

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2023	2022

Revenue	$1,333,064	$406,214
Cost of goods sold	1,462,708	728,803
Gross Loss	(129,644)	(322,589)

Operating Expenses
General and administrative expense	13,646,251	11,351,234
Facilities expense	7,651,193	3,202,921
Depreciation expense	270,266	207,221
Amortization expense	335,544	338,373
Total Operating Expenses	21,903,254	15,099,749

OPERATING LOSS	(22,032,898)	(15,422,338)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,191,688)	(1,340,176)
Loss on extinguishment of debt	-	(3,972,568)
Other (expense) income	291,278	(40,111)
Change in fair value of Class B Units	(1,810,000)	(971,590)
Change in fair value of Warrant Commitment Liability	-	4,515,307
Loss before income taxes	(24,743,308)	(17,231,476)
Income tax (expense) benefit	100,174	72,880
NET LOSS	$(24,643,134)	$(17,158,596)

BASIC NET LOSS PER COMMON SHARE	$(0.58)	$(0.41)
DILUTED NET LOSS PER COMMON SHARE	$(0.58)	$(0.41)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	42,349,408	42,188,994
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	42,349,408	42,188,994

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended March 31,
	2023	2022
Net loss	$(24,643,134)	$(17,158,596)
Other comprehensive gain (loss):
Foreign currency translation adjustments	11,364	(2,327)
Comprehensive loss	$(24,631,770)	$(17,160,923)

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Treasury Stock	Non - controlling Interests	Total
Beginning Balance at Dec. 31, 2021	$420,134	$51,142,220	$-	$(117,647,947)	-	$5,468,900	$(60,616,693)
Share-based compensation from issuance of options and compensation-based warrants	-	312,166	-	-	-	-	312,166
Exercise of stock options	2,105	75,795	-	-	-	-	77,900
Accretion of 15.00% Series C preferred shares	-	(2,664,462)	-	-	-	-	(2,664,462)
Issuance of warrants	-	68,394,561	-	-	-	-	68,394,561
Issuance of warrants in subsidiary	-	-	-	-	-	4,552,911	4,552,911
Deemed contribution in connection with issuance of preferred stock to Senior Lenders	-	9,942,069	-	-	-	-	9,942,069
Foreign currency translation adjustment	-	-	(2,327)	-	-	-	(2,327)
Net loss	-	-	-	(17,158,596)	-	-	(17,158,596)
Ending Balance at Mar. 31, 2022	$422,239	$127,202,349	$(2,327)	$(134,806,543)	$-	$10,021,811	$2,837,529

	Common Stock	Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Treasury Stock	Non - controlling Interests	Total
Beginning Balance at Dec. 31, 2022	$423,476	$122,632,584	$72,514	$(171,756,655)	$(15,935)	$20,436,020	$(28,207,996)
Share-based compensation from issuance of options and compensation-based warrants	-	613,260	-	-	-	-	613,260
Exercise of stock options	52	4,543	-	-	-	-	4,595
Accretion of 15.00% Series C preferred shares	-	(8,879,091)	-	-	-	-	(8,879,091)
Issuance of warrants	-	8,607,266	-	-	-	-	8,607,266
Foreign currency translation adjustment	-	-	11,364	-	-	-	11,364
Net loss	-	-	-	(24,643,134)	-	-	(24,643,134)
Ending Balance at Mar. 31, 2023	$423,528	$122,978,562	$83,878	$(196,399,789)	$(15,935)	$20,436,020	$(52,493,736)

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2023	2022
Operating Activities
Net Loss	$(24,643,134)	$(17,158,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	613,260	312,166
Loss on lower of cost or net realizable value adjustment on inventories	-	318,874
Depreciation and amortization	605,810	545,594
Accretion of asset retirement obligations	199,518	229,045
Change in fair value of Class B units	1,810,000	971,590
Change in fair value of Warrant Commitment Liability	-	(4,515,307)
Amortization of debt discount	1,116,282	692,055
Loss on extinguishment of debt	-	3,972,568
Deferred tax benefit	100,174	-
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(769,349)	233,484
Inventories	1,414,577	(30,900)
Prepaid expenses and other current assets	971,603	996,193
Long-term deposits	(375,507)	(13,542)
Accounts payable	1,000,598	4,111,798
Accrued liabilities	(554,533)	(2,209,009)
Asset retirement obligations	(6,175)	(34,732)
Environmental liabilities	(187,337)	(123,155)
Operating lease obligations	(18,293)	(261)
Net Cash Used in Operating Activities	(18,722,506)	(11,702,135)
Investing Activities:
Cash paid for intangible assets	(16,370)	(11,336)
Cash paid for property, plant, and equipment	(7,249,866)	(51,904,792)
Net Cash Used in Investing Activities	(7,266,236)	(51,916,128)
Financing Activities:
Proceeds received from exercise of stock options	4,595	77,900
Proceeds received from the sale of preferred stock including deemed contribution from Senior Lenders and common stock warrants	-	145,000,000
Payments of offering costs on preferred stock and warrants	-	(8,455,621)
Payments on notes payable and long-term debt	(36,031)	(471,871)
Payments on Bridge Loan	-	(20,000,000)
Borrowings on Bridge Loan	-	7,950,237
Borrowings on other notes	-	1,006,887
Borrowings on Senior Credit Agreement	22,000,000	-
Net Cash Provided by Financing Activities	21,968,564	125,107,532

Net Change in Cash, Cash Equivalents and Restricted Cash	(4,020,178)	61,489,269
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	7,463,945	23,421,894
Cash, Cash Equivalents and Restricted Cash at End of Period	$3,443,767	$84,911,163

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$3,096	$8,347,473

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental Noncash Investing and Financing Activities

	For the three months ended March 31,
	2023	2022
Supplemental Disclosures of Non-cash Investing and Financing Activities
Debt discount related to warrants issued to Senior Lenders	8,607,266	-
Settlement of Warrant Commitment Liability through issuance of warrants	-	14,699,834
In-kind interest added to principal balance of Senior Credit Agreement	16,206,996	3,022,759
Amounts included in accounts payable and accrued liabilities for purchases of property, plant, and equipment	6,801,100	37,175,711
Capitalized interest included in property, plant, and equipment	21,956,556	10,795,565

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

GCEH   is a uniquely positioned, vertically integrated renewable fuels innovator producing ultra-low carbon renewable fuels from patented nonfood camelina varieties. Our farm-to-fuel business model is designed to allow greater efficiencies throughout the value chain, lowering our finished fuels’ carbon intensity and streamlining our operations at every step. Our patented camelina varieties are purposefully bred to increase yield, quicken maturity, and increase tolerance to drought and pests. Today, GCEH owns the world’s largest portfolio of patented camelina genetics, and we contract directly with farmers around the globe to grow our proprietary camelina crop on fallow land. Once online, the 15,000 barrels per day (“BPD”) nameplate Bakersfield Renewable Fuels Refinery will sell up to its full production capacity of the Renewable Diesel (“RD”).

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated balance sheet of the Company at December 31, 2022, has been derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 10-01. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023 or any future periods.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B — LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company incurred losses from continuing operations applicable to its common stockholders of $24.6 million during the three months ended March 31, 2023, and had an accumulated deficit of $196.4 million at March 31, 2023. At March 31, 2023, the Company had working capital of negative $93.9 million (which includes no current restricted cash) and a stockholders’
deficit of $52.5 million.
The completion of the construction of the Bakersfield Renewable Fuels Refinery has been delayed by various factors, and the project currently is still under construction. Based on the schedule provided to us by our lead contractor CTCI Americas, Inc., a Texas corporation ("CTCI"), and current work effort, we continue to believe that the Bakersfield Renewable Fuels Refinery will commence operations sometime during the second half of 2023. Various scheduling issues experienced to date with CTCI, our lead contractor, and other factors beyond our control have delayed the completion of the project. Such factors have included, by way of example, poor planning and execution by the engineering, procurement and construction contractors for the project, the impact of the COVID-19 pandemic, unavailability of skilled labor, material shortages and other matters. Delays to engineering activities have resulted from, among other things, inadequate engineering staffing, and the failure or inability to progress engineering in a timely, efficient, and collaborative manner. The project has also experienced engineering, procurement and construction issues with our contractors, including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We also experienced inefficiencies and delays from contracted engineering and specialty firms due to the unavailability of skilled labor, delays in contractors performing required material fabrication, labor inefficiencies, productivity issues, material shortages, supply chain disruption, and transportation delays. The project has experienced such delays despite steps taken by us to mitigate such delays. We have executed a change order with our lead contractor, CTCI, to accelerate the completion of the project, although further delays beyond estimated timelines, or unexpected construction costs including any unfavorable negotiation of change order claims, could increase the cost of completion beyond our budgeted costs. Even though we believe the Bakersfield Renewable Fuels Refinery will commence operations sometime during the second half of 2023, there can be no assurance that operations will commence within this time period. Revenues from the refinery are expected to commence with the start of operations.

In addition, ExxonMobil Renewables LLC (“Exxon”), in its capacity as a preferred stockholder of the Company, filed a complaint against the Company in the Court of Chancery of the State of Delaware to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law in relation to alleged wrongdoing by the Company’s management (“Section 220 Demand”). The Company and Exxon have jointly filed a stipulation with the court on an agreed scope of voluntary document production by the Company. While we believe that the allegations described in the complaint are without merit, it is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 Demand. The Section 220 Demand and the potential risk of additional stockholder suits has created additional uncertainties around our ability to successfully obtain third party financing required to complete the Bakersfield Renewable Fuels Refinery.

On February 28, 2023, the Company also received notice from ExxonMobil Oil Corporation, a subsidiary of Exxon Mobil Corporation (“EMOC”) whereby EMOC was irrevocably terminating the POA for RD effective June 30, 2023 if the Bakersfield Renewable Fuels Refinery has not commenced operations by June 30, 2023
 (the “Start Date”)
.
The Company has notified Exxon that its purported termination is ineffective under the terms of the POA, and the Company reserves and will enforce all its rights under the POA, including without limitation those rights that automatically extend the Start Date. If the Start Date is extended under the Offtake Agreement and the Bakersfield Renewable Fuels Refinery commences operations prior to such extended Start Date, we believe that the parties’ obligations under the Offtake Agreement will not be terminated as of July 1, 2023. Notwithstanding, this event and condition raises uncertainty as to the POA and RD revenues to be received pursuant to the POA.

The Company’s primary source of liquidity is cash on hand and available borrowings under its credit facilities. The Company estimates that it will require the following cash inflows to meet its obligations through May 15, 2024:

●	$110 million to fund the completion of the Bakersfield Renewable Fuels Refinery and for other operational requirements, and
●	$40 million to fund the initial feedstock required for operations.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There can be no assurance that sufficient liquidity can be obtained on terms acceptable to the Company, or at all. As a result, and given the high volatility in the capital markets, as well as our ongoing legal matters with Exxon, the Company has concluded that management’s plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Financing Agreements

Credit Facilities

BKRF OCB, LLC, an indirect, wholly-owned subsidiary of GCEH, is a party to a $437.6 million secured term loan agreement (the “Senior Credit Agreement”). The purpose of this facility is to provide cash to BKRF to facilitate the construction of the refinery.

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

In addition, the amendment provides for (i) an increase in the underlying interest rate on the loans following the effective date of the amendment from 12.5% to 15%, (ii) the ability to pay interest in kind (in lieu of a cash payment) for the periods ending March 31, 2023 and June 30, 2023, (iii) a change in the maturity date to December 31, 2025, (iv) an agreement to raise at least $10 million in new capital by March 31, 2023, and $100 million by April 1, 2024, and (v) certain governance rights, including certain limited rights for the administrative agent to put forth nominees to our Board of Directors. The requirement to raise at least $10 million in new capital has been extended to June 30, 2023. As of March 31, 2023, we have borrowed $419.6 million under the Senior Credit Agreement and have $18.0 million available to be borrowed. Subsequent to March 31, 2023, we have borrowed an additional $15 million under the Senior Credit Agreement, resulting in $3 million available to be borrowed as of May 15, 2023.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Preferred Stock

On February 23, 2022, we issued 145,000 shares of our newly created Series C Preferred Stock (the “Series C Preferred”) and five-year warrants (the “GCEH Warrants”) to purchase up to an aggregate of 18,547,731 shares of our common stock (5,017,008 issued to settle the Warrant Commitment Liability) at an exercise price of $2.25 per share to ExxonMobil Renewables LLC (“ExxonMobil Renewables”), an affiliate of ExxonMobil, and 11 other institutional investors (all of whom are Senior Lenders under our existing Senior Credit Agreement) for an aggregate purchase price of $145 million and the settlement of the Warrant Commitment Liability. As additional consideration for ExxonMobil’s investment, we also granted ExxonMobil Renewables additional warrants (the “GCEH Tranche II Warrants”) to purchase up to 6.5 million shares of common stock at an exercise price per share of $3.75 until February 22, 2028, and a warrant to acquire 33% (19,701,493 shares) of our SusOils subsidiary for $33 million ($1.675 per share) until February 22, 2027 (“SusOil Warrant”). On August 5, 2022, the GCEH Tranche II Warrants were amended to an exercise price of $2.25 per share and the exercise period for all of the ExxonMobil warrants were extended to December 23, 2028. Each of the GCEH Warrants, GCEH Tranche II Warrants and SusOil Warrant may be exercised for cash or by means of cashless exercise, however the GCEH Tranche II Warrants cannot be exercised until the earlier of (i) the date on which ExxonMobil extends the term of the five-year Offtake Agreement (as described below), which did occur on August 5, 2022, that we entered into with ExxonMobil effective April 10, 2019 (as amended), or (ii) a change of control, sale, or the dissolution of the Company. On August 5, 2022, the SusOil Warrant was amended to an exercise price of $1 million ($0.0507 per share). Under the Certificate of Designations of the Series C Preferred, the holders of the Series C Preferred are entitled to receive dividends at a rate of 15%, compounded quarterly provided that, until March 31, 2024, we may elect not to pay some or all of the accrued dividends in cash, in which case the unpaid dividends shall accrue and be added to the original issuance price of the shares of Series C Preferred. The shares of Series C Preferred have no voting rights, except as required by law or with respect to certain protective provisions in the Certificate of Designations. For such time as ExxonMobil holds any shares of Series C Preferred, ExxonMobil will have the right, exercisable at its option, to appoint two directors to GCEH’s Board of Directors. If the Series C Preferred shares have not been redeemed prior to the fifth anniversary of issuance, or upon an event of default under the Certificate of Designations, ExxonMobil will have the right to appoint a majority of the Board of Directors. The Certificate of Designations provides that we will have the right, at any time, to redeem/repurchase the outstanding shares of Series C Preferred (in increments of no less than $25 million), for an amount equal to the Corporate Redemption Price (as defined in the Certificate of Designations) at any time the Series C Preferred is outstanding. The Certificate of Designations of the Series C Preferred Stock provides for mandatory redemption upon a Change of Control or Event of Default (as defined therein) and are not convertible into shares of our common stock. GCEH may redeem the Series C Preferred Stock at any time within the first two years at 1.85 times, and the next three years at 2.0 times, the amount of the investment (including any accrued unpaid dividends).

Sales Agreements

In April 2019, the Company entered into a binding Product Offtake Agreement (the
“Offtake Agreement” or “POA”
) with ExxonMobil pursuant to which ExxonMobil has committed to purchase 2.5 million barrels per year of renewable diesel annually (the “Committed Volume”) from the Bakersfield Renewable Fuels Refinery (including the Renewable Identification Numbers (“RINs”) allocated to such quantities of renewable diesel), and the Company has committed to sell these quantities of renewable diesel to ExxonMobil. ExxonMobil’s obligation to purchase renewable diesel will last for a period of five years following the date that the Bakersfield Renewable Fuels Refinery commences operations. ExxonMobil has the option to extend the initial five-year term.

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

In connection with the transactions contemplated by Amendment No. 9, the Company also entered into a transaction agreement with ExxonMobil Renewables and ExxonMobil, pursuant to which, among other things, certain subsidiaries of the Company and ExxonMobil entered into amendments to the Company’s Off
t
ake Agreement and Term Purchase Agreement in order to extend the initial terms thereof to 66 months, to increase certain committed volumes under the Off
t
ake Agreement from 105 million gallons per year (“MGPY”) to 135 MGPY, and to implement certain other commercial arrangements between the parties as described therein in exchange for issuing new immediately-vested warrants and modifying existing outstanding warrants (see Note H).

On February 28, 2023, we received notice from ExxonMobil, that effective as of July 1, 2023, ExxonMobil was irrevocably terminating the Offtake Agreement without any further action of ExxonMobil, upon failure of the Bakersfield Renewable Fuels Refinery to commence operations contemplated by the Offtake Agreement by June 30, 2023 the
(
“Start Date”)
.
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
 If the Start Date is extended under the Offtake Agreement and the Bakersfield Renewable Fuels Refinery commences operations prior to such extended Start Date, we believe that the parties’ obligations under the Offtake Agreement will not be terminated as of July 1, 2023.

Under both agreements, we retain 100% of the co-products, which include renewable propane, renewable naphtha and renewable butane.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash

In accordance with the Company’s credit facilities, the Company is required to advance the calculated interest expense on its borrowings at the time of such borrowings to the estimated operational date of the Bakersfield Renewable Fuels Refinery. This interest is deposited into a designated account and the appropriate amount is paid to the lenders at the end of each quarter. Additionally, the construction funds are deposited into their own designated account and deposited from that designated account into a BKRF account only upon approval by the lenders to pay for specific construction, facility, and related costs. These two accounts are restricted and not directly accessible by the Company for general use, although these funds are assets of the Company. The Company estimates how much of this cash is likely to be capitalized into the Bakersfield Renewable Fuels Refinery project in the form of a long-term asset, and classifies this amount as long-term. The Company makes this determination based on its budget, recent and near-term invoicing, and internal projections.

Cash and Cash Equivalents; Concentration of Credit Risk

The Company considers all highly liquid debt instruments maturing in six months or less to be cash and cash equivalents. The Company maintains cash and cash equivalents at high quality financial institutions. However, deposits exceed the federally insured limits. At March 31, 2023, the Company had approximately $2.7 million in uninsured cash.

Foreign Currency Translation

Our Spanish subsidiary uses the Euro as its functional currency. Assets and liabilities are translated using exchange rates at the balance sheet dates, and revenues and expenses are translated at weighted average rates. Adjustments from the translation process are recognized in stockholders’ equity as a component of accumulated other comprehensive loss. During the three months ended March 31, 2023, the Company recognized foreign translation income of $11 thousand and had a foreign translation loss of $2 thousand
for the three months ended March 31, 2022.

Inventories

Inventories currently consist of Camelina seeds, grain, meal, and oil. Inventories are valued at the lower of cost or net realizable value. Cost is determined based on standard cost. On March 31, 2022, the Company recognized a loss in the amount of $319 thousand due to inventories being adjusted to the lower of cost or net realizable value. There was no lower of cost or net realizable value adjustments made to the inventory values reported as of March 31, 2023 or as of December 31, 2022.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of office equipment and transportation equipment are computed using the straight-line method over estimated useful lives of 3 to 5 years. Refinery assets and buildings are depreciated using the straight-line method over estimated useful lives of 5 to 25 years. However, the refinery will not begin to be depreciated until its retrofitting has been completed and it is ready for operations. Normal maintenance and repair items are charged to operating costs and are expensed as incurred. The cost and accumulated depreciation of property, plant and equipment sold or otherwise retired are removed from the accounts and any gain or loss on disposition is reflected in the statements of operations. Interest on borrowings related to the retrofitting of the Bakersfield Renewable Fuels Refinery is being capitalized, which will continue until the refinery is placed in service. During the three months ended March 31, 2023 and March 31, 2022, interest of $22.0 million and $10.8 million, respectively, was capitalized and is included in property, plant and equipment, net, for a total of $117.5 million of capitalized interest for the project.

Long-lived Assets

In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ended March 31, 2023 and 2022, there were no impairment losses recognized on long-lived assets.

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

Debt Issuance Costs

Debt issuance costs primarily relate to financing to fund the costs of retrofitting the Bakersfield Renewable Fuels Refinery and are amortized over the term of the loan as interest under the effective interest method; however, as such interest primarily relates to retrofitting of the Bakersfield Renewable Fuels Refinery, these costs are being capitalized as part of the refinery until it is placed in service. The amortization of the debt issuance costs that are not capitalized are recorded as interest expense. At March 31, 2023 and December 31, 2022, unamortized debt issuance costs related to the Senior Credit Agreement and Bridge Loan (see Note F) are classified as a direct deduction from the carrying amount of each credit facility. Effective as of February 23, 2022, the Mezzanine Credit Facility was assigned to and fully funded by GCEH, and as a result, the unamortized debt issuance costs of $3.9 million related to the Mezzanine Credit Facility was recorded as a loss on debt extinguishment in the three months ended March 31, 2022. See Note F - Debt for more detail on the financing.

Accrued Liabilities

As of March 31, 2023 and December 31, 2022, accrued liabilities consists of:

	As of March 31, 2023	As of December 31, 2022
Accrued compensation and related liabilities	$6,539,149	$6,377,251
Accrued interest payable	7,321,661	4,744,937
Accrued construction costs	6,801,100	4,551,839
Other accrued liabilities	4,948,230	4,841,668
Current portion of asset retirement obligations	4,962,185	2,849,000
Current portion of environmental liabilities	2,333,896	4,353,564
	$32,906,221	$27,718,259

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

We estimate our escalation rate at 3.33% and our discount factor ranges from 3.62% in year one to 7.26% in year twenty, with the weighted average discount rate being 5.99%. See Note J - Commitments and Contingencies for more detail on environmental liabilities, which are accounted for separately from asset retirement obligations.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of the changes in asset retirement obligations for the three months ended March 31, 2023 and the year ended December 31, 2022.

	Three months ended March 31, 2023	Year ended December 31, 2022
Asset retirement obligations - beginning of period	$21,104,155	$20,191,429
Revision in estimate	-	244,591
Disbursements	(6,175)	(262,494)
Accretion	199,518	930,629
Asset retirement obligations - end of period	$21,297,498	$21,104,155

The amounts shown as of March 31, 2023 and December 31, 2022 include $5.0 million and $2.8 million, respectively, which have been classified as current liabilities and included in accrued liabilities and $16.3 million and $18.3 million which have been classified as long term liabilities as of March 31, 2023 and December 31, 2022, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of general and administrative expense. The Company has recorded a 100% valuation allowance against the deferred tax assets as of March 31, 2023 and December 31, 2022.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue From Contracts With Customers, using the following five-step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. The Company is engaged in contracting with farmers to grow camelina grain that will be processed into oil for use in Bakersfield Biorefinery. The Company recognizes revenues upon the sale of its patented camelina seed to the farmers and also for the crushed camelina meal that it plans to sell to third party livestock and poultry operators. The Company recognized in the three months ended March 31, 2023 and March 31, 2022 $1.3 million and $0.4 million in revenue, respectively. Based upon the Company’s Product Offtake Agreement (see Note B - Liquidity), the Company expects to begin recognizing revenue from the sale of renewable diesel upon the start-up of the Bakersfield Renewable Fuels Refinery and upon such time the Company delivers on its performance obligations.

Contract Asset

In exchange for the amendment to the POA and the TPA agreement, the Company provided consideration, in the form of warrants, which was capitalized as a contract asset and will be amortized over the life of the contracts on a per gallon basis as the underlying product, renewable diesel, is produced and sold under the contracts. (see Note H – Stock options and warrants)

Research and Development

Research and development costs are charged to operating expenses when incurred, which were nominal for the three months ended March 31, 2023 and March 31, 2022.

Fair Value Measurements and Fair Value of Financial Instruments

As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company's financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash, cash equivalents, and restricted cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair value due to their short-term nature. As of March 31, 2023 and December 31, 2022, the carrying amount of the Company's convertible note payable to the executive officer, which is a financial instrument that
is
not reported at fair value in the accompanying consolidated balance sheets, approximates its
fair value due to the recent amendments that reflect current market conditions. The Class B Units, issued by BKRF HCB, LLC, are reported at fair value. The Senior Credit Agreement is a long-term fixed rate debt instrument which has a carrying amount that is approximately at fair value based on a comparison of recently completed market transactions.

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

Level 3— Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following is the recorded fair value of the Class B Units as of March 31, 2023:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$13,817,000	$13,817,000	$-	$-	$13,817,000

The following is the recorded fair value of the Class B Units as of December 31, 2022:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$12,007,000	$12,007,000	$-	$-	$12,007,000

The following presents changes in the Class B Units for the three months ending March 31, 2023 and
March
31,

2022:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Beginning Balance	$12,007,000	$21,628,689
New unit issuances	-	-
Change in fair value recognized in earnings	1,810,000	971,590
Ending Balance	$13,817,000	$22,600,279

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include (a) valuation of common stock, warrants, and stock options, (b) estimated useful lives of equipment and intangible assets, (c) the estimated costs to remediate or clean-up the refinery site, and the inflation rate, credit-adjusted risk-free rate and timing of payments to calculate the asset retirement obligations, (d) the estimated costs to remediate or clean-up identified environmental liabilities, (e) the estimated future cash flows, which are adjusted for current market conditions and various operational revisions, and the various metrics required to establish a reasonable estimate of the value of the Class B Units issued to the Company’s lenders under the Senior Credit Agreement, and (f) the fair value of the consideration for acquisitions and the fair value of the assets acquired and liabilities assumed. It is reasonably possible that the significant estimates used will change within the next year.

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

The following table presents instruments that were potentially dilutive for the three months March 31, 2023 and March 31, 2022 that were excluded from diluted earnings per share as they would have been anti-dilutive:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Convertible notes and accrued interest	7,582,318	7,616,305
Stock options and warrants	62,826,514	44,688,591

Stock Based Compensation

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. However, in the case of awards with accelerated vesting, the amount of compensation expense recognized at any date will be based upon the portion of the award that is vested at that date. The Company estimates the fair value of service-based stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. Market-based equity incentive options are valued and estimated using a Monte-Carlo simulation under a risk-neutral framework and the fair value is determined to be eq
ual to the average value over 100,000 model iterations. Forfeitures are accounted for as incurred.

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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D – PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Land	$7,855,872	$7,855,872
Office equipment	2,072,259	2,047,549
Buildings(1)	2,684,402	2,684,402
Refinery and industrial equipment	88,105,029	88,057,913
Transportation equipment	468,587	468,587
Construction in process	462,311,453	452,735,198
Construction period interest	117,460,847	95,795,804
Total cost	$680,958,449	$649,645,325
Less accumulated depreciation	(1,531,718)	(1,112,498)
Property, plant and equipment, net	$679,426,731	$648,532,827

(1)
The related amortization expense for assets under finance lease of $0.4 million for the year ended December 31, 2022 is included in depreciation on our consolidated statements of operations. The lease was reassessed in September 2022 which resulted in reclassification of the finance lease as an operating lease. See Note K - Commitments and Contingencies

Depreciation expense for property and equipment was approximately $270,000 and $207,000 for the three months ended March 31, 2023 and March 31, 2022, respectively.

NOTE E - INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets as of March 31, 2023 and December 31, 2022 are shown in the following table:

		March 31, 2023		December 31, 2022
	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets
Trade name	-	$90,000	$-	$90,000	$-
Definite Lived Intangible Assets
Patent licenses	4 years	8,240,371	3,998,112	8,223,402	3,816,133
Developed seed variant technology	23 years	5,679,500	291,779	5,679,500	169,633
Refinery permits	13 years	1,921,082	435,903	1,921,082	403,885
Total		$15,930,953	$4,725,794	$15,913,984	$4,389,651

Amortization expense for intangible assets w
as
approximately $336,000 and $338,000 for the three months ended March 31, 2023 and March 31, 2022, respectively.

The estimated intangible asset amortization expense for 2023 through 2027 and thereafter is as follows:

Estimated Amortization Expense
March 31, 2023 through December 31, 2023	$756,029
2024	965,204
2025	864,059
2026	848,773
2027	800,041
Thereafter	6,971,053
Total	$11,205,159

Goodwill as of March 31, 2023 is shown in the following table:

March 31, 2023
Balance as of December 31, 2022	$9,470,699
Foreign currency adjustments	599,970
Balance as of March 31, 2023	$10,070,669

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE F – DEBT

The table below summarizes our notes payable and long-term debt at March 31, 2023 and at December 31, 2022:

	March 31, 2023	December 31, 2022

Senior credit agreement	$474,332,804	$436,125,808
Fixed payment obligation	26,400,000	22,785,000
Other notes	2,320,952	2,441,316
Subtotal	503,053,756	461,352,124

Less: current portion of long-term debt	(24,888,361)	(11,792,105)
Less: unamortized debt discount and issuance costs	(44,238,360)	(36,071,868)
Subtotal	433,927,035	413,488,151

Convertible note payable to executive officer	1,000,000	1,000,000

Total	$434,927,035	$414,488,151

Senior Credit Agreement and Bridge Loan:

On May 4, 2020, BKRF OCB, LLC, a wholly-owned subsidiary of GCEH, entered into the Senior Credit Agreement with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to provide a $300.0 million senior secured term loan facility to BKRF OCB to pay the costs of retooling the Bakersfield Renewable Fuels Refinery. Through various amendments, the commitments under the Senior Credit Agreement have subsequently been increased to $437.6 million. As of March 31, 2023, we have borrowed $419.6 million under the Senior Credit Agreement, and have borrowed an additional $15 million through May 15, 2023. Outstanding term loans under the Senior Credit Agreement bear interest at the rate of 12.5% per annum as further amended below, payable quarterly, provided that the borrower may defer up to 2.5% interest to the extent it does not have sufficient cash to pay the interest, which the deferred interest was increased up to 3.5% effective February 23, 2022, and under Amendment No. 9 effective August 5, 2022, the deferred interest can be the full 12.5% interest for the third and fourth quarters of 2022. The Company deferred interest payments of $16.2 million in the three months ending March 31, 2023 for a total outstanding amount of $474.3 million as of March 31, 2023. The principal of the Senior Credit Agreement, originally set to mature November 2026, now matures December 2025 pursuant to Amendment No. 10 as further discussed below, provided that BKRF OCB, LLC must offer to prepay the senior loans with any proceeds of such asset dispositions, borrowings other than permitted borrowings, proceeds from damage or losses at the refinery, and excess net cash flow. BKRF OCB, LLC may also prepay the senior loans in whole or in part with the payment of a prepayment premium. As additional consideration for the senior loans, the Senior Lenders are issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, as the Company draws on the Senior Credit Agreement. The fair value of the Class B Units are initially recognized at fair value and subsequently re-measured at fair value each reporting period with changes recognized in earnings. The Class B Units are discussed further below.

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

On May 19, 2021, Amendment No. 4 to the Senior Credit Agreement was made effective to replace the Engineering, Procurement and Construction Agreement dated April 30, 2020 with ARB, Inc. (the “ARB EPC Agreement”), effective immediately with a Engineering, Procurement and Construction Agreement with CTCI. (the “CTCI EPC Agreement”). The subcontracts for the Bakersfield Renewable Fuels Refinery will remain in effect and are being subsumed in the CTCI EPC Agreement. Accordingly, the subcontractors will continue to provide their services for the Bakersfield Renewable Fuels Refinery through CTCI.

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

Effective as of February 23, 2022, the Senior Credit Agreement was further amended to permit the Loan Parties to defer up to 3.50% per annum of the interest until the earlier of September 30, 2022 or the final completion of the retooling of the Bakersfield Renewable Fuels Refinery, with all deferred interest being added to principal. In addition, effective as of February 23, 2022, the parties agreed to various amendments to the representations and warranties, affirmative and negative covenants and events of default in the senior loan facility, including (i) the Company’s loan subsidiaries may enter into working capital facilities in an amount of up to $125 million without the Senior Lenders’ consent, and the Company agreed to use its commercially reasonable efforts to enter into a permitted working capital facility on or before June 30, 2022; (ii) the retooling of the Bakersfield Renewable Fuels Refinery must be substantially complete by August 31, 2022 (subject to extension for up to 90 days as described above); and (iii) the final completion of the retooling of the Bakersfield Renewable Fuels Refinery must be achieved by January 31, 2023.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On August 5, 2022, certain subsidiaries of the Company entered into Amendment No. 9 to the Senior Credit Agreement to, among other things, increase the Tranche B Commitments thereunder by $60 million to $397.6 million, extend the operation date of the Bakersfield Renewable Fuels Refinery to March 31, 2023, and implement certain other commercial arrangements as described therein. Existing defaults and potential events of defaults under the Senior Credit Agreement, if any, were also waived by the lenders in connection with the effectiveness of Amendment No. 9. The Company’s loan subsidiaries may enter into working capital facilities in an amount of up to $125 million without the Senior Lenders’ consent, and the Company agreed to use its commercially reasonable efforts to enter into a permitted working capital facility on or before October 1, 2022 with a 90-day extension based on the start-up of the refinery; (ii) the retooling of the Bakersfield Renewable Fuels Refinery must be substantially complete by March 31, 2023 (subject to extension for up to 90 days as described above); and (iii) the final completion of the retooling of the Bakersfield Renewable Fuels Refinery must be achieved within six
m months of the substantially complete date. The Company has deferred 100% of its cash interest payment due on September 30, 2022 and expects it will also defer 100% of its cash interest payment due on December 31, 2022, as such payments are allowed under the paid in kind provisions of the Senior Credit Agreement.

On January 30, 2023, we entered into Amendment No. 10 to our Senior Credit Agreement whereby the Senior Lenders agreed to a series of Tranche C Commitments under the Senior Credit Agreement in an amount of up to $40 million, which will be available to be drawn through June 30, 2023.  In addition, the amendment provided for (i) an increase in the underlying interest rate on the loans following the effective date of the amendment from 12.5% to 15%, (ii) the ability to pay interest in kind (in lieu of a cash payment) for the periods ending March 31, 2023 and June 30, 2023, (iii) a change in the maturity date to December 31, 2025, (iv) an agreement to raise at least $10 million in new capital by March 31, 2023, and $100 million by April 1, 2024, and (v) certain governance rights, including certain limited rights for the Administrative Agent to put forth nominees to the Board of Directors of the Company. Additionally, the Company agreed to grant to the Administrative Agent a security interest in all assets of SusOils pursuant to a pledge and security agreement, dated as of January 30, 2023, by and among the Company, SusOils, and Orion Energy Partners TP Agent, LLC, as the collateral agent.  If prior to June 30, 2025, the principal amount of the loans under the Credit Agreement is below $300,000,000, or on and after June 30, 2025 the principal amount of loans under the Credit Agreement is below $200,000,000, then the security interest will automatically terminate.  The right to foreclose on the collateral is limited to specific fundamental events of default under the Senior Credit Agreement, including payment defaults and defaults arising from bankruptcy related actions. The requirement to raise $10 million by March 31, 2023 has been extended to June 30, 2023.

Rather than issuing additional Class B Units when Tranche C Commitments are funded, Amendment No. 10 obligates the Company to issue to the Tranche C lenders, warrants to purchase up to 15,000,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share (the “Tranche C Lender Warrants”).  Through March 31, 2023, $22.0 million of the total $40.0 million Tranche C Commitments had been funded. In connection with this funding, 8,250,000 Tranche C Lender Warrants were issued. Additionally, if the Tranche C loans are prepaid prior to December 31, 2025, the Tranche C loans are subject to a subordinated premium (the “Tranche C Subordinated Premium”) which requires the Company to pay an additional amount upon repayment equal to the interest, with respect to any Tranche C Loan, that would have been payable over the 79-month anniversary of the applicable Tranche C loan funding date. The Tranche C Lender Warrants result in a discount on the Tranche C loans that will be recognized over the contractual term of the Tranche C loans through interest expense. During the three months ended March 31, 2023, the Company recognized a debt discount related to the issuance of 8,250,000 Tranche C Lender Warrants in the amount of $8,607,266 (See Note H)
.

Mezzanine Credit Facility

On May 4, 2020, BKRF HCB, LLC, the indirect parent of BKRF OCB, LLC, entered into a Mezzanine Credit Facility with a group of Mezzanine Lenders who agreed to provide a $
65
million secured term loan facility to be used to pay the costs of repurposing and starting up the Bakersfield Renewable Fuels Refinery. Subsequently, the Mezzanine Credit Facility was increased to $
67.4
million. In connection with the Series C Financing, on February 23, 2022 the Mezzanine Credit Facility was assigned to, and assumed by GCEH and the Mezzanine Lenders have no further rights to the Mezzanine Credit Facility.

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

Other Notes Payable

Included in “Other notes” as of March 31, 2023, in the above table, is a note, that is due upon demand related to the Company’s business activities prior to 2019, in the principal amount of $1.3 million and an interest rate of 18% per annum. Also included in “Other notes” above, are several notes payable that are used to finance the Company’s insurance policies. At various times the Company enters into new insurance policies to replace certain policies that are expiring and to insure for additional identified risks. As of March 31, 2023, the Company had one policy financed at a rate of 5.45% with a down payment of 9% with monthly payments through June 2023. In April 2023, the Company financed another insurance policy in the principal amount of $3.4 million at a rate of 8.2% with a down payment of 30% with five monthly payments through September 2023. The Company expects that it will continue to finance certain policy premiums.

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

Convertible Note Payable to Executive Officer

On October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrued unpaid salary and bonus for two years. In order to evidence the deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Convertible Note accrues simple interest on the outstanding principal balance of the note at the annual rate of five percent (5%) and became due and payable on October 15, 2020, its maturity date. Under its existing credit agreements, the Company is restricted from repaying Mr. Palmer’s loan and, accordingly, was in default under the Convertible Note. The Company recor
ded
 interest expense of $12,300
and $12,300 on this note for the three months ended March 31, 2023 and 2022, respectively. The Company had recorded an accrued interest payable of approximately
$180,000 and $180,000 as of March 31, 2023 and December 31, 2022 respectively. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of the Company’s common stock at an exercise price of $0.154 per share. On February 23, 2022, the Company amended Mr. Palmer's note to extend the term to the later of February 23, 2024 or upon the redemption of the Series C Preferred shares. The convertible note will bear interest at 5% per annum beginning as of February 23, 2022 and the total number of shares that the note can be converted into is a maximum of 7,582,318.

The following table summarizes the minimum required payments of notes payable and long-term debt as of March 31, 2023:

Year	Required Minimum Payments
2023	$12,672,538
2024	116,900,000
2025	374,332,804
2026	-
2027	-
Thereafter	148,414
Total	$504,053,756

Class B Units

As described above, the Company has issued 397.6 million Class B Units of its subsidiary, BKRF OCB, LLC to its Senior Lenders as of March 31, 2023. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units, and after the distributions reach a certain limit the units will no longer require further distributions and will be considered fully redeemed. The Class B unit holders may receive a portion of the distributable cash, as defined under the Senior Credit Agreement, available to BKRF HCB, LLC, but generally only up to 25% of the available cash after the required interest and principal payments, operating expenses and ongoing capital requirements have been paid. On August 5, 2022, this percentage was increased from 25% to 35% of defined distributable cash. Such payments commence once the Bakersfield Renewable Fuels Refinery begins operations and will continue through the later of five years after operations of the refinery begins or until the cumulative distributions reach a certain threshold defined in the operating agreement of BKRF HCB, LLC. The aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the Senior Lenders cannot exceed two times the amount of the borrowings under the Senior Credit Agreement, or approximately $795.2 million. The Tranche A and B loans under the Senior Credit Agreement, which represent $397.6 million of the $437.6 million outstanding, do earn Class B Units while the Tranche C loans do not receive Class B Units. The aggregate fair value of such units on the date of their issuances totaled approximately $16.5 million which were recorded as debt discount. The aggregate fair value of the earned units as of March 31, 2023 and December 31, 2022 was approximately $13.8 million and $12.0 million, respectively. It is expected that the fair value will fluctuate depending on market inputs that impact the projected distributable cash. The fair value is largely based on the present value of the expected distributions that will be made to the Class B Unit holders, which consider various risk factors, including a market risk premium, project size, projected volumes and pricing, the continuation of the Blenders Tax Credit, the uniqueness and age of the refinery, the volatility of the feedstock and refinery inputs, operational costs, environmental costs and compliance, effective tax rates, illiquidity of the units, and the timing of the cash flows from the POA and TPA to the unit holders. The value assumes an annual volatility of 105.0% and a risk free rate of 3.44%. The value was derived by utilizing a Monte Carlo Simulation and taking the average over 100,000 iterations.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Class B Units meet the definition of a mandatorily redeemable financial instrument under ASC 480 because BKRF HCB, LLC has an unconditional obligation to redeem the Class B Units by transferring assets at a specified time. Pursuant to ASC 825-10, the Company has elected the fair value option for the Class B Units. Accordingly, at each borrowing the Company will initially recognize the Class B Unit liability based on the issuance date fair value with an offset to the discount on the Senior Credit
Agreement
. The Company measures their Class B Units at fair value at each reporting date with changes recognized in other income/expense.

NOTE G - STOCKHOLDERS’ EQUITY

Common stock

The Company issued 5,200 and 210,500 shares of its common stock upon the exercise of stock options during the three months ended March 31, 2023 and March 31, 2022, respectively.

Series C Preferred Stock

On February 23, 2022, the Company completed a private placement of an aggregate of 145,000 preferred shares (125,000 and 20,000 shares to ExxonMobil Renewables, an affiliate of ExxonMobil, and the Senior Lenders, respectively) of Series C Preferred Stock and warrants exercisable to purchase an aggregate of 18,547,731 (5,017,008 issued to settle the Warrant Commitment Liability to the Senior Lenders - see Note B) shares of our common stock at an exercise price of $2.25 per share to ExxonMobil Renewables, and 11 other institutional investors (all of whom are also lenders under our existing Senior Credit Agreement) respectively, for an aggregate purchase price of $145 million and the settlement of the Warrant Commitment Liability (see Note B). A
s a result of the difference between the $20 million received by the Company from the Senior Lenders for the purchase of the Series C Preferred Stock and the fair value of the Series C Preferred Stock, the Company recorded a $9.9 million deemed contribution from the Senior Lenders to Additional paid-in Capital.

For the three months ended March 31, 2023, we did not declare or pay cash distributions to the holders of the Series C Preferred Stock. Included in the carrying value of the Series C preferred Stock was the amount of the cumulative, declared dividends of $5.4 million, along with the accretion of $3.5 million for the three months ended March 31, 2023. These amounts are recorded as a reduction to Additional Paid-in Capital for the respective periods. For the three months ended March 31, 2022, the Company declared dividends of $2.2 million along with the accretion of $0.5 million.

NOTE H – STOCK OPTIONS AND WARRANTS

2020 Equity Incentive Plan

In April 2020, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”) wherein 2,000,000 shares of the Company’s common stock were reserved for issuance thereunder. Options and awards granted to new or existing officers, directors, employees, and non-employees vest ratably over a period as individually approved by the Board of Directors generally over three years, but not in all cases. In June 2022, the 2020 Plan was amended and approved by the Company's stockholders to add an additional 5,000,000 shares of the Company's common stock. The 2020 Plan provides for a three-month exercise period of vested options upon termination of service. The exercise price of options granted under the 2020 Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2020 Plan have a maximum term of ten years for exercise and may be exercised with cash consideration or through a cashless exercise in which the holder forfeits a portion of the award in exchange for shares of common stock of the remaining portion of the award. As of March 31, 2023, there were 2,034,584 shares available for future option grants under the 2020 Plan.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2023, the Company granted stock options for the purchase of a total of 125,000 shares of Common Stock under the 2020 Plan to employees. The options have a five-year term, and an exercise price of $1.39 per share and will vest over varying periods.

For the three months ended March 31, 2023 and March 31, 2022, the Company recognized stock compensation expenses related to stock option awards of $613,000 and $312,000, respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2023, there was approximately $972,620 of unrecognized compensation cost related to service-based option awards that will be recognized over the remaining service period of approximately 2.0 years, and there was approximately $847,000 of unrecognized compensation cost related to market-based stock option awards that will be recognized over the remaining derived service period of 1.6 years.

The Company previously granted stock options that were not issued under the 2010 Equity Incentive Plan or 2020 Plan. All of such options that were issued outside of the 2010 and 2020 Plans are fully vested, and 16 million options that were awarded to two of GCEH’s executive officers had a market capitalization vesting arrangement, 500,000 options were issued to a consultant that had a transaction success arrangement, and 1,175,714 options were awarded to an executive officer that had a merit arrangement and 200,000 options were issued to two directors that were time based. Option awards outstanding at March 31, 2023 includes 50,000, 17,845,714 and 4,713,618 options under the 2010 Equity Incentive Plan, the non-plan and the 2020 Plan, respectively:

The	following tables shows options award activity for service based options for the three months ended March 31, 2023 and March 31, 2022:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	21,551,576	$0.63	1.45	$17,347,879

Granted	125,000	1.39		-
Exercised	(5,200)	0.88		2,835
Forfeited	(152,283)	2.38		-
Expired	(18,761)	1.64

Outstanding at March 31, 2023	21,500,332	$0.62	1.18	$10,251,576

Vested and expected to vest at March 31, 2023	19,806,010	$0.42	0.92	$10,251,278

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	19,547,520	$0.36	2.11	$87,636,744

Granted	285,000	4.21		-
Exercised	(210,500)	0.37		915,850
Forfeited	(1,000)	4.60		-
Expired	-	-		-

Outstanding at March 31, 2022	19,621,020	$0.42	1.90	$72,953,650

Vested and expected to vest at March 31, 2022	18,755,261	$0.27	1.80	$71,871,914

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table
s
 shows the status of the Company’s non-vested stock options for the three months
ended March 31, 2023 and March 31, 2022:

	Shares Under Option	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2022	1,989,945	$1.78

Granted	125,000	3.24
Vested	(268,340)	1.70
Forfeited	(152,283)	1.47

Non-vested at March 31, 202 3	1,694,322	$2.95

	Shares Under Option	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2021	518,764	$4.21

Granted	285,000	4.21
Vested	(167,218)	4.60
Forfeited	(1,000)	2.95

Non-vested at March 31, 202 2	635,546	$4.54

The following table shows options award activity for market based options for the three months ended March 31,2023:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	600,000	$2.14		$1,286,000

Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-
Expired	-	-

Outstanding at March 31, 2023	600,000	$2.14	2.01	$1,286,000

Vested and expected to vest at March 31, 2023	-	$-	-	$-

The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The following table illustrates the assumptions used in estimating the fair value of options granted during the three months ended March 31, 2023 and March 31, 2022:

	March 31, 2023	March 31, 2022
Expected Term (in Years)	3.8	3.0
Volatility	85.42%	87.71%
Risk Free Rate	4.32%	1.41%
Dividend Yield	0	0
Aggregate Grant Date Fair Value	$0.87	$2.41

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

On February 23, 202
2
, the Company issued five-year warrants to our Senior Lenders and investors in our Series C Preferred for an aggregate of 18,547,731 shares of our common stock at an exercise price of $2.25 per share until February 22, 2027, of which warrants to 5,017,008 shares of the Company's common stock settled the Warrant Commitment Liability.

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
, using the Black-Scholes option pricing model with the following assumptions:

Expected Term (in Years)	6.4
GCEH Warrant Volatility	115%
SusOils Warrant Volatility	65%
Risk Free Rate	2.89%
Dividend Yield	0%

This amount was determined to be $15.6 million and is reflected initially as a Contract asset - related party on the condensed consolidated balance sheets and will be amortized over the term of the underlying contract as the Company satisfies its performance obligations. There was no amortization for the three months ended March 31, 2023.

In January 2023, under Amendment No. 10 of the Senior Credit Agreement, we agreed to issue warrants to our Senior Lenders to purchase up to 15,000,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share. During the three months ended March 31, 2023, the Company issued 8,250,000 warrants for funds drawn under Amendment No. 10. If these warrants are exercised for cash, the Company will receive an additional $0.6 million. As of May 15, 2023, the Company has issued an additional 5,625,000 warrants under the same terms for additional funds drawn under Amendment No. 10. for a total 13,875,000 warrants issued under amendment No. 10. If these additional warrants are exercised for cash, the Company will receive an additional $0.4 million. T he Company valued this consideration, using the Black-Scholes option pricing model with the following assumptions:

Expected Term (in Years)	5.9
GCEH Warrant Volatility	120%
Risk Free Rate	3.59%
Dividend Yield	0%

NOTE I – INCOME TAXES

The effective tax rate for the three months ended March 31, 2023 and 2022 i
s 0.4% and 0.4%, res
pectively.

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

During the three months ended March 31, 2023 and 2022, the Company did not record any material interest or penalties related to uncertain tax positions.

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

NOTE J – COMMITMENTS AND CONTINGENCIES

Engineering, Procurement and Construction Contract

On April 30, 2020, GCE Acquisitions entered into an Engineering, Procurement and Construction Agreement with a national engineering firm pursuant to which this firm agreed to provide services for the engineering, procurement, construction, (“EPC”) start-up and testing of the Bakersfield Renewable Fuels Refinery. The agreement, which was assigned by GCE Acquisitions to BKRF OCB, LLC, the borrower under the Senior Credit Agreement, provides for this engineering firm to be paid on a cost-plus fee basis subject to a guaranteed maximum price of $201.4 million, subject to increase for approved change orders. As of May 17, 2021, the remaining balance of the contract was approximately $151 million. On May 19, 2021 we notified our original EPC firm that we were terminating the EPC Agreement, effective immediately. The cumulative billing on the EPC contract through June 30, 2021 was $63.2 million. The two major subcontracts for the Bakersfield Renewable Fuels Refinery were not terminated and were subsumed in the new replacement EPC agreement (see below). Accordingly, the two major subcontractors have continued to provide their services for the Bakersfield Renewable Fuels Refinery.

On May 18, 2021,
our BKRF subsidiary and CTCI, entered into the CTCI EPC Agreement. CTCI Americas is a leading provider of reliable engineering, procurement and construction services, including for the refinery market. Under the CTCI EPC Agreement, CTCI has agreed to provide services to complete the engineering, procurement, construction, pre-commissioning, commissioning, start-up and testing of our renewable diesel production facility under construction in Bakersfield, California. The guaranteed maximum price under the CTCI EPC Agreement, comprising CTCI’s fees and costs, including direct costs, overhead fees and the contractor’s fee was
$178 million.
The obligations of CTCI have been guaranteed by CTCI Corporation, the Taiwanese parent company of CTCI.

On January 10, 2023, our BKRF subsidiary entered into Amendment No. 2 (the “Amendment”) to the CTCI EPC Agreement. Pursuant to the Amendment, BKRF and CTCI agreed to, among other things: (i) a new guaranteed maximum price of $275 million (subject to upward adjustment pending final settlement of certain change orders pursuant to the procedures set forth in the Amendment) (the “New GMP”); (ii) a change to the payment dates for costs and fees that are payable to CTCI under the CTCI EPC Agreement, which will now be payable after substantial completion of our Bakersfield Renewable Fuels Refinery (the “Project”) in 18 monthly installments; and (iii) provide for liquidated damages commencing on a new substantial completion date of March 31, 2023, which may only be adjusted in accordance with the CTCI EPC Agreement. In connection with the Amendment, the Company agreed to provide a payment guarantee in favor of CTCI for amounts that may be owed by BKRF under the CTCI EPC Agreement, pursuant to an owner parent guarantee, dated as of January 10, 2023, by and between the Company and CTCI.

As part of the Ame
ndment to the CTCI EPC Agreement whereby the Company is deferring its payments to CTCI for all amounts owed as of January 10, 2023 and subsequent billings up to a total of $275 million, subject to certain adjustments, until the first of the month following the achievement of substantial completion of its Bakersfield Renewable Fuels Refinery. Payments will then be scheduled equally over eighteen months, except for accrued interest through the first payment shall be due with the first principal payment and then accrued interest shall be added to each subsequent month accordingly. The interest rate shall be the prime rate as published in the Wall Street Journal on the Amendment Effective Date, adjusted up or down monthly on the first day of each month thereafter should the Wall Street Journal prime rate fluctuate, plus 50 basis points (i.e., 0.5%). The interest rate will be recalculated on the first day of each month thereafter. The Company has paid $146.3 million to CTCI with the remaining amount owed as principal of $128.7 million which brings the full amount recorded to $275 million and is subject to certain adjustments, such as additive change orders.

On April 13, 2023, the Company received notice from CTCI demanding mediation and arbitration in connection with outstanding change order claims, and for other compensation it believes it is owed under the CTCI EPC Agreement. Pursuant to the demand, CTCI is seeking $550 million in total compensation under the CTCI EPC Agreement through the end of the project. While the Company is evaluating CTCI’s claims, it believes that many of CTCI's change order claims are without merit, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement and at law. CTCI has separately advised the Company that it will continue work on the project site during the pendency of the proceedings. On April 28, 2023, the Company entered into a change order whereby the Company has agreed to pay up to a maximum of $15 million to reimburse CTCI for labor costs associated with accelerating the work effort which includes additional personnel, premium and/or overtime differential costs and increasing work shifts. This change order is included in the $275 million amount that is due to CTCI, but will be paid under the payment terms of the EPC contract and is not part of the deferred payment. As of May 15, 2023, the Company does not expect that the acceptance of any change orders identified in the Amendment is probable to aggregate to an amount above the New GMP. Amounts, if any, that would be in excess of the New GMP are not reasonably estimable, and as such an amount or range cannot be established.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the minimum required payments of the EPC deferred payments as of March 31, 2023 assuming substantial completion is achieved by October 2023:

EPC deferred payments
2023	$14,299,815
2024	85,798,891
2025	28,599,630
Total	$128,698,336

Environmental Remediation Liabilities

In connection with the acquisition, BKRF OCB, LLC agreed to undertake certain clean-up activities at the refinery and provide a guarantee for liabilities arising from the clean-up. The Company has assumed significant environmental and clean-up liabilities associated with the purchase of the Bakersfield refinery.

The Company recognizes its asset retirement obligation and environmental remediation liabilities and has estimated such liabilities as of its acquisition date. It is the Company’s policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental remediation liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 20 years, and up to 30 years if a longer period is believed reasonably necessary. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental remediation liabilities to their present value if payments are fixed and determinable. However, as the timing and amount of these costs were undeterminable as of March 31, 2023, these costs have not been discounted. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. At March 31, 2023, accrued environmental remediation liability costs totaled $20.2 million of which $2.3 million have been classified as current liabilities. At
March
31, 2022, accrued environmental liabilities totaled $20.4 million of which $4.4 million have been classified as current liabilities.

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

In September 2022, the Company reassessed the terms of the finance lease agreement for a building in Great Falls, Montana. The Company determined that it was no longer reasonably certain that the purchase option would be exercised within the term of the lease due to cash needs in other areas of the SusOils business. Therefore, the Company has changed the lease classification from a finance lease to an operating lease and reclassed and remeasured the building asset to a right-of-use asset and lease liability.

The table below presents the lease-related assets and liabilities recorded on the balance sheet at March 31, 2023 and December 31, 2022:

Leases	Classification	As of March 31, 2023	As of December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$4,961,051	$5,332,110
Total lease assets		$4,961,051	$5,332,110

Liabilities
Current
Operating	Current portion of operating lease obligations	$2,262,617	$1,897,303
Non-current
Operating	Operating lease obligations, net of current portion	2,442,600	3,090,002
Total lease liabilities		$4,705,217	$4,987,305

The table below presents the components of lease costs for the three ended March 31, 2023 and 2022:

Leases	Classification	Three months ended March 31, 2023	Three months ended March 31, 2022
Operating Expenses
Operating lease cost	General and administrative expense	$436,356	$54,318
Finance lease cost
Amortization of leased assets	Depreciation expense	-	177,778
Interest on lease liabilities	Interest expense, net	-	47,222
Total lease costs		$436,356	$279,318

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	2.4	2.6

Weighted average discount rate
Operating leases	4.69%	4.61%

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the maturity of the lease liabilities as of March 31, 2023:

Operating leases
2023	$1,497,481
2024	1,871,371
2025	1,298,420
2026	253,947
2027	32,949
Thereafter	1,432
Total lease payments:	4,955,600
Less: present value discount	(250,383)
Total lease liabilities	$4,705,217

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

On March 1, 2023, we received notice that ExxonMobil, in its capacity as a holder of Series C Preferred stock, filed a complaint against the Company in the Court of Chancery of the State of Delaware (the “Court”) to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law (“Section 220”) in relation to alleged wrongdoing by our management. On April 28, 2023, the Company and ExxonMobil jointly filed a stipulation in the Court pursuant to which the parties have agreed on the scope of a voluntary document production by the Company for purposes of resolving the books and records complaint under Section 220 (the “Stipulation to Resolve”).  Pursuant to the Stipulation to Resolve, the parties have agreed to hold the Company’s deadline to respond to ExxonMobil’s initial complaint in abeyance while the Company completes its voluntary document production for the agreed purpose of resolving the action.  The parties have agreed the Company shall begin producing documents on a rolling basis beginning no later than May 12, 2023 and the Company has begun such delivery.  It is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 complaint. While the Company intends to comply with applicable law, it believes the allegations described in the complaint are without merit; moreover, the Stipulation to Resolve is not an admission of liability by the Company, and is subject and without prejudice to the Company’s express reservation of rights in all regards.

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

In April 2023, the Ninth Circuit held that the trial judge erred in allowing the plaintiffs to seek retroactive trespass damages prior to the date the plaintiffs purchased the land at issue in 2014, and remanded the case for further proceedings.

In the ordinary course of business, the Company may face various claims brought by third parties, including former workers and employees, and the Company may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights, contractual disputes and other commercial disputes. Any of these claims could subject the Company to litigation. Management believes the outcomes of currently pending claims will not likely have a material effect on the Company’s consolidated financial position and results of operations.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Statements Regarding Forward-Looking Information,” and the risk factors included in our Annual Report, and other reports and filings made with the Securities and Exchange Commission (“SEC”). Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Cautionary Statement Regarding Forward-looking Information

This report contains forward-looking statements. All statements, other than statements of historical are forward looking statements for purposes of this report, including statements about: the timing and cost to complete the conversion of our Bakersfield oil refinery into a renewable fuels refinery and thereafter to operate that refinery for the production of renewable fuels; our plans for large scale cultivation of Camelina as a nonfood-based feedstock and its use at our Bakersfield renewable fuels refinery; our plans to expand Global Clean Energy Holdings’ Camelina operations beyond North America; forecasts and projections of costs, revenues or other financial items; the availability, future price and volatility of feedstocks and other inputs; the plans and objectives of management for future operations; changes in governmental programs, policymaking and requirements or encouraged use of biofuels or renewable fuels; statements concerning proposed new products or services; the anticipated size of future Camelina production; future conditions in the U.S. biofuels and renewable fuels market; our ability to comply with the terms our Offtake Agreement that we entered into with ExxonMobil; our current and future indebtedness and our compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements; our ability to raise additional capital to fund the completion of our Bakersfield oil refinery and for working capital purposes; our ability to continue as a going concern; and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements, including not to occur at all. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties including those discussed in “Risk Factors”, and elsewhere in this Annual Report. All forward-looking statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise

Overview

Global Clean Energy Holdings, Inc. and its subsidiaries (collectively, herein the “Company,” “we,” “us,” or “our”) is a vertically integrated renewable feedstocks and finished fuels company. Our business model is designed to control all aspects of the value chain, with one end of our business anchored in plant science and the other in renewable fuels production. We contract directly with farmers to grow our ultra-low carbon, nonfood, proprietary Camelina crop on fallow land to process at our renewable fuels refinery in Bakersfield, California (the “Bakersfield Renewable Fuels Refinery”). Once online, the 15,000 barrels per day (“BPD”) facility will sell up to its full production capacity of renewable diesel (“RD”).

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

Bakersfield Renewable Fuels Refinery

The Bakersfield Renewable Fuels Refinery is being developed to process up to approximately 15,000 BPD (630,000 gallons) of renewable feedstock into renewable diesel. Upon completion, the Bakersfield Renewable Fuels Refinery is expected to initially produce an estimated 10,000 BPD of renewable diesel (420,000 gallons per day). At design capacity, the refinery is capable of producing approximately 210 million gallons per year of renewable diesel as well as other renewable co-products. We will need to make additional upgrades to the renewable fuels refinery in order to produce product at the maximum design capacity, as we will be hydrogen limited at initial start-up. We are reviewing our options to increase the hydrogen capacity on site. Additionally, it is anticipated that the renewable fuels refinery can be expanded to increase the nameplate volume, and we expect to size any hydrogen expansion capacity to a higher nameplate volume.

Since the purchase of Bakersfield Renewable Fuels Refinery in May of 2020, we have been focused on the retooling and converting the oil refinery into a state-of-the-art renewable fuels refinery. Our long-term goal is to utilize Camelina oil exclusively as the feedstock for the renewable diesel and other fuels produced at the Bakersfield Renewable Fuels Refinery. Various issues experienced to date and other factors beyond our control have delayed the date on which we expect to commence operations to sometime during the second half of 2023. For example, the conversion of the refinery has been delayed due to supply chain issues, engineering, procurement and construction issues with our lead contractor CTCI Americas, Inc. (“CTCI”), including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We also experienced inefficiencies and delays from contracted engineering firms and supply chain issues related to the general lack of personnel and specialty firms to perform required material fabrication and the necessity of performing work that was not originally anticipated or budgeted.  The project has experienced such delays despite steps taken by us to mitigate such delays. See
“Liquidity and Capital Resources
–
Commercial Agreements”
below for an additional discussion regarding the operation date of the Bakersfield Renewable Fuels Refinery and our Product Offtake Agreement with ExxonMobil (the “Offtake Agreement” or “POA”).

In order to finance the costs of the Bakersfield Renewable Fuels Refinery acquisition and the development, construction, and operation of the refinery, BKRF OCB, LLC, an indirect, wholly-owned subsidiary of GCEH, is a party to a $437.6 million secured term loan facility (the “Senior Credit Agreement”). For more details, see “Liquidity and Capital Resources.”

Camelina Grain Production Operations

A key element of our business plan is to control the development and production of the underlying base materials, or feedstock, required to produce renewable diesel. In order to leverage available cultivation assets, we contract with numerous farmers for the planting of our certified Camelina seed, which will be used for Camelina grain production for either the current or future crop years. As of May 15, 2023, we have packaged enough Camelina seed to plant over 400,000 acres in North America, South America and Europe.

In North America, our principal focus has been on expanding production of Camelina in Montana, Kansas and Colorado. We have also expanded grain production in Washington, Oregon, North Dakota, Nebraska, Oklahoma, and Idaho. As of May 15, 2023, commercial contracts for Camelina grain production are exceeding our expectations in North America with over 45,000 acres under contract. In comparison, the extreme drought in the western U.S. limited our 2022 Camelina production to approximately 11,000 acres.

In South America, we have launched Camelina production with a global partner and are initiating grower contracts for our proprietary Camelina varieties in Argentina with a 2023 target of 15,000 acres. We expect our Camelina business to expand rapidly in South America.

Our global headquarters for Camelina breeding is located in Great Falls, Montana and supports additional breeding and agronomy centers in Kansas, Spain, and Argentina. These additional locations have enabled us to expand testing to over 60 sites spread across four continents.

Business and Industry Outlook
.

Our transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Bakersfield Renewable Fuels Refinery. Until such time as the Bakersfield Renewable Fuels Refinery is operational and is producing renewable fuel products, we expect that we will need to raise additional debt or equity financing (See “Liquidity and Capital Resources” below).  There can be no assurances, however, that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company.  (see “Liquidity and Capital Resources” below).

Once the Bakersfield Renewable Fuels Refinery is operational, we intend to immediately commence with the production of renewable diesel.  We believe that renewable diesel has a large addressable market. Because renewable diesel is a 100% replacement for petroleum-based diesel, the total addressable market includes the collective consumption of biodiesel, renewable diesel, and petroleum-based diesel. In aggregate, the United States transportation sector consumed 48 billion gallons of these fuels in 2021, with almost 4 billion gallons consumed in California alone. Canada will also represent an important market as it implements its own LCFS program.

We also intend to further develop our Camelina business. For example, when Camelina grain is processed, it is separated into neat plant oil and biomass, the latter of which is a protein rich animal feed supplement similar to canola or soybean meal. An additional benefit of our animal feed is that it is non-GMO. The market for protein meal in the western United States is roughly 4 million tons per year (“MMTPY”), which is supplied primarily from Midwestern states that grow soybeans for protein and oil extraction. The livestock industry in California’s San Joaquin Valley, which has among the largest concentrations of cattle and dairy producers in the United States, imports all its 1 MMTPY of protein meal from out of state, creating a substantial opportunity for our local meal production. Domestic use of protein meal is estimated to be 40 MMTPY.

Critical Accounting Policies and Related Estimates

There have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our 2022 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Revenues.
Our Bakersfield Renewable Fuels Refinery is still in the construction phase. Our revenues from the refinery will commence with the start of operations.  Accordingly, we had no renewable fuel product revenues in the three months ended March 31, 2023. Our revenues consist of the sale our certified camelina seeds to farmers for the production of either camelina seed or camelina grain and the sale of inventory that did not meet certain specifications and which sales and certain advisory fees generated revenues of $1.3 million in the three months ended
March 31, 2023
compared to $0.4 million in the three months ended
March 31, 2022
.

General and Administrative Expenses and Facility Expenses
. General and administrative expenses consist of expenses relating to our corporate overhead functions and operations. The majority of our general and administrative expenses are incurred in the operations of the Bakersfield Renewable Fuels Refinery.  During the three month period ended
March 31, 2023
, our administrative expenses increased by $2.2 million from $11.4 million to $13.6 million as compared to the three month period ended March 31, 2022 due to higher personnel, share-based compensation and transaction costs. Facility expenses primarily consist of maintenance costs at the Bakersfield Renewable Fuels Refinery and expenses normally related to the operations of a refinery. During the three month period ended
March 31, 2023
, our facility expenses increased by $4.5 million from $3.2 million to $7.7 million as compared to the three month period ended
March 31, 2022
and was due primarily to an increase in utility costs and outside services.

Other Income/Expense.
Other income/expense was $1.5 million of net expense in the three months ended
March 31, 2023
compared to $0.5 million of net expense in the three months ended
March 31, 2022
.  The increase in expense was due primarily to an increase in the change in the fair value of the Class B units and a reduction in the change in the fair value of Warrant Commitment Liability. In the 2022 fiscal quarter we recognized a gain of $4.5 million on the change in fair value of the Warrant Commitment Liability related to the issuance of the senior lender warrants, which commitment to issue these warrants occurred in the fourth quarter of 2021 and the commitment to issue these warrants was extinguished in the 2022 fiscal quarter when the warrants were actually issued. During the three months ended March 31, 2023 the change in fair value of the Class B Units was $1.8 million compared to $1.0 million in the three months ended March 31, 2022. This value was driven primarily by market and contractual changes that impact the future cash projection eligible for distribution, including but not limited to a change in interest rate, an acceleration of the maturity date and a delay in operations. The value of the Class B Units is expected to fluctuate based on various market conditions and refinery operational estimates and assumptions. In the three months ended March 31, 2022, a loss on the extinguishment of debt of $4.0 million was recorded and the current period had no comparable charge.

Interest Income/Expense.
During the three months ended
March 31, 2023
and
March 31, 2022
, interest expense was $1.2 million and $1.3 million, respectively. We believe our interest expense will increase significantly in the future once the construction of our Bakersfield Renewable Fuels Refinery is completed. The construction period interest is capitalized as part of the cost of the refinery and therefore, does not impact our interest expense currently.

Net losses.
We incurred operating losses of $22 million and $15.4 million for the three months ended
March 31, 2023
and
March 31, 2022
, respectively, and a net loss of $24.6 million during the three months ended
March 31, 2023
, compared to a $17.2 million net loss during the three months ended
March 31, 2022
. Our operating loss increased primarily as a result of the increase in activity related to our retooling of the Bakersfield Renewable Fuels Refinery. We expect to incur losses until our Bakersfield Renewable Fuels Refinery becomes operational, which is expected during 2023.

Liquidity and Capital Resources

General
.  As of March 31, 2023 and December 31, 2022, we had approximately $3.4 million and $7.5 million of cash, respectively.  Of these amounts, zero and $1.7 million, respectively, is restricted and can only be spent on the Bakersfield Renewable Fuels Refinery.  Of the restricted amounts, zero and $0.1 million as of March 31, 2023 and December 31, 2022, respectively, is considered long-term and is expected to be capitalized into the Bakersfield Renewable Fuels Refinery project. On March 31, 2023 and December 31, 2022 we had negative working capital of $93.9 million and $68.7 million, respectively. This working capital does not consider the long-term restricted cash identified above. The retooling of the Bakersfield Renewable Fuels Refinery is ongoing. We believe, based on the schedule provided to us by our lead contractor CTCI, and current work effort, that the refinery will commence operations sometime during the second half of 2023. Various scheduling issues experienced to date with our lead contractor CTCI, and other factors beyond our control have delayed the completion of the project. Even though we believe the Bakersfield Renewable Fuels Refinery will commence operations sometime during the second half of 2023, there can be no assurance that operations will commence within this time period. Revenues from the refinery are expected to commence with the start of operations. In addition, we may incur additional costs as a result of the delays (See Note J - Commitments and Contingencies for more detail on additional costs). See
“Commercial Agreements”
below for an additional discussion regarding the operation date of the Bakersfield Renewable Fuels Refinery and our Offtake Agreement.

Sources of Liquidity
.
Our primary sources of liquidity consist of $3.4 million of unrestricted cash on hand and available borrowing under our Senior Credit Agreement. On January 30, 2023, the Company increased its borrowing capacity under its Senior Credit Agreement by $40 million and as of May 15, 2023 has drawn $37 million with $3 million remaining to be drawn. We have incurred net losses of $24.6 million for the three months ended March 31, 2023 and $54.1 million during the year ended December 31, 2022, and as of March 31, 2023, we had an accumulated deficit of $196.4 million. We estimate that we will require approximately $110 million beginning June 1, 2023 to fund completion of the Bakersfield Renewable Fuels Refinery and operations through May 15, 2024 and possibly an additional $40 million to fund the initial feedstock required for operations. In addition, under the Senior Credit Agreement, the Company is required to raise $110 million to refinance a portion of the senior debt, and may require (if not amended) $60 million for cash interest payments related to the senior debt. We do not have any other credit or equity facilities available with financial institutions, stockholders, or third party investors, and as a result will be required to obtain additional debt or equity financing on a best efforts basis. There is no assurance, however, that we can raise the capital necessary to fund our business plan on terms acceptable to us or at all. Failure to raise the required capital will have a material and adverse effect on our operations, and could cause us to curtail operations.

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

Senior Credit Facilities
. As of March 31, 2023, we have borrowed $419.6 million under our Senior Credit Agreement. Proceeds from the Senior Credit Agreement have been, and will continue to be used to fund the pre-operational expenses and the capital costs of the Bakersfield Renewable Fuels Refinery. As of May 15, 2023, we were in compliance with all of our covenants under the Senior Credit Agreement.

On August 5, 2022, we entered into an amendment to our Senior Credit Agreement which provided for, among other things, an upsizing of the Tranche B Commitments by $60 million. In addition, the amendment provided for (i) the ability to pay interest in kind (in lieu of a cash payment) for the periods ending September 30, 2022 and December 31, 2022 and (ii) an extension of the date on which Substantial Completion (as defined in the Senior Credit Agreement) must be achieved from August 31, 2022 to March 31, 2023, which such date can be extended for up to 90 days for each day that the “Start Date” under the ExxonMobil Offtake Agreement is extended.

On January 30, 2023, we entered into a separate amendment to our Senior Credit Agreement, pursuant to which, among other things, the lenders agreed to a series of Tranche C Commitments under the Senior Credit Agreement in an amount of up to $40 million, which will be available to be drawn through June 30, 2023. In addition, the amendment provided for (i) an increase in the underlying interest rate on the loans following the effective date of the amendment from 12.5% to 15%, (ii) the ability to pay interest in kind (in lieu of a cash payment) for the periods ending March 31, 2023 and June 30, 2023, (iii) a change in the maturity date to December 31, 2025, (iv) an agreement to raise at least $10 million in new capital by March 31, 2023, and $100 million by April 1, 2024, and (v) certain governance rights, including certain limited rights for the Administrative Agent to put forth nominees to the Board of Directors of the Company. The requirement to raise at least $10 million in new capital has been extended to June 30, 2023.

The Senior Credit Agreement contains certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Senior Credit Agreement, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of May 15, 2023, we were in compliance with all of our covenants under the Senior Credit Agreement.

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

Commercial Agreements
. Our transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Bakersfield Renewable Fuels Refinery. Pursuant to the Offtake Agreement, ExxonMobil has agreed to purchase a minimum of 135 million gallons per year of renewable diesel from the Bakersfield Renewable Fuels Refinery for a period of 66 months following the date that the Bakersfield Renewable Fuels Refinery commences operations, and 67.5 million gallons of renewable diesel for the final six month period of the initial term (for a total of 742.5 million gallons during the 66 month initial term). The price of the renewable diesel to be sold under the Offtake Agreement is based on a combination of a fixed price and a variable price. We have also entered into a Term Purchase Agreement (“TPA”) with ExxonMobil under which ExxonMobil has the right to purchase the additional renewable diesel that is not sold to ExxonMobil under the Offtake Agreement. On February 28, 2023, we received notice from ExxonMobil that effective July 1, 2023, ExxonMobil irrevocably terminates the Offtake Agreement without further action upon the failure of the Company’s renewable diesel facility to commence operations by June 30, 2023 (the “Start Date”). Termination of the Offtake Agreement would also result in a termination of the TPA. On March 5, 2023, the Company notified ExxonMobil that its purported termination of the Offtake Agreement is ineffective under the terms of the Offtake Agreement, and the Company reserves and will enforce all its rights under the Offtake Agreement including without limitation those rights that automatically extend the Start Date.  If the Start Date is extended under the Offtake Agreement and the Bakersfield Renewable Fuels Refinery commences operations prior to such extended Start Date, we believe that the parties’ obligations under the Offtake Agreement will not be terminated as of July 1, 2023.

Inflation
. During the fiscal year ended December 31, 2022 and continuing into the three months ended March 31, 2023, we have experienced increases in prices of products, services and the costs of inputs used in our operations (such as the cost of natural gas, utilities, transportation and labor) throughout our organization. These increases could have a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K promulgated by the SEC under the U.S. Securities Act of 1933, as amended, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses in our internal controls as described below.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Rule 13a-15(f) of the Exchange Act. As previously disclosed in our Annual Report, management has identified material weaknesses in our ICFR relating to the following:

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

Management believes that the material weaknesses arose because the Bakersfield Renewable Fuels Refinery had minimal controls in place when it was purchased in May 2020, and as of March 31, 2023 the Company had not completed its implementation of all the internal controls and procedures. The Company is taking measures to remediate these deficiencies.

Notwithstanding the foregoing, our management, including our principal executive officer and principal financial officer, has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods presented in conformity with US GAAP.

We may in the future identify other material weaknesses or significant deficiencies in connection with our ICFR. Material weaknesses and significant deficiencies that may be identified in the future will need to be addressed as part of our quarterly and annual evaluations of our internal controls over financial reporting under Sections 302 and 404 of the Sarbanes-Oxley Act of 2002. Any future disclosures of a material weakness, or errors as a result of a material weakness, could result in a negative reaction in the financial markets and a decrease in the price of our common stock.

Changes in Internal Control Over Financial Reporting

 There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

RISK FACTORS

Investment in our stock involves a high degree of risk. The discussion of the risk factors associated with our business and operations is contained in Item 1A of our Annual Report filed with the SEC.

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

10.1
Amendment No. 2 to Turnkey Agreement with a Guaranteed Maximum Price for the Engineering, Procurement and Construction, dated January 10, 2023, by and between Bakersfield Renewable Fuels, LLC and CTCI Americas, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2023)

10.2
Amendment No. 10 to Credit Agreement, dated as of January 30, 2023, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2023)

10.3
 Waiver No. 7 to Credit Agreement, dated as of January 30, 2023, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2023)

10.4	Form of Lender Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 3, 2023)

10.5
Registration Rights Agreement Amendment, dated as of January 30, 2023, by and among Global Clean Energy Holdings, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 3, 2023)

10.6
Pledge and Security Agreement, dated as of January 30, 2023, by and among Sustainable Oils, Inc., Global Clean Energy Holdings, Inc., and Orion Energy Partners TP Agent, LLC, as collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 3, 2023)

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File formatted as Inline XBRL and included in Exhibit 101

* Filed herewith.
** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: May 15, 2023	By:	/s/ Richard Palmer
Richard Palmer Chief Executive Officer

Date: May 15, 2023	By:	/s/ Ralph Goehring
Ralph Goehring Chief Financial Officer

-40-