Form 10-Q
period 2023-06-30
Global Clean Energy Holdings, Inc.
filed 2023-08-14
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒

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
☐
No
☒

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of August 14, 2023 was 49,982,345.

Part I. FINANCIAL INFORMATION
Item 1: Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$2,213,465	$5,776,731
Accounts receivable, net	736,583	732,095
Restricted cash	1,022,570	1,584,959
Inventories, net	5,379,679	7,383,343
Prepaid expenses and other current assets	3,054,817	1,413,207
Total Current Assets	12,407,114	16,890,335

Restricted cash, net of current portion	689,477	102,255
Operating lease right-of-use-assets	4,487,509	5,332,110
Intangible assets, net	10,929,296	11,524,333
Goodwill	9,548,252	9,470,699
Long term deposits	601,608	597,242
Contract asset - related party	15,618,495	15,618,495
Property, plant and equipment, net	709,910,318	648,532,827

TOTAL ASSETS	$764,192,069	$708,068,296

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$9,753,578	$7,404,276
Accrued liabilities	34,476,268	27,718,259
Current portion of operating lease obligations	2,280,158	1,897,303
Current portion of EPC deferred payment	28,338,061	35,748,779
Notes payable including current portion of long-term debt, net	27,867,182	11,792,105
Convertible notes payable	1,000,000	1,000,000
Total Current Liabilities	103,715,247	85,560,722

LONG-TERM LIABILITIES
Operating lease obligations, net of current portion	2,040,484	3,090,002
Mandatorily redeemable equity instruments of subsidiary, at fair value (Class B Units)	11,600,000	12,007,000
EPC deferred payment	99,183,212	92,949,558
Long-term debt, net	150,265	12,248,752
Senior Credit Agreement, net	473,857,813	401,239,399
Asset retirement obligations, net of current portion	14,512,593	18,255,155
Environmental liabilities, net of current portion	17,422,863	16,018,650
Deferred tax liabilities	1,528,022	1,261,624
TOTAL LIABILITIES	724,010,499	642,630,862

Series C 15.00% preferred stock - 50,000,000 shares authorized; 145,000 and 145,000 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	114,377,170	93,645,430

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value; 500,000,000 shares authorized; 42,402,799 shares issued and 42,400,027 shares outstanding at June 30, 2023 and 42,347,599 shares issued and 42,344,827 shares outstanding, at December 31, 2022	424,028	423,476
Additional paid-in capital	121,747,651	122,632,584
Accumulated other comprehensive income	58,413	72,514
Accumulated deficit	(216,845,777)	(171,756,655)
Treasury stock, at cost, 2,772 shares at June 30, 2023 and 2,772 shares at December 31, 2022	(15,935)	(15,935)
Total stockholders' deficit attributable to Global Clean Energy Holdings, Inc.	(94,631,620)	(48,644,016)
Non-controlling interests	20,436,020	20,436,020
Total Stockholders' Deficit	(74,195,600)	(28,207,996)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$764,192,069	$708,068,296

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Revenue	$231,751	$785,664	$1,564,815	$1,191,878
Cost of goods sold	103,809	63,610	1,566,517	792,413
Gross Profit (L oss)	127,942	722,054	(1,702)	399,465

Operating Expenses
General and administrative expense	13,066,627	10,312,681	26,712,878	20,897,624
Facilities expense	7,750,155	3,988,951	15,401,348	7,958,163
Depreciation expense	292,884	586,311	563,150	793,532
Amortization expense	278,441	337,720	613,985	676,093
Total Operating Expenses	21,388,107	15,225,663	43,291,361	30,325,412

OPERATING LOSS	(21,260,165)	(14,503,609)	(43,293,063)	(29,925,947)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,306,962)	(833,354)	(2,498,650)	(2,173,530)
Loss on extinguishment of debt	-	-	-	(3,972,568)
Other (expense) income	(116,395)	(1,145,917)	174,883	(1,186,028)
Change in fair value of Class B Units	2,217,000	14,079,365	407,000	13,107,775
Change in fair value of Warrant Commitment Liability	-	-	-	4,515,307
Loss before income taxes	(20,466,522)	(2,403,515)	(45,209,830)	(19,634,991)
Income tax benefit	20,534	2,732	120,708	75,612
NET LOSS	$(20,445,988)	$(2,400,783)	$(45,089,122)	$(19,559,379)

BASIC NET LOSS PER COMMON SHARE	$(0.48)	$(0.06)	$(1.06)	$(0.46)
DILUTED NET LOSS PER COMMON SHARE	$(0.48)	$(0.06)	$(1.06)	$(0.46)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	42,353,899	42,288,219	42,351,665	42,238,880
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	42,353,899	42,288,219	42,351,665	42,238,880

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net loss	$(20,445,988)	$(2,400,783)	$(45,089,122)	$(19,559,379)
Other comprehensive gain (loss):
Foreign currency translation adjustments	(25,465)	16,618	(14,101)	14,291
Comprehensive loss	$(20,471,453)	$(2,384,165)	$(45,103,223)	$(19,545,088)

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Treasury Stock	Non - controlling Interests	Total
Beginning Balance at Dec. 31, 2021	$420,134	$51,142,220	$-	$(117,647,947)	-	$5,468,900	$(60,616,693)
Share-based compensation from issuance of options and compensation-based warrants	-	312,166	-	-	-	-	312,166
Exercise of stock options	2,105	75,795	-	-	-	-	77,900
Accretion of 15.00% Series C preferred shares	-	(2,664,462)	-	-	-	-	(2,664,462)
Issuance of warrants	-	68,394,561	-	-	-	-	68,394,561
Issuance of warrants in subsidiary	-	-	-	-	-	4,552,911	4,552,911
Deemed contribution in connection with issuance of preferred stock to Senior Lenders	-	9,942,069	-	-	-	-	9,942,069
Foreign currency translation adjustment	-	-	(2,327)	-	-	-	(2,327)
Net loss	-	-	-	(17,158,596)	-	-	(17,158,596)
Ending Balance at Mar. 3 1 , 2022	$422,239	$127,202,349	$(2,327)	$(134,806,543)	$-	$10,021,811	$2,837,529
Share-based compensation from issuance of options and compensation-based warrants	-	495,984	-	-	-	-	495,984
Exercise of stock options	1,000	47,350	-	-	-	-	48,350
Accretion of 15.00% Series C preferred shares	-	(6,808,574)	-	-	-	-	(6,808,574)
Foreign currency translation adjustment	-	-	16,618	-	-	-	16,618
Net loss	-	-	-	(2,400,783)	-	-	(2,400,783)
Ending Balance at Jun. 30, 2022	$423,239	$120,937,109	$14,291	$(137,207,326)	$-	$10,021,811	$(5,810,876)

	Common Stock	Additional Paid in Capital	Accumulated other comprehensive loss	Accumulated Deficit	Treasury Stock	Non - controlling Interests	Total
Beginning Balance at Dec. 31, 2022	$423,476	$122,632,584	$72,514	$(171,756,655)	$(15,935)	$20,436,020	$(28,207,996)
Share-based compensation from issuance of options and compensation-based warrants	-	613,260	-	-	-	-	613,260
Exercise of stock options	52	4,543	-	-	-	-	4,595
Accretion of 15.00% Series C preferred shares	-	(8,879,091)	-	-	-	-	(8,879,091)
Issuance of warrants	-	8,607,266	-	-	-	-	8,607,266
Foreign currency translation adjustment	-	-	11,364	-	-	-	11,364
Net loss	-	-	-	(24,643,134)	-	-	(24,643,134)
Ending Balance at Mar. 3 1 , 2023	$423,528	$122,978,562	$83,878	$(196,399,789)	$(15,935)	$20,436,020	$(52,493,736)
Share-based compensation from issuance of options and compensation-based warrants	-	735,533	-	-	-	-	735,533
Exercise of stock options	500	4,000	-	-	-	-	4,500
Accretion of 15.00% Series C preferred shares	-	(11,852,649)	-	-	-	-	(11,852,649)
Issuance of warrants	-	9,882,205	-	-	-	-	9,882,205
Foreign currency translation adjustment	-	-	(25,465)	-	-	-	(25,465)
Net loss	-	-	-	(20,445,988)	-	-	(20,445,988)
Ending Balance at Jun. 30, 2023	$424,028	$121,747,651	$58,413	$(216,845,777)	$(15,935)	$20,436,020	$(74,195,600)

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT
S
OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2023	2022
Operating Activities
Net Loss	$(45,089,122)	$(19,559,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,348,793	808,150
Loss on lower of cost or net realizable value adjustment on inventories	-	318,874
Depreciation and amortization	1,177,135	1,469,625
Accretion of asset retirement obligations	399,036	458,090
Change in fair value of Class B units	(407,000)	(13,107,775)
Change in fair value of Warrant Commitment Liability	-	(4,515,307)
Amortization of debt discount	2,290,255	1,351,776
Loss on extinguishment of debt	-	3,972,568
Deferred tax benefit	100,174	-
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(4,488)	59,427
Inventories	2,003,664	(1,082,607)
Prepaid expenses and other current assets	(1,682,738)	100,258
Long-term deposits	(4,358)	(16,379)
Accounts payable	484,248	889,443
Accrued liabilities	1,636,122	3,264,918
Asset retirement obligations	(10,385)	(175,469)
Environmental liabilities	(297,523)	(247,673)
Operating lease obligations	(36,590)	(523)
Net Cash Used in Operating Activities	(38,092,777)	(26,011,983)
Investing Activities:
Cash paid for intangible assets	(18,948)	(24,272)
Cash paid for property, plant, and equipment	(17,799,262)	(113,145,214)
Net Cash Used in Investing Activities	(17,818,210)	(113,169,486)
Financing Activities:
Proceeds received from exercise of stock options	9,095	126,250
Proceeds received from the sale of preferred stock including deemed contribution from Senior Lenders and common stock warrants	-	145,000,000
Payments of offering costs on preferred stock and warrants	-	(8,455,621)
Payments on notes payable and long-term debt	(3,820,553)	(2,278,063)
Payments on Bridge Loan	-	(20,000,000)
Borrowings on Bridge Loan	-	7,950,237
Borrowings on other notes	5,184,012	1,971,665
Borrowings on Senior Credit Agreement	51,000,000	-
Net Cash Provided by Financing Activities	52,372,554	124,314,468

Net Change in Cash, Cash Equivalents and Restricted Cash	(3,538,433)	(14,867,001)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	7,463,945	23,421,894
Cash, Cash Equivalents and Restricted Cash at End of Period	$3,925,512	$8,554,893

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$86,199	$16,304,801

The accompanying notes are an integral part of these condensed consolidated financial statements

Supplemental Noncash Investing and Financing Activities

	For the six months ended June 30,
	2023	2022
Supplemental Disclosures of Non-cash Investing and Financing Activities
Debt discount related to warrants issued to Senior Lenders	18,489,471	-
Settlement of Warrant Commitment Liability through issuance of warrants	-	14,699,834
In-kind interest added to principal balance of Senior Credit Agreement	34,829,181	6,105,846
Amounts included in accounts payable and accrued liabilities for purchases of property, plant, and equipment	4,523,158	42,677,113
Capitalized interest included in property, plant, and equipment	45,229,006	21,806,591

The accompanying notes are an integral part of these condensed consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

Description of Business

Throughout this Quarterly Report, the terms “we,” “us,” “our,” “our company,” and “the Company” collectively refer to Global Clean Energy Holdings, Inc. and its wholly-owned subsidiaries. References to “GCEH” refer only to Global Clean Energy Holdings, Inc.

GCEH is a Delaware corporation. GCEH currently operates through various wholly-owned U.S. and foreign subsidiaries. The principal subsidiaries include: (i) Sustainable Oils, Inc., (“SusOils”), a Delaware corporation that conducts feedstock breeding, owns proprietary rights to various camelina varieties and operates our camelina business; (ii) GCE Holdings Acquisitions, LLC and its five Delaware limited liability company subsidiaries that were formed to finance and own, directly or indirectly, Bakersfield Renewable Fuels, LLC (“BKRF”), a Delaware limited liability company that owns our Bakersfield Renewable Fuels Refinery; (iii) GCE Operating Company, LLC, a Delaware limited liability company that operates our Bakersfield, California renewable fuels refinery, and employs various personnel throughout the Company; (iv) Agribody Technologies, Inc., (“ATI”) a Delaware corporation that owns and oversees aspects of our plant science programs; (v) Camelina Company Espana, S.L., (“CCE”) a Spanish private limited company that develops proprietary camelina varieties and leads our business expansion opportunities in Europe and South America and (vi) Global Clean Renewable Argentina S.R.L., (“GCRA”) a limited liability company in Argentina that conducts operations in Argentina. We also own several foreign inactive subsidiaries.

GCEH is a vertically integrated renewable fuels innovator producing ultra-low carbon renewable fuels from patented nonfood camelina varieties. Our farm-to-fuel business model is designed to allow greater efficiencies throughout the value chain, lowering our finished fuels’ carbon intensity and streamlining our operations at every step. Our patented camelina varieties are purposefully bred to increase yield, quicken maturity, and increase tolerance to drought and pests. Today, GCEH owns the world’s largest portfolio of patented camelina genetics, and we contract directly with farmers around the globe to grow our proprietary camelina crop on fallow land.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 8-03 . Operating results for the three months and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023, or any future periods. Certain reclassifications have been made to prior period information to conform to the current presentation. The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.
The accompanying condensed consolidated financial statements include the accounts of GCEH and its wholly-owned subsidiaries. References to the “ASC” hereafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE B — LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss applicable to its common stockholders of $45.1 million during the six months ended June 30, 2023, and had an accumulated deficit of $216.8 million at June 30, 2023. At June 30, 2023, the Company had working capital of negative $92.3 million, which excludes $
1.0
million of restricted cash, and a stockholders’ deficit of $
74.2
million. Our Bakersfield Renewable Fuels Refinery is still under construction, and we do not expect to generate any revenue from our Bakersfield Renewable Fuels Refinery until the commencement of commercial operations at the refinery. Various scheduling issues experienced to date with CTCI Americas, Inc., a Texas corporation (“CTCI”), our lead contractor, and other factors beyond our control have delayed the completion of the project. Such factors have included, by way of example, poor planning and execution by the engineering, procurement and construction contractors for the project, the impact of the COVID-19 pandemic, unavailability of skilled labor, material shortages and other matters. Delays to engineering activities have resulted from, among other things, inadequate engineering staffing, and the failure or inability to progress engineering in a timely, efficient, and collaborative manner. The project has also experienced engineering, procurement and construction issues with our contractors, including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We also experienced inefficiencies and delays from contracted engineering and specialty firms due to the unavailability of skilled labor, delays in contractors performing required material fabrication, labor inefficiencies, productivity issues, material shortages, supply chain disruption, and transportation delays. The project has experienced such delays despite steps taken by us to mitigate such delays. We have executed a change order with our lead contractor, CTCI, to accelerate the completion of the project, although further delays beyond estimated timelines, or unexpected construction costs including any unfavorable negotiation of change order claims, could increase the cost of completion beyond our budgeted costs. Based on the schedule provided to us by our lead contractor CTCI, and current work effort, we believe that the Bakersfield Renewable Fuels Refinery will commence operations during the fourth quarter of 2023, however, there can be no assurance that operations will commence within this time period (See Note I - Commitments and Contingencies – Legal).

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, ExxonMobil Renewables LLC (“Exxon”), in its capacity as a preferred stockholder of the Company, filed a complaint against the Company in the Court of Chancery of the State of Delaware to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law in relation to alleged wrongdoing by the Company’s management (“Section 220 Demand”). The Company and Exxon have jointly filed a stipulation with the court on an agreed scope of voluntary document production by the Company. While we deny the allegations described in the complaint, it is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 Demand. The Section 220 Demand and the potential risk of additional stockholder suits has created additional uncertainties around our ability to successfully obtain third party financing required to complete the Bakersfield Renewable Fuels Refinery.

In addition, on May 19, 2023, ExxonMobil Oil Corporation
(“EMOC”) notified the Company that it was terminating the Product Offtake Agreement (the “Offtake Agreement” or “POA”) effective as of that date as a result of EMOC’s views that the force majeure events described in the Company’s May
15, 2023
letter to EMOC had existed for 365 consecutive days or more – a contention that the Company vigorously denies. On May 21, 2023, the Company notified EMOC that it rejects its latest putative attempt to terminate the POA, disagrees with EMOC’s interpretation of the POA, and believes that its force majeure claims are valid and enforceable under the POA. See Note I - Commitments and Contingencies - Legal for further information.

The start date under the POA is June 30, 2023 (the “Start Date”), which may be extended under the terms of the POA upon the occurrence of a force majeure event. The Company believes, and notified EMOC on May 15, 2023, that a force majeure event had occurred, and the Start Date has been automatically extended pursuant to the terms of the POA until November 30, 2023, at the earliest. If the Start Date is extended under the Offtake Agreement and the Bakersfield Renewable Fuels Refinery commences operations prior to such extended Start Date, we believe that the parties’ obligations under the Offtake Agreement will not be terminated as indicated by EMOC. Notwithstanding, EMOC’s purported termination of the POA has created a condition that raises an uncertainty as to the POA and renewable diesel
revenues to be received pursuant to the POA.
 Termination of the POA may result in an Event of Default under our $451.6 million secured term loan agreement (the “Senior Credit Agreement”).

As of June 30, 2023 the Company’s primary source of liquidity is cash on hand and available borrowings under its Senior Credit Agreement. The Company estimates that it will require the following cash inflows to meet its obligations through August 14, 2024:

•	$115 million to fund the completion of the Bakersfield Renewable Fuels Refinery and for other operational requirements, and
•	$40 million to fund the initial feedstock required for operations.

In addition, under the Senior Credit Agreement, the Company is required to raise $
10
million by August 31, 2023 and an additional $
170
million by July 5, 2024 to refinance a portion of the senior debt, and may require $
100
million for cash interest payments (if not otherwise permitted) related to the senior debt. Also, under the terms of the Series C Preferred Stock, the Company will be

required to pay a $
6.4
million dividend payment
 for the quarter ended June 30, 2024
.

The uncertainty of the timing of the completion and costs of the Bakersfield Renewable Fuels Refinery, the lack of significant operating cash flows until the initial revenues from the refinery begin, and the significant cash shortfall to meet the Company’s financial obligations, represent events and conditions that raise substantial doubt about the Company's ability to continue as a going concern for a period of at least one year from the time the financial statements are issued.

Management is currently pursuing and evaluating several plans to mitigate the conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern, which includes the following:

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	Exercising the Company’s rights under the CTCI Agreement to recover liquidated damages to which the Company may be entitled;
•	Engaging with third parties, including our existing senior lender group and other stakeholders, to raise additional debt or equity capital;
•	Pursuing strategic partnerships and investments;
•	Evaluating the Company’s existing arrangements and potential financing and transaction structures to minimize our current and future credit support obligations;
•	Accelerating camelina development and expanding the Company’s camelina and upstream business generally; and
•	Pursuing initiatives to reduce operating expenses.

There can be no assurance that sufficient liquidity can be obtained on terms acceptable to the Company, or at all. As a result, and given the high volatility in the capital markets, as well as our ongoing legal matters with Exxon, the Company has concluded that management’s plans do not alleviate the substantial doubt about our ability to continue as a going concern beyond one year from the date the financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Financing Agreements

Credit Facilities

BKRF OCB, LLC, an indirect, wholly-owned subsidiary of GCEH, is the primary borrower under our $451.6 million Senior Credit Agreement. The purpose of this facility is to provide cash to BKRF to facilitate the construction of the refinery.
On May 19, 2023, the Company entered into Amendment No. 11 to the Senior Credit Agreement whereby the Senior Lenders agreed to increase the Tranche C Commitments from $40 million to $47 million. On June 21, 2023, the Company entered into Amendment No. 12 to the Senior Credit Agreement which provided for a $
7
million increase in availability to Tranche C for a total commitment of $
54
million.

On July 5, 2023, the Company entered into Amendment No. 13 to the Senior Credit Agreement that provides for, among other things, a new $
110
million Tranche D term loan facility, which may be increased up to $
140
million upon the consent of the Required Lenders (as defined within Amendment No. 13). As of the effective date of Amendment No. 13, $
36
million of loans were committed, including $
7
million of new funding and $
29
million converted from Tranche C. We have subsequently drawn $
12.3
million from Tranche D through August 14, 2023. The remaining, uncommitted availability under Tranche D will be made available to the Company at the sole discretion of the Required Lenders. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent until September 30, 2023. The Company is required to complete a $
10
million capital raise by July 31, 2023, which was subsequently extended to August 31, 2023, and a second $
170
million capital raise by July 5, 2024. See Note I - Commitments and Contingencies and Note J - Subsequent Events, for further information.

Sales Agreements

Our primary offtake arrangement for our renewable diesel produced at the Bakersfield Renewable Fuels Refinery is the POA with Exxon. Exxon purportedly terminated the POA on May 19, 2023 (see Note I - Commitments and Contingencies - Legal). While we have reserved and will enforce all of our rights under the POA, including without limitation those rights that automatically extend the Start Date, the termination of the POA will result in termination of our Term Purchase Agreement (“TPA”) with Exxon. If the termination of the POA and resultant termination of the TPA are effective, then the Company will need to enter into alternative offtake arrangements with third parties. See Note I - Commitments and Contingencies - Legal for further information.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents; Concentration of Credit Risk

The Company considers all highly liquid investments in money market accounts with an original maturity of three months or less from date of purchase to be cash equivalents. The Company maintains cash and cash equivalents at high-quality financial institutions. However, deposits exceed the federally insured limits. At June 30, 2023, the Company had approximately $2.8 million in uninsured cash.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Inventories

Inventories currently consist of
camelina
seeds, grain, meal, and oil. Inventories are valued at the lower of cost or net realizable value. Cost is determined based on standard cost. The Company recognized a loss of zero and $0.3 million for the six months ended June 30, 2023 and 2022, respectively, due to inventories being adjusted to the lower of cost or net realizable value.

Long-lived Assets

In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the six months ended June 30, 2023 and 2022, there were no impairment losses recognized on long-lived assets.

Goodwill and Indefinite Lived Assets

The Company’s indefinite lived assets consist of goodwill and trade names. Goodwill represents the excess of the fair value of consideration over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of acquisition and is not amortized, but tested annually for impairment. Note that goodwill is adjusted for the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive gain. Other indefinite lived assets were separately identified intangible assets apart from goodwill and are subject to amortization. Amortization expense for intangible assets was approximately $0.3 million and $0.3 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

Accrued Liabilities

As of June 30, 2023 and December 31, 2022, accrued liabilities consists of:

	As of June 30, 2023	As of December 31, 2022
Accrued compensation and related liabilities	$6,842,793	$6,377,251
Accrued interest payable	9,984,176	4,744,937
Accrued construction costs	4,523,158	4,551,839
Other accrued liabilities	3,494,100	4,841,668
Current portion of asset retirement obligations	6,980,213	2,849,000
Current portion of environmental liabilities	2,651,828	4,353,564
	$34,476,268	$27,718,259

Contract Asset

In exchange for the August 5, 2022 amendments to the POA and the TPA, the Company provided consideration to Exxon, in the form of warrants, which was capitalized as a contract asset and will be amortized over the life of the contracts on a per gallon basis as the underlying product, renewable diesel, is produced and sold under the contracts. The construction for the Bakersfield Renewable Fuels Refinery is not yet completed. Accordingly, the Company has not recognized amortization associated with the contract asset.

Research and Development

Research and development costs are charged to operating expenses when incurred, which were nominal for the three and six months ended June 30, 2023 and June 30, 2022.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements and Fair Value of Financial Instruments

As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company's financial instruments that are not reported at fair value in the accompanying condensed
consolidated balance sheets, including cash, cash equivalents, and restricted cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to their short-term nature. As of June 30, 2023 and December 31, 2022, the carrying amount of the Company's convertible note payable to one of its executive officers, which is a financial instrument that is not reported at fair value in the accompanying condensed

consolidated balance sheets, approximates its fair value due to the recent amendments that reflect current market conditions. The Class B Units, issued by BKRF HCB, LLC, are reported at fair value. The Senior Credit Agreement is a long-term fixed rate debt instrument that has a carrying amount that is approximately at fair value based on recent amendments and a comparison of recently completed market transactions.

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

Level 3— Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following is the recorded fair value of the Class B Units as of June 30, 2023:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$11,600,000	$11,600,000	$-	$-	$11,600,000

 The following is the recorded fair value of the Class B Units as of December 31, 2022:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$12,007,000	$12,007,000	$-	$-	$12,007,000

The following presents changes in the Class B Units for the three and six months ending June 30, 2023:

	Three months ended June 30, 2023	Six months ended June 30, 2023
Beginning Balance	$13,817,000	$12,007,000
Change in fair value recognized in earnings	(2,217,000)	(407,000)
Ending Balance	$11,600,000	$11,600,000

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following presents changes in the Class B Units for the three and six months ending June 30, 2022:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Beginning Balance	$22,600,279	$21,628,689
Change in fair value recognized in earnings	(14,079,365)	(13,107,775)
Ending Balance	$8,520,914	$8,520,914

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include (a) valuation of common stock, warrants, and stock options, (b) estimated useful lives of equipment and intangible assets, (c) the estimated costs to remediate or clean-up the refinery site, and the inflation rate, credit-adjusted risk-free rate and timing of payments to calculate the asset retirement obligations, (d) the estimated costs to remediate or clean-up identified environmental liabilities, and (e) the estimated future cash flows, which are adjusted for current market conditions and various operational revisions, and the various metrics required to establish a reasonable estimate of the value of the Class B Units issued to the Company’s lenders under the Senior Credit
A
greement. It is reasonably possible that the significant estimates used will change within the next year.

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

The following tables pres
en
t instruments that were potentially dilutive for the three and six months ended June 30, 2023 and June 30, 2022 that were excluded from diluted earnings per share as they would have been anti-dilutive:

	Three months ended June 30, 2023	Six months ended June 30, 20 23
Convertible notes and accrued interest	7,582,318	7,582,318
Stock options and warrants	73,324,394	68,110,669

	Three months ended June 30, 2022	Six months ended June 30, 2022
Convertible notes and accrued interest	7,616,305	7,616,305
Stock options and warrants	45,633,504	45,980,038

Subsequent Events

The Company evaluated subsequent events, if any, that wo
u
ld require an adjustment to the Company’s condensed consolidated financial statements or require disclosure in the notes to the condensed consolidated financial statements through the date of issuance of the financial statements. Where applicable, the notes to these condensed consolidated financial statements have been updated to discuss all significant subsequent events which have occurred. See Note J - Subsequent Events, for a description of events occurring subsequent to June 30, 2023 not included elsewhere in
these condensed consolidate
d
financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D – PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Land	$7,855,872	$7,855,872
Office equipment	2,223,309	2,047,549
Buildings	2,684,402	2,684,402
Refinery and industrial equipment	88,200,721	88,057,913
Transportation equipment	468,587	468,587
Construction in process	469,302,574	452,735,198
Construction period interest	141,024,810	95,795,804
Total cost	$711,760,275	$649,645,325
Less accumulated depreciation	(1,849,957)	(1,112,498)
Property, plant and equipment, net	$709,910,318	$648,532,827

Depreciation of office equipment and transportation equipment are computed using the straight-line method over estimated useful lives of
3
to
5
years. Refinery assets and buildings are depreciated using the straight-line method over estimated useful lives of
5
to
25
years. Depreciation expense for property and equipment was approximately $0.3 million and $0.6 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2023 and June 30, 2022, respectively. During the three months ended June 30, 2023 and 2022, interest of $
23.6
million and $
11.0
million, respectively, was capitalized and included in property, plant and equipment, net, and $
45.2
and $
21.8
million of interest was capitalized for the six months ending June 30, 2023 and 2022, respectively. The Company has recognized a total of $
141.0
million of capitalized interest during the construction of the Bakersfield Renewable Fuels Refinery.

NOTE E - DEBT

The table below summarizes our notes
pa
yable and long-term debt at June 30, 2023 and at December 31, 2022:

	June 30, 2023	December 31, 2022

Senior credit agreement	$521,954,989	$436,125,808
Fixed payment obligation	26,400,000	22,785,000
Other notes	4,127,651	2,441,316
Subtotal	552,482,640	461,352,124

Less: current portion of long-term debt	(27,867,182)	(11,792,105)
Less: unamortized debt discount and issuance costs	(50,607,380)	(36,071,868)
Subtotal	474,008,078	413,488,151

Convertible note payable to executive officer	1,000,000	1,000,000

Total	$475,008,078	$414,488,151

Amendments to Senior Credit Agreement

On May 4, 2020, BKRF OCB, LLC, a wholly-owned subsidiary of GCEH, entered into the Senior Credit Agreement with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to initially provide a $
300.0
million senior secured term loan facility to BKRF OCB to pay the costs of retooling the Bakersfield Renewable Fuels Refinery. Through various amendments, the commitments under the Senior Credit Agreement have subsequently been increased to $
451.6
million. As of June 30, 2023, we have borrowed $
448.6
million under the Senior Credit Agreement, and have borrowed an additional $
19.3
million through August 14, 2023. The Company deferred interest payments of $
34.8
million in the six months ending June 30, 2023 for a total deferred amount of $
73.4
million as of June 30, 2023.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As Tranche C Commitments
were
funded, the Company
was

required to issue to the Tranche C lenders warrants to purchase up to 15,000,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share (the “Tranche C Lender Warrants”). The Company issued 13,875,000 Lender Warrants in connection with funds drawn under Amendment No. 10 of Tranche C during the six months ended June 30, 2023.
T
he Tranche C loans are subject to a subordinated premium (the “Tranche C Subordinated Premium”) which requires the Company to pay an additional amount upon repayment equal to the interest, with respect to any Tranche C Loan, that would have been payable over the 79-month anniversary of the applicable Tranche C loan funding date. The Tranche C Lender Warrants result in a discount on the Tranche C loans that will be recognized over the contractual term of the Tranche C loans through interest expense.

On May 19, 2023, the Company entered into Amendment No. 11 to the Senior Credit Agreement, whereby the Senior Lenders agreed to increase the Tranche C Commitments from $40 million to $47 million. In exchange, the Company issued to the lenders, as payment of an amendment and upsize premium, Lender Warrants to purchase up to 3,750,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share.

On June 21, 2023, the Company entered into Amendment No. 12 to the Senior Credit Agreement which provided for an incremental $7.0 million increase in availability to Tranche C, for a total commitment of $54 million and issued an additional 1,500,000 of Lender Warrants.

During the six months ended June 30, 2023, the Company recognized a debt discount related to the issuance of 19,125,000 Tranche C Lender Warrants in the amount of $18,489,471 (See Note G - Stock Options and Warrants).

On July 5, 2023, the Company entered into Amendment No. 13 to the Senior Credit Agreement that provides for, among other things, a new $110 million Tranche D term loan facility, which may be increased up to $140 million upon the consent of the Required Lenders (as defined within Amendment No. 13). See Note J - Subsequent Events for further information.

Fixed Payment Obligation

The Company amended a derivative forward contract with the counterparty which terminated the derivative forward contract and replaced it with a fixed payment obligation. Since the Bakersfield Renewable Fuels Refinery was not
commercially
operational to make payments from refinery operations,
the Company
amended the agreement in May 2022 and again in February 2023. Effective February 27, 2023, the Company
amended
its
fixed payment obligation whereby we will begin making payments in September 2023 with the first payment of $1.2 million and escalating monthly with the final payment of $6 million scheduled for March 2024. The total amount of the payments is now $26.4 million.

Other Notes Payable

Included in “Other notes” are several notes payable that are used to finance the Company’s insurance policies. At various times the Company enters into new insurance policies to replace certain policies that are expiring and to insure for additional identified risks. As of June 30, 2023, the Company had two policies financed at a rate of 5.45% to 8.2% with a down payment ranging from 9% to 30% with monthly payments up to and including September 2023. The Company expects that it will continue to finance certain policy premiums.

Convertible Note Payable to Executive Officer

On October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer and President, entered into a new employment agreement with the Company and concurrently agreed to defer $1 million of his accrued unpaid salary and bonus. In order to evidence the deferral, the Company and Mr. Palmer entered into a $1 million convertible promissory note (the “Convertible Note”). The Company recorded a nominal amount of interest expense on this note for the three and six months ended June 30, 2023 and 2022, respectively. The Company had recorded an accrued interest payable of approximately $0.2 million and $0.2 million as of June 30, 2023 and December 31, 2022 respectively. Under the Convertible Note, Mr. Palmer has the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of the Company’s common stock at an exercise price of $0.154 per share. Effective July 26, 2023, Mr. Palmer converted the convertible note into 7,582,318 shares of the Company’s common stock (see Note J - Subsequent Events, for further information).

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the minimum required payments of notes payable and long-term debt as of June 30, 2023:

Year	Required Minimum Payments
2023	$12,103,857
2024	166,903,355
2025	374,336,287
2026	3,616
2027	3,754
Thereafter	131,771
Total	$553,482,640

Class B Units

Pursuant to the Senior Credit Agreement, BKRF HCB, LLC, an indirect wholly-owned subsidiary of the Company, has issued
397.6
million Class B Units to the Senior Lenders as of June 30, 2023. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units, and after the distributions reach a certain limit the units will no longer require further distributions and will be considered fully redeemed. The aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the Senior Lenders cannot exceed two times the amount of the borrowings under the Senior Credit Agreement, or approximately $
795.2
million. The Tranche A and B loans under the Senior Credit Agreement, which represent $
397.6
million of the $
448.6
million outstanding, do earn Class B Units, while the Tranche C loans do not receive Class B Units. The aggregate fair value of such units on the date of their issuances totaled approximately $
16.5
million which were recorded as debt discount. The aggregate fair value of the earned units as of June 30, 2023 and December 31, 2022 was approximately $
11.6
million and $
12.0
million, respectively. It is expected that the fair value will fluctuate depending on market inputs that impact the projected distributable cash.

The Class B Units meet the definition of a mandatorily redeemable financial instrument under ASC 480 because BKRF HCB, LLC has an unconditional obligation to redeem the Class B Units by transferring assets at a specified time.
Pursuant to ASC 825-10, the Company has elected the fair value option for the Class B Units.
Accordingly, at each borrowing the Company will initially recognize the Class B Unit liability based on the issuance date fair value with an offset to the discount on the Senior Credit
Agreement. The Company measures their Class B Units at fair value at e ac
h reporting date with changes recognized in other income/expense.

NOTE F - STOCKHOLDERS’ EQUITY

Series C Preferred Stock

For the three and six months ended June 30, 2023, and June 30, 2022, we did not declare or pa
y cash distributions to the holders of the Series C Preferred Stock. Included in the carrying value of the Series C preferred Stock as of June 30, 2023 was the amount of the cumulative, declared dividends of $12.5 million, along with the accretion of $4.8 and $8.3 million for the three and six months ended June 30, 2023.
During the six months ended
June 30, 2022, the amount of the cumulative, undeclared, unpaid dividends is $
7.6
million,
alo
ng with the accretion of $0.5 million and $1.9 million for the three and six months ended June 30, 2022, for a total of $
9.5
million. The amount of accretion is recognized as a reduction to Additional Paid-in Capital for the respective periods.

NOTE G – STOCK OPTIONS AND WARRANTS

2020 Equity Incentive Plan

As of June 30, 2023, there were 212,881 shares available for future option grants under the 2020 Equity Incentive Plan, as amended (the “2020 Plan”).
During the three and six months ended June 30, 2023, the Company granted stock options for the purchase of a total of 2,016,453 and 2,141,453, respectively, and granted stock options for the purchase of a total of 1,403,728 and 1,688,728 and for the three and six months ended June 30, 2022, respectively, in shares of common stock under the 2020 Plan to employees and directors. The options issued in the first six months of 2023 have a five-year term, and an exercise price ranging from $0.75 to $1.39 per share and will vest over varying periods. The options issued in the first six months of 2022 have a five-year term, and an exercise price ranging from $3.90 to $4.70 per share and will vest over varying periods.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended June 30, 2023 and June 30, 2022, the Company recognized stock compensation expenses related to stock option awards of $0.7 million and $0.5 million, respectively, and $1.3 million and $0.8 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying condensed
consolidated statements of operations. As of June 30, 2023, there was approximately $1.2 million of unrecognized compensation cost related to service-based option awards that will be recognized over the remaining service period of approximately 1.5 years, and there was approximately $0.7 million of unrecognized compensation cost related to market-based stock option awards that will be recognized over the remaining derived service period of 1.6 years.

The Company previously granted stock options that were not issued under the 2010 Equity Incentive Plan or 2020 Plan. All of such options that were issued outside of the 2010 and 2020 Plans are fully vested, and include 16 million options that were awarded to two of GCEH’s executive officers had a market capitalization vesting arrangement, 500,000 options were issued to a consultant that had a transaction success arrangement, and 1,175,714 options were awarded to an executive officer that had a merit arrangement and 200,000 options were issued to two directors that were time-based. Option awards outstanding at June 30, 2023 include 50,000, 17,795,714 and 6,535,321 options under the 2010 Equity Incentive Plan, the non-plan and the 2020 Plan, respectively. There have been no awards outside the 2020 Equity Incentive Plan since the inception of the 2020 Equity Incentive Plan in April 2020.

The following tables show option award activity for service based options for the six months ended June 30, 2
02
3 and June 30, 2022:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	21,551,576	$0.63	1.45	$17,347,879

Granted	1,666,453	0.50		-
Exercised	(55,200)	0.12		3,727
Forfeited	(162,435)	1.46		-
Expired	(203,511)	1.92

Outstanding at June 30, 2023	22,796,883	$0.62	1.37	$15,180,980

Vested and expected to vest at June 30, 2023	22,796,883	$0.62	1.37	$15,180,980

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	19,547,520	$0.36	2.11	$87,636,744

Granted	1,688,728	3.76		-
Exercised	(320,916)	0.41		1,202,500
Forfeited	(2,865)	4.21		-
Expired	-	-		-

Outstanding at June 30, 2022	20,912,467	$0.63	1.85	$43,341,114

Vested and expected to vest at June 30, 2022	20,912,467	$0.63	1.85	$43,341,114

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables show the status of the Company’s non-vested stock options for the six months ended June 30, 2023 and June 30, 2022:

	Shares Under Option	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2022	1,989,945	$1.78

Granted	2,141,453	3.24
Vested	(275,631)	1.70
Forfeited	(162,435)	1.47

Non-vested at June 30, 2023	3,693,332	$2.95
	Shares Under Option	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2021	518,764	$3.00

Granted	1,973,942	3.76
Vested	(507,925)	2.61
Forfeited	(2,865)	4.21

Non-vested at June 30, 2022	1,981,916	$3.75
The following table shows options award activity for market based options for the six months ended June 30, 2023:

	Shares Under Option	Weig ht ed Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	600,000	$2.14	0.00	$1,286,000

Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-
Expired	-	-

Outstanding at June 30, 2023	600,000	$2.14	2.01	$1,286,000

Vested and expected to vest at June 30, 2023	600,000	$2.14	2.01	$1,286,000

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The following table illustrates the assumptions used in estimating the fair value of options granted during the six months ended June 30, 2023 and June 30, 2022:

	June 30, 2023	June 30, 2022
Expected Term (in Years)	3.2	3.8
Volatility	87.67%	84.17%
Risk Free Rate	3.83%	2.53%
Dividend Yield	0	0
Aggregate Grant Date Fair Value	$0.50	$2.20

During the three months ended June 30, 2023, the Company issued
475,000
performance based options to an executive officer and as of June 30, 2023 determined that the vesting of such options was not probable to occur. Therefore, the Company has not recognized any expense in the period related to these performance based options and the
475,000
performance based options remain outstanding and non-vested as of June 30, 2023.

Stock Purchase Warrants and Call Option

In January 2023, under Amendment No. 10 of the Senior Credit Agreement, we agreed to issue warrants to our Senior Lenders to purchase up to
15,000,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share. During the three months ended
June
3
0
, 2023, the Company issued 10,875,000 warrants for funds drawn under Amendment No.
10, Amendment No. 11 and Amendment No. 12.
If these warrants are exercised for cash, the Company will receive an additional
$0.8 million.
During the six months ended
June
30
, 2023, the Company issued 19,125,000 warrants under the same terms for additional funds drawn under Amendment No. 10, Amendment No. 11 and Amendment No. 12. If these warrants are exercised for cash, the Company will receive
$1.4 million. The Company valued this consideration, using the Black-Scholes option pricing model with the following assumptions:

Expected Term (in Years)	5.8
GCEH Warrant Volatility	123%
Risk Free Rate	3.73%
Dividend Yield	0%

Subsequent to June 30, 2023, the Company entered into Amendment No. 13 of the Senior Credit Agreement whereby the previously issued warrants to the Senior Credit Agreement lenders were canceled and reissued as new warrants to purchase up to
10,875,000
shares of the Company’s common
sto
ck, exercisable until December 23, 2028. The newly issued warrants have the same terms as the previously issued warrants. See Note J - Subsequent Events for further information.

NOTE H – INCOME TAXES

The effective tax rate for the three months ended Ju
ne 30, 2023 and 2022 was 0.1% and 0.1%, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 was 0.3% and
0.4%, respectively.
The Company has recorded a
100
% valuation allowance against the deferred tax assets as of June 30, 2023 and December 31, 2022. During the three and six months ended June 30, 2023 and 2022, the Company did not recognize any material interest or penalties related to uncertain tax positions.

The Company files tax returns in the U.S. federal jurisdiction, and in multiple state and foreign jurisdictions. The Company is no longer subj ect
to U.S. federal income tax examinations for years before 2019 and is no longer subject to state, local and foreign income tax examinations by tax authorities for ye
ars before 2018. The Company is currently not under audit by any jurisdictions.

NOTE I – COMMITMENTS AND CONTINGENCIES

Engineering, Procurement and Construction Contract

On May 18, 2021, our BKRF subsidiary and CTCI entered into an Engineering, Procurement and Constru ct
ion Agreement with CTCI (the “CTCI EPC Agreement”) pursuant to which the firm agreed to produce services for the engineering, procurement, construction, ("EPC") start-up and testing of the Bakersfield Renewable Fuels Refinery. On January 10, 2023, BKRF entered into Amendment No. 2 (the “Amendment”) to the CTCI EPC Agreement. Pursuant to the Amendment, BKRF and CTCI agreed to, among other things: (i) a new guaranteed maximum price of $275 million subject to upward adjustment pending final settlement of certain change orders pursuant to the procedures set forth in the Amendment (the “New GMP”); (ii) a change to the payment dates for costs and fees that are payable to CTCI under the CTCI EPC Agreement, which will now be payable after substantial completion of our Bakersfield Renewable Fuels Refinery in 18 monthly installments; and (iii) provide for liquidated damages commencing on a new substantial completion date of March 31, 2023, which may only be adjusted in accordance with the CTCI EPC Agreement. In connection with the Amendment, the Company agreed to provide a payment guarantee in favor of CTCI for amounts that may be owed by BKRF under the CTCI EPC Agreement, pursuant to an owner parent guarantee, dated as of January 10, 2023, by and between the Company and CTCI.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Deferred amounts under the Amendment are scheduled for payment equally over eighteen months after substantial completion, except that accrued interest through the first payment shall be due with the first principal payment and then accrued interest shall be added to each subsequent month accordingly. The interest rate shall be the prime rate as published in the Wall Street Journal on the Amendment Effective Date, adjusted up or down monthly on the first day of each month thereafter should the Wall Street Journal prime rate fluctuate, plus 50 basis points (i.e., 0.5%). The interest rate will be recalculated on the first day of each month thereafter and is 8.75% as of June 30, 2023. To date, the Company has paid $147.5 million to CTCI with the remaining amount owed as principal of $127.5 million which brings the full amount recognized to $275 million, subject to certain adjustments, such as additive change orders. The Company has accrued interest of $
7.7
million as of June 30, 2023.

On April 13, 2023, CTCI served a demand for mediation and arbitration on the Company in connection with outstanding change order claims, and for other compensation it believes it is owed for work on the project. Pursuant to the demand, CTCI is seeking $550 million in total compensation through the end of the project. While the Company is evaluating CTCI’s claims, it denies many of CTCI's change order claims, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement and at law. A mediation has not yet been scheduled and an arbitration panel has not yet been selected. Notwithstanding its demand for arbitration and mediation, CTCI has continued working on the project since and during the pendency of the proceedings. On April 28, 2023, the Company entered into a change order whereby the Company has agreed to pay up to a maximum of $15 million to reimburse CTCI for labor costs associated with accelerating the work effort which includes additional personnel, premium and/or overtime differential costs and increasing work shifts. This change order is being paid under the original payment terms of the EPC contract and is not part of the deferred payment. As of August 14, 2023, the Company does not expect that the acceptance of any change orders identified in the Amendment is probable to aggregate to an amount above the New GMP. Amounts, if any, that would be in excess of the New GMP are not reasonably estimable, and as such an amount or range cannot be established.

The following table summarizes the minimum required payments of the EPC d efe
rred payments as of June 30, 2023 assuming substantial completion as defined in the CTCI EPC Agreement is achieved in the first quarter of 2024:
EPC deferred payments
2023	$-
2024	70,845,152
2025	56,676,121
Total	$127,521,273

Environmental Remediation Liabilities
The Company has assumed significant environmental and clean-up liabilities associated with the purchase of the Bakersfield refinery. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental remediation liabilities to their present value if payments are fixed and determinable. However, as the timing and amount of these costs were undeterminable as of June 30, 2023, these costs have not been discounted. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. At June 30, 2023, accrued environmental
remediation liability costs totaled $20.1 million of which $2.7 million have been classified as current liabilities. At December 31, 2022, accrued environmental
liabilities totaled $20.4 million of which $4.4 million have been classified as current liabilities.
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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We lease certain manufacturing equipment, warehouses, office space, and vehicles under finance and operating leases. The table below presents the lease-related assets and liabilities recorded on the balance sheet at June 30, 2023 and December 31, 2022:

Leases	Classification	As of June 30, 2023	As of December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$4,487,509	$5,332,110
Total lease assets		$4,487,509	$5,332,110

Liabilities
Current
Operating	Current portion of operating lease obligations	$2,280,158	$1,897,303
Non-current
Operating	Operating lease obligations, net of current portion	2,040,484	3,090,002
Total lease liabilities		$4,320,642	$4,987,305

The table below presents the components of lease costs for the three and six months ended June 30, 2023 and 2022:

Leases	Classification	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Operating Expenses
Operating lease cost	General and administrative expense	$436,356	$65,054	$872,712	$125,917
Finance lease cost
Amortization of leased assets	Depreciation expense	-	190,229	-	368,007
Interest on lease liabilities	Interest expense, net	-	47,222	-	93,853
Total lease costs		$436,356	$302,505	$872,712	$587,777

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	2.2	2.6

Weighted average discount rate
Operating leases	4.71%	4.61%

The table below presents the maturity of the lease liabilities as of June 30, 2023:

Operating leases
2023	$1,059,154
2024	1,871,371
2025	1,298,420
2026	253,947

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2027	32,949
Thereafter	1,432
Total lease payments:	4,517,273
Less: present value discount	(196,631)
Total lease liabilities	$4,320,642

Legal

On February 28, 2023, we received notice from EMOC, that effective as of July 1, 2023, EMOC was irrevocably terminating the POA without any further action of EMOC, upon failure of the Bakersfield Renewable Fuels Refinery to commence operations contemplated by the Offtake Agreement by June 30, 2023. The Company believes that ExxonMobil’s purported termination of the Offtake Agreement was ineffective, and the Company reserves and will enforce all its rights under the Offtake Agreement, including without limitation those rights that automatically extend the Start Date. On May 15, 2023, the Company further advised EMOC that force majeure had occurred at the Bakersfield Renewable Fuels Refinery, as a result of which the Start Date under the POA was automatically extended pursuant to the terms of the POA until November 30, 2023, at the earliest. The Company also advised EMOC that if it did not withdraw its prior putative “irrevocable” termination of the POA, the Company would seek to initiate arbitration proceedings to recover for damages incurred by the Company as a result of EMOC’s wrongful termination. On May 19, 2023, EMOC notified the Company that it was terminating the POA effective as of that date as a result of EMOC’s views that the force majeure events described in the Company’s May 15, 2023 letter had existed for 365 consecutive days or more – a contention that the Company vigorously denies. On May 21, 2023, the Company notified EMOC that it rejects its latest putative attempt to terminate the POA, disagrees with EMOC’s interpretation of the POA, and believes that its force majeure claims are valid and enforceable under the POA.
On March 1, 2023, we received notice that ExxonMobil, in its capacity as a holder of Series C Preferred stock, filed a complaint against the Company in the Court of Chancery of the State of Delaware (the “Court”) to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law (“Section 220”) in relation to alleged wrongdoing by our management. On April 28, 2023, the Company and ExxonMobil jointly filed a stipulation in the Court pursuant to which the parties agreed on the scope of a voluntary document production by the Company for purposes of resolving the books and records complaint under Section 220 (the “Stipulation to Resolve”). Pursuant to the Stipulation to Resolve, the parties agreed to hold the Company’s deadline to respond to ExxonMobil’s initial complaint in abeyance while the Company completed its voluntary document production for the agreed purpose of resolving the action. Upon completion of the Company’s voluntary document production, on June 28, 2023 the Company and ExxonMobil jointly filed a status report in the Court requesting that the action be stayed until September 11, 2023. It is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 complaint. While the Company intends to comply with applicable law, it denies the allegations described in the complaint. Moreover, the Stipulation to Resolve is not an admission of liability by the Company, and is subject and without prejudice to the Company’s express reservation of rights in all regards.
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
In the ordinary course of business, the Company may face various claims brought by third parties, including former workers and employees, and the Company may, from time to time, make claims or take legal actions to assert the Company’s rights, including intellectual property rights, contractual disputes and othe
r commercial dis
pu
tes. Any of these claims could subject the Company to litigation. Management believes the outcomes of currently pending claims will not likely have a material effect on the Company’s consolidated financial position and results of operations.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE J - SUBSEQUENT EVENTS

On July 5, 2023, the Company entered into Amendment No. 13 to the Senior Credit Agreement that provides for, among other things, a new $110 million Tranche D term loan facility, which may be increased up to $140 million upon the consent of the Required Lenders (as defined within Amendment No. 13). Upon the effectiveness of Amendment No. 13, $36 million was committed, including $7 million of new funding and $29 million converted from Tranche C. We have subsequently drawn $12.3million from Tranche D through August 14, 2023. The remaining, uncommitted availability under Tranche D will be made available to the Company at the sole discretion of the Required Lenders. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent until September 30, 2023.
Amendment No. 13 also amended (i) the Tranche A and Tranche B prepayment schedule to provide for a prepayment premium of 1.4x of the total amount of such loans being prepaid, (ii) the payment schedule for the Tranche A, Tranche B and Tranche C loans such that the applicable prepayment premium would be payable through the maturity date of those loans, and (iii) the Tranche C prepayment schedule to provide for an aggregate prepayment premium (comprised of the Tranche C priority premium and Subordinated Premium) of 2x of the total amount of loans being repaid.   All principal, interest or other amounts paid in cash upon payment of the loans will count towards the prepayment premiums for each of the Tranche A, Tranche B, Tranche C and Tranche D loans.  In addition,
Amendment No. 13 extends the outside date for which the Company is required to complete a $10 million capital raise to July 31, 2023, which was subsequently extended to August 31, 2023, and also provides that the outside date for completing a second $170 million capital raise is July 5, 2024. Amendment No. 13 also extends the deadlines for implementing certain governance and management related matters until August 31, 2023. Pursuant to Waiver No. 8, the lenders agreed to waive certain Defaults and Events of Default (each as defined under the Senior Credit Agreement), if any, arising prior to, or based on events or circumstances existing prior to, the effective date of Amendment No. 13. In connection with Amendment No. 13 and the conversion of Tranche C term loans to Tranche D term loans, certain outstanding warrants that were previously issued to the lenders were canceled and reissued as new warrants to purchase up to 10,875,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share (the “Lender Warrants”). These Lender Warrants also provide for other amendments necessary to reflect a reallocation amongst the lenders of outstanding warrants, as further set forth in that certain amendment agreement, dated as of July 5, 2023, by and among the Company and the lenders party thereto with the terms of the warrants remaining unchanged. The Company has agreed to register the resale of the shares of common stock underlying the Lender Warrants pursuant to an amendment to that certain registration rights agreement, dated July 5, 2023, by and among the Company and the lenders party thereto.

On July 13, 2023, the Company entered into a non-exclusive license agreement with a third party to deliver camelina seed over an 18-month period for the resale to authorized growers in exchange for an advance license fee of $2.5 million, plus a fee per pound of seed delivered and royalties based on per pound of grain delivered by an authorized grower to the third party. In the event the Co mp
any and the third party enter into a definitive agreement to form a strategic alliance relating to the commercial deployment of the camelina seed within six months of the license agreement, the advance license fee shall be credited towards any future amount owed by the third party.

On July 26, 2023, Mr. Palmer delivered a Notice of Conversion of his convertible note, including the accrued interest through February 23, 2022, into the Company’s common shares. The Company has issued 7,582,318 common shares to Mr. Palmer in satisfaction of this monetary obligation by the Company with no proceeds being received by the Company for issuance of the common shares.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Statements Regarding Forward-Looking Information,” and the risk factors included in our Annual Report, and other reports and filings made with the U.S. Securities and Exchange Commission (“SEC”). Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Cautionary Statements Regarding Forward-looking Information

This report contains forward-looking statements. All statements, other than statements of historical fact
are forward looking statements for purposes of this report, including statements about: the timing and cost to complete the conversion of our Bakersfield oil refinery into a renewable fuels refinery and thereafter to operate that refinery for the production of renewable fuels; our plans for large scale cultivation of camelina
as a nonfood-based feedstock and its use at our Bakersfield renewable fuels refinery; our plans to expand Global Clean Energy Holdings’
camelina
operations beyond North America; forecasts and projections of costs, revenues or other financial items; the availability, future price and volatility of feedstocks and other inputs; the plans and objectives of management for future operations; changes in governmental programs, policymaking and requirements or encouraged use of biofuels or renewable fuels; statements concerning proposed new products or services; the anticipated size of future camelina
production; future conditions in the U.S. biofuels and renewable fuels market; our ability to enforce our rights under the Offtake Agreement that we entered into with ExxonMobil; our ability to comply with the terms of any other offtake arrangements to which we may be party; our current and future indebtedness and our compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements; our ability to raise additional capital to fund the completion of our Bakersfield Renewable Fuels Refinery and for working capital purposes; our ability to continue as a going concern; and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements, or may
not occur at all. Future financial conditions and results of operations, as well as any forward-looking statements, are subject to known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors”, and elsewhere in our Annual Report. All forward-looking statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Global Clean Energy Holdings, Inc. and its subsidiaries (collectively, herein the “Company,” “we,” “us,” or “our”) is a vertically integrated renewable feedstocks and finished fuels company. Utilizing a farm-to-fuels strategy, our business model is designed to control all aspects of the value chain, with one end of our business anchored in plant science and the other in renewable fuels production. We contract directly with farmers to grow our ultra-low carbon, nonfood, proprietary camelina crop on fallow land to source sustainable feedstock for our renewable fuels refinery in Bakersfield, California (the “Bakersfield Renewable Fuels Refinery”). Once it has commenced operations, the 15,000 barrels per day (“BPD”) facility will sell up to its full production capacity of renewable diesel (“RD”). The production capacity will be limited due to a hydrogen constraint at the refinery, which, based upon feedstock blend, could limit us to processing no more than approximately 12,000 BPD of feedstock. In the future we intend to source substantially all of our feedstock through our camelina operations. By eliminating intermediaries and leveraging a vertically integrated model, we have unparalleled control throughout the value chain to maximize margin generation through operational and logistical efficiencies while simultaneously minimizing feedstock costs and our greenhouse gas (“GHG”) footprint.
Over the past 15 years we have developed a portfolio of proprietary elite varieties of camelina sativa  to be used as a feedstock for our renewable fuels refinery, providing us with feedstock supply certainty unmatched in the industry. Our camelina holds several advantages over traditional feedstocks, such as soybean oil, yielding additional Low Carbon Fuel Standard (“LCFS”) credits through a lower carbon intensity (“CI”) score, thereby adding significant value to our end products. As a low water use rotational crop grown on fallow land, camelina does not impact food production or compete with other crops for scarce water resources. The crop land available for potential camelina production in the Western half of the U.S. is approximately 35 million acres. In addition, we have identified over 50 million acres of land in South America that is available for camelina production. By creating additive, nonfood feedstock volume into an undersupplied market, our platform positions us as a globally scalable solution to the “Food vs. Fuel” quandary, while allowing us to continuously lower the carbon intensity of our finished fuels. We believe we can achieve “net zero” GHG footprint on all our finished fuels, including RD, renewable propane, renewable naphtha, and in the future, sustainable aviation fuel.

By leveraging a vertically integrated model, we should maintain significant control of the full value chain which allows us to produce highly sustainable, low cost, high margin and ultra-low carbon finished fuels.
Bakersfield Renewable Fuels Refinery

Since the purchase of Bakersfield Renewable Fuels Refinery in May of 2020, we have been focused on retooling and converting the refinery into a state-of-the-art renewable fuels refinery. The Bakersfield Renewable Fuels Refinery is being built to process up to approximately 15,000 BPD (630,000 gallons) of renewable feedstock into renewable diesel. Upon completion, the Bakersfield Renewable Fuels Refinery is expected to initially produce an estimated 10,000 BPD of renewable diesel (420,000 gallons per day). At design capacity, the refinery is capable of producing approximately 210 million gallons per year of renewable diesel as well as other renewable co-products. Due to hydrogen constraints, we will need to make additional upgrades to the renewable fuels refinery in order to produce product at the maximum design capacity. We are reviewing our options to increase the hydrogen capacity on site. Additionally, it is anticipated that the refinery can be expanded to increase the nameplate volume, and we expect to size any hydrogen expansion capacity to a higher nameplate volume.
Our long-term goal is to utilize camelina oil exclusively as the feedstock for the renewable diesel and other fuels produced at the Bakersfield Renewable Fuels Refinery. Various issues experienced to date and other factors beyond our control have delayed the completion of the Bakersfield Renewable Fuels Refinery. For example, the conversion of the refinery has been delayed due to supply chain issues, engineering, procurement and construction issues with our lead contractor CTCI Americas, Inc. (“CTCI”), including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We have also experienced inefficiencies and delays from contracted engineering firms and supply chain issues related to the general lack of personnel and specialty firms to perform required material fabrication and the necessity of performing work that was not originally anticipated or budgeted. The project has experienced such delays despite steps taken by us to mitigate such delays. See
“Liquidity and Capital Resources
–
Commercial Agreements”
below for an additional discussion regarding the operation date of the Bakersfield Renewable Fuels Refinery and our Product Offtake Agreement with ExxonMobil (the “Offtake Agreement” or “POA”).
In order to finance the costs of the Bakersfield Renewable Fuels Refinery acquisition and the development, construction, and operation of the refinery, BKRF OCB, LLC, an indirect, wholly-owned subsidiary of GCEH, is a party to a $451.6 million secured term loan facility (the “Senior Credit Agreement”). Subsequent to June 30, 2023,
the Senior Credit Agreement was amended to allow
BKRF OCB, LLC to borrow additional funds under Tranche D
 of that agreement
. For more details, see “Liquidity and Capital Resources” below.
Camelina Grain Production Operations

A key element of our business plan is to control the development and production of the underlying base materials, or feedstock, required to produce renewable diesel. In order to leverage available cultivation assets, we contract with numerous farmers for the planting of our certified camelina seed, which is planted to produce camelina grain.

In North America, our principal focus has been on expanding production of camelina grain in Montana, Kansas and Colorado. We have also expanded grain production in Washington, Oregon, North Dakota, Nebraska, Oklahoma, and Idaho. This year we have commercial contracts in North America for more than 45,000 acres of camelina grain production. In comparison, the extreme drought in the western U.S. limited our 2022 camelina production to approximately 11,000 acres. To accelerate the expansion of our camelina business in the United States, we entered into a non-exclusive license with a global seed company to market, promote, and distribute up to 300,000 pounds of certified camelina seed through 2024.

In Argentina, we have launched camelina production with Louis Dreyfus Company and they have contracted with growers to plant more than 10,000 acres of our proprietary camelina varieties.

Our global headquarters for camelina breeding is located in Great Falls, Montana and supports additional breeding and agronomy centers in Kansas, Spain, and Argentina. These additional locations have enabled us to expand testing to over 60 sites spread across multiple continents.

Business and Industry Outlook
.

Our transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Bakersfield Renewable Fuels Refinery. Until such time as the Bakersfield Renewable Fuels Refinery is operational and is producing renewable fuel products, we expect that we will need to raise additional debt or equity financing to fund our
operations. There can be no assurances, however, that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company (see “Liquidity and Capital Resources” below).

Once the Bakersfield Renewable Fuels Refinery is fully operational, we intend to immediately commence with the production of renewable diesel. We believe that renewable diesel has a large addressable market. Because renewable diesel is a 100% replacement for petroleum-based diesel, the total addressable market includes the collective consumption of biodiesel, renewable diesel, and petroleum-based diesel. In aggregate, the United States transportation sector consumed 48 billion gallons of these fuels in 2021, with almost 4 billion gallons consumed in California alone. Canada will also represent an important market as it implements its own LCFS program.

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

Results of Operations

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Revenues.
Our Bakersfield Renewable Fuels Refinery is still under construction, and we do not expect to generate any revenue from our Bakersfield Renewable Fuels Refinery until the commencement of commercial operations at the refinery. Accordingly, we had no renewable fuel product revenues in the three months ended June 30, 2023 or June 30, 2022. Our revenues and cash flows consist of the sale of our certified camelina seeds to farmers for the production of either camelina seed or camelina grain and the sale of inventory that did not meet certain specifications and which sales generated revenues of $0.2 million in the three months ended June 30, 2023 compared to $0.8 million in the three months ended June 30, 2022.

General and Administrative Expenses and Facilities Expenses.
General and administrative expenses consist of expenses relating to our corporate overhead functions and operations. The majority of our general and administrative expenses are incurred in the operations of the Bakersfield Renewable Fuels Refinery. The Company has also increased activities in our upstream business. During the three month period ended June 30, 2023, our administrative expenses increased by $2.8 million from $10.3 million to $13.1 million as compared to the three month period ended June 30, 2022 due to higher personnel costs, share-based compensation, professional fees and transaction costs. Facilities expenses primarily consist of maintenance costs at the Bakersfield Renewable Fuels Refinery and expenses normally related to the operations of a refinery. During the three month period ended June 30, 2023, our facilities expenses increased by $3.8 million from $4.0 million to $7.8 million as compared to the three month period ended June 30, 2022 and was due primarily to an increase in utility costs, property taxes, supplies and outside services.

Other Income/Expense.
Other income/expense was $0.8 million of net income in the three months ended June 30, 2023 compared to $12.1 million of net income in the three months ended June 30, 2022. The decrease in income was due primarily to the change in fair value of outstanding Class B units of our subsidiary
BKRF HCB, LLC
. During the three months ended June 30, 2023, the change in fair value of the Class B Units was $2.2 million compared to $14.1 million in the three months ended June 30, 2022. This value was driven primarily by market and contractual changes that impact the future cash projection eligible for distribution, including but not limited to a change in interest rate, an acceleration of the maturity date and a delay in operations. The value of the Class B Units is expected to fluctuate based on various market conditions and refinery operational estimates and assumptions.

Interest Income/Expense.
During the three months ended June 30, 2023 and June 30, 2022, interest expense was $1.3 million and $0.8 million, respectively. We believe our interest expense will increase significantly in the future once the construction of our Bakersfield Renewable Fuels Refinery is completed. The construction period interest associated with the Senior Credit
Agreement and CTCI EPC

Agreement is capitalized as part of the cost of the refinery and therefore, does not impact our interest expense currently.

Net losses.
We incurred operating losses of $21.3 million and $14.5 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and a net loss of $20.4 million during the three months ended June 30, 2023, compared to a $2.4 million net loss during the three months ended June 30, 2022. Our operating loss increased primarily as a result of the increase in activity related to our retooling of the Bakersfield Renewable Fuels Refinery and increased activities in our upstream business. We expect to incur losses until our Bakersfield Renewable Fuels Refinery becomes commercially operational.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

Revenues.
We had no renewable fuel product revenues in the six months ended June 30, 2023 or June 30, 2022. Our revenues and cash flows consist of the sale our certified camelina seeds to farmers for the production of either camelina seed or camelina grain and the sale of inventory that did not meet certain specifications, which generated revenues of $1.6 million in the six months ended June 30, 2023 compared to $1.2 million in the six months ended June 30, 2022.

General and Administrative Expenses and Facilities Expenses
. General and administrative expenses consist of expenses relating to our corporate overhead functions and operations. The majority of our general and administrative expenses are incurred in the operations of the Bakersfield Renewable Fuels Refinery. During the six month period ended June 30, 2023, our administrative expenses increased by $5.8 million from $20.9 million to $26.7 million as compared to the six month period ended June 30, 2022 due to higher personnel costs, share-based compensation, professional fees and transaction costs. Facilities expenses primarily consist of maintenance costs at the Bakersfield Renewable Fuels Refinery and expenses normally related to the operations of a refinery. During the six month period ended June 30, 2023, our facilities expenses increased by $7.4 million from $8.0 million to $15.4 million as compared to the six month period ended June 30, 2022 and was due primarily to an increase in utility costs, property taxes, supplies and outside services.

Other Income/Expense.
Other income/expense was $1.9 million of net expense in the six months ended June 30, 2023 compared to $10.3 million of net income in the six months ended June 30, 2022. The increase in expense was due primarily to a decrease in the change in the fair value of the Class B units and a reduction in the change in the fair value of Warrant Commitment Liability. For the six months ended June 30, 2022, we recognized a gain of $4.5 million on the change in fair value of the Warrant Commitment Liability related to the issuance of the senior lender warrants, which commitment to issue these warrants occurred in the fourth quarter of 2021 and the commitment to issue these warrants were extinguished during 2022 when the warrants were actually issued. During the six months ended June 30, 2023, the change in fair value of the Class B Units was $0.4 million compared to $13.1 million in the six months ended June 30, 2022. This value was driven primarily by market and contractual changes that impact the future cash projection eligible for distribution, including but not limited to a change in interest rate, an acceleration of the maturity date and a delay in operations. The value of the Class B Units is expected to fluctuate based on various market conditions and refinery operational estimates and assumptions. In the six months ended June 30, 2022, a loss on the extinguishment of debt of $4.0 million was recognized in connection with Amendment No. 8 of the Senior Credit Facility with the current period having no comparable charge.

Interest Income/Expense.
During the six months ended June 30, 2023 and June 30, 2022, interest expense was $2.5 million and $2.2 million, respectively. We believe our interest expense will increase significantly in the future once the construction of our Bakersfield Renewable Fuels Refinery is completed. The construction period interest associated with the Senior Credit Agreement and CTCI EPC Agreement is capitalized as part of the cost of the refinery and therefore, does not impact our interest expense currently.

Net losses.
We incurred operating losses of $43.3 million and $29.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively, and a net loss of $45.1 million during the six months ended June 30, 2023, compared to a $19.6 million net loss during the six months ended June 30, 2022. Our operating loss increased primarily as a result of the increase in activity related to our retooling of the Bakersfield Renewable Fuels Refinery and increased activities in our upstream business. We expect to incur losses until our Bakersfield Renewable Fuels Refinery becomes commercially operational.
Liquidity and Capital Resources

General
. As of June 30, 2023 and December 31, 2022, we had approximately $3.9 million and $7.5 million of cash, respectively. Of these amounts, $1.7 million was restricted cash in each period and can only be spent on the Bakersfield Renewable Fuels Refinery. Of the restricted amounts, $0.7 and $0.1 million as of June 30, 2023 and December 31, 2022, respectively, is considered long-term and expected to be capitalized into the Bakersfield Renewable Fuels Refinery project. As of June 30, 2023 and December 31, 2022 we had negative working capital of $92.3 million and $70.3 million, respectively, which excludes the current amount of restricted cash of $1.0 million and $1.6 million at June 30, 2023 and December 31, 2022, respectively. Our Bakersfield Renewable Fuels Refinery is still under construction, and we do not expect to generate any revenue from our Bakersfield Renewable Fuels Refinery until the commencement of commercial operations at the refinery. We believe, based on the schedule provided to us by our lead contractor CTCI, and current work effort, that operations at the refinery will commence during the fourth quarter of 2023, however, there can be no assurance that operations will commence within this time period. In addition, we may incur additional costs as a result of the delays (See Note I - Commitments and Contingencies for more detail on additional costs). See
“Commercial Agreements”
below for an additional discussion regarding the operation date of the Bakersfield Renewable Fuels Refinery and our Offtake Agreement.

We estimate that we will require approximately $115 million beginning July 1, 2023 to fund completion of the Bakersfield Renewable Fuels Refinery and operations through August 14, 2024 and possibly an additional $40 million to fund the initial feedstock required for operations. In addition, under our Senior Credit Agreement, the Company is required to complete a $10 million capital raise by July 31, 2023, which was subsequently extended to August 31, 2023, and a second capital raise of $170 million by July 5, 2024 to refinance a portion of the senior debt, and may require $100 million for cash interest payments (if not otherwise permitted) related to the senior debt. Also, under the terms of the Series C Preferred Stock, the Company is required to pay a $6.4 million dividend payment for the quarter ended June 30, 2024
. We do not have any other credit or equity facilities available with financial institutions, stockholders, or third party investors, and as a result will be required to obtain additional debt or equity financing on a best-efforts basis. There is no assurance, however, that we can raise the capital necessary to fund our business plan on terms acceptable to us, or at all. Failure to raise the required capital will have a material and adverse effect on our operations and could cause us to curtail operations.
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
Sources of Liquidity
.
Our primary sources of liquidity consist of $2.2 million of unrestricted cash on hand and available borrowing under our Senior Credit Agreement. On January 30, 2023, the Company increased its borrowing capacity under its Senior Credit Agreement by $40 million. In May and June 2023, we reached agreements with our lenders of the Senior Credit Agreement to increase the borrowing capacity by an additional $14 million. Subsequent to June 30, 2023, we reached an agreement with our lenders for an incremental $110 million in borrowing capacity in the form of Tranche D loans, which may be increased to $140 million of total borrowing capacity upon the consent of the Required Lenders
 (as defined in the Senior Credit Agreement)
. Upon the effectiveness of Amendment No. 13 to the Senior Credit Agreement, $36 million was committed, including $7 million of new funding and $29 million converted from Tranche C. We have subsequently drawn $12.3million from Tranche D through August 14, 2023. The remaining, uncommitted availability under Tranche D will be made available to the Company at the sole discretion of the Required Lenders. We have incurred net losses of $45.1 million for the six months ended June 30, 2023 and $54.1 million during the year ended December 31, 2022, and as of June 30, 2023, we had an accumulated deficit of $216.8 million.

Senior Credit Agreement
. As of June 30, 2023, we have borrowed $448.6 million under our Senior Credit Agreement. Proceeds from the Senior Credit Agreement have been and will continue to be used to fund the pre-operational expenses and the capital costs of the Bakersfield Renewable Fuels Refinery.

In connection with the January 30, 2023 amendment described above, the lenders agreed to a series of Tranche C Commitments under the Senior Credit Agreement in an amount of up to $40 million, which will be available to be drawn through June 30, 2023. In addition, the amendment provided for (i) an increase in the underlying interest rate on the loans following the effective date of the amendment from 12.5% to 15%, (ii) the ability to pay interest in kind (in lieu of a cash payment) for the periods ending March 31, 2023 and June 30, 2023, (iii) a change in the maturity date to December 31, 2025, (iv) an agreement to raise at least $10 million in new capital by March 31, 2023, and $100 million by April 1, 2024, and (v) certain governance rights, including certain limited rights for the Administrative Agent to put forth nominees to the Board of Directors of the Company. The requirement to raise at least $10 million in new capital was subsequently extended to August 31, 2023. The $100 million of new capital was subsequently increased to $170 million of new capital to be raised by July 5, 2024 in connection with Amendment No. 13 to the Senior Credit Agreement.

On May 19, 2023, the Company entered into Amendment No. 11 to the Senior Credit Agreement whereby the Senior Lenders agreed to increase the Tranche C Commitments from $40 million to $47 million. On June 21, 2023, the Company entered into Amendment No. 12 to the Senior Credit Agreement which provides for, among other things, an incremental $7 million increase to Tranche C for a total commitment of $54 million.
On July 5, 2023, the Company entered into Amendment No. 13 to the Senior Credit Agreement that provides for, among other things, a new $110 million Tranche D term loan facility, which may be increased up to $140 million upon the consent of the Required Lenders (as defined within Amendment No. 13). At close of Amendment No. 13, $36 million was committed, including $7 million of new funding and $29 million converted from Tranche C. The remaining, uncommitted availability under Tranche D will be made available to the Company at the sole discretion of the Required Lenders. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent until September 30, 2023.

The Senior Credit Agreement contains certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Senior Credit Agreement, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. The Senior Credit Agreement also provides for events of default upon the termination of certain agreements relating to the
Bakersfield Renewable Fuels Refinery
, including the Offtake Agreement, subject to the conditions described in the Senior Credit Agreement.

Short Term Commitments
. Our financial commitments during the next twelve months includes a fixed payment obligation that arose from the settlement of a derivative contract that we amended on April 20, 2020, which required us to pay $20.2 million beginning in May 2022 from the cash generated by the refinery’s operations. Since the Bakersfield Renewable Fuels Refinery was not
commercially
operational for us to make payments from refinery operations, we amended the agreement in May 2022 and again in February 2023. Effective February 27, 2023, our fixed payment obligation was amended whereby we will begin making payments in September 2023 with the first payment of $1.2 million and escalating monthly with the final payment of $6 million scheduled for March 2024. The total amount of the payments is $26.4 million.
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
Commercial Agreements
. Our transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Bakersfield Renewable Fuels Refinery. Our primary offtake arrangement is the Offtake Agreement, which provides for the purchase by ExxonMobil of a minimum of 135 million gallons per year of renewable diesel from the Bakersfield Renewable Fuels Refinery for a period of 66 months following the date that the Bakersfield Renewable Fuels Refinery commences operations, and 67.5 million gallons of renewable diesel for the final six month period of the initial term (for a total of 742.5 million gallons during the 66 month initial term). The price of the renewable diesel to be sold under the Offtake Agreement is based on a combination of a fixed price and a variable price. We have also entered into a Term Purchase Agreement (“TPA”) with ExxonMobil under which ExxonMobil has the right to purchase the additional renewable diesel that is not sold to ExxonMobil under the Offtake Agreement. On February 28, 2023, we received notice from ExxonMobil that effective July 1, 2023, ExxonMobil irrevocably terminates the Offtake Agreement without further action upon the failure of the Company’s renewable diesel facility to commence operations by the Start Date. Termination of the Offtake Agreement would also result in a termination of the TPA. On March 5, 2023, the Company notified ExxonMobil that its purported termination of the Offtake Agreement is ineffective under the terms of the Offtake Agreement, and the Company reserves and will enforce all its rights under the Offtake Agreement including without limitation those rights that automatically extend the Start Date. On May 15, 2023, the Company further advised EMOC that force majeure had occurred at the Bakersfield Renewable Fuels Refinery, as a result of which the start date under the Offtake Agreement was automatically extended pursuant to the terms of the Offtake Agreement until November 30, 2023, at the earliest. The Company also advised EMOC that if it did not withdraw its prior putative “irrevocable” termination of the POA, the Company would seek to initiate arbitration proceedings to recover for damages incurred by the Company as a result of EMOC’s wrongful termination. On May 19, 2023, EMOC notified the Company that it was terminating the Offtake Agreement effective as of that date as a result of EMOC’s views that the force majeure events described in the Company’s May 15, 2023 letter had existed for 365 consecutive days or more – a contention that the Company vigorously denies. On May 21, 2023, the Company notified EMOC that it rejects its latest putative attempt to terminate the Offtake Agreement, disagrees with EMOC’s interpretation of the Offtake Agreement, and believes that its force majeure claims are valid and enforceable under the POA. If the Start Date is extended under the Offtake Agreement and the Bakersfield Renewable Fuels Refinery commences operations prior to such extended Start Date, we believe that the parties’ obligations under the Offtake Agreement will not be terminated. If the Offtake Agreement is terminated, the Company will have to enter into alternative arrangements with third parties. The termination of the Offtake Agreement may also result in an event of default under our Senior Credit Agreement.

Inflation
. During the fiscal year ended December 31, 2022 and continuing into the six months ended June 30, 2023, we have experienced increases in prices of products, services and the costs of inputs used in our operations (such as the cost of natural gas, utilities, transportation and labor) throughout our organization. These increases could have a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K promulgated by the SEC under the U.S. Securities Act of 1933, as amended, we are not required to provide the information required by this Item 3.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses in our internal controls over financial reporting (“ICFR”) as described under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2022. Management is monitoring the implementation of the remediation plan as described below and in the Annual Report.

Management’s Plan for Remediation of Material Weaknesses

The Company is in the process of taking, plans to take, or has completed the following actions, and continues to be engaged in, making necessary changes and improvements to its internal control system to address the material weaknesses in ICFR. These actions include the following:
•	The Company has hired additional financial personnel and continues the process of hiring additional financial and accounting personnel who are experienced in U.S. GAAP financial reporting.
•
The Company has implemented new controls and is implementing more robust financial reporting, accounting and management controls over its accounting and financial reporting functions at all of its facilities.

•
The Company has engaged independent consultants to assist the Company in improving its internal control over financial reporting, as well to assist with technical accounting matters. The Company is actively working through control reviews and implementation with plans to have key controls in place by the end of 2023.

•	The Company is in the process of mapping our accounting processes to control objectives.
Changes in Internal Control Over Financial Reporting

T
here were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION

Item 1. Legal Proceedings
The information required with respect to this item can be found under “Note I - Commitments and Contingencies - Legal” to our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q and is incorporated by reference into this Item 1.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

 In connection with Amendment No. 12 of the Senior Credit Agreement, we agreed to issue warrants to our senior lenders to purchase up to 1,500,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share. The securities were offered and sold by us in a transaction not involving a public offering and in compliance with exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, as they were offered and sold to qualified institutional investors and accredited investors only, without a view to distribution, and not by means of any general solicitation or advertisement

Item 3. Defaults upon Senior Securities

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

10.1
Amendment No. 11 to Credit Agreement, dated as of May 19, 2023, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023)

10.2	Form of Lender Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2023)

10.3
Registration Rights Agreement Amendment, dated as of May 19, 2023, by and among Global Clean Energy Holdings, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 24, 2023)

10.4
Amendment No. 12 to Credit Agreement, dated as of June 21, 2023, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein*

10.5	Registration Rights Agreement Amendment, dated as of June 21, 2023, by Global Clean Energy Holdings, Inc., and the lenders party thereto*

10.6	Form of Lender Warrant (Amendment No. 12 to Credit Agreement)*

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File formatted as Inline XBRL and included in Exhibit 101

* Filed herewith.
** Furnished herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: August 14, 2023	By:	/s/ Richard Palmer
Richard Palmer Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Nikhil Vasa
Nikhil Vasa Executive Vice President and Chief Financial Officer (Principal Financial Officer)

-35-