Form 10-Q
period 2023-09-30
Global Clean Energy Holdings, Inc.
filed 2023-11-14
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒
 N
o
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
☐
No
☒

The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of
November 9, 2023
 was
49,982,345
.

P
art I. FINANCIAL INFORMATION
I
tem 1: Financial Statements

GLOBAL CLEAN ENERGY HOLDINGS, INC., AND SUBSIDIARIES
C
ONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,821,007	$5,776,731
Accounts receivable, net	766,548	732,095
Restricted cash	1,943,385	1,584,959
Inventories, net	5,775,906	7,383,343
Prepaid expenses and other current assets	2,698,292	1,413,207
Total Current Assets	14,005,138	16,890,335

Restricted cash, net of current portion	-	102,255
Operating lease right-of-use-assets	4,007,063	5,332,110
Intangible assets, net	9,892,831	11,524,333
Goodwill	9,971,488	9,470,699
Other long- term assets	4,732,348	597,242
Contract asset - related party	15,618,495	15,618,495
Property, plant and equipment, net	752,277,394	648,532,827

TOTAL ASSETS	$810,504,757	$708,068,296

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$19,338,674	$7,404,276
Accrued liabilities	39,424,526	27,718,259
Current portion of operating lease obligations	1,952,165	1,897,303
Current portion of EPC deferred payment	47,738,981	35,748,779
Notes payable including current portion of long-term debt, net	181,417,368	11,792,105
Convertible notes payable	-	1,000,000
Total Current Liabilities	289,871,714	85,560,722

LONG-TERM LIABILITIES
Operating lease obligations, net of current portion	1,977,000	3,090,002
Mandatorily redeemable equity instruments of subsidiary, at fair value (Class B Units)	5,421,000	12,007,000
EPC deferred payment, net of current portion	75,018,371	92,949,558
Long-term debt, net	150,000	12,248,752
Senior Credit Agreement, net	377,151,388	401,239,399
Asset retirement obligations, net of current portion	12,601,811	18,255,155
Environmental liabilities, net of current portion	16,467,490	16,018,650
Deferred tax liabilities	953,810	1,261,624
Other long-term liabilities	893,559	-
TOTAL LIABILITIES	780,506,143	642,630,862

Commitments and contingencies (Note I)

Series C 15.00% preferred stock - 50,000,000 shares authorized; 145,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	125,879,530	93,645,430

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,982,345 shares issued and outstanding at September 30, 2023 and 42,347,599 shares issued and 42,344,827 shares outstanding, at December 31, 2022	499,823	423,476
Additional paid-in capital	115,675,547	122,632,584
Accumulated other comprehensive income (loss)	(780,954)	72,514
Accumulated deficit	(231,711,352)	(171,756,655)
Treasury stock, at cost, 0 shares at September 30, 2023 and 2,772 shares at December 31, 2022	-	(15,935)
Total stockholders' deficit attributable to Global Clean Energy Holdings, Inc.	(116,316,936)	(48,644,016)
Non-controlling interests	20,436,020	20,436,020
Total Stockholders' Deficit	(95,880,916)	(28,207,996)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$810,504,757	$708,068,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC.,
AND
SUBSIDIARIES
C
ONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Revenue	$1,876,727	$924,993	$3,441,542	$2,116,871
Cost of goods sold	2,964,658	671,373	4,531,175	1,463,786
Gross Profit (Loss)	(1,087,931)	253,620	(1,089,633)	653,085

Operating Expenses
General and administrative expense	11,097,066	8,306,115	37,809,944	29,929,458
Facilities expense	7,404,351	3,898,433	22,805,699	11,130,877
Depreciation expense	65,744	225,335	628,894	1,018,867
Amortization expense	206,781	338,373	820,766	1,014,466
Total Operating Expenses	18,773,942	12,768,256	62,065,303	43,093,668

OPERATING LOSS	(19,861,873)	(12,514,636)	(63,154,936)	(42,440,583)

OTHER INCOME (EXPENSE)
Interest expense, net	(684,466)	(765,232)	(3,183,116)	(2,938,762)
Loss on extinguishment of debt	-	-	-	(3,972,568)
Other income (expense)	(7,559)	1,266,789	167,324	80,761
Change in fair value of Class B Units	6,179,000	(3,295,086)	6,586,000	9,812,689
Change in fair value of Warrant Commitment Liability	-	-	-	4,515,307
Loss before income taxes	(14,374,898)	(15,308,165)	(59,584,728)	(34,943,156)
Income tax benefit (expense)	(490,677)	(6,270)	(369,969)	69,342
NET LOSS	$(14,865,575)	$(15,314,435)	$(59,954,697)	$(34,873,814)

BASIC NET LOSS PER COMMON SHARE	$(0.32)	$(0.36)	$(1.36)	$(0.83)
DILUTED NET LOSS PER COMMON SHARE	$(0.32)	$(0.36)	$(1.36)	$(0.83)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	47,181,208	42,323,933	43,979,203	42,267,543
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	47,181,208	42,323,933	43,979,203	42,267,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC., AND SUBSIDIARIES
C
ONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(14,865,575)	$(15,314,435)	$(59,954,697)	$(34,873,814)
Other comprehensive gain (loss):
Foreign currency translation adjustments	(839,367)	155,526	(853,468)	169,817
Comprehensive loss	$(15,704,942)	$(15,158,909)	$(60,808,165)	$(34,703,997)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC., AND SUBSIDIARIES
C
ONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Treasury Stock	Non - controlling Interests	Total
Beginning Balance at December 31, 2021	$420,134	$51,142,220	$-	$(117,647,947)	-	$5,468,900	$(60,616,693)
Share-based compensation from issuance of options and compensation-based warrants	-	312,166	-	-	-	-	312,166
Exercise of stock options	2,105	75,795	-	-	-	-	77,900
Accretion of 15.00% Series C preferred shares	-	(2,664,462)	-	-	-	-	(2,664,462)
Issuance of warrants	-	68,394,561	-	-	-	-	68,394,561
Issuance of warrants in subsidiary	-	-	-	-	-	4,552,911	4,552,911
Deemed contribution in connection with issuance of preferred stock to certain Senior Lenders	-	9,942,069	-	-	-	-	9,942,069
Foreign currency translation adjustment	-	-	(2,327)	-	-	-	(2,327)
Net loss	-	-	-	(17,158,596)	-	-	(17,158,596)
Ending Balance at March 31, 2022	$422,239	$127,202,349	$(2,327)	$(134,806,543)	$-	$10,021,811	$2,837,529
Share-based compensation from issuance of options and compensation-based warrants	-	495,984	-	-	-	-	495,984
Exercise of stock options	1,000	47,350	-	-	-	-	48,350
Accretion of 15.00% Series C preferred shares	-	(6,808,574)	-	-	-	-	(6,808,574)
Foreign currency translation adjustment	-	-	16,618	-	-	-	16,618
Net loss	-	-	-	(2,400,783)	-	-	(2,400,783)
Ending Balance at June 30, 2022	$423,239	$120,937,109	$14,291	$(137,207,326)	$-	$10,021,811	$(5,810,876)
Share-based compensation from issuance of options and compensation-based warrants	-	737,141	-	-	-	-	737,141
Issuance of warrants	-	14,309,472	-	-	-	-	14,309,472
Revaluation of warrants		1,626,918					1,626,918
Revaluation of warrants in subsidiary	-	-	-	-	-	10,414,209	10,414,209
Accretion of 15.00% Series C preferred shares	-	(7,543,301)	-	-	-	-	(7,543,301)
Foreign currency translation adjustment	-	-	155,526	-	-	-	155,526
Net loss	-	-	-	(15,314,435)	-	-	(15,314,435)
Ending Balance at September 30, 2022	$423,239	$130,067,339	$169,817	$(152,521,761)	$-	$20,436,020	$(1,425,346)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited) - (Continued)

	Common Stock	Additional Paid in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Treasury Stock	Non - controlling Interests	Total
Beginning Balance at December 31, 2022	$423,476	$122,632,584	$72,514	$(171,756,655)	(15,935)	$20,436,020	$(28,207,996)
Share-based compensation from issuance of options and compensation-based warrants	-	613,260	-	-	-	-	613,260
Exercise of stock options	52	4,543	-	-	-	-	4,595
Accretion of 15.00% Series C preferred shares	-	(8,879,091)	-	-	-	-	(8,879,091)
Issuance of warrants	-	8,607,266	-	-	-	-	8,607,266
Foreign currency translation adjustment	-	-	11,364	-	-	-	11,364
Net loss	-	-	-	(24,643,134)	-	-	(24,643,134)
Ending Balance at March 31, 2023	$423,528	$122,978,562	$83,878	$(196,399,789)	$(15,935)	$20,436,020	$(52,493,736)
Share-based compensation from issuance of options and compensation-based warrants	-	735,533	-	-	-	-	735,533
Exercise of stock options	500	4,000	-	-	-	-	4,500
Accretion of 15.00% Series C preferred shares	-	(11,852,649)	-	-	-	-	(11,852,649)
Issuance of warrants	-	9,882,205	-	-	-	-	9,882,205
Foreign currency translation adjustment	-	-	(25,465)	-	-	-	(25,465)
Net loss	-	-	-	(20,445,988)	-	-	(20,445,988)
Ending Balance at June 30, 2023	$424,028	$121,747,651	$58,413	$(216,845,777)	$(15,935)	$20,436,020	$(74,195,600)
Share-based compensation from issuance of options and compensation-based warrants	-	715,094	-	-	-	-	715,094
Conversion of note payable to common shares	75,795	1,075,946	-	-	15,935	-	1,167,676
Accretion of 15.00% Series C preferred shares	-	(11,502,360)	-	-	-	-	(11,502,360)
Issuance of warrants	-	3,639,216	-	-	-	-	3,639,216
Foreign currency translation adjustment	-	-	(839,367)	-	-	-	(839,367)
Net loss	-	-	-	(14,865,575)	-	-	(14,865,575)
Ending Balance at September 30, 2023	$499,823	$115,675,547	$(780,954)	$(231,711,352)	$-	$20,436,020	$(95,880,916)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC., AND SUBSIDIARIES
C
ONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2023	2022
Operating Activities
Net Loss	$(59,954,697)	$(34,873,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,063,887	1,545,291
Loss on lower of cost or net realizable value adjustment on inventories	713,563	318,874
Depreciation and amortization	1,449,660	2,033,333
Accretion of asset retirement obligations	598,554	687,135
Change in fair value of Class B units	(6,586,000)	(9,812,689)
Change in fair value of Warrant Commitment Liability	-	(4,515,307)
Gain on loan forgiveness	-	600,560
Amortization of debt discount	2,880,275	2,119,765
Loss on extinguishment of debt	-	3,972,568
Deferred tax benefit	(307,814)	-
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(34,453)	(379,223)
Inventories	893,874	(1,638,942)
Prepaid expenses and other current assets	(1,638,030)	(9,869)
Other assets	(4,135,106)	16,719
Accounts payable	12,256,191	1,009,406
Accrued liabilities	4,358,955	576,533
Asset retirement obligations	(10,385)	(262,494)
Environmental liabilities	(404,882)	(357,964)
Operating lease obligations	(54,885)	(547,878)
Net Cash Used in Operating Activities	(47,911,293)	(39,517,996)
Investing Activities:
Cash paid for intangible assets	(21,948)	(38,375)
Cash paid for property, plant, and equipment	(43,024,550)	(130,085,546)
Proceeds from government grant	1,119,410	-
Net Cash Used in Investing Activities	(41,927,088)	(130,123,921)
Financing Activities:
Proceeds received from exercise of stock options	9,095	126,250
Proceeds received from the sale of preferred stock including deemed contribution from certain Senior Lenders and common stock warrants	-	145,000,000
Payments of offering costs on preferred stock and warrants	-	(8,455,621)
Payments on notes payable and long-term debt	(4,630,994)	(4,211,539)
Payments on Bridge Loan	-	(20,000,000)
Borrowings on Bridge Loan	-	7,950,237
Borrowings on other notes	5,184,800	2,653,289
Borrowings on Senior Credit Agreement	87,097,500	30,000,000
Net Cash Provided by Financing Activities	87,660,401	153,062,616

Effect of foreign currency exchange rate changes on cash	(521,573)	-
Net Change in Cash, Cash Equivalents and Restricted Cash	(2,699,553)	(16,579,301)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	7,463,945	23,421,894
Cash, Cash Equivalents and Restricted Cash at End of Period	$4,764,392	$6,842,593

Supplemental Disclosures of Cash Flow Information
Cash Paid for Interest	$103,685	$16,329,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Non-cash Investing and Financing Activities

	For the nine months ended September 30,
	2023	2022
Supplemental Disclosures of Non-cash Investing and Financing Activities

Debt discount related to Class B units issued to certain Senior Lenders	-	3,043,000
Debt discount related to warrants issued to certain Senior Lenders	22,128,687	10,732,104
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	-	3,956,556
Lease modification due to change from finance lease to operating lease	-	1,397,904
Issued and modified warrants for revenue contract modification (see Note I)	-	15,618,495
Settlement of Warrant Commitment Liability through issuance of warrants	-	14,699,834
In-kind interest added to principal balance of Senior Credit Agreement	55,299,074	17,890,556
Amounts included in accounts payable and accrued liabilities for purchases of property, plant, and equipment	5,626,274	125,808,215
Capitalized interest included in property, plant, and equipment	73,407,643	38,011,745
Conversion of note payable and associated accrued interest to common shares	1,167,676	-
Proceeds to be received from government grant associated with property, plant and equipment	438,182	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 8-03. Operating results for the three months and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023, or any future periods.

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

NOTE B - LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss applicable to its common stockholders of $60.0 million during the nine months ended September 30, 2023, and had an accumulated deficit of $231.7 million at September 30, 2023. At September 30, 2023, the Company had working capital deficit of $275.9 million and a stockholders’ deficit of $95.9 million. Our Bakersfield Renewable Fuels Refinery is still under construction, and we do not expect to generate any revenue from our Bakersfield Renewable Fuels Refinery until the commencement of commercial operations at the refinery.

Various scheduling issues experienced to date with CTCI Americas, Inc., a Texas corporation (“CTCI”), our lead contractor, and other factors beyond our control have delayed the completion of the project. Such factors have included, by way of example, poor planning and execution by the engineering, procurement and construction contractors for the project, the impact of the COVID-19 pandemic, unavailability of skilled labor, material shortages and other matters. Delays to engineering activities have resulted from, among other things, inadequate engineering staffing, and the failure or inability to progress engineering in a timely, efficient, and collaborative manner. The project has also experienced engineering, procurement and construction issues with our contractors, including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We also experienced inefficiencies and delays from contracted engineering and specialty firms due to the unavailability of skilled labor, delays in contractors performing required material fabrication, labor inefficiencies, productivity issues, material shortages, supply chain disruption, and transportation delays. The project has experienced such delays despite steps taken by us to mitigate such delays. We have executed a change order with our lead contractor, CTCI, to accelerate the completion of the project, although further delays beyond estimated timelines, or unexpected construction costs including any unfavorable negotiation of change order claims, could increase the cost of completion beyond our budgeted costs. Based on the schedule provided to us by our lead contractor CTCI, and current work effort, we believe that the Bakersfield Renewable Fuels Refinery will commence initial operations during the fourth quarter of 2023, however, there can be no assurance that operations will commence within this time period (See Note I - Commitments and Contingencies - Legal).

In addition, ExxonMobil Renewables LLC (“Exxon”), in its capacity as a preferred stockholder of the Company, filed a complaint against the Company in the Court of Chancery of the State of Delaware to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law in relation to alleged wrongdoing by the Company’s management (“Section 220 Demand”). The Company and Exxon have jointly filed a stipulation with the court on an agreed scope of voluntary document production by the Company. While we deny the allegations described in the complaint, it is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 Demand. The Section 220 Demand and the potential risk of additional stockholder suits has created additional uncertainties around our ability to successfully obtain third party financing required to complete the Bakersfield Renewable Fuels Refinery and other commercial financing for working capital needs.

In addition, on May 19, 2023, ExxonMobil Oil Corporation (“EMOC”) notified the Company that it was terminating the Product Offtake Agreement (the “Offtake Agreement” or “POA”) effective as of that date as a result of EMOC’s views that the force majeure events described in the Company’s May
15, 2023
letter to EMOC had existed for 365 consecutive days or more - a contention that the Company vigorously denies. On May 21, 2023, the Company notified EMOC that it rejects its latest putative attempt to terminate the POA, disagrees with EMOC’s interpretation of the POA, and believes that its force majeure claims are valid and enforceable under the POA (See Note I - Commitments and Contingencies - Legal for further information).

The start date under the POA is June 30, 2023 (the “Start Date”), which may be extended under the terms of the POA upon the occurrence of a force majeure event. The Company believes, and notified EMOC on May 15, 2023, that a force majeure event had occurred, and the Start Date has been automatically extended pursuant to the terms of the POA until November 30, 2023, at the earliest. If the Start Date is extended under the Offtake Agreement and the Bakersfield Renewable Fuels Refinery commences operations prior to such extended Start Date, we believe that the parties’ obligations under the Offtake Agreement will not be terminated as indicated by EMOC. Notwithstanding, EMOC’s purported termination of the POA has created a condition that raises an uncertainty as to the POA and renewable diesel revenues to be received pursuant to the POA. Termination of the POA may result in an Event of Default under our $484.7 million secured term loan agreement (the “Senior Credit Agreement”).

As of September 30, 2023, the Company’s primary source of liquidity is cash on hand and available borrowings under its Senior Credit Agreement. The Company estimates that it will require the following cash inflows to meet its obligations through November 1
3
, 2024:

•	$84 million to fund the completion of the Bakersfield Renewable Fuels Refinery and for other operational requirements, and
•	$40 million to fund the initial feedstock required for operations.

In addition, under the Senior Credit Agreement, the Company is required to raise $10 million by November 30, 2023 and an additional $170 million by July 5, 2024 to refinance a portion of the senior debt, and may require $99.5 million for cash interest payments (if not otherwise permitted) related to the senior debt.
The Senior Credit Agreement also requires that we maintain a debt balance of not more than $470 million on an after June 30, 2024, and $370 million on an after June 30, 2025, and if proceeds from the required capital raises or cash from operations are insufficient to pay down the senior debt to achieve these debt balances, we may be required to undertake additional financings.
Also, under the terms of the Series C Preferred Stock, the Company will be
required to pay dividend payments of $14.9 million through September 30, 2024.

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
$484.7 million
Senior Credit Agreement. The purpose of this facility is to provide cash to BKRF to facilitate the construction of the refinery.

On July 5, 2023, the Company entered into Amendment No. 13 to the Senior Credit Agreement that provides for, among other things, a new $110 million Tranche D term loan facility, which may be increased up to $140 million upon the consent of the Required Lenders (as defined within Amendment No. 13). As of the effective date of Amendment No. 13, $36 million of loans were committed, including $7 million of new funding and $29 million converted from Tranche C. As of November 13, 2023,
$84.6 million
is outstanding under Tranche D of the Senior Agreement. The remaining, uncommitted availability under Tranche D will be made available to the Company at the sole discretion of the Required Lenders. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent until November 30, 2023. The Company is required to complete a $10 million capital raise by July 31, 2023, which was subsequently extended to November 30, 2023, and a second $170 million capital raise by July 5, 2024 (See Note I - Commitments and Contingencies for further information).

Sales Agreements

Our primary offtake arrangement for our renewable diesel produced at the Bakersfield Renewable Fuels Refinery is the POA with Exxon. Exxon purportedly terminated the POA on May 19, 2023. While we have reserved and will enforce all of our rights under the POA, including without limitation those rights that automatically extend the Start Date, the termination of the POA will result in termination of our Term Purchase Agreement (“TPA”) with Exxon. If the termination of the POA and resultant termination of the TPA are effective, then the Company will need to enter into alternative offtake arrangements with third parties (See Note I - Commitments and Contingencies - Legal for further information).

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents; Concentration of Credit Risk

The Company considers all highly liquid investments in money market accounts with an original maturity of three months or less from date of purchase to be cash equivalents. The Company maintains cash and cash equivalents at high-quality financial institutions. However, deposits exceed the federally insured limits. At September 30, 2023, the Company had approximately $3.4 million in uninsured cash.

Inventories

Inventories currently consist of camelina
seeds, grain, meal, and oil. Inventories are valued at the lower of cost or net realizable value. Cost is determined based on standard cost. The Company recognized a loss of $0.7 million and no loss for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively, due to inventories being adjusted to the lower of cost or net realizable value.

Long-lived Assets

In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three and nine months ended September 30, 2023 and 2022, there were no impairment losses recognized on long-lived assets.

Goodwill and Indefinite Lived Assets

The Company’s indefinite lived assets consist of goodwill and trade names. Goodwill represents the excess of the fair value of consideration over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of acquisition and is not amortized, but tested annually for impairment. Note that goodwill is adjusted for the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive loss. Other indefinite lived assets were separately identified intangible assets apart from goodwill and are subject to amortization. Amortization expense for intangible assets was approximately $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Financing and Debt Issuance Costs

Financing costs were incurred as a result of the Company’s various debt facilities and are presented as a reduction of the carrying amount of outstanding debt (also referred to as a debt discount). Debt discounts incurred by the Company primarily included consideration given directly to the Senior Lenders under the Senior Credit Agreement, which are amortized using the effective interest method and are included as a component of interest expense over the contractual term of the underlying debt. Debt issuance costs include various incremental fees paid to third parties, other than the lender, in connection with the issuance of debt. Debt issuance costs are also presented as a reduction of the carrying amount of debt and are also amortized using the effective interest method. The Company has elected to classify unamortized debt discount and debt issuance costs net of long-term maturities of the respective debt obligations, unless the total debt obligation matures within the next twelve months, which then the remaining unamortized amount would be classified net of current maturities of the respective debt obligations.

Accrued Liabilities

As of September 30, 2023 and December 31, 2022, accrued liabilities consists of:

	As of September 30, 2023	As of December 31, 2022
Accrued compensation and related liabilities	$6,405,330	$6,377,251
Accrued interest payable	12,994,762	4,744,937
Accrued construction costs	-	4,551,839
Other accrued liabilities	4,454,079	4,841,668
Current portion of asset retirement obligations	9,090,513	2,849,000
Current portion of environmental liabilities	3,499,842	4,353,564
Deferred revenue	2,980,000	-
	$39,424,526	$27,718,259

Contract Asset

In exchange for the August 5, 2022 amendments to the POA and the TPA, the Company provided consideration to Exxon, in the form of warrants, which was capitalized as a contract asset and will be amortized over the life of the contracts on a per gallon basis as the underlying product, renewable diesel, is produced and sold under the contracts. The construction for the Bakersfield Renewable Fuels Refinery is not yet completed. Accordingly, the Company has not recognized amortization associated with the contract asset. The Company evaluates the contract asset for impairment each reporting period. During the three and nine months ended September 30, 2023 and 2022, there were no impairment losses recognized related to the contract asset.

Research and Development

Research and development costs are charged to operating expenses when incurred, which were approximately
$1.2 million for both the three and nine months ended September 30, 2023
. Research
and
development costs were nominal for both the three and nine months ended September 30,
2022.

Fair Value Measurements and Fair Value of Financial Instruments

As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company's financial instruments that are not reported at fair value in the accompanying condensed consolidated balance sheets, including cash, cash equivalents, and restricted cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to their short-term nature. At December 31, 2022, the carrying amount of the Company's convertible note payable to one of its executive officers, which is a financial instrument that is not reported at fair value in the accompanying condensed consolidated balance sheets, approximates its fair value due to the recent amendments that reflect current market conditions. As of September 30, 2023, the convertible note payable had been converted to common stock (See Note E - Debt). The Class B Units, issued by BKRF HCB, LLC, are reported at fair value. The Senior Credit Agreement is a long-term fixed rate debt instrument that has a carrying amount that is approximately at fair value based on recent amendments and a comparison of recently completed market transactions.

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

Level 3— Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following is the recorded fair value of the Class B Units as of September 30, 2023:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$5,421,000	$5,421,000	$-	$-	$5,421,000

 The following is the recorded fair value of the Class B Units as of December 31, 2022:

	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$12,007,000	$12,007,000	$-	$-	$12,007,000

The following presents changes in the Class B Units for the three and nine months ending September 30, 2023:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Beginning Balance	$11,600,000	$12,007,000
Change in fair value recognized in earnings	(6,179,000)	(6,586,000)
Ending Balance	$5,421,000	$5,421,000

The following presents changes in the Class B Units for the three and nine months ending September 30, 2022:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Beginning Balance	$8,520,914	$21,628,689
New unit issuances	3,043,000	3,043,000
Change in fair value recognized in earnings	3,295,086	(9,812,689)
Ending Balance	$14,859,000	$14,859,000

Government Grants

The Company is the primary contractor to a grant award from the United States Department of Agriculture (“USDA”) whereby certain costs incurred by the Company are reimbursed by the USDA. The Company accounts for the USDA grant under a government grant model. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740. The Company’s accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant. Government grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a reduction to such asset’s cost basis, which reduces future depreciation. Other government grants not related to long-lived assets are considered income-based grants, which are initially recognized as “Government grants receivable” and are also recognized as a reduction to the related cost of activities that generated the benefit. Proceeds received from asset-based grants are presented as cash inflows from investing activities on the consolidated statements of cash flows, whereas proceeds received from income-based grants are presented as cash inflows from operating activities.

The Company generally accounts for the USDA grant as an income-based grant, however, there is also an asset-based component of the USDA grant where the Company will acquire long-lived assets that have alternative future use to the company with a useful life greater than one year.

Translation and Remeasurement

GCEH present our condensed consolidated financial statements in U.S. dollars as the Company’s reporting currency. As a result, the Company translates the assets, liabilities, revenues and expenses of all our operation into U.S. dollars at applicable exchange rates. Generally, our foreign subsidiaries use the local currency as their functional currency, except those that have been designated a highly inflationary economy under U.S. GAAP. Changes in the carrying of assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of AOCI. Income statement accounts are translated using the monthly average exchange rates during the year. If it is determined to be a hyperinflationary currency, then in accordance with U.S. GAAP, local subsidiaries in hyperinflationary economies are required to use the reporting currency as their functional currency and remeasure the monetary assets and liabilities as if the functional currency were the reporting currency, U.S. dollars. All exchange gains and losses resulting from remeasurement are recognized currently in other income (loss), net in the consolidated statements of operations. The Company’s newly commenced operations in Argentina carry this hyperinflationary designation. The hyperinflationary conditions did not have a material impact on the Company’s business during the three and nine months ended September 30, 2023.

Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include (a) valuation of common stock, warrants, and stock options, (b) estimated useful lives of equipment and intangible assets, (c) the estimated costs to remediate or clean-up the refinery site, and the inflation rate, credit-adjusted risk-free rate and timing of payments to calculate the asset retirement obligations, (d) the estimated costs to remediate or clean-up identified environmental liabilities, and (e) the estimated future cash flows, which are adjusted for current market conditions and various operational revisions, and the various metrics required to establish a reasonable estimate of the value of the Class B Units issued to certain of the Company’s
Senior Lenders
under the Senior Credit Agreement. It is reasonably possible that the significant estimates used will change within the next year.

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

The following tables present instruments that were potentially dilutive for the three and nine months ended September 30, 2023 and 2022 that were excluded from diluted earnings per share as they would have been anti-dilutive:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Stock options and warrants	74,503,336	75,265,442

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Convertible notes and accrued interest	7,600,257	7,600,257
Stock options and warrants	52,726,566	42,683,424

Subsequent Events

The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s condensed consolidated financial statements or require disclosure in the notes to the condensed consolidated financial statements through the date of issuance of the financial statements. Where applicable, the notes to these condensed consolidated financial statements have been updated to discuss all significant subsequent events which have occurred. See Note J - Subsequent Events, for a description of events occurring subsequent to September 30, 2023 not included elsewhere in these condensed consolidated financial statements.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Land	$7,855,872	$7,855,872
Office equipment	1,851,401	2,047,549
Buildings	2,684,402	2,684,402
Refinery and industrial equipment	88,575,526	88,057,913
Transportation equipment	468,587	468,587
Construction in process	483,590,373	452,735,198
Construction period interest	169,203,447	95,795,804
Total cost	$754,229,608	$649,645,325
Less accumulated depreciation	(1,952,214)	(1,112,498)
Property, plant and equipment, net	$752,277,394	$648,532,827

Depreciation of office equipment and transportation equipment are computed using the straight-line method over estimated useful lives of 3 to 5 years. Refinery assets and buildings are depreciated using the straight-line method over estimated useful lives of 5 to 25 years. Depreciation expense for property and equipment was approximately $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.6 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023 and 2022, interest of $28.2 million and $16.2 million, respectively, was capitalized and included in property, plant and equipment, net, and $73.4 million and $36.6 million of interest was capitalized for the nine months ending September 30, 2023 and 2022, respectively. The Company has recognized a total of $169.2 million of capitalized interest during the construction of the Bakersfield Renewable Fuels Refinery.

NOTE E - DEBT

The table below summarizes our notes payable and long-term debt at September 30, 2023 and at December 31, 2022:

	September 30, 2023	December 31, 2022

Senior credit agreement	$578,522,373	$436,125,808
Fixed payment obligation	26,400,000	22,785,000
Other notes	3,361,927	2,441,316
Subtotal	608,284,300	461,352,124

Less: current portion of long-term debt	(181,417,368)	(11,792,105)
Less: unamortized debt discount and issuance costs	(49,565,544)	(36,071,868)
Subtotal	377,301,388	413,488,151

Convertible note payable to executive officer	-	1,000,000

Total	$377,301,388	$414,488,151

Amendments to Senior Credit Agreement

On May 4, 2020, BKRF OCB, LLC, a wholly-owned subsidiary of GCEH, entered into the Senior Credit Agreement with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to initially provide a $300.0 million senior secured term loan facility to BKRF OCB to pay the costs of retooling the Bakersfield Renewable Fuels Refinery. Through various amendments, the commitments under the Senior Credit Agreement have subsequently been increased to $484.7 million. As of September 30, 2023, we have borrowed $484.7 million under the Senior Credit Agreement, and have borrowed an additional $19.5 million through November 13, 2023. The Company deferred interest payments of $55.3 million during the nine months ending September 30, 2023 for a total deferred amount of $93.8 million as of September 30, 2023.

As Tranche C Commitments
were
funded, the Company
was
required to issue to the Tranche C lenders warrants to purchase up to 15,000,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share (the “Tranche C Lender Warrants”). The Company issued 13,875,000 Lender Warrants in connection with funds drawn under Amendment No. 10 of Tranche C. The Tranche C loans are subject to a subordinated premium (the “Tranche C Subordinated Premium”) which requires the Company to pay an additional amount upon repayment equal to the interest, with respect to any Tranche C Loan, that would have been payable over the 79-month anniversary of the applicable Tranche C loan funding date. The Tranche C Lender Warrants result in a discount on the Tranche C loans that will be recognized over the contractual term of the Tranche C loans through interest expense.

On May 19, 2023, the Company entered into Amendment No. 11 to the Senior Credit Agreement, whereby certain
Senior Lenders agreed to increase the Tranche C Commitments from $40 million to $47 million. In exchange, the Company issued to certain Senior Lenders
, as payment of an amendment and upsize premium,
Tranche C
Lender Warrants to purchase up to 3,750,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share.

On June 21, 2023, the Company entered into Amendment No. 12 to the Senior Credit Agreement which provided for an incremental $7.0 million increase in availability to Tranche C, for a total commitment of $54 million and issued an additional 1,500,000 of
Tranche C
Lender Warrants.

On July 5, 2023, the Company entered into Amendment No. 13 to the Senior Credit Agreement that provides for, among other things, a new $110 million Tranche D term loan facility, which may be increased up to $140 million upon the consent of the Required Lenders (as defined within Amendment No. 13). Upon the effectiveness of Amendment No. 13, $36 million was committed, including $7 million of new funding and $29 million converted from Tranche C. As of November 13, 2023, $84.6 million is outstanding under Tranche D of the Senior Agreement. The remaining, uncommitted availability under Tranche D will be made available to the Company at the sole discretion of the Required Lenders. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent until November 30, 2023.
Amendment No. 13 also amended (i) the Tranche A and Tranche B prepayment schedule to provide for a prepayment premium of 1.4x of the total amount of such loans being prepaid, (ii) the payment schedule for the Tranche A, Tranche B and Tranche C loans such that the applicable prepayment premium would be payable through the maturity date of those loans, and (iii) the Tranche C prepayment schedule to provide for an aggregate prepayment premium (comprised of the Tranche C priority premium and Subordinated Premium) of 2x of the total amount of loans being repaid. All principal, interest or other amounts paid in cash upon payment of the loans will count towards the prepayment premiums for each of the Tranche A, Tranche B, Tranche C and Tranche D loans. In addition,
Amendment No. 13 extends the outside date for which the Company is required to complete a $10 million capital raise to July 31, 2023, which was subsequently extended to November 30, 2023, and also provides that the outside date for completing a second $170 million capital raise is July 5, 2024.
The proceeds from the $170 million capital raise are to be used towards repayment of debt in accordance with the cash waterfall provisions of the Senior Credit
Agreement
. Accordingly, the Company has reclassified $153.7 from long-term maturities of Senior Credit Agreement to current maturities of long-term debt based on the amount of outstanding principal and accrued paid-in-kind interest, and after consideration to the prepayment provisions of the Senior Credit Agreement that is not included in the outstanding amount of debt in the condensed consolidated balance sheet as of September 30, 2023.

Amendment No. 13 also extends the deadlines for implementing certain governance and management related matters until November 30, 2023. Pursuant to Waiver No. 8, the
Senior Lenders
agreed to waive certain Defaults and Events of Default (each as defined under the Senior Credit Agreement), if any, arising prior to, or based on events or circumstances existing prior to, the effective date of Amendment No. 13. In connection with Amendment No. 13 and the conversion of Tranche C term loans to Tranche D term loans, 10,875,000 of certain outstanding warrants that were previously issued to certain Senior Lenders
were cancelled and reissued as new warrants to purchase up to 10,875,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share (the “Lender Warrants”). These Lender Warrants also provide for other amendments necessary to reflect a reallocation amongst certain Senior Lenders
of outstanding warrants, as further set forth in that certain amendment agreement, dated as of July 5, 2023, by and among the Company and certain Senior Lenders
party thereto with the terms of the warrants remaining unchanged. The Company has agreed to register the resale of the shares of common stock underlying the Lender Warrants pursuant to an amendment to that certain registration rights agreement, dated July 5, 2023, by and among the Company and certain Senior Lenders
party thereto. Amendment No. 13 was determined to meet the requirements of modification accounting of the Company’s existing Senior Credit
Agreement
. As a result of certain
Senior Lenders
rescinding various warrants, the existing debt discount was decreased by $4.5 million.

During the nine months ended September 30, 2023, the Company recognized the following debt discount related to warrants issued (See Note G - Stock Options and Warrants).
	Warrants issued	Debt discount
Tranche C	8,250,000	$6,276,846
Tranche D	15,315,884	$15,851,841

On September 22, 2023, Sustainable Oils, Inc. (“SusOils”), a wholly-owned subsidiary of GCEH entered into a series of intercompany transactions providing for the incremental funding of certain of SusOils working capital requirements by BKRF OCB, LLC (“BKRF”), an indirect wholly-owned subsidiary of GCEH and primary borrower under the Company’s Senior Credit Agreement. SusOils executed and delivered to BKRF a secured intercompany promissory note, dated September 22, 2023, in the initial principal amount of $15 million (the “Intercompany Note”), which provides for repayment of the amounts borrowed from BKRF under the Intercompany Note plus interest accruing at 15% per annum on or before August 22, 2024. The Intercompany Note also requires that SusOils enter into a non-exclusive intercompany license agreement with BKRF, on or before October 7, 2023, pursuant to which BKRF would be licensed certain rights to use certain of SusOils’ intellectual property.
The impact of the intercompany transactions are eliminated in consolidation.

In addition, SusOils entered into a (i) pledge and security agreement, dated September 22, 2023 (the “Security Agreement”), pursuant to which it granted to BKRF a security interest in all of its assets, and (ii) guaranty agreement, dated September 22, 2023 (the “Guaranty”), pursuant to which SusOils has agreed to guaranty up to $15 million that may be owned under the Credit Agreement (which such amount is subject to reduction for amounts paid under the Intercompany Note). The Guaranty will remain in place until such time as the Intercompany Note has been repaid in full.

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
the Company
amended
its
fixed payment obligation whereby we
were obligated to make
payments
beginning
in September 2023 with the first payment of $1.2 million and escalating monthly with the final payment of $6.0 million scheduled for March 2024. The Company did not make any payments beginning in September 2023, and the full amount remains outstanding as of November 1
3
, 2023. The total amount of the payments is now $26.4 million.

Other Notes Payable

Included in “Other notes” are loans and notes payable facilities for miscellaneous financings, such as working capital loans and financing of our insurance policies. At various times the Company enters into new insurance policies to replace certain policies that are expiring and to insure for additional identified risks. As of December 31, 2022, the Company had two insurance policies financed at a rate of 5.45% to 8.2% with a down payment ranging from 9% to 30% with monthly payments up to and including September 2023. There were no amounts outstanding on the insurance policies being financed at September 30, 2023. The Company expects that it will continue to finance certain policy premiums. Other outstanding notes payable consisted of annual interest rates ranging from 1.0% to 6.0% and mature between December 2023 through December 2028.

Convertible Note Payable to Executive Officer

On October 16, 2018, Richard Palmer, the Company’s Chief Executive Officer, entered into a new employment agreement with the Company and concurrently agreed to defer $1.0 million of his accrued unpaid salary and bonus by virtue of a $1.0 million convertible promissory note (the “Convertible Note”). On July 26, 2023, Mr. Palmer delivered a Notice of Conversion of his convertible note, including the accrued interest through February 23, 2022, into the Company’s common shares. The Company issued 7,582,318 common shares to Mr. Palmer in satisfaction of this monetary obligation by the Company with no proceeds being received by the Company for issuance of the common shares.

The following table summarizes the minimum required payments of notes payable and long-term debt as of September 30, 2023:

Year	Required Minimum Payments
2023	$9,963,772
2024	171,974,125
2025	426,177,976
2026	25,374
2027	8,080
Thereafter	134,973
Total	$608,284,300

Class B Units

Pursuant to the Senior Credit Agreement, BKRF HCB, LLC, an indirect wholly-owned subsidiary of the Company, has issued 397.6 million Class B Units to certain Senior Lenders as of September 30, 2023. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units, and after the distributions reach a certain limit the units will no longer require further distributions and will be considered fully redeemed. The aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the certain
Senior
Lenders cannot exceed two times the amount of the borrowings under the Senior Credit Agreement Tranche A and Tranche B, or approximately $795.2 million. The Tranche A and B loans under the Senior Credit Agreement, which represent $397.6 million of the $484.7 million outstanding, do earn Class B Units, while the Tranche C and Tranche D loans do not receive Class B Units. The aggregate fair value of such units on the date of their issuances totalled approximately $16.5 million which were recorded as debt discount. The aggregate fair value of the earned units as of September 30, 2023 and December 31, 2022 was approximately $5.4 million and $12.0 million, respectively. It is expected that the fair value will fluctuate depending on market inputs that impact the projected distributable cash.

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

NOTE F - STOCKHOLDERS’ EQUITY

Series C Preferred Stock

For the three and nine months ended September 30, 2023, and 2022, we did not declare or pay cash distributions to the holders of the Series C Preferred Stock. Included in the carrying value of the Series C preferred Stock as of September 30, 2023 was the amount of the cumulative, declared dividends of $19.2 million, along with the accretion of $4.8 million and $13.1 million for the three and nine months ended September 30, 2023. During the nine months ended September 30, 2022, the amount of the cumulative, undeclared, unpaid dividends is $13.5 million, along with the accretion of $1.8 million and $3.5 million for the three and nine months ended September 30, 2022, respectively. The amount of accretion is recognized as a reduction to Additional Paid-in Capital for the respective periods.

NOTE G - STOCK OPTIONS AND WARRANTS

2020 Equity Incentive Plan

As of September 30, 2023, there were 64,233 shares available for future option grants under the 2020 Equity Incentive Plan, as amended (the “2020 Plan”).

During the three and nine months ended September 30, 2023, the Company granted stock options for the purchase of a total of 87,000 and 1,753,453, respectively, and granted stock options for the purchase of a total of 1,403,728 and 3,081,203 and for the three and nine months ended September 30, 2022, respectively, in shares of common stock under the 2020 Plan to employees and directors. The options issued in the first nine months of 2023 have a five-year term, and an exercise price ranging from $0.75 to $1.39 per share and will vest over varying periods. The options issued in the first nine months of 2022 have a five-year term, and an exercise price ranging from $2.03 to $4.70 per share and will vest over varying periods.

For the three months ended September 30, 2023 and 2022, the Company recognized stock compensation expenses related to stock option awards of $0.7 million and $0.7 million, respectively, and $2.1 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2023, there was approximately $0.8 million of unrecognized compensation cost related to service-based option awards that will be recognized over the remaining service period of approximately 1.3 years, and there was approximately $0.6 million of unrecognized compensation cost related to market-based stock option awards that will be recognized over the remaining derived service period of 1.4 years.

The Company previously granted stock options that were not issued under the 2010 Equity Incentive Plan or 2020 Plan. All of such options that were issued outside of the 2010 and 2020 Plans are fully vested, and include 16 million options that were awarded to two of GCEH’s executive officers had a market capitalization vesting arrangement, 500,000 options were issued to a consultant that had a transaction success arrangement, and 1,175,714 options were awarded to an executive officer that had a merit arrangement and 200,000 options were issued to two directors that were time-based. Option awards outstanding at September 30, 2023 include 50,000, 17,795,714 and 6,656,576 options under the 2010 Equity Incentive Plan, the non-plan and the 2020 Plan, respectively. There have been no awards outside the 2020 Equity Incentive Plan since the inception of the 2020 Equity Incentive Plan in April 2020.

The following tables show option award activity for service-based options for the nine months ended September 30, 2023 and 2022:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	21,551,576	$0.63	1.45	$17,347,879

Granted	1,753,453	0.51		-
Exercised	(55,200)	0.12		3,727
Forfeited	(196,325)	2.21		-
Expired	(469,761)	1.19

Outstanding at September 30, 2023	22,583,743	$0.60	1.66	$12,519,054

Vested and expected to vest at September 30, 2023	22,583,743	$0.60	1.66	$12,519,054

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	19,547,520	$0.36	2.11	$87,636,744

Granted	3,081,203	2.89		-
Exercised	(310,500)	0.41		1,202,500
Forfeited	(133,701)	2.67		-
Expired	(1,500)	0.66		-

Outstanding at September 30, 2022	22,183,022	$0.64	1.71	$30,621,739

Vested and expected to vest at September 30, 2022	19,857,932	$0.35	1.36	$30,493,059

The following tables show the status of the Company’s non-vested stock options for the nine months ended September 30, 2023 and 2022:

	Shares Under Option	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2022	1,989,945	$1.78

Granted	2,228,453	3.14
Vested	(855,246)	0.89
Forfeited	(196,325)	1.58

Non-vested at September 30, 2023	3,166,827	$2.99

	Shares Under Option	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2021	518,764	$3.00

Granted	1,973,942	3.76
Vested	(507,925)	2.61
Forfeited	(2,865)	4.21

Non-vested at September 30, 2022	1,981,916	$3.75

The following table shows options award activity for market-based options for the nine months ended September 30, 2023:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	600,000	$2.14	0.00	$1,286,000

Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-
Expired	-	-

Outstanding at September 30, 2023	600,000	$2.14	1.40	$1,138,410

Vested and expected to vest at September 30, 2023	600,000	$2.14	1.40	$1,138,410

The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The following table illustrates the assumptions used in estimating the fair value of options granted during the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Expected Term (in Years)	3.2	3.2
Volatility	87.67%	86.89%
Risk Free Rate	3.83%	2.84%
Dividend Yield	0	0
Aggregate Grant Date Fair Value	$0.51	$1.72

During the nine months ended September 30, 2023, the Company issued 475,000 performance-based options to an executive officer and as of September 30, 2023, determined that the vesting of such options was not probable to occur. Therefore, the Company has not recognized any expense in the period related to these performance-based options and the 475,000 performance-based options remain outstanding and non-vested as of September 30, 2023.

Stock Purchase Warrants and Call Option

In January 2023, under Amendment No. 10 of the Senior Credit Agreement, we agreed to issue warrants to certain
Senior Lenders to purchase up to 15,000,000 shares of the Company’s common stock, exercisable until December 23, 2028, at an exercise price of $0.075 per share. As of July 2023, the Company entered into Amendment No. 13 of the Senior Credit Agreement whereby the previously issued warrants to certain
Senior
Lenders
were cancelled and reissued as new warrants to purchase up to 10,875,000 shares of the Company’s common stock, exercisable until December 23, 2028. Total warrants issued as of September 30, 2023 related to Amendments No. 10, 11, 12 and 13 were 23,565,884. Each new warrant is issued commensurate with each cash draw from the Senior Credit
Agreement
. Therefore, the fair value of these warrants are determined on the date of the draw. If these warrants are exercised for cash, the Company will receive $1.4 million. The newly issued warrants have the same terms as the previously issued warrants under Amendments No. 10, 11 and 12 of the Senior Credit
Agreement
. The following table is a summary of the ranges used in the inputs of the Black-Sholes option pricing model assumptions:

Expected Term (in Years)	5.25 - 5.9
GCEH Warrant Volatility	80% - 125%
Risk Free Rate	3.59% - 4.57%
Dividend Yield	0%

NOTE H - INCOME TAXES

The effective tax rate for the three months ended September 30, 2023 and 2022 was 0.2% and 0.0%, respectively. The effective tax rate for both the nine months ended September 30, 2023 and 2022 was 0.2%. The Company has recorded a 100% valuation allowance against the deferred tax assets as of September 30, 2023 and December 31, 2022. During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any material interest or penalties related to uncertain tax positions.

The Company files tax returns in the U.S. federal jurisdiction, and in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2019 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2018. The Company is currently not under audit by any jurisdictions.

NOTE I - COMMITMENTS AND CONTINGENCIES

USDA Grant

In May 2023, the Company was awarded a five-year, $30.0 million grant by U.S. Department of Agriculture (“USDA”) and the Natural Resources Conservation Service (“NRCS”) to build markets for climate-smart commodities and invest in America’s climate-smart producers. The objectives of the project are to support the production and marketing of climate-smart commodities by providing voluntary incentives to producers and landowners to implement climate-smart agricultural production practices, activities, and systems on working lands; measure/quantify, monitor and verify the carbon and greenhouse gas (“GHG”) benefits associated with those practices; and develop markets and promote the resulting climate-smart commodities (i.e. camelina and camelina seeds). The goal of the project is to improve agronomic practices and drive the adoption of carbon-smart practices that will ultimately lower GHG emissions and carbon intensity of camelina production as well as increase carbon sequestration in the soil with a benefit to the crops in rotation with camelina.

Total reimbursements from the USDA grant (including amounts due to be received) were $3.3 million for the three and nine months ended September 30, 2023, and are reported net of general and administrative expenses and facilities expenses, respectively in the Company’s condensed consolidated statements of operations. The Company has $0.8 million of receivables due from the USDA grant program, which is included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of September 30, 2023.

The Company has quarterly reporting requirements that include performance and progress reporting, in addition to being subject to an annual audit for costs reimbursed under the USDA grant. The Company is the primary contractor for the grant award and includes subcontractors and sub-awardees.

Engineering, Procurement and Construction Contract

On May 18, 2021, our BKRF subsidiary and CTCI entered into an Engineering, Procurement and Construction Agreement with CTCI (the “CTCI EPC Agreement”) pursuant to which the firm agreed to produce services for the engineering, procurement, construction, ("EPC") start-up and testing of the Bakersfield Renewable Fuels Refinery. On January 10, 2023, BKRF entered into Amendment No. 2 (the “Amendment”) to the CTCI EPC Agreement. Pursuant to the Amendment, BKRF and CTCI agreed to, among other things:

(i)	a new guaranteed maximum price of $ 275 million subject to upward adjustment pending final settlement of certain change orders pursuant to the procedures set forth in the Amendment (the “New GMP”);
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

Deferred amounts under the Amendment are scheduled for payment equally over eighteen months after substantial completion, except that accrued interest through the first payment shall be due with the first principal payment and then accrued interest shall be added to each subsequent month accordingly. The interest rate shall be the prime rate as published in the Wall Street Journal on the Amendment Effective Date, adjusted up or down monthly on the first day of each month thereafter should the Wall Street Journal prime rate fluctuate, plus 50 basis points (i.e., 0.5%). The interest rate will be recalculated on the first day of each month thereafter and is 9.00% as of September 30, 2023. To date, the Company has paid $152.2 million to CTCI with the remaining amount owed as principal of $122.8 million which brings the full amount recognized to $275 million, subject to certain adjustments, such as additive agreed-upon change orders. The Company has accrued interest of $10.9 million as of September 30, 2023, which is included within accrued expenses in the Company’s condensed consolidated balance sheets.

On April 13, 2023, CTCI served a demand for mediation and arbitration on the Company in connection with outstanding change order claims, and for other compensation it believes it is owed for work on the project. Pursuant to the demand, CTCI is seeking $550 million in total compensation through the end of the project. While the Company is evaluating CTCI’s claims, it denies many of CTCI's change order claims, and the Company intends to vigorously defend its position, including by asserting all rights, defences and counterclaims that the Company may have under the CTCI EPC Agreement and at law. A mediation has not yet been scheduled and an arbitration panel has not yet been selected. Notwithstanding its demand for arbitration and mediation, CTCI has continued working on the project since and during the pendency of the proceedings. On April 28, 2023, the Company entered into a change order whereby the Company has agreed to pay up to a maximum of $15 million to reimburse CTCI for labor costs associated with accelerating the work effort which includes additional personnel, premium and/or overtime differential costs and increasing work shifts. This change order is being paid under the original payment terms of the EPC contract and is not part of the deferred payment. As of November 1
3
, 2023, the Company does not expect that the acceptance of any change orders identified in the Amendment is probable to aggregate to an amount above the New GMP. Amounts, if any, that would be in excess of the New GMP are not reasonably estimable, and as such an amount or range cannot be established.

The following table summarizes the minimum required payments of the EPC deferred payments as of September 30, 2023 assuming substantial completion as defined in the CTCI EPC Agreement is achieved in the first quarter of 2024:

EPC deferred payments
2023	$-
2024	68,198,519
2025	54,558,833
Total	$122,757,352

Environmental Remediation Liabilities

The Company has assumed significant environmental and clean-up liabilities associated with the purchase of the Bakersfield refinery. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental remediation liabilities to their present value if payments are fixed and determinable. However, as the timing and amount of these costs were undeterminable as of September 30, 2023, these costs have not been discounted. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. At September 30, 2023, accrued environmental remediation liability costs totalled $20.0 million of which $3.5 million have been classified as current liabilities. At December 31, 2022, accrued environmental liabilities totalled $20.4 million of which $4.4 million have been classified as current liabilities.

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

We currently lease certain manufacturing equipment, warehouses, office space, and vehicles under operating leases. The table below presents the lease-related assets and liabilities recorded on the balance sheet at September 30, 2023 and December 31, 2022:

Leases	Classification	As of September 30, 2023	As of December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$4,007,063	$5,332,110
Total lease assets		$4,007,063	$5,332,110

Liabilities
Current
Operating	Current portion of operating lease obligations	$1,952,165	$1,897,303
Non-current
Operating	Operating lease obligations, net of current portion	1,977,000	3,090,002
Total lease liabilities		$3,929,165	$4,987,305

The table below presents the components of lease costs for the three and nine months ended September 30, 2023 and 2022:

Leases	Classification	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Operating Expenses
Operating lease cost	General and administrative expense	$436,356	$219,407	$1,309,068	$456,510
Finance lease cost
Amortization of leased assets	Depreciation expense	-	-	-	368,007
Interest on lease liabilities	Interest expense, net	-	-	-	93,853
Total lease costs		$436,356	$219,407	$1,309,068	$918,370

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	1.9	2.6

Weighted average discount rate
Operating leases	4.73%	4.61%

The table below presents the maturity of the lease liabilities as of September 30, 2023:

Operating leases
2023	$806,828
2024	1,871,371
2025	1,298,420
2026	253,947
2027	32,949
Thereafter	1,432
Total lease payments:	4,264,946
Less: present value discount	(335,781)
Total lease liabilities	$3,929,165

Grower Commitments

The Company has arrangements with independent growers of our camelina crop, whereby the Company has agreed to pay a fee based on the amount of delivered camelina grain. As of September 30, 2023, the Company estimates that a total of $12.3 million in future payments may be incurred once delivery of the grain is completed over the next six months. Actual amounts to be owed are subject to change based on the actual volumes of on-spec quantities delivered by the growers.

The Company has certain bonding requirements with states where it has grower agreements, which requires the Company to cash collateralize a portion of the total bonding requirement. The Company had $4.0 million of cash held as collateral and is classified as other
long-term
assets
as of September 30, 2023.

Legal

On February 28, 2023, we received notice from EMOC, that effective as of July 1, 2023, EMOC was irrevocably terminating the POA without any further action of EMOC, upon failure of the Bakersfield Renewable Fuels Refinery to commence operations contemplated by the Offtake Agreement by June 30, 2023. The Company believes that ExxonMobil’s purported termination of the Offtake Agreement was ineffective, and the Company reserves and will enforce all its rights under the Offtake Agreement, including without limitation those rights that automatically extend the Start Date. On May 15, 2023, the Company further advised EMOC that force majeure had occurred at the Bakersfield Renewable Fuels Refinery, as a result of which the Start Date under the POA was automatically extended pursuant to the terms of the POA until November 30, 2023, at the earliest. The Company also advised EMOC that if it did not withdraw its prior putative “irrevocable” termination of the POA, the Company would seek to initiate arbitration proceedings to recover for damages incurred by the Company as a result of EMOC’s wrongful termination. On May 19, 2023, EMOC notified the Company that it was terminating the POA effective as of that date as a result of EMOC’s views that the force majeure events described in the Company’s May 15, 2023 letter had existed for 365 consecutive days or more - a contention that the Company vigorously denies. On May 21, 2023, the Company notified EMOC that it rejects its latest putative attempt to terminate the POA, disagrees with EMOC’s interpretation of the POA, and believes that its force majeure claims are valid and enforceable under the POA.

On March 1, 2023, we received notice that ExxonMobil, in its capacity as a holder of Series C Preferred stock, filed a complaint against the Company in the Court of Chancery of the State of Delaware (the “Court”) to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law (“Section 220”) in relation to alleged wrongdoing by our management. On April 28, 2023, the Company and ExxonMobil jointly filed a stipulation in the Court pursuant to which the parties agreed on the scope of a voluntary document production by the Company for purposes of resolving the books and records complaint under Section 220 (the “Stipulation to Resolve”). Pursuant to the Stipulation to Resolve, the parties agreed to hold the Company’s deadline to respond to ExxonMobil’s initial complaint in abeyance while the Company completed its voluntary document production for the agreed purpose of resolving the action. Upon completion of the Company’s voluntary document production, on June 28, 2023 the Company and ExxonMobil jointly filed a status report in the Court requesting that the action be stayed until September 11, 2023. At the joint requests of the parties, the Court has extended the stay through November 15, 2023. It is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 complaint. While the Company intends to comply with applicable law, it denies the allegations described in the complaint. Moreover, the Stipulation to Resolve is not an admission of liability by the Company, and is subject and without prejudice to the Company’s express reservation of rights in all regards.

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

NOTE J - SUBSEQUENT EVENTS

On October 12, 2023, the compensation committee (“Compensation Committee”) of the Board of Directors of the Company approved amendments to certain legacy performance-based stock options that had been granted to Richard Palmer, the Company’s Chief Executive Officer, and Noah Verleun, the Company’s President, pursuant to their respective employment agreements. Pursuant to the amendments, options previously granted to Mr. Palmer to purchase up to 11 million shares of the Company’s common stock were amended to increase the exercise price from $0.154 per share to $0.97 per share (being the closing price of the Company’s stock on October 13, 2023), following which the exercise date for these options were extended for a period of five years
until October 14, 2028. In addition, options previously granted to Mr. Verleun to purchase an aggregate of up to 6 million shares of the Company’s common stock were each amended to increase the exercise price to $0.97 per share (from exercise prices of $0.20 per share and $0.165 per share), and then to extend the exercise date for a period of five years, until January 14, 2029, and June 20, 2029, respectively. All other terms of Mr. Palmer’s and Mr. Verleun’s options remain unchanged. The effectiveness of each of these amendments to Mr. Palmer’s and Mr. Verleun’s options are subject to certain conditions precedent, including receipt of stockholder approval at the Company’s 2024 annual meeting of stockholders.

In addition, on October 13, 2023, the Compensation Committee extended the term of Mr. Palmer’s employment agreement for a period of six months, from October 15, 2023, to April 15, 2024. All other terms and conditions of Mr. Palmer’s employment agreement remain unchanged.

I
tem 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our long-term goal is to utilize camelina oil exclusively as the feedstock for the renewable diesel and other fuels produced at the Bakersfield Renewable Fuels Refinery. Various issues experienced to date and other factors beyond our control have delayed the completion of the Bakersfield Renewable Fuels Refinery. For example, the conversion of the refinery has been delayed due to supply chain issues, engineering, procurement and construction issues with our lead contractor CTCI Americas, Inc. (“CTCI”), including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We have also experienced inefficiencies and delays from contracted engineering firms and supply chain issues related to the general lack of personnel and specialty firms to perform required material fabrication and the necessity of performing work that was not originally anticipated or budgeted. The project has experienced such delays despite steps taken by us to mitigate such delays. See “Liquidity and Capital Resources
-
Commercial Agreements”
below for an additional discussion regarding the operation date of the Bakersfield Renewable Fuels Refinery and our Product Offtake Agreement with ExxonMobil (the “Offtake Agreement” or “POA”).
In order to finance the costs of the Bakersfield Renewable Fuels Refinery acquisition and the development, construction, and operation of the refinery, BKRF OCB, LLC, an indirect, wholly-owned subsidiary of GCEH, is a party to a $484.7 million secured term loan facility (the “Senior Credit Agreement”). For more details, see “Liquidity and Capital Resources” below.
Camelina Grain Production Operations

A key element of our business plan is to control the development and production of the underlying base materials, or feedstock, required to produce renewable diesel. In order to leverage available cultivation assets, we contract with numerous farmers for the planting of our certified camelina seed, which is planted to produce camelina grain.

In North America, our principal focus has been on expanding production of camelina grain in Montana, Kansas and Colorado. We have also expanded grain production in Washington, Oregon, North Dakota, Nebraska, Oklahoma, and Idaho. This year we have commercial contracts in North America for more than 47,000 acres of camelina grain production. In comparison, the extreme drought in the western U.S. limited our 2022 camelina production to approximately 11,000 acres. To accelerate the expansion of our camelina business in the United States, we entered into a non-exclusive license with a global seed company to market, promote, and distribute up to 300,000 pounds of certified camelina seed through 2024.

Camelina Company Espana, S.L., (“CCE”) a Spanish private limited company that develops proprietary camelina varieties and leads our business expansion opportunities in Europe and South America. I
n Europe, we have contracts for more than 8,000 acres. In Argentina, we have launched camelina production with Louis Dreyfus Company and they have contracted with growers to plant more than 10,000 acres of our proprietary camelina varieties.

Our global headquarters for camelina breeding is located in Great Falls, Montana and supports additional breeding and agronomy centers in Kansas, Spain, and Argentina. These additional locations have enabled us to expand testing to over 60 sites spread across multiple continents.

Business and Industry Outlook
.

Our transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Bakersfield Renewable Fuels Refinery. Until such time as the Bakersfield Renewable Fuels Refinery is fully operational, we expect that we will need to raise additional debt or equity financing to fund our
operations. There can be no assurances, however, that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company (see “Liquidity and Capital Resources” below).

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

Results of Operations
We reported net losses of $14.9 million and $60.0 million for the three and nine months ended September 30, 2023, respectively, and $15.3 million and $34.9 million for the three and nine months ended September 30, 2022, respectively. The following sets forth information related to the periods presented
.

Revenues.
Our
Bakersfield
Renewable
Fuels
Refinery
is
still
under
construction,
and
we
do
not
expect
to
generate
any
revenue
from
our
Bakersfield
Renewable
Fuels
Refinery
until
the
refinery is fully operational.
Accordingly,
we
had
no
renewable
fuel
product
revenues
in
the
three
and nine
months
ended
September
30,
2023
or
2022. Our revenues and cash flows consist of the sale of our certified camelina seeds to farmers for the production of either camelina seed or camelina grain and the sale of inventory that did not meet certain specifications and which sales generated revenues of $1.9 million and $3.4 million, respectively, in the three and nine months ended September 30, 2023 compared to $0.9 million and $2.1 million, respectively, in the three and nine months ended September 30, 2022
.

General and Administrative Expenses and Facilities Expenses
.
General and administrative expenses consist of expenses relating to our corporate overhead functions and operations. The majority of our general and administrative expenses are incurred in the operations of the Bakersfield Renewable Fuels Refinery. The Company has also increased
activities
in
our
upstream
business.
During
the
three
and nine
month
periods
ended
September
30,
2023,
our
administrative
expenses
were
$
11.1
million
and
$37.8 million, respectively, as compared to $8.3 and $29.9 million, respectively, for the three and nine month periods ended September 30, 2022. The $2.8 million and $7.9 million increases, respectively, were due to higher personnel costs, share-based compensation, professional fees and transaction costs.
Facilities
expenses
primarily
consist
of
maintenance
costs
at
the
Bakersfield
Renewable
Fuels
Refinery
and
expenses
normally
related
to
the
operations
of
a
refinery.
During
the
three
and nine
month
periods
ended
September
30,
2023,
our
facilities
expenses
were $7.4 million and $22.8 million, respectively,
increased by $3.5 million and $11.7 million as
compared to the three and nine month periods ended September
30, 2022 of $ $3.9 million and $11.1 million, respectively, and was due primarily to an increase in utility costs, property taxes, supplies and outside services
.
Other Income/Expense.
Other income was $6.2 million and $6.8 million in the three and nine months ended September 30, 2023, respectively, compared to other expense of $2.0 million and other income of $10.4 million in the three and nine
months
ended
September
30,
2022, respectively.
For the three months ended September 30, 2023 and 2022, t
he
Company recognized a $6.2 million gain and a $3.3 million loss on the fair value remeasurement of outstanding
Class
B
units
of
our
subsidiary
BKRF
HCB,
LLC, respectively. This
value
was driven primarily by market and contractual changes that impact the future cash projection eligible for distribution, including but not limited to a change in interest rate, additional borrowing,
an
acceleration of the maturity date and a delay in operations. The value of the Class B Units is expected to fluctuate based on various market conditions and refinery operational estimates and assumptions. For the nine months ended September 30, 2023 and 2022, the Company recognized a $6.6 million and $9.8 million gain on the fair value remeasurement of outstanding Class B units, respectively, a loss
on
the extinguishment of debt of $4.0 million was recognized in connection with
Amendment No. 8 of the Senior Credit
Agreement
with the current period having no comparable
charge and
a $4.5 million gain on the change in
fair value of Warrant Commitment Liability in the nine months ended September 30, 2022 with the current period having no comparable charge as the Warrant Commitment Liability was settled in February 2022.
The value of the Class B units was driven primarily by market and contractual changes that impact the future cash projection eligible for distribution, including but not limited to a change in interest rate, additional borrowing,
an acceleration of the maturity date and a delay in operations. The value of the
Class
B
Units
is
expected
to
fluctuate
based
on
various
market
conditions
and
refinery
operational
estimates
and
assumptions.

Interest Income/Expense.
During the three and nine months ended September 30, 2023, interest expense was $0.7 million and $3.2 million, respectively, compared to $0.8 million and $2.9 million, respectively, in the three and nine months ended September 30, 2022. We believe our interest expense will increase significantly in the future once the construction of our Bakersfield Renewable Fuels Refinery is completed. The construction period interest associated with the Senior Credit
Agreement and CTCI EPC
Agreement is capitalized as part of the cost of the refinery and therefore, does not impact our interest expense currently
.

Net
losses.
We incurred operating losses of $14.9 million and $60.0 million for the three and nine months ended September 30, 2023, respectively, compared to operating losses of $12.5 million and $42.4 million in the three and nine months ended September 30, 2022, respectively. We incurred net losses of $15.9 million and $60.6 million in the three and nine months ended September 30, 2023, compared to
net losses of $
15.3
million
and $34.9 million
during
the
three
and nine
months
ended
September
30,
2022.
Our
operating
loss
increased
primarily
as
a
result
of
the
increase
in
activity
related
to
our
retooling
of
the
Bakersfield
Renewable
Fuels
Refinery
and
increased
activities
in
our
upstream
business.
We
expect
to
continue to
incur
losses until our Bakersfield Renewable Fuels Refinery becomes fully operational
.
Liquidity and Capital Resources

General
.
As
of
September
30,
2023
and
December
31,
2022,
we
had
approximately $4.8 million and $7.5 million of cash, respectively. Of these amounts, $1.9 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively, was
restricted cash in each period
 that
can only be spent on the Bakersfield Renewable Fuels Refinery. Of the restricted amounts, $0.1 million as of December 31, 2022 is considered long-term and expected to be capitalized into the Bakersfield Renewable Fuels Refinery project. As of September 30, 2023 and
December
31,
2022
we
had
negative
working
capital
of
$
275.9
million
and
$70.3
million,
respectively,
which
excludes
the
current
amount
of
restricted
cash
of
$1.9
million
and $1.6
million
at
September
30,
2023
and
December
31,
2022,
respectively
. Our Bakersfield Renewable Fuels Refinery is still under construction, and we do not expect to generate any revenue from our Bakersfield Renewable Fuels Refinery until the refinery is fully operational. We believe, based on the schedule provided to us by our lead contractor CTCI, and current work effort, that initial operations at the refinery will commence during the fourth quarter of 2023, however, there can be no assurance that operations will commence within this time period. In addition, we may incur additional costs as a result of the delays (See Note I - Commitments and Contingencies for more detail on additional costs). See “Commercial Agreements” below for an additional discussion regarding the operation date of the Bakersfield Renewable Fuels Refinery and our Offtake Agreement.

We estimate that we will require
$84 million beginning November 1, 2023 to fund completion of the Bakersfield Renewable Fuels Refinery and operations through November 13, 2024, and possibly an additional $40 million to fund the initial feedstock required for operations. In addition, under our Senior Credit Agreement, the
Company
is
required
to
complete
a
$10
million
capital
raise
by
November 30,
2023
and a second capital raise of $170 million by July 5, 2024 to refinance a portion of the senior debt, and may require $99.5 million for cash interest payments (if not otherwise permitted) related to the senior debt.
The Senior Credit Agreement also requires that we maintain a debt balance of not more than $470 million on an after June 30, 2024, and $370 million on an after June 30, 2025, and if proceeds from the required capital raises or cash from operations are insufficient to pay down the senior debt to achieve these debt balances, we may be required to undertake additional financings.
Also, under the terms of the Series C Preferred Stock, the Company will be

required to pay
dividend payments of
$14.9 million
through
September 30, 2024
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
$2.8
million
of
unrestricted
cash
on
hand
and
available
borrowing
under
our
Senior
Credit
Agreement.
In July 2023, we entered into Amendment No. 13 to the Senior Credit Agreement, which provided for an incremental $110 million in borrowing capacity in the form of Tranche D loans, which may be increased to $140 million of total borrowing capacity upon the consent of the Required Lenders (as defined in the Senior Credit
Agreement). Upon the effectiveness of
Amendment No. 13 to the Senior Credit
Agreement, $36 million was
committed, including $7 million of new funding and $29 million converted from Tranche C.
As of November 13, 2023,
$84.6 million
is outstanding under Tranche D of the Senior Agreement.
The remaining, uncommitted availability under Tranche D will be made available to the Company at the sole discretion of the Required Lenders. We have incurred net losses of $60.0 million for the nine months ended September 30, 2023 and $54.1 million during the year ended December 31, 2022, and as of September 30, 2023, we had an accumulated deficit of $231.7
million.

Senior Credit Agreement
. As of
September 30, 2023, we have borrowed $484.7
million under our Senior Credit Agreement. Proceeds from the Senior Credit Agreement have been and will continue to be used to fund the pre-operational expenses and the capital costs of the Bakersfield Renewable Fuels Refinery.

In January 2023, the
Senior Lenders
agreed to a series of Tranche C Commitments under the Senior Credit Agreement in an amount of up to $40 million, which will be available to be drawn through
June 30, 2023. In addition, the amendment provided for (i) an increase in the underlying interest rate on the loans following the effective date of the amendment from 12.5% to 15%, (ii) the ability to pay interest in kind (in lieu of a cash payment) for the periods ending
March 31, 2023 and June 30, 2023, (iii) a change in the maturity date to December 31, 2025, (iv) an agreement to raise at least $10 million in new capital by March 31, 2023, and $100 million by April 1, 2024, and (v) certain governance rights, including certain limited rights for the Administrative Agent to put forth nominees to the Board of
Directors of the Company. The requirement to raise at least $10 million in new capital was subsequently extended to
November 30, 2023
. The $100 million of new capital was subsequently increased to $170 million of new capital to be raised by July 5, 2024 in connection with Amendment No. 13 to the Senior Credit Agreement.

On July 5, 2023, the Company entered into Amendment No. 13 to the Senior Credit Agreement that provides for, among other things, a new $110 million Tranche D term loan facility, which may be increased up to $140 million upon the consent of the Required Lenders (as defined within Amendment No. 13). At close of Amendment No. 13, $36 million was committed, including $7 million of new funding and $29 million converted from Tranche C. The remaining, uncommitted availability under Tranche D will be made available to the Company at the sole discretion of the Required Lenders. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent until November 30, 2023.

The Senior Credit Agreement contains certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Senior Credit Agreement, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. The Senior Credit Agreement also provides for events of default upon the termination of certain agreements relating to the Bakersfield Renewable Fuels Refinery, including the Offtake Agreement, subject to the conditions described in the Senior Credit Agreement.
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
the Company
amended
its
fixed payment obligation whereby we
were obligated to make
payments
 beginning
in September 2023 with the first payment of $1.2 million and escalating monthly with the final payment of $6.0 million scheduled for March 2024.
The Company did not make any payments beginning in September 2023, and the full amount remains outstanding as of November 13, 2023. The total amount of the payments is now $26.4 million.
The Company has arrangements with independent growers of our camelina crop, whereby the Company has agreed to pay a fee based on the amount of delivered camelina grain. As of September 30, 2023, the Company estimates that a total of $12.1 million in future payments may be incurred once delivery of the grain is completed over the next six months. Actual amounts to be owed are subject to change based on the actual volumes of on-spec quantities delivered by the growers.
Long Term Commitments
.
Our long-term commitments include the purchase of certain grades of soybean oil as feedstock for production of renewable diesel at the Bakersfield Renewable Fuels Refinery pursuant to a supply agreement, under which the supplier has agreed to supply a maximum volume of 1.2 billion pounds of feedstock over a period of twenty-four months, with such maximum volume being equally allotted between four 6-month segments or periods. The supply agreement may be extended for an additional segment or period to capture any shortfall of purchases during its primary term. A condition to the sale and purchase of the feedstock is the completion and commissioning of the Bakersfield Renewable Fuels Refinery, and until such condition has been satisfied the Company has no obligation to purchase such feedstock under the supply agreement.
Commercial Agreements
. Our transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Bakersfield Renewable Fuels Refinery. Our primary offtake arrangement is the Offtake Agreement, which provides for the purchase by ExxonMobil of a minimum of 135 million gallons per year of renewable diesel from the Bakersfield Renewable Fuels Refinery for a period of 66 months following the date that the Bakersfield Renewable Fuels Refinery commences operations, and 67.5 million gallons of renewable diesel for the final six month period of the initial term (for a total of 742.5 million gallons during the 66 month initial term). The price of the renewable diesel to be sold under the Offtake Agreement is based on a combination of a fixed price and a variable price. We have also entered into a Term Purchase Agreement (“TPA”) with ExxonMobil under which ExxonMobil has the right to purchase the additional renewable diesel that is not sold to ExxonMobil under the Offtake Agreement. On February 28, 2023, we received notice from ExxonMobil that effective July 1, 2023, ExxonMobil irrevocably terminates the Offtake Agreement without further action upon the failure of the Company’s renewable diesel facility to commence operations by the Start Date. Termination of the Offtake Agreement would also result in a termination of the TPA. On March 5, 2023, the Company notified ExxonMobil that its purported termination of the Offtake Agreement is ineffective under the terms of the Offtake Agreement, and the Company reserves and will enforce all its rights under the Offtake Agreement including without limitation those rights that automatically extend the Start Date. On May 15, 2023, the Company further advised EMOC that force majeure had occurred at the Bakersfield Renewable Fuels Refinery, as a result of which the start date under the Offtake Agreement was automatically extended pursuant to the terms of the Offtake Agreement until November 30, 2023, at the earliest. The Company also advised EMOC that if it did not withdraw its prior putative “irrevocable” termination of the POA, the Company would seek to initiate arbitration proceedings to recover for damages incurred by the Company as a result of EMOC’s wrongful termination. On May 19, 2023, EMOC notified the Company that it was terminating the Offtake Agreement effective as of that date as a result of EMOC’s views that the force majeure events described in the Company’s May 15, 2023 letter had existed for 365 consecutive days or more - a contention that the Company vigorously denies. On May 21, 2023, the Company notified EMOC that it rejects its latest putative attempt to terminate the Offtake Agreement, disagrees with EMOC’s interpretation of the Offtake Agreement, and believes that its force majeure claims are valid and enforceable under the POA. If the Start Date is extended under the Offtake Agreement and the Bakersfield Renewable Fuels Refinery commences operations prior to such extended Start Date, we believe that the parties’ obligations under the Offtake Agreement will not be terminated. If the Offtake Agreement is terminated, the Company will have to enter into alternative arrangements with third parties. The termination of the Offtake Agreement may also result in an event of default under our Senior Credit Agreement.
27

Inflation
. During the fiscal year ended December 31, 2022 and continuing into the nine months ended September 30, 2023, we have experienced increases in prices of products, services and the costs of inputs used in our operations (such as the cost of natural gas, utilities, transportation and labor) throughout our organization. These increases could have a material impact on our operations.
I
tem 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K promulgated by the SEC under the U.S. Securities Act of 1933, as amended, we are not required to provide the information required by this Item 3.
I
tem 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses in our internal controls over financial reporting (“ICFR”) as described under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2022. Management is monitoring the implementation of the remediation plan as described below and in the Annual Report.

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

•
The Company has engaged independent consultants to assist the Company in improving its internal control over financial reporting, as well to assist with technical accounting matters. The Company is actively working through control reviews and implementation with plans to have certain key controls in place by the end of 2023.

•	The Company is in the process of mapping our accounting processes to control objectives.

Changes in Internal Control Over Financial Reporting

T
here were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
28

P
art II. OTHER INFORMATION

I
tem 1. Legal Proceedings

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
I
tem 1A. Risk Factors

RISK FACTORS

Investment in our stock involves a high degree of risk. The discussion of the risk factors associated with our business and operations is contained in Item 1A of our Annual Report filed with the SEC.

I
tem 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In connection with Amendment No. 13 and the conversion of Tranche C term loans to Tranche D term loans under our Senior Credit Agreement, certain outstanding warrants that were previously issued to certain Senior Lenders
were cancelled and reissued as new warrants to purchase up to 10,875,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share. The securities were offered and sold by us in a transaction not involving a public offering and in compliance with exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, as they were offered and sold to qualified institutional investors and accredited investors only, without a view to distribution, and not by means of any general solicitation or advertisement

I
tem 3. Defaults upon Senior Securities
None.
I
tem 4. Mine Safety Disclosures

Not applicable.
I
tem 5. Other Information

None.

29

I
tem 6. Exhibits

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

10.1
Amendment No. 13 to Credit Agreement, dated as of July 5, 2023, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2023).

10.2
Waiver No. 8 to Credit Agreement, dated as of July 5, 2023, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2023).

10.3	Form of Lender Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2023).

10.4
Amendment Agreement, dated as of July 5, 2023, by and among Global Clean Energy Holdings, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 11, 2023).

10.5
Registration Rights Agreement Amendment, dated as of July 5, 2023, by and among Global Clean Energy Holdings, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 11, 2023).

10.6
Secured Promissory Note, dated as of September 22, 2023, by and between Sustainable Oils, Inc. and BKRF OCB, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023).

10.7
Pledge and Security Agreement, dated as of September 22, 2023, by and among Sustainable Oils, Inc., Global Clean Energy Holdings, Inc., and BKRF OCB, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2023).

10.8
Guaranty Agreement, dated as of September 22, 2023, by Sustainable Oils, Inc. in favor of Orion Energy Partners TP Agent, LLC, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2023).

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
30

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: November 13, 2023	By:	/s/ Richard Palmer
Richard Palmer Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Nikhil Vasa
Nikhil Vasa Executive Vice President and Chief Financial Officer (Principal Financial Officer)
31