Form 10-K
period 2023-12-31
Global Clean Energy Holdings, Inc.
filed 2024-04-16
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
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
Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates (based on the closing sale price of the registrant’s common stock on the OTCQB Market on June 30, 2023), was approximately $31,932,000.
The outstanding number of shares of common stock as of April 10, 2024, was 50,182,233.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K, including any documents which may be incorporated by reference into this Annual Report on Form 10-K, contains forward-looking statements. All statements other than statements of historical fact are forward looking statements for purposes of these provisions, including statements about: the timing and cost to complete the conversion and commissioning of our Bakersfield Renewable Fuels Facility and thereafter to operate that Facility for the production of renewable fuels; our plans for large scale cultivation of Camelina as a nonfood-based feedstock and its use at our Bakersfield Renewable Fuels Facility; our plans to expand Global Clean Energy Holdings’ Camelina operations; forecasts and projections of costs, revenues or other financial items; the availability, future price and volatility of feedstocks and other inputs; the plans and objectives of management for future operations; changes in governmental programs, policymaking and requirements or encouraged use of biofuels or renewable fuels; statements concerning proposed new products or services; the anticipated size of future Camelina production; future conditions in the U.S. biofuels and renewable fuels market; our ability to comply with the terms our offtake arrangements; our current and future indebtedness and our compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements; our ability to raise additional capital to fund the completion and commissioning of our Bakersfield Renewable Fuels Facility and for working capital purposes; our ability to continue as a going concern; and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements, including not to occur at all. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties including those discussed in “Risk Factors”, and elsewhere in this Annual Report. All forward-looking statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
Introductory Comment
Throughout this Annual Report, the terms “we,” “us,” “our,” “our company,” and “the Company” collectively refer to Global Clean Energy Holdings, Inc. and its wholly-owned subsidiaries. References to “GCEH” refer only to Global Clean Energy Holdings, Inc.
GCEH is a Delaware corporation. GCEH currently operates through various wholly-owned U.S. and foreign subsidiaries. The principal subsidiaries include: (i) Sustainable Oils, Inc., (“SusOils”) our Delaware corporation that conducts feedstock breeding, owns proprietary rights to various Camelina varieties and operates our Camelina business; (ii) GCE Holdings Acquisitions, LLC and its five Delaware limited liability company subsidiaries that were formed to finance and own, directly or indirectly, Bakersfield Renewable Fuels, LLC (“BKRF”) our Delaware limited liability company that owns our Bakersfield Renewable Fuels Facility ("Facility"); (iii) GCE Operating Company, LLC, a Delaware limited liability company that operates our Bakersfield, California Renewable Fuels Facility, and employs various personnel throughout the Company; (iv) Agribody Technologies, Inc., (“ATI”) our Delaware corporation that owns and oversees aspects of our plant science programs; (v) Camelina Company España, S.L.U., (“CCE”) our Spanish subsidiary that develops proprietary Camelina varieties and leads our business expansion opportunities in Europe and South America and (vi) Global Clean Renewable Argentina S.R.L., (“GCRA”), a limited liability company in Argentina that conducts operations in Argentina. We also own several inactive foreign subsidiaries.

PART I
ITEM 1    BUSINESS
Overview
GCEH is a vertically integrated renewable fuels innovator producing ultra-low carbon renewable fuels from patented nonfood Camelina varieties. Our farm-to-fuel business model is designed to allow greater efficiencies throughout the value chain, lowering our finished fuels’ carbon intensity and streamlining our operations at every step, with one end of our business anchored in plant science and the other in renewable fuels production. Our patented Camelina varieties are purposefully bred to increase yield, quicken maturity, and increase tolerance to drought and pests. Today, the Company owns the world’s largest portfolio of patented Camelina genetics, and we contract directly with farmers around the globe to grow our proprietary Camelina crop on fallow land to process at our Renewable Fuels Facility in Bakersfield, California (the “Facility”). Once it has commenced operations, the 15,000 barrels per day (“BPD”) of nameplate capacity facility will sell up to its full production capacity of renewable diesel (“RD”) and co-products of naphtha, propane and butane. We expect production capacity will initially be over 9,000 BPD of RD.
Over the past 15 years we have developed a portfolio of proprietary elite varieties of Camelina sativa to be used as a feedstock for our Renewable Fuels Facility, providing us with feedstock supply certainty unmatched in the industry. Our Camelina holds several advantages over traditional feedstocks, such as soybean oil, yielding additional Low Carbon Fuel Standard (“LCFS”) credits through a lower carbon intensity (“CI”) score, thereby adding significant value to our end products. As a low water use rotational crop grown on fallow land, Camelina does not impact food production or compete with other crops for scarce water resources. The crop land available for potential Camelina production in the Western half of the U.S. is approximately 35 million acres. In addition, we have identified over 50 million acres of land in South America that is available for Camelina production. By creating additive, nonfood feedstock volume into an undersupplied market, our platform positions us as a globally scalable solution to the “Food vs. Fuel” quandary, while allowing us to reduce the carbon intensity of our finished fuels over a period of time. We believe we can achieve “net zero” GHG footprint on all our finished fuels, including RD, renewable propane, renewable naphtha, and in the future, sustainable aviation fuel.
By leveraging a vertically integrated model, we should maintain significant control of the full value chain which allows us to produce highly sustainable, low cost, high margin and ultra-low carbon finished fuels.
Vertical Integration of the Supply Chain
We believe our integrated strategy differentiates us from other renewable fuels producers by enabling us to:
–Reduce supply chain inefficiencies by controlling the entire value chain from the Camelina feedstock to finished fuels;
–Develop and access reliable, lower cost, ultra-low carbon feedstock through our upstream operations’ farming and plant cultivation of Camelina;
–Build on our extensive patent position and plant science knowledge of Camelina to achieve continuous improvement in ultimate yields and output;
–Achieve higher margins by utilizing our proprietary Camelina feedstock at our Facility;
–Drive to a “net zero” GHG footprint for our renewable diesel and co-products; and

–Produce drop-in renewable fuels that can be used in existing transportation engines on the road today and within current infrastructure.
Our Principal Products
Renewable Diesel (“RD”)
The Facility will produce RD as its primary product to be sold into the transportation sector. The design of the facility indicates that over 90% of the refined products produced at the Facility will be RD and the balance will be other renewable diesel co-products, such as renewable propane, renewable naphtha, and renewable butane.
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
Our goal is to use Camelina as our primary feedstock at the Facility. The feedstock oil needed to produce renewable jet, biodiesel, renewable diesel and hydrotreated vegetable oil (HVO) that is currently available on the market today is primarily supplied from edible seed oils, including soy, canola (rapeseed), sunflower and palm. There are also other types of feedstock that can be converted into biofuels, like animal fats and recycled cooking grease. Until our Camelina production ramps up to significant levels, we will produce renewable fuels at the Facility from other seed oils, animal fats, recycled cooking grease and other types of feedstocks. However, our goal is to have Camelina oil produced from our SusOils and CCE patented Camelina varieties become the primary source of our biofuels feedstock. We anticipate a minimal amount of the Facility’s feedstock requirement will be met with Camelina oil during 2024 and 2025. The amount of Camelina oil used in the Facility is expected to significantly increase in later years as Camelina cultivation increases. We will start our Facility production primarily using soybean oil or other organically derived feedstocks. We anticipate that we need between 840,000 and 1.4 million acres of Camelina production annually to meet all of the Facility's estimated annual committed volume.
Biomass Feedstock
Camelina produces a co-product from the oil extraction process which is a non-transgenic (“non-GMO”) high protein meal that has been tested and approved by the Food and Drug Administration (“FDA”) as a livestock feed for cattle and poultry. Sales of Camelina meal will aid in economically subsidizing Camelina oil, generating further cost savings to finished fuels.
Our Competitive Advantages
–Fully integrated business model. Our competitive advantage in the renewable fuels market comes from (i) our ownership of a large plant genetics portfolio and associated patents, (ii) our existing and expanding arrangements for the cultivation of our proprietary Camelina crops, (iii) the aggregation, storage, and transportation of our feedstock, and (iv) our ownership of the Facility as our downstream refining facility. These assets were assembled to resolve feedstock scarcity concerns, reduce feedstock cost, optimize product value, and generate leading margins even under adverse market conditions. By developing and sourcing feedstock directly from farmers, we control the quality and priority of production, eliminate intermediaries, and produce a true cost-based feedstock that is not subject to the supply limitations, uncertainties, and market volatility of other feedstocks. We are also using our vertical integration strategy to drive to a “net zero” fuel and further enhance our compliance credit and environmental attribute monetization.
–Proprietary, low carbon, nonfood-based feedstock. Our proprietary Camelina is grown on fallow land, creating additive feedstock volume into an undersupplied market. This positions us as a globally scalable solution to the “Food vs. Fuel” quandary and lowers the carbon intensity of our finished fuels. Even without a potential meal credit, LCFS credits for RD produced from Camelina are worth more per gallon than RD produced from soybean oil. Also, the co-products produced by Camelina are eligible for D5 RINs (as described further below), whereas those produced from soybean oil are not currently approved. Finally, Camelina insulates us from the market volatility of food-based feedstocks and is not subject to macroeconomic constraints like other low CI feedstocks (e.g. used cooking oil (“UCO”) on fried food, tallow and Choice White Grease on meat consumption, and Distillers Corn Oil on gasoline/ethanol). Our competitive advantage is protected by intellectual property including patents in plant genetics, agronomics and cultivation know-how, in addition to a number of strategic and targeted regulatory approvals. Our patented seed varieties are further differentiated given their performance across a diverse range of agronomic and climatic settings and produce reliable yields, oil content, and chemical composition as well as protein content.
–Strategically located renewable fuels facility. Our Renewable Fuels Facility is strategically located in Bakersfield, California. A double-track, mainline BNSF railroad connects the Facility to one of our primary Camelina growing regions, thereby providing us with low-cost feedstock transportation differentials. The Facility also has an option for Union Pacific railroad access. We operate within the San Joaquin Valley of California, which is a large distillate demand center for trucking and agriculture. This premier location provides direct access to the highly regulated and subsidized renewable fuels demand centers in California, proximity to other low-CI feedstocks such as tallow and UCO, and an underserved market for our Camelina meal. Our location in California eliminates the logistical challenges of transporting renewable fuels to California for LCFS credits and provides access to increasing transportation fuels demand in Oregon, Washington State, and British Columbia.
–Feedstock flexibility enhances cost control and supply assurance. The Facility will be able to refine a variety of low carbon feedstock, including (i) Camelina oil produced from our patented Camelina varieties, (ii) soybean oil, (iii) UCO, (iv) inedible animal fat, and (v) other vegetable oils. Initially, the Facility will principally produce its renewable fuel products from soybean oil or other organically derived feedstocks until the production of Camelina oil ramps up. Our target is to ultimately supply all of the feedstock of the Facility utilizing Camelina oil.
–Large footprint for future expansion and permitting advantages. Our 510-acre site at the Facility, with 2.8 million barrels of onsite tankage, provides substantial opportunities for expansion, including agricultural processing assets, additional renewable fuels capacity, solar, and other value-creation opportunities. The Renewable Fuels Facility also has legacy assets that facilitate the regulatory approval and permitting processes for installing additional capabilities or expansion on the site.
–Proven process and commercial end-use products. Renewable diesel is a well-established fuel developed through proven production processes, with over 18 operating renewable diesel production facilities in 11 states across the U.S. as of February 2024, with a combined production capacity of about 3 billion gallons per year. Our renewable diesel will be produced by a proven hydrotreating process utilizing renewable feedstock that is chemically identical to, and entirely fungible with, petroleum-based diesel.
–Experienced management team. We have assembled a management team that has significant combined experience within (i) industrial and utility scale energy project implementation and operations, (ii) refinery and engineering management, (iii) project and turnaround construction management, and (iv) environmental and regulatory proficiency (v) plant genetics and breeding, (vi) plant science and agronomy support and (vii) regulatory compliance.

Business Operations-Strategy
Our strategy is to control the vertical integration of our supply chain, from development and cultivation of lower cost, nonfood-based feedstock, to the production of ultra-low carbon finished renewable fuel products. Key elements of our strategy include the following:
–Further disintermediate the market for biofuels. We plan to co-locate agricultural processing assets with our Renewable Fuels Facility. Upon site completion, this co-location strategy will reflect optimized operations, increased energy efficiency, and streamlined logistics capacity throughout the downstream markets we serve. We believe the co-location and integration of these systems will result in significant operating efficiencies, utility savings, decreased carbon intensity, and other synergies across both our Renewable Fuels Facility and agricultural operations.
–Expand Camelina production, domestically and internationally. Over time, we expect Camelina to be the primary feedstock at the Facility, and we also aim to grow our Camelina operations beyond supplying just our Renewable Fuels Facility. Our plan is to accelerate the deployment of our proprietary feedstock and our business model in the United States and abroad, directly or with strategic partners, and to pursue additional opportunities and efficiently grow our proprietary Camelina feedstock. We also intend to expand operations in Europe and in South America.
–Enhance our midstream assets. We have contracted for the use of key midstream assets for the separation, handling, consolidation, storage, and transportation of our Camelina feedstock, providing significant benefits to farmers. We utilize grain facilities at convenient, centralized sites in regions that can produce our Camelina on a large scale and are connected to shuttle train loops, allowing for the most energy and cost-efficient way to transport agricultural commodities across land. To further enhance our vertically integrated asset chain, we intend to build our own grain storage along existing rail loops.
–Leverage strategic multi-commodity counterparty relationships. Due to our vertical integration, our agreements for the sale of finished products and purchase of feedstocks have the potential to overlap, creating an opportunity for mutually beneficial strategic relationships. For example, Camelina meal sales to local livestock producers have the potential to open doors for the purchase of tallow or renewable natural gas.
–Improve and expand regulatory approvals. Although we currently have a fully approved feedstock pathway for Camelina under LCFS, our pathway could be further improved by treating Camelina meal similarly to Distillers Dried Grains with Solubles (“DDGS”) in ethanol with a credit. If the California Air Resources Board (“CARB”) approves a Camelina meal credit, our finished product’s CI score could decrease by an additional 16.5 gCO2e/MJ, yielding additional LCFS credits adding significant value per gallon. Additionally, we anticipate full compliance with the European Union’s sustainability and GHG emission criteria for bioliquids used in transport, the European Union Renewable Energy Directive 2018/2001 or RED II.
–Achieve a “net zero” GHG footprint and promote ESG ideals. Our goal is to produce the most sustainable, least carbon intense, lowest cost fuel possible without impacting food security or causing indirect land use change. While our proprietary Camelina achieves much of our goal, we plan to further decrease our carbon intensity through efficiencies gained by co-locating agricultural facilities, harnessing wasted steam, and adding a more efficient steam methane reformer. We are also considering further opportunities to reduce our carbon footprint, such as utilizing onsite photovoltaic solar, renewable natural gas, and carbon capture.
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
Camelina Statistics
•Camelina can yield approximately 2,000 pounds of grain production per acre
•Camelina grain yields a much higher percentage of oil relative to soybeans (38% vs. 19%)
•An acre of Camelina crop yielding 2,000 pounds of grain results in approximately 760 pounds of Camelina oil (or 106 gallons of Camelina oil)
•An acre of Camelina crop yielding 2,000 pounds of grain results in an Renewable Diesel equivalent of >100 gallons
•Grows with less than 10” annual rainfall
•Typically grows in less than 100 days
•Does not compete for scarce water resources
•Crop with tolerance to insects and disease
•Grown on empty (fallow) land in rotation with wheat and other annual crops
•Gives farmers additional revenue from unused land in their portfolio
•Utilizes farmers’ existing agricultural equipment
•Does not displace food or create indirect land use change
Importantly, not all biofuels are created equal. For comparison, renewable diesel produced from soybean oil has a CI score of approximately 59 grams of CO2 emissions per megajoule of energy (“gCO2e/MJ”), while our RD production using Camelina feedstock without a meal credit has a CI of only 24 gCo2e/MJ. This improved CI score has the potential to result in incremental LCFS credit generation of approximately $0.32 per gallon at $70 LCFS. Finally, if the CARB approves treating Camelina meal similarly to DDGS in ethanol with a credit, our finished product’s CI score could decrease to approximately 7, by reducing it an additional 16.5 gCO2e/MJ, yielding additional LCFS credits worth nearly $0.15 per gallon.
Camelina Farming Operations
A key element of our domestic and international business plan is to control the development and production of the underlying base materials, or feedstock, required to produce renewable diesel. In order to leverage available cultivation assets, we contract with numerous farmers for the planting of our certified Camelina seed, which will be used for Camelina grain production for either the current or future crop years. As of April 16, 2024, we have produced enough certified Camelina seed to plant over 170,000 acres in the U.S., 98,000 acres in Europe and over 30,000 acres in Argentina. Our principal focus in the near term has been on expanding production of Camelina in Montana, Kansas, Colorado, Washington, Oregon, North Dakota, Nebraska and Oklahoma. In Europe, we expect growth to occur in France and Romania. We expect our South American business to expand, primarily in Argentina along with a launch in Brazil and Uruguay in 2024.
Our Camelina headquarters is located in Great Falls, Montana, which is at the southern portion of the rich farming area known as the Golden Triangle. This location provides agronomy support to our growers in Montana and conducts research and development on furthering our proprietary Camelina development.
In 2023, we had approximately 45,000 acres under commercial grain contracts with growers in the U.S. that exceeded expectations in both planted acres and grain yields. As of April 16, 2024, commercial contracts for Camelina grain production have exceeded 40,000 acres and we are meeting or exceeding our deployment goals.
We also launched commercial grain production in Argentina in 2023 with a total planted area of approximately 19,000 acres contracted with growers. Yields have exceeded our goals and the demand for 2024 grain production contracts is expected to grow significantly.

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

Camelina Grain Produced to Renewable Products - Estimated
Produced:
Grain Production per acre (lbs/acre)[1]	1,300	2,000	2,500
Renewable Products from Grain Production:
Oil produced per acre @ 38% (lbs/acre)[2]	494	760	950
Oil produced per acre (gal/acre)[3]	65	101	126
Meal Feed produced (lbs/acre)[4]	780	1,200	1,500
Renewable Diesel Equiv. per acre (gal/acre)[5]	62	95	118
Other Renewable Products (gal)[6] Renewable Propane, Butane & Naphtha	8.5	13.1	16.4
Notes:
1.Assumes a range of 1,300-2,500 lbs of Camelina oilseed (grain) produced
2.Assumes ~38% seed oil content
3.Assumes 7.55 lbs of Camelina Oil per gallon
4.Assumes 60% biomass (meal) content includes a 2% processing loss
5.Assumes an 94% feedstock to renewable diesel conversion
6.Assumes an overall feedstock to total product conversion of 107%, less renewable diesel fraction
Bakersfield Renewable Fuels Facility
The Facility is being designed to process up to approximately 15,000 BPD (630,000 gallons per day) of renewable feedstock into RD. Upon completion, the Facility is expected to initially produce over 9,000 BPD of RD. At design capacity, the Facility is capable of producing approximately 210 million gallons per year of renewable diesel as well as other renewable co-products. We will need to make additional upgrades to the Renewable Fuels Facility in order to produce product at the maximum design capacity, as we will be hydrogen limited at initial startup, which, based upon feedstock blend, could limit us to processing no more than 10,000 BPD of feedstock. We are reviewing our options to increase the hydrogen capacity on site although there are no immediate plans to do so at this time. Additionally, it is anticipated that the Renewable Fuels Facility can be expanded to increase the nameplate volume, and we expect to size any hydrogen expansion capacity to a higher nameplate volume.
Since the purchase of Facility in May of 2020, we have been focused on the retooling and converting the oil Facility into a state-of-the-art Renewable Fuels Facility. Our long-term goal is to utilize Camelina oil exclusively as the feedstock for the renewable diesel and other fuels produced at the Facility. Various issues experienced to date and other factors beyond our control have delayed the completion and commissioning of the project. For example, the conversion of the Facility has been delayed due to supply chain issues, engineering, procurement and construction issues with our contractors, including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We also experienced inefficiencies and delays from contracted engineering firms and supply chain issues related to the general lack of personnel and specialty firms to perform required material fabrication and the necessity of performing work that was not originally anticipated or budgeted. The project has experienced such delays despite steps taken by us to mitigate such delays.
In order to finance the costs of the Facility acquisition and the development, construction, and operation of the Facility, BKRF OCB, LLC, an indirect, wholly-owned subsidiary of GCEH, is a party to a $523.4 million secured term loan facility (the “Senior Credit Agreement”). For more details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Liquidity and Capital Resources.”

Material Contracts
Engineering, Procurement and Construction Agreement
On May 18, 2021, BKRF and CTCI Americas, Inc., a Texas corporation (“CTCI”), entered into a Turnkey Agreement for the engineering, procurement and construction (“EPC”) of the Facility (the “EPC Agreement”). Under the EPC Agreement, CTCI has agreed to provide services to complete the engineering, procurement, construction, pre-commissioning, commissioning, start-up and testing of our Facility. The obligations of CTCI have been guaranteed by CTCI Corporation, the Taiwanese parent company of CTCI. In addition, we have agreed to provide a payment guarantee in favor of CTCI for amounts that may be owed by BKRF under the EPC Agreement. In December 2023, the Company entered into a settlement agreement with CTCI that provides for, among other things, a guaranteed minimum price of $360.0 million. In addition, payments for all in-scope work performed under the EPC Agreement are payable after Substantial Completion, as defined by the CTCI EPC Agreement, in 30 monthly installments (provided that the payment term may be extended up to 10 years by the parties). CTCI also agreed to use its reasonable best efforts to achieve Mechanical and Substantial Completion, as defined by the CTCI EPC Agreement, of the Facility by the earliest date practicable, and provided certain representations regarding completion of certain project milestones. As of April 16, 2024, CTCI continues to assert it has certain claims related to its costs and is seeking at least $760.0 million in total compensation from the Company through the end of the project. While the Company is evaluating CTCI’s claims, we dispute such claims, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement, as amended and at law. We accrue for contingent obligations, if any, when it is probable that a liability is incurred and the amount or range of amounts is reasonably estimable. Accordingly, the Company has accrued $372.6 million for CTCI’s claims in the consolidated balance sheet as of December 31, 2023 which includes contingent accrued interest of $8.9 million. Therefore, as of December 31, 2023, the amount of the EPC deferred payment totaled $602.2 million which includes the contingent liability of $372.6 million. As new facts become known, the assumptions related to a contingency are reviewed and adjustments are made, as necessary. Any legal costs incurred related to contingencies are expensed as incurred.
Haldor Topsoe A/S License
Effective October 24, 2018, GCE Acquisitions entered into a ten-year, non-exclusive, non-transferable license agreement with Haldor Topsoe A/S, a company established in Denmark that owns certain proprietary rights relating to processes, catalysts, and equipment designs for the hydroprocessing of natural and synthesized hydrocarbons. GCE Acquisitions licensed these rights in order to produce renewable diesel from organically derived feedstocks at the Facility. Concurrently with entering into the license agreement, on October 24, 2018, GCE Acquisitions also entered into an engineering agreement with the U.S. affiliate of Haldor Topsoe to have the hydroprocessing unit designed and built at the Facility, and a catalyst supply agreement for the purchase of the catalyst, with a design capacity of up to 15,000 BPD, to be used in the hydroprocessing unit. These agreements have been assigned to BKRF. The Haldor Topsoe license gives the Facility the right to hydroprocess fats, oils and greases into renewable diesel, renewable propane and butane, and renewable naphtha. This license is a one-time fee for up to 15,000 BPD of production, and is approximately $1.9 million, of which $1.6 million has been paid as of April 16, 2024.
Product Offtake and Term Purchase Agreements
In April 2019, BKRF entered into a Product Offtake Agreement (the “Offtake Agreement”) with ExxonMobil Oil Corporation (“ExxonMobil”), pursuant to which ExxonMobil agreed to a committed volume of 135.0 million gallons of renewable diesel during each of the first 5 years of the initial term, and 67.5 million gallons of renewable diesel for the final six month period of the initial term (for a total of 742.5 million gallons during the initial term). The price of the renewable diesel to be sold to ExxonMobil under the contract is based on a combination of both a fixed price and variable price. On February 28, 2023, we received notice from ExxonMobil, that effective as of July 1, 2023, ExxonMobil was irrevocably terminating the Offtake Agreement without any further action of ExxonMobil, upon failure of the Facility to commence operations contemplated by the Offtake Agreement by June 30, 2023 (the “Start Date”). The Company believes that ExxonMobil’s purported termination of the Offtake Agreement is ineffective, and the Company reserves and will enforce all its rights under the Offtake Agreement, including without limitation those rights that automatically extend the Start Date. The Company currently does not have any other offtake arrangements for renewable diesel and naphtha other than the Offtake Agreement and is actively pursuing all available options, including alternative offtake arrangements, to mitigate potential losses that could occur as a result of ExxonMobil's purported termination.

In April 2019, BKRF also entered into a Term Purchase Agreement (“TPA”) with ExxonMobil under which ExxonMobil would have the right to purchase additional quantities of renewable diesel from our Facility. Renewable diesel sold to ExxonMobil under the TPA may be resold by ExxonMobil to third parties or used or consumed by ExxonMobil or any of its affiliates. The price for the renewable diesel purchased under the TPA based on an agreed formula and additional payments based on ExxonMobil’s realized margin for downstream resales of the TPA renewable diesel based on a tiered formula that is subject to a floor. ExxonMobil has agreed to ensure that all such resales are consummated at fair market prices. The TPA has a term of 66 months. ExxonMobil has the option to extend the initial five-year term for a second five-year term. ExxonMobil’s exercise to extend the term of the TPA must be concurrently exercised with the extension for the Offtake Agreement. The termination of the Offtake Agreement results in termination of the TPA.
Feedstock Supply Agreement
We have an exclusive feedstock supply agreement for the purchase of certain grades of soybean oil, under which the supplier has agreed to supply a maximum volume of 1.2 billion pounds of soybean oil over a period of twenty-four months, with such maximum volume being equally allotted between four 6-month segments or periods. The supply agreement may be extended for an additional segment or period to capture any shortfall of purchases during its primary term. A condition to the sale and purchase of the feedstock is the completion and commissioning of the Facility, and until such condition has been satisfied the Company has no obligation to purchase such feedstock under the supply agreement. On March 25, 2024, the Company entered into a “Termination Agreement” with its feedstock supplier for the Facility and is currently pursuing an alternative feedstock arrangement for when the Company commences operations. The Company will pay the termination consideration of $3.0 million. The initial payment of $2.0 million was paid on April 10, 2024, with the remaining payments to be made quarterly thereafter through the second quarter of 2025.
Sustainable Oils License Agreement
SusOils has agreed to provide Camelina oil based feedstock for use at the Facility through a ten-year license agreement with BKRF. The SusOils license grants BKRF the limited right to process, refine, produce, market and sell Camelina oil biofuels that are derived from SusOils’s patented varieties of Camelina in North America. Under the license agreement, SusOils also grants the Facility a non-exclusive, non-sublicensable, royalty-free license to use the name “Sustainable Oils” and the Sustainable Oils logo to identify its Camelina-based renewable fuels as a product of SusOils’s proprietary Camelina varieties. SusOils will manage all the Camelina production operations and agricultural activities needed for the deployment of Camelina as a purpose-grown crop for the Facility.
In consideration for the rights granted under the SusOils license agreement, BKRF has agreed to pay SusOils a royalty of $0.01125 per pound of SusOils Camelina oil used at the Facility. In the event that the Facility does not purchase all of the Camelina produced for SusOils in any growing season, SusOils retains the right to market and sell any such excess Camelina. The license is a non-exclusive license, and SusOils will continue to have the right to produce its own crop independent of the Facility.
During 2023 SusOils entered into a series of intercompany transactions providing for the incremental funding of certain of SusOils working capital requirements by BKRF OCB. SusOils executed and delivered to BKRF a secured intercompany promissory note, dated September 22, 2023, in the initial principal amount of $15.0 million. SusOils and BKRF also agreed to enter into a revenue sharing agreement. During the Term of this Agreement, SusOils shall pay to BKRF the Revenue Sharing Percentage of the Gross Revenue accounted for by SusOils each calendar quarter with the first of such payments being due on January 31, 2024.
Technology and Patents
SusOils’ Camelina intellectual property (IP) includes U.S. patents, U.S. and Canadian patent applications, as well as other intellectual properties including trademarks, trade secrets and know-how relating to the production and cultivation of Camelina as a biofuels feedstock. SusOils currently owns nine issued U.S. patents on nine elite Camelina varieties, as well as an issued U.S. patent for a method to alter and/or improve the fatty acid composition of Camelina seeds, which includes protection with the U.S. Department of Agriculture (“USDA”) under the Plant Variety Protection Act (“PVPA”) for these Camelina varieties.
Camelina Company España, S.L.U. (“CCE”), the European Camelina company we acquired in December 2021, has obtained plant breeders’ registration certificates for eleven elite Camelina varieties at the European Union’s Community Plant Variety Office (“CPVO”), equivalent to the USDA’s PVPA rights. Additionally, CCE has filed seven (7)

new applications, which are currently in progress at the CPVO. Similar applications are pending in certain South American countries.
Agribody Technologies (“ATI”), the plant sciences subsidiary that we acquired in April 2021, holds an issued key utility patent with broad claims for genome editing of the DHS gene to improve key agronomic traits in all plants. In addition to its primary application to Camelina, this technology is being licensed or co-developed with several seed and farming companies to increase crop yields, enhance tolerance to abiotic and biotic stress, and extend the shelf life of perishable products such as fruits, vegetables and flowers.
Markets
Renewable Diesel
Most renewable diesel in the United States is consumed in California, due to its strong LCFS program. In 2023, almost 2.8 billion gallons of renewable diesel was consumed in California, compared to approximately 2.9 billion gallons in the United States; most of the remaining renewable diesel is consumed in Oregon under its Clean Fuels Program. Domestic production accounted for roughly 2.5 billion gallons and 1.5 billion gallons and foreign imports accounted for 350 million gallons and 263 million gallons in 2023 and 2022, respectively, which most of foreign supply originated in Singapore. Domestic production is forecasted to increase significantly during the next five years as projects representing over four billion gallons per year of capacity have been announced by various companies; however, we only expect a portion of these projects to actually come online.
RD has a large addressable market. Because RD is a 100% replacement for petroleum-based diesel, the total addressable market includes the collective consumption of biodiesel, RD, and petroleum-based diesel. In aggregate, the United States transportation sector consumed 48 billion gallons of these fuels in 2022, with almost 4 billion gallons consumed in California alone. Canada will also represent an important market as it implements its own LCFS program.
Propane
An estimated 539 million gallons of propane were consumed in California in 2022, of which 58 million gallons was for use in internal combustion engines.
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
California Low Carbon Fuel Standard
LCFS is a market-based incentive program intended to reduce the CI of transportation fuels within the state of California. Rather than a set credit per gallon like the RFS, the CI score of a fuel is assessed individually with one LCFS credit representing one metric ton of CO2. CARB sets a CI benchmark for fuels, which decreases annually, creating compliance requirements. To meet these compliance requirements, obligated parties such as refiners of gasoline, diesel, and jet fuel, purchase tradeable LCFS credits generated by renewable fuels to offset their deficits. RD and its co-products are all eligible to participate in the LCFS program. During 2023, the credit prices decreased as additional RD and electrical vehicle adoption increased in the California market. CARB has announced they are evaluating certain relevant benchmark schedules with the intent of encouraging a faster decarbonization of activities in California, which if implemented, is expected to increase the value of the LCFS credits for the next several years.
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
Employees
As of December 31, 2023 we had 150 full time employees, of whom 124 were located in the United States, and we also engaged approximately 118 subcontractors and consultants. We anticipate that we will have to hire additional employees domestically and internationally in the near future to support our operational needs. We consider our relations with our employees to be good.

Available Information
GCEH is incorporated in the State of Delaware. GCEH’s principal executive offices are located at 2790 Skypark Drive, Suite 105, Torrance, California, Los Angeles County, California 90505, and its current telephone number at that address is (310) 641-4234. GCEH maintains a website at: www.gceholdings.com. GCEH’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company are available on GCEH’s website, free of charge, as soon as reasonably practicable after we electronically file or furnish them to the Securities and Exchange Commission (“SEC”). The address of that site is www.sec.gov. GCEH and certain of its subsidiaries maintain internet websites. The information contained in the internet websites of GCEH and its subsidiaries, or connected with such websites, is not, and is not intended to be incorporated into this Annual Report on Form 10-K.

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
Risks Related to Our Business and Industry
Our ability to operate as a going concern is in doubt.
The notes that accompany our consolidated financial statements for the fiscal year ended December 31, 2023, disclose that substantial doubt exists as to our ability to continue as a going concern. The consolidated financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. We are a development stage issuer and we have incurred losses since our inception.
We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund the completion and commissioning of the Facility and other working capital requirements. Our plans for the long-term include engaging with third parties, including our existing Senior Lenders and other stakeholders, to raise additional debt or equity capital, evaluating existing arrangements and potential financing and transaction structures to minimize our current and future credit obligations, and accelerating our development of Camelina and expanding our Camelina business generally. As of April 16, 2024, the Company is operating without any committed borrowing capacity under the Senior Credit Agreement. Meanwhile, our Senior Lenders continue to approve and fund draw requests on an as-submitted basis as ongoing discussions are occurring concerning increasing our borrowing capacity under the Senior Credit Agreement. As discussed further below, while we have been successful raising additional capital in the past, there can be no assurance financing will be available on favorable terms, or at all. These factors raise substantial doubt about our ability to continue as a going concern.
We have not completed the construction and commissioning of the Facility. We may experience additional time delays, unforeseen expenses, increased capital costs, and other complications while developing the Facility, which complications could delay the commencement of revenue-generating activities and increase our development costs.
The completion of the construction and commissioning of the Facility has been delayed, and the project currently is still under construction. Based on the schedule provided to us by our lead contractor, the Facility is currently projected to commence commercial operations during the second quarter of 2024. Various scheduling issues experienced to date with our lead contractor and other factors beyond our control have delayed completion of the project. Such factors have included, by way of example, poor planning and execution by the engineering, procurement and construction contractors for the project, the impact of the COVID-19 pandemic, and other matters. Delays to engineering activities have resulted from, among other things, inadequate engineering staffing, and the failure or inability to progress engineering in a timely, efficient, and collaborative manner. The project has also experienced engineering, procurement and construction issues with our lead contractor, including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We also experienced inefficiencies and delays from contracted engineering firms and due to the unavailability of skilled labor and specialty firms to perform required material fabrication, labor inefficiencies, productivity issues, material shortages, supply chain disruption, and transportation delays. The project has experienced such delays despite steps taken by us to mitigate such delays. While we have undertaken steps to accelerate the completion and commissioning of the project, further delays beyond estimated timelines, or unexpected construction costs, could increase the cost of completion beyond our budgeted costs.

Furthermore, while we believe we currently hold all necessary material environmental, regulatory, construction and zoning permits for construction and start-up of the Facility, no assurance can be given that we will not be required to obtain additional regulatory and land use approvals, which could also delay the production of commercial volumes and revenue generation associated with the commencement of operations at the Facility or increase its development costs. If for any reason we are unable to construct and commission the Facility within the financial and timing requirements, our business and our expected operating results, cash flows and liquidity will be materially and adversely affected.
The delay in completing the construction of our Facility has created a need for additional financing, which may not be available on favorable terms, or at all.
The construction of the Facility has been delayed, and our initial revenues from the Facility will be delayed until operations commence. Our operating budgets, including our scheduled financial commitments, are based on the assumptions that the Facility would generate significant revenues commencing during the second quarter of 2024. As a result, we have been required to obtain additional capital to fund our operating expenses and our other financial obligations during the period in which we are not generating cash flows from the operation of the Facility. Our Senior Credit Agreement provides for commitments of up to $559.6 million, subject to lender consents, of which $36.2 million remains to be drawn as of December 31, 2023. In addition, under the Senior Credit Agreement, the Company is required to raise $10.0 million by April 30, 2024 and an additional $170.0 million by July 5, 2024 to refinance a portion of the senior debt, and will require $117.1 million for cash interest payments by June 30, 2024 (if not otherwise permitted to pay interest in-kind) related to the Senior Credit Agreement. The Senior Credit Agreement also requires that we maintain a debt balance of not more than $470.0 million on and after June 30, 2024, and $370.0 million on and after June 30, 2025, and if proceeds from the required capital raises or cash from operations are insufficient to pay down the senior debt to achieve these debt balances and interest, we will be required to undertake additional financings to meet the target debt balance of $470.0 million on and after June 30, 2024. As a result, as of December 31, 2023, $170.5 million of the Senior Credit Agreement balance is included in the current portion of long-term debt. The current portion is comprised of (1) payment required based on the Tranche D waterfall structure to include principal, interest and premium of a 1.25x multiple on invested capital (“MOIC”) and (2) additional payment of approximately $26.5 million required to achieve the targeted debt balance of not more than $470.0 million after successful raise of the $170.0 million by July 5, 2024. The Company entered into Amendment No.14 of the Senior Credit Agreement on April 9, 2024, which provides additional funding of $25.0 million. As of April 16, 2024, the Company is operating with $9.0 million in borrowing capacity under the Senior Credit Agreement. While our Senior Lenders continue approving and funding draw requests on an as-submitted basis and there are ongoing discussions with the Senior Lenders concerning increasing borrowing capacity under the Senior Credit Agreement, there can be no assurance that such future draw requests will be successful. Also, under the terms of the Series C Preferred Stock, the Company will be required to pay dividend payments of $29.7 million starting June 30, 2024 through April 16, 2025. In addition, we have a fixed payment obligation of $30.8 million, as subsequently amended in January 2024, that is due to be paid in full by December 2024.
In addition to the required cash outflows related to our debt and Series C Preferred Stock cash obligations, the Company estimates that it will require approximately $25.7 million to fund completion of the Facility and operations through April 16, 2025 and an additional $40.0 million to fund the initial feedstock required for operations through April 16, 2025. We will also be required to begin making installment payments of our EPC deferred payment and a deferred payment to our project management service provider (as further discussed in Note K - Commitments and Contingencies) once we achieve Substantial Completion, as defined by the CTCI EPC Agreement, as amended, which management does not estimate will occur until the first quarter of 2025. The EPC deferred payment (excluding contingent amounts) and deferred payment to the project management service provider totaled $229.7 million and $5.3 million, respectively, as of December 31, 2023. We do not have any other credit or equity facilities available with financial institutions, stockholders, or third party investors, and as a result will be required to obtain additional debt or equity financing on a best efforts basis. There is no assurance, however, that we can raise the capital necessary to fund our business plan. Failure to raise the required capital will have a material and adverse effect on our operations, and could cause us to curtail operations. Furthermore, even if we obtain additional financing or funding, the terms of such additional financing and funding may not be favorable and may negatively affect our future profitability.
A failure to enforce our rights under the Offtake Agreement, or a termination of the Offtake Agreement would negatively affect our future marketing and sales of renewable diesel and would trigger an event of default under our Senior Credit Agreement.
Under the Offtake Agreement that we entered into with ExxonMobil, ExxonMobil agreed to a committed volume of 135 million gallons of renewable diesel during each of the first 5 years of the initial term, and 67.5 million gallons of renewable diesel for the final six month period of the initial term (for a total of 742.5 million gallons during the initial term). The TPA with ExxonMobil also granted ExxonMobil the right to purchase the renewable diesel produced at the Facility in excess of the amount of renewable diesel that we sell to ExxonMobil under the Offtake Agreement.
On February 28, 2023, we received notice from ExxonMobil, that effective as of July 1, 2023, ExxonMobil irrevocably terminates the Offtake Agreement, without any further action of ExxonMobil, upon failure of the Facility commencing operations contemplated by the June 30, 2023 Start Date. On March 5, 2023, we notified ExxonMobil that its purported termination of the Offtake Agreement is ineffective under the terms of the Offtake Agreement, and that we reserve and will enforce all of our rights under the Offtake Agreement, including without limitation those rights that automatically extend the Start Date. Termination of the Offtake Agreement will result in termination of the TPA and would constitute an event of default under our Senior Credit Agreement. Our obligations under the Senior Credit Agreement are secured by a security interest in all of the assets at the Facility, and by all of the assets and ownership interests of our subsidiaries that directly or indirectly own the Facility, and SusOils. As a result, any termination of the Offtake Agreement would have a material adverse effect on our operations, and to the extent the lenders under the Senior Credit Agreement foreclose on the collateral securing our outstanding indebtedness under the Senior Credit Agreement following an event of default, could cause us to curtail operations.
We have a limited operating history in commercially refining and selling biofuels, and while we have staff that is experienced in biofuels and renewable diesel operations, the company has no history in operating a Renewable Fuels Facility. Accordingly, the Company has no history from which you can evaluate our business and prospects.
We have a limited operating history and track record in the biofuels market, and no history in the construction and operations of a Renewable Fuels Facility. Prior to acquiring the Facility, we were an energy agri-business company focused on developing our ultra-low carbon nonfood-based feedstocks for renewable fuels and chemicals in the United States, Mexico and the Caribbean. Our near-term growth strategy depends on our ability to successfully operate the Facility and to provide it with sufficient feedstocks, particularly Camelina that is grown by farmers. However, we have no history of owning, developing, constructing or operating a Renewable Fuels Facility. As a result, our prior operating history and our historical financial statements may not be a reliable basis for evaluating our business prospects or the future value of our common stock. There is no assurance we will be able to implement our strategy in the manner we expect, if at all, or achieve our internal business projections, or that our assumptions regarding the operations of the Facility or the Camelina feedstock production will be accurate. Our limited operating history also means that we may have to develop and implement various alternate policies and procedures related to the Facility’s development and future operations, to our feedstock supply chain, and to other matters.
Our ability to implement our business strategy may be materially and adversely affected by many known and unknown factors.
Our business strategy relies upon our future ability to successfully operate the Facility and to source Camelina and other feedstocks in a cost-effective manner. Our business strategy relies on numerous assumptions and these assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. Our future ability to execute our business strategy is uncertain and unproven, and it can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our business. Among the factors that could have a material adverse effect on our ability to implement our strategy and achieve our targets are the following:
–inability to complete the construction of the Facility and for the anticipated cost and within our available financial resources;
–inability to source feedstock for the Facility, including Camelina, in sufficient quantities and/or at economically attractive prices;
–failure to manage third-party Camelina cultivation operations at the expected costs and in the projected time frame;
–inability to enroll a sufficient number of farmers to grow Camelina in to fulfill forecasted Camelina feedstock requirements;
–inability to maintain existing or secure new offtake arrangements for our renewable diesel;
–inability to raise the necessary capital to fund the completion of the Facility and our operations;
–failure of our proprietary Camelina varieties to produce the amount and quality of grain as expected;

–changes in existing laws and regulations affecting energy markets in general, and renewable energy markets in particular;
–changes in general economic, political and business conditions in the U.S., particularly those that affect the energy and renewable fuels markets;
–increases in operating costs, including the need for additional or unexpected capital improvements, labor costs transportation, processing and storage costs, insurance premiums, general taxes, real estate taxes and utilities, environmental regulation compliance costs, and other costs affecting our profit margins;
–public health crises, such as the coronavirus outbreak that began in early 2020, which could impact global economic conditions; and
–inability, or failure, of any customer or contract counterparty to perform their contractual obligations to us.
We are dependent on our contractors for the successful completion of the Facility.
Construction of most of the Facility has been outsourced to CTCI under the EPC Agreement, but certain other contractors have also been engaged by us to, among other things, construct and refurbish railroad tracks through the Facility and to install underground pipelines. Our business strategy is highly dependent on our contractors’ performance under their agreements with us. Our contractors’ ability to perform successfully under their contracts is dependent on a number of factors, including their ability to: engage and retain third-party subcontractors and procure equipment and supplies; respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control; attract, develop and retain skilled personnel, including engineers; post required construction bonds and comply with the terms thereof; manage the construction process generally, including coordinating with other contractors and regulatory agencies; and maintain their own financial condition, including adequate insurance coverage and working capital.
While the EPC Agreement provides for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of our Facility, and any liquidated damages that we receive will likely not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to them asserting rights and remedies under their contracts and potentially increase our costs or result in a contractor’s unwillingness to perform further work on the project. Under our EPC Agreement, there are potentially additional costs that may be incurred due to the acceptance of change order requests and additional work to be performed. If any contractor is unable or unwilling to perform according to the terms of its respective agreement for any reason or terminates its agreement, we would be required to engage a substitute contractor, which would likely result in significant project delays and increased costs. In December 2023, the Company entered into a settlement agreement with CTCI that provides for, among other things, a guaranteed minimum price of $360.0 million. In addition, payments for all in-scope work performed under the EPC Agreement are payable after Substantial Completion in 30 monthly installments (provided that the payment term may be extended up to 10 years by the parties). CTCI also agreed to use its reasonable best efforts to achieve Mechanical and Substantial Completion of the Facility by the earliest date practicable, and provided certain representations regarding completion of certain project milestones. CTCI continues to claim that it has incurred costs in excess of the guaranteed maximum price set forth in the CTCI EPC Agreement, as amended, and is seeking at least $760.0 million in total compensation through the end of the project. While the Company is evaluating CTCI’s claims, we dispute such claims, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement and at law. We accrue for contingent obligations, if any, when it is probable that a liability is incurred and the amount or range of amounts is reasonably estimable. As new facts become known, the assumptions related to a contingency are reviewed and adjustments are made, as necessary. The Company has accrued additional amounts related to the contingency as of December 31, 2023 (see Note K - Commitments and Contingencies for further information).
Litigation or regulatory proceedings may materially adversely affect our business, results of operations and financial condition.
We are, or may become a party to various lawsuits, claims and loss contingencies arising in the ordinary course of business and general liability claims, assertions by certain regulatory and governmental agencies related to permitting requirements and/or air, wastewater and storm water discharges from our Facility. We also may, from time to time, become subject to litigation involving tort, contract, statutory, labor, employment, tax matters, and other claims. For example, on

March 1, 2023, the Company received notice that ExxonMobil Renewables LLC, in its capacity as a preferred stockholder of the Company, filed a complaint against the Company in the Court of Chancery of the State of Delaware to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law in relation to alleged wrongdoing by the Company’s management (“Section 220 Demand”). While we believe that the allegations described in the complaint are without merit, it is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 Demand. The outcome of litigation, particularly class action lawsuits, and regulatory proceedings is difficult to assess or quantify, and may involve very large or indeterminate amounts. The costs of responding to or defending future litigation or regulatory proceedings may be significant and any future litigation or regulatory proceedings may divert the attention of management away from our strategic objectives. There may also be adverse publicity associated with litigation or regulatory proceedings that may decrease customer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation or regulatory proceedings may have a material adverse effect on our business, results of operations and financial condition.
Global economic and political conditions and the related impact on our production costs and the markets could adversely affect our results of operations.
Our business is affected by global economic and political conditions which impact our production costs, the markets for our products, and the sales prices of our various products. Recent events and conditions that have affected, and may continue to materially affect our operations include the severe drought and extreme weather conditions in our primary Camelina cultivation regions, global geopolitical instability (such as the ongoing conflict between Hamas and Israel, Russia and Ukraine and economic and other retaliatory measures taken by the United States, European Union and others), fluctuating interest and foreign currency rates, fluctuating fuel and other energy costs, fluctuating commodity prices, increases in farming costs, and general uncertainty regarding the overall future economic environment. In addition, recent inflationary pressures have increased the cost of raw materials and other operating costs and may adversely affect our results of operations. These conditions have materially affected the ability of our contracted farmers to produce Camelina, the cost of producing and transporting Camelina, the cost at which we currently expect to produce our renewable fuel products, and the market for renewable fuel products. In challenging and uncertain economic environments such as the current one, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, financial condition and results of operations, or on the price of our common stock.
We may encounter difficulties in integrating the businesses or facilities we acquire, including any international businesses that we may acquire in the future.
As part of our business plan, we intend to acquire businesses that enhance or supplement our Renewable Fuels Facility and Camelina production operations. In 2021, we acquired three companies that added Camelina specific patents, agronomy support and/or Camelina-experienced personnel. We may face significant challenges in integrating these businesses or any other businesses or facilities, including other refineries, that we acquire, and we may not realize the benefits anticipated from such acquisitions. Our integration of acquisitions involves a number of risks, including: difficulty in effectively integrating the operations of any acquired company, business or facility, including integrating acquired technologies, products or services with our current technologies, products or services, and retaining key personnel; the need to fund significant working capital requirements of any acquired production facilities or businesses; demands on management related to the increase in our size after an acquisition and integration of the acquired business and personnel; potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company or technology; exposure to litigation; and the incurrence of significant exit charges if products or services acquired in business combinations are unsuccessful.
Loss of key personnel or our inability to attract, train and retain additional key personnel could harm our ability to meet our business objectives.
Our Facility operations and Camelina feedstock businesses involve complex operations spanning a variety of disciplines that require a management team and employee workforce that is knowledgeable in the many areas necessary for our operations. While we have been successful in attracting certain experienced, skilled professionals to our company, we will have to identify, attract and retain a significant number of additional employees once the Facility is operational and the Camelina cultivation expands to our projected levels. Our inability to hire necessary qualified employees could affect the operations and future profitability of our Facility and our Camelina operations. We are also heavily dependent upon certain current senior executives and certain key independent contractors and advisors for supervising the construction of the Facility, the operations of the Facility, and the implementation of our Camelina cultivation and production plan. Loss of such key employees and contractors could have a significant detrimental impact on the development and initial operations of the Facility, on our Camelina research and development program, and on the implementation of our Camelina cultivation operations. Hiring, training and successfully integrating qualified personnel into our operation is a lengthy and expensive process. The market for qualified personnel is very competitive because of the limited number of people available with the necessary skills to operate a renewable diesel refinery, to successfully source feedstock, to continue our Camelina development program, and to commercialize the renewable fuels that the Facility is designed to produce. If we are not able to attract and retain necessary personnel to achieve our business objectives, we may experience staffing constraints that will adversely affect our future operations.
Our Camelina operations will be dependent upon the availability of farmland, our relationship with farmers and on factors affecting agricultural operations in general .
We do not own or control any farms or farmland on which we can grow our patented varieties of Camelina. Accordingly, we are wholly dependent upon farmers to plant, cultivate, harvest and store the Camelina that we plan to use as feedstock for the production of renewable diesel at the Facility, and possibly elsewhere. Our ability to obtain the amount of Camelina that we propose to use as feedstock at the Facility therefore is dependent upon our ability to recruit a sufficient number of farmers to grow Camelina for us, to enter into mutually acceptable financial and other arrangements with the farmers that we recruit, and for those farmers to successfully grow, harvest and deliver that Camelina to us. For the 2024 growing season we have identified hundreds of farmers that have expressed an interest in producing Camelina in accordance with our production contract and 30 elevators in 8 states that are willing and able to aggregate and ship Camelina grain. However, no assurance can be given that we will be able to develop and maintain the farming, storage and delivery arrangements necessary to produce the quantities of Camelina that we plan to use at the Facility. In addition to the risks associated with enrolling farmers in our proposed Camelina production operations, the results of those farming operations may be adversely affected by numerous factors over which we have little or no control and that are inherent in farming, including adverse weather (e.g., floods and storms, severe heat, frost, and hail), changes in growing conditions, crop diseases or pest infestations. Extreme drought conditions have occurred in two of the last three years across much of the Western U.S., including in the states in which our Camelina is planted and is expected to be planted. These conditions may negatively impact our ability to produce the amount of Camelina that we are currently planning to produce for our Facility. Changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters and have created additional uncertainty. Our Camelina operations will also be subject to any new government regulations regarding farming and the marketing of agricultural products.
Increased industry-wide production of renewable diesel due to potential utilization of existing excess production capacity, announced plant expansions of renewable diesel and potential co-processing of renewable diesel by petroleum refiners, could reduce prices for our fuel and increase costs of feedstocks, which would seriously harm any future revenues and operations.
If additional volumes of advanced biofuel RIN production come online and the EPA does not increase the renewable volume obligation (“RVO”) under the RFS2 in accordance with the increased production, the volume of advanced biofuel RINs generated could exceed the volume required under the RFS2. In the event this occurs, biomass-based diesel and advanced biofuel RIN prices would be expected to decrease, potentially significantly, harming demand for our products and our profitability. According to the EPA, in 2023, 5.9 billion gallons per year of biomass-based diesel production capacity in the United States was registered under the RFS2 program. This amount far exceeds both historic consumption of biomass-based diesel in the United States and required consumption under the RFS2. Further, due to economic incentives available, several petroleum refiners have started or may soon start to produce co-processed renewable diesel (“CPRD”). CPRD uses the same feedstocks to produce biomass-based diesel and it generates an advanced biofuel RIN. CPRD may be more cost-effective to produce than biomass-based diesel.
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
Our offtake arrangements may also include market-based formula pricing. Accordingly, we will be subject to the risks related to fluctuating prices for all renewable diesel and other products that we sell to our customers. Since the Camelina that we intend to use at our Renewable Fuels Facility is grown specifically for us at pre-established costs, we have attempted to mitigate the risks from the market/pricing volatility that exist with market-based feedstocks. However, there is no assurance that the Camelina that is produced for us can be produced at a favorable cost/price to us, or that it can be produced in sufficient quantities to materially reduce or control our feedstock risks.
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
Once our refining operations commence, any interruption in our Facility is likely to adversely affect our business.
Upon its completion, our Facility will be our principal operating asset. As a result, our operations could be subject to interruption if it were to experience a major accident or mechanical failure, be damaged by severe weather, natural or other disaster, such as an act of terrorism, or otherwise be forced to shut down in the future. Our Facility is also subject to risks associated with earthquakes since it is located in Bakersfield, California, which is considered to be an earthquake zone. While the Facility has recently experienced several moderate earthquakes that have not impacted the Facility, a major earthquake at the Facility could result in significant additional costs, including loss of revenues due to unplanned temporary or permanent shutdown of the Facility, loss of the ability to transport products or increased costs to do so, cleanup costs, liability for damages or injuries, increased insurance expenses, and legal and reconstruction expenses. The incurrence of significant additional costs would harm our results of operations and financial condition.
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
An important element of our Facility operations is the use of Camelina oil that is derived from our patented varieties of Camelina as one of the principal feedstocks at the Facility. We currently have nine issued U.S. utility patents for varieties of Camelina as well as another issued U.S. utility patent directed to methods for improving the Camelina oil. We have acquired 11 EU patents and or PVPs for 11 Camelina varieties in our acquisition of CCE, and those patents have enhanced our existing intellectual property for Camelina. Interpreting the scope and validity of patents and success in prosecuting patent applications involves complex legal and factual questions, and the issuance, scope, validity and enforceability of a patent cannot be predicted with any certainty. Patents issued to us may be challenged, invalidated or circumvented. Accordingly, we cannot be certain that any of our patent applications will result in issued patents, or if issued, we cannot be certain of the validity and/or enforceability of any newly issued patents. Moreover, we cannot be sure that any of our patent rights will be broad enough in scope to provide commercial advantage and prevent circumvention, nor do our patents give us the exclusive right to cultivate other varieties of Camelina. Our patents do not limit the right of others to use the oil from other Camelina varieties as a biofuels feedstock. No assurance can be given that other biofuel producers will not imitate our business plan and use Camelina as a biofuel feedstock, nor do our existing patent rights prevent others from competing with us and developing substantially similar business plans.
Our intellectual property provides us with a competitive advantage in our business. If we are unable to protect our intellectual property, or others assert that our operations violate their intellectual property rights, our business could be adversely affected.
A key element of our business strategy relies on our ability to produce feedstock from our proprietary varieties of Camelina. We have 15 patented varieties of Camelina that, we believe, have traits that make them more suitable and productive for biofuel feedstock purposes. In addition, we have recently developed five other new varieties that we believe will significantly improve the productivity and sustainability of these varieties of Camelina. We believe our ability to produce Camelina from our proprietary varieties will provide us with a significant competitive advantage in the biofuels market. However, the patents on our Camelina varieties and our related patents for altering/improving traits of Camelina have only been issued in the United States and Europe. While we are planning to expand our Camelina production activities to South America intellectual property rights, particularly those related to the protection of agricultural commodities, may provide less protection, and may be more difficulty to enforcing such rights in foreign jurisdictions. The loss of our rights in one or more of our proprietary Camelina varieties could materially impact our competitiveness.
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
We rely upon our information systems and networks in connection with a variety of business activities, and we collect and store sensitive data. Our Facility operations, including transportation, processing and storage activities, will be heavily dependent on our computer systems and network. Accordingly, security threats to our computer and information systems pose a risk to our future operations and to the security, confidentiality, availability and integrity of our data. While we attempt to mitigate these security vulnerabilities, there can be no assurance these measures will be sufficient to avoid cyberattacks. If any security breach were to occur and we were unable to protect our production and delivery facilities and systems, our operations could be negatively impacted, and even halted, until the breach is remedied. If any sensitive data of our business partners or customers were breached, our relationships with such partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

The California Consumer Privacy Act of 2018, or CCPA, became effective on January 1, 2020. Our business partners’ or contractors’ failure to fully comply with the CCPA could lead to significant fines and require onerous corrective action. In the event of a security breach, we or our business partners of customers could experience the loss of trade secrets or intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, suppliers, contractors and others.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. We could also incur significant costs in notifying affected persons and entities and otherwise complying with a multitude of foreign, federal, state and local laws and regulations relating to such unauthorized access, use or disclosure. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.
Regulatory Risks
We may incur significant costs complying with environmental laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.
Although we have implemented environmental and safety procedures for the operation of the Facility and the disposal of waste products to comply with these laws and regulations, we cannot be sure that our environmental and safety measures are capable of eliminating the risk of accidental injury or contamination from the use, generation, manufacture or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that violations of environmental, health and safety laws will not occur as a result of human error, accident, equipment failure or other causes.

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
Furthermore, the loss of or failure to obtain necessary federal, state, provincial or local permits and registrations at our Facility or any future facility could halt or curtail operations, which could result in impairment charges related to such facility and otherwise adversely affect our future operating results. In addition, our failure to comply with applicable rules, regulations and guidance, including obtaining or maintaining required operating certificates or permits, could subject us to administrative penalties and injunctive relief; civil remedies, including fines, injunctions and product recalls; and adverse publicity. There can be no assurance that we will not incur material costs and liabilities in connection with any such non-compliance.
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
We incurred net losses of $89.9 million and $54.1 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $261.7 million. We expect to incur significant additional expenses between the date hereof and the commencement of commercial operations on the development and construction of the Facility, on pre-operational and start-up costs, on our debt service obligations, on our upstream feedstock development operating costs, and on general and administrative expenses. Furthermore, we do not expect to generate any revenues until the Facility is operational. Under the Senior Credit Agreement, the Company is required to raise $10.0 million by April 30, 2024 and an additional $170.0 million by July 5, 2024 to refinance a portion of the senior debt, and will require $117.1 million for cash interest payments by June 30, 2024 (if not otherwise permitted to pay interest in-kind) related to the Senior Credit Agreement. In addition to the required cash outflows related to our debt and Series C Preferred Stock cash obligations, the Company estimates that we will require approximately $25.7 million to fund completion of the Facility and operations through April 16, 2025 and an additional $40.0 million to fund the initial feedstock required for operations.These expenditures include corporate, upstream and downstream costs and capital expenditures, operating costs and inventory accumulation. We do not have any other credit or equity facilities available with financial institutions, stockholders, or third party investors, and rely on borrowings under our Senior Credit Agreement. We plan to finance our operations through equity and/or debt financings. There are no assurances that financing will be available with acceptable terms, if at all. If we are not successful in obtaining financing, our operations would need to be curtailed or ceased or the Company would need to sell assets or consider alternative plans up to and including restructuring.
We are a development stage company that currently has nominal revenues, and we do not expect to generate meaningful revenues until the Facility commences commercial operations.
We are a development stage company with nominal revenues and limited operations other than those related to the construction of the Facility and to the development of our Camelina cultivation operations. We do not expect to generate material revenues until the Facility has commenced commercial operations. We will incur significant net losses and significant capital expenditures through the commercial completion of the Facility. Any delays beyond the expected construction completion date for the Facility would prolong, and could increase the level of, our operating losses. Our Camelina business will also continue to incur losses and will require additional forms of capital to fund its operations.
The terms of our Senior Credit Agreement and the Series C Preferred shares will significantly limit the amount of cash that is available to GCEH.
As of April 16, 2024, we have borrowed an aggregate of $575.6 million under our Senior Credit Agreement. The terms of the Senior Credit Agreement significantly limit the amount of cash available to the Company prior to payment of amounts owed thereunder. In addition, certain lenders under the Senior Credit Agreement own Class B Units in BKRF HCB, LLC, our borrowing subsidiary, which provides for the preferential right to 35% of cash distributions available from the operations of the Facility (up to an amount equal to a 2.0x multiple of invested capital), which distributions have priority over the Class A Units and Class C Units owned by GCEH. As of April 16, 2024, the senior lenders had preferential rights to receive a total of $1.2 billion, and under certain circumstances for a limited period, an additional 5% of the free cash flow. The Senior Credit Agreement matures on December 31, 2025.
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

We are subject to various restrictions under the Senior Credit Agreement, and substantially all of our assets are held as security under the terms of our Senior Credit Agreement. If we are unable to comply with the restrictions and covenants in our Senior Credit Agreement, our senior lenders could declare an event of default and accelerate the payment obligations thereunder.
The obligations under the Senior Credit Agreement are secured by a security interest in all of the assets of the Facility, by all of the assets and securities issued by the limited-purpose, wholly-owned indirect subsidiaries of the Company that are parties to the Senior Credit Agreement, and all of the assets of SusOils. The Senior Credit Agreement contains certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Senior Credit Agreement, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. On several occasions in the past we have failed to fully comply with all of the requirements of the Senior Credit Agreement. While the lenders have not previously declared an event of default and have waived our prior non-compliance with certain covenants, no assurance can be given that we will be able to fully comply with all of the senior credit agreement provisions in the future, or if we fail to remain in compliance, that the senior lenders will not declare an event of default in the future. A breach of any of the covenants under the Senior Credit Agreement could permit the senior lenders to declare an event of default. Upon the occurrence of an event of default under the Senior Credit Agreement, the senior lenders could elect to declare the entire outstanding balance of the Senior Credit Agreement to be immediately due and payable, we could be forced to enter into unfavorable amendments to the Senior Credit Agreement, could be required to pay additional fees and costs, and the secured lenders could foreclose against all of the Facility’s assets, the ownership interests of the various subsidiaries and SusOils. A foreclosure may result in the loss of our Facility, our refining business and intellectual property, and we could be forced to curtail our operations or enter into bankruptcy or liquidation.
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
We have incurred significant cash payment obligations under our Senior Credit Agreement, and we have significant cash payment obligations under the terms of our outstanding Series C Preferred, all of which could have a material adverse effect on our business and on returns to our stockholders. We cannot guarantee that our business will generate sufficient cash flow from operations once the Facility commences operations and the Camelina cultivation operations commence to enable us to make the required payments on both our outstanding indebtedness and on our Series C Preferred. Furthermore, we may not have sufficient cash available after making all payments to our lenders and to the holders of the Series C Preferred in order to fund our working capital and other liquidity needs, to make necessary future capital expenditures or to pursue other business opportunities, which would materially and adversely our financial condition and results from operations.
Risks Related to Our Common Stock
The market for our common stock is limited, sporadic and volatile, and you may not be able to resell your shares.
Our common stock is listed on the OTCQB marketplace, an inter-dealer, over-the-counter market that provides significantly less liquidity than national securities exchanges, such as The Nasdaq Stock Market. Furthermore, we are a relatively small company that may be unknown to stock analysts, stockbrokers, institutional investors and others in the investment community that generate or influence sales volume, and even if we came to the attention of analysts, brokers, institutional investors and other similar persons, they tend to be risk averse and would be reluctant to follow a company our size, and may be reluctant to purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a result, the market for our common stock is limited, sporadic and volatile. We cannot assure you that a regular trading market will develop or that if developed, will be sustained. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment.
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
As of December 31, 2023, we had several material weaknesses in our financial reporting, these consisted of (i) ineffective controls over period-end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, lack of approvals of journal entries, lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements, (ii) inadequate segregation of duties in various processes and (iii) incomplete mapping of our accounting processes to control objectives.
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
Our executive officers and directors owned approximately 13.3 million shares (or 26.7% of our outstanding voting shares) as of December 31, 2023. Additionally, ExxonMobil and our Senior Credit Agreement lenders hold warrants to purchase 67.7 million of our shares, and ExxonMobil has certain other rights which could hinder our ability to enter into certain transactions. The holdings of our directors, executive officers and affiliates may increase substantially in the future upon exercise rights under any of the options, convertible promissory notes or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of common stock. The interests of such persons may differ from the interests of our other stockholders, including purchasers of our securities. As a result, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including purchasers in the future financings, may vote, including the election of directors. This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price
Our Board of Directors is authorized to issue preferred stock without obtaining stockholder approval.
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
As of December 31, 2023, we had outstanding, immediately exercisable options and warrants for the issuance of approximately 71.0 million additional shares of common stock. In addition, we also had outstanding unvested options for the purchase of approximately 2.1 million additional shares of common stock. Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options to purchase shares of our common stock are exercised or options or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.
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
We face substantial asset risk, including the potential for impairment related to our long-lived assets and the potential impact to the value of recorded deferred tax assets.
We have incurred significant costs that we have capitalized over the retooling of our Facility. Our ability to generate sufficient cash flows in the future to fully recover the carrying value of our Facility depends on the successful execution of supply and offtake agreements in addition to completing the retooling of our Facility, which may be materially adversely impacted by a significant change in business climate, disruptions in the global economy, unanticipated competition or other causes of a material decline in demand, an adverse action or assessment by a regulator, significant disposal activity, by sale or otherwise, or a material change in how we manage our assets, among other things. If any such events or circumstances arise and it is determined that sufficient future cash flows do not exist to support the current carrying value, we will be required to record an impairment charge for our long-lived assets.
ITEM 1B    UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C CYBERSECURITY.

We have implemented procedures for assessing, identifying, and managing significant risks from cybersecurity threats and have incorporated these procedures into our overall risk management systems and processes. Our Board of Directors regularly evaluates significant risks from cybersecurity attacks, including any potential unauthorized occurrence on or conducted through our information systems that may adversely affect the confidentiality, integrity, or availability of our information systems or any information stored there. The program to manage cybersecurity risks has tools and activities designed to identify, examine, and manage current and potential cybersecurity threats, as well as plans and strategies to deal with threats and incidents.

We use these risk assessments to design, implement, and maintain appropriate safeguards intended to mitigate identified risks, address any shortcomings in our existing safeguards, and regularly check how well our safeguards work. Our information technology (“IT”) department is primarily responsible for evaluating, overseeing, and handling our cybersecurity risks to manage the risk assessment and mitigation process.

Our IT department and Company management work in close collaboration to check and improve our safeguards as part of our overall risk management program. This collaborative effort extends to our employees, whom we regularly train on these safeguards and keep informed of our cybersecurity policies through regular communications across the Company. This collective commitment to cybersecurity ensures that everyone in the organization is aware of their role in maintaining our security.

When appropriate, we work with consultants or other third parties as part of our risk assessment processes. These partnerships are used to create and execute cybersecurity policies and procedures, including the notification of potential incidents. We ask key third-party service providers to confirm that they apply and keep appropriate cybersecurity measures in line with all relevant laws, to apply and keep reasonable cybersecurity measures when they work with us, and to promptly report any possible breach of their cybersecurity measures that could impact our Company.

We have not identified risks from known cybersecurity threats that have materially affected us, including our business strategy, results of operations or financial condition, but we face certain ongoing cybersecurity risk threats that, if realized, are reasonably likely to materially affect us. For additional information regarding these risks, please refer to Item 1A, “Risk Factors”.
ITEM 2    PROPERTIES
We own our Bakersfield Renewable Fuels Facility and lease our corporate offices in Torrance, California as well as two additional offices at Great Falls, Montana and Madrid, Spain through which we conduct our operations. In addition, we own an undeveloped parcel in Havre, Montana, on which we intend to build a grain storage and rail loading facility.
ITEM 3    LEGAL PROCEEDINGS
For a discussion of our material legal proceedings, see Note K of Notes to Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.
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

PART II
ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
GCEH’s Common Stock is traded on the OTCQB under the symbol “GCEH”. Any over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.
Holders of Record
As of December 31, 2023, GCEH had 1,553 holders of record of our Common Stock (excluding stockholders who hold shares in “street name”) and we had thirteen holders of record who owned shares of our Series C Preferred stock.
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
The holders of the Series C Preferred are entitled to receive cash dividends at a rate of 15%, payable quarterly; provided, however, until April 16, 2024 we may elect not to pay some or all of the accrued dividends in cash, in which case the unpaid dividends shall accrue and be added to the original issuance price of the shares of Series C Preferred. In the event that we fail to pay the quarterly dividend or otherwise default under the terms of the Series C Preferred, the dividend rate will increase to 20%.

Securities Authorized For Issuance Under Equity Compensation Plans
The following table contains information regarding our equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Averages Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders 2020 Equity Incentive Plan (1)	5,930,122	2.19	10,603,931
Equity compensation plans approved by security holders 2010 Equity Incentive Plan	50,000	0.17	—
Equity compensation plans not approved by security holders Non-Qualified Stock Options (2)	6,570,000	0.26	—
Total	12,550,122	1.17	10,603,931

(1)
Includes an additional 10,000,000 shares of common stock, $0.01 par value per share, of Global Clean Energy Holdings, Inc., which was amended and restated on November 17, 2023 at the Registrant’s Annual Meeting.

(2)	Represents options to purchase Common Stock issued to officers and consultants pursuant to various employment and consulting agreements.
ITEM 6    [RESERVED].
ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Statements Regarding Forward-Looking Information,” and "Item 1.A - Risk Factors.". Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
Global Clean Energy Holdings, Inc. and its subsidiaries (collectively, herein the “Company,” “we,” “us,” or “our”) is a vertically integrated renewable feedstocks and finished fuels company. Utilizing a farm-to-fuels strategy, our business model is designed to control all aspects of the value chain, with one end of our business anchored in plant science and the other in renewable fuels production. We contract directly with farmers to grow our ultra-low carbon, nonfood, proprietary Camelina crop on fallow land to source sustainable feedstock for our Renewable Fuels Facility in Bakersfield, California (the “Bakersfield Renewable Fuels Facility” or “Facility”). Once it has commenced operations, the 15,000 barrels per day (“BPD”) of nameplate capacity facility will sell up to its full production capacity of renewable diesel (“RD”). We expect production capacity will initially be over 9,000 barrels per day of RD. In the future we intend to source substantially all of our feedstock through our Camelina operations. By eliminating intermediaries and leveraging a vertically integrated model, we have unparalleled control throughout the value chain to maximize margin generation through operational and logistical efficiencies while simultaneously minimizing feedstock costs and our greenhouse gas (“GHG”) footprint.
Over the past 15 years we have developed a portfolio of proprietary elite varieties of Camelina sativa to be used as a feedstock for our Renewable Fuels Facility, providing us with feedstock supply certainty unmatched in the industry. Our Camelina holds several advantages over traditional feedstocks, such as soybean oil, yielding additional Low Carbon Fuel Standard (“LCFS”) credits through a lower carbon intensity (“CI”) score, thereby adding significant value to our end products. As a low water use rotational crop grown on fallow land, Camelina does not impact food production or compete with other crops for scarce water resources. The crop land available for potential Camelina production in the Western half of the U.S. is approximately 35 million acres. In addition, we have identified over 50 million acres of land in South America that is available for Camelina production. By creating additive, nonfood feedstock volume into an undersupplied market, our platform positions us as a globally scalable solution to the “Food vs. Fuel” quandary, while allowing us to continuously lower the carbon intensity of our finished fuels. We believe we can achieve “net zero” GHG footprint on all our finished fuels, including RD, renewable propane, renewable naphtha, and in the future, sustainable aviation fuel.
    By leveraging a vertically integrated model, we should maintain significant control of the full value chain which allows us to produce highly sustainable, low cost, high margin and ultra-low carbon finished fuels.
Bakersfield Renewable Fuels Facility
Since the purchase of the Facility in May 2020, we have been focused on retooling and converting the Facility into a state-of-the-art Renewable Fuels Facility. At design capacity, the Facility is capable of producing approximately 210 million gallons per year of renewable diesel as well as other renewable co-products. Due to hydrogen constraints, we will need to make additional upgrades to the Renewable Fuels Facility in order to produce product at the maximum design capacity. We are reviewing our options to increase the hydrogen capacity on site. Additionally, it is anticipated that the Facility can be expanded to increase the nameplate volume, and we expect to size any hydrogen expansion capacity to a higher nameplate volume.
Our long-term goal is to utilize Camelina oil exclusively as the feedstock for the renewable diesel and other fuels produced at the Facility. Various issues experienced to date and other factors beyond our control have delayed the completion of the Facility. For example, the conversion of the Facility has been delayed due to supply chain issues, engineering, procurement and construction issues with our lead contractor CTCI Americas, Inc. (“CTCI”), including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of the project. We have also experienced inefficiencies and delays from contracted engineering firms and supply chain issues related to the general lack of personnel and specialty firms to perform required material fabrication and the necessity of performing work that was not originally anticipated or budgeted. The project has experienced such delays despite steps taken by us to mitigate such delays. See “Liquidity and Capital Resources – Commercial Agreements” below for an additional discussion regarding the operation date of the Facility.
In order to finance the costs of the Facility acquisition and the development, construction, and operation of the Facility, BKRF OCB, LLC, an indirect, wholly-owned subsidiary of GCEH, is a party to a $523.4 million secured term loan facility (the “Senior Credit Agreement”) as of December 31, 2023. For more details, see "Liquidity and Capital Resources" below.
Camelina Grain Production Operations
A key element of our business plan is to control the development and production of the underlying base materials, or feedstock, required to produce renewable diesel. In order to leverage available cultivation assets, we contract with numerous farmers for the planting of our certified Camelina seed, which is planted to produce Camelina grain.
In North America, our principal focus has been on expanding production of Camelina grain in Montana, Kansas and Colorado. We have also expanded grain production in Washington, Oregon, North Dakota, Nebraska, Oklahoma, and Idaho. For 2024 we have commercial contracts in North America for more than 40,000 acres of Camelina grain production. In Argentina, we have expanded camelina production with Louis Dreyfus Company and they are contracting with growers to plant at least 30,000 acres of our proprietary camelina varieties.
Our global headquarters for Camelina breeding is located in Great Falls, Montana and supports additional breeding and agronomy centers in Kansas, Spain, and Argentina. These additional locations have enabled us to expand testing to over 60 sites spread across multiple continents.

Business and Industry Outlook
Our transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Facility. Until such time as the Facility is operational and is producing renewable fuel products, we will need to raise additional debt or equity financing to fund our operations. There can be no assurances, however, that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company (see “Liquidity and Capital Resources” below).
Once the Facility is fully operational, we intend to immediately commence with the production of renewable diesel. We believe that renewable diesel has a large addressable market. Because renewable diesel is a 100% replacement for petroleum-based diesel, the total addressable market includes the collective consumption of biodiesel, renewable diesel, and petroleum-based diesel. In aggregate, the United States transportation sector consumed 48 billion gallons of these fuels in 2022, with almost 4 billion gallons consumed in California alone. Canada will also represent an important market as it implements its own LCFS program.
We also intend to further develop our Camelina business. For example, when Camelina grain is processed, it is separated into neat plant oil and biomass, the latter of which is a protein rich animal feed supplement similar to canola or soybean meal. An additional benefit of our animal feed is that it is non-GMO. The market for protein meal in the western United States is roughly 5 million tons per year (“MMTPY”), which is supplied primarily from Midwestern states that grow soybeans for protein and oil extraction. The livestock industry in California’s San Joaquin Valley, which has among the largest concentrations of cattle and dairy producers in the United States, imports virtually all its 3 MMTPY of protein meal from out of state, creating a substantial opportunity for our local meal production. Domestic use of protein meal is estimated to be 40 MMTPY.
Results of Operations
Revenues. Since our acquisition of the Facility in May 2020, we have been engaged in retooling the former crude oil refinery into a renewable fuels facility and in further developing our Camelina feedstock production and related supply chain. Accordingly, we did not generate any renewable fuel revenues during the fiscal years ended December 31, 2023 and December 31, 2022, however we did generate $4.8 million and $2.6 million in certified seed and meal sales and Camelina oil sales during the fiscal years ended December 31, 2023 and December 31, 2022, respectively. We do not anticipate generating revenues from the Facility until its completion and commissioning.
General And Administrative Expenses and Facility Expenses. General and administrative expenses consist of expenses relating to corporate overhead functions and operations. Our general and administrative expenses increased by $6.1 million, or 14%, from $43.0 million in fiscal year 2022 to $49.1 million in fiscal year 2023. This increase was due to an increase in personnel and related costs for the entire year, legal and professional fees, general administrative expenses and increased activities of the Facility as we work towards commissioning. We expect that our general and administrative expenses will continue to increase in 2024 as the development of the upstream operations expand and the Facility becomes fully operational. Facility expenses primarily consist of maintenance costs to keep the Facility in an operational mode and expenses normally related to the operations of a refinery. The 2023 facility expense was $27.5 million, an increase of $7.9 million as compared to $19.6 million in 2022 and was due primarily to an increase in temporary and contract labor, property taxes, utilities, and health, safety and environmental related expenses.
Other Income/Expense. Other income increased by $3.6 million year over year from $10.0 million in 2023 compared to $13.6 million in 2022 with the increase driven by the change in the fair value of our Class B Units. Changes in fair value of the Class B Units are driven primarily by market and contractual changes that impact the future cash projection eligible for distribution, including but not limited to a change in interest rate, additional borrowing, an acceleration of the maturity date and a delay in operations. The value of the Class B Units is expected to fluctuate based on various market conditions and refinery operational estimates and assumptions. The Company recognized a $8.4 million and $12.7 million gain on the fair value remeasurement of outstanding Class B units for the years ended December 31, 2023 and 2022, respectively. Additionally, the Company had no comparable item to the loss of $4.0 million related to extinguishment of certain debt and a $4.5 million gain for the decrease in fair value of a warrant commitment liability for the year ended December 31, 2022.
Interest Income/Expense. Our net interest expenses consisted of accrued and paid interest of $4.2 million and $3.8 million, during the fiscal years ended December 31, 2023 and December 31, 2022, respectively. We believe our interest expense will increase significantly in the future once the construction of our Facility is completed. The construction period interest associated with the Senior Credit Agreement and CTCI EPC Agreement is capitalized as part of the cost of the Facility and therefore does not impact our interest expense currently.
Net losses. For the year ended December 31, 2023, we incurred an operating loss of $95.4 million, an increase of $31.2 million from our operating loss of $64.3 million in fiscal year 2022. Our operating loss increased primarily as a result of the increase in activity related to our retooling of the Facility, higher utility, personnel costs, professional fees and the expansion and related increased activities in our Camelina business. We expect to continue to incur losses until our Facility becomes fully operational.
Liquidity and Capital Resources
General. As of December 31, 2023 and December 31, 2022, we had approximately $3.7 million and $7.4 million of cash, respectively. Of these amounts, $1.8 million and $1.6 million, respectively, is restricted and can only be spent on the Facility pursuant to the terms of our Senior Credit Agreement. Of the restricted amounts, $0.1 million as of December 31, 2022, is considered long-term and is expected to be capitalized into the Facility project. On December 31, 2023 and December 31, 2022 we had negative working capital of $217.5 million and $68.7 million, respectively. This working capital does not consider the long-term restricted cash identified above. Our Facility is still under construction, and we do not expect to generate any revenue from our Facility until the Facility commences commercial operations. We believe, based on the schedule provided to us by our lead contractor CTCI, and current work effort, that initial operations at the Facility will commence during the second quarter of 2024, however, there can be no assurance that operations will commence within this time period. In addition, we may incur additional costs as a result of the delays (See Note K - Commitments and Contingencies for more detail on additional costs). See “Commercial Agreements” below for an additional discussion regarding the operation date of the Facility and our Offtake Agreement.
Sources of Liquidity. Our sources of liquidity consist of $1.9 million of unrestricted cash on hand. On July 5, 2023, we entered into Amendment No. 13 to the Senior Credit Agreement, which provided for an incremental $110 million in borrowing capacity in the form of Tranche D loans, which may be increased to $140 million of total borrowing capacity upon the consent of the Required Lenders (as defined in the Senior Credit Agreement). On April 9, 2024, we entered into Amendment No. 14 to the Senior Credit Agreement, which provided for an additional $25.0 million in borrowing capacity under Tranche D loans. As of April 16, 2024, the Company is operating with $9.0 million of borrowing capacity under the Senior Credit Agreement. While our Senior Lenders continue approving and funding draw requests on an as-submitted basis and there are ongoing discussions with the Senior Lenders concerning increasing borrowing capacity under the Senior Credit Agreement, there can be no assurance that such future draw requests will be successful. We have incurred net losses of $89.9 million and $54.1 million during the years ended December 31, 2023 and 2022, respectively, and as of December 31, 2023, we had an accumulated deficit of $261.7 million. We estimate that we will require approximately $25.7 million beginning April 16, 2024 to fund completion of the Facility and other operational requirements, including $25.2 million to support our growing Camelina business through March 31, 2025 and an additional $40.0 million to fund the initial feedstock required for operations. We will also be required to begin making installment payments of our EPC deferred payment and a deferred payment to our project management service provider (as further discussed in Note K - Commitments and Contingencies) once we achieve Substantial Completion, as defined by the CTCI EPC Agreement, as amended, which management does not estimate will occur until the first quarter of 2025. The EPC deferred payment (excluding contingent amounts) and deferred payment to the project management service provider totaled $229.7 million and $5.3 million, respectively, as of December 31, 2023. In addition, under the Senior Credit Agreement, the Company is required to raise $10.0 million by April 30, 2024 and an additional $170.0 million by July 5, 2024 to refinance a portion of the senior debt, and will require $117.1 million for cash interest payments (if not otherwise permitted to pay interest in-kind) related to the senior debt. The Senior Credit Agreement also requires that we maintain a debt balance of not more than $470.0 million on and after June 30, 2024, and $370.0 million on and after June 30, 2025, and if proceeds from the required capital raises or cash from operations are insufficient to pay down the senior debt to achieve these debt balances, we will be required to undertake additional financings to meet the target debt balance of $470.0 million on and after June 30, 2024. As a result, as of December 31, 2023, $170.5 million of the Senior Credit Agreement balance is included in the current portion of long-term debt. The current portion is comprised of (1) payment required based on the Tranche D waterfall structure to include principal, interest and premium of a 1.25x multiple on invested capital (“MOIC”) and (2) additional payment of approximately $26.5 million required to achieve the targeted debt balance of not more than $470.0 million after successful raise of the $170.0 million by July 5, 2024. Also, under the terms of the Series C Preferred Stock, the Company will be required to pay dividend payments of $29.7 million starting June 30, 2024 through March 31, 2025. In addition, we have a fixed payment obligation of $30.8 million, as subsequently amended in January 2024, that is due to be paid in full by December 2024. We do not have any other credit or equity facilities available with financial institutions, stockholders, or third party investors, and as a result will be required to obtain additional debt or equity financing on a best efforts basis. There is no assurance, however, that we can raise the capital necessary to fund our business plan. Failure to raise the required capital will have a material and adverse effect on our operations, and could cause us to curtail operations.
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
Senior Credit Agreement. As of December 31, 2023, we have borrowed $523.4 million under our Senior Credit Agreement. Proceeds from the Senior Credit Agreement have been, and will continue to be used to fund the pre-operational expenses and the capital costs of the Facility, and, indirectly, our Camelina business from time-to-time. As of April 9, 2024, the Company entered into Amendment No. 14 to the Senior Credit Agreement that provided for, an increase to the Tranche D loan facility up to $165.0 million, providing $25.0 million of new funding. As of April 16, 2024, the Company is operating with $9.0 million of borrowing capacity under the Senior Credit Agreement. While our Senior Lenders continue approving and funding draw requests on an as-submitted basis and there are ongoing discussions with the Senior Lenders concerning increasing borrowing capacity under the Senior Credit Agreement, there can be no assurance that such future draw requests will be successful.
On January 30, 2023, we entered into Amendment No. 10 to our Senior Credit Agreement, pursuant to which, among other things, the lenders agreed to a series of Tranche C Commitments under the Senior Credit Agreement in an amount of up to $40.0 million, which will be available to be drawn through June 30, 2023. In addition, the amendment provided for (i) an increase in the underlying interest rate on the loans following the effective date of the amendment from 12.5% to 15.0%, (ii) the ability to pay interest in kind (in lieu of a cash payment) for the periods ending December 31, 2023, (iii) a change in the maturity date to December 31, 2025, (iv) an agreement to raise at least $10.0 million in new capital by March 31, 2023, and $100.0 million by April 1, 2024, and (v) certain governance rights, including certain limited rights for the Administrative Agent to put forth nominees to the Board of Directors of the Company. The requirement to raise at least $10.0 million in new capital was subsequently extended to April 30, 2024. The $100.0 million of new capital was subsequently increased to $170.0 million of new capital to be raise by July 5, 2024 in connection with Amendment No. 13 to the Senior Credit Agreement.
On July 5, 2023, the Company entered into Amendment No. 13 to the Senior Credit Agreement that provides for, among other things, a new $110.0 million Tranche D term loan facility, which may be increased up to $140.0 million upon the consent of the Required Lenders (as defined within Amendment No. 13). At close of Amendment No. 13, $36.0 million was committed, including $7.0 million of new funding and $29.0 million converted from Tranche C. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent until April 30, 2024. As previously stated, the Senior Lenders are approving and funding draw requests on an as-submitted basis. There can be no assurance that such future draw requests will be successful.
The Senior Credit Agreement contains certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Senior Credit Agreement, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. The Senior Credit Agreement also provides for events of default upon the termination of certain agreements relating to the Facility, including the Offtake Agreement, subject to the conditions described in the Senior Credit Agreement.
Short Term Commitments. Our financial commitments during the next twelve months include a fixed payment obligation that arose from the settlement of a derivative contract that we amended on April 20, 2020, which required us to pay $20.2 million beginning in May 2022 from the cash generated by the Facility’s operations. Since the Facility was not commercially operational for us to make payments from Facility operations, we amended the agreement in May 2022 and again in February 2023. Effective February 27, 2023, the Company amended its fixed payment obligation whereby we were obligated to make payments beginning in September 2023 with the first payment of $1.2 million and escalating monthly with the final payment of $6.0 million scheduled for March 2024. The Company did not make any payments beginning in September 2023, and the full amount remains outstanding as of April 16, 2024. The total amount of the payments is $26.4 million as of December 31, 2023. The fixed payment obligation was subsequently amended and the total amount of payments increased to $30.8 million.

The Company has arrangements with independent growers of our Camelina crop, whereby the Company has agreed to pay a fee based on the amount of delivered Camelina grain. As of December 31, 2023, the Company estimates that a total of $11.4 million in future payments may be incurred once delivery of the grain is completed over the next seven months. Actual amounts to be owed are subject to change based on the actual volumes of on-spec quantities delivered by the growers.
Long Term Commitments. Our long-term commitments include the purchase of certain grades of soybean oil as feedstock for production of renewable diesel at the Facility pursuant to a supply agreement, under which the supplier has agreed to supply a maximum volume of 1.2 billion pounds of feedstock over a period of twenty-four months, with such maximum volume being equally allotted between four 6-month segments or periods. The supply agreement may be extended for an additional segment or period to capture any shortfall of purchases during its primary term. A condition to the sale and purchase of the feedstock is the completion and commissioning of the Facility, and until such condition has been satisfied the Company has no obligation to purchase such feedstock under the supply agreement. On March 25, 2024, the Company entered into a “Termination Agreement” with its feedstock supplier for the Facility and is currently pursuing an alternative feedstock arrangement for when the Company commences operations. The Company will pay the termination consideration of $3.0 million. The initial payment of $2.0 million was paid on April 10, 2024, with the the remaining payments to be made quarterly thereafter through the second quarter of 2025.
Commercial Agreements. Our transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Facility. If we are able to enforce our rights under the Offtake Agreement, or it is otherwise determined that the termination of the Offtake Agreement by ExxonMobil was not effective under applicable law, the Offtake Agreement will provide for the purchase by ExxonMobil of a minimum of 135 million gallons per year of renewable diesel from the Facility for a period of 66 months following the date that the Facility commences commercial operations, and 67.5 million gallons of renewable diesel for the final six month period of the initial term (for a total of 742.5 million gallons during the initial term of 66 months). The price of the renewable diesel to be sold under the Offtake Agreement is based on a combination of a fixed price and a variable price. Similarly, the Term Purchase Agreement (“TPA”) would give ExxonMobil the right to purchase the additional renewable diesel that is not sold to ExxonMobil under the Offtake Agreement.
Inflation. During the fiscal years ended December 31, 2023 and December 31, 2022 we have experienced increases in prices of products, services and the costs of inputs used in our operations (such as the cost of natural gas, utilities, transportation and labor) throughout our organization. These increases could have a material impact on our operations.
We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.
Critical Accounting Policies and Estimates
For more information regarding the Company’s significant accounting policies, as well as recent accounting pronouncements, see Note C in the consolidated financial statements referred to in Item 15, listed in the Index to Financial Statements as a part of this Annual Report on Form 10-K.
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
The Company’s most critical accounting policies and estimates that may materially impact the Company’s results of operations include:
Fair Value of Class B Units - As additional consideration for the senior loans, the Senior Lenders are issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB, LLC, as the Company draws on the Senior Credit Agreement. The Company classifies the Class B units as mandatorily redeemable financial instruments in accordance with ASC 480, “Distinguishing Liabilities From Equity” (“ASC 480”). The Company has elected to record these financial instruments at fair value pursuant to the fair value option in ASC 825-10, “Financial Instruments” (“ASC 825-10”). The Class B Units meet the definition of a mandatorily redeemable financial instrument under ASC 480, Distinguishing Liabilities From Equity, because BKRF HCB, LLC has an unconditional obligation to redeem the Class B Units by transferring assets at a specified time. At each borrowing the Company will initially recognize the Class B Unit liability based on the issuance date fair value with an offset to the discount on the Senior Credit Agreement. The Company remeasures their Class B Units at fair value at each reporting date with changes recognized in other income/expense. The Company uses a Monte Carlo Simulation and takes the average over 100,000 iterations. This simulation incorporates inputs such as projected cash flows, discount rate, expected volatility, and risk-free interest rate. The sensitivity of the fair value calculation to these methods, assumptions, and estimates could create materially different results under different conditions or using different assumptions.
Issuance of Warrants and Series C Preferred Shares - On July 5, 2023, the Company entered into Amendment No. 13 to the Senior Credit Agreement that provided for, among other things, a new $110.0 million Tranche D term loan facility, which may be increased up to $140.0 million upon the consent of the Required Lenders (as defined within Amendment No. 13). In connection with Amendment No. 13 and the conversion of Tranche C term loans to Tranche D term loans, 10,875,000 of certain outstanding warrants that were previously issued to certain Senior Lenders were cancelled and reissued as new warrants to purchase up to 10,875,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share (the “Lender Warrants”). On February 23, 2022, the Company completed a private placement of an aggregate of 145,000 preferred shares (125,000 and 20,000 shares to ExxonMobil Renewables, an affiliate of ExxonMobil, and the Senior Lenders, respectively) of Series C Preferred Stock and warrants exercisable to purchase an aggregate of 18,547,731 (5,017,008 issued to settle the Warrant Commitment Liability to the Senior Lenders - see Note H in the accompanying consolidated financial statements) shares of our common stock at an exercise price of $2.25 per share to ExxonMobil Renewables, and 11 other institutional investors (all of whom are also lenders under our existing Senior Credit Agreement), for an aggregate purchase price of $145.0 million and the settlement of the Warrant Commitment Liability (see Note H in the accompanying consolidated financial statements). As a result of the difference between the $20.0 million received by the Company from the Senior Lenders for the purchase of the Series C Preferred Stock and the fair value of the Series C Preferred Stock, the Company recorded a $9.9 million deemed contribution from the Senior Lenders to Additional paid-in capital. The Company accounted for the Series C Preferred in accordance with ASC 480 as the shares are redeemable for cash upon the occurrence of certain events that are not solely within the control of the Company and after the fifth anniversary of issuance. The Company accounted for the warrants also in accordance with ASC 480 and ASC 815 as the warrants are indexed to the Company’s own stock and are contractually settled in shares. The Company allocated the proceeds from the transaction based on the fair values of each instrument in accordance with ASC 820. The Company used a Black-Scholes option-pricing model that incorporated inputs such as the expected volatility, risk-free interest rate, the effective debt yield, the expected term, and the fair value of our common stock. The sensitivity of the fair value calculation to these methods, assumptions, and estimates could create materially different results under different conditions or using different assumptions.
Valuation of Warrants for Contract with Customer - As additional consideration for ExxonMobil’s investment, we also granted ExxonMobil Renewables additional warrants (the “GCEH Tranche II Warrants”) to purchase up to 6.5 million shares of common stock at an exercise price per share of $3.75 until February 22, 2028, and a warrant to acquire 33% 19,701,493 shares) of our SusOils subsidiary for an exercise price of $1.675 per share until February 27, 2027 (“SusOil Warrant”). On August 5, 2022, the GCEH Tranche II Warrants were amended to an exercise price of $2.25 per share and the exercise period for all of the ExxonMobil warrants were extended to December 23, 2028. Each of the GCEH Warrants, GCEH Tranche II Warrants and SusOil Warrant may be exercised for cash or by means of cashless exercise, however the GCEH Tranche II Warrants cannot be exercised until the earlier of (i) the date on which ExxonMobil exercises its option to extend the Initial Term of the Offtake Agreement into the Renewal Term (as defined by the Offtake Agreement) or (ii) a change of control, sale, or the dissolution of the Company. On August 5, 2022, the SusOil Warrant was amended to an exercise price of $1.0 million ($0.05070 per share) in consideration for amendments to the Company’s Product Offtake Agreement and Term Purchase Agreement. The Company accounted for the valuation of newly issued warrants and the modification of existing warrants to a customer as consideration payable to the customer in accordance with ASC 606. This amount was reflected initially as a long-term Contract asset - related party, on the consolidated balance sheets, which was subsequently impaired as of December 31, 2023. The Company valued this consideration in accordance with ASC 718, Compensation – Stock Compensation, using the Black-Scholes option pricing model. This model incorporates inputs such as the fair value of our common stock, estimated term, the expected volatility, the discount rate, projected cash flows, the discount for lack of marketability, and the risk-free interest rate. The sensitivity of the fair value calculation to these methods, assumptions, and estimates could create materially different results under different conditions or using different assumptions.
Recoverability of Long-lived and Intangible Assets - We test for impairment of Goodwill on an annual basis as of December 31, or more frequently if a significant event or circumstance indicates impairment. For purposes of assessing potential impairment of goodwill, we estimate the fair value of the reporting unit and compare this amount to the carrying value of the reporting unit. If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. We have determined that we operate as one reporting unit and may first assess qualitative factors to determine whether the existence of events or circumstances indicate that an impairment test on goodwill is required.
We test for triggering events for long-lived and definite lived intangible assets, if a significant event or circumstance indicates impairment. We also evaluate the estimated remaining useful lives of acquired intangible assets for changes in circumstances that warrant a revision to the remaining periods of amortization. The Company internally monitors business and market conditions for evidence of triggering events for long-lived and acquired definite lived intangible assets. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, an accumulation of costs and resources in excess of the original expectation, or a significant change in the operations of the acquired assets or use of an asset or asset group. We use estimates, assumptions, and judgments when assessing the recoverability of long-lived assets and acquired definite lived intangible assets. When preparing the expected future cash flows or estimating the fair value of impaired assets, these estimates include future sales volumes, prices, operating costs, discount rates, and capital expenditures, among others. Changes in these estimates and assumptions could materially affect the determination of fair value and impairment for our reporting unit or asset group.
Contingencies - CTCI continues to claim that it has incurred costs in excess of the guaranteed maximum price set forth in the CTCI EPC Agreement, as amended, and is seeking at least $760.0 million in total compensation through the end of the project. While the Company is evaluating CTCI’s claims, we dispute such claims, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement and at law. We accrue for contingent obligations, if any, when it is probable that a liability is incurred and the amount or range of amounts is reasonably estimable. Accordingly, the Company has accrued $372.6 million for CTCI’s claims in the consolidated balance sheet as of December 31, 2023 which includes contingent accrued interest of $8.9 million. Therefore, as of December 31, 2023, the amount of the EPC deferred payment totaled $602.2 million which includes the contingent liability of $372.6 million. As new facts become known, the assumptions related to a contingency are reviewed and adjustments are made, as necessary. Changes in these estimates and assumptions could materially affect the determination for contingent obligation. Any legal costs incurred related to contingencies are expensed as incurred.
Income taxes - Income taxes are accounted for using the asset and liability method. Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. We recognize future tax benefits to the extent that such benefits are more likely than not to be realized.

We record a valuation allowance to reduce the value of a deferred tax asset if based on the consideration of all available evidence, it is more likely than not that all or some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. We evaluate our deferred income taxes at each reporting date to determine if a valuation allowance is required by considering all available evidence, including historical and projected taxable income and tax planning strategies. We will adjust a previously established valuation allowance if we change our assessment of the amount of deferred income tax asset that is more likely than not to be realized. As of December 31, 2023, we have a full valuation allowance against our deferred tax assets.

An estimate of whether a valuation allowance is necessary and the related amount of the valuation allowance contain uncertainties because it requires us to apply judgment to all positive and negative evidence available to us. When considering the likelihood of whether a deferred tax asset will be available to offset future taxable income, we assess, among other things, our historical and projected income or loss.

We record uncertain tax positions, if any, in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We had no uncertain tax positions during the periods presented.
Contract Asset Impairment - In exchange for the August 5, 2022 amendments to the POA and the TPA, the Company provided consideration to ExxonMobil, in the form of warrants, which was capitalized as a contract asset and that was expected to be amortized over the life of the contracts on a per gallon basis as the underlying product, renewable diesel, is produced and sold under the contracts. The Company was notified during 2023 that the POA had been purportedly terminated on the basis that the Start Date under the POA of June 30, 2023 was not achieved. While the Company disputes this purported termination, such purported termination of the POA has created a condition that raises an uncertainty as to the POA and renewable diesel revenues to be received pursuant to the POA. Consequently, management evaluated the recoverability of the contract asset and determined it to be fully impaired as of December 31, 2023 in accordance with ASC 340-40 impairment considerations as management reevaluated the amount of consideration that is expected from the POA and the TPA contracts within the context of ASC 606-10.
Subsequent Events
Fixed Payment Obligation
Effective January 22, 2024, we amended our fixed payment obligation to begin one month after the Facility commences its commercial operations and produces on-spec renewable diesel with the final payment due no later than December 31, 2024. In exchange, the total fixed payment obligation was increased to a total of $30.8 million.
Retirement of Chief Executive Officer and Separation Agreement
On February 23, 2024, Richard Palmer retired from his position as Chief Executive Officer of the Company. Mr. Palmer will continue to serve as a member of the Company’s Board of Directors (the “Board”). Effective February 23, 2024, the Board appointed Noah Verleun to serve as the Company's interim Chief Executive Officer.

In connection with Mr. Palmer’s retirement, the Company and Mr. Palmer entered into a separation agreement and general release (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, the Company agreed to pay Mr. Palmer severance in the form of salary continuation, based on an annual salary of $350,000, over the next 14 months, and is to receive accrued but unpaid salary and bonuses in the amount of $1,049,430, which will be payable concurrently upon any payout under the Company’s previously announced BKRF Short Term Incentive Program for the fiscal year ended December 31, 2023 (the “2023 Plan Payment Date”); provided that the Company may also elect, in its discretion, to pay such amount in equal installments over a period of up 12 months following the 2023 Plan Payment Date (in which case such amount will accrue interest at the prime rate (as quoted by the Wall Street Journal) until paid in full). The Company also agreed to make a one-time cash payment to Mr. Palmer of $750,000, which will be payable within 30 days after the date on which the Company has repaid all amounts under its existing Senior Credit Agreement in full, and all outstanding shares of the Company’s Series C Preferred Stock have been redeemed in full. Finally, Mr. Palmer will be entitled to receive his 2022 Executive Bonus Award of $175,000, and reimbursement for medical, dental and vision premiums (up to $1,871 per month) until October 15, 2025.
Feedstock Supply Agreement

On March 25, 2024, the Company entered into a “Termination Agreement” with its feedstock supplier for the Facility and is currently pursuing an alternative feedstock arrangement for when the Company commences operations. The Company will pay the termination consideration of $3.0 million. The initial payment of $2.0 million was paid on April 10, 2024, with the remaining payments to be made quarterly through the second quarter of 2025.

Intercompany Transactions

On April 9, 2024, BKRF and SusOils entered into an amended and restated secured intercompany note (“A&R Intercompany Note”) to provide additional incremental funding to SusOils under the secured intercompany promissory note, dated September 22, 2023. The original principal amount of the Original Intercompany Note ($15 million), the interest rate (15%) and the maturity date (August 22, 2024) remain unchanged.

In consideration for the extension of the loans and the consents provided by the Administrative Agent, the Company entered into a pledge and security agreement, pursuant to which the Company pledged the equity interests in certain of its subsidiaries to the senior lenders as collateral for amounts owed under the Senior Credit Agreement.

In addition, in connection with the execution of the A&R Intercompany Note, SusOils and BKRF entered into certain intercompany revenue sharing arrangements pursuant to which SusOils will pay to BKRF the Revenue Sharing Percentage of the Gross Revenue generated from the license of SusOil’s patented Camelina varieties for a period of five years, beginning on January 1, 2025. SusOils also licensed to BKRF, on a non-exclusive basis, certain of its patented Camelina varieties, which may be used by BKRF for, among other things, growing Camelina for use at the Company’s Bakersfield Renewable Fuels Facility.

Amendment to Senior Credit Agreement

On April 9, 2024, the Company entered into Amendment No. 14 to the Senior Credit Agreement that provided for, among other things, an increase to the Tranche D loan facility up to $165.0 million, providing $25.0 million of new funding.
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
ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Effective disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosures.
As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report on Form 10-K, management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Report on Internal Control over Financial Reporting.” We are taking the additional remedial steps to address the material weaknesses in our internal control over financial reporting as set forth below under “Management’s Plan for Remediation of Material Weaknesses.”
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
A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management has evaluated the effectiveness of the Company’s ICFR as of December 31, 2023. Management based its assessment on the framework set forth in Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) in conjunction with SEC Release No. 33-8810 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission” (17 CFR PART 241). Because of the material weaknesses described below, management concluded that the Company’s ICFR was not effective as of December 31, 2023:
–Ineffective controls over period-end financial disclosure and reporting processes, including not timely performing certain reconciliations and the completeness and accuracy of those reconciliations, lack of approvals of journal entries, lack of effectiveness of controls over accurate accounting and financial reporting and reviewing the underlying financial statement elements.
–Inadequate segregation of duties in various business processes.
–Incomplete mapping of our risk assessment to our accounting processes and control objectives.
Management believes that the material weaknesses arose because the Facility had minimal controls in place when it was purchased in May 2020, and as of December 31, 2023 the Company had not completed its implementation of all the internal controls and procedures. The Company is taking measures to remediate these deficiencies as it prepares for the commencing of commercial operations at the Facility.
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
a)The Company has hired qualified accounting personnel and outside resources who are experienced in U.S. GAAP financial reporting and SOX controls.
b)The Company is in process of implementing new controls and more robust financial reporting information technology capabilities, accounting and management controls over its accounting and financial reporting functions at all of its facilities.
c)The Company has engaged independent consultants to assist the Company in improving its internal control over financial reporting, as well as to assist with technical accounting matters. The Company plans to actively work through control reviews and implementation commensurate with the start-up of commercial operations at the Facility with plans to have key controls in place by the end of 2024.
d)We developed information technology general controls documentation and designed and implemented new controls over the primary systems supporting the key financial processes, including the implementation of change management tools and cybersecurity general controls.
e)We designed and implemented information technology and cybersecurity controls for periodic user access reviews and system's security role over primary systems supporting the key financial processes.
Changes in Internal Control Over Financial Reporting
Other than as described above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B    OTHER INFORMATION
During the three months ended December 31, 2023, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors

Set forth below is information regarding our current directors, including information furnished by them as to their principal occupations for the last five years, and their ages as of April 16, 2024.

Name	Age	Position
David R. Walker	79	Chairman of the Board
Richard Palmer	63	Director
Susan L. Anhalt	54	Director
Phyllis E. Currie	77	Director
Timothy J. Iezzoni	37	Director
Martin Wenzel	66	Director
Amy K. Wood	51	Director

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

Richard Palmer

Richard Palmer has been a member of the Board of Directors since September 2007 and served as our Chief Executive Officer from December 2007 until his retirement in February 2024. Mr. Palmer served as our President from September 2007 to April 2022. Prior to joining the Company in 2007, Mr. Palmer was a co-founder of Mobius Risk Group, LLC, an energy risk advisory services consulting company that was formed in January 2002 and was a principal and Executive Vice President of that consulting company until September 2007. From 1997 to 2002, Mr. Palmer was a Senior Director at Enron Energy Services. Prior thereto, from 1995 to 1996 Mr. Palmer was a Vice President of Bentley Engineering, and a Senior Vice President of Southland Industries from 1993 to 1996. Mr. Palmer received his designation as a Certified Energy Manager in 1999 and holds two Business Management Certificates from University of Southern California’s Business School. Mr. Palmer was the founder and then Trustee and President of the Center for Sustainable Energy Farming (CFSEF), a non-profit research institute dedicated to sustainable communities, fueled by socially-responsible clean energy for 10 years and was a long-term member of the American Society of Plant Biologists and the Union of Concerned Scientists. Mr. Palmer has previously served on the Roundtable on Sustainable Biomaterials (RSB) Services Foundation's Board of Directors and held the Chairman role from April until December 2013.

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

Mr. Wenzel has been the President of Javaman LLC, an energy consultancy practice since June 2019. He served as an Executive Vice President for Heorot Power Holdings from June 2016 to March 2021. Prior to joining Heorot Power Holdings, Mr. Wenzel served as Executive Vice President for Beowulf Energy from July 2012 to June 2016. Prior to his work at Beowulf, he was the President and Chief Executive Officer for Colorado Energy Management (2007-2012.) Mr. Wenzel was the Senior Vice President (Sales and Marketing) of Miasole Inc., a producer of solar cell products. Mr. Wenzel was President and Chief Executive Officer of Alpha Energy LLC from 2001 to 2004. Mr. Wenzel holds an Executive MBA from Columbia Business School, a master’s degree in Systems Management from the University of Southern California, and a bachelor’s degree in Engineering and Management from the U.S. Naval Academy.

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

Executive Officers

The following table sets forth information regarding our current executive officers as of April 16, 2024.

Name	Age	Position
Noah Verleun (1)	41	President & interim Chief Executive Officer
Wade Adkins	44	Executive Vice President, Chief Financial Officer
Antonio D’Amico	59	Senior Vice President, Chief Administrative Officer & General Counsel
Michael Karst	62	Senior Vice President; President, Sustainable Oils, Inc

(1)	Mr. Verleun was appointed as the Company’s interim Chief Executive Officer on February 23, 2024.

Noah Verleun

Noah Verleun was appointed as the Company’s President on April 27, 2022, and interim Chief Executive Officer on February 23, 2024. He previously served as our Executive Vice President of Development & Regulatory Affairs since May 2020. Mr. Verleun has held various roles at the Company and its related entities since 2010. Prior to joining the Company, Mr. Verleun worked for JP Morgan PWM, Rockefeller University in its office of investments and OC&C

Strategy Consultants in London. He received a Bachelor of Science degree in Economics and a Master of Public Policy degree from the University of Southern California.

Wade Adkins

Wade Adkins was appointed as the Company's Executive Vice President and Chief Financial Officer on November 17, 2023. He previously served as our Senior Vice President and Chief Accounting Officer since September 2023. Mr. Adkins previously served as the Chief Financial Officer at Crossbridge Energy Partners, a global energy transition-focused platform in the downstream sector, from June 2021 to December 2022. Prior to that, he served as the VP of Finance for Origin International, Inc., a waste oil recycling and mobile vapor recovery company from May 2019 to June 2021. He also served in multiple accounting roles at Laureate Education, Inc., a higher-education public company, including Senior Director of Technical Accounting and Controller, and began his career with ten years at RSM US LLP between its assurance and transaction advisory services. Adkins is an active CPA and holds dual bachelor's degrees from Salisbury University in Accounting and Management Information Systems.

Antonio D’Amico

Antonio D’Amico has been Executive Vice President, Chief Administrative Officer and General Counsel of the Company since April 2023. Mr. D’Amico joined the Company as Senior Vice President in a similar functional capacity in February 2022. Between April 2020 and February 2022, Mr. D’Amico was with AECOM where he served as Senior Vice President, Deputy General Counsel and Chief Ethics & Compliance Officer and prior to that as Senior Vice President, Legal and Special Projects. Prior to that, from May 2018 to March 2019, Mr. D’Amico served as Executive Vice President, General Counsel and Corporate Secretary at Maverick Natural Resources, LLC, and as Vice President, Investor Relations & Government Affairs at Breitburn Energy Partners LP, its predecessor company, from April 2014 to May 2018. He held increasingly senior positions with Occidental Petroleum Corporation from 1996 to 2014, the last being Senior Assistant General Counsel, and began his legal career at Skadden, Arps, Slate, Meagher & Flom. He obtained a J.D. from DePaul University College of Law and a B.S. in Journalism from Northwestern University.

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

Audit Committee and Audit Committee Financial Expert

Our Board has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consisting of Ms. Currie (Chair), Ms. Anhalt and Mr. Walker. Our Board of Directors has determined that each of the current members of the Audit Committee is a non-employee director and is independent as defined under the NASDAQ Stock Market’s listing standards. In addition, each of the members of the Audit Committee has knowledge of financial matters, and Ms. Currie is an “audit committee financial expert” as defined in applicable SEC rules. The Audit Committee charter is available on our website at www.gceholdings.com. The information found on, or accessible through, our website is not incorporated into, and does not form a part of this Annual Report on Form 10-K.

Code of Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics that applies to our principal executive officers, principal financial officer or controller, or persons performing similar functions (“Code of Ethics”). A copy of our Code of Ethics will be furnished without charge to any person upon written request. Requests should be sent to: Corporate Secretary, Global Clean Energy Holdings, Inc. 2790 Skypark Drive, Suite 105, Torrance, California 90505. Our Code of Ethics is also available under the “Company” section of our website at www.gceholdings.com. We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Conduct and Ethics and any waiver from any provision to it by posting such information on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and officers and persons who beneficially own more than 10% of a class of our equity securities registered under Section 12 of the Exchange Act with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. To the Company’s knowledge, based solely on a review of the Section 16(a) reports filed electronically with the SEC and written representations that no other reports were required, all reports required by Section 16(a) applicable to our executive officers and directors and greater than 10% beneficial owners were filed on a timely basis during 2023 except for the following: two Form 4 filings for Richard Palmer, one Form 4 filing for Noah Verleun, one Form 3 filing for Wade Adkins, one Form 3 filing for Timothy Iezzoni and two Form 4 filings for Michael Zilkha.

Insider Trading Policy

Pursuant to the Company’s Insider Trading Policy, directors and executive officers of the Company are prohibited from engaging in any kind of hedging activity involving Company securities, including forward sale or purchase contracts, equity swaps, collars or exchange funds, or engaging in transactions in puts, calls or other derivative instruments that relate to or involve Company securities. In addition, directors and executive officers are prohibited from pledging any Company securities as collateral or holding such securities in a margin account.
ITEM 11    EXECUTIVE COMPENSATION
Summary Compensation Table.
The following table sets forth compensation for services rendered in all capacities to the Company for the following individuals: (i) each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, (ii) the two most highly compensated executive officers, other than our Chief Executive Officer, who was employed with the Company on December 31, 2023, and (iii) up to two other executive officers who would otherwise have been one of our two most highly compensated executive officers but for the fact that they were no longer serving as an executive officer as of December 31, 2023 (the foregoing executives are herein collectively referred to as the “Named Executive Officers”).

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)	Bonus Paid or Accrued ($) (4)	Option Awards ($) (5)	All Other Compensation ($) (6)	Total ($)
Richard Palmer	2023	$350,000	$437,500	$—	$42,500	$830,000
Chief Executive Officer (1)	2022	350,000	1,350,000	—	69,100	$1,769,100

Noah Verleun	2023	450,000	942,500	126,000	22,500	$1,541,000
President (2)	2022	401,365	605,000	1,286,000	45,737	$2,338,102

Antonio D'Amico	2023	396,154	458,250	100,800	20,931	$976,135
Chief Administrative Officer and General Counsel (3)	2022	288,479	273,750	282,202	12,947	$857,379

(1)	Mr. Palmer served as our Chief Executive Officer from December 2007 until his retirement in February 2024.
(2)
Mr. Verleun was appointed as the Company’s President in April 2022, and before that served as our Executive Vice President-Development & Regulatory Affairs since May 2020. Mr. Verleun was appointed as the Company’s interim Chief Executive Officer on February 23, 2024.

(3)	Mr. D'Amico was appointed as the Company's Senior Vice President, Chief Administrative Officer & General Counsel on January 31, 2022.
(4)	Bonus amounts included herein for the year 2023 are for both 2022 and 2023 service years and such bonuses were accrued but not paid in 2023. Mr Verleun was paid a bonus of $155,000 in 2023 related to services in 2022. Bonus amounts included herein for the year 2022 are for both 2021 and 2022 service years and such bonuses were accrued but not paid in 2022. Mr. Palmer was paid a bonus of $1,000,000 in 2022 related to services prior to 2021.
(5)
Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures. For assumptions used in determining grant date fair market value, refer to Note I - Stock Options and Warrants of Notes to the Financial Statements included in the Company’s Annual Report for 2023. The amounts reported for these options may not represent the actual economic values that our Named Executive Officers will realize from these options as the actual value realized will depend on our performance, stock price and their continued employment.

(6)
Amounts under the "All Other Compensation" column consist of the following for the years 2023 and 2022 represent amounts paid under the Company's 401(k) company match program. Mr. Palmer's 2023 and 2022 amount also includes a car allowance for $27,000 and $16,500, respectively. Mr. Palmer's amounts do not include $50,000 of interest that accrued on his outstanding convertible promissory note.

Option Grants
Noah Verleun. In connection with his appointment as President on April 27, 2022, Mr. Verleun was granted a stock option to purchase 1,200,000 shares of Common Stock under the Company’s amended and restated 2020 Equity Incentive Plan. The option has a five-year term, and an exercise price of $3.60 per share, which was the market closing price of the Company’s common stock on the business day before the effective date of the grant. The foregoing option vests as follows: (A) 50% (600,000 shares) in three equal tranches of 200,000 shares after the Company’s common stock price has achieved and maintained (i) $10.00 per share for 45 consecutive trading days for tranche one; (ii) after tranche one has vested, $15.00 per share for 45 consecutive trading days for tranche two; and (iii) after tranche two has vested, $20.00 per share for 45 consecutive trading days, for tranche three; and (B) 50% (600,000 shares) will vest in equal quarterly installments on the last day of each of the next 12 quarters. On April 24, 2023, Mr. Verleun was granted an option to purchase 250,000 shares of common stock at an exercise price of $0.75 per share (the closing price of the Company's common stock on the date before the grant). The option has a five-year term and vests in twelve equal quarterly installments.
Antonio D’Amico. Upon joining the Company, Mr. D’Amico was granted an incentive stock option to purchase 100,000 shares of Common Stock under the Company’s 2020 Equity Incentive Plan. The foregoing options have an exercise price of $3.90 (the closing trading price on the day prior to the date of his employment), a five-year term, and of which 25% vested on February 28, 2022, and the remaining 75% vest in 12 equal quarterly installments. On August 25, 2022, Mr. D’Amico was granted an option to purchase 44,900 shares of common stock at an exercise price of $2.10 per share (the closing price of the Company’s common stock on the date before the grant). The option has a five-year term and vests in twelve equal quarterly installments. On April 24, 2023, Mr. D’Amico was granted an option to purchase 200,000 shares of common stock at an exercise price of $0.75 per share (the closing price of the Company's common stock on the date before the grant). The option has a five-year term and vests in twelve equal quarterly installments.
Employment Agreements
Richard Palmer. Until his retirement in February 2024, Mr. Palmer was party to an employment agreement that provided for an annual base salary of $350,000 per year. Mr. Palmer was also entitled to receive an annual bonus if Mr. Palmer met certain performance targets, with a target annual bonus amount of 50% of Mr. Palmer’s base salary. If Mr. Palmer’s employment had been terminated as a result of his death or disability, or by him for “Good Reason”, then in addition to receiving a payment of all outstanding sums due and owing to him at the time of separation, the Company would have been required to pay Mr. Palmer (or his estate) an amount equal to twelve months of Mr. Palmer’s then-current base salary in the form of salary continuation, plus payment of Mr. Palmer’s and his family’s medical insurance premiums.

Noah Verleun. On April 27, 2022, the Company entered into a three-year employment agreement with Mr. Verleun under which he has agreed serve as the Company’s President. Under this employment agreement Mr. Verleun is entitled to an annual base salary of $450,000 per year for the first twelve months of his employment. Thereafter, his annual base salary will be increased consistent with the Company’s compensation plans for its senior executives. Mr. Verleun will also be eligible to participate in the Company’s annual bonus plan, pursuant to which he will have the opportunity to earn an annual cash bonus equal to one hundred percent (100%) of his annual base salary based on the achievement of certain specified objectives. In connection with this new employment agreement, Mr. Verleun was granted a stock option to purchase 1,200,000 shares of common stock under the Company’s 2020 Equity Incentive Plan. The option has a five-year term, and an exercise price of $3.60 per share, which was the market closing price of the Company’s stock on the business day before the effective date of this agreement. The foregoing option vests as follows: (A) 600,000 shares (50%) in three equal tranches of 200,000 shares after the Company’s common stock price has achieved and maintained (i) $10.00 per share for 45 consecutive trading days for tranche one; (ii) after tranche one has vested, $15.00 per share for 45 consecutive trading days for tranche two; and (iii) after tranche two has vested, $20.00 per share for 45 consecutive trading days, for tranche three; and (B) 600,000 (50%) will vest in equal quarterly installments on the last day of each of the next 12 quarters.
Antonio D’Amico. On January 31, 2022, the Company entered into an employment agreement with Antonio D’Amico to serve as the Company’s Senior Vice President, Chief Administrative Officer & General Counsel. Mr. D’Amico’s employment agreement became effective on February 28, 2022 and has a three year term from that date. Under his employment agreement Mr. D’Amico is entitled to an annual base salary of $325,000 per year for the first twelve months of his employment, which base salary will increase to $365,000 on the earlier to occur of the twelve-month anniversary of his employment, or the commercial operation of the Company’s Bakersfield, California Facility. Thereafter, his annual base salary will be increased consistent with the Company’s compensation plans for its senior executives. Mr. D’Amico will also be eligible to participate in the Company’s annual bonus plan, pursuant to which he will have the opportunity to earn an annual cash bonus targeted at fifty percent (50%) of his annual base salary based on the achievement of certain specified objectives. Upon joining the Company, Mr. D’Amico was granted an incentive stock option to purchase 100,000 shares of Common Stock under the Company’s 2020 Equity Incentive Plan. The foregoing options have an exercise price of $3.90 (the closing trading price on the day prior to the date of his employment), a five-year term, and of which 25% vested on February 28, 2022, and the remaining 75% vest in 12 equal quarterly installments. On August 25, 2022, Mr. D’Amico was granted an option to purchase 44,900 shares of common stock at an exercise price of $2.10 per share (the closing price of the Company’s common stock on the date before the grant). The option has a five-year term and vests in twelve equal quarterly installments.
Amended & Restated Non-Solicitation and Confidentiality Agreements. In order to fund the Company’s purchase of the Renewable Fuels Facility in Bakersfield, California in May 2020, the Company entered into various credit and other agreements with certain institutional lenders. In connection with these credit agreements, Mr. Palmer and Mr. Verleun entered into substantially identical Amended & Restated Non-Solicitation and Confidentiality Agreements (the “Non-Solicitation and Confidentiality Agreements”) with subsidiaries of the Company. Under the Non-Solicitation And Confidentiality Agreements, both Mr. Palmer and Mr. Verleun each individually agreed that, during the period that they are employed by the Company or any of the Company’s subsidiaries or affiliates that are involved in the production of renewable diesel, they will not, directly or indirectly, (i) solicit, divert or take away any customers, clients, offtake parties, business acquisition or other business opportunity of the Company related to the production of renewable diesel in the U.S., (ii) contact or solicit (other than through general advertising or solicitations not targeted at the Company’s employees), with respect to hiring, or knowingly hire any employee or consultant of the Company or any person employed or engaged as a service provider by the Company at any time during the 12 month period immediately preceding the termination of their employment, (iii) induce, advise or encourage any employee or consultant of the Company to leave his or employment or engagement with the Company, or (iv) induce any distributor or supplier (including, without limitation, suppliers of feedstocks, consumables, equipment, or construction services), customer, client, or other counterparty of the Company to terminate or modify its relationship with the Company. However, nothing in the Non-Solicitation and Confidentiality Agreements is intended to prevent either Mr. Palmer or Mr. Verleun from engaging in, or otherwise being involved in, the development, production, cultivation, distribution, storage, marketing and sale of renewable fuel feedstocks, including Camelina, or the ownership of an equity or profits interest in any entity engaged in renewable fuel feedstock development, production, cultivation, distribution, storage, marketing and sale.
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
Outstanding Equity Awards at Fiscal Year End
The following table sets forth information as of December 31, 2023, concerning unexercised options, unvested stock and equity incentive plan awards for our Named Executive Officers.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard Palmer	—	—	$—	n/a

Noah Verleun	5,000,000	—	$0.20	1/14/2024
	950,000	—	$0.17	6/21/2024
	50,000	—	$0.17	6/21/2024
	45,833	4,167	$5.61	5/5/2026
	350,000	250,000	$3.60	4/26/2027
	—	600,000	$3.60	4/26/2027
	62,500	187,500	$0.75	4/24/2028

Antonio D'Amico	68,750	31,250	$3.90	2/28/2027
	22,450	22,450	$2.10	8/25/2027
	50,000	150,000	$0.75	4/24/2028
Amended and Restated 2020 Equity Incentive Plan
On April 10, 2020, the Company’s Board of Directors adopted the “Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan” (as amended, the “2020 Plan”) pursuant to which the Board of Directors initially reserved an aggregate of 2,000,000 shares of Common Stock for future issuance. In June 2022 and again in November 2023, the 2020 Plan was amended and approved by the Company's stockholders to add an additional 5,000,000 shares and 10,000,000 shares, respectively, of the Company's Common Stock. The 2020 Plan will expire on April 9, 2030, unless earlier terminated, and no further awards may be granted after that date.
Potential Payments Upon Termination or Change in Control
The Company has no change of control payment agreements in effect.
Director Compensation
Pursuant to Company’s director compensation policy for 2023, each non-employee director was entitled to annual compensation of $24,000 in cash and options to purchase 130,000 shares for serving on the Board of Directors, and all compensation was prorated based on service. Directors who are employed by the Company as officers or employees are not entitled to any compensation for serving on the Board of Directors. David R. Walker, Susan L. Anhalt, Phyllis E. Currie, and Martin Wenzel were our non-employee directors in 2023. Richard Palmer, who has served as a director and as our Chief Executive Officer in 2023, was not compensated for his services as a director. Furthermore, Timothy J. Iezzoni and Amy K. Wood have agreed to serve as directors, as EM Renewable’s appointees, without any compensation.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2023
Name	Fees Earned or Paid in Cash	Option Awards (1)	Total

David R. Walker	$24,000	$53,300	$77,300
Susan L. Anhalt	$24,000	$53,300	$77,300
Phyllis E. Currie	$24,000	$53,300	$77,300
Timothy J. Iezzoni	$—	$—	$—
Amy K. Wood	$—	$—	$—
Martin Wenzel	$24,000	$53,300	$77,300
Total	$96,000	$213,200	$309,200

(1)
This column represents the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures. For assumptions used in determining grant date fair market value, refer to Note I - Stock Options and Warrants of Notes to the Financial Statements included in the Company’s Annual Report for 2023.

The Board has primary responsibility for establishing non-employee director compensation arrangements, which have been designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to further align the interests of our directors with those of our stockholders. Arrangements in effect for 2023 provided each non-employee director compensation with a fixed retainer. In addition, we reimburse our directors for travel, lodging and related expenses incurred in attending Board and committee meetings.
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding beneficial ownership of Common Stock as of April 10, 2024 by (a) each person known by us to own beneficially 5% or more of our outstanding of our Common Stock, (b) each of our named executive officers listed in the Summary Compensation Table and each of our directors and (c) all executive officers and directors of the Company as a group. As of April 10, 2024, there were 50,182,233 shares of Common Stock issued and outstanding.
Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them. Except as required by law, the shares of our Series C Preferred Stock have no voting rights.

Name of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class of Common Stock

Senior Credit Facility Lenders	57,441,819		43.23%

Exxon Mobil Corporation	22,520,366	(3)	16.95%

Directors/Named Executive Officers:

Richard Palmer	12,050,403		9.07%
Noah Verleun	2,359,419	(4)	1.78%
Antonio D'Amico	174,107	(5)	*
David R. Walker	515,354	(6)	*
Susan L. Anhalt	165,000	(7)	*
Phyllis E. Currie	165,000	(7)	*
Timothy J. Iezzoni	—		*
Martin Wenzel	275,000	(6)	*
Amy K. Wood	—		*
All Executive Officers and Directors as a group (11 persons)	16,083,962	(8)	12.10%
* Less than 1%

(1)	Unless otherwise indicated, the business address of each person listed is c/o Global Clean Energy Holdings, Inc., 2790 Skypark Drive, Suite 105, Torrance, California, 90505.
(2)	For purposes of this table, shares of Common Stock are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares of Common Stock are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares upon exercise or conversion of a security within 60 days.
(3)	Represents the following three common stock purchase warrants held by ExxonMobil Renewables LLC, a wholly-owned subsidiary of Exxon Mobil Corporation: (a) An immediately exercisable warrant to purchase 13,530,723 shares of Common Stock, (b) a warrant to purchase 6,500,000 shares of Common Stock, which warrant is exercisable after the earlier of (i) the date on which ExxonMobil Oil Corporation extends the term of the Product Off-Take Agreement, dated effective April 10, 2019 (as amended), that it entered into with a subsidiary of the Company, or (ii) a change of control or sale of the Company, or the dissolution of the Company and (c) a warrant to purchase 2,489,643 shares of Common Stock. The 6,500,000 shares of Common Stock underlying such warrants are deemed beneficially owned by Exxon Mobil Corporation because Exxon Mobil Corporation has the power to control the exercisability of the warrant. ExxonMobil Renewables also owns 125,000 shares of Series C Preferred Stock that are not included in this table because they are not convertible into Common Stock, have no voting rights, and are not registered under Section 12 of the Exchange Act. The principal business address of ExxonMobil Renewables is 22777 Springwoods Village Parkway, Spring, TX 77389. The principal business address of Exxon Mobil Corporation is 5959 Las Colinas Boulevard, Irving, TX 75039.
(4)	Includes 1,533,333 shares that may be acquired upon the exercise of currently exercisable options.
(5)	Includes 167,857 shares that may be acquired upon the exercise of currently exercisable options.
(6)	Includes 275,000 shares that may be acquired upon the exercise of currently exercisable options.
(7)	Includes 165,000 shares that may be acquired upon the exercise of currently exercisable options.
(8)	Includes 2,732,085 shares that may be acquired upon the exercise of currently exercisable options.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On July 26, 2023, Mr. Palmer converted a convertible note to which he was a party into 7,582,318 shares of the Company's common stock at a price equal to $0.154 per share.
ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accountant Fees and Services Grant Thornton LLP (“Grant Thornton”) served as our independent registered public accounting firm for our fiscal years ending December 31, 2023 and December 31, 2022. Set forth below are fees paid by the Company to Grant Thornton, the Company’s independent registered public accounting firm, for each of the following categories of services for the fiscal years ended December 31, 2023, and 2022, respectively.

	2023	2022
Audit fees:	$627,414	$647,292
Audit related fees:	$—	$—
Tax fees:	$242,960	$251,916
All other fees:	$—	$—
Total	$870,374	$899,208
In the above table, “audit fees” are fees for professional services for the audit of the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal years ended December 31, 2023, and 2022, and review of consolidated financial statements included in its quarterly reports on Form 10-Q and for services that are normally provided in connection with regulatory filings. “Audit-related fees” represent fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements and that are not reported under the “audit fees” category. “Tax fees” are fees for tax compliance, tax advice and tax planning.
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

PART IV
ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements. Reference is made to the Index to Consolidated Financial Statements of the Company attached hereto following the signature page of the Annual Report.
(2)Financial Statement Schedules. All consolidated financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the Consolidated Financial Statements of the Company attached hereto following the signature page of the Annual Report.
(b)The exhibits listed in the Exhibit Index below are filed with, or are incorporated by reference into, this Annual Report on Form 10-K.

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

4.1	Specimen stock certificate (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).
4.2*	Description of the Securities of Global Clean Energy Holdings, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.*
10.1
Global Clean Energy Holdings, Inc. 2010 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on June 2, 2010).#

10.2
Employment Agreement, dated October 15, 2018, by and between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).#

10.3
Amendment No. 1 to Employment Agreement, dated May 7, 2020, by and between Global Clean Energy Holdings, Inc. and Richard Palmer (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).#

10.4
Employment Agreement, dated April 27, 2022, by and between Global Clean Energy Holdings, Inc. and Noah Verleun (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 29, 2020).#

10.5	Global Clean Energy Holdings, Inc. Second Amended and Restated 2020 Equity Incentive Plan (filed as Annex A of the Company's Other definitive proxy statements on Form DEF14A filed on October 2, 2023).
10.6
Share Purchase Agreement, dated April 29, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).

10.7
First Amendment to Share Purchase Agreement, dated as of September 27, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).

10.8
Second Amendment to Share Purchase Agreement, dated as of October 4, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).

10.9
Third Amendment to Share Purchase Agreement, dated as of October 11, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).

10.10
Fourth Amendment to Share Purchase Agreement, dated as of October 28, 2019, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).

10.11
Fifth Amendment to Share Purchase Agreement, dated as of March 23, 2020, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).

10.12
Sixth Amendment to Share Purchase Agreement, dated as of May 4, 2020, by and between Alon Paramount Holdings, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).

10.13
Control, Operation And Maintenance Agreement, dated May 4, 2020, by and between GCE Operating Company, LLC and BKRF OCB, LLC (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).

10.14
Call Option Agreement, dated May 7, 2020, by and among Global Clean Energy Holdings, Inc., Alon Paramount Holdings, Inc., and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).

10.15
Credit Agreement, dated as of May 4, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein†(filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).

10.16
Credit Agreement, dated as of May 4, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).†

10.17
Product Offtake Agreement, dated as of April 10, 2019, between ExxonMobil Oil Corporation and GCE Holdings Acquisitions LLC (filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).†

10.18
Engineering, Procurement and Construction Agreement, dated April 30, 2020, between ARB, Inc. and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).†

10.19
License Agreement, dated October 24, 2018, between Haldor Topsoe A/S and GCE Holdings Acquisitions, LLC (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on October 6, 2020, and incorporated herein by reference).†

10.20
Amendment No. 1 to Credit Agreement and Waiver, dated as of July 1, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (incorporated by reference herein to Exhibit 10.29 to the Company’s Form 10-K filed on April 13, 2021).

10.21
Amendment No. 1 to Credit Agreement, dated as of September 28, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein (incorporated by reference herein to Exhibit 10.30 to the Company’s Form 10-K filed on April 13, 2021).

10.22
Amendment No. 2 to Credit Agreement, dated as of September 28, 2020, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (incorporated by reference herein to Exhibit 10.31 to the Company’s Form 10-K filed on April 13, 2021).

10.23
Amendment No. 3 to Credit Agreement, dated as of March 27, 2021, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (incorporated by reference herein to Exhibit 10.32 to the Company’s Form 10-K filed on April 13, 2021).

10.24
Consent No. 2 And Amendment No. 2 To Credit Agreement, dated as of March 27, 2020, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein (incorporated by reference herein to Exhibit 10.33 to the Company’s Form 10-K filed on April 13, 2021).

10.25
Lease Agreement, dated September 24, 2021, between Cargill Incorporated and Sustainable Oils, Inc. (incorporated by reference herein to Exhibit 10.34 to the Company’s Form 10-K filed on April 4, 2022).

10.26
Term Purchase Agreement, dated April 20, 2021 between Bakersfield Renewable Fuels, LLC and ExxonMobil Oil Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2021, and incorporated herein by reference).†

10.27
Amendment No. 4 to Credit Agreement, dated as of May 18, 2021, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2021, and incorporated herein by reference).†

10.28
Turnkey Agreement with a Guaranteed Maximum Price for the Engineering, Procurement and Construction of the Bakersfield Renewable Fuels Project, dated May 18, 2021, between Bakersfield Renewable Fuels, LLC and CTCI Americas, Inc.(filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2021, and incorporated herein by reference).†

10.29
Amendment No. 5 to Credit Agreement, dated as of July 28, 2021, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2021, and incorporated herein by reference).

10.30
Consent No. 3 and Amendment No. 3 to Credit Agreement, dated July 28, 2021, between BKRF HCB, LLC, BKRF HCP, LLC, and the mezzanine lenders referred to therein(filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 16, 2021, and incorporated herein by reference).

10.31
Amendment No. 6 to Credit Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated December 20, 2021 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 27, 2021, and incorporated herein by reference).

10.32
Forbearance and Conditional Waiver Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated December 20, 2021 (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on December 27, 2021, and incorporated herein by reference).

10.33
Consent No. 5, Forbearance and Conditional Waiver Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated December 20, 2021 (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on December 27, 2021, and incorporated herein by reference).

10.34
Securities Purchase Agreement, dated February 2, 2022, among Global Clean Energy Holdings, Inc. and the investors thereunder (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference).

10.35
Amendment No. 7 to Credit Agreement and Waiver, dated as of February 2, 2022, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference).

10.36
Amendment No. 8 to Credit Agreement and Waiver, dated as of February 2, 2022, between BKRF OCB, LLC, BKRF OCP, LLC, and the senior lenders referred to therein (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference).

10.37
Amendment No. 1 to Forbearance and Conditional Waiver Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated February 2, 2022 (filed as Exhibit 10.4 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference).

10.38
Amendment No. 1 to Consent No. 5, Forbearance and Conditional Waiver Agreement with Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, dated as of February 2, 2022 (filed as Exhibit 10.5 to the Registrant’s Form 8-K filed on February 8, 2022, and incorporated herein by reference).

10.39
Amendment No. 4 to Credit Agreement, dated February 23, 2022, between BKRF HCB, LLC, BKRF HCP, LLC, Global Clean Energy Holdings, Inc. and the mezzanine lenders referred to therein (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on February 28, 2022, and incorporated herein by reference).

10.40
Form of 2022 Indemnification Agreement entered into between Registrant and its directors and executive officers (incorporated by reference herein to Exhibit 10.52 to the Company’s Form 10-K filed on April 4, 2022).

10.41
Amendment No. 1. To Term Purchase Agreement, dated February 2, 2022, between ExxonMobil Oil Corporation and Registrant (incorporated by reference herein to Exhibit 10.53 to the Company’s Form 10-K filed on April 4, 2022).

10.42
Amendment No. 2 To Product Offtake Agreement, dated February 2, 2022, between ExxonMobil Oil Corporation and Registrant (incorporated by reference herein to Exhibit 10.54 to the Company’s Form 10-K filed on April 4, 2022).

10.43
Amendment No. 9 to Credit Agreement, dated as of August 5, 2022, by and among BKRF OCB, LLC, BKRF OCP, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 5, 2022).

10.44
Waiver No. 6 to Credit Agreement, dated as of August 5, 2022, by and among BKRF OCB, LLC, BKRF OCP, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 5, 2022.)

10.45	Form of Lender Warrant (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 5, 2022).
10.46
Amendment Agreement, dated as of August 5, 2022, by and among Global Clean Holdings Inc. and the lenders referred to therein (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on August 5, 2022).

10.47
Transaction Agreement, dated as of August 5, 2022, by and among Global Clean Energy Holdings, Inc., ExxonMobil Renewables LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on August 5, 2022).

10.48
Amendment No. 3 to Product Offtake Agreement, dated as of August 5, 2022, by and between Bakersfield Renewable Fuels, LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on August 5, 2022).

10.49
Amendment No. 2 to Term Purchase Agreement, dated as of August 5, 2022, by and between Bakersfield Renewable Fuels, LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on August 5, 2022).

10.50	EM Warrant (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on August 5, 2022).
10.51
Omnibus Amendment to Warrant Agreements, dated as of August 5, 2022, by and between Global Clean Energy Holdings, Inc. and ExxonMobil Renewables LLC (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on August 5, 2022).

10.52
Registration Rights Agreement, dated as of August 5, 2022, by and between Global Clean Energy Holdings, Inc. and ExxonMobil Renewables LLC (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on August 5, 2022).

10.53
Amendment No. 2 to Turnkey Agreement with a Guaranteed Maximum Price for the Engineering, Procurement and Construction, dated January 10, 2023, by and between Bakersfield Renewable Fuels, LLC and CTCI Americas, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 17, 2023).

10.54
Owner Parent Guarantee, dated as of January 10, 2023, by and between Global Clean Energy Holdings, Inc. and CTCI Americas, Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 17, 2023).

10.55
Amendment No. 10 to Credit Agreement, dated as of January 30, 2023, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 3, 2023).

10.56
Waiver No. 7 to Credit Agreement, dated as of January 30, 2023, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 3, 2023).

10.57	Form of Lender Warrant (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 3, 2023).
10.58
Registration Rights Agreement Amendment, dated as of January 30, 2023, by and among Global Clean Energy Holdings, Inc. and the lenders party thereto (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 3, 2023).

10.59
Pledge and Security Agreement, dated as of January 30, 2023, by and among Sustainable Oils, Inc., Global Clean Energy Holdings, Inc., and Orion Energy Partners TP Agent, LLC, as collateral agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2023).

10.60
Amendment No. 11 to Credit Agreement, dated as of May 19, 2023, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 24, 2023).

10.61	Form of Lender Warrant (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 24, 2023).
10.62
Registration Rights Agreement Amendment, dated as of May 19, 2023, by and among Global Clean Energy Holdings, Inc. and the lenders party thereto (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 24, 2023).

10.63
Amendment No. 12 to Credit Agreement, dated as of June 21, 2023, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023).

10.64
Registration Rights Agreement Amendment, dated as of June 21, 2023, by Global Clean Energy Holdings, Inc., and the lenders party thereto (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023).

10.65	Form of Lender Warrant (Amendment No. 12 to Credit Agreement) (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023).
10.66
Amendment No. 13 to Credit Agreement, dated as of July 5, 2023, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2023).

10.67
Waiver No. 8 to Credit Agreement, dated as of July 5, 2023, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2023).

10.68	Form of Lender Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2023).
10.69
Amendment Agreement, dated as of July 5, 2023, by and among Global Clean Energy Holdings, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 11, 2023).

10.70
Registration Rights Agreement Amendment, dated as of July 5, 2023, by and among Global Clean Energy Holdings, Inc. and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 11, 2023).

10.71
Secured Promissory Note, dated as of September 22, 2023, by and between Sustainable Oils, Inc. and BKRF OCB, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023).

10.72
Pledge and Security Agreement, dated as of September 22, 2023, by and among Sustainable Oils, Inc., Global Clean Energy Holdings, Inc., and BKRF OCB, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2023).

10.73
Guaranty Agreement, dated as of September 22, 2023, by Sustainable Oils, Inc. in favor of Orion Energy Partners TP Agent, LLC, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2023).

10.74
Interim Settlement Agreement, effective as of December 18, 2023, by and between Bakersfield Renewable Fuels, LLC and CTCI Americas, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2023).

10.75*	Amended and Restated Stock Option Agreement, dated October 14, 2023, by and between Richard Palmer and GCE Holdings, Inc.*
10.76*	Amended and Restated Stock Option Agreement, dated October 16, 2023, by and between Noah Verleun and GCE Holdings, Inc.*

10.77
Amended and Restated Secured Promissory Note, dated as of April 9, 2024, by and between Sustainable Oils, Inc. and BKRF OCB, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2024).

10.78
Pledge and Security Agreement, dated as April 9, 2024, by and between Global Clean Energy Holdings, Inc. and Orion Energy Partners TP Agent, LLC, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 12, 2024).

10.79
Amended and Restated Revenue Sharing Agreement, dated as of April 9, 2024, by and between Sustainable Oils, Inc. and BKRF OCB, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 12, 2024).

10.80
Sustainable Oils License Agreement, dated as of April 9, 2024, by and between Sustainable Oils, Inc. and Bakersfield Renewable Fuels, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 12, 2024).

10.81
Amendment No. 14 to Credit Agreement, dated as of April 9, 2024, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 12, 2024).

21.1*	Subsidiaries of Registrant*
23.1*	Consent of Grant Thornton LLP*
24.1	Power of Attorney (included on signature page)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from the Annual Report on Form 10-K of Global Clean Energy Holdings, Inc. for the years ended December 31, 2023 and 2022, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2023 and 2022; (2) Statements of Income for the years ended December 31, 2023 and 2022; (3) Statements of Shareholders’ Equity for the years ended December 31, 2023 and 2022; (4) Statements of Cash Flows for the years ended December 31, 2023 and 2022; and (5) Notes to Financial Statements.

*Filed herewith
†Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions are (i) not material and (ii) would be competitively harmful if publicly disclosed.
#Indicates a management contract or compensatory plan or arrangement.
ITEM 16    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

April 16, 2024	By:	/s/ Noah Verleun
Noah Verleun President & Chief Executive Officer (int)

POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Noah Verleun and Wade Adkins, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Noah Verleun	President & Chief Executive Officer (int)	April 16, 2024
Noah Verleun	(Principal Executive Officer)

/s/ WADE ADKINS	Chief Financial Officer	April 16, 2024
Wade Adkins	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID WALKER	Chairman, the Board of Directors	April 16, 2024
David Walker

/s/ SUSAN ANHALT	Director	April 16, 2024
Susan Anhalt

/s/ PHYLLIS CURRIE	Director	April 16, 2024
Phyllis Currie

/s/ TIMOTHY J. IEZZONI	Director	April 16, 2024
Timothy J. Iezzoni

/s/ RICHARD PALMER	Director	April 16, 2024
Richard Palmer

/s/ MARTIN WENZEL	Director	April 16, 2024
Martin Wenzel

/s/ AMY WOOD	Director	April 16, 2024
Amy Wood

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Global Clean Energy Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Global Clean Energy Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company incurred a net loss of $89.9 million during the year ended December 31, 2023, and as of that date, the Company’s current liabilities exceeded its current assets by $217.5 million. Further, the Company believes it will need additional capital to meet its obligations and fund certain liquidity requirements, including repayment of debt, completion of the refinery, and other operational requirements such as camelina activities, general and administrative costs, and initial feedstock required for operations. These conditions, along with other matters as set forth in Note B, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for and Valuation of Warrant Issuances and Debt Modifications

As described further in Notes C, F, and I to the consolidated financial statements, the Company entered into Amendment No. 10, Amendment No. 11, Amendment No. 12, and Amendment No. 13 to the Senior Credit Agreement during 2023. The Company issued Warrants during 2023 in connection with these transactions. We identified the accounting for and the fair value measurement of the Company’s Warrant Issuances and Debt Modifications as a critical audit matter.

The principal considerations for our determination that the accounting for and the valuation of the Company’s Warrant Issuances and Debt Modifications is a critical audit matter are that the technical accounting applied and the valuation method utilized by management required complex and subjective auditor judgment in evaluating the Company’s accounting and valuation conclusions.

Our audit procedures related to the accounting for and valuation of the Warrant Issuances and Debt Modifications included the following, among others:

•We obtained an understanding and evaluated the appropriateness of management’s technical accounting conclusions related to the Warrant Issuances and Debt Modifications in conformity with accounting principles generally accepted in the United States of America. Our evaluation included consultation with our national office.
•We understood the qualification of the third-party valuation specialist engaged by the Company based on their credentials and experience.
•We utilized an internal valuation specialist to evaluate management’s estimate of the fair value of the Warrant Issuances and Debt Modifications during 2023. These procedures included:
◦Understanding the Black-Scholes option pricing model valuation methodology used and whether it was an acceptable model to value the Warrant Issuances and Debt Modifications and if it was being applied correctly by performing independent calculations, and
◦Testing the appropriateness of the assumptions and inputs including stock price, volatility percentage, and risk-free rate by performing independent calculations.

Class B Units

As described further in Notes C and F to the consolidated financial statements, the Company issued Class B Units in BKRF HCP, LLC, a wholly-owned subsidiary of Global Clean Energy Holdings, Inc., as the Company borrowed on the Senior Credit Agreement. The Company is obligated to issue additional Class B units for every dollar that is advanced under the Senior Credit Agreement. The Company is required to make distributions to the holders of the Class B Units to the extent there is available cash and the aggregate amount of distributions to the Class B Unitholders may vary as the Senior Lenders are to receive two times the amount borrowed on the Senior Credit Agreement less interest and principal payments. Upon expiration of the distribution period, the Class B Units are to be redeemed and canceled. The Company accounted for the Class B Units as a mandatorily redeemable financial instrument because BKRF HCB, LLC has an unconditional obligation to redeem the Class B Units by transferring assets at a specified time. The Company has elected the fair value option for the Class B Units and measures the Class B Units at fair value at each reporting date. We identified the fair value determination of Class B Units as a critical audit matter.

The principal consideration for our determination that valuation of the Class B Units is a critical audit matter is the valuation methods utilized by management required complex and subjective auditor judgement in evaluating the Company’s valuation conclusion.

Our audit procedures related to the valuation of the Class B Units included the following, among others:

•We understood the qualification of the third-party valuation specialist engaged by the Company based on their credentials and experience.
•We evaluated the reasonableness of management’s forecasted financial results by:
◦Assessing the reasonableness of management’s forecast of future projected results by comparing such items to industry projections and conditions found in industry reports, and
◦Testing forecasted revenues and expected future cash flows by comparing forecasted amounts to contractual agreements, certain assumptions, and market data.
◦We utilized an internal valuation specialist to evaluate:
◦The Monte-Carlo simulation valuation methodology used and whether it was an acceptable model to value the Class B Units and if it was being applied correctly by performing independent calculations, and
◦The appropriateness of the assumptions and inputs including the volatility percentage, risk-free rate, and cost of equity by performing independent calculations.

Commitments and Contingencies – Engineering, Procurement, and Construction Contract

As described further in Note K of the consolidated financial statements, management records and discloses liabilities for contingencies in those instances where it can reasonably estimate the amount of the liability and when the liability is probable. Management discloses significant contingencies where the liability is not probable or the amount of the liability is not reasonably estimable, or both, if management believes there is at least a reasonable possibility that a liability may be incurred. We identified the uncertainty of the Company’s contingency associated with its engineering, procurement, and construction contract as a critical audit matter.

The principal considerations for our determination that the uncertainty related to the Company’s contingency associated with the engineering, procurement, and construction contract is a critical audit matter are the inherent uncertainty of the outcome of current matters and the high degree of significant judgement required to audit management’s assessment of the likelihood of the occurrence of a liability.

Our audit procedures related to the uncertainty included the following, among others:

•We inquired of the Company’s management and internal and external legal counsel to understand the matter and legal merits of their conclusion.
•We requested and received written responses from internal and external legal counsel.
•We obtained and evaluated management’s assessment of the contingency regarding whether an unfavorable outcome is reasonably possible or probable and the range of liability amounts. As part of our procedures, we made inquiries of management and the audit committee to evaluate and corroborate our understanding obtained through inquiries of internal and external legal counsel.
•We read Board of Directors minutes to search for contradictory information.
•We involved an objective, competent, and capable legal expert with specialized skills and knowledge who assisted us in obtaining sufficient and appropriate audit evidence related to the evaluation of the information used by management in forming their conclusion. We evaluated the expert’s findings and conclusions.
•We read the Company’s related disclosures and evaluated them for consistency with our testing.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Kansas City, Missouri
April 16, 2024

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$1,927	$5,777
Accounts receivable, net	1,841	732
Restricted cash	1,809	1,585
Inventories, net	4,554	7,383
Prepaid expenses and other current assets	1,728	1,413
Total Current Assets	11,859	16,890

Restricted cash, net of current portion	—	102
Operating lease right-of-use-assets	3,158	5,332
Intangible assets, net	9,894	11,524
Goodwill	10,179	9,471
Other assets	5,029	598
Contract asset - related party	—	15,618
Property, plant and equipment, net	1,270,187	648,533
TOTAL ASSETS	$1,310,306	$708,068

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$12,236	$7,404
Accrued liabilities	17,087	27,718
Current portion of operating lease obligations	1,806	1,897
Current portion of EPC deferred payment	—	35,749
Notes payable including current portion of long-term debt, net	198,232	11,792
Convertible notes payable	—	1,000
Total Current Liabilities	229,361	85,560

LONG-TERM LIABILITIES
Operating lease obligations, net of current portion	1,154	3,090
Mandatorily redeemable equity instruments of subsidiary, at fair value (Class B Units)	3,590	12,007
EPC deferred payment	602,229	92,950
Long-term debt, net	1,550	12,249
Senior Credit Agreement, net	420,351	401,239
Asset retirement obligations, net of current portion	18,819	18,255
Environmental liabilities, net of current portion	16,079	16,019
Deferred tax liabilities	1,465	1,262
Other long-term liabilities	6,353	—
TOTAL LIABILITIES	1,300,951	642,631

Commitments and contingencies (Note K)

Series C 15.00% preferred stock - 50,000,000 shares authorized; 145,000 shares issued and outstanding at December 31, 2023 and December 31, 2022	138,539	93,645

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,179,494 shares issued and 49,999,345 shares outstanding at December 31, 2023 and 42,347,599 shares issued and 42,344,827 shares outstanding, at December 31, 2022	500	423
Additional paid-in capital	111,982	122,633
Accumulated other comprehensive income (loss)	(411)	73
Accumulated deficit	(261,691)	(171,757)
Treasury stock, at cost - 0 shares at December 31, 2023 and 2,772 shares at December 31, 2022	—	(16)
Total stockholders' deficit attributable to Global Clean Energy Holdings, Inc.	(149,620)	(48,644)
Non-controlling interests	20,436	20,436
Total Stockholders' Deficit	(129,184)	(28,208)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,310,306	$708,068
The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For year ended December 31,
(In thousands, except per share amounts)	2023	2022

Revenues	$4,839	$2,591
Costs of goods sold	5,974	2,022
Gross profit (loss)	(1,135)	569

Operating Expenses
General and administrative expense	49,124	43,047
Facilities expense	27,467	19,582
Loss on impairment of contract asset	15,618	—
Depreciation expense	975	908
Amortization expense	1,087	1,288
Total Operating Expenses	94,271	64,825

OPERATING LOSS	(95,406)	(64,256)

OTHER INCOME (EXPENSE)
Interest expense, net	(4,216)	(3,821)
Loss on extinguishment of debt	—	(3,973)
Other income	1,592	413
Change in fair value of Class B Units	8,417	12,665
Change in fair value of Warrant Commitment Liability	—	4,515
Loss before income taxes	(89,613)	(54,457)
Income tax benefit (loss)	(321)	348
NET LOSS	$(89,934)	$(54,109)

BASIC NET LOSS PER COMMON SHARE	$(1.97)	$(1.28)
DILUTED NET LOSS PER COMMON SHARE	$(1.97)	$(1.28)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	45,681,818	42,285,350
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	45,681,818	42,285,350
The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For year ended December 31,
(In thousands)	2023	2022

Net loss	$(89,934)	$(54,109)
Other comprehensive income (loss):
Foreign currency translation adjustments	(484)	73
Comprehensive loss	$(90,418)	$(54,036)
The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
(In thousands, except share amounts)	Shares	Amount	Additional Paid in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Treasury Stock	Non - controlling Interests	Total
Beginning Balance at Dec. 31, 2021	42,013,433	$420	$51,142	—	$(117,648)	$—	$5,469	$(60,617)
Share-based compensation from issuance of options and compensation-based warrants	—	—	2,380	—	—	—	—	2,380
Exercise of stock options	331,394	3	129	—	—	—	—	132
Accretion of 15.00% Series C preferred stock	—	—	(25,291)	—	—	—	—	(25,291)
Issuance of warrants	—	—	84,331	—	—	—	—	84,331
Issuance of warrants in subsidiary	—	—	—	—	—	—	14,967	14,967
Deemed contribution in connection with issuance of preferred stock to Senior Lenders	—	—	9,942	—	—	—	—	9,942
Foreign currency translation adjustment	—	—	—	73	—	—	—	73
Acquisition of common stock at cost	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(54,109)	-	-	(54,109)
Ending Balance at Dec. 31, 2022	42,344,827	$423	$122,633	$73	$(171,757)	$(16)	$20,436	$(28,208)
Share-based compensation from issuance of options and compensation-based warrants	—	—	2,923	—	—	—	—	2,923
Conversion of note payable to common stock	7,582,318	76	1,076	—	—	16	—	1,168
Exercise of stock options	72,200	1	8	—	—	—	—	9
Accretion of 15.00% Series C preferred stock	—	—	(44,893)	—	—	—	—	(44,893)
Issuance of warrants	—	—	30,235	—	—	—	—	30,235
Foreign currency translation adjustment	—	—	—	(484)	—	—	—	(484)
Net loss	—	—	—	—	(89,934)	—	—	(89,934)
Ending Balance at Dec. 31, 2023	49,999,345	$500	$111,982	$(411)	$(261,691)	$—	$20,436	$(129,184)
The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For year ended December 31,
(In thousands)	2023	2022
Operating Activities
Net Loss	$(89,934)	$(54,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,923	2,380
Loss on lower of cost or net realizable value adjustment on inventories	714	319
Depreciation and amortization	2,062	2,425
Accretion of asset retirement obligations	798	931
Change in fair value of Class B units	(8,417)	(12,665)
Change in fair value of Warrant Commitment Liability	—	(4,515)
Gain on loan forgiveness	—	601
Loss on impairment of contract asset	15,618	—
Amortization of debt discount	3,840	2,917
Loss on extinguishment of debt	—	3,973
Deferred income taxes	321	(338)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(881)	(39)
Inventories	2,148	(4,106)
Prepaid expenses and other current assets	(314)	1,457
Long-term deposits	(4,979)	31
Accounts payable	3,156	2,913
Accrued liabilities	(7,124)	6,610
Asset retirement obligations	(10)	(262)
Environmental liabilities	(555)	(456)
Operating lease obligations	298	(686)
Net Cash Used in Operating Activities	(80,336)	(52,619)
Investing Activities:
Cash paid for intangible assets	—	(40)
Cash paid for property, plant, and equipment	(53,522)	(145,203)
Proceeds from government grant	2,406	—
Net Cash Used in Investing Activities	(51,116)	(145,243)
Financing Activities:
Proceeds received from exercise of stock options	9	132
Purchase of common stock at cost	—	(16)
Proceeds received from the sale of preferred stock including deemed contribution from Senior Lenders and common stock warrants	—	145,000
Payments of offering costs on preferred stock and warrants	—	(8,456)
Payments on notes payable and long-term debt	167	(5,370)
Payments on Bridge Loan	—	(20,000)
Borrowings on Bridge Loan	—	7,950
Borrowings on other notes	2,074	2,664
Borrowings on Senior Credit Agreement	125,797	60,000
Net Cash Provided by Financing Activities	128,047	181,904

Effect of foreign currency exchange rate changes on cash	(323)	—

Net Change in Cash and Restricted Cash	(3,728)	(15,958)
Cash and Restricted Cash at Beginning of Period	7,464	23,422
Cash and Restricted Cash at End of Period	$3,736	$7,464

Supplemental Disclosures of Cash Flow Information
Cash	1,927	5,777
Restricted cash	1,809	1,585
Restricted cash, net of current portion	—	102
Total Cash and Restricted cash	3,736	7,464

Cash Paid for Interest	105	16,354
The accompanying notes are an integral part of these consolidated financial statements

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
Supplemental Noncash Operating, Investing and Financing Activities

	For year ended December 31,
(In thousands)	2023	2022
Debt discount related to Class B units issued to Senior Lenders	$—	$3,043
Debt discount related to warrants issued to Senior Lenders	32,565	10,732
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	98	3,957
Lease modification due to change from finance lease to operating lease	—	1,398
Issued and modified warrants for revenue contract modification (see Note I)	—	15,618
Settlement of Warrant Commitment Liability through issuance of warrants	—	14,700
In-kind interest added to principal balance of Senior Credit Agreement	78,568	30,686
EPC deferred payment included in purchases of property, plant, and equipment	444,118	128,698
Amounts included in accounts payable, accrued liabilities and other long-term liabilities for purchases of property, plant, and equipment	6,244	4,552
Capitalized interest added in property, plant, and equipment	121,356	55,551
Conversion of note payable and associated accrued interest to common shares	1,168	—
Proceeds to be received from government grant associated with property, plant and equipment	205	—
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
GCEH is a Delaware corporation. GCEH currently operates through various wholly-owned U.S. and foreign subsidiaries. The principal subsidiaries include: (i) Sustainable Oils, Inc., (“SusOils”), a Delaware corporation that conducts feedstock breeding, owns proprietary rights to various Camelina varieties and operates our Camelina business; (ii) GCE Holdings Acquisitions, LLC and its five Delaware limited liability company subsidiaries that were formed to finance and own, directly or indirectly, Bakersfield Renewable Fuels, LLC, (“BKRF”), a Delaware limited liability company that owns our Bakersfield Renewable Fuels Facility (“Facility”); (iii) GCE Operating Company, LLC, a Delaware limited liability company that operates our Bakersfield, California Renewable Fuels Facility and employs various personnel throughout the Company; (iv) Agribody Technologies, Inc., (“AT”), a Delaware corporation that owns and oversees aspects of our plant science programs; (v) Camelina Company España, S.L.U., (“CCE”), a Spanish private limited company that develops proprietary Camelina varieties and leads our business expansion opportunities in Europe and South America and (vi) Global Clean Renewable Argentina S.R.L., (“GCRA”), a limited liability company in Argentina that conducts operations in Argentina. We also own several foreign inactive subsidiaries.
GCEH is a vertically integrated renewable fuels innovator producing ultra-low carbon renewable fuels from patented nonfood Camelina varieties. Our farm-to-fuel business model is designed to allow greater efficiencies throughout the value chain, lowering our finished fuels’ carbon intensity and streamlining our operations at every step. Our patented Camelina varieties are purposefully bred to increase yield, quicken maturity, and increase tolerance to drought and pests. Today, the Company owns the world’s largest portfolio of patented Camelina genetics, and we contract directly with farmers in North and South America to grow our proprietary Camelina crop on fallow land.
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
NOTE B - LIQUIDITY
The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss applicable to its common stockholders of $89.9 million during the twelve months ended December 31, 2023, and had an accumulated deficit of $261.7 million at December 31, 2023. At December 31, 2023, the Company had working capital deficit of $217.5 million and a stockholders' deficit of $129.2 million. Our Facility is still under construction, and we do not expect to generate any revenue from our Facility until the commencement of commercial operations at the Facility.
Various scheduling issues experienced to date with CTCI Americas, Inc., a Texas corporation (“CTCI”), our lead contractor, and other factors beyond our control have delayed the completion of the project. Such factors have included, by way of example, poor planning and execution by the engineering, procurement and construction contractors for the project, the impact of the COVID-19 pandemic, unavailability of skilled labor, material shortages and other matters. Delays to engineering activities have resulted from, among other things, inadequate engineering staffing, and the failure or inability to progress engineering in a timely, efficient, and collaborative manner. The project has also experienced engineering, procurement and construction issues with our contractors, including lack of timely scheduling, untimely change order estimations, delay in ordering certain materials and unanticipated turnover of personnel to fully handle the workstreams of

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the project. We also experienced inefficiencies and delays from contracted engineering and specialty firms due to the unavailability of skilled labor, delays in contractors performing required material fabrication, labor inefficiencies, productivity issues, material shortages, supply chain disruption, and transportation delays. The project has experienced such delays despite steps taken by us to mitigate such delays. We have taken steps for CTCI, to accelerate the completion of the project, including the hiring of a third-party project management services group during 2023, although further delays beyond estimated timelines, or unexpected construction costs including any unfavorable negotiation of change order claims, could increase the cost of completion beyond our budgeted costs. Based on the schedule provided to us by our lead contractor, CTCI, and current work effort we believe that the Facility will commence initial and commercial operations during the second quarter of 2024, however there can be no assurance that operations will commence within this time period. Revenues from the Facility are expected to commence with commercial operations. In addition, CTCI continues to claim that it has incurred costs in excess of the guaranteed maximum price set forth in the Engineering, Procurement and Construction Agreement with CTCI (the “CTCI EPC Agreement”), as amended, and is seeking at least $760.0 million in total compensation through the end of the project. While the Company is evaluating CTCI’s claims, we dispute such claims, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement and at law. Accordingly, the Company has accrued $372.6 million for CTCI’s claims in the consolidated balance sheet as of December 31, 2023 which includes contingent accrued interest of $8.9 million. Therefore, as of December 31, 2023, the amount of the EPC deferred payment totaled $602.2 million which includes the contingent liability of $372.6 million. An unfavorable outcome with CTCI on this dispute may materially impact our future liquidity.
In addition, ExxonMobil Renewables LLC (“Exxon”), in its capacity as a preferred stockholder of the Company, filed a complaint against the Company in the Court of Chancery of the State of Delaware to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law in relation to alleged wrongdoing by the Company’s management (“Section 220 Demand”). The Company and Exxon have jointly filed a stipulation with the court on an agreed scope of voluntary document production by the Company. While we deny the allegations described in the complaint, it is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 Demand. The Section 220 Demand and the potential risk of additional stockholder suits has created additional uncertainties around our ability to successfully obtain third party financing required to complete the Facility and other commercial financing for working capital needs (See Note K - Commitments and Contingencies - Legal for further information).
In addition, ExxonMobil Oil Corporation (“EMOC”), as counterparty to that certain Product Offtake Agreement, dated April 10, 2019 (the “Offtake Agreement” or “POA”), has notified the Company that it has terminated the POA on the basis that the Start Date under the POA of June 30, 2023 was not achieved. While the Company disputes EMOC's purported termination, such purported termination of the POA has created a condition that raises an uncertainty as to the POA and renewable diesel revenues to be received pursuant to the POA. Termination of the POA will result in an Event of Default under our secured term loan agreement (the “Senior Credit Agreement”) (See Note K - Commitments and Contingencies - Legal for further information). The Company currently does not have any other offtake arrangements for renewable diesel and naphtha other than the Product Offtake Agreement and is actively pursuing all available options, including alternative offtake arrangements, to mitigate potential losses that could occur as a result of ExxonMobil's purported termination.
As of December 31, 2023, the Company’s primary source of liquidity is cash on hand and available borrowings under its Senior Credit Agreement. As of April 9, 2024, the Company entered into Amendment No. 14 to the Senior Credit Agreement that provided for, an increase to the Tranche D loan facility up to $165.0 million, providing $25.0 million of new funding (See Note M - Subsequent Events for further information). As of April 16, 2024, the Company is operating with $9.0 million of borrowing capacity under the Senior Credit Agreement. While our Senior Lenders continue approving and funding draw requests on an as-submitted basis and there are ongoing discussions with the Senior Lenders concerning increasing borrowing capacity under the Senior Credit Agreement, there can be no assurance that such future draw requests will be successful. In addition, under the Senior Credit Agreement, the Company is required to raise $10.0 million by April 30, 2024 and an additional $170.0 million by July 5, 2024 to refinance a portion of the senior debt, and will require $117.1 million for cash interest payments by June 30, 2024 (if not otherwise permitted to pay interest in-kind) related to the Senior Credit Agreement. The Senior Credit Agreement also requires that we maintain a debt balance of not more than $470.0 million on and after June 30, 2024, and $370.0 million on and after June 30, 2025, and if proceeds from the required capital raises or cash from operations are insufficient to pay down the senior debt to achieve these debt balances and interest, we will be required to undertake additional financings to meet the target debt balance of $470.0 million on and after June 30, 2024. As a result, as of December 31, 2023, $170.5 million of the Senior Credit Agreement balance is

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
included in the current portion of long-term debt. The current portion is comprised of (1) payment required based on the Tranche D waterfall structure to include principal, interest and premium of a 1.25x multiple on invested capital (“MOIC”) and (2) additional payment of approximately $26.5 million required to achieve the targeted debt balance of not more than $470.0 million after successful raise of the $170.0 million by July 5, 2024. Also, under the terms of the Series C Preferred Stock, the Company will be required to pay dividend payments of $29.7 million starting June 30, 2024 through April 16, 2025. In addition, we have a fixed payment obligation of $30.8 million, as subsequently amended in January 2024, that is due to be paid in full by December 2024.
In addition to the required cash outflows related to our debt and Series C Preferred Stock cash obligations, the Company estimates that it will require the following additional funding through April 16, 2025:
•$25.7 million to fund the completion of the Facility and for other operational requirements, and
•$40.0 million to fund the initial feedstock required for operations.

We will also be required to begin making installment payments of our EPC deferred payment along with payment of a deferred amount that we may be required to make to our project management service provider (as further discussed in Note K - Commitments and Contingencies) once we achieve Substantial Completion, as defined by the CTCI EPC Agreement, as amended, which management does not estimate will occur until the first quarter of 2025. The EPC deferred payment and deferred payment (excluding contingent amounts) to the project management service provider totaled $229.7 million and $5.3 million, respectively, as of December 31, 2023.

The uncertainty of the timing of the completion and costs of the Facility, the lack of significant operating cash flows until the initial revenues from the Facility begin, no current committed equity or debt financing and the significant cash shortfall to meet the Company’s financial obligations, represent events and conditions that raise a substantial doubt about the Company's ability to continue as a going concern for a period of at least one year from the time the financial statements are issued.
Management is currently pursuing and evaluating several plans to mitigate the conditions or events that raise a substantial doubt about the Company’s ability to continue as a going concern, which include the following:
•Exercising the Company’s rights under the CTCI Agreement to recover liquidated damages to which the Company may be entitled;
•Engaging with third parties, including our existing senior lender group and other stakeholders, to raise additional debt or equity capital, including developing deleveraging strategies;
•Evaluating the Company’s existing arrangements and potential financing and transaction structures to minimize our current and future credit support obligations;
•Accelerating Camelina development and expanding the Company’s Camelina business generally;
•Pursuing other potential supply and offtake arrangements
•Requesting waivers from our lenders to the Senior Credit Agreement to be in compliance; and
•Pursuing initiatives to reduce operating expenses.
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
Financing Agreements
Credit Facilities
BKRF OCB, LLC ("BKRF OCB"), an indirect, wholly-owned subsidiary of GCEH, is the primary borrower under our $559.6 million Senior Credit Agreement as of December 31, 2023. The purpose of this facility is to provide cash to BKRF to facilitate the construction of the Facility.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On August 5, 2022, certain subsidiaries of the Company entered into Amendment No. 9 to the Senior Credit Agreement to, among other things, increase the Tranche B Commitments thereunder by $60.0 million to $397.6 million, extend the start date of the Facility to March 31, 2023 (which has been extended to April 30, 2024) and implement certain other commercial arrangements as described therein. Existing defaults and potential events of defaults under the Senior Credit Agreement, if any, were also waived by the lenders in connection with the effectiveness of Amendment No. 9. As payment of the amendment and upsize premium, the Company issued to the lenders warrants to purchase up to 7,468,929 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $2.25 per share.
On January 30, 2023, we entered into Amendment No. 10 to our Senior Credit Agreement, pursuant to which the lenders agreed to, among other things, a series of Tranche C Commitments in an amount of up to $40.0 million, which were available to be drawn through June 30, 2023. In addition, the amendment provided for (i) an increase in the underlying interest rate on the loans following the effective date of the amendment from 12.5% to 15.0%, (ii) the ability to pay interest in kind (in lieu of a cash payment) for the periods ending March 31, 2023 and June 30, 2023, (iii) a change in the maturity date to December 31, 2025, (iv) an agreement to raise at least $10.0 million in new capital by March 31, 2023, and $100.0 million by April 1, 2024, and (v) certain governance rights, including certain limited rights for the administrative agent to put forth nominees to our Board of Directors. The requirement to raise at least $10.0 million in new capital was extended to June 30, 2023.
We also agreed, in relation to Amendment No. 10 of the Senior Credit Agreement, to pay to the lenders an upsize premium of $2.0 million and issue warrants to purchase up to 15,000,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share. Pursuant to Amendment No. 10, the Company also agreed to grant to the administrative agent a security interest in all assets of SusOils, pursuant to a pledge and security agreement, dated as of January 30, 2023, by and among the Company, SusOils, and Orion Energy Partners TP Agent, LLC, as the collateral agent (the “Security Agreement”). If prior to June 30, 2025, the principal amount of the loans under the Senior Credit Agreement is below $300.0 million, or on and after June 30, 2025 the principal amount of loans under the Senior Credit Agreement is below $200.0 million, then the security interest will automatically terminate. The right to foreclose on the collateral is limited to specific fundamental events of default under the Senior Credit Agreement, including payment defaults and defaults arising from bankruptcy related actions.

On May 19, 2023, the Company entered into Amendment No. 11 to the Senior Credit Agreement whereby the Senior Lenders agreed to increase the Tranche C Commitments from $40.0 million to $47.0 million. On June 21, 2023, the Company entered into Amendment No. 12 to the Senior Credit Agreement which provided for a $7.0 million increase in availability to Tranche C for a total commitment of $54.0 million.

On July 5, 2023, the Company entered into Amendment No. 13 to the Senior Credit Agreement that provides for, among other things, a new $110.0 million Tranche D term loan facility, which may be increased up to $140.0 million upon the consent of the Required Lenders (as defined within Amendment No. 13). As of the effective date of Amendment No. 13, $36.0 million of loans were committed, including $7.0 million of new funding and $29.0 million converted from Tranche C. As of December 31, 2023, we have borrowed $523.4 million under the Senior Credit Agreement, including $103.8 million of Tranche D.

Amendment No. 13 also amended (i) the Tranche A and Tranche B prepayment schedule to provide for a prepayment premium of 1.4x of the total amount of such loans being prepaid, (ii) the payment schedule for the Tranche A, Tranche B and Tranche C loans such that the applicable prepayment premium would be payable through the maturity date of those loans, and (iii) the Tranche C prepayment schedule to provide for an aggregate prepayment premium (comprised of the Tranche C priority premium and Subordinated Premium) of 2.0x of the total amount of loans being repaid. All principal, interest or other amounts paid in cash upon payment of the loans will count towards the prepayment premiums for each of the Tranche A, Tranche B, Tranche C and Tranche D loans. In addition, Amendment No. 13 extends the outside date for which the Company is required to complete a $10.0 million capital raise by July 31, 2023, which was subsequently extended to April 30, 2024, and also provides that the outside date for completing a second $170.0 million capital raise is July 5, 2024. (See Note K - Commitments and Contingencies for further information) Amendment No. 13 also extends the deadlines for implementing certain governance and management related matters until April 30, 2024. Pursuant to Waiver No. 8, the lenders agreed to waive certain Defaults and Events of Default (each as defined under the Senior Credit Agreement), if any, arising prior to, or based on events or circumstances existing prior to, the effective date of Amendment No. 13. In connection with Amendment No. 13 and the conversion of Tranche C term loans to Tranche D term loans, certain outstanding warrants that were previously issued to the lenders were canceled and reissued as new warrants to

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
purchase up to 10,875,000 shares of GCEH’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share. These GCEH Warrants also provide for other amendments necessary to reflect a reallocation amongst the lenders of outstanding warrants, as further set forth in that certain amendment agreement, dated as of July 5, 2023, by and among GCEH and the lenders party thereto with the terms of the warrants remaining unchanged. GCEH has agreed to register the resale of the shares of common stock underlying the GCEH Warrants pursuant to an amendment to that certain registration rights agreement, dated July 5, 2023, by and among the Company and the lenders party thereto.

As of April 9, 2024, the Company entered into Amendment No. 14 to the Senior Credit Agreement that provided for, an increase to the Tranche D loan facility up to $165.0 million, providing $25.0 million of new funding. As of April 16, 2024, we have borrowed a total of $575.6 million under the Senior Credit Agreement, including $156.0 million of Tranche D. Consequently, as of April 16, 2024, the Company is operating with $9.0 million of borrowing capacity under the Senior Credit Agreement. While our Senior Lenders continue approving and funding draw requests on an as-submitted basis and there are ongoing discussions with the Senior Lenders concerning increasing borrowing capacity under the Senior Credit Agreement, there can be no assurance that such future draw requests will be successful. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent is currently extended until April 30, 2024.

Preferred Stock
On February 23, 2022, we issued 145,000 shares of our newly created Series C Preferred Stock (the “Series C Preferred”) and five-year warrants (the “GCEH Warrants”) to purchase up to an aggregate of 18,547,731 shares of our common stock (5,017,008 issued to settle the Warrant Commitment Liability) at an exercise price of $2.25 per share to ExxonMobil Renewables LLC (“ExxonMobil Renewables”), an affiliate of ExxonMobil, and 11 other institutional investors (all of whom are Senior Lenders under our existing Senior Credit Agreement) for an aggregate purchase price of $145.0 million and the settlement of the Warrant Commitment Liability. As additional consideration for ExxonMobil’s investment, we also granted ExxonMobil Renewables additional warrants (the “GCEH Tranche II Warrants”) to purchase up to 6.5 million shares of common stock at an exercise price per share of $3.75 until February 22, 2028, and a warrant to acquire 33% (19,701,493 shares) of our SusOils subsidiary for an exercise price of $1.675 per share until February 27, 2027 (“SusOil Warrant”). On August 5, 2022, the GCEH Tranche II Warrants were amended to an exercise price of $2.25 per share and the exercise period for all of the ExxonMobil warrants were extended to December 23, 2028. Each of the GCEH Warrants, GCEH Tranche II Warrants and SusOil Warrant may be exercised for cash or by means of cashless exercise, however the GCEH Tranche II Warrants cannot be exercised until the earlier of (i) the date on which ExxonMobil exercises its option to extend the Initial Term of the Offtake Agreement into the Renewal Term (as defined by the Offtake Agreement) or (ii) a change of control, sale, or the dissolution of the Company. On August 5, 2022, the SusOil Warrant was amended to an exercise price of $1.0 million ($0.0507 per share) in consideration for amendments to the Company’s Product Offtake Agreement and Term Purchase Agreement. Under the Certificate of Designations of the Series C Preferred, the holders of the Series C Preferred are entitled to receive dividends at a rate of 15%, compounded quarterly provided that, until April 16, 2024, we may elect not to pay some or all of the accrued dividends in cash, in which case the unpaid dividends shall accrue and be added to the original issuance price of the shares of Series C Preferred. The shares of Series C Preferred have no voting rights, except as required by law or with respect to certain protective provisions in the Certificate of Designations. For such time as ExxonMobil holds any shares of Series C Preferred, ExxonMobil will have the right, exercisable at its option, to appoint two directors to GCEH’s Board of Directors. If the Series C Preferred shares have not been redeemed prior to the fifth anniversary of issuance, or upon an event of default under the Certificate of Designations, ExxonMobil will have the right to appoint a majority of the Board of Directors. The Certificate of Designations provides that we will have the right, at any time, to redeem/repurchase the outstanding shares of Series C Preferred (in increments of no less than $25.0 million), for an amount equal to the Corporate Redemption Price (as defined in the Certificate of Designations) at any time the Series C Preferred is outstanding. The Certificate of Designations of the Series C Preferred Stock provides for mandatory redemption upon a Change of Control or Event of Default (as defined therein) and are not convertible into shares of our common stock. GCEH may redeem the Series C Preferred Stock at any time within the first two years at 1.85 times, and the next three years at 2.0 times, the amount of the investment (including any accrued unpaid dividends).
Sales Agreements
In April 2019, the Company entered into a binding Offtake Agreement pursuant to which ExxonMobil has committed to purchase 2.5 million barrels of renewable diesel annually (the “Committed Volume”) from the Facility (including the

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Renewable Identification Numbers (“RINs”) allocated to such quantities of renewable diesel), and the Company has committed to sell these quantities of renewable diesel to ExxonMobil. ExxonMobil’s obligation to purchase renewable diesel will last for a period of five years following the date that the Facility commences commercial operations (“Start Date”). ExxonMobil has the option to extend the initial five-year term. Either party may terminate the POA if the Facility does not meet certain production levels by certain milestone dates following the commencement of the Facility’s operations or the Start Date has not occurred by June 30, 2023, as may be extended for events of force majeure.
In April 2021, BKRF entered into a Term Purchase Agreement (“TPA”) with ExxonMobil under which ExxonMobil has the right to purchase additional quantities of renewable diesel from our Facility, and the Company is obligated to sell such additional amounts of renewable diesel to ExxonMobil. Under the POA, ExxonMobil committed to purchase the Committed Volume from the Facility. However, the Facility is designed to produce more than the Committed Volume. Under the TPA, following the Start Date, ExxonMobil has the exclusive right to purchase all renewable diesel produced in excess of the Committed Volume that we sell to ExxonMobil under the POA. The Company also agreed to transfer title to ExxonMobil of the RINs allocated to the quantities of renewable diesel purchased under the TPA. In the event that ExxonMobil does not purchase all of the renewable diesel that it can under the TPA and, as a result, our inventory levels exceed certain specified levels, the Company can sell that extra inventory to third parties. The TPA has a five-year term. ExxonMobil has the option to extend the initial five-year term for a second five-year term if it elects to extend the POA.
In connection with the transactions contemplated by Amendment No. 9 to the Senior Credit Agreement, the Company also entered into a transaction agreement with ExxonMobil Renewables and ExxonMobil, pursuant to which, among other things, certain subsidiaries of the Company and ExxonMobil entered into amendments to the Company’s POA and TPA in order to extend the initial terms thereof to 66 months, to increase certain committed volumes under the POA from 105 million gallons per year (“MGPY”) to 135 MGPY, and to implement certain other commercial arrangements between the parties as described therein in exchange for issuing new immediately-vested warrants and modifying existing outstanding warrants (see Note I - Stock Options and Warrants).
Either party may terminate the POA if the Facility does not meet certain production levels by certain milestone dates following the commencement of the Facility’s operations. EMOC has notified the Company that it has terminated the POA, effective as of July 1, 2023, due to the failure to achieve the June 30, 2023 start date under the POA. The Company has disputed EMOC's purported termination. Termination of the POA would result in a corresponding termination of the TPA, and would also result in an event of default under the Senior Credit Agreement. The Company currently does not have any other offtake arrangements for renewable diesel and naphtha other than the Product Offtake Agreement and is actively pursuing all available options, including alternative offtake arrangements, to mitigate potential losses that could occur as a result of ExxonMobil's purported termination (See Note K - Commitments and Contingencies - Legal for further information).
Under both agreements, we retain 100% of the co-products, which include renewable propane, renewable naphtha and renewable butane.
NOTE C - SIGNIFICANT ACCOUNTING POLICIES
Restricted Cash
Funding for the construction of Facility from the Senior Credit Agreement are deposited into their own designated account and deposited from that designated account into a BKRF account only upon approval by the lenders to pay for specific construction, facility, and related costs. These funds are restricted and not directly accessible by the Company for general use, although these funds are assets of the Company. The Company estimates how much of this cash is likely to be capitalized into the Facility project in the form of a long-term asset and classifies this amount as long-term. The Company makes this determination based on its budget, recent and near-term invoicing, and internal projections. Additionally, prior to September 2022, the Company was required to advance the calculated interest expense on its borrowings at the time of such borrowings to the estimated commercial operational date of the Facility. This amount of interest was deposited into a designated account that was restricted and not directly accessible and the appropriate amount was paid to the lenders at the end of each quarter.
Cash and Cash Equivalents; Concentration of Credit Risk

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company considers all highly liquid investments in money market accounts with an original maturity of three months or less from date of purchase to be cash and cash equivalents. The Company maintains cash and cash equivalents at high quality financial institutions. However, deposits exceed the federally insured limits. At December 31, 2023, the Company had approximately $0.9 million in uninsured cash.
Inventories
Inventories currently consist of Camelina seeds, grain, meal, and oil. Inventories are valued at the lower of cost or net realizable value. Cost is determined based on standard cost. The Company recognized a loss of $0.7 million and $0.3 million during the years ended December 31, 2023 and December 31, 2022, respectively, due to inventories being adjusted to the lower of cost or net realizable value.
Long-lived Assets
In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. The Company’s estimate of cash flows may change because of the losses being incurred by the Facility, which may be negatively impacted by further delays in commencing operations. During the years ended December 31, 2023 and December 31, 2022, there were no impairment losses recognized on long-lived assets.
Goodwill and Indefinite Lived Assets
The Company’s indefinite lived assets consist of goodwill and trade names. Goodwill represents the excess of the fair value of consideration over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of acquisition and is not amortized but tested annually for impairment. Note that goodwill is adjusted for the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive loss. Other indefinite lived assets were separately identified intangible assets apart form goodwill and are subject to amortization.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation of office equipment and transportation equipment are computed using the straight-line method over estimated useful lives of 3 to 5 years. Depreciation of Facility assets and buildings are computed using the straight-line method over estimated useful lives of 5 to 30 years. However, the Facility will not begin to be depreciated until its retrofitting has been completed and it is ready for operations. Normal maintenance and repair items are charged to operating costs and are expensed as incurred. The cost and accumulated depreciation of property, plant and equipment sold or otherwise retired are removed from the accounts and any gain or loss on disposition is reflected in the statements of operations. Interest on borrowings related to the retrofitting of the Facility is being capitalized, which will continue until the Facility is placed in service.
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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued Liabilities
The Company recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value. We have asset retirement obligations with respect to our Facility due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is our practice and intent to continue to maintain these assets and make improvements based on technological advances. In order to determine the fair value of the obligations, management must make certain estimates and assumptions including, among other things, projected cash flows, timing of such cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligations. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.
We estimate our escalation rate at 3.33% and our discount factor ranges from 3.62% in year one to 7.26% in year twenty, with the weighted average discount rate being 5.00%. See Note K - Commitments and Contingencies for more detail on environmental liabilities, which are accounted for separately from asset retirement obligations.
Income Taxes
The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and the carryforward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of general and administrative expense. The Company has recorded a 100% valuation allowance against the deferred tax assets as of December 31, 2023 and December 31, 2022.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue From Contracts With Customers, using the following five-step model: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue. The Company is engaged in contracting with farmers to grow Camelina grain that will be processed into oil for use in Facility. The Company recognizes revenues upon the sale of its patented Camelina seed to the farmers and also for the crushed Camelina meal that it plans to sell to third party livestock and poultry operators. During 2023, the Company also sold Camelina oil to a third-party. The Company recognized for the years ended December 31, 2023 and December 31, 2022 $4.8 million and $2.6 million in revenue, respectively, for the sale of seed, Camelina meal and oil. The Company expects to begin recognizing revenue from the sale of renewable diesel and co-products upon such time the Company delivers on any related performance obligations after the Facility commences its commercial operations.
Contract Asset
In exchange for the August 5, 2022 amendments to the Product Offtake Agreement (the “Offtake Agreement” or “POA”) and the Term Purchase Agreement (“TPA”), the Company provided consideration to ExxonMobil, in the form of warrants, which was capitalized as a contract asset and that was expected to be amortized over the life of the contracts on a per gallon basis as the underlying product, renewable diesel, is produced and sold under the contracts. The Company was notified during 2023 that the POA had been purportedly terminated on the basis that the Start Date under the POA of June 30, 2023 was not achieved. While the Company disputes this purported termination, such purported termination of the POA has created a condition that raises an uncertainty as to the POA and renewable diesel revenues to be received pursuant to the POA. Consequently, management evaluated the recoverability of the contract asset and determined it to be fully impaired

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2023 in accordance with ASC 340-40 impairment considerations as management reevaluated the amount of consideration that is expected from the POA and the TPA contracts within the context of ASC 606-10.
Research and Development
Research and development costs are charged to operating expenses when incurred, which were approximately $1.6 million for the year ended December 31, 2023 and nominal for the year ended December 31, 2022.
Fair Value Measurements and Fair Value of Financial Instruments
As of December 31, 2023 and December 31, 2022, the carrying amounts of the Company's financial instruments that are not reported at fair value in the accompanying consolidated balance sheets, including cash, cash equivalents, and restricted cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair value due to their short-term nature. At December 31, 2022, the carrying amount of the Company's convertible note payable to one of its executive officers, which is a financial instrument that is not reported at fair value in the accompanying consolidated balance sheets, approximated its fair value due to the recent amendments that reflect current market conditions. As of December 31, 2023, the convertible note payable had been converted to common stock (see Note F - Debt). The Class B Units, issued by BKRF HCB, LLC, are reported at fair value. The Company remeasures their Class B Units at fair value at each reporting date with changes recognized in other income/expense. The Company uses a Monte Carlo Simulation and takes the average over 100,000 iterations. This simulation incorporates inputs such as projected cash flows, discount rate, expected volatility, and risk-free interest rate. The Senior Credit Agreement is a long-term fixed rate debt instrument that has a carrying amount that is approximately at fair value based on recent amendments and a comparison of recently completed market transactions. The warrants issued in relation to the Senior Credit Agreement are reported at fair value. The Company accounted for the warrants in accordance with ASC 480 and ASC 815 as the warrants are indexed to the Company’s own stock and are contractually settled in shares. The Company allocated the proceeds from the transaction based on the fair values of each instrument in accordance with ASC 820. The Company used a Black-Scholes option-pricing model that incorporated inputs such as the expected volatility, risk-free interest rate, the effective debt yield, the expected term, and the fair value of our common stock.
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
The following is the recorded fair value of the Class B Units as of December 31, 2023:

(in thousands)	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$3,590	$3,590	$—	$—	$3,590

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is the recorded fair value of the Class B Units as of December 31, 2022:

(in thousands)	Carrying Value	Total Fair Value	Quoted prices in active markets for identical assets - Level 1	Significant other observable inputs - Level 2	Significant unobservable inputs - Level 3
Liabilities
Class B Units	$12,007	$12,007	$—	$—	$12,007
The following presents changes in the Class B Units for the years ended December 31, 2023 and December 31, 2022:

(in thousands)	Year ended December 31, 2023	Year ended December 31, 2022
Beginning Balance	$12,007	$21,629
New unit issuances	—	3,043
Change in fair value recognized in earnings	(8,417)	(12,665)
Ending Balance	$3,590	$12,007
The following presents changes in the Warrant Commitment Liability for the year ended December 31, 2022:

(in thousands)	Year ended December 31, 2022
Beginning Balance	$19,215
Change in fair value recognized in earnings	(4,515)
Settled with issuance of warrants	(14,700)
Ending Balance	$—
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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Translation and Remeasurement
We present our consolidated financial statements in U.S. dollars as the Company’s reporting currency. As a result, the Company translates the assets, liabilities, revenues and expenses of all our operation into U.S. dollars at applicable exchange rates. Generally, our foreign subsidiaries use the local currency as their functional currency, except those that have been designated a highly inflationary economy under U.S. GAAP. Changes in the carrying of assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of AOCI. Income statement accounts are translated using the monthly average exchange rates during the year. If it is determined to be a hyperinflationary currency, then in accordance with U.S. GAAP, local subsidiaries in hyperinflationary economies are required to use the reporting currency as their functional currency and remeasure the monetary assets and liabilities as if the functional currency were the reporting currency, U.S. dollars. All exchange gains and losses resulting from remeasurement are recognized currently in other income (loss), net in the consolidated statements of operations. The Company’s newly commenced operations in Argentina carry this hyperinflationary designation. The hyperinflationary conditions did not have a material impact on the Company’s business during the three and nine months ended September 30, 2023. During the year ended December 31, 2023, the Company recognized a translation loss of $0.5 million and had $0.1 million comparable foreign translation gain for the year ended December 31, 2022.

Estimates
Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include (a) valuation of common stock, warrants, and stock options, (b) estimated useful lives of equipment and intangible assets, (c) long-lived asset impairment, (d) the estimated costs to remediate or clean-up the Facility site, and the inflation rate, credit-adjusted risk-free rate and timing of payments to calculate the asset retirement obligations, (e) the estimated costs to remediate or clean-up identified environmental liabilities, (f) estimated contingent liabilities and (g) the estimated future cash flows, which are adjusted for current market conditions and various operational revisions, and the various metrics required to establish a reasonable estimate of the value of the Class B Units issued to certain of the Company’s Senior Lenders under the Senior Credit Agreement. It is reasonably possible that the significant estimates used will change within the next year.
Income/Loss per Common Share
Income/Loss per share amounts are computed by dividing income or loss applicable to the common stockholders of the Company by the weighted-average number of common shares outstanding during each period. Diluted income or loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. The number of dilutive warrants, options and convertible notes and accrued interest is computed using the treasury stock method, whereby the dilutive effect is reduced by the number of treasury shares the Company could purchase with the proceeds from exercises of warrants and options.
The following tables present instruments that were potentially dilutive for the years ended December 31, 2023 and December 31, 2022 that were excluded from diluted earnings per share as they would have been anti-dilutive:

	Year ended December 31, 2023	Year ended December 31, 2022
Convertible notes and accrued interest	—	7,604,302
Stock options and warrants	52,347,702	46,353,950
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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expected life of options, expected volatility of stock and expected dividend yield of stock. Market-based equity incentive options are valued and estimated using a Monte-Carlo simulation under a risk-neutral framework and the fair value is determined to be equal to the average value over 100,000 model iterations. Forfeitures are accounted for as incurred.
Contingencies
We accrue for contingent obligations, if any, when it is probable that a liability is incurred and the amount or range of amounts is reasonably estimable. As new facts become known, the assumptions related to a contingency are reviewed and adjustments are made, as necessary. Any legal costs incurred related to contingencies are expensed as incurred.
Recent Accounting Pronouncements
ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”) - In November 2023, the FASB issued ASU No. 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”) - In December 2023, the FASB issued ASU No. 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
SEC Rule Changes
In March 2024, the SEC adopted its climate-related final rule SEC Release No. 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require significant effects of severe weather events and other natural conditions, as well as amounts related to carbon offsets and renewable energy credits or certificates to be disclosed in the audited financial statements in certain circumstances. The disclosure requirements related to financial statements are effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2027. The Company is currently evaluating the impact of the rule on its disclosures.
Subsequent Events
The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements. Where applicable, the notes to these consolidated financial statements have been updated to discuss all significant subsequent events which have occurred. See Note M - Subsequent Events, for a description of events occurring subsequent to December 31, 2023 not included elsewhere in these consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D - PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment as of December 31, 2023 and December 31, 2022 are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Land	$7,856	$7,856
Office equipment	776	658
Buildings	2,857	2,684
Refinery and industrial equipment	90,314	89,447
Transportation equipment	469	469
Construction in process	952,991	452,735
Construction period interest	217,152	95,796
Total cost	$1,272,415	$649,645
Less accumulated depreciation	(2,228)	(1,112)
Property, plant and equipment, net	$1,270,187	$648,533
Depreciation expense for property and equipment was approximately $1.0 million and $0.9 million for the years ended December 31, 2023 and December 31, 2022, respectively. During the years ended December 31, 2023 and December 31, 2022, interest of $121.4 million and $55.6 million, respectively, capitalized and included in property, plant and equipment, net. The Company has recognized a total of $217.2 million of capitalized interest during the construction of the Facility.
NOTE E - INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets as of December 31, 2023 and December 31, 2022 are shown in the following table:

		December 31, 2023		December 31, 2022
(in thousands)	Remaining Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets
Trade name	—	$90	$—	$90	$—
Total Indefinite Lived Intangible Assets		$90	$—	$90	$—
Definite Lived Intangible Assets
Patent licenses	7 years	7,398	3,828	8,223	3,816
Developed seed variant technology	24 years	5,633	841	5,680	170
Refinery permits	11 years	1,921	479	1,921	404
Total Definite Lived Intangible Assets		$14,952	$5,148	$15,824	$4,390
Amortization expense for intangible assets was approximately $1.1 million and $1.3 million for the years ended December 31, 2023 and December 31, 2022, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated intangible asset amortization expense for 2024 through 2028 and thereafter is as follows:

(in thousands)	Estimated Amortization Expense
2024	$958
2025	859
2026	843
2027	795
2028	788
Thereafter	5,561
Total	$9,804
Goodwill as of December 31, 2023 is shown in the following table:

(in thousands)	December 31, 2023	December 31, 2022
Beginning Balance	$9,471	$8,777
Adjustments to CCE Acquisition	—	1,547
Foreign currency adjustments	708	(854)
Ending Balance	$10,179	$9,471
NOTE F - DEBT
The table below summarizes our notes payable and long-term debt at December 31, 2023 and at December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022

Senior Credit Agreement	$640,492	$436,126
Fixed payment obligation	26,400	22,785
Other notes	3,816	2,441
Subtotal	670,708	461,352

Less: current portion of long-term debt	(199,192)	(11,792)
Less: unamortized debt discount and issuance costs	(49,615)	(36,072)
Subtotal	421,901	413,488

Convertible note payable to executive officer	—	1,000

Total	$421,901	$414,488

Notes payable including current portion of long-term debt	199,192	11,792
Less: current portion of unamortized debt issuance costs	(960)	—
Notes payable including current portion of long-term debt, net	198,232	11,792

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Credit Agreement and Bridge Loan
On May 4, 2020, BKRF OCB entered into the Senior Credit Agreement with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to initially provide a $300.0 million senior secured term loan facility to BKRF OCB to pay the costs of retooling the Facility. Through various amendments, the commitments under the Senior Credit Agreement have subsequently been increased to $559.6 million as of December 31, 2023 and subsequently increased to $584.6 million. As of December 31, 2023, we have borrowed $523.4 million under the Senior Credit Agreement, and have borrowed an additional $52.2 million through April 16, 2024. The Company deferred interest payments of $78.6 million during the twelve months ended December 31, 2023 for a total deferred amount of $117.1 million as of December 31, 2023. The Senior Credit Agreement is secured by all the assets of our Bakersfield Renewable Fuels Facility, including a pledge of the member’s interest.
Outstanding term loans under the Senior Credit Agreement bear interest at the rate of 15.0% per annum, as amended by Amendment No. 10 as further described below, payable quarterly. The principal of the Senior Credit Agreement, as amended, is set to mature December 2025 pursuant to Amendment No. 10, provided that BKRF OCB must offer to prepay the senior loans with any proceeds of such asset dispositions, borrowings other than permitted borrowings, proceeds from damage or losses at the Facility, and excess net cash flow. BKRF OCB may also prepay the senior loans in whole or in part with the payment of a prepayment premium. As additional consideration for a portion of the senior loans, the Senior Lenders were issued Class B Units in BKRF HCP, LLC, an indirect parent company of BKRF OCB. The fair value of the Class B Units were initially recognized at fair value and are subsequently remeasured at fair value each reporting period with changes recognized in earnings. The Class B Units are discussed further below.
On March 26, 2021, Amendment No. 3 to the Senior Credit Agreement was made effective to more accurately reflect the updated scope and cost estimates of the Facility and to establish a contingency reserve account to fund the costs of the additional capabilities and equipment and to fund possible cost overruns. Concurrently, Consent No. 2 and Amendment No. 2 to the Senior Credit Agreement were made effective, which, among other things, established a consent premium equal to 1.00% of the aggregate commitments (“Consent Premium”), to be paid in the form of equity or cash to the Lenders, subject to whether the Company raises capital of $35.0 million prior to July 31, 2021. The Consent Premium was paid in connection with the consummation of the Series C Financing on February 23, 2022, as described below.
On May 19, 2021, Amendment No. 4 to the Senior Credit Agreement was made effective to replace the Engineering, Procurement and Construction Agreement dated April 30, 2020 with ARB, Inc. (the “ARB EPC Agreement”), effective immediately with a Engineering, Procurement and Construction Agreement with CTCI Americas, Inc. (the “CTCI EPC Agreement”). The subcontracts for the Facility remain in effect and were subsumed in the CTCI EPC Agreement. Accordingly, the subcontractors continue to provide their services for the Facility through CTCI.
On July 29, 2021, Amendment No. 5 to the Senior Credit Agreement was made effective, among other things, increased the amount of funding available under the Senior Credit Agreement by $4.4 million, to $317.6 million.
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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 23, 2022, Amendment No. 8 to the Senior Credit Agreement modified a previous provision whereby the Facility needs to achieve Substantial Completion, as defined under the Senior Credit Agreement, no later than August 31, 2022, or an event of default occurs and the Senior Lenders have the right to accelerate the loan for immediate payment of all principal and interest accrued to that date. The Senior Credit Agreement was also further amended to permit the Company to defer up to 3.5% per annum of the interest until the earlier of September 30, 2022 or the final completion of the retooling of the Facility, with all deferred interest being added to principal. Additionally, the parties agreed to various amendments to the representations and warranties, affirmative and negative covenants and events of default, including the Company’s loan subsidiaries ability to enter into working capital facilities in an amount of up to $125.0 million without the Senior Lenders’ consent, and the Company agreed to use its commercially reasonable efforts to enter into a permitted working capital facility on or before June 30, 2022.
On August 5, 2022, certain subsidiaries of the Company entered into Amendment No. 9 to the Senior Credit Agreement to, among other things, increase the Tranche B Commitments thereunder by $60.0 million to $397.6 million, extend the commercial operation date of the Facility to March 31, 2023 and implement certain other commercial arrangements as described therein. Existing defaults and potential events of default under the Senior Credit Agreement, if any, were also waived by the lenders in connection with the effectiveness of Amendment No. 9. The Company’s loan subsidiaries ability to enter into working capital facilities in an amount of up to $125.0 million without the Senior Lenders’ consent. The Company has deferred 100% of its cash interest payment due on September 30, 2022 and through December 31, 2023, as such amounts were allowed under the paid in kind provisions, as amended, of the Senior Credit Agreement.
On January 30, 2023, we entered into Amendment No. 10 to our Senior Credit Agreement whereby the Senior Lenders agreed to a series of Tranche C Commitments under the Senior Credit Agreement in an amount of up to $40.0 million, which was made available to be drawn through June 30, 2023. In addition, the amendment provided for (i) an increase in the underlying interest rate on the loans following the effective date of the amendment from 12.5% to 15.0%, (ii) the ability to pay interest in kind (in lieu of a cash payment) for the periods ending March 31, 2023 and June 30, 2023, (iii) a change in the original maturity date from November 2026 to December 31, 2025, (iv) an agreement to raise at least $10.0 million in new capital by March 31, 2023, and $100.0 million by April 1, 2024 and (v) certain governance rights, including certain limited rights for the Administrative Agent to put forth nominees to the Board of Directors of the Company. Additionally, the Company agreed to grant to the Administrative Agent a security interest in all assets of SusOils pursuant to a pledge and security agreement, dated as of January 30, 2023, by and among the Company, SusOils, and Orion Energy Partners TP Agent, LLC, as the collateral agent. If prior to June 30, 2025, the principal amount of the loans under the Credit Agreement is below $300.0 million, or on and after June 30, 2025 the principal amount of loans under the Credit Agreement is below $200.0 million, then the security interest will automatically terminate. The right to foreclose on the collateral is limited to specific fundamental events of default under the Senior Credit Agreement, including payment defaults and defaults arising from bankruptcy related actions. The requirement to raise $10.0 million by March 31, 2023 has been extended to April 30, 2024, through Amendment No. 13 below.
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
On May 19, 2023, the Company entered into Amendment No. 11 to the Senior Credit Agreement, whereby certain Senior Lenders agreed to increase the Tranche C Commitments from $40.0 million to $47.0 million. In exchange, the Company issued to certain Senior Lenders, as payment of an amendment and upsize premium, Tranche C Lender Warrants to purchase up to 3,750,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share. On June 21, 2023, the Company entered into Amendment No. 12 to the Senior Credit Agreement which provided for an incremental $7.0 million increase in availability to Tranche C, for a total commitment of $54.0 million and issued an additional 1,500,000 of Tranche C Lender Warrants.

On July 5, 2023, the Company entered into Amendment No. 13 to the Senior Credit Agreement that provided for, among other things, a new $110.0 million Tranche D term loan facility, which may be increased up to $140.0 million upon the

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consent of the Required Lenders (as defined within Amendment No. 13). Upon the effectiveness of Amendment No. 13, $36.0 million was committed, including $7.0 million of new funding and $29.0 million converted from Tranche C.

Amendment No. 13 also amended (i) the Tranche A and Tranche B prepayment schedule to provide for a prepayment premium of 1.4 times of the total amount of such loans being prepaid, (ii) the payment schedule for the Tranche A, Tranche B and Tranche C loans such that the applicable prepayment premium would be payable through the maturity date of those loans, and (iii) the Tranche C prepayment schedule to provide for an aggregate prepayment premium (comprised of the Tranche C priority premium and Subordinated Premium) of 2.0 times of the total amount of loans being repaid. All principal, interest or other amounts paid in cash upon payment of the loans will count towards the prepayment premiums for each of the Tranche A, Tranche B, Tranche C and Tranche D loans. In addition, Amendment No. 13 extends the outside date for which the Company is required to complete a $10.0 million capital raise to July 31, 2023, which was subsequently extended to April 30, 2024, and also provides that the outside date for completing a second $170.0 million capital raise is July 5, 2024. The proceeds from the $170.0 million capital raise are to be used towards repayment of debt in accordance with the cash waterfall provisions of the Senior Credit Agreement. Accordingly, the Company has reclassified $144.1 million from long-term maturities of Senior Credit Agreement to current maturities of long-term debt based on the amount of outstanding principal and accrued paid-in-kind interest, and after consideration to the prepayment provisions of the Senior Credit Agreement that is not included in the outstanding amount of debt in the consolidated balance sheet as of December 31, 2023.

In addition, Amendment No. 13 extends the deadlines for implementing certain governance and management related matters until November 30, 2023, which was subsequently extended to April 30, 2024. Pursuant to Waiver No. 8, the Senior Lenders agreed to waive certain Defaults and Events of Default (each as defined under the Senior Credit Agreement), if any, arising prior to, or based on events or circumstances existing prior to, the effective date of Amendment No. 13. In connection with Amendment No. 13 and the conversion of Tranche C term loans to Tranche D term loans, 10,875,000 of certain outstanding warrants that were previously issued to certain Senior Lenders were cancelled and reissued as new warrants to purchase up to 10,875,000 shares of the Company’s common stock, exercisable until December 23, 2028 at an exercise price of $0.075 per share (the “Lender Warrants”). These Lender Warrants also provide for other amendments necessary to reflect a reallocation amongst certain Senior Lenders of outstanding warrants, as further set forth in that certain amendment agreement, dated as of July 5, 2023, by and among the Company and certain Senior Lenders party thereto with the terms of the warrants remaining unchanged. The Company has agreed to register the resale of the shares of common stock underlying the Lender Warrants pursuant to an amendment to that certain registration rights agreement, dated July 5, 2023, by and among the Company and certain Senior Lenders party thereto. Amendment No. 13 was determined to meet the requirements of modification accounting of the Company’s existing Senior Credit Agreement. As a result of certain Senior Lenders rescinding various warrants, the existing debt discount was decreased by $4.5 million.

As of April 9, 2024, the Company entered into Amendment No. 14 to the Senior Credit Agreement that provided for, an increase to the Tranche D loan facility up to $165.0 million, providing $25.0 million of new funding. As of April 16, 2024, we have borrowed a total of $575.6 million under the Senior Credit Agreement, including $156.0 million of Tranche D. Consequently, the Company is operating with $9.0 million of borrowing capacity under the Senior Credit Agreement. While our Senior Lenders continue approving and funding draw requests on an as-submitted basis and there are ongoing discussions with the Senior Lenders concerning increasing borrowing capacity under the Senior Credit Agreement, there can be no assurance that such future draw requests will be successful. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent is currently extended until April 30, 2024.

During the year ended December 31, 2023, the Company recognized the following debt discount related to warrants issued (See Note I - Stock Options and Warrants).

(in thousands, except share amounts)	Warrants issued	Debt discount
Tranche C	8,250,000	$8,607
Tranche D	24,422,941	$23,958

During the year ended December 31, 2022, the Company recognized the following debt discount related to warrants issued (See Note I - Stock Options and Warrants).

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share amounts)	Warrants issued	Debt discount
Tranche B	12,485,937	$13,775
On September 22, 2023, Sustainable Oils, Inc. (“SusOils”), a wholly-owned subsidiary of GCEH, entered into a series of intercompany transactions providing for the incremental funding of certain of SusOils working capital requirements by BKRF OCB. SusOils executed and delivered to BKRF a secured intercompany promissory note, dated September 22, 2023, in the initial principal amount of $15.0 million (the “SusOils Note”), which provides for repayment of the amounts borrowed from BKRF under the SusOils Note plus interest accruing at 15.0% per annum on or before August 22, 2024. As of December 31, 2023, $10.9 million has been funded under the SusOils Note. The SusOils Note also requires that SusOils enter into a non-exclusive intercompany license agreement with BKRF pursuant to which BKRF would be licensed certain rights to use certain of SusOils’ intellectual property. As of October 12, 2023, in lieu of entering into the Proposed License Agreement, SusOils and BKRF agreed to enter into a revenue sharing agreement. During the Term of this Agreement, SusOils shall pay to BKRF the Revenue Sharing Percentage of the Gross Revenue accounted for by SusOils each calendar quarter with the first of such payments being due on January 31, 2024. The impact of the intercompany transactions are eliminated in consolidation.
In addition, SusOils entered into a (i) pledge and security agreement, dated September 22, 2023 (the “SusOils Security Agreement”), pursuant to which it granted to BKRF a security interest in all of its assets, and (ii) guaranty agreement, dated September 22, 2023 (the “SusOils Guaranty”), pursuant to which SusOils has agreed to guaranty up to $15.0 million that may be owned under the Credit Agreement (which such amount is subject to reduction for amounts paid under the SusOils Note). The SusOils Guaranty will remain in place until such time as the SusOils Note has been repaid in full.
Fixed Payment Obligation
The Company amended a derivative forward contract with the counterparty which terminated the derivative forward contract and replaced it with a fixed payment obligation. Since the Facility was not commercially operational to make payments from Facility operations, the Company amended the agreement in May 2022 and again in February 2023. Effective February 27, 2023, the Company amended its fixed payment obligation whereby we were obligated to make payments beginning in September 2023 with the first payment of $1.2 million and escalating monthly with the final payment of $6.0 million scheduled for March 2024. The Company did not make any payments beginning in September 2023 and subsequently amended the fixed payment obligation in January 2024 to extend the repayment period beginning after the Facility commences commercial operations, but no later than December 31, 2024, and increased the total amount owed to $30.8 million. The Company had $26.4 million and $22.8 million outstanding on the fixed payment obligation as of December 31, 2023 and 2022, respectively.
Payment of the fixed payment obligation, as subsequently amended in January 2024, is set to begin one month after the Facility commences its commercial operations and produces on-spec renewable diesel with the final payment due no later than December 31, 2024. See Note M - Subsequent Events for further information.
Other Notes Payable
Included in “Other notes” are loans and notes payable facilities for miscellaneous financings, such as working capital loans in our Spanish subsidiary CCE and financing of our insurance policies. At various times the Company enters into new insurance policies to replace certain policies that are expiring and to insure for additional identified risks. As of December 31, 2023, the Company had two insurance policies financed at a rate of 8.8% to 9.0% with a down payment ranging from 33.3% to 44.9%. As of December 31, 2023, $0.1 million remained outstanding on the insurance policies being financed. The Company expects that it will continue to finance certain policy premiums. Other outstanding notes payable consisted of annual interest rates ranging from 0.0% to 6.0% and mature between December 2024 through December 2050.
Convertible Note Payable to Executive Officer
On October 16, 2018, Richard Palmer, the Company’s former Chief Executive Officer, entered into a new employment agreement with the Company and concurrently agreed to defer $1.0 million of his accrued unpaid salary and bonus by virtue of a $1.0 million convertible promissory note (the “Convertible Note”). Under the Convertible Note, Mr. Palmer has

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the right, exercisable at any time until the Convertible Note is fully paid, to convert all or any portion of the outstanding principal balance and accrued and unpaid interest into shares of the Company’s common stock at an exercise price of $0.154 per share. On February 23, 2022, the Company amended Mr. Palmer's note to extend the term to the later of February 23, 2024 or upon the redemption of the Series C Preferred shares. Interest on the convertible note was 5.0% per annum and the total number of shares that could be converted was a maximum of 7,616,305. Repayment of the note was restricted under the existing Senior Credit Agreement.
On July 26, 2023, Mr. Palmer delivered a Notice of Conversion of his convertible note, including the accrued interest through February 23, 2022, into the Company’s common shares. The Company issued 7,582,318 common shares to Mr. Palmer in satisfaction of this monetary obligation by the Company with no proceeds being received by the Company for issuance of the common shares. The Company recognized interest expense of approximately $0.0 million and $0.2 million for the years ended December 31, 2023 and December 31, 2022, respectively.
The following table summarizes the minimum required payments of notes payable and long-term debt as of December 31, 2023:

(in thousands)
Year	Required Minimum Payments
2024	$199,192
2025	$471,347
2026	$25
2027	$8
2028	$4
Thereafter	$132
Total	$670,708
Class B Units
Pursuant to the Senior Credit Agreement, BKRF HCB, LLC, an indirect wholly-owned subsidiary of the Company, has issued 397.6 million Class B Units to certain Senior Lenders as of December 31, 2023. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units that end on the later of five years after the Facility commences commercial operations or the date on which the Class B Units equal 2.0x MOIC, after which the units will no longer require further distributions and will be considered fully redeemed. The aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the certain Senior Lenders cannot exceed two times the amount of the borrowings under the Senior Credit Agreement Tranche A and Tranche B, or approximately $792.0 million. The Tranche A and B loans under the Senior Credit Agreement represent $396.0 million of the $523.4 million outstanding, do earn Class B Units, while the Tranche C and Tranche D loans do not receive Class B Units. The aggregate fair value of such units on the date of their issuances totaled approximately $16.5 million which were recorded as debt discount. The aggregate fair value of the earned units as of December 31, 2023 and December 31, 2022 were approximately $3.6 million and $12.0 million, respectively. It is expected that the fair value will fluctuate depending on market inputs that impact the projected distributable cash along with delays in the Facility reaching commercial operations resulting in additional debt and less distributable cash within the available distribution period.
The Class B Units meet the definition of a mandatorily redeemable financial instrument under ASC 480, because BKRF HCB, LLC has an unconditional obligation to redeem the Class B Units by transferring assets at a specified time. Pursuant to ASC 825-10, the Company has elected the fair value option for the Class B Units. Accordingly, at each borrowing the Company will initially recognize the Class B Unit liability based on the issuance date fair value with an offset to the discount on the Senior Credit Agreement. The Company measures their Class B Units at fair value at each reporting date with changes recognized in other income/expense.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE G - ACCRUED EXPENSES
As of December 31, 2023 and December 31, 2022, accrued liabilities consists of:

(in thousands)	As of December 31, 2023	As of December 31, 2022
Accrued compensation and related liabilities	$6,503	$6,377
Accrued interest payable	2,209	4,745
Accrued construction costs	—	4,552
Other accrued liabilities	314	4,841
Current portion of asset retirement obligations	3,073	2,849
Current portion of environmental liabilities	3,738	4,354
Deferred revenue	1,250	—
	$17,087	$27,718
The following table provides a reconciliation of the changes in asset retirement obligations for the years ended December 31, 2023 and December 31, 2022.

(in thousands)	Year ended December 31, 2023	Year ended December 31, 2022
Asset retirement obligations - beginning of period	$21,104	$20,191
Revisions to previous estimates	—	245
Disbursements	(10)	(263)
Accretion	798	931
Asset retirement obligations - end of period	$21,892	$21,104
The amounts shown as of December 31, 2023 and December 31, 2022 include $3.1 million and $2.8 million, respectively, that have been classified as current liabilities and included in accrued liabilities with the remaining balance $18.8 million and $18.3 million classified as long term liabilities as of December 31, 2023 and December 31, 2022, respectively.
NOTE H - SERIES C PREFERRED STOCK
On February 23, 2022, the Company completed a private placement of an aggregate of 145,000 preferred shares (125,000 and 20,000 shares to ExxonMobil Renewables, an affiliate of ExxonMobil, and the Senior Lenders, respectively) of Series C Preferred Stock and warrants exercisable to purchase an aggregate of 18,547,731 (5,017,008 issued to settle the Warrant Commitment Liability to the Senior Lenders - see Note B - Liquidity) shares of our common stock at an exercise price of $2.25 per share to ExxonMobil Renewables, and 11 other institutional investors (all of whom are also lenders under our existing Senior Credit Agreement) respectively, for an aggregate purchase price of $145.0 million and the settlement of the Warrant Commitment Liability (see Note B - Liquidity). As a result of the difference between the $20.0 million received by the Company from the Senior Lenders for the purchase of the Series C Preferred Stock and the fair value of the Series C Preferred Stock, the Company recorded a $9.9 million deemed contribution from the Senior Lenders to Additional paid-in Capital.
For the years ended December 31, 2023 and December 31, 2022, we did not declare or pay cash distributions to the holders of the Series C Preferred Stock. Included in the carrying value of the Series C preferred Stock as of December 31, 2023 was the amount of the cumulative, undeclared, unpaid dividends of $45.6 million, along with the accretion of $17.9 million for the year ended December 31, 2023. For the year ended December 31, 2022, the amount of the cumulative, undeclared, unpaid dividends of $18.6 million, along with the accretion of $6.7 million for the year ended December 31, 2023. The amount of accretion is recognized as a reduction to Additional Paid-in Capital for the respective periods.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I - STOCK OPTIONS AND WARRANTS
Amended and Restated 2020 Equity Incentive Plan
In April 2020, the Company’s Board of Directors adopted the Global Clean Energy Holdings, Inc. 2020 Equity Incentive Plan (as amended and restated, the “2020 Plan”) wherein 2,000,000 shares of the Company’s common stock were initially reserved for issuance thereunder. Options and awards granted to new or existing officers, directors, employees, and non-employees vest ratably over a period as individually approved by the Board of Directors generally over three years, but not in all cases. In June 2022 and again in November 2023, the 2020 Plan was amended and approved by the Company's stockholders to add an additional 5,000,000 shares and 10,000,000 shares, respectively, of the Company's common stock. The 2020 Plan provides for a three-month exercise period of vested options upon termination of service. The exercise price of options granted under the 2020 Plan is equal to the fair market value of the Company’s common stock on the date of grant. Options issued under the 2020 Plan have a maximum term of ten years for exercise and may be exercised with cash consideration or through a cashless exercise in which the holder forfeits a portion of the award in exchange for shares of common stock of the remaining portion of the award. As of December 31, 2023, there were 603,931 shares available for future option grants under the 2020 Plan.
During the years ended December 31, 2023 and 2022, the Company granted stock options for the purchase of a total of 2,883,625 and 3,091,203 shares of common Stock under the 2020 Plan, respectively. The options issued in the twelve months ended December 31, 2023 have a five years term, and an exercise price ranging from $0.75 to $1.39 and will vest over varying periods. The options issued in the twelve months ended December 31, 2022 have a five years term, and an exercise price ranging from $1.29 to $4.70 and will vest over varying periods.
For the years ended December 31, 2023 and December 31, 2022, the Company recognized stock compensation expenses related to stock option awards of $2.9 million and $2.4 million, respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2023, there was approximately $2.3 million of unrecognized compensation cost related to service-based option awards that will be recognized over the remaining service period of approximately 1.8 years, and there was approximately $0.3 million of unrecognized compensation cost related to market-based stock option awards that will be recognized over the remaining derived service period of 1.0 year.
The Company previously granted stock options that were not issued under the 2010 Equity Incentive Plan or 2020 Plan. All of such options that were issued outside of the 2010 and 2020 Plans are fully vested as of December 31, 2023. Option awards outstanding at December 31, 2023 totaled 12,550,122, which includes 50,000, 6,570,000 and 5,930,122 options under the 2010 Equity Incentive Plan, the non-plan and the 2020 Plan, respectively. The Company has granted stock option awards that have service-based, market-based and performance-based requirements for vesting. There have been no awards outside the 2020 Equity Incentive Plan since the inception of the 2020 Equity Incentive Plan in April 2020.
On October 12, 2023, the compensation committee (“Compensation Committee”) of the Board of Directors of the Company approved amendments to certain non-plan performance-based stock options that had been granted to Richard Palmer, the Company’s former Chief Executive Officer, and Noah Verleun, the Company’s interim Chief Executive Officer, pursuant to their respective employment agreements. Pursuant to the amendments, options previously granted to Mr. Palmer to purchase up to 11.0 million shares of the Company’s common stock were amended to increase the exercise price from $0.154 per share to $0.97 per share (being the closing price of the Company’s stock on October 13, 2023), following which the exercise date for these options were extended for a period of five years until October 14, 2028. In addition, options previously granted to Mr. Verleun to purchase an aggregate of up to 6.0 million shares of the Company’s common stock were each amended to increase the exercise price to $0.97 per share (from exercise prices of $0.20 per share and $0.165 per share), and then to extend the exercise date for a period of five years, until January 14, 2029, and June 20, 2029, respectively. All other terms of Mr. Palmer’s and Mr. Verleun’s options remain unchanged. The effectiveness of each of these amendments to Mr. Palmer’s and Mr. Verleun’s options are subject to certain conditions precedent, including receipt of stockholder approval at the Company’s 2024 annual meeting of stockholders’.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables show option award activity for service- and performance-based options for the years ended December 31, 2023 and December 31, 2022:

(in thousands, except for share amounts)	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	21,551,576	$0.63	1.45	$17,348

Granted	2,883,625	0.90
Exercised	(235,349)	0.71		49
Forfeited	(757,197)	1.61
Expired	(11,492,533)	0.20

Outstanding at December 31, 2023	11,950,122	$1.05	1.80	$4,589

Vested at December 31, 2023 and expected to vest	10,592,673	$0.98	1.46	$4,483
Vested and exercisable at December 31, 2023	9,846,519	$0.90	1.25	$4,438
(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

(in thousands, except for share amounts)	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	19,547,520	$0.36	2.11	$87,637

Granted	2,491,203	2.88		-
Exercised	(317,166)	0.42		1,207
Forfeited	(155,553)	2.61		-
Expired	(14,428)	5.05

Outstanding at December 31, 2022	21,551,576	$0.63	1.45	$17,348

Vested at December 31, 2022 and expected to vest	20,180,698	$0.47	1.27	$17,334
Vested and exercisable at December 31, 2022	19,561,631	$0.39	1.16	$17,323
1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables show the status of the Company’s non-vested stock options for the years ended December 31, 2023 and December 31, 2022:

	Shares Under Option	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2021	803,978	$3.00

Granted	2,491,203	1.72
Vested	(1,155,099)	1.82
Forfeited	(150,137)	1.61

Non-vested at December 31, 2022	1,989,945	$3.00

Granted	2,883,625	0.49
Vested	(2,013,644)	1.11
Forfeited	(756,323)	1.61

Non-vested at December 31, 2023	2,103,603	$4.36
The following tables show options award activity for market-based options for the years ended December 31, 2023 and December 31, 2022:

(in thousands, except for share amounts)	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2022	600,000	$3.60	4.32	$—

Granted	—	—		—
Exercised	—	—		—
Forfeited	—	—		—
Expired	—	—		—

Outstanding at December 31, 2023	600,000	$3.60	3.32	$—

Vested at December 31, 2023 and expected to vest	600,000	$3.60	3.32	$—
Vested and exercisable at December 31, 2023	—	$—	—	$—

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	—	$—		$—

Granted	600,000	3.60		—
Exercised	—	—		—
Forfeited	—	—		—
Expired	—	—		—

Outstanding at December 31, 2022	600,000	$3.60	4.32	$—

Vested at December 31, 2022 and expected to vest	600,000	$3.60	4.32	$—
Vested and exercisable at December 31, 2022	—	$—	0.00	$—
The fair value of stock option grants with only continued service conditions for vesting is estimated on the grant date using a Black-Scholes option pricing model. The following table illustrates the assumptions used in estimating the fair value of options granted during the years ended:

	December 31, 2023	December 31, 2022
Expected Term (in Years)	3.2	3.2
Volatility	87.67%	86.89%
Risk Free Rate	3.83%	2.84%
Dividend Yield	0%	0%
Aggregate Grant Date Fair Value	$0.51	$1.72
The fair value of stock option grants with market based conditions for vesting is estimated on the grant date using a Monte-Carlo simulation under a risk-neutral framework and using the average value over 100,000 model iterations. The following table illustrates the assumptions used in estimating the fair value of options granted during the year ended December 31, 2022. No market based awards were issued during the year ended December 31, 2023:

Expected Term (in Years)	2.0
Volatility	88.00%
Risk Free Rate	2.80%
Dividend Yield	0%
Aggregate Grant Date Fair Value	$2.14
Stock Purchase Warrants and Call Option
On February 23, 2022, the Company issued five-year warrants to certain Senior Lenders and ExxonMobil Renewables of 5,017,008 and 13,530,723, respectively, of our common stock at an exercise price of $2.25 per share until February 22, 2027. In August 2022, the exercise date was amended to December 28, 2028. If these warrants are exercised, the Company will receive additional proceeds of $41.7 million. Additionally, in August 2022, certain Senior Lenders received warrants

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to purchase 7,468,929 shares of common stock, exercisable until December 23, 2028 at an exercise price of $2.25. ExxonMobil Renewables received 2,489,643 warrants on the same terms. If these warrants are exercised for cash, the Company will receive an additional $22.4 million. As of December 31, 2022, the Company had issued warrants to purchase 16,020,366 and 12,485,937 shares of our common stock, exercisable until December 23, 2028, at an exercise price of $2.25 to ExxonMobil Renewables and certain Senior Lenders, respectively. If these warrants are exercised for cash, the Company will receive an additional $36.0 million and $28.1 million, respectively, from ExxonMobil Renewables and certain Senior Lenders, respectively.
Separately the Company had issued the GCEH Tranche II Warrant (which allows for the purchase of up to 6.5 million shares of our common stock at an exercise price of $3.75 per share until February 22, 2028) and a warrant to purchase 33% (19,701,493 shares) of our SusOils subsidiary for an exercise price of $1.675 per share until February 27, 2027. In August 2022, the GCEH Tranche II Warrant was amended to an exercise price of $2.25 per share and the SusOils warrant exercise price was reduced to $0.05076 per share, and the terms for both warrants were extended to December 28, 2028. If these warrants are exercised for cash, the Company will receive an additional $14.6 million and $1.0 million, respectively.
As a result of issuing immediately-vested warrants and modifying existing outstanding warrants to ExxonMobil Renewables in exchange for increasing the committed volumes of renewable diesel and extending the term of the agreement by an additional six months under the existing Offtake Agreement on August 5, 2022, the Company concluded these warrants represent consideration payable to a customer in accordance with ASC 606, Revenue from Contracts with Customers.
The Company valued this consideration in accordance with ASC 718, Compensation – Stock Compensation, using the Black-Scholes option pricing model, and the following assumptions:

Expected Term (in Years)	6.4
GCEH Warrant Volatility	115%
SusOils Warrant Volatility	65%
Risk Free Rate	2.89%
Dividend Yield	0%
This amount was determined to be $15.6 million and is reflected initially as a Contract asset - related party on the consolidated balance sheet as of December 31, 2022 that was expected to be amortized over the term of the underlying contract as the Company satisfies its performance obligations under the Company’s Offtake Agreement. However, EMOC subsequently notified the Company that the Offtake Agreement was terminated on the basis that the Start Date under the Offtake Agreement of June 30, 2023 was not achieved. While the Company disputes this purported termination, such purported termination of the POA has created a condition that raises an uncertainty as to the POA and renewable diesel revenues to be received pursuant to the POA. Consequently, management evaluated the recoverability of the contract asset and determined it to be fully impaired as of December 31, 2023 in accordance with ASC 340-40 impairment considerations as management reevaluated the amount of consideration that is expected from the POA and the TPA contracts within the context of ASC 606-10 as the Company explores all its options, including alternative offtake arrangements. .
In January 2023, under Amendment No. 10 of the Senior Credit Agreement, we agreed to issue warrants to certain Senior Lenders to purchase up to 15.0 million shares of the Company’s common stock, exercisable until December 23, 2028, at an exercise price of $0.075 per share. As of July 2023, the Company entered into Amendment No. 13 of the Senior Credit Agreement whereby the previously issued warrants to certain Senior Lenders were cancelled and reissued as new warrants to purchase up to 10,875,000 shares of the Company’s common stock, exercisable until December 23, 2028. Total warrants issued as of December 31, 2023 related to Amendments No. 10, 11, 12 and 13 were 32,672,941. Each new warrant is issued commensurate with each cash draw from the Senior Credit Agreement. Therefore, the fair value of these warrants are determined on the date of the draw. If these warrants are exercised for cash, the Company will receive $2.5 million. The newly issued warrants have the same terms as the previously issued warrants under Amendments No. 10, 11 and 12 of the Senior Credit Agreement.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a summary of the ranges used in the inputs of the Black-Scholes option pricing model assumptions:

Expected Term (in Years)	5.01 - 5.90
GCEH Warrant Volatility	80% - 125%
Risk Free Rate	3.59% - 4.71%
Dividend Yield	—%
NOTE J - INCOME TAXES
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
The Company files tax returns in the U.S. federal jurisdiction, and in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2020 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2019. The Company is currently not under audit by any jurisdictions. The Company did not recognize any material interest or penalties related to uncertain tax positions for the years ended December 31, 2023 and December 31, 2022.
The effective tax rate for the years ended December 31, 2023 and December 31, 2022 is (0.4)% and 1.0%, respectively. The primary drivers for the differences in the rates from the prior-year period to the current-year period is the acquisition of an entity in a foreign jurisdiction in the fourth quarter of 2022.
The provisions for income taxes for the years ended December 31, 2023 and December 31, 2022 are as follows:

(in thousands)	Year ended December 31, 2023	Year ended December 31, 2022
Current:
Federal	$—	$—
State	—	—
Foreign	118	—
	118	—

Deferred:
Federal	—	—
State	—	—
Foreign	203	(348)
Change in valuation allowance	—	—
	203	(348)

Income tax benefit (loss)	$321	$(348)

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Federal statutory rate	21%	21%
State, net of federal tax benefit	6%	7%
Change in valuation allowance	(27)%	(27)%
Effective tax rate	—%	1%
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
Deferred income tax assets and liabilities consisted of the following temporary differences at December 31, 2023 and December 31, 2022:

(in thousands)	As of December 31, 2023	As of December 31, 2022
Deferred tax assets:
Net operating losses	$70,455	$34,885
Share based compensation	710	727
Accrued vacation	346	149
Accrued payroll	1,817	877
Accrued interest	3,894	447
Lease liabilities	425	1,027
Contingent liabilities	104,253	—
Other	378	—
Total deferred assets	182,278	38,112
Less valuation allowance for deferred tax assets	(59,971)	(34,905)
Net deferred tax asset	122,307	3,207
Deferred tax liabilities:
Capitalized research and development costs	(17,230)	—
State taxes	(2)	—
Property, plant and equipment	(104,386)	(243)
Intangibles	(1,776)	(1,901)
Lease assets	(377)	(1,093)
Fair value of Warrant Commitment Liability	—	(274)
Fair value - Class B Units	—	(958)
Total deferred tax liabilities	(123,771)	(4,469)
Net deferred tax liability	$(1,464)	$(1,262)
The Company had available federal net operating losses of $258.0 million as of December 31, 2023, with a portion of these expiring in 2024 and a portion that may be used indefinitely. The Company had state net operating losses of approximately $233.2 million which can be carried forward indefinitely. The Company had foreign net operating losses of $0.0 million.

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
NOTE K - COMMITMENTS AND CONTINGENCIES
USDA Grant

In May 2023, the Company was awarded a five-year, $30.0 million grant by U.S. Department of Agriculture (“USDA”) and the Natural Resources Conservation Service(“NRCS”) to build markets for climate-smart commodities and invest in America’s climate-smart producers. The objectives of the project are to support the production and marketing of climate-smart commodities by providing voluntary incentives to producers and landowners to implement climate-smart agricultural production practices, activities, and systems on working lands; measure/quantify, monitor and verify the carbon and greenhouse gas (“GHG”) benefits associated with those practices; and develop markets and promote the resulting climate-smart commodities (i.e. Camelina and Camelina seeds). The goal of the project is to improve agronomic practices and drive the adoption of carbon-smart practices that will ultimately lower GHG emissions and carbon intensity of Camelina production as well as increase carbon sequestration in the soil with a benefit to the crops in rotation with Camelina.

Total reimbursements from the USDA grant (including amounts due to be received) were $5.8 million for the year ended December 31, 2023, and are reported net of general and administrative expenses and facilities expenses, respectively in the Company’s condensed consolidated statements of operations. The Company has $0.2 million of receivables due from the USDA grant program, which is included in prepaid expenses and other current assets in the Company’s consolidated balance sheet as of December 31, 2023.

The Company has quarterly reporting requirements that include performance and progress reporting, in addition to being subject to an annual audit for costs reimbursed under the USDA grant. The Company is the primary contractor for the grant award and includes subcontractors and sub-awardees.
Feedstock Supply Agreement
We had an exclusive feedstock supply agreement for the purchase of certain grades of soybean oil, under which the supplier had agreed to supply a maximum volume of 1.2 billion pounds of soybean oil over a period of twenty-four months, with such maximum volume being equally allotted between four 6-month segments or periods. A condition to the sale and purchase of the feedstock was the completion and commissioning of the Facility, and until such condition had been satisfied the Company had no obligation to purchase such feedstock under the supply agreement. See Note M - Subsequent Events for further information.

Engineering, Procurement and Construction Contract
On May 18, 2021, our BKRF subsidiary and CTCI entered into an Engineering, Procurement and Construction Agreement with CTCI (the “CTCI EPC Agreement”) pursuant to which the firm agreed to produce services for the engineering, procurement, construction, start-up and testing of the Facility.
On January 10, 2023, BKRF entered into Amendment No. 2 (the “Amendment”) to the CTCI EPC Agreement. Pursuant to the Amendment, BKRF and CTCI agreed to, among other things:
(i) a guaranteed minimum price of $275.0 million (subject to upward adjustment pending final settlement of certain change orders pursuant to the procedures set forth in the Amendment) (the “New GMP”), subsequently revised on December 18, 2023 to a new guaranteed minimum price of $360.0 million as further discussed below;
(ii) a change to the payment dates for costs and fees that are payable to CTCI under the CTCI EPC Agreement, which will now be payable after Substantial Completion of our Facility (the “Project”) in 18 monthly installments, which was also revised with the interim settlement agreement reached on December 18, 2023 as further described below; and
(iii) provide for liquidated damages commencing on a Substantial Completion date of March 31, 2023, which may only be adjusted in accordance with the CTCI EPC Agreement. In connection with the Amendment, the Company

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agreed to provide a payment guarantee in favor of CTCI for amounts that may be owed by BKRF under the CTCI EPC Agreement, pursuant to an owner parent guarantee, dated as of January 10, 2023, by and between the Company and CTCI.
(iv) Global Clean Energy Holdings, Inc. entered into a guarantee agreement for the amounts owed under the CTCI EPC Agreement in the event of default by BKRF.
On April 13, 2023, CTCI served demand for mediation and arbitration on the Company in connection with outstanding change order claims, and for other compensation it believes it is owed for work on the project. Pursuant to the demand, CTCI is seeking $550.0 million in total compensation through the end of the project. While the Company is evaluating CTCI’s claims, it denies many of CTCI's change order claims, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement and at law. A mediation has not yet been scheduled and an arbitration panel has not yet been selected. Notwithstanding its demand for arbitration and mediation, CTCI has continued working on the project since and during the pendency of the proceedings.
On April 28, 2023, the Company entered into a change order whereby the Company has agreed to pay up to a maximum of $15.0 million to reimburse CTCI for labor costs associated with accelerating the work effort which includes additional personnel, premium and/or overtime differential costs and increasing work shifts. This change order is being paid under the original payment terms of the EPC contract and is not part of the deferred payment.
On December 18, 2023, the Company entered into an interim settlement agreement (the “Settlement Agreement”) with CTCI. The Settlement Agreement provides that all payments to CTCI for in-scope work performed under the CTCI EPC Agreement will be payable after Substantial Completion of the Company’s Facility (the “Project”), in 30 monthly installments (provided that the parties may agree to extend such term for a period of up to 10 years). The Company has assessed the scope of work associated with achieving the milestone of Substantial Completion, as defined by the CTCI EPC Agreement, and believes that it will not be met until at least the first quarter of 2025, while the Company expects that the production of commercial volumes and revenue generation associated with the commencement of operations to occur during the second quarter of 2024. The payment terms for out-of-scope work performed after October 30, 2023 will remain unchanged. Pursuant to the Settlement Agreement, CTCI has agreed to use its reasonable best efforts to achieve Mechanical and Substantial Completion of the Project by the earliest date practicable and provided BKRF with representations regarding completion of certain Project milestones. In consideration for these agreements and undertakings, BKRF agreed to a new guaranteed minimum price of $360.0 million, plus accrued interest. As of December 31, 2023 and 2022, the Company has paid $150.9 million and $146.3 million, respectively, to CTCI with the remaining amount owed as principal of $209.1 million, as of December 31, 2023, which brings the full amount of principal to $360.0 million and is subject to certain adjustments, such as additive change orders. Deferred payments accrue interest equal to the prime rate as published in the Wall Street Journal, adjusted up or down monthly on the first day of each month thereafter should the Wall Street Journal prime rate fluctuate, plus 50 basis points (i.e., 0.5%). The interest rate will be recalculated on the first day of each month thereafter and was 9.0% and 7.5% as of December 31, 2023 and 2022. Interest expense for the years ended December 31, 2023 and 2022 totaled $17.9 million and $2.6 million, respectively, and is capitalized as a component of property, plant and equipment. Accrued interest included within the EPC deferred payment (excluding contingent amounts) is $20.5 million and $2.6 million as of December 31, 2023 and 2022.
As of April 16, 2024, CTCI continues to assert it has certain claims related to its costs and is seeking at least $760.0 million in total compensation from the Company through the end of the project. While the Company is evaluating CTCI’s claims, we dispute such claims, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement, as amended and at law. We accrue for contingent obligations, if any, when it is probable that a liability is incurred and the amount or range of amounts is reasonably estimable. Accordingly, the Company has accrued $372.6 million for CTCI’s claims in the consolidated balance sheet as of December 31, 2023 which includes contingent accrued interest of $8.9 million. Therefore, as of December 31, 2023, the amount of the EPC deferred payment totaled $602.2 million which includes the contingent liability of $372.6 million. As new facts become known, the assumptions related to a contingency are reviewed and adjustments are made, as necessary. Any legal costs incurred related to contingencies are expensed as incurred.
The following table summarizes the minimum required payments of the EPC deferred payments as of December 31, 2023 assuming Substantial Completion as defined in the CTCI EPC Agreement is achieved in the first quarter of 2025 and

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
excludes the contingent amounts accrued totaling $372.6 million as there is no contractual obligation related to this amount:

(in thousands)	EPC deferred payments
2024	$—
2025	91,871
2026	91,871
2027	45,936
Total	$229,679
Environmental Remediation Liabilities
The Company has assumed significant environmental and clean-up liabilities associated with the purchase of the Bakersfield Facility.
Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental remediation liabilities to their present value if payments are fixed and determinable. However, as the timing and amount of these costs were undeterminable as of December 31, 2023, these costs have not been discounted. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected. At December 31, 2023, accrued environmental remediation liability costs totaled $19.8 million of which $3.7 million have been classified as current liabilities. At December 31, 2022, accrued environmental liabilities totaled $20.4 million of which $4.4 million have been classified as current liabilities.
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
The table below presents the lease-related assets and liabilities recorded on the balance sheet at December 31, 2023 and December 31, 2022:
(in thousands)

Leases	Classification	As of December 31, 2023	As of December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$3,158	$5,332
Total lease assets		$3,158	$5,332

Liabilities
Current
Operating	Current portion of operating lease obligations	$1,806	$1,897
Non-current
Operating	Operating lease obligations, net of current portion	1,154	3,090
Total lease liabilities		$2,960	$4,987

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the components of lease costs for the years ended December 31, 2023 and December 31, 2022:
(in thousands)

Leases	Classification	Year ended December 31, 2023	Year ended December 31, 2022
Operating Expenses
Operating lease cost	General and administrative expense	$1,912	$875
Short-term and variable lease cost	General and administrative expenses	181	39
Finance lease cost
Amortization of leased assets	Depreciation expense	—	368
Interest on lease liabilities	Interest expense, net	—	94
Total lease costs		$2,093	$1,376
The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company's leases as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023	As of December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	1.8	2.6

Weighted average discount rate
Operating leases	5.32%	4.61%
The table below presents the maturity of the lease liabilities as of December 31, 2023:

(in thousands)	Operating leases
2024	$1,713
2025	1,130
2026	253
2027	33
2028	1
Thereafter	—
Total lease payments:	3,130
Less: present value discount	(170)
Total lease liabilities	$2,960

Grower Commitments
The Company has arrangements with independent growers of our Camelina crop, whereby the Company has agreed to pay a fee based on the amount of delivered Camelina grain. As of December 31, 2023, the Company estimates that a total of $11.4 million in future payments may be incurred once the Company calls for the delivery of the grain and the grain is delivered by the grower, which, if called, is expected to occur over the next seven months subsequent to December 31, 2023. Actual amounts to be owed are subject to change based on the actual volumes of on-spec quantities delivered by the growers.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has certain bonding requirements with states where it has grower agreements, which requires the Company to cash collateralize a portion of the total bonding requirement. The Company had $4.0 million of cash held as collateral and is classified as other long-term assets as of December 31, 2023.
Legal
On February 28, 2023, we received notice from EMOC, that effective as of July 1, 2023, EMOC was irrevocably terminating the POA without any further action of EMOC, upon failure of the Facility to commence operations contemplated by the Offtake Agreement by June 30, 2023. The Company believes that ExxonMobil’s purported termination of the Offtake Agreement was ineffective, and the Company reserves and will enforce all its rights under the Offtake Agreement, including without limitation those rights that automatically extend the Start Date. On May 15, 2023, the Company further advised EMOC that force majeure had occurred at the Facility, as a result of which the Start Date under the POA was automatically extended pursuant to the terms of the POA until November 30, 2023, at the earliest. The Company also advised EMOC that if it did not withdraw its prior putative “irrevocable” termination of the POA, the Company would seek to initiate arbitration proceedings to recover for damages incurred by the Company as a result of EMOC’s wrongful termination. On May 19, 2023, EMOC notified the Company that it was terminating the POA effective as of that date as a result of EMOC’s views that the force majeure events described in the Company’s May 15, 2023 letter had existed for 365 consecutive days or more - a contention that the Company vigorously denies. On May 21, 2023, the Company notified EMOC that it rejects its latest putative attempt to terminate the POA, disagrees with EMOC’s interpretation of the POA, and believes that its force majeure claims are valid and enforceable under the POA.
On March 1, 2023, we received notice that ExxonMobil, in its capacity as a holder of Series C Preferred stock, filed a complaint against the Company in the Court of Chancery of the State of Delaware (the “Court”) to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law (“Section 220”) in relation to alleged wrongdoing by our management. On April 28, 2023, the Company and ExxonMobil jointly filed a stipulation in the Court pursuant to which the parties agreed on the scope of a voluntary document production by the Company for purposes of resolving the books and records complaint under Section 220 (the “Stipulation to Resolve”). Pursuant to the Stipulation to Resolve, the parties agreed to hold the Company’s deadline to respond to ExxonMobil’s initial complaint in abeyance while the Company completed its voluntary document production for the agreed purpose of resolving the action. Upon completion of the Company’s voluntary document production, on June 28, 2023 the Company and ExxonMobil jointly filed a status report in the Court requesting that the action be stayed until September 11, 2023. At the joint requests of the parties, the Court has extended the stay through January 15, 2024. On December 4, 2023, the Company and ExxonMobil jointly filed a stipulation pursuant to Rule 510(f) of the Delaware Rules of Evidence. In accordance with this stipulation, the parties agreed on the scope of an additional voluntary document production by the Company for the purposes of resolving the complaint, under Rule 510(g) of the Delaware Rules of Evidence. On January 29, 2024, the Company and the Plaintiff jointly filed a stipulation in the Court of Chancery of the State of Delaware pursuant to which the parties informed the Court that they would be requesting a hearing date to decide matters outstanding from the Company’s voluntary document production made in accordance with the parties’ agreement under Rule 510(g) of the Delaware Rules of Evidence. Such hearing is expected to be held in April 2024. It is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 complaint. While the Company intends to comply with applicable law, it denies the allegations described in the complaint. Moreover, the Stipulation to Resolve is not an admission of liability by the Company, and is subject and without prejudice to the Company’s express reservation of rights in all regards.
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

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Professional Services Agreement
On May 22, 2023, the Company entered into a Professional Services Agreement (“PSA”) with a service provider for project management and other project related services, including supporting the commissioning and start-up activities of our Facility on a time and materials basis. The terms of the PSA provide for two-thirds of the total invoice to be paid in cash with the remaining one-third to be paid, at the service provider's option, 90 days after Facility achieves Substantial Completion, as defined by the CTCI EPC Agreement, or credited to the next tranche of debt to the Senior Credit Agreement, as applicable (the “Future Component”). As of December 31, 2023, the Company has accrued $5.3 million in connection with the Future Component and is included in Other Long-Term Liabilities as Substantial Completion is currently not expected to occur until the first quarter of 2025. The Company also had $0.7 million of unpaid invoices in accounts payables due this service provider as of December 31, 2023.
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
NOTE L - EMPLOYEE BENEFIT PLAN
The Company offers a 401(k) plan, which covers substantially all employees in the U.S. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation, in accordance with Section 401(k) of the Internal Revenue Code. The Company generally provides some form of a matching contribution for most employees in the U.S. Retirement plan contributions for the years ended December 31, 2023 and December 31, 2022 were $0.9 million and $0.7 million, respectively.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE M - SUBSEQUENT EVENTS
Fixed Payment Obligation
Effective January 22, 2024 we amended our fixed payment obligation to begin one month after the Facility commences its commercial operations and produces on-spec renewable diesel with the final payment due no later than December 31, 2024. In exchange, the total fixed payment obligation was increased to a total of $30.8 million.
Retirement of Chief Executive Officer and Separation Agreement
On February 23, 2024, Richard Palmer retired from his position as Chief Executive Officer of the Company. Mr. Palmer will continue to serve as a member of the Company’s Board of Directors (the “Board”). Effective February 23, 2024, the Board appointed Noah Verleun to serve as the Company's interim Chief Executive Officer.

In connection with Mr. Palmer’s retirement, the Company and Mr. Palmer entered into a separation agreement and general release (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, the Company agreed to pay Mr. Palmer severance in the form of salary continuation, based on an annual salary of $350,000, over the next 14 months, and is to receive accrued but unpaid salary and bonuses in the amount of $1,049,430, which will be payable concurrently upon any payout under the Company’s previously announced BKRF Short Term Incentive Program for the fiscal year ended December 31, 2023 (the “2023 Plan Payment Date”); provided that the Company may also elect, in its discretion, to pay such amount in equal installments over a period of up 12 months following the 2023 Plan Payment Date (in which case such amount will accrue interest at the prime rate (as quoted by the Wall Street Journal) until paid in full). The Company also agreed to make a one-time cash payment to Mr. Palmer of $750,000, which will be payable within 30 days after the date on which the Company has repaid all amounts under its existing Senior Credit Agreement in full, and all outstanding shares of the Company’s Series C Preferred Stock have been redeemed in full. Finally, Mr. Palmer will be entitled to receive his 2022 Executive Bonus Award of $175,000, and reimbursement for medical, dental and vision premiums (up to $1,871 per month) until October 15, 2025.
Feedstock Supply Agreement

On March 25, 2024, the Company entered into a “Termination Agreement” with its feedstock supplier for the Facility and is currently pursuing an alternative feedstock arrangement for when the Company commences operations. The Company will pay the termination consideration of $3.0 million. The initial payment of $2.0 million was paid on April 10, 2024, with the remaining payments to be made quarterly through the second quarter of 2025.

Intercompany Transactions

On April 9, 2024, BKRF and SusOils entered into an amended and restated secured intercompany note (“A&R Intercompany Note”) to provide additional incremental funding to SusOils under the secured intercompany promissory note, dated September 22, 2023. The original principal amount of the Original Intercompany Note ($15 million), the interest rate (15%) and the maturity date (August 22, 2024) remain unchanged.

In consideration for the extension of the loans and the consents provided by the Administrative Agent, the Company entered into a pledge and security agreement, pursuant to which the Company pledged the equity interests in certain of its subsidiaries to the senior lenders as collateral for amounts owed under the Senior Credit Agreement.

In addition, in connection with the execution of the A&R Intercompany Note, SusOils and BKRF entered into certain intercompany revenue sharing arrangements pursuant to which SusOils will pay to BKRF the Revenue Sharing Percentage of the Gross Revenue generated from the license of SusOil’s patented Camelina varieties for a period of five years, beginning on January 1, 2025. SusOils also licensed to BKRF, on a non-exclusive basis, certain of its patented Camelina varieties, which may be used by BKRF for, among other things, growing Camelina for use at the Company’s Bakersfield Renewable Fuels Facility.
Amendment to Senior Credit Agreement

On April 9, 2024, the Company entered into Amendment No. 14 to the Senior Credit Agreement that provided for, among other things, an increase to the Tranche D loan facility up to $165.0 million, providing $25.0 million of new funding.