Form 10-Q
period 2024-03-31
Global Clean Energy Holdings, Inc.
filed 2024-05-15
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 000-12627
GLOBAL CLEAN ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0407858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6451 Rosedale Hwy, Bakersfield, California	93308
(Address of principal executive offices)	(Zip Code)

(661) 742-4600
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of May 13, 2024 was 50,182,233.

Part I. FINANCIAL INFORMATION
Item 1: Financial Statements
GLOBAL CLEAN ENERGY HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$1,273	$1,927
Accounts receivable, net	1,882	1,841
Restricted cash	2,616	1,809
Inventories, net	8,496	4,554
Prepaid expenses and other current assets	2,703	1,728
Total current assets	16,970	11,859

Operating lease right-of-use-assets	2,696	3,158
Intangible assets, net	9,642	9,894
Goodwill	10,072	10,179
Other long-term assets	4,630	5,029
Property, plant and equipment, net	1,369,398	1,270,187
Total assets	$1,413,408	$1,310,306

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,802	$12,236
Accrued liabilities	24,939	17,087
Current portion of operating lease obligations	1,579	1,806
Current portion of EPC deferred payment	23,443	—
Notes payable including current portion of long-term debt, net	258,923	198,232
Total current liabilities	323,686	229,361

Long-term liabilities:
Operating lease obligations, net of current portion	973	1,154
Mandatorily redeemable equity instruments of subsidiary, at fair value (Class B Units)	3,950	3,590
EPC deferred payment, net of current portion	627,781	602,229
Long-term debt, net	1,545	1,550
Senior Credit Agreement, net	421,146	420,351
Asset retirement obligations, net of current portion	18,502	18,819
Environmental liabilities, net of current portion	15,287	16,079
Deferred tax liabilities	1,443	1,465
Other long-term liabilities	9,968	6,353
Total liabilities	1,424,281	1,300,951

Commitments and Contingencies (Note 12)

Series C 15.00% preferred stock - 50,000,000 shares authorized; 145,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	152,319	138,539

Stockholders' deficit:
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,182,233 shares issued and outstanding at March 31, 2024 and 50,179,494 shares issued and 49,999,345 shares outstanding, at December 31, 2023	500	500
Additional paid-in capital	106,131	111,982
Accumulated other comprehensive loss	(614)	(411)
Accumulated deficit	(289,645)	(261,691)
Total stockholders' deficit attributable to Global Clean Energy Holdings, Inc.	(183,628)	(149,620)
Non-controlling interests	20,436	20,436
Total stockholders' deficit	(163,192)	(129,184)

Total liabilities and stockholders' deficit	$1,413,408	$1,310,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except share amounts and per share amounts)	For the three months ended March 31,
	2024	2023

Revenue	$567	$1,333
Cost of goods sold	1,778	1,463
Gross Loss	(1,211)	(130)

Operating expenses:
General and administrative expense	16,897	13,646
Facilities expense	7,804	7,651
Depreciation expense	384	270
Amortization expense	167	336
Total operating expenses	25,252	21,903

Operating loss	(26,463)	(22,033)

Other income (expense)
Interest expense, net	(1,428)	(1,191)
Other income	297	291
Change in fair value of Class B Units	(360)	(1,810)
Loss before income taxes	(27,954)	(24,743)
Income tax benefit	—	100
Net loss	$(27,954)	$(24,643)

Basic net loss per common share	$(0.56)	$(0.58)
Diluted net loss per common share	$(0.56)	$(0.58)
Basic weighted average shares outstanding	50,169,577	42,349,408
Diluted weighted-average shares outstanding	50,169,577	42,349,408
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

(in thousands)	For the three months ended March 31,
	2024	2023
Net loss	$(27,954)	$(24,643)
Other comprehensive gain (loss):
Foreign currency translation adjustments	(203)	11
Comprehensive loss	$(28,157)	$(24,632)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Treasury stock	Non - controlling interests	Total
(in thousands, except share amounts)	Shares	Amount
Beginning Balance at December 31, 2022	42,344,827	$423	$122,633	$73	$(171,757)	$(16)	$20,436	$(28,208)
Share-based compensation from issuance of options and compensation-based warrants	-	-	613	-	-	-	-	613
Exercise of stock options	5,200	-	5	-	-	-	-	5
Accretion of 15.00% Series C preferred shares	-	-	(8,879)	-	-	-	-	(8,879)
Issuance of warrants	-	-	8,607	-	-	-	-	8,607
Foreign currency translation adjustment	-	-	-	11	-	-	-	11
Net loss	-	-	-	-	(24,643)	-	-	(24,643)
Ending Balance at March 31, 2023	42,350,027	$423	$122,979	$84	$(196,400)	$(16)	$20,436	$(52,494)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock	Non - controlling interests	Total
(in thousands, except share amounts)	Shares	Amount
Ending Balance at Dec. 31, 2023	49,999,345	$500	$111,982	$(411)	$(261,691)	$-	$20,436	$(129,184)
Share-based compensation from issuance of options and compensation-based warrants	-	-	536	-	-	-	-	536
Exercise of stock options	182,888	-	2	-	-	-	-	2
Accretion of 15.00% Series C preferred stock	-	-	(13,781)	-	-	-	-	(13,781)
Issuance of warrants	-	-	7,392	-	-	-	-	7,392
Foreign currency translation adjustment	-	-	-	(203)	-	-	-	(203)
Net loss	-	-	-	-	(27,954)	-	-	(27,954)
Ending Balance at March 31, 2024	50,182,233	$500	$106,131	$(614)	$(289,645)	$-	$20,436	$(163,192)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	For the three months ended March 31,
	2024	2023
Operating Activities
Net Loss	$(27,954)	$(24,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	536	613
Depreciation and amortization	551	606
Accretion of asset retirement obligations	122	200
Change in fair value of Class B units	360	1,810
Amortization of debt discount	1,328	1,116
Deferred income taxes	-	100
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(41)	(769)
Inventories	(3,942)	1,415
Prepaid expenses and other current assets	(975)	971
Long-term deposits	410	(376)
Accounts payable	176	1,000
Accrued liabilities	2,716	(555)
Asset retirement obligations	—	(6)
Environmental liabilities	(208)	(187)
Operating lease obligations	54	(18)
Net Cash Used in Operating Activities	(26,867)	(18,723)
Investing Activities:
Cash paid for intangible assets	(18)	(16)
Cash paid for property, plant, and equipment	(6,854)	(7,250)
Proceeds from government grant	31	—
Net Cash Used in Investing Activities	(6,841)	(7,266)
Financing Activities:
Proceeds received from exercise of stock options	2	5
Payments on notes payable and long-term debt	(966)	(36)
Borrowings on other notes	649	—
Borrowings on Senior Credit Agreement	34,203	22,000
Net Cash Provided by Financing Activities	33,888	21,969

Effect of foreign currency exchange rate changes on cash	(27)	—
Net Change in Cash and Restricted Cash	153	(4,020)
Cash and Restricted Cash at Beginning of Period	3,736	7,464
Cash and Restricted Cash at End of Period	$3,889	$3,444

Supplemental Disclosures of Cash Flow Information
Cash	$1,273	$3,444
Restricted cash	$2,616	$—
Cash and Restricted Cash	$3,889	$3,444

Cash Paid for Interest	$15	$3
The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Non-cash Investing and Financing Activities

(in thousands)	For the three months ended March 31,
	2024	2023
Supplemental Disclosures of Non-cash Investing and Financing Activities

Debt discount related to warrants issued to certain Senior Lenders	$7,392	$8,607
In-kind interest added to principal balance of Senior Credit Agreement	25,489	16,207
EPC deferred payment included in purchases of property, plant, and equipment	36,323	—
Amounts included in accounts payable, accrued liabilities and other long-term liabilities for purchases of property, plant, and equipment	10,138	6,801
Capitalized interest added in property, plant, and equipment	46,314	21,957
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
Throughout this Quarterly Report, the terms “we,” “us,” “our,” “our company,” and “the Company” collectively refer to Global Clean Energy Holdings, Inc. and its wholly-owned subsidiaries. References to “GCEH” refer only to Global Clean Energy Holdings, Inc.
Organization
GCEH is a Delaware corporation. GCEH currently operates through various wholly-owned U.S. and foreign subsidiaries. The principal subsidiaries include: (i) Sustainable Oils, Inc., (“SusOils”), a Delaware corporation that conducts feedstock breeding, owns proprietary rights to various camelina varieties and operates our camelina business; (ii) GCE Holdings Acquisitions, LLC and its five Delaware limited liability company subsidiaries that were formed to finance and own, directly or indirectly, Bakersfield Renewable Fuels, LLC (“BKRF”), a Delaware limited liability company that owns our Bakersfield Renewable Fuels Facility (“Facility”); (iii) GCE Operating Company, LLC, a Delaware limited liability company that operates our Bakersfield, California renewable fuels facility, and employs various personnel throughout the Company; (iv) Agribody Technologies, Inc., (“ATI”), a Delaware corporation that owns and oversees aspects of our plant science programs; (v) Camelina Company España, S.L.U., (“CCE”), a Spanish private limited company that develops proprietary camelina varieties and leads our business expansion opportunities in Europe and South America; (vi) Global Clean Renewable Argentina S.R.L., (“GCRA”), a limited liability company in Argentina that conducts operations in Argentina; and (vii) Global Clean Renewable Brazil LTDA, (“Brazil”), a limited liability company in Brazil that conducts operations in Brazil. We also own several foreign inactive subsidiaries.
Description of Business
GCEH is a vertically integrated renewable fuels innovator producing ultra-low carbon renewable fuels from patented nonfood camelina varieties. Our farm-to-fuel business model is designed to allow greater efficiencies throughout the value chain, lowering our finished fuels’ carbon intensity and streamlining our operations at every step. Our patented camelina varieties are purposefully bred to increase yield, quicken maturity, and increase tolerance to drought and pests. Today, GCEH owns the world’s largest portfolio of patented camelina genetics, and we contract directly with farmers around the globe to grow our proprietary camelina crop on fallow land. Once our Facility becomes commercially operational, we expect the majority of our revenues will be generated from the sale of renewable diesel along with the sale of co-products for renewable propane, naphtha and butane.
NOTE 2 - LIQUIDITY
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company has incurred a net loss applicable to its common stockholders of $28.0 million during the three months ended March 31, 2024, and had an accumulated deficit of $289.6 million at March 31, 2024. At March 31, 2024, the Company had negative working capital of $306.7 million and a stockholders’ deficit of $163.2 million. The conversion project at our Facility is still ongoing, and we do not expect to generate any revenue from our Facility until the commencement of commercial operations.
Various scheduling issues experienced to date with CTCI Americas, Inc., a Texas corporation (“CTCI”), and other factors beyond our control have delayed the completion of the project. We have taken steps for CTCI, to accelerate the completion of the project, including the hiring of a third-party project management services group, although further delays beyond estimated timelines, or unexpected construction costs including any unfavorable negotiation of change order claims, could increase the cost of completion beyond our budgeted costs. While we have commenced pre-commissioning, commissioning and other start-up activities at our Facility, our conversion project is still ongoing, and we do not expect to generate any revenue from our Facility until it commences commercial operations. We believe, based on the schedule provided to us by CTCI, and current work effort, we will commence the start-up phase of the conversion project in June 2024. Assuming the start-up phase of the conversion project is completed during this time period, we believe initial commercial operations at the Facility could commence during the third quarter of this year, although there can be no assurance that such operations will commence within this time period. In addition, CTCI continues to claim that it has incurred costs in excess of the guaranteed maximum price set forth in the Engineering, Procurement and Construction Agreement with CTCI (the “CTCI EPC Agreement”), as amended, and is seeking at least $760.0 million in total compensation through the end of the project. While the Company is evaluating CTCI’s claims, we dispute such claims, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement and at law. As of March 31, 2024, the amount of the EPC deferred payment totaled $651.2 million. The EPC deferred payment includes the contingent liability of $418.3 million, which includes contingent accrued interest of $18.3 million. An unfavorable outcome with CTCI on this dispute may materially impact our future liquidity.
In addition, ExxonMobil Renewables LLC (“Exxon”), in its capacity as a preferred stockholder of the Company, filed a complaint against the Company in the Court of Chancery of the State of Delaware to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law in relation to alleged wrongdoing by the Company’s management (“Section 220 Demand”). The Company and Exxon have jointly filed a stipulation with the court on an agreed scope of voluntary document production by the Company. While we deny the allegations described in the complaint, it is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 Demand. The Section 220 Demand and the potential risk of additional stockholder suits has created additional uncertainties around our ability to successfully obtain third party financing required to complete the Facility and other commercial financing for working capital needs (See Note 12 - Commitments and Contingencies - Legal for further information).
In addition, ExxonMobil Oil Corporation (“EMOC”), as counterparty to that certain Product Offtake Agreement, dated April 10, 2019 (the “Offtake Agreement” or “POA”), has notified the Company that it has terminated the POA on the basis that the Start Date under the POA of June 30, 2023 was not achieved. While the Company disputes EMOC’s purported termination, such purported termination of the POA has created a condition that raises an uncertainty as to the POA and renewable diesel revenues to be received pursuant to the POA. Termination of the POA would result in an Event of Default under our secured term loan agreement (the “Senior Credit Agreement”) (See Note 12 - Commitments and Contingencies - Legal for further information). The Company currently does not have any other offtake arrangements for renewable diesel and naphtha other than the Product Offtake Agreement and is actively pursuing all available options, including alternative offtake arrangements, to mitigate potential losses that could occur as a result of ExxonMobil's purported termination.
As of March 31, 2024, the Company’s primary source of liquidity is cash on hand and available borrowings under its Senior Credit Agreement. Through subsequent amendments, the Senior Credit Agreement borrowing capacity has been increased up to $599.6 million, by increasing the Tranche D loan facility up to $180.0 million, providing and additional $40.0 million of new funding (See Note 13 - Subsequent Events for further information). As of May 15, 2024, the Company is operating with $9.2 million of uncommitted borrowing capacity under the Senior Credit Agreement. While our Senior Lenders continue approving and funding draw requests on an as-submitted basis and there are ongoing discussions with the Senior Lenders concerning increasing borrowing capacity under the Senior Credit Agreement, there can be no assurance that such future draw requests will be successful. In addition, under the Senior Credit Agreement, the Company is required to raise $10.0 million by May 31, 2024 and an additional $170.0 million by July 5, 2024 to refinance a portion of the senior debt, and will require $142.0 million for cash interest payments by June 30, 2024 (if not otherwise permitted to pay interest in-kind) related to the Senior Credit Agreement. The Senior Credit Agreement also requires that we maintain a debt balance of not more than $470.0 million on and after June 30, 2024, and $370.0 million on and after June 30, 2025, and if proceeds from the required capital raises or cash from operations are insufficient to pay down the senior debt to achieve these debt balances and interest, we will be required to undertake additional financings to meet the target debt balance of $470.0 million on and after June 30, 2024. As a result, as of March 31, 2024, $230.2 million of the Senior Credit Agreement balance is included in the current portion of long-term debt. The current portion is comprised of (1) payment required based on the Tranche D waterfall structure to include principal, interest and premium of a 1.25x multiple on invested capital (“MOIC”) and (2) additional payment of approximately $94.7 million required to achieve the targeted debt balance of not more than $470.0 million after successful raise of the $170.0 million by July 5, 2024. Also, under the terms of the Series C Preferred Stock, the Company will be required to pay dividend payments of $29.7 million starting June 30, 2024 through May 15, 2025. In addition, we have a fixed payment obligation of $30.8 million, as subsequently amended in January 2024, that any unpaid remaining balance is due to be paid in full by December 2024 (see Note 6 - Debt for further details).
The Company estimates that it will require the following cash inflows for the following purposes through May 15, 2025:
•$48 million to fund the completion of the Bakersfield Renewable Fuels Facility and for other operational requirements, net of cash on hand, and
•$25 million to fund the initial feedstock required for operations.
We will also be required to begin making installment payments of our EPC deferred payment along with payment of a deferred amount that we may be required to make to our project management service provider (as further discussed in Note

12 - Commitments and Contingencies) once we achieve Substantial Completion, as defined by the CTCI EPC Agreement, as amended, which management does not estimate will occur until the first quarter of 2025. The EPC deferred payment (excluding contingent amounts) and deferred payment to the project management service provider totaled $229.7 million and $9.8 million, respectively, as of March 31, 2024.
The uncertainty of the timing of the completion and costs of the Facility, the lack of significant operating cash flows until the initial revenues from the Facility begin, no current committed equity or debt financing and the significant cash shortfall to meet the Company’s financial obligations, represent events and conditions that raise a substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the time the financial statements are issued.
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
Financing Agreements
Credit Facilities
BKRF OCB, LLC, an indirect, wholly-owned subsidiary of GCEH, is the primary borrower under our $584.6 million Senior Credit Agreement as of March 31, 2024. The purpose of this facility is to provide cash to BKRF to facilitate the construction of the Facility.

As of May 15, 2024, we have borrowed a total of $590.5 million under the Senior Credit Agreement, including $170.9 million of Tranche D. Consequently, as of May 15, 2024, the Company is operating with $9.2 million of uncommitted borrowing capacity under the Senior Credit Agreement. While our Senior Lenders continue approving and funding draw requests on an as-submitted basis and there are ongoing discussions with the Senior Lenders concerning increasing borrowing capacity under the Senior Credit Agreement, there can be no assurance that such future draw requests will be successful. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent is currently extended until May 31, 2024.
Sales Agreements
Our primary offtake arrangement for our renewable diesel produced at the Bakersfield Renewable Fuels Facility is the POA with Exxon. Exxon purportedly terminated the POA on May 19, 2023. While we have reserved and will enforce all of our rights under the POA, including without limitation those rights that automatically extend the Start Date, the termination of the POA would result in termination of our Term Purchase Agreement (“TPA”) with Exxon. If the termination of the POA and resultant termination of the TPA are effective, then the Company will need to enter into alternative offtake arrangements with third parties (See Note 12 - Commitments and Contingencies - Legal for further information).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We describe our significant accounting policies in Note C of the notes to consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2023 (“Annual Report”). During the three months ended March 31, 2024, there were no changes to those accounting policies.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 8-03. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024, or any future periods.
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
Long-lived Assets

In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. The Company’s estimate of cash flows may change because of the losses being incurred by the Facility, which may be negatively impacted by further delays in commencing operations. During the three months ended March 31, 2024 and 2023, there were no impairment losses recognized on long-lived assets.
Goodwill and Indefinite Lived Assets
The Company’s indefinite lived assets consist of goodwill and trade names. Goodwill represents the excess of the fair value of consideration over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of acquisition and is not amortized, but tested annually for impairment. Note that goodwill is adjusted for the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive loss. Other indefinite lived assets were separately identified intangible assets apart from goodwill and are subject to amortization. Amortization expense for intangible assets was approximately $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
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
Fair Value Measurements and Fair Value of Financial Instruments
As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments that are not reported at fair value in the accompanying condensed consolidated balance sheets, including cash, cash equivalents and restricted cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to their short-term nature. There were no changes since December 31, 2023 in the Company’s valuation techniques used to measure fair value.
Class B Units
The Company’s Class B Units are recorded at their carrying values in the condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Class B Units are derived from Level 3 inputs. The fair value amount of the Class B Units as of March 31, 2024 and December 31, 2023 is presented in the table below based on a Monte Carlo Simulation and takes the average over 100,000 iterations. This simulation incorporates inputs such as projected cash flows, discount rate, expected volatility, and risk-free interest rate.

	As of March 31, 2024		As of December 31, 2023
(in thousands)	Carrying Value	Total Fair Value	Carrying Value	Total Fair Value
Liabilities
Class B Units	$3,950	$3,950	$3,590	$3,590
The following presents changes in the Class B Units for the three months ending March 31, 2024 and March 31, 2023:

(in thousands)	Three months ended March 31, 2024	Three months ended March 31, 2023
Beginning Balance	$3,590	$12,007
Change in fair value recognized in earnings	360	1,810
Ending Balance	$3,950	$13,817
Debt Instruments
The Senior Credit Agreement is a long-term fixed rate debt instrument that has a carrying amount that is approximately at fair value based on recent amendments and a comparison of recently completed market transactions. The warrants issued in relation to the Senior Credit Agreement are reported at fair value at issuance.
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
The following tables present instruments that were potentially dilutive for the three months ended March 31, 2024 and 2023 that were excluded from diluted earnings per share as they would have been anti-dilutive:

(in thousands)	Three months ended March 31, 2024
Stock options and warrants	78,904

(in thousands)	Three months ended March 31, 2023
Convertible notes and accrued interest	7,582
Stock options and warrants	62,827
NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS
The significant components of prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 are as follows:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Prepaid insurance	$769	$1,367
Prepaid inventory	1,532	86
Prepaid expenses and other current assets	402	275
	$2,703	$1,728

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment as of March 31, 2024 and December 31, 2023 are as follows:

(in thousands)	Depreciable Life	As of March 31, 2024	As of December 31, 2023
Office equipment	3 to 5 years	$1,037	$776
Buildings	5 to 30 years	2,872	2,857
Refinery and industrial equipment	5 to 30 years	90,440	90,314
Transportation equipment	3 to 5 years	516	469
		94,865	94,416
Less accumulated depreciation		(2,468)	(2,228)
		92,397	92,188
Land		7,856	7,856
Construction in process		1,005,679	952,991
Construction period interest		263,466	217,152
Property, plant and equipment, net		$1,369,398	$1,270,187
Depreciation is computed using the straight-line method over estimated useful lives. Depreciation expense for property and equipment was approximately $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, $46.3 million and $22.0 million of interest was capitalized for the three months ending March 31, 2024 and 2023, respectively. The Company has recognized a total of $263.5 million of capitalized interest during the construction of the Bakersfield Renewable Fuels Facility.
NOTE 6 - DEBT
The table below summarizes our notes payable and long-term debt at March 31, 2024 and at December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023	Maturity Date	Contractual Interest Rate
Senior Credit Agreement	$700,183	$640,492	December 2025	15.0%
Fixed payment obligation	30,750	26,400	December 2024	—%
Other notes (1)	3,518	3,816	December 2024 through June 2050	0.0% to 6.0%
Subtotal	734,451	670,708

Less: current portion of long-term debt	(262,906)	(199,192)
Less: unamortized debt discount and issuance costs	(48,854)	(49,615)
Total	$422,691	$421,901

Notes payable including current portion of long-term debt	262,906	199,192
Less: current portion of unamortized debt issuance costs	(3,983)	(960)
Notes payable including current portion of long-term debt, net	$258,923	$198,232
(1) See Note 6 - Debt - Other notes payable for further information.

Amendments to Senior Credit Agreement
On May 4, 2020, BKRF OCB, LLC, a wholly-owned subsidiary of GCEH, entered into the Senior Credit Agreement with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to initially provide a $300.0 million senior secured term loan facility to BKRF OCB to pay the costs of retooling the Bakersfield Renewable Fuels Facility. Through various amendments, the commitments under the Senior Credit Agreement have been increased to $559.6 million as of March 31, 2024 and subsequently increased to $599.6 million as of May 6, 2024. As of March 31, 2024, we have borrowed $557.6 million under the Senior Credit Agreement, and have borrowed an additional $32.9 million through May 15, 2024. The Company deferred interest payments of $25.5 million during the three months ending March 31, 2024 for a total deferred amount of $142.0 million as of March 31, 2024.
The Company subsequently entered into Amendments No. 14 and No.15 to the Senior Credit Agreement that provided for an increase of the Senior Credit Agreement up to $599.6 million, by increasing the Tranche D loan facility up to $180.0 million, providing an additional $40.0 million of new funding (See Note 13 - Subsequent Events for further information). As of May 15, 2024, we have borrowed a total of $590.5 million under the Senior Credit Agreement. Consequently, the Company is operating with $9.2 million of uncommitted borrowing capacity under the Senior Credit Agreement. While our Senior Lenders continue approving and funding draw requests on an as-submitted basis and there are ongoing discussions with the Senior Lenders concerning increasing borrowing capacity under the Senior Credit Agreement, there can be no assurance that such future draw requests will be successful. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent is currently extended until May 31, 2024. The Senior Credit Agreement is secured by all the assets of our Facility, including a pledge of the member’s interest.
During the three months ended March 31, 2024, the Company recognized the following debt discount related to warrants issued (See Note 10 - Stock Options and Warrants).

	Warrants issued	Debt discount
Tranche D	8,047,647	$7,392,261
During the year ended December 31, 2023, the Company recognized the following debt discount related to warrants issued (See Note 10 - Stock Options and Warrants).

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
Other Notes Payable
Included in “Other notes” are loans and notes payable facilities for miscellaneous financings, such as working capital loans in our Spanish subsidiary CCE and financing of our insurance policies. At various times the Company enters into new insurance policies to replace certain policies that are expiring and to insure for additional identified risks. As of December 31, 2023, the Company had two insurance policies financed at a rate of 8.8% to 9.0%. The Company had one insurance policy financed at a rate of 9.0% at March 31, 2024. The Company expects that it will continue to finance certain policy premiums.

The following table summarizes the minimum required payments of notes payable and long-term debt as of March 31, 2024:
(in thousands)

Year	Required Minimum Payments
2024	$262,898
2025	471,378
2026	21
2027	4
2028	—
Thereafter	150
Total	$734,451
Class B Units
Pursuant to the Senior Credit Agreement, BKRF HCB, LLC, an indirect wholly-owned subsidiary of the Company, has issued 397.6 million Class B Units to certain Senior Lenders as of March 31, 2024. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units, that end on the later of five years after the Facility commences commercial operations or the date on which the Class B Units equal 2.0x MOIC, after which the units will no longer require further distributions and will be considered fully redeemed. The aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the certain Senior Lenders cannot exceed two times the amount of the borrowings under the Senior Credit Agreement Tranche A and Tranche B, or approximately $792.0 million. The Tranche A and B loans under the Senior Credit Agreement, which represent $396.0 million of the $559.6 million outstanding as of March 31, 2024, do earn Class B Units, while the Tranche C and Tranche D loans do not receive Class B Units. The aggregate fair value of such units on the date of their issuances totaled approximately $16.5 million which were recorded as debt discount. The aggregate fair value of the earned units as of March 31, 2024 and December 31, 2023 was approximately $4.0 million and $3.6 million, respectively. It is expected that the fair value will fluctuate depending on market inputs that impact the projected distributable cash.
NOTE 7 - ACCRUED EXPENSES
As of March 31, 2024 and December 31, 2023, accrued liabilities consists of:

	As of March 31, 2024	As of December 31, 2023
Accrued compensation and related liabilities	$8,536	$6,503
Current portion of environmental liabilities	4,322	3,738
Other accrued liabilities	3,542	314
Current portion of asset retirement obligations	3,511	3,073
Accrued interest payable	2,268	2,209
Accrued property taxes	1,510	—
Deferred revenue	1,250	1,250
	$24,939	$17,087
NOTE 8 - OTHER LONG-TERM LIABILITIES
As of March 31, 2024 and December 31, 2023, other long-term liabilities consists of:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Project management service provider deferred payments	9,844	5,318
Other long-term liabilities	124	1,035
	9,968	6,353
NOTE 9 - SERIES C PREFERRED STOCK
Series C Preferred Stock
For the three months ended March 31, 2024, and 2023, we did not declare or pay cash distributions to the holders of the Series C Preferred Stock. Included in the carrying value of the Series C preferred Stock as of March 31, 2024 was the amount of the cumulative, undeclared, unpaid dividends of $7.1 million, along with the accretion of $6.7 million for the three months ended March 31, 2024. For the three months ended March 31, 2023, the amount of the cumulative, undeclared, unpaid dividends was $5.4 million, along with the accretion of $3.5 million. The amount of accretion is recognized as a reduction to Additional Paid-in Capital for the respective periods.
NOTE 10 - STOCK OPTIONS AND WARRANTS
Amended and Restated 2020 Equity Incentive Plan
Pursuant to the 2020 Equity Incentive Plan, as amended, the Company granted stock-based options to certain employees.
The Company recognized stock compensation expenses related to stock option awards $0.5 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2024, there was approximately $1.9 million of unrecognized compensation cost related to service-based option awards that will be recognized over the remaining service period of approximately 1.2 years, and there was approximately $1.0 million of unrecognized compensation cost related to market-based stock option awards that will be recognized over the remaining derived service period of 2.0 years.
On October 12, 2023, the compensation committee (“Compensation Committee”) of the Board of Directors of the Company approved amendments to certain legacy performance-based stock options that had been granted to Richard Palmer, the Company’s former Chief Executive Officer, and Noah Verleun, the Company’s President and interim Chief Executive Officer, pursuant to their respective employment agreements. Pursuant to the amendments, options previously granted to Mr. Palmer to purchase up to 11 million shares of the Company’s common stock were amended to increase the exercise price from $0.154 per share to $0.97 per share (being the closing price of the Company’s stock on October 13, 2023), following which the exercise date for these options were extended for a period of five years until October 14, 2028. In addition, options previously granted to Mr. Verleun to purchase an aggregate of up to 6 million shares of the Company’s common stock were each amended to increase the exercise price to $0.97 per share (from exercise prices of $0.20 per share and $0.165 per share), and then to extend the exercise date for a period of five years, until January 14, 2029, and June 20, 2029, respectively. All other terms of Mr. Palmer’s and Mr. Verleun’s options remain unchanged. The effectiveness of each of these amendments to Mr. Palmer’s and Mr. Verleun’s options are subject to certain conditions precedent, including receipt of stockholder approval at the Company’s 2024 annual meeting of stockholders.
Stock Purchase Warrants and Call Option
Total warrants issued as of March 31, 2024 related to Amendments No. 10 through 13 of the Senior Credit Agreement were 40,720,588. Each new warrant is issued commensurate with each cash draw from the Senior Credit Agreement. Therefore, the fair value of these warrants are determined on the date of the draw. If these warrants are exercised for cash, the Company will receive $3.1 million. The following table is a summary of the ranges used in the inputs of the Black-Scholes option pricing model assumptions related to the warrants issued during the three months ended March 31, 2024:

Expected Term (in Years)	4.74 - 4.97
GCEH Warrant Volatility	120.0%
Risk Free Rate	3.8% - 4.2%
Dividend Yield	0%
NOTE 11 - INCOME TAXES
The effective tax rate for the three months ended March 31, 2024 and 2023 was 0.0% and 0.4%, respectively. The Company has recorded a 100% valuation allowance against the deferred tax assets as of March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024 and 2023, the Company did not recognize any material interest or penalties related to uncertain tax positions.
The Company files tax returns in the U.S. federal jurisdiction, and in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2020 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2019. The Company is currently not under audit by any jurisdictions.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
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
Total reimbursements from the USDA grant (including amounts due to be received) were $2.6 million for the three months ended March 31, 2024, and are reported net of general and administrative expenses and facilities expenses, respectively in the Company’s condensed consolidated statements of operations. The Company has $0.5 million and $0.2 million of receivables due from the USDA grant program, which is included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.
The Company has quarterly reporting requirements that include performance and progress reporting, in addition to being subject to an annual audit for costs reimbursed under the USDA grant. The Company is the primary contractor for the grant award and includes subcontractors and sub-awardees.
Feedstock Supply Agreement

On March 25, 2024, the Company entered into a Termination Agreement with its feedstock supplier for the Facility and is currently pursuing an alternative feedstock arrangement for when the Company commences operations. The Company will pay the termination consideration of $3.0 million. The initial payment of $2.0 million was paid on April 10, 2024, with the remaining payments to be made quarterly through the second quarter of 2025.
Engineering, Procurement and Construction Contract
On May 18, 2021, our BKRF subsidiary and CTCI entered into an Engineering, Procurement and Construction Agreement with CTCI (the “CTCI EPC Agreement”) pursuant to which the firm agreed to produce services for the engineering, procurement, construction, (“EPC”) start-up and testing of the Bakersfield Renewable Fuels Facility. On January 10, 2023,

BKRF entered into Amendment No. 2 (the “Amendment”) to the CTCI EPC Agreement. Pursuant to the Amendment, BKRF and CTCI agreed to, among other things:
(i)a guaranteed maximum price of $275.0 million subject to upward adjustment pending final settlement of certain change orders pursuant to the procedures set forth in the Amendment (the “New GMP”), subsequently revised on December 18, 2023 to a new guaranteed minimum price of $360.0 million as further discussed below;
(ii)a change to the payment dates for costs and fees that are payable to CTCI under the CTCI EPC Agreement, which will now be payable after substantial completion of our Bakersfield Renewable Fuels Facility in 18 monthly installments, which was also revised with the interim settlement agreement reached on December 18, 2023 as further described below; and
(iii)provide for liquidated damages commencing on a new substantial completion date of March 31, 2023, which may only be adjusted in accordance with the CTCI EPC Agreement. In connection with the Amendment, the Company agreed to provide a payment guarantee in favor of CTCI for amounts that may be owed by BKRF under the CTCI EPC Agreement, pursuant to an owner parent guarantee, dated as of January 10, 2023, by and between the Company and CTCI.
(iv)The Company has entered into a guarantee agreement for the amounts owed under the CTCI EPC Agreement in the event of default by BKRF.
On April 13, 2023, CTCI served a demand for mediation and arbitration on the Company in connection with outstanding change order claims, and for other compensation it believes it is owed for work on the project. Pursuant to the demand, CTCI is seeking $550.0 million in total compensation through the end of the project. While the Company is evaluating CTCI’s claims, it denies many of CTCI's change order claims, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement and at law. A mediation has not yet been scheduled and an arbitration panel has not yet been selected. Notwithstanding its demand for arbitration and mediation, CTCI has continued working on the project since the date of the demand and during the pendency of the proceedings.
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
On December 18, 2023, the Company entered into an interim settlement agreement (the “Settlement Agreement”) with CTCI. The Settlement Agreement provides that all payments to CTCI for in-scope work performed under the CTCI EPC Agreement will be payable after Substantial Completion of the Company’s Facility (the “Project”), in 30 monthly installments (provided that the parties may agree to extend such term for a period of up to 10 years). The Company has assessed the scope of work associated with achieving the milestone of Substantial Completion, as defined by the CTCI EPC Agreement, and believes that it will not be met until at least the first quarter of 2025, while the Company expects that the production of commercial volumes and revenue generation associated with the commencement of operations to occur during the third quarter of this year. The payment terms for out-of-scope work performed after October 30, 2023 will remain unchanged. Pursuant to the Settlement Agreement, CTCI has agreed to use its reasonable best efforts to achieve Mechanical and Substantial Completion of the Project by the earliest date practicable and provided BKRF with representations regarding completion of certain Project milestones. In consideration for these agreements and undertakings, BKRF agreed to a guaranteed minimum price of $360.0 million, plus accrued interest. As of both March 31, 2024 and December 31, 2023 the Company has paid $150.9 million to CTCI. Deferred payments accrue interest equal to the prime rate as published in the Wall Street Journal, adjusted up or down monthly on the first day of each month thereafter should the Wall Street Journal prime rate fluctuate, plus 50 basis points (i.e., 0.5%). The interest rate will be recalculated on the first day of each month thereafter and was 9.0% as of March 31, 2024 and December 31, 2023.
As of May 15, 2024, CTCI continues to assert it has certain claims related to its costs and is seeking at least $760.0 million in total compensation from the Company through the end of the project. While the Company is evaluating CTCI’s claims, we dispute such claims, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement, as amended and at law. We accrue for contingent obligations, if any, when it is probable that a liability is incurred and the amount or range of amounts is reasonably estimable. As new facts become known, the assumptions related to a contingency are reviewed and adjustments are made, as necessary. Any legal costs incurred related to contingencies are expensed as incurred.

The following table summarizes the accrued amounts related to the EPC deferred payments as of March 31, 2024 and December 31, 2023:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Beginning balance	$602,229	$126,615
Addition	36,323	448,813
Interest	12,672	26,801
Ending balance	$651,224	$602,229
The Company has accrued $418.3 million for CTCI’s claims in the consolidated balance sheet as of March 31, 2024 which includes contingent accrued interest of $18.3 million. The Company has accrued $372.6 million for CTCI’s claims in the consolidated balance sheet as of December 31, 2023 which includes contingent accrued interest of $8.9 million.
The following table summarizes the minimum required payments of the EPC deferred payments as of March 31, 2024 assuming Substantial Completion as defined in the CTCI EPC Agreement is achieved in the first quarter of 2025 and excludes the contingent amounts accrued totaling $418.3 million as there is no contractual obligation related to this amount:

EPC deferred payments
2024	$-
2025	93,777
2026	93,777
2027	46,888
Total	$234,442

Grower Commitments
The Company has arrangements with independent growers of our camelina crop, whereby the Company has agreed to pay a fee based on the amount of delivered camelina grain. As of March 31, 2024, the Company estimates that a total of $16.0 million in future payments may be incurred once delivery of the grain is completed over the next six months. Actual amounts to be owed are subject to change based on the actual volumes of on-spec quantities delivered by the growers.
The Company has certain bonding requirements with states where it has grower agreements, which requires the Company to cash collateralize a portion of the total bonding requirement. The Company had $4.0 million of cash held as collateral and is classified as other long-term assets as of March 31, 2024.
Legal
On February 28, 2023, we received notice from EMOC, that effective as of July 1, 2023, EMOC was irrevocably terminating the POA without any further action of EMOC, upon failure of the Bakersfield Renewable Fuels Facility to commence operations contemplated by the Offtake Agreement by June 30, 2023. The Company believes that EMOC’s purported termination of the Offtake Agreement was ineffective, and the Company reserves and will enforce all its rights under the Offtake Agreement, including without limitation those rights that automatically extend the Start Date. On May 15, 2023, the Company further advised EMOC that force majeure had occurred at the Bakersfield Renewable Fuels Facility, as a result of which the Start Date under the POA was automatically extended pursuant to the terms of the POA until November 30, 2023, at the earliest. The Company also advised EMOC that if it did not withdraw its prior putative “irrevocable” termination of the POA, the Company would seek to initiate arbitration proceedings to recover for damages incurred by the Company as a result of EMOC’s wrongful termination. On May 19, 2023, EMOC notified the Company that it was terminating the POA effective as of that date as a result of EMOC’s views that the force majeure events described in the Company’s May 15, 2023 letter had existed for 365 consecutive days or more - a contention that the Company vigorously denies. On May 21, 2023, the Company notified EMOC that it rejects its latest putative attempt to terminate the POA, disagrees with EMOC’s interpretation of the POA, and believes that its force majeure claims are valid and enforceable under the POA.

On March 1, 2023, ExxonMobil Renewables LLC (“EMR Plaintiff”), in its capacity as a holder of Series C Preferred stock, filed a complaint against the Company in the Court of Chancery of the State of Delaware (the “Court”) to compel inspection of the Company’s books and records under Section 220 of the Delaware General Corporation Law (“Section 220”) in relation to alleged wrongdoing by our management. On April 28, 2023, the Company and EMR Plaintiff jointly filed a stipulation in the Court pursuant to which the parties agreed on the scope of a voluntary document production by the Company for purposes of resolving the books and records complaint under Section 220 (the “Stipulation to Resolve”). Pursuant to the Stipulation to Resolve, the parties agreed to hold the Company’s deadline to respond to EMR Plaintiff’s initial complaint in abeyance while the Company completed its voluntary document production for the agreed purpose of resolving the action. Upon completion of the Company’s voluntary document production, on June 28, 2023 the Company and EMR Plaintiff jointly filed a status report in the Court requesting that the action be stayed until September 11, 2023. At the joint requests of the parties, the Court has extended the stay through January 15, 2024. On December 4, 2023, the Company and EMR Plaintiff jointly filed a stipulation pursuant to Rule 510(f) of the Delaware Rules of Evidence (the “Rules”) whereby the parties agreed on the scope of additional voluntary document production by the Company for purposes of resolving the complaint under Rule 510(g). On January 29, 2024, the Company and 220 Plaintiff jointly filed a stipulation pursuant to which the parties informed the Court they would be requesting a hearing date to decide matters outstanding from the Company’s voluntary document production made in accordance with the parties’ agreement under Rule 510(g). Such hearing has been scheduled for June 20, 2024.
BKRF, formerly Alon Bakersfield Property, Inc., is one of the parties to an action pending in the United States Court of Appeals for the Ninth Circuit. In June 2019, the jury awarded the plaintiffs approximately $6.7 million against Alon Bakersfield Property, Inc. and Paramount Petroleum Corporation (a parent company of Alon Bakersfield Property, Inc. at the time of the award in 2019). Under the agreements pursuant to which we purchased BKRF, Alon Paramount agreed to assume and be liable for (and to indemnify, defend, and hold BKRF harmless from) this litigation. In addition, Paramount Petroleum Corporation has posted a bond to cover this judgment amount. All legal fees in this matter are being paid by Alon Paramount. As Paramount Petroleum Corporation and the Company are jointly and severally liable for the judgment, and Paramount Petroleum Corporation has agreed to absorb all of the liability and has posted a bond to cover the judgment amount, no loss has been accrued by the Company with respect to this matter. In August 2021, the Ninth Circuit partially remanded the case to the district court to ascertain whether it possesses jurisdiction over the Company. If the district court determines that it lacks jurisdiction, then the claims against the Company will be dismissed. In April 2023, the Ninth Circuit held that the trial judge erred in allowing the plaintiffs to seek retroactive trespass damages prior to the date the plaintiffs purchased the land at issue in 2014, and remanded the case for further proceedings, which have not yet occurred.
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
Professional Services Agreement
On May 22, 2023, the Company entered into a Professional Services Agreement (“PSA”) with a service provider for project management and other project related services, including supporting the commissioning and start-up activities of our Facility on a time and materials basis, for the primary purpose of mitigating delays to its renewable diesel conversion project. The terms of the PSA provide for two-thirds of the total invoice to be paid in cash with the remaining one-third to be paid, at the service provider's option, 90 days after Facility achieves Substantial Completion, as defined by the CTCI EPC Agreement, or credited to the next tranche of debt to the Senior Credit Agreement, as applicable (the “Future Component”). As of March 31, 2024 and December 31, 2023 the Company had accrued $9.8 million and $5.3 million, respectively, in connection with the Future Component and is included in Other Long-Term Liabilities as Substantial Completion is currently not expected to occur until the first quarter of 2025. The Company also had $0.9 million and $0.7 million of unpaid invoices in accounts payables due to this service provider as of March 31, 2024 and December 31, 2023, respectively.
Retirement of Chief Executive Officer and Separation Agreement
On February 23, 2024, Richard Palmer retired from his position as Chief Executive Officer of the Company. Mr. Palmer will continue to serve as a member of the Company’s Board of Directors (the “Board”). Effective February 23, 2024, the Board appointed Noah Verleun to serve as the Company's interim Chief Executive Officer. In connection with Mr. Palmer’s retirement, the Company and Mr. Palmer entered into a separation agreement and general release (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, the Company agreed to pay Mr. Palmer severance in the form of salary continuation, based on an annual salary of $350,000, over the next 14 months, and Mr. Palmer is to receive accrued but unpaid salary and bonuses in the amount of $1,049,430, which will be payable concurrently upon any payout under the Company’s previously announced BKRF Short Term Incentive Program for the fiscal year ended December 31, 2023 (the “2023 Plan Payment Date”); provided that the Company may also elect, in its discretion, to pay such amount in equal installments over a period of up 12 months following the 2023 Plan Payment Date (in which case such amount will accrue interest at the prime rate (as quoted by the Wall Street Journal) until paid in full). The Company also agreed to make a one-time cash payment to Mr. Palmer of $750,000, which will be payable within 30 days after the date on which the Company has repaid all amounts under its existing Senior Credit Agreement in full, and all outstanding shares of the Company’s Series C Preferred Stock have been redeemed in full. Finally, Mr. Palmer will be entitled to receive his 2022 Executive Bonus Award of $175,000, and reimbursement for medical, dental and vision premiums (up to $1,871 per month) until October 15, 2025.
NOTE 13 - SUBSEQUENT EVENTS
License Agreement
On July 13, 2023, the Company entered into a non-exclusive license agreement with a third party to deliver camelina seed over an 18-month period for the resale to authorized growers in exchange for an advance license fee of $2.5 million, plus a fee per pound of seed delivered and royalties based on per pound of grain delivered by an authorized grower to the third party. As of April 18, 2024 the contract has been terminated without any further obligation or liability to the Company.
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
Amendments to Senior Credit Agreement

On April 9, 2024, the Company entered into Amendment No. 14 to the Senior Credit Agreement that provided for, among other things, an increase to the Tranche D loan facility up to $165.0 million, providing $25.0 million of new funding.

On May 6, 2024, the Company entered into Amendment No. 15 to the Senior Credit Agreement that provided for, among other things, an increase to the Tranche D loan facility up to $180.0 million, providing and additional $15.0 million of new funding.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Cautionary Statements Regarding Forward-Looking Information,” and the risk factors included in our Annual Report, and other reports and filings made with the U.S. Securities and Exchange Commission (“SEC”). Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Cautionary Statements Regarding Forward-looking Information
This report contains forward-looking statements. All statements, other than statements of historical fact are forward looking statements for purposes of this report, including statements about: the timing and cost to complete the conversion and commissioning of our Bakersfield oil Facility into a renewable fuels Facility and thereafter to operate that Facility for the production of renewable fuels; our plans for large scale cultivation of camelina as a nonfood-based feedstock and its use at our Bakersfield renewable fuels Facility; our plans to expand and execution of expanding Global Clean Energy Holdings’ camelina operations beyond North America; forecasts and projections of costs, revenues or other financial items; the availability, future price and volatility of feedstocks and other inputs; the plans and objectives of management for future operations; changes in governmental programs, policymaking and requirements or encouraged use of biofuels or renewable fuels; statements concerning proposed new products or services; the anticipated size of future camelina production; future conditions in the U.S. biofuels and renewable fuels market; our ability to enforce our rights under the Offtake arrangements; our ability to comply with the terms of any other offtake arrangements to which we may be party; our current and future indebtedness and our compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements; our ability to raise additional capital to fund the completion and commissioning of our Bakersfield Renewable Fuels Facility and for working capital purposes; our ability to continue as a going concern; and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements, or may not occur at all. Future financial conditions and results of operations, as well as any forward-looking statements, are subject to known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors”, and elsewhere in our Annual Report. All forward-looking statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
Overview
Throughout this Quarterly Report, the terms “we,” “us,” “our,” “our company,” and “the Company” collectively refer to Global Clean Energy Holdings, Inc. and its wholly-owned subsidiaries. References to “GCEH” refer only to Global Clean Energy Holdings, Inc.
GCEH is a Delaware corporation. GCEH currently operates through various wholly-owned U.S. and foreign subsidiaries. The principal subsidiaries include: (i) Sustainable Oils, Inc., (“SusOils”), a Delaware corporation that conducts feedstock breeding, owns proprietary rights to various camelina varieties and operates our camelina business; (ii) GCE Holdings Acquisitions, LLC and its five Delaware limited liability company subsidiaries that were formed to finance and own, directly or indirectly, Bakersfield Renewable Fuels, LLC (“BKRF”), a Delaware limited liability company that owns our Bakersfield Renewable Fuels Facility (“Facility”); (iii) GCE Operating Company, LLC, a Delaware limited liability company that operates our Bakersfield, California renewable fuels facility, and employs various personnel throughout the Company; (iv) Agribody Technologies, Inc., (“ATI”), a Delaware corporation that owns and oversees aspects of our plant science programs; (v) Camelina Company España, S.L.U., (“CCE”), a Spanish private limited company that develops proprietary camelina varieties and leads our business expansion opportunities in Europe and South America; (vi) Global Clean Renewable Argentina S.R.L., (“GCRA”), a limited liability company in Argentina that conducts operations in

Argentina; and (vii) Global Clean Renewable Brazil LTDA, (“Brazil”), a limited liability company in Brazil that conducts operations in Brazil. We also own several foreign inactive subsidiaries.
GCEH is a vertically integrated renewable fuels innovator producing ultra-low carbon renewable fuels from patented nonfood camelina varieties. Our farm-to-fuel business model is designed to allow greater efficiencies throughout the value chain, lowering our finished fuels’ carbon intensity and streamlining our operations at every step. Our patented camelina varieties are purposefully bred to increase yield, quicken maturity, and increase tolerance to drought and pests. Today, GCEH owns the world’s largest portfolio of patented camelina genetics, and we contract directly with farmers around the globe to grow our proprietary camelina crop on fallow land. Once our Facility becomes commercially operational, we expect the majority of our revenues will be generated from the sale of renewable diesel along with the sale of co-products for renewable propane, naphtha and butane.
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
In order to finance the costs of the Bakersfield Renewable Fuels Facility acquisition and the development, construction, and operation of the Facility, BKRF OCB, LLC, an indirect, wholly-owned subsidiary of GCEH, is a party to a $559.6 million secured term loan facility (the “Senior Credit Agreement”). For more details, see “Liquidity and Capital Resources” below.
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
Business and Industry Outlook.
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
Critical Accounting Policies and Related Estimates
There have been no substantial changes to our critical accounting policies and related estimates from those previously disclosed in our 2023 Annual Report on Form 10-K.
Results of Operations
We reported net losses of $28.0 million for the three months ended March 31, 2024 and $24.6 million for the three months ended March 31, 2023. The following sets forth information related to the periods presented.
Revenues. Our Bakersfield Renewable Fuels Facility is still under construction, and we do not expect to generate any revenue from our Bakersfield Renewable Fuels Facility until the Facility is fully operational. Accordingly, we had no renewable fuel product revenues in the three months ended March 31, 2024 or 2023. Our revenues and cash flows consist of the sale of our certified camelina seeds to farmers for the production of either camelina seed or camelina grain and the sale of inventory that did not meet certain specifications and which sales generated revenues of $0.6 million in the three months ended March 31, 2024 compared to $1.3 million in the three and months ended March 31, 2023.
General and Administrative Expenses and Facilities Expenses. General and administrative expenses consist of expenses relating to our corporate overhead functions and operations. The majority of our general and administrative expenses are incurred in the operations and administrative support of the Facility. The Company has also increased activities in our upstream business. During the three month period ended March 31, 2024, our administrative expenses were $16.9 million, as compared to $13.6 million, for the three month period ended March 31, 2023. The $3.3 million increase was mainly due to personnel related costs. Facilities expenses primarily consist of maintenance costs at the Facility and expenses normally related to the operations of a Facility. During the three month period ended March 31, 2024, our facilities expenses were $7.8 million, increased by $0.2 million as compared to the three month period ended March 31, 2023 of $7.7 million, and was due primarily to an increase in outside services offset by a decrease in utility costs.
Other Income/Expense. Other income was $0.3 million in the three months ended March 31, 2024 and March 31, 2023. For the three months ended March 31, 2024 and 2023, the Company recognized a $0.4 million loss and $1.8 million loss, respectively, on the fair value remeasurement of outstanding Class B units of our subsidiary BKRF HCB, LLC, respectively. This value is driven primarily by market and contractual changes that impact the future cash projection eligible for distribution, including but not limited to a change in interest rate, additional borrowing, an acceleration of the maturity date and a delay in operations. The value of the Class B Units is expected to fluctuate based on various market conditions and Facility operational estimates and assumptions.
Interest Income/Expense. During the three months ended March 31, 2024, interest expense was $1.4 million, compared to $1.2 million, in the three months ended March 31, 2023. We believe our interest expense will increase significantly in the future once the construction of our Facility is completed. The construction period interest associated with the Senior Credit Agreement and CTCI EPC Agreement is capitalized as part of the cost of the Facility and therefore, does not impact our interest expense currently.

Net losses. We incurred an operating loss of $26.5 million for the three ended March 31, 2024, respectively, compared to an operating loss of $22.0 million in the three months ended March 31, 2023. We incurred a net loss of $28.0 million in the three months ended March 31, 2024, compared to a net loss of $24.6 million during the three months ended March 31, 2023. Our operating loss increased primarily as a result of the increase in activity related to our retooling of the Bakersfield Renewable Fuels Facility and increased activities in our upstream business. We expect to continue to incur losses until our Bakersfield Renewable Fuels Facility becomes fully operational.
Liquidity and Capital Resources
General. As of March 31, 2024 and December 31, 2023 we had approximately $3.9 million and $3.7 million of cash, respectively. Of these amounts, $2.6 million and $1.8 million as of March 31, 2024 and December 31, 2023, respectively, was restricted cash in each period that can only be spent on the Bakersfield Renewable Fuels Facility. As of March 31, 2024 and December 31, 2023 we had negative working capital of $309.3 million and $219.3 million, respectively, which excludes the current amount of restricted cash of $2.6 million and $1.8 million at March 31, 2024 and December 31, 2023, respectively. While we have commenced pre-commissioning, commissioning and other start-up activities at our Facility, our conversion project is still ongoing, and we do not expect to generate any revenue from our Facility until it commences commercial operations. We believe, based on the schedule provided to us by CTCI, and current work effort, we will commence the start-up phase of the conversion project in June 2024. Assuming the start-up phase of the conversion project is completed during this time period, we believe initial commercial operation at the Facility could commence during the third quarter of this year, although, there can be no assurance that such operations will commence within this time period. In addition, we may incur additional costs as a result of any further delays to the conversion project (See Note 12 - Commitments and Contingencies for more detail on additional costs). See “Commercial Agreements” below for an additional discussion regarding the operation date of the Bakersfield Renewable Fuels Facility and our Offtake Agreement.
Sources of Liquidity. Our primary sources of liquidity consist of $1.3 million of unrestricted cash on hand and available borrowing under our Senior Credit Agreement. Through subsequent amendments, the Senior Credit Agreement borrowing capacity has been increased up to $599.6 million, by increasing the Tranche D loan facility up to $180.0 million, providing and additional $40.0 million of new funding (See Note 13 - Subsequent Events for further information) As of May 15, 2024, we have borrowed a total of $590.5 million under the Senior Credit Agreement, including $170.9 million of Tranche D. Consequently, as of May 15, 2024, the Company is operating with $9.2 million of uncommitted borrowing capacity under the Senior Credit Agreement. While our Senior Lenders continue approving and funding draw requests on an as-submitted basis and there are ongoing discussions with the Senior Lenders concerning increasing borrowing capacity under the Senior Credit Agreement, there can be no assurance that such future draw requests will be successful. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent is currently extended until May 31, 2024. We have incurred net losses of $28.0 million for the three months ended March 31, 2024 and $89.9 million during the year ended December 31, 2023, and as of March 31, 2024, we had an accumulated deficit of $289.6 million.
We estimate that we will require $48 million beginning May 15, 2024 to fund completion of the Facility and operations through May 15, 2025, and an additional $25 million to fund the initial feedstock required for operations. We will also be required to begin making installment payments of our EPC deferred payment and a deferred payment to our project management service provider (as further discussed in Note 12 - Commitments and Contingencies) once we achieve Substantial Completion, as defined by the CTCI EPC Agreement, as amended, which management does not estimate will occur until the first quarter of 2025. The EPC deferred payment (excluding contingent amounts) and deferred payment to the project management service provider totaled $229.7 million and $9.8 million, respectively, as of March 31, 2024. In addition, under the Senior Credit Agreement, the Company is required to raise $10.0 million by May 31, 2024 and an additional $170.0 million by July 5, 2024 to refinance a portion of the senior debt, and will require $142.0 million for cash interest payments (if not otherwise permitted to pay interest in-kind) related to the senior debt. The Senior Credit Agreement also requires that we maintain a debt balance of not more than $470.0 million on and after June 30, 2024, and $370.0 million on and after June 30, 2025, and if proceeds from the required capital raises or cash from operations are insufficient to pay down the senior debt to achieve these debt balances, we will be required to undertake additional financings to meet the target debt balance of $470.0 million on and after June 30, 2024. As a result, as of March 31, 2024, $230.2 million of the Senior Credit Agreement balance is included in the current portion of long-term debt (see Note 2 - Liquidity for further information). Also, under the terms of the Series C Preferred Stock, the Company will be required to pay dividend payments of $29.7 million starting June 30, 2024 through May 15, 2025. In addition, we have a fixed payment obligation of $30.8 million, as subsequently amended in January 2024, that is due to be paid in full by December 2024. We do not have any other credit or equity facilities available with financial institutions, stockholders, or third party investors, and as a result will be required to obtain additional debt or equity financing on a best efforts basis. There is no assurance, however, that we can raise the capital necessary to fund our business plan. Failure to raise the required capital will have a material and adverse effect on our operations, and could cause us to curtail operations.
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
Senior Credit Agreement. As of March 31, 2024, we have borrowed $557.6 million under our Senior Credit Agreement. Proceeds from the Senior Credit Agreement have been and will continue to be used to fund the pre-operational expenses and the capital costs of the Bakersfield Renewable Fuels Facility.
The Company subsequently entered into Amendments No. 14 and No.15 to the Senior Credit Agreement that provided for an increase of the Senior Credit Agreement up to $599.6 million, by increasing the Tranche D loan facility up to $180.0 million, providing and additional $40.0 million of new funding (See Note 13 - Subsequent Events for further information). As of May 15, 2024, we have borrowed a total of $590.5 million under the Senior Credit Agreement, including $170.9 million of Tranche D. Consequently, as of May 15, 2024, the Company is operating with $9.2 million of uncommitted borrowing capacity under the Senior Credit Agreement. While our Senior Lenders continue approving and funding draw requests on an as-submitted basis and there are ongoing discussions with the Senior Lenders concerning increasing borrowing capacity under the Senior Credit Agreement, there can be no assurance that such future draw requests will be successful. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent is currently extended until May 31, 2024.
The Senior Credit Agreement contains certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Senior Credit Agreement, failure to comply with covenants within specified time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. The Senior Credit Agreement also provides for events of default upon the termination of certain agreements relating to the Bakersfield Renewable Fuels Facility, including the Offtake Agreement, subject to the conditions described in the Senior Credit Agreement.
Short Term Commitments. Our financial commitments during the next twelve months include a fixed payment obligation that arose from the settlement of a derivative contract that, through various amendments, the Company is obligated to make payments beginning one month after the Facility commences its commercial operations and produces on-spec renewable diesel with the final payment due no later than December 31, 2024. In exchange, the total fixed payment obligation was increased to a total of $30.8 million.
The Company has arrangements with independent growers of our camelina crop, whereby the Company has agreed to pay a fee based on the amount of delivered camelina grain. As of March 31, 2024, the Company estimates that a total of $16.0 million in future payments may be incurred once delivery of the grain is completed over the next six months. Actual amounts to be owed are subject to change based on the actual volumes of on-spec quantities delivered by the growers.
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
Commercial Agreements. Our transition to profitability is dependent upon, among other things, the future commercialization of the renewable fuel products that we intend to produce at the Facility. If we are able to enforce our rights under the Offtake Agreement, or it is otherwise determined that the termination of the Offtake Agreement by ExxonMobil was not effective under applicable law, the Offtake Agreement will provide for the purchase by ExxonMobil of a minimum of 135.0 million gallons per year of renewable diesel from the Facility for a period of 66 months following the date that the Facility commences commercial operations, and 67.5 million gallons of renewable diesel for the final six month period of the initial term (for a total of 742.5 million gallons during the initial term of 66 months). The price of the renewable diesel to be sold under the Offtake Agreement is based on a combination of a fixed price and a variable price. Similarly, the Term Purchase Agreement (“TPA”) would give ExxonMobil the right to purchase the additional renewable diesel that is not sold to ExxonMobil under the Offtake Agreement.
Inflation. During the fiscal year ended December 31, 2023 and continuing into the three months ended March 31, 2024, we have experienced increases in prices of products, services and the costs of inputs used in our operations (such as the cost of natural gas, utilities, transportation and labor) throughout our organization. These increases could have a material impact on our operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K promulgated by the SEC under the U.S. Securities Act of 1933, as amended, we are not required to provide the information required by this Item 3.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses in our internal controls over financial reporting (“ICFR”) as described under Item 9A, Controls and Procedures, in our Annual Report. Management is monitoring the implementation of the remediation plan as described below and in the Annual Report.
Management’s Plan for Remediation of Material Weaknesses
The Company is in the process of taking, plans to take, or has completed the following actions, and continues to be engaged in, making necessary changes and improvements to its internal control system to address the material weaknesses in ICFR described above. These actions include:
a) The Company has hired qualified accounting personnel and outside resources who are experienced in U.S. GAAP financial reporting and SOX controls.
b) The Company is in process of implementing new controls and more robust financial reporting information technology capabilities, accounting and management controls over its accounting and financial reporting functions at all of its facilities.
c) The Company has engaged independent consultants to assist the Company in improving its internal control over financial reporting. The Company plans to actively work through control reviews and implementation commensurate with the start-up of commercial operations at the Facility with plans to have key controls in place by the end of 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found under “Note 12 - Commitments and Contingencies - Legal” to our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q and is incorporated by reference into this Item 1.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

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

10.1
Amendment No. 15 to Credit Agreement, dated as of May 6, 2024, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: May 15, 2024	By:	/s/ Noah Verleun
Noah Verleun President & Chief Executive Officer (int) (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Wade Adkins
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)