Form 10-Q
period 2024-09-30
Global Clean Energy Holdings, Inc.
filed 2024-11-14
CIK 748790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares of the issuer’s common stock, par value $0.01 per share, outstanding as of November 7, 2024 was 50,182,233.

Part I. FINANCIAL INFORMATION
Item 1: Financial Statements
GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share amounts)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$980	$1,927
Accounts receivable, net	1,913	1,841
Restricted cash	969	1,809
Inventories, net	31,341	4,554
Prepaid expenses and other current assets	1,477	1,728
Total current assets	36,680	11,859

Operating lease right-of-use-assets	1,836	3,158
Intangible assets, net	9,197	9,894
Goodwill	10,223	10,179
Other long-term assets	17,543	5,029
Property, plant and equipment, net	1,522,522	1,270,187
Total assets	$1,598,001	$1,310,306

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,246	$12,236
Accrued liabilities	29,516	17,087
Current portion of operating lease obligations	1,437	1,806
Current portion of EPC deferred payment	212,534	—
Notes payable including current portion of long-term debt, net	582,549	198,232
Total current liabilities	842,282	229,361

Long-term liabilities:
Operating lease obligations, net of current portion	322	1,154
Mandatorily redeemable equity instruments of subsidiary, at fair value (Class B Units)	3,500	3,590
EPC deferred payment, net of current portion	483,490	602,229
Long-term debt, net	1,607	1,550
Revolving credit facility	15,300	—
Senior Credit Agreement, net	192,739	420,351
Asset retirement obligations, net of current portion	17,055	18,819
Environmental liabilities, net of current portion	17,641	16,079
Deferred tax liabilities	1,531	1,465
Other long-term liabilities	9,282	6,353
Total liabilities	1,584,749	1,300,951

Commitments and Contingencies (Note 13)

Series C 15.00% preferred stock - 50,000,000 shares authorized; 0 and 145,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	138,539

Stockholders' equity (deficit)
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,182,233 shares issued and outstanding at September 30, 2024 and 50,179,494 shares issued and 49,999,345 shares outstanding, at December 31, 2023	500	500
Additional paid-in capital	103,298	111,982
Accumulated other comprehensive loss	(358)	(411)
Accumulated deficit	(95,657)	(261,691)
Total stockholders' equity (deficit) attributable to Global Clean Energy Holdings, Inc.	7,783	(149,620)
Non-controlling interests	5,469	20,436
Total stockholders' equity (deficit)	13,252	(129,184)

Total liabilities and stockholders' equity (deficit)	$1,598,001	$1,310,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except share amounts and per share amounts)	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Revenue	$535	$1,877	$3,096	$3,442
Cost of goods sold	11,495	2,964	15,839	4,531
Gross loss	(10,960)	(1,087)	(12,743)	(1,089)

Operating expenses:
General and administrative expense	15,591	11,097	50,242	37,810
Facilities expense	13,852	7,405	29,690	22,806
Depreciation expense	9,784	66	10,584	629
Amortization expense	366	207	799	821
Total operating expenses	39,593	18,775	91,315	62,066

Operating loss	(50,553)	(19,862)	(104,058)	(63,155)

Other income (expense)
Interest expense, net	(27,449)	(684)	(30,353)	(3,183)
Gain on extinguishment of debt	—	—	163,566	—
Other income (loss)	223	(8)	1,117	167
Change in fair value of Class B Units	1,740	6,179	90	6,586
Income (loss) before income taxes	(76,039)	(14,375)	30,362	(59,585)
Income tax expense	—	(491)	—	(370)
Net income (loss)	$(76,039)	$(14,866)	$30,362	$(59,955)
Less: Accretion of dividends on preferred stock	—	(11,502)	(28,099)	(32,234)
Add: Series C preferred shares cancelled upon settlement	—	—	130,542	—
Add: Deemed contribution in connection with cancellation of preferred stock to Senior Lenders	—	—	5,130	—
Net income (loss) available to common stockholders	$(76,039)	$(26,368)	$137,935	$(92,189)

Basic net income (loss) per common share	$(1.52)	$(0.56)	$2.75	$(2.10)
Diluted net income (loss) per common share	$(1.52)	$(0.56)	$1.58	$(2.10)
Basic weighted-average shares outstanding	50,182,233	47,181,208	50,181,725	43,979,203
Diluted weighted-average shares outstanding	50,182,233	47,181,208	87,426,981	43,979,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(76,039)	$(14,866)	$30,362	$(59,955)
Other comprehensive income (loss):
Foreign currency translation adjustments	364	(839)	53	(853)
Comprehensive income (loss)	$(75,675)	$(15,705)	$30,415	$(60,808)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Treasury stock	Non - controlling interests	Total
(in thousands, except share amounts)	Shares	Amount
Beginning Balance at December 31, 2022	42,344,827	$423	$122,633	$73	$(171,757)	$(16)	$20,436	$(28,208)
Share-based compensation from issuance of options and compensation-based warrants	-	-	613	-	-	-	-	613
Exercise of stock options	5,200	-	5	-	-	-	-	5
Accretion of 15.00% Series C preferred shares	-	-	(8,879)	-	-	-	-	(8,879)
Issuance of warrants	-	-	8,607	-	-	-	-	8,607
Foreign currency translation adjustment	-	-	-	11	-	-	-	11
Net loss	-	-	-	-	(24,643)	-	-	(24,643)
Ending Balance at March 31, 2023	42,350,027	$423	$122,979	$84	$(196,400)	$(16)	$20,436	$(52,494)
Share-based compensation from issuance of options and compensation-based warrants	-	-	736	-	-	-	-	736
Exercise of stock options	50,000	1	4	-	-	-	-	5
Accretion of 15.00% Series C preferred shares	-	-	(11,853)	-	-	-	-	(11,853)
Issuance of warrants	-	-	9,882	-	-	-	-	9,882
Foreign currency translation adjustment	-	-	-	(25)	-	-	-	(25)
Net loss	-	-	-	-	(20,446)	-	-	(20,446)
Ending Balance at June 30, 2023	42,400,027	$424	$121,748	$59	$(216,846)	$(16)	$20,436	$(74,195)
Share-based compensation from issuance of options and compensation-based warrants	-	-	715	-	-	-	-	715
Conversion of note payable to common shares	7,582,318	76	1,076	-	-	16	-	1,168
Issuance of warrants	-	-	3,639	-	-	-	-	3,639
Accretion of 15.00% Series C preferred shares	-	-	(11,502)	-	-	-	-	(11,502)
Foreign currency translation adjustment	-	-	-	(839)	-	-	-	(839)
Net loss	-	-	-	-	(14,866)	-	-	(14,866)
Ending Balance at September 30, 2023	49,982,345	$500	$115,676	$(780)	$(231,712)	$-	$20,436	$(95,880)

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock	Non - controlling interests	Total
(in thousands, except share amounts)	Shares	Amount
Ending Balance at Dec. 31, 2023	49,999,345	$500	$111,982	$(411)	$(261,691)	$-	$20,436	$(129,184)
Share-based compensation from issuance of options	-	-	536	-	-	-	-	536
Exercise of stock options	182,888	-	2	-	-	-	-	2
Accretion of 15.00% Series C preferred stock	-	-	(13,781)	-	-	-	-	(13,781)
Issuance of warrants	-	-	7,392	-	-	-	-	7,392
Foreign currency translation adjustment	-	-	-	(203)	-	-	-	(203)
Net loss	-	-	-	-	(27,954)	-	-	(27,954)
Ending Balance at March 31, 2024	50,182,233	$500	$106,131	$(614)	$(289,645)	$-	$20,436	$(163,192)
Share-based compensation from issuance of options	-	-	576	-	-	-	-	576
Settlement of warrants	-	-	(1,866)	-	-	-	-	(1,866)
Settlement of warrants in subsidiary	-	-	11,944	-	-	-	(14,967)	(3,023)
Series C preferred shares cancelled upon settlement	-	-	-	-	130,542	-	-	130,542
Deemed contribution in connection with cancellation of preferred stock to Senior Lenders	-	-	-	-	5,130	-	-	5,130
Accretion of 15.00% Series C preferred stock	-	-	(14,318)	-	-	-	-	(14,318)
Issuance of warrants	-	-	413	-	-	-	-	413
Foreign currency translation adjustment	-	-	-	(108)	-	-	-	(108)
Net income	-	-	-	-	134,355	-	-	134,355
Ending Balance at June 30, 2024	50,182,233	$500	$102,880	$(722)	$(19,618)	$-	$5,469	$88,509
Share-based compensation from issuance of options	-	-	418	-	-	-	-	418
Foreign currency translation adjustment	-	-	-	364	-	-	-	364
Net loss	-	-	-	-	(76,039)	-	-	(76,039)
Ending Balance at September 30, 2024	50,182,233	$500	$103,298	$(358)	$(95,657)	$-	$5,469	$13,252
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CLEAN ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	For the nine months ended September 30,
	2024	2023
Operating Activities
Net income (loss)	$30,362	$(59,955)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	1,530	2,064
Loss on lower of cost or net realizable value adjustment on inventories	10,322	714
Depreciation and amortization	11,383	1,450
Accretion of asset retirement obligations	365	599
Change in fair value of Class B units	(90)	(6,586)
Gain on extinguishment of debt	(163,566)	—
Amortization of debt discount	14,029	2,880
Paid in kind interest	16,036	—
Deferred income taxes	—	(308)
Other	(181)	—
Changes in operating assets and liabilities:
Accounts receivable	(72)	(35)
Inventories	(32,578)	894
Prepaid expenses and other current assets	260	(1,638)
Other long-term assets	(12,454)	(4,135)
Accounts payable	(11,936)	12,256
Accrued liabilities	4,406	4,359
Asset retirement obligations	(67)	(10)
Environmental liabilities	(677)	(405)
Operating lease obligations	(77)	(55)
Net Cash Used in Operating Activities	(133,005)	(47,911)

Investing Activities:
Cash paid for intangible assets	(45)	(22)
Cash paid for property, plant, and equipment	(31,900)	(43,025)
Proceeds from government grant	138	1,119
Net Cash Used in Investing Activities	(31,807)	(41,928)

Financing Activities:
Proceeds received from exercise of stock options	2	9
Payment on settlement and cancellation of warrants and Series C preferred shares	(18,000)	—
Payments on notes payable and long-term debt	(1,732)	(4,631)
Borrowings on revolving credit facility	15,300	—
Borrowings on other notes	1,721	5,185
Borrowings on Senior Credit Agreement	165,773	87,098
Net Cash Provided by Financing Activities	163,064	87,661

Effect of foreign currency exchange rate changes on cash	(39)	(522)
Net Change in Cash and Restricted Cash	(1,787)	(2,700)
Cash and Restricted Cash at Beginning of Period	3,736	7,464
Cash and Restricted Cash at End of Period	$1,949	$4,764

Supplemental Disclosures of Cash Flow Information
Cash	$980	$2,821
Restricted cash	$969	$1,943
Restricted cash, net of current portion	$—	$—
Cash and Restricted Cash	$1,949	$4,764

Cash Paid for Interest	$69	$104
The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental Non-cash Investing and Financing Activities

(in thousands)	For the nine months ended September 30,
	2024	2023
Supplemental Disclosures of Non-cash Investing and Financing Activities

Debt discount related to warrants issued to certain Senior Lenders	$7,805	$22,129
In-kind interest added to principal balance of Senior Credit Agreement	86,376	55,299
EPC deferred payment included in purchases of property, plant, and equipment	43,519	—
Amounts included in accounts payable, accrued liabilities and other long-term liabilities for purchases of property, plant, and equipment	27,845	5,626
Capitalized interest added in property, plant, and equipment	154,960	73,408
Conversion of note payable and associated accrued interest to common shares	—	1,168
Proceeds to be received from government grant associated with property, plant and equipment	—	438
Settlement and cancellation of warrants and Series C preferred shares	125,653	—
Exchange of Series C preferred shares and deemed contribution for issuance of Tranche B loans under Senior Credit Agreement	17,855	—
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

Organization

GCEH is a Delaware corporation. GCEH currently operates through various wholly-owned U.S. and foreign subsidiaries. The principal subsidiaries include: (i) Sustainable Oils, Inc., (“SusOils”), a Delaware corporation that conducts feedstock breeding, owns proprietary rights to various camelina varieties and operates our camelina business; (ii) GCE Holdings Acquisitions, LLC and its five Delaware limited liability company subsidiaries that were formed to finance and own, directly or indirectly, Bakersfield Renewable Fuels, LLC (“BKRF”), a Delaware limited liability company that owns our Bakersfield Renewable Fuels Facility (“Facility”); (iii) GCE Operating Company, LLC, a Delaware limited liability company that employs various personnel throughout the Company; (iv) Agribody Technologies, Inc., (“ATI”), a Delaware corporation that owns and oversees aspects of our plant science programs; (v) Camelina Company España, S.L.U., (“CCE”), a Spanish private limited company that develops proprietary camelina varieties and leads our business expansion opportunities in Europe and South America; (vi) Global Clean Renewable Argentina S.R.L., (“GCRA”), a limited liability company in Argentina that conducts operations in Argentina; and (vii) Global Clean Renewable Brazil LTDA, (“Brazil”), a limited liability company in Brazil that conducts operations in Brazil. We also own several foreign inactive subsidiaries.

Description of Business

GCEH is a vertically integrated renewable fuels innovator producing ultra-low carbon renewable fuels from patented nonfood camelina varieties. Our farm-to-fuel business model is designed to allow greater efficiencies throughout the value chain, lowering our finished fuels’ carbon intensity and streamlining our operations at every step. Our patented camelina varieties are purposefully bred to increase yield, quicken maturity, and increase tolerance to drought and pests. Today, GCEH owns the world’s largest portfolio of patented camelina genetics, and we contract directly and through intermediaries with farmers around the globe to grow our proprietary camelina crop on fallow land. Once our Facility becomes commercially operational, we expect the majority of our revenues will be generated from the sale of renewable diesel along with the sale of co-products for renewable propane, naphtha and butane.

NOTE 2 - LIQUIDITY
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company has incurred an operating loss of $104.1 million and net income of $30.4 million during the nine months ended September 30, 2024, and had an accumulated deficit of $95.7 million at September 30, 2024. Net income included a non-cash gain on the extinguishment of debt of $163.6 million during the nine months ended September 30, 2024. At September 30, 2024, the Company had negative working capital of $805.6 million and stockholders’ equity of $13.3 million. The conversion project at our Facility is still ongoing, and we do not expect to generate any revenue from our Facility until the commencement of commercial operations.

Various scheduling issues experienced to date with CTCI Americas, Inc., a Texas corporation (“CTCI”), and other factors beyond our control have delayed the completion of the Facility. While our Facility conversion project is still ongoing, progress has continued and as of November 14, 2024, the project has transitioned from construction to operations and the start-up phase of the conversion project has commenced. We do not expect to generate any revenue from our Facility until it commences commercial operations, which we believe will occur during the fourth quarter of this year, although there can be no assurance that such operations will commence within this time period. As of September 30, 2024, CTCI continues to claim that it has incurred costs in excess of the guaranteed maximum price set forth in the Engineering, Procurement and Construction Agreement with CTCI (the “CTCI EPC Agreement”), as amended, and is seeking at least $760.0 million in total compensation through the end of the project. While the Company is evaluating CTCI’s claims, we dispute such claims, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement and at law. As of September 30, 2024, the amount of the EPC deferred payment totaled $696.0 million. The EPC deferred payment includes a contingent liability of

$436.5 million, which includes contingent accrued interest of $36.5 million. An unfavorable outcome with CTCI on this dispute may materially impact our future liquidity. We will be required to begin making installment payments of our EPC deferred payment along with payment of a deferred amount that we may be required to make to our project management service provider (as further discussed in Note 13 - Commitments and Contingencies) once we achieve Substantial Completion, as defined by the CTCI EPC Agreement, as amended, which management estimates will not occur until the first quarter of 2025. As of September 30, 2024, the EPC deferred payment (excluding contingent amounts) and deferred payment to the project management service provider totaled $254.2 million and $9.2 million, respectively. Included in the EPC deferred payments above, the Company has accrued an additional $5.3 million that does not fall under the CTCI EPC Agreement, but payment is due at Substantial Completion as defined by the EPC contract. On October 21, 2024, we notified CTCI that it was in default under the CTCI EPC Agreement, and that such defaults were not capable of cure. As a result, all further work under the CTCI EPC Agreement was terminated effective as of October 21, 2024, and we exercised our right to complete all remaining work. We intend to pursue any and all remedies available to us as a result of such defaults under the CTCI EPC Agreement and enforced our right to draw down on a letter of credit provided by CTCI in support of its obligations under the CTCI EPC Agreement. We drew down on the letter of credit in the amount of approximately $17.8 million (see Note 14 - Subsequent Events).

The Company’s primary sources of liquidity is cash on hand, available borrowings under its Senior Credit Agreement and Revolving Credit Facility (“RCF”). As of September 30, 2024, our Senior Credit Agreement had a total borrowing capacity of up to $714.2 million, which may be increased by an additional $5.0 million if the Administrative Agent reasonably determines that such increase is required to reach substantial completion (as defined in the Senior Credit Agreement with respect to the Facility) (See Note 7 - Debt for further information). As of September 30, 2024, the Company had $25.0 million of committed borrowing capacity remaining under the Senior Credit Agreement. In addition, the Senior Credit Agreement provides for a number of affirmative covenants to which the Company must comply, including the following: the Company is required to raise $10.0 million by November 15, 2024 and an additional $170.0 million by November 15, 2024 to refinance a portion of the senior debt; that we maintain a debt balance of not more than $470.0 million on and after November 15, 2024, and $370.0 million on and after June 30, 2025, and if proceeds from the required capital raises or cash from operations are insufficient to pay down the senior debt to achieve these debt balances and interest, we will be required to undertake additional financings to meet the target debt balance of $470.0 million on and after November 15, 2024. As of November 14, 2024, the Company is operating with $9.7 million of committed borrowing capacity remaining under the Senior Credit Agreement and $47.5 million of borrowing capacity under the RCF, subject to the borrowing base limitations.

As of September 30, 2024, approximately $173.7 million is required for cash interest payments starting in December 2024 through November 14, 2025 related to the Senior Credit Agreement outstanding balance as of September 30, 2024. Interest related to the Senior Credit Agreement has been paid in kind through September 30, 2024, and has been extended till December 2024. As of September 30, 2024, $550.9 million of the Senior Credit Agreement balance is included in the current portion of long-term debt. The current portion is comprised of (1) payment required based on the Tranche D waterfall structure to include principal, interest and premium of a 1.35x multiple on invested capital (“MOIC”) and (2) additional payment of approximately $380.9 million required to achieve the targeted debt balance of not more than $370.0 million, assuming we are successful in raising $170.0 million of additional capital by November 15, 2024.

In June 2024, the Company entered into a RCF with Vitol Americas Corp. as the lender, administrative and collateral agent (“Vitol”), providing for a $75.0 million working capital facility subject to borrowing base limitations with an advance rate of 90% against the RCF collateral primarily consisting of accounts receivable, feedstock and product inventory owned by the Facility and all Renewable Attributes, as defined in the RCF, financed under the RCF. The RCF matures 36 months from the Supply and Offtake Agreement (“SOA”) Start Date, subsequently amended (see Note 14 - Subsequent Events), which is defined as the Facility receiving feedstock and producing an average of at least 5,000 barrels per day of renewable diesel over a consecutive 5-day period (see Note 13 - Commitments and Contingencies - Supply and Offtake Agreement for further information).
On June 25, 2024, the Company entered into a Settlement and Mutual Release Agreement (“EM Settlement Agreement”) with ExxonMobil Renewables LLC (“ExxonMobil Renewables”) and ExxonMobil Oil Corporation (“EMOC”) whereby the Company and ExxonMobil Renewables agreed, among other things, to cancel all 125,000 shares of the Company’s Series C Preferred stock as of the effective date of the settlement (see Note 10 - Series C Preferred Stock). All rights granted to ExxonMobil Renewables pursuant to the terms of the Series C Preferred stock were also terminated as of the Effective Date, and ExxonMobil Renewables waived any rights to the payment of any accrued or unpaid dividends in respect thereof, which totaled $51.5 million as of the effective date of the settlement. In addition, on June 25, 2024, all outstanding shares of Series C preferred stock held by the Senior Lenders were converted into approximately $28.2 million in Tranche B loans that included accrued or unpaid dividends in respect thereof, which totaled $8.2 million (see Note 10 - Series C Preferred Stock).
In addition, we have a fixed payment obligation of $30.8 million, as subsequently amended in January 2024, that any unpaid remaining balance is due to be paid in full by December 2024 (see Note 7 - Debt).
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
Management is currently pursuing and evaluating several plans to mitigate the conditions or events that raise a substantial doubt about the Company’s ability to continue as a going concern, which include the following:
•Exercising the Company’s rights to recover liquidated damages to which the Company may be entitled from CTCI;
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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We describe our significant accounting policies in Note 3 of the notes to consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2023 (“Annual Report”). During the nine months ended September 30, 2024, there were no changes to those accounting policies except as described below.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include all material adjustments (consisting of all normal accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X Rule 8-03. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024, or any future periods.
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

Correction of an Immaterial Error on Previously Issued Financial Statements

During 2024, the Company identified an immaterial error in the earning per share computation in the Consolidated Statements of Operations. The error resulted from the exclusion of accretion of dividends in the amounts of $11.5 million and $32.2 million on Series C preferred stock for the three and nine months ended September 30, 2023, respectively, from the numerator for computing loss per share available to common shareholders. This resulted in increasing the basic and diluted loss per share by $0.24 and $0.73 for the three and nine months ended September 30, 2023, respectively. The Company has corrected the previously reported amounts in these financial statements. The error does not impact the condensed consolidated balance sheets, the condensed consolidated statements of cash flows and net income (loss) for any of the prior periods. The Company will also correct previously reported financial information for this error in its future filings, as applicable.
Inventories
Inventories at the Facility consist of renewable feedstocks and renewable finished products of renewable diesel, propane, naphtha and butane, and are stated at the lower of cost or net realizable value, which is estimated using indicative market pricing available at the time the estimate was made. Cost is determined using the weighted-average method. In determining the market value of our feedstocks and finished products at the Facility, we assume that feedstocks are converted into finished products, which requires us to make estimates regarding the products expected to be produced from those feedstocks and the conversion costs required to convert those feedstocks into products. We then apply an estimated selling price to our inventories, less estimated selling expenses. If the aggregate market value of our weighted average inventories is less than the related aggregate cost, we recognize a loss for the difference in our statements of operations. To the extent the aggregate market value of our weighted-average inventories subsequently increases, we recognize an increase to the value of our inventories (not to exceed cost) and a gain in our statements of operations. We also carry spare parts, materials, and supplies in inventory at our Facility using the average cost method. Estimating the net realizable value of our inventory requires management to make assumptions about the timing of sales and the expected proceeds that will be realized for these sales.
In addition, the Company carries inventories of camelina seeds, grain, meal, and oil in connection with our camelina business, and are valued at the lower of cost or net realizable value. Cost is determined based on standard cost that approximate actual costs.
Long-lived Assets

In accordance with U.S. GAAP for the impairment or disposal of long-lived assets, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the aggregate of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. The Company’s estimate of cash flows may change because of the losses being incurred by the Facility, which may be negatively impacted by further delays in commencing operations. During the nine months ended September 30, 2024 and 2023, there were no impairment losses recognized on long-lived assets.
Goodwill and Indefinite Lived Assets
The Company’s indefinite lived assets consist of goodwill and trade names. Goodwill represents the excess of the fair value of consideration over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of acquisition and is not amortized, but tested annually for impairment. Note that goodwill is adjusted for the impact of foreign currency translation for instances when goodwill is recorded in foreign entities whose functional currency is also their local currency. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end. Adjustments related to foreign currency translation are included in other comprehensive loss. Other indefinite lived assets were separately identified intangible assets apart from goodwill and are subject to amortization. Amortization expense for intangible assets was approximately $0.4 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense for intangible assets was approximately $0.8 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Fair Value Measurements and Fair Value of Financial Instruments
As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments that are not reported at fair value in the accompanying condensed consolidated balance sheets, including cash and restricted cash, accounts receivable, and accounts payable and accrued liabilities, approximate their fair value due to their short-term nature. There were no changes since December 31, 2023 in the Company’s valuation techniques used to measure fair value.
Class B Units
The Company’s Class B Units are recorded at their fair values in the condensed consolidated balance sheets. The fair values of the Class B Units are derived from Level 3 inputs. The fair value amount of the Class B Units as of September 30, 2024 and December 31, 2023 is presented in the table below based on a Monte Carlo Simulation and takes the average over 100,000 iterations. This simulation incorporates inputs such as projected cash flows, discount rate, expected volatility, and risk-free interest rate.
Key Valuation Inputs

	September 30, 2024	December 31, 2023
Discount Rate	27.00%	25.00%
Expected term (years)	8.8	8.5
Risk Free Rate	3.68%	3.81%
Volatility	75.00%	60.00%
The following is the recorded fair value of the Class B Units as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024		As of December 31, 2023
(in thousands)	Carrying Value	Total Fair Value	Carrying Value	Total Fair Value
Liabilities
Class B Units	$3,500	$3,500	$3,590	$3,590
The following presents changes in the Class B Units for the three and nine months ending September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Beginning Balance	$5,240	$11,600	$3,590	$12,007
Change in fair value recognized in earnings	(1,740)	(6,179)	(90)	(6,586)
Ending Balance	$3,500	$5,421	$3,500	$5,421
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
The Company's debt instruments are recorded at their carrying value in the condensed consolidated balance sheet, which may differ from their respective fair values. The fair values of the debt instruments are derived from Level 2 inputs. The fair value amount of the debt instruments as of September 30, 2024 is presented in the table below based on the prevailing interest rates and trading activity of the Senior Notes. As of December 31, 2023, the net carrying amount of the Senior Credit Agreement approximates the fair value.

	As of September 30, 2024
(in thousands)	Carrying Value	Total Fair Value
Senior Credit Agreement	$743,622	$757,031
Estimates
Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates used in preparing these financial statements include (a) valuation of common stock, warrants, and stock options, (b) estimated useful lives of equipment and intangible assets, (c) long-lived asset impairment, (d) the estimated costs to remediate or clean-up the Facility site, and the inflation rate, credit-adjusted risk-free rate and timing of payments to calculate the asset retirement obligations, (e) the estimated costs to remediate or clean-up identified environmental liabilities, (f) estimated contingent liabilities, (g) the estimated future cash flows, which are adjusted for current market conditions and various operational revisions, and the various metrics required to establish a reasonable estimate of the value of the Class B Units issued to certain of the Company’s senior lenders under the Senior Credit Agreement and (h) the estimated future cash flows, which are adjusted for current market conditions and various operational revisions, and the various metrics required to establish a reasonable estimate of the fair value of the debt extinguishment related to the Senior Credit Agreement. It is reasonably possible that the significant estimates used will change within the next year.
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
The following tables present instruments that were potentially dilutive for the three and nine months ended September 30, 2024 and 2023 that were excluded from diluted earnings per share as they would have been anti-dilutive:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options and warrants	19,329	74,503	44,121	75,265
During the three and nine months ended September 30, 2024 and 2023, a certain company held a purchase option to obtain a 33.33% ownership of GCE Holdings Acquisitions, LLC. This option was anti-dilutive for the three and nine months ended September 30, 2024 and 2023, as such, is was excluded from the diluted earnings per share. During the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, a certain company held a purchase option to obtain a 33.33% ownership in SusOils. This option was anti-dilutive for the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, as such, it was excluded from the diluted earnings per share. The purchase option to obtain 33.33% ownership of SusOils was eliminated in accordance with the EM Settlement Agreement.

NOTE 4 - INVENTORIES
Inventories as of September 30, 2024 and December 31, 2023 consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Renewable feedstocks	$14,598	$—
Camelina seed, grain, meal and oil inventories	9,099	4,044
Renewable finished products	2,784	354
Spare parts and materials	4,860	156
Total inventories, net	$31,341	$4,554
The Company recognized a loss of $9.2 million and $0.0 million for the three months ended September 30, 2024 and 2023 September 30, 2024, respectively, and $10.3 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively, due to Camelina seed, grain, meal and oil inventories and renewable finished products inventories being adjusted to the lower of cost or net realizable value.
NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS
The significant components of prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 are as follows:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Prepaid insurance	$676	$1,367
Prepaid expenses and other current assets	801	361
	$1,477	$1,728
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment as of September 30, 2024 and December 31, 2023 are as follows:

(in thousands)	Depreciable Life	As of September 30, 2024	As of December 31, 2023
Office equipment	3 to 5 years	$1,875	$776
Buildings	5 to 30 years	3,044	2,857
Refinery and industrial equipment	5 to 30 years	1,518,044	90,314
Transportation equipment	3 to 5 years	759	469
		1,523,722	94,416
Less accumulated depreciation		(12,392)	(2,228)
		1,511,330	92,188
Land		7,856	7,856
Construction in process		3,336	952,991
Construction period interest		—	217,152
Property, plant and equipment, net		$1,522,522	$1,270,187
Depreciation is computed using the straight-line method over estimated useful lives. Depreciation expense for property and equipment was approximately $9.8 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $10.6 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024 and 2023, $54.4 million and $28.2 million of interest was capitalized for the three months ending September 30, 2024 and 2023, respectively, and $155.0 million and $73.4 million of interest was capitalized for the nine months ending September 30, 2024 and 2023, respectively. The Company has recognized a total of $372.1 million of capitalized interest during the construction of the Facility.
NOTE 7 - DEBT
The table below summarizes our notes payable and long-term debt at September 30, 2024 and at December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023	Maturity Date	Contractual Interest Rate
Senior Credit Agreement	$920,883	$640,492	December 2025	15.0%
Revolving credit facility	15,300	—	(1)	12.5%
Fixed payment obligation	30,750	26,400	December 2024	—%
Other notes	3,851	3,816	December 2024 through June 2050	0.0% to 6.0%
Subtotal	970,784	670,708

Less: current portion of long-term debt	(583,877)	(199,192)
Less: unamortized debt discount and issuance costs	(177,261)	(49,615)
Total	$209,646	$421,901

Notes payable including current portion of long-term debt	583,877	199,192
Less: current portion of unamortized debt issuance costs	(1,328)	(960)
Notes payable including current portion of long-term debt, net	$582,549	$198,232

(1) The revolving credit facility matures three years from the Supply and Offtake Agreement Start Date.
Senior Credit Agreement
On May 4, 2020, BKRF OCB, LLC, a wholly-owned subsidiary of GCEH, entered into the Senior Credit Agreement with a group of lenders (the “Senior Lenders”) pursuant to which the Senior Lenders agreed to initially provide a $300.0 million senior secured term loan facility to BKRF OCB to pay the costs of retooling the Facility. Through various amendments, the commitments under the Senior Credit Agreement have been increased to $714.2 million as of September 30, 2024. As of September 30, 2024, we have borrowed $689.2 million under the Senior Credit Agreement, and have borrowed an additional $15.3 million through November 14, 2024. The Company deferred interest payments of $85.8 million during the nine months ending September 30, 2024 for a total deferred amount of $203.5 million as of September 30, 2024. See Note 2 - Liquidity regarding Senior Credit Agreement debt covenants.
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

The Company evaluated Amendment No. 16 in accordance with ASC 470-50, Debt - Modifications and Extinguishments, on a lender-by-lender basis and determined that the net present value of the cash flows associated with the Senior Credit Agreement after Amendment No. 16 exceeded 10% over the previous 12-month period immediately preceding Amendment No. 16. As a result, the Company accounted for this transaction as an extinguishment and derecognized the existing debt and recorded the new debt at fair value. Based on the difference between the reacquisition price and carrying amount of debt, the Company recognized a $163.6 million gain on extinguishment of debt during the nine months ended September 30, 2024, which in addition to debt issuance costs of $48.9 million resulted in total debt discount of $212.5 million.

On August 29, 2024, the Company entered into Amendment No. 17 to the Senior Credit Agreement that provided for, among other things, an increase to the Tranche D loan commitment to $294.6 million by the Tranche D Senior Lenders, which may be increased by an additional $5.0 million of Tranche D commitments by the Administrative Agent if determined such increase is required to reach substantial completion (as defined in the Senior Credit Agreement with respect to the Facility). With Amendment No. 17, $28.0 million of Tranche B loans were recharacterized as Tranche C+ loans. Also with Amendment No. 17, the Company agreed to convert $7.0 million of deferred payments owed to a service provider into Tranche D to the Senior Credit Agreement (see Note 13 - Commitments and Contingencies - Professional Services Agreement for further information).

As of November 14, 2024, we have borrowed a total of $704.5 million under the Senior Credit Agreement. Consequently, the Company is operating with $9.7 million of committed borrowing capacity under the Senior Credit Agreement. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent is currently extended until December 31, 2024. The Senior Credit Agreement is secured by all the assets of our Facility, including a pledge of the member’s interest and indirectly substantially all the assets of our camelina business and a pledge of member's interests of CCE and SusOils.
As of September 30, 2024, the Company recognized the following debt discount related to warrants issued (See Note 11 - Stock Options and Warrants).

(in thousands, except share amounts)	Warrants issued	Debt discount
Tranche D	8,518,235	$7,805
As of December 31, 2023, the Company recognized the following debt discount related to warrants issued (See Note 11 - Stock Options and Warrants).

(in thousands, except share amounts)	Warrants issued	Debt discount
Tranche C	8,250,000	$8,607
Tranche D	24,422,941	$23,958
Revolving Credit Facility

On June 25, 2024, the Company entered into the RCF with Vitol, providing for a $75.0 million working capital facility subject to borrowing base limitations with an advance rate of 90% against the RCF collateral primarily consisting of accounts receivable, feedstock and product inventory owned by the Facility and all Renewable Attributes financed under the RCF. The RCF matures 36 months from the SOA Start Date, which is defined as the Facility receiving feedstock and producing an average of at least 5,000 barrels per day of renewable diesel over a consecutive 5-day period (see Note 13 - Commitments and Contingencies - Supply and Offtake Agreement for further details of the SOA). The RCF provides for an unused commitment fee of 5.0%, and outstanding loans under the RCF will bear interest at 12.5% per annum.

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

The RCF includes customary events of default for: non-payment of amounts owed under the RCF; breaches of representations, warranties or covenants; certain insolvency proceedings, incurrence of any final judgments in excess of $15.0 million (to the extent not covered by insurance) or a non-monetary judgment that would result in a material adverse effect; changes of control; breaches of material Facility related agreements; and failure of the start-up of the Facility by October 31, 2024 (subject to extensions for certain force majeure events), subsequently amended to December 15, 2024 (see Note 14 - Subsequent Events). The RCF also provides for cross-defaults upon events of default under the Senior Credit Agreement and the SOA. Upon an event of default under the RCF, all commitments under the RCF would terminate, and the lenders may accelerate the payment of all outstanding principal and interest.

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
As of September 30, 2024, the outstanding balance was $15.3 million and we have $59.7 million of borrowing capacity under the RCF, subject to the borrowing base limitations. As of November 14, 2024, the outstanding balance was $27.5 million and we have $47.5 million of borrowing capacity under the RCF, subject to the borrowing base limitations. The Company was in compliance with covenants as of September 30, 2024.
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
Other Notes Payable

Included in “Other notes” are loans and notes payable facilities for miscellaneous financings, such as working capital loans in our Spanish subsidiary CCE and financing of our insurance policies. At various times the Company enters into new insurance policies to replace certain policies that are expiring and to insure for additional identified risks. As of December 31, 2023, the Company had two insurance policies financed at a rate of 8.8% to 9.0%. The Company had two insurance policies financed at a rate of 0.0% to 8.0% at September 30, 2024. The Company expects that it will continue to finance certain policy premiums.

Future scheduled maturities of the Company’s outstanding debt obligations were as follows as of September 30, 2024:
(in thousands)

Year	Required Minimum Payments
2024	$32,642
2025	922,591
2026	40
2027	15,325
2028	22
Thereafter	164
Total	$970,784
Class B Units
Pursuant to the Senior Credit Agreement, BKRF HCB, LLC, an indirect wholly-owned subsidiary of the Company, has issued 397.6 million Class B Units to certain Senior Lenders as of September 30, 2024. To the extent that there is distributable cash, the Company is obligated to make certain distribution payments to holders of Class B Units, that end on the later of five years after the Facility commences commercial operations or the date on which the Class B Units equal 2.0x MOIC, after which the units will no longer require further distributions and will be considered fully redeemed. The aggregate total payments (including distributions to the Class B Units, all interest and principal payments) to the certain Senior Lenders cannot exceed two times the amount of the borrowings under the Senior Credit Agreement Tranche A and Tranche B, or approximately $792.0 million. The Tranche A and B loans under the Senior Credit Agreement, which represent $265.4 million of the $714.2 million outstanding principal and paid-in-kind interest balance as of September 30, 2024, do earn Class B Units, while the Tranche C and Tranche D loans do not receive Class B Units. The balance of the Class B Units was unchanged by the transfer of Tranche B loans to Tranche C+ under Amendments No. 16 and No.17. The aggregate fair value of such units on the date of their issuances totaled approximately $16.5 million which were recorded as debt discount. The aggregate fair value of the earned units as of September 30, 2024 and December 31, 2023 was approximately $3.5 million and $3.6 million, respectively. It is expected that the fair value will fluctuate depending on market inputs that impact the projected distributable cash.

NOTE 8 - ACCRUED LIABILITIES
As of September 30, 2024 and December 31, 2023, accrued liabilities consists of:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Accrued compensation and related liabilities	$6,296	$6,503
Accrued interest payable	3,515	2,209
Accrued construction costs	8,680	—
Current portion of asset retirement obligations	5,134	3,073
Current portion of environmental liabilities	1,498	3,738
Deferred revenue	—	1,250
Other accrued liabilities	4,393	314
	$29,516	$17,087
NOTE 9 - OTHER LONG-TERM LIABILITIES
As of September 30, 2024 and December 31, 2023, other long-term liabilities consists of:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Project management service provider deferred payments (1)	$9,184	$5,318
Other long-term liabilities	98	1,035
	$9,282	$6,353
(1) See Note 13 - Commitments and Contingencies - Professional Services Agreement.
NOTE 10 - SERIES C PREFERRED STOCK
Series C Preferred Stock

On June 25, 2024, all 125,000 shares of the Company’s Series C Preferred stock beneficially and legally owned by ExxonMobil Renewables were automatically cancelled pursuant to the EM Settlement Agreement (see Note 13 - Commitments and Contingencies). Approximately $13.1 million of the $18.0 million settlement payment was allocated to the settlement of the Series C Preferred Stock in connection with the EM Settlement Agreement. The carrying amount of the Series C Preferred Stock held by ExxonMobil Renewables on the Effective Date was approximately $143.7 million. The $130.6 million difference between the carrying value of the Series C Preferred Stock held by ExxonMobil Renewables and the consideration transferred for the extinguishment of the Series C Preferred Stock held by ExxonMobil Renewables decreased the Company’s accumulated deficit. All rights granted to ExxonMobil Renewables pursuant to the terms of the Series C Preferred stock were also terminated as of the Effective Date, and ExxonMobil Renewables waived any rights to the payment of any accrued or unpaid dividends in respect thereof.

In addition, all outstanding shares of Series C Preferred Stock held by the Senior Lenders were converted into approximately $28.2 million in Tranche B loans and the shares cancelled. The fair value of the Tranche B Loans issued in exchange for the Series C Preferred Stock held by the Senior Lenders was approximately $17.9 million as of the Effective Date. The carrying amount of the Series C Preferred Stock held by the Senior Lenders on the Effective Date was approximately $23.0 million. The $5.1 million difference between the carrying value of the Series C Preferred Stock held by the Senior Lenders and the fair value of the Tranche B Loans exchanged for the Senior Lenders’ Series C Preferred Stock decreased the Company’s accumulated deficit as a deemed contribution (see Note 7 - Debt).

Following the cancellation of the Series C Preferred Stock held by ExxonMobil Renewables pursuant to the EM Settlement Agreement and the exchange and cancellation of the Series C Preferred Stock held by the Senior Lenders for Tranche B Loans, no Series C Preferred Stock remained outstanding.

NOTE 11 - STOCK OPTIONS AND WARRANTS
Second Amended and Restated 2020 Equity Incentive Plan
Pursuant to the Second Amended and Restated 2020 Equity Incentive Plan, the Company granted stock-based options to certain employees.
The Company recognized stock compensation expenses related to stock option awards of $0.4 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $1.5 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively. The Company recognizes all stock-based compensation in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2024, there was approximately $1.5 million of unrecognized compensation cost related to service-based option awards that will be recognized over the remaining service period of approximately 1.7 years, and there was approximately $0.0 million of unrecognized compensation cost related to market-based stock option awards that will be recognized over the remaining derived service period of 0.2 years.
Stock Purchase Warrants and Call Option
Total warrants issued as of September 30, 2024 related to Amendments No. 10 through 17 of the Senior Credit Agreement were 41,191,176. Each new warrant is issued commensurate with each cash draw from the Senior Credit Agreement. Therefore, the fair value of these warrants are determined on the date of the draw. As of September 30, 2024, if in-the-money warrants are exercised for cash, the Company will receive $3.1 million. The following table is a summary of the ranges used in the inputs of the Black-Scholes option pricing model assumptions related to the warrants issued during the nine months ended September 30, 2024:

Expected Term (in Years)	4.71 - 4.97
GCEH Warrant Volatility	120.0%
Risk Free Rate	3.8% - 4.3%
Dividend Yield	0%

EM Settlement Agreement

In accordance with the EM Settlement Agreement entered on June 25, 2024, all warrants held by Exxon exercisable for common shares of the Company and its SusOils subsidiary were cancelled (see Note 13 - Commitments and Contingencies). The settlement of the warrants held by ExxonMobil Renewables exercisable for common shares of the Company resulted in a reduction to additional paid-in capital in an aggregate amount of approximately $1.9 million.

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
NOTE 12 - INCOME TAXES
The effective tax rate for the three months ended September 30, 2024 and 2023 was 0.0% and 0.2%, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 was 0.0% and 0.2%, respectively. The Company has recorded a 100% valuation allowance against the deferred tax assets as of September 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any material interest or penalties related to uncertain tax positions.
The Company files tax returns in the U.S. federal jurisdiction, and in multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2020 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2019. The Company is currently not under audit by any jurisdictions.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
USDA Grant
In May 2023, the Company was awarded a five-year, $30.0 million grant by U.S. Department of Agriculture (“USDA”) and the Natural Resources Conservation Service (“NRCS”) to build markets for climate-smart commodities and invest in America’s climate-smart producers. The objectives of the project are to support the production and marketing of climate-smart commodities by providing voluntary incentives to producers and landowners to implement climate-smart agricultural production practices, activities, and systems on working lands; measure/quantify, monitor and verify the carbon and greenhouse gas (“GHG”) benefits associated with those practices; and develop markets and promote the resulting climate-smart commodities like camelina and camelina seeds. The goal of the project is to improve agronomic practices and drive the adoption of carbon-smart practices that will ultimately lower GHG emissions and carbon intensity of camelina production as well as increase carbon sequestration in the soil with a benefit to the crops in rotation with camelina.
Total reimbursements from the USDA grant (including amounts due to be received) were $1.1 million and $4.9 million for the three and nine months ended September 30, 2024, respectively, and $3.3 million for the three and nine months ended September 30, 2023 and are reported net of general and administrative expenses and facilities expenses, respectively in the Company’s condensed consolidated statements of operations. The Company has $0.6 million and $0.2 million of receivables due from the USDA grant program, which is included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively.
The Company has quarterly reporting requirements that include performance and progress reporting, in addition to being subject to an annual audit for costs reimbursed under the USDA grant. The Company is the primary contractor for the grant award and includes subcontractors and sub-awardees.
Supply and Offtake Agreement

On June 25, 2024, BKRF and Vitol entered into the SOA pursuant to which, among other things, Vitol will serve as the exclusive supplier of renewable feedstocks to the Facility, and as the exclusive offtaker of all renewable diesel, naphtha, and certain associated renewable attributes, and other products (as agreed to by the parties) that are produced at the Facility. The SOA has an initial 36 month term, which is subject to 12 month extensions up to a maximum term of 60 months and can be terminated prior to the expiration of the term if the startup of the Facility has not been achieved by October 31, 2024 (subject to extensions for force majeure and other stated events), subsequently amended to December 15, 2024 (see Note 14 - Subsequent Events, for further information). The SOA also includes certain customary events of default, termination rights, representations, warranties, indemnification obligations and limitations of liability of and with respect to the parties consistent with an agreement of this nature and of its direct ties to the RCF referred to above. The SOA provides for feedstock pricing at market (plus third-party costs) plus a per pound handling and administrative fee. Product offtake is also based upon pricing at market less a per gallon handling and administrative fee. During the term of the SOA, BKRF is responsible for applying for, obtaining and maintaining any and all registrations and other approvals or authorizations that are necessary for the generation of credits generated and traded under the Low Carbon Fuel Standard (“LCFS”) and is required, at its expense, to submit applications for the maintenance of certain registrations associated therewith, including such other approvals or authorizations that are necessary for the generation and the receipt of Renewable Identification Numbers (“RINs”) associated with renewable fuels produced at the Facility. BKRF will manage risks associated with price movements for each of its feedstock, renewable diesel and naphtha inventories, as well as LCFS and RINs, through value adjustments tied to forward contract market pricing, capturing gains or losses resulting from applicable forward contract pricing differentials. In addition, similar to the collateral package provided by BKRF to Vitol under the RCF, the SOA requires that BKRF post and maintain cash collateral as security to Vitol.

Termination of Feedstock Supply Agreement

On March 25, 2024, the Company entered into a Termination Agreement with its previous feedstock supplier for the Facility. The Company’s consideration for termination was $3.0 million and was included in cost of sales for the nine months ended September 30, 2024. The initial payment of $2.0 million was paid on April 10, 2024, with the remaining payments to be made quarterly through the second quarter of 2025.

License Agreement
On July 13, 2023, the Company entered into a non-exclusive license agreement with a third party to deliver camelina seed over an 18-month period for the resale to authorized growers in exchange for an advance license fee, plus a fee per pound of seed delivered and royalties based on per pound of grain delivered by an authorized grower to the third party. Effective April 18, 2024, the contract has been terminated without any further obligation or liability to the Company.
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
On December 18, 2023, the Company entered into an interim settlement agreement (the “ISA”) with CTCI. The ISA provides that all payments to CTCI for in-scope work performed under the CTCI EPC Agreement will be payable after Substantial Completion of the Facility, in 30 monthly installments (provided that the parties may agree to extend such term for a period of up to 10 years). The Company has assessed the scope of work associated with achieving the milestone of Substantial Completion, as defined by the CTCI EPC Agreement, and believes that it will not be met until at least the first quarter of 2025, while the Company expects that the production of commercial volumes and revenue generation associated with the commencement of operations to occur during the fourth quarter of this year. The payment terms for out-of-scope work performed after October 30, 2023 will remain unchanged. Pursuant to the ISA, CTCI has agreed to use its reasonable best efforts to achieve Mechanical and Substantial Completion of the Facility by the earliest date practicable and provided BKRF with representations regarding completion of certain Facility milestones. In consideration for these agreements and undertakings, BKRF agreed to a guaranteed minimum price of $360.0 million, plus accrued interest. As of both September 30, 2024 and December 31, 2023 the Company has paid $150.9 million to CTCI. Deferred payments accrue interest equal to the prime rate as published in the Wall Street Journal, adjusted up or down monthly on the first day of each month thereafter should the Wall Street Journal prime rate fluctuate, plus 50 basis points (i.e., 0.5%). The interest rate will be recalculated on the first day of each month thereafter and was 8.5% as of September 30, 2024 and December 31, 2023.
As of September 30, 2024 and through November 14, 2024, CTCI continues to assert it has certain claims related to its costs and is seeking at least $760.0 million in total compensation from the Company through the end of the project. While the Company is evaluating CTCI’s claims, we dispute such claims, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement, as amended and at law. We accrue for contingent obligations, if any, when it is probable that a liability is incurred and the amount or range of amounts is reasonably estimable. As new facts become known, the assumptions related to a contingency are reviewed and adjustments are made, as necessary. Any legal costs incurred related to contingencies are expensed as incurred.
On October 21, 2024, we notified CTCI that it was in default under the CTCI EPC Agreement, and that such defaults were not capable of cure. As a result, all further work under the CTCI EPC Agreement was terminated effective as of October 21, 2024, and we exercised our right to complete all remaining work. We intend to pursue any and all remedies available to as a result of such defaults under the CTCI EPC Agreement and enforced our right to draw down on a letter of credit provided by CTCI in support of its obligations under the CTCI EPC Agreement. We drew down on the letter of credit in the amount of approximately $17.8 million (see Note 14 - Subsequent Events).
The following table summarizes the accrued amounts related to the EPC deferred payments, including the contingent liability, as of September 30, 2024 and December 31, 2023:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Beginning balance	$602,229	$126,615
Addition	53,243	448,813
Interest	40,552	26,801
Ending balance	$696,024	$602,229
The Company has accrued a contingent liability of $436.5 million for CTCI’s claims in the consolidated balance sheet as of September 30, 2024, which includes contingent accrued interest of $36.5 million. The Company has accrued a contingent liability of $372.6 million for CTCI’s claims in the consolidated balance sheet as of December 31, 2023, which includes contingent accrued interest of $8.9 million. Included in the EPC deferred payments above, the Company has accrued an additional $5.3 million that does not fall under the CTCI EPC Agreement, but payment is due at Substantial Completion as defined by the EPC contract.
The following table summarizes the minimum required payments of the EPC deferred payments as of September 30, 2024 assuming Substantial Completion as defined in the CTCI EPC Agreement is achieved in the first quarter of 2025 and excludes the contingent amounts accrued totaling $436.5 million as there is no contractual obligation related to this amount:

(in thousands)	EPC deferred payments
2024	$-
2025	101,669
2026	101,669
2027	50,834
Total	$254,172
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
On August 29, 2024, the Company entered into Amendment No. 4 to the PSA along with Amendment No. 17 to the Senior Credit Agreement, whereby the Company agreed to convert $7.0 million of the Future Component into Tranche D loans. The remaining balance (“Deferred Cash Payment Amount”) is to be paid once the free cash position of the Company exceeds $15.0 million (“Minimum Liquidity Threshold”), which the Company estimates to occur beyond the next twelve months. Once the Minimum Liquidity Threshold is met, the Deferred Cash Payment Obligation shall be due and payable for the applicable month. The first payment of the Deferred Cash Payment Obligation shall be due on the first day of the month that follows the date on which the Facility has achieved a capacity run rate of 8,000 barrels per day producing on-specification renewable diesel for a period of 30 consecutive days, and thereafter on the first day of each subsequent calendar month for which the Minimum Liquidity Threshold is met until the Deferred Cash Payment Amount has been paid in full.
As of September 30, 2024, the Company had accrued $9.2 million in connection with the Future Component, which is included in Other Long-Term Liabilities. As of December 31, 2023, the Company had accrued $5.3 million in connection with the Future Component, which was included in Other Long-Term Liabilities. The Company also had $0.0 million and $0.7 million of unpaid invoices in accounts payables due to this service provider related to the PSA as of September 30, 2024 and December 31, 2023, respectively.
Management Services Agreement
On August 29, 2024, BKRF entered into a Management Services Agreement (the “MSA”) with Entara LLC (“Entara”) for management services pertaining to the Facility. Pursuant to the terms of the MSA, Entara will provide management advice and guidance to BKRF concerning various functions, including commercial, operations, human resources, renewables and asset management.

The initial term of the MSA is three years. Upon expiration of the initial term, the MSA will automatically renew for an additional three-year period unless either party provides notice of non-renewal at least 60 days prior to the expiration of the initial term.

The following table summarizes the minimum required payments of the MSA as of September 30, 2024:

(in thousands)	MSA Payments
2024	875
2025	3,500
2026	3,500
2027	3,500
2028	3,500
Thereafter	5,833
Total	$20,708
The MSA payments noted above do not include the Manufacturing Performance Bonus, as defined in the MSA, payments that may be awarded to Entara upon the achievement of certain Key Performance Indicators, as defined in the MSA.
Grower Commitments
The Company has arrangements with independent growers of our camelina crop in North America, whereby the Company has agreed to pay a fee based on the amount of delivered camelina grain. As of September 30, 2024, the Company estimates that a total of $3.4 million in future payments may be incurred once delivery of the grain is completed over the next three months. Actual amounts to be owed are subject to change based on the actual volumes of on-spec quantities delivered by the growers.
The Company has certain bonding requirements with states where it has grower agreements, which requires the Company to cash collateralize a portion of the total bonding requirement. The Company had $6.0 million and $4.0 million of cash held as collateral, which is classified as other long-term assets as of September 30, 2024 and December 31, 2023, respectively.
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

In consideration for the agreements and covenants set forth in the EM Settlement Agreement, the Company agreed to make a one-time settlement cash payment of $18.3 million (the “settlement payment”), which was paid as of September 30, 2024. Approximately $0.3 million of the settlement payment was directly attributable to the settlement of amounts owed under the Master Secondment Agreement dated as of June 30, 2022, which was included in Accounts payable as of December 31, 2023. The remainder of the settlement payment (approximately $18.0 million) was allocated on a relative fair value basis to the extinguishment of the Series C Preferred stock (See Note 10 - Series C Preferred Stock) and the warrants (See Note 11 - Stock Options and Warrants) held by ExxonMobil Renewables.

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
NOTE 14 - SUBSEQUENT EVENTS
CTCI EPC Agreement
On October 21, 2024, we notified CTCI that it was in default under the CTCI EPC Agreement, and that such defaults were not capable of cure. As a result, all further work under the CTCI EPC Agreement was terminated effective as of October 21, 2024, and we exercised our right to complete all remaining work. We intend to pursue any and all remedies available to as a result of such defaults under the CTCI EPC Agreement and enforced our right to draw down on a letter of credit provided by CTCI in support of its obligations under the CTCI EPC Agreement. We drew down on the letter of credit in the amount of approximately $17.8 million.

Supply and Offtake Agreement

On November 4, 2024, BKRF and Vitol entered into an amendment to the SOA to extend the Start Date Deadline (as defined in the SOA) from October 31, 2024 until December 15, 2024. The renewal term was also modified from up to two 12 month extensions to up to three 12 month extensions. In consideration for these amendments, BKRF will pay to Vitol an Excess Commitment Fee equal to 7.58% of the amount in excess of $330 million of Tranche D Obligations under its senior credit agreement.

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
Cautionary Statements Regarding Forward-looking Information
This report contains forward-looking statements. All statements, other than statements of historical fact are forward looking statements for purposes of this report, including statements about: the timing and cost to complete the conversion and commissioning of our Bakersfield oil Facility into a renewable fuels Facility and thereafter to operate that Facility for the production of renewable fuels; our plans for large scale cultivation of camelina as a nonfood-based feedstock and its use at our Bakersfield renewable fuels Facility; our plans to expand and execution of expanding Global Clean Energy Holdings’ camelina operations beyond North America; forecasts and projections of costs, revenues or other financial items; the availability, future price and volatility of feedstocks and other inputs; the plans and objectives of management for future operations; changes in governmental programs, policymaking and requirements or encouraged use of biofuels or renewable fuels; statements concerning proposed new products or services; the anticipated size of future camelina production; future conditions in the U.S. biofuels and renewable fuels market; our ability to comply with the terms of any offtake arrangements to which we may be party; our ability to successfully pursue remedies against our engineering, procurement and construction contractor; our ability to successfully pursue remedies against our engineering, procurement and construction contractor; our current and future indebtedness and our compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements; our ability to raise additional capital to fund the completion and commissioning of our Bakersfield Renewable Fuels Facility and for working capital purposes; our ability to continue as a going concern; and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements, or may not occur at all. Future financial conditions and results of operations, as well as any forward-looking statements, are subject to known and unknown risks, uncertainties and other factors, most of which are difficult to predict and many of which are beyond our control, including the factors described under “Risk Factors”, and elsewhere in our Annual Report. All forward-looking statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
Overview
Throughout this Quarterly Report, the terms “we,” “us,” “our,” “our company,” and “the Company” collectively refer to Global Clean Energy Holdings, Inc. and its wholly-owned subsidiaries. References to “GCEH” refer only to Global Clean Energy Holdings, Inc.
GCEH is a Delaware corporation. GCEH currently operates through various wholly-owned U.S. and foreign subsidiaries. The principal subsidiaries include: (i) Sustainable Oils, Inc., (“SusOils”), a Delaware corporation that conducts feedstock breeding, owns proprietary rights to various camelina varieties and operates our camelina business; (ii) GCE Holdings Acquisitions, LLC and its five Delaware limited liability company subsidiaries that were formed to finance and own, directly or indirectly, Bakersfield Renewable Fuels, LLC (“BKRF”), a Delaware limited liability company that owns our Bakersfield Renewable Fuels Facility (“Facility”); (iii) GCE Operating Company, LLC, a Delaware limited liability company that employs various personnel throughout the Company; (iv) Agribody Technologies, Inc., (“ATI”), a Delaware corporation that owns and oversees aspects of our plant science programs; (v) Camelina Company España, S.L.U., (“CCE”), a Spanish private limited company that develops proprietary camelina varieties and leads our business expansion opportunities in Europe and South America; (vi) Global Clean Renewable Argentina S.R.L., (“GCRA”), a limited liability company in Argentina that conducts operations in Argentina; and (vii) Global Clean Renewable Brazil LTDA, (“Brazil”), a limited liability company in Brazil that conducts operations in Brazil. We also own several foreign inactive subsidiaries.

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
In order to finance the costs of the Facility acquisition and the development, construction, and operation of the Facility, BKRF OCB, LLC, an indirect, wholly-owned subsidiary of GCEH, is a party to a $714.2 million secured term loan facility (the “Senior Credit Agreement”). We have also entered into a revolving credit facility (“RCF”) with Vitol Americas Corp. as the lender, administrative and collateral agent (“Vitol”), providing for a $75.0 million working capital facility. For more details, see “Liquidity and Capital Resources” below.
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
Debt Extinguishment - On June 25, 2024, the Company entered into Amendment No. 16 to the Senior Credit Agreement that provided for, among other things, an upsize of the Tranche D facility. In consideration for the upsizing of the Tranche D facility, Amendment No. 16 provided that an aggregate of $132.4 million of Tranche B loans to be recharacterized as Tranche C+ loans, which provide for a minimum return of 1.35x. The Company evaluated Amendment No. 16 in accordance with ASC 470-50, “Debt - Modifications and Extinguishments,” on a lender-by-lender basis and determined that the net present value of the Senior Credit Agreement after Amendment No. 16 exceeded the net present value of the cash flows by more than 10% over the previous 12-month period immediately preceding Amendment No. 16. As a result, the Company accounted for this transaction as an extinguishment and derecognized the existing debt and recorded the new debt at fair value. Based on the difference between the reacquisition price and carrying amount of debt, the Company recognized a $163.6 million gain on extinguishment of debt during the nine months ended September 30, 2024, which included unamortized debt issuance costs of $48.9 million related to the extinguished debt as part of the calculation.
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
Results of Operations
We incurred an operating loss of $50.6 million and $104.1 million for the three and nine months ended September 30, 2024, respectively, compared to an operating loss of $19.9 million and $63.2 million in the three and nine months ended September 30, 2023, respectively. We reported net loss of $76.0 million and net income of $30.4 million for the three and nine months ended September 30, 2024, respectively, and a net loss of $14.9 million and $60.0 million for the three and nine months ended September 30, 2023, respectively. Net income included a non-cash gain on the extinguishment of debt of $163.6 million during the nine months ended September 30, 2024. The following sets forth information related to the periods presented.
Revenues. Our Facility is still under construction, and we do not expect to generate any revenue from the Facility until it is fully operational. Accordingly, we had no renewable fuel product revenues in the three and nine months ended September 30, 2024 or 2023. Our revenues and cash flows consist of the sale of our certified camelina seeds to farmers for the production of either camelina seed or camelina grain and the sale of inventory that did not meet certain specifications and sales generated revenues of $0.5 million and $3.1 million in the three and nine months ended September 30, 2024, respectively, compared to $1.9 million and $3.4 million in the three and nine and months ended September 30, 2023, respectively.
General and Administrative Expenses and Facilities Expenses. General and administrative expenses consist of expenses relating to our corporate overhead functions and operations. The majority of our general and administrative expenses are incurred in the operations and administrative support of the Facility. The Company has also increased activities in our upstream business. During the three and nine month periods ended September 30, 2024, our administrative expenses were $15.6 million and $50.2 million, respectively, as compared to $11.1 million and $37.8 million, for the three and nine month period ended September 30, 2023, respectively. The $4.5 million and $12.4 million increase was mainly due to personnel related costs and professional fees. Facilities expenses primarily consist of maintenance costs at the Facility and expenses normally related to the operations of a Facility. During the three and nine month periods ended September 30, 2024, our facilities expenses were $13.9 million and $29.7 million, increased by $6.4 million and $6.9 million as compared to the three and nine month periods ended September 30, 2023 of $7.4 million and $22.8 million, and was due primarily to an increase in outside services and accrued property taxes.
Other Income/Expense. During the three and nine months ended September 30, 2024 the Company recognized a $1.7 million and $0.1 million gain, respectively, and for the three and nine months ended September 30, 2023 the Company recognized a $6.2 million and $6.6 million gain, respectively, on the fair value remeasurement of outstanding Class B units of our subsidiary BKRF HCB, LLC. This value is driven primarily by market and contractual changes that impact the future cash projection eligible for distribution, including but not limited to a change in interest rate, additional borrowing, an acceleration of the maturity date and a delay in operations. The value of the Class B Units is expected to fluctuate based on various market conditions and Facility operational estimates and assumptions.
Interest Income/Expense. During the three and nine months ended September 30, 2024, interest expense was $27.4 million and $30.4 million, respectively, compared to $0.7 million and $3.2 million, in the three and nine months ended September 30, 2023. Interest expense increased significantly as the construction of our Facility is completed. The construction period interest associated with the Senior Credit Agreement and CTCI EPC Agreement was capitalized as part of the cost of the Facility during construction and therefore, did not impact our interest expense until the three months ended September 30, 2024.
Net losses. We incurred an operating loss of $50.6 million and $104.1 million for the three and nine months ended September 30, 2024, respectively, compared to an operating loss of $19.9 million and $63.2 million in the three and nine months ended September 30, 2023, respectively. We incurred net loss of $76.0 million and net income of $30.4 million in the three and nine months ended September 30, 2024, respectively, compared to a net loss of $14.9 million and $60.0 million during the three and nine months ended September 30, 2023. Net income included a non-cash gain on the extinguishment of debt of $163.6 million during the nine months ended September 30, 2024. Our operating loss increased primarily as a result of the increase in activity related to our retooling of the Facility and increased activities in our upstream business. We expect to continue to incur losses until our Facility becomes fully operational.
Liquidity and Capital Resources
General. As of September 30, 2024 and December 31, 2023 we had approximately $1.9 million and $3.7 million of cash, respectively. Of these amounts, $1.0 million and $1.8 million as of September 30, 2024 and December 31, 2023, respectively, was restricted cash in each period that can only be spent on the Facility. As of September 30, 2024 and December 31, 2023 we had negative working capital of $806.6 million and $219.3 million, respectively, which excludes the current amount of restricted cash of $1.0 million and $1.8 million at September 30, 2024 and December 31, 2023, respectively. While our Facility conversion project is still ongoing, progress has continued and as of November 14, 2024, the project has transitioned from construction to operations and the start-up phase of the conversion project has commenced. We do not expect to generate any revenue from our Facility until it commences commercial operations; however, given the current state of our conversion project, we expect initial commercial operations to commence during the fourth quarter of this year, although there can be no assurance that such operations will commence within this time period. In addition, we may incur additional costs as a result of any further delays to the conversion project (See Note 13 - Commitments and Contingencies). See “Commercial Agreements” below for an additional discussion regarding the operation date of the Facility and our Offtake Agreement.
Sources of Liquidity. As of September 30, 2024, our primary sources of liquidity consist of $1.0 million of unrestricted cash on hand, available borrowing under our Senior Credit Agreement and the RCF. As of September 30, 2024, we have borrowed $689.2 million under the Senior Credit Agreement, including $269.6 million of Tranche D, and borrowed an additional $15.3 million as of November 14, 2024. Consequently, as of November 14, 2024, the Company is operating with $9.7 million of committed borrowing capacity under the Senior Credit Agreement. Subsequent to September 30, 2024 we drew down on a letter of credit provided by our engineering, procurement and construction contractor in the amount of approximately $17.8 million, which we plan to use to complete the start-up of the Facility. See “Commercial Agreements – CTCI EPC Agreement” below.
In June 2024, the Company entered into a RCF with Vitol providing for a $75.0 million working capital facility subject to borrowing base limitations with an advance rate of 90% against the RCF collateral primarily consisting of accounts receivable, feedstock and product inventory owned by the Facility and all Renewable Attributes financed under the RCF. The RCF matures 36 months from the Supply and Offtake Agreement (“SOA”) Start Date, which is defined as the Facility receiving feedstock and producing an average of at least 5,000 barrels per day of renewable diesel over a consecutive 5-day period. The outstanding balance under the RCF as of November 14, 2024 was $27.5 million.

On June 25, 2024, the Company entered into a Settlement and Mutual Release Agreement (“EM Settlement Agreement”) with ExxonMobil Renewables LLC (“ExxonMobil Renewables”) and ExxonMobil Oil Corporation (“EMOC”) whereby the Company and ExxonMobil Renewables agreed, among other things, to cancel all 125,000 shares of the Company’s Series C Preferred stock as of the Effective Date (see Note 10 - Series C Preferred Stock). All rights granted to ExxonMobil Renewables pursuant to the terms of the Series C Preferred stock were also terminated as of the Effective Date, and ExxonMobil Renewables waived any rights to the payment of any accrued or unpaid dividends in respect thereof, which totaled $51.5 million as of the Effective Date. In addition, on June 25, 2024, all outstanding shares of Series C preferred stock held by the Senior Lenders were converted into approximately $28.2 million in Tranche B loans that included accrued or unpaid dividends in respect thereof, which totaled $8.2 million (see Note 10 - Series C Preferred Stock).
We have incurred an operating loss of $104.1 million, net income of $30.4 million during the nine months ended September 30, 2024, and had an accumulated deficit of $95.7 million at September 30, 2024. Net income included a non-cash gain on the extinguishment of debt of $163.6 million during the nine months ended September 30, 2024.
We will also be required to begin making installment payments of our EPC deferred payment (see Note 13 - Commitments and Contingencies - Engineering, Procurement and Construction Contract) once we achieve Substantial Completion, as defined by the CTCI EPC Agreement, as amended, which management believes will not occur until the first quarter of 2025. The EPC deferred payment (excluding contingent amounts) totaled $254.2 million as of September 30, 2024. On October 21, 2024, we notified CTCI that it was in default under the CTCI EPC Agreement, and that such defaults were not capable of cure. As a result, all further work under the CTCI EPC Agreement was terminated effective as of October 21, 2024, and we exercised our right to complete all remaining work. We intend to pursue any and all remedies available to us as a result of such defaults under the CTCI EPC Agreement and enforced our right to draw down on a letter of credit provided by CTCI in support of its obligations under the CTCI EPC Agreement. We drew down on the letter of credit in the amount of approximately $17.8 million (see Note 14 - Subsequent Events).
We will be required to begin making payments to our project management service provider once the free cash position of the Company exceeds $15.0 million (see Note 13 - Commitments and Contingencies - Professional Services Agreement). The deferred payment to the project management service provider totaled and $9.2 million, as of September 30, 2024.
In addition, the Senior Credit Agreement provides for a number of affirmative covenants to which the Company must comply, including the following: the Company is required to raise $10.0 million by November 15, 2024 and an additional $170.0 million by November 15, 2024 to refinance a portion of the senior debt; that we maintain a debt balance of not more than $470.0 million on and after November 15, 2024, and $370.0 million on and after June 30, 2025, and if proceeds from the required capital raises or cash from operations are insufficient to pay down the senior debt to achieve these debt balances, we will be required to undertake additional financings to meet the target debt balance of $470.0 million on and after November 15, 2024.
As of September 30, 2024, $203.5 million of interest related to the Senior Credit Agreement has been paid in kind and approximately $173.7 million will be required for cash interest payments starting in December 2024 through November 14, 2025 related to the Senior Credit Agreement outstanding balance as of September 30, 2024. As of September 30, 2024, $550.9 million of the Senior Credit Agreement balance is included in the current portion of long-term debt (see Note 2 - Liquidity). In addition, we have a fixed payment obligation of $30.8 million, as subsequently amended in January 2024, that is due to be paid in full by December 2024.
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
Senior Credit Agreement. As of September 30, 2024, we have borrowed $689.2 million under our Senior Credit Agreement. Proceeds from the Senior Credit Agreement have been and will continue to be used to fund the pre-operational expenses and the capital costs of the Facility.

As of November 14, 2024, we have borrowed a total of $704.5 million under the Senior Credit Agreement, including $284.9 million of Tranche D. Consequently, as of November 14, 2024, the Company is operating with $9.7 million of committed borrowing capacity under the Senior Credit Agreement. The availability period for which the Tranche D facility can be drawn may be extended from time to time by the Administrative Agent is currently extended until December 31, 2024.
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
Revolving Credit Facility. As of September 30, 2024, the outstanding balance was $15.3 million and we have $59.7 million of borrowing capacity under the RCF, subject to the borrowing base limitations. As of November 14, 2024, the outstanding balance was $27.5 million and we have $47.5 million of borrowing capacity under the RCF, subject to the borrowing base limitations.
The RCF includes customary events of default for: non-payment of amounts owed under the RCF; breaches of representations, warranties or covenants; certain insolvency proceedings, incurrence of any final judgments in excess of $15.0 million (to the extent not covered by insurance) or a non-monetary judgment that would result in a material adverse effect; changes of control; breaches of material Facility related agreements; and failure of the start-up of the Facility by October 31, 2024 (subject to extensions for certain force majeure events), subsequently amended to December 15, 2024 (see Note 14 - Subsequent Events, for further information). The RCF also provides for cross-defaults upon events of default under the Senior Credit Agreement and the SOA. Upon an event of default under the RCF, all commitments under the RCF would terminate, and the lenders may accelerate the payment of all outstanding principal and interest.
Short Term Commitments.
Fixed Payment Obligation. Our financial commitments during the next twelve months include a fixed payment obligation that arose from the settlement of a derivative contract that, through various amendments, the Company is obligated to make payments beginning one month after the Facility commences its commercial operations and produces on-spec renewable diesel with the final payment due no later than December 31, 2024. In exchange, the total fixed payment obligation was increased to a total of $30.8 million.
Grower Commitments. The Company has arrangements with independent growers of our camelina crop, whereby the Company has agreed to pay a fee based on the amount of delivered camelina grain. As of September 30, 2024, the Company estimates that a total of $3.4 million in future payments may be incurred once delivery of the grain is completed over the next three months. Actual amounts to be owed are subject to change based on the actual volumes of on-spec quantities delivered by the growers.
Termination Agreement. On March 25, 2024, the Company entered into a “Termination Agreement” with its feedstock supplier for the Facility. The Company will pay the termination consideration of $3.0 million. The initial payment of $2.0 million was paid on April 10, 2024, with the remaining payments to be made quarterly thereafter through the second quarter of 2025.
Long Term Commitments.
Management Services Agreement. On August 29, 2024, BKRF entered into a Management Services Agreement (the “MSA”) with Entara LLC (“Entara”) for management services pertaining to the Facility. Pursuant to the terms of the MSA, Entara will provide management advice and guidance to BKRF concerning various functions, including commercial, operations, human resources, renewables and asset management. The initial term of the MSA is three years. Upon expiration of the initial term, the MSA will automatically renew for an additional three-year period unless either party provides notice of non-renewal at least 60 days prior to the expiration of the initial term. The future MSA payments through the end of the extended term are approximately $20.7 million and do not include the manufacturing performance bonus payments that may be awarded to Entara upon the achievement of certain key performance indicators.
Commercial Agreements.

Supply and Offtake Agreement. On June 25, 2024, BKRF and Vitol entered into the SOA pursuant to which, among other things, Vitol will serve as the exclusive supplier of renewable feedstocks to the Facility, and as the exclusive offtaker of all renewable diesel, naphtha, and certain associated renewable attributes, and other products (as agreed to by the parties) that are produced at the Facility. The SOA has an initial 36 month term, which is subject to 12 month extensions up to a maximum term of 60 months and can be terminated prior to the expiration of the term if the startup of the Facility has not been achieved by October 31, 2024 (subject to extensions for force majeure and other stated events), subsequently amended to December 15, 2024 (see Note 14 - Subsequent Events, for further information). The SOA also includes certain customary events of default, termination rights, representations, warranties, indemnification obligations and limitations of liability of and with respect to the parties consistent with an agreement of this nature and of its direct ties to the RCF referred to above. The SOA provides for feedstock pricing at market (plus third-party costs) plus a per pound handling and administrative fee. Product offtake is also based upon pricing at market less a per gallon handling and administrative fee. During the term of the SOA, BKRF is responsible for applying for, obtaining and maintaining any and all registrations and other approvals or authorizations that are necessary for the generation of credits generated and traded under the Low Carbon Fuel Standard (“LCFS”) and is required, at its expense, to submit applications for the maintenance of certain registrations associated therewith, including such other approvals or authorizations that are necessary for the generation and the receipt of Renewable Identification Numbers (“RINs”) associated with renewable fuels produced at the Facility. BKRF will manage risks associated with price movements for each of its feedstock, renewable diesel and naphtha inventories, as well as LCFS and RINs, through value adjustments tied to forward contract market pricing, capturing gains or losses resulting from applicable forward contract pricing differentials. In addition, similar to the collateral package provided by BKRF to Vitol under the RCF, the SOA requires that BKRF post and maintain cash collateral as security to Vitol.

CTCI EPC Agreement. In May 2021 BKRF entered into a Turnkey Agreement with a Guaranteed Maximum Price for the Engineering, Procurement and Construction of the Bakersfield Renewable Fuels Project (“CTCI EPC Agreement”), by and between BKRF and CTCI Americas, Inc. (“CTCI”), pursuant to which CTCI agreed to provide services for the engineering, procurement, construction, start-up and testing of the Facility. As of September 30, 2024, CTCI claimed that it has incurred costs in excess of the guaranteed maximum price set forth in the CTCI EPC Agreement, and is seeking at least $760.0 million in total compensation through the end of the project. While the Company is evaluating CTCI’s claims, we dispute such claims, and the Company intends to vigorously defend its position, including by asserting all rights, defenses and counterclaims that the Company may have under the CTCI EPC Agreement and at law. As of September 30, 2024, the amount of the EPC deferred payments totaled $696.0 million. The EPC deferred payments includes the contingent liability of $436.5 million, which includes contingent accrued interest of $36.5 million. An unfavorable outcome with CTCI on this dispute may materially impact our future liquidity.

On October 21, 2024, we notified CTCI that it was in default under the CTCI EPC Agreement, and that such defaults were not capable of cure. As a result, all further work under the CTCI EPC Agreement was terminated effective as of October 21, 2024, and we exercised our right to complete all remaining work. We intend to pursue any and all remedies available to as a result of such defaults under the CTCI EPC Agreement and enforced our right to draw down on a letter of credit provided by CTCI in support of its obligations under the CTCI EPC Agreement. We drew down on the letter of credit in the amount of approximately $17.8 million, which we plan to use to complete the start-up of the Facility.
Inflation. During the fiscal year ended December 31, 2023 and continuing into the three and nine months ended September 30, 2024, we have experienced increases in prices of products, services and the costs of inputs used in our operations (such as the cost of labor, supplies and transportation) throughout our organization. These increases could have a material impact on our operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K promulgated by the SEC under the U.S. Securities Act of 1933, as amended, we are not required to provide the information required by this Item 3.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses in our internal controls over financial reporting (“ICFR”) as described under Item 9A, Controls and Procedures, in our Annual Report. Management is monitoring the implementation of the remediation plan as described below and in the Annual Report.
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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found under “Note 13 - Commitments and Contingencies - Legal” to our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q and is incorporated by reference into this Item 1.
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

Our arrangement with Vitol exposes us to Vitol-related risks that could have a material adverse effect on our operations and cash flow.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three and nine months ended September 30, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.12
Amendment No. 17 to Credit Agreement, dated as of August 29, 2024, by and among BKRF OCB, LLC, BKRF OCP, LLC, Bakersfield Renewable Fuels, LLC, Orion Energy Partners TP Agent, LLC, in its capacity as the administrative agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

10.13*
Bakersfield Renewable Fuels, LLC Executive Short-Term Incentive Plan and Form of Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 30, 2024).

10.14
Amendment to Supply and Offtake Agreement, dated as of November 4, 2024, by and between Bakersfield Renewable Fuels, LLC and Vitol Americas Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2024).

10.15**	Management Services Agreement, dated as of August 29, 2024, by and between Bakersfield Renewable Fuels, LLC and Entara LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

*	Executive Compensation Arrangement pursuant to 601(b)(10)(iii)(A) of Regulation S-K
**	Filed herewith

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CLEAN ENERGY HOLDINGS, INC.

Date: November 14, 2024	By:	/s/ Noah Verleun
Noah Verleun Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Wade Adkins
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)